Form 10-Q
period 1995-06-30
OLD NATIONAL BANCORP
filed 1995-08-14
CIK 707179

                 SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______ to ______

                  Commission File Number 0-10888



                       OLD NATIONAL BANCORP
      (Exact name of Registrant as specified in its charter)

                  INDIANA                        35-1539838
       (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)         Identification No.)

               420 Main Street
             Evansville, Indiana                   47708
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code, (812)464-1200



                          NOT APPLICABLE
       ____________________________________________________
       Former name, former address and former fiscal year,
                  if changed since last reports.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes   x     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 22.9 million shares outstanding at June 30, 1995.

                       OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                             Page No.
         Consolidated Balance Sheet                       --------
         June 30, 1995 and 1994, and December 31, 1994. . . . 3


         Consolidated Statement of Income
         Three and six months ended June 30, 1995 and 1994. . 4


         Consolidated Statement of Cash Flows
         Six months ended June 30, 1995 and 1994. . . . . . . 5


         Notes to the Consolidated Financial Statements. . .  6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . .  9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .. .13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 14


INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . ..15

OLD NATIONAL BANCORP AND AFFILIATES
CONSOLIDATED BALANCE SHEET


                                                    June 30,    June 30,     December 31,
($ in thousands) (unaudited)                          1995        1994         1994
Assets                                              ---------  ---------     --------

Cash and due from banks. . . . . . . . . .           $179,590   $160,755     $185,824
Money market investments . . . . . . . . .              5,324     24,443       76,931
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            201,437    241,747      208,951
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            684,880    686,428      649,637
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            407,867    424,281      411,894
 Other . . . . . . . . . . . . . . . . . .             24,351     27,272       20,831
                                                    ---------  ---------    ---------
   Total Investment Securities . . . . . .          1,318,535  1,379,728    1,291,313
Loans:
 Commercial. . . . . . . . . . . . . . . .            812,679    820,413      807,667
 Mortgage. . . . . . . . . . . . . . . . .          1,353,462  1,201,552    1,297,829
 Consumer credit, net of unearned income .  . . .     644,425    560,888      609,998
 Financial . . . . . . . . . . . . . . . .                650        220        2,546
                                                    ---------  ---------    ---------
   Total Loans . . . . . . . . . . . . . .          2,811,216  2,583,073    2,718,040
   Allowance for loan losses . . . . . . .           (40,953)    (41,829)    (39,814)
                                                    ---------  ---------    ---------
   Net Loans . . . . . . . . . . . . . . .          2,770,263  2,541,244    2,678,226
Other assets . . . . . . . . . . . . . . .            156,282    143,447      154,545
                                                    ---------  ---------    ---------
   Total Assets. . . . . . . . . . . . . .         $4,429,994 $4,249,617   $4,386,839
                                                    =========  =========    =========
Liabilities:
Deposits:
 Noninterest bearing demand. . . . . . . .           $448,648   $439,616     $464,811
 Interest bearing:
   Savings, daily interest checking
   and money market accounts . . . . . . .          1,368,812  1,379,742    1,362,313
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .            233,492    211,176      200,035
   Other time. . . . . . . . . . . . . . .          1,544,052  1,404,304    1,443,156
                                                    ---------  ---------    ---------
   Total Deposits. . . . . . . . . . . . .          3,595,004  3,434,838    3,470,315
                                                    ---------  ---------    ---------
Short-term borrowings. . . . . . . . . . .            332,114    317,046      418,307
Subordinated debentures. . . . . . . . . .             31,545     39,787       38,049
Medium term notes. . . . . . . . . . . . .             32,000     32,000       32,000
Other liabilities. . . . . . . . . . . . .             44,814     34,812       36,945
                                                    ---------  ---------    ---------
 Total Liabilities . . . . . . . . . . . .          4,035,477  3,858,483    3,995,616
                                                    ---------  ---------    ---------
Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .             22,890     22,558       23,347
 Capital surplus . . . . . . . . . . . . .            209,631    198,219      225,181
 Retained earnings . . . . . . . . . . . .            160,778    171,815      149,813
 Net unrealized gain (loss) on investment
   securities. . . . . . . . . . . . . . .              1,218     (1,458)      (7,118)
                                                    ---------  ---------    ---------
 Total Shareholders' Equity. . . . . . . .            394,517    391,134      391,223
                                                    ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $4,429,994 $4,249,617   $4,386,839
                                                    =========  =========    =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP AND AFFILIATES
CONSOLIDATED STATEMENT OF INCOME



                                        Three Months Ended     Six Months Ended
($ in thousands except share                June 30,               June 30,
and per share data) (Unaudited)       1995       1994       1995           1994
Interest income
Loans including fees:
 Taxable . . . . . . . . .           $61,786   $51,537    $120,672       $100,786
 Non-taxable . . . . . . .               798       654       1,562          1,273
Investment securities:
 Taxable . . . . . . . . .            14,379    13,698      28,542         27,906
 Non-taxable . . . . . . .             5,610     5,846      11,185         11,620
Federal funds sold and securities
 purchased under agreement to resell     386       550         922          1,139
Deposits with banks. . . .                39        75          83            158
                                      ------    ------     -------        -------
 Total Interest Income . .            82,998    72,360     162,966        142,882
                                      ------    ------     -------        -------

Interest Expense
Savings, daily interest checking and
 money market accounts . .            10,964     9,011      20,744         17,999
Certificates of deposit of $100,000
 and over. . . . . . . . .             2,933     2,020       5,824          3,851
Other time deposits. . . .            20,915    15,454      39,539         31,003
Federal funds purchased. .               552       400       1,693            588
Securities sold under agreements to
 repurchase. . . . . . . .             2,442     1,536       4,806          2,896
Other borrowings . . . . .             2,579     1,935       5,162          3,612
                                      ------    ------      ------         ------
 Total Interest Expense. .            40,385    30,356      77,768         59,949
                                      ------    ------      ------         ------
 Net Interest Income . . .            42,613    42,004      85,198         82,933
Provision for loan losses.             1,119     1,771       2,183          3,018
                                      ------    ------      ------         ------
 Net Interest Income After Provision
 For Loan Losses . . . . .            41,494    40,233      83,015         79,915
                                      ------    ------      ------         ------
Noninterest Income
Trust fees . . . . . . . .             2,395     1,912       4,724          3,808
Service charges on deposit accounts.   3,265     3,066       6,316          5,847
Loan servicing fees. . . .             1,206     1,080       2,451          2,014
Securities gains (losses), net. .         36         8          36             24
Other income . . . . . . .             2,788     2,865       5,342          5,375
                                      ------    ------      ------         ------
 Total Noninterest Income.             9,690     8,931      18,869         17,068
                                      ------    ------      ------         ------
Noninterest Expense
Salaries and employee benefits. .     18,174    17,092      36,257         34,068
Occupancy expense. . . . .             1,986     1,927       3,975          3,911
Equipment expense. . . . .             2,550     2,391       5,233          4,607
FDIC insurance expense . .             1,972     1,993       3,972          3,989
Outside data processing expense .        794       831       1,677          1,612
Other expenses . . . . . .             8,509     8,380      17,133         16,609
                                      ------    ------      ------         ------
 Total Noninterest Expense            33,985    32,614      68,247         64,796
                                      ------    ------      ------         ------
Income before income taxes            17,199    16,550      33,637         32,187
Provision for income taxes             4,841     4,489       9,323          8,553
                                      ------    ------      ------         ------
 Net Income. . . . . . . .           $12,358   $12,061     $24,314        $23,634
                                      ======    ======      ======         ======
Net Income Per Common Share
 Primary . . . . . . . . .           $  0.54   $  0.51     $  1.05        $  1.00
                                      ======    ======      ======         ======
 Fully Diluted . . . . . .           $  0.52   $  0.50     $  1.02        $  0.97
                                      ======    ======      ======         ======
Weighted average common shares outstanding:
 Primary . . . . . . . . .       23,029,708 23,615,573  23,140,212     23,670,633
                                 ========== ==========  ==========     ==========
 Fully Diluted . . . . . .       24,370,907 25,307,197  24,481,411     25,362,257
                                 ========== ==========  ==========     ==========

The accompanying notes are an integral part of this statement

Old National Bancorp and Affiliates
Consolidated Statement of Cash Flows

                                                        Six Months Ended
                                                            June 30,
($ in thousands) (unaudited)                           1995        1994
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . .             $ 24,314    $ 23,634
                                                      -------     -------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . .                3,585       3,437
 Amortization of intangible assets . . .                  773         944
 Net premium amortization (discount accretion) on
   investment securities . . . . . . . .                  407       3,288
 Provision for loan losses . . . . . . .                2,183       3,018
 Gain on sale of investment securities .                  (36)        (24)
 Gain on sale of assets. . . . . . . . .                 (245)        (41)
 Increase in interest receivable . . . .               (2,887)     (1,065)
 (Increase) decrease in other assets . .                1,149        (693)
 Increase (decrease) in accrued expenses and
    other liabilities. . . . . . . . . .                2,429      (1,174)
                                                      -------     -------
   Total adjustments . . . . . . . . . .                7,358       7,690
                                                      -------     -------
 Net cash flows provided by operating activities. .    31,672      31,324
                                                      -------     -------
Cash flows from investing activities:
Purchase of investment securities held to maturity.   (36,697)   (147,707)
Purchase of investment securities available for sale (115,716)    (79,110)
Proceeds from maturities and paydowns of investment
 securities held to maturity . . . . . .               51,136     153,011
Proceeds from maturities and paydowns of investment
 securities available for sale . . . . .               81,693      68,718
Proceeds from sales of investment securities available
 for sale. . . . . . . . . . . . . . . .                5,768      21,799
Net principal collected from (loans made to) customers:
  Commercial . . . . . . . . . . . . . .               (2,612)    (49,671)
  Mortgage . . . . . . . . . . . . . . .              (69,449)    (53,067)
  Consumer . . . . . . . . . . . . . . .              (36,007)    (44,123)
Proceeds from sale of mortgage loans . .               13,926      19,105
Proceeds from sale of premises and equipment. . . .       313         243
Purchase of premises and equipment . . .               (4,503)     (6,226)
                                                      -------     -------
 Net cash flows used in investing activities. . . .  (112,148)   (117,028)
                                                      -------     -------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . .             (16,163)     (16,649)
 Savings, daily interest checking and
   money market deposits. . . . . . . . . . . .        6,499      (25,203)
 Certificates of deposit of $100,000 and over . . .   33,457       (2,488)
 Other time deposits . . . . . . . . . . .           100,895       (5,114)
 Federal funds purchased and securities sold under
 agreements to repurchase .  . . . . . . .          (126,127)      31,663
 Other short-term borrowings . . . . . . .            39,934       34,091
Redemption of 10% subordinated debentures.                ---      (4,502)
Cash dividends paid. . . . . . . . . . . .           (10,091)     (10,038)
Common stock repurchased . . . . . . . . .           (28,826)      (9,187)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . .             3,057        4,067
                                                     -------      -------
 Net cash flows provided by (used in)
   financing activities . . . . . . . . . . . .        2,635       (3,360)
                                                     -------      -------
Net decrease in cash and cash equivalents.           (77,841)     (89,064)
Cash and cash equivalents at beginning of period. .  262,755       274,262
                                                     -------       -------
Cash and cash equivalents at end of period          $184,914      $185,198
                                                     =======       =======
 Total interest paid . . . . . . . . . . .           $74,535       $59,738
                                                      ======        ======
 Total taxes paid. . . . . . . . . . . . .           $ 8,264       $10,054
                                                      ======        ======

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of June 30, 1995 and 1994 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

2. Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid February 10, 1995 to shareholders of record on January 27, 1995. All share and per share data presented herein have been restated for the effects of this stock dividend.

3. Merger Activities

Completed Mergers

On March 31, 1995, ONB and Oblong Bancshares, Inc., Oblong, Illinois, consummated a merger in which ONB issued 456,643 common shares in exchange for all of the shares of Oblong. This transaction was accounted for as a pooling-of-interests. Net income prior to merger included in these statements for the three months ended March 31, 1995 was $231 thousand.

On April 30, 1995, ONB and Citizens National Bank Corporation, Tell City, Indiana, consummated a merger in which ONB issued 992,861 common shares in exchange for all of the shares of Citizens. This transaction was accounted for as a pooling-of-interests. Net income prior to merger included in these statements for the four months ended April 30, 1995 was $664 thousand.

Pending Mergers

On September 30, 1994, ONB and First United Savings Bank (FUSB), Greencastle, Indiana announced the execution of a letter of intent to merge. They have subsequently signed a definitive merger agreement. Pursuant to the terms of this agreement, ONB will issue common shares in exchange for all of the outstanding common shares of FUSB. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the the approvals of FUSB's shareholders and regulatory authorities. As of June 30, 1995, FUSB's consolidated financial statements reflected $140.6 million in total assets, net loans of $123.4 million, total deposits of $112.5 million and net loss for the six months then ended of $22 thousand. This merger is expected to be consummated in late 1995.

On February 23, 1995, ONB and Shawnee Bancorp, parent company of The Bank of Harrisburg, Harrisburg, Illinois announced the execution of a letter of intent to merge. They have subsequently signed a definitive merger agreement. Pursuant to the terms of this agreement, ONB will issue common shares in exchange for all of the outstanding common shares of Shawnee Bancorp. The minority shareholders of the Bank of Harrisburg will receive cash. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Shawnee Bancorp's shareholders and regulatory authorities. As of June 30, 1995, Shawnee Bancorp's consolidated financial statements reflected $29.3 million in total assets, net loans of $13.2 million, total deposits of $24.1 million and net income for the six months then ended of $62 thousand. This merger is expected to be consummated in December 1995.

On April 26, 1995, ONB and City National Bancorp, parent company of City National Bank, Fulton, Kentucky announced the execution of a letter of intent to merge. They have subsequently signed a definitive merger agreement. Pursuant to the terms of this agreement, ONB will issue common shares in exchange for all of the outstanding common shares of City National Bancorp. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of City National Bancorp's shareholders and regulatory authorities. As of June 30, 1995, City National Bancorp's consolidated financial statements reflected $103.5 million in total assets, net loans of $39.1 million, total deposits of $88.3 and net income for the six months then ended of $501 thousand. This merger is expected to be consummated in late 1995.

4. Investments

The market value and amortized cost of investment securities as of June 30, 1995 are set forth below ($ in thousands):

                                            Market Value  Amortized Cost

Held-to-maturity, at amortized cost         $    882,889   $    875,664
Available-for-sale, at market value              442,871        440,929
                                               ---------      ---------
                                            $  1,325,760   $  1,316,593
                                               =========      =========
5. Borrowings

ONB has outstanding $31.5 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 42.517 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of June 30, 1995, 1.3 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The notes may be issued with maturities ranging from nine months to thirty years and rates may be either fixed or variable. As of June 30, 1995, a total of $32 million of the notes were outstanding, with maturities ranging from one to eight years and fixed interest rates ranging from 5.5% to 7.1%.
On July 5, 1995, ONB issued the remaining $18 million of Series A Medium Term Notes with an interest rate of 6.94% and a seven-year maturity. Proceeds were used to reduce outstanding lines of credit.

As of June 30, 1995, ONB has $40 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of June 30, 1995, $31.2 million was outstanding under these lines bearing interest rates that averaged 6.76%.



6. Impact of Accounting Changes

Effective January 1, 1995, ONB adopted the provisions of Statement of Financial Accounting Standards No. 114 and No. 118, "Accounting for Creditors for Impairment of a Loan" (SFAS No. 114 and SFAS No. 118).

As of June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $5.7 million with no related allowance and $56.2 million with $16.3 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the six months ended June 30, 1995, the average balance of impaired loans was $58.2 million and $2.4 million of interest was recorded.

PART I.  FINANCIAL INFORMATION
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of June 30, 1995, as compared to June 30, 1994 and December 31, 1994, and the results of operations for the three and six month periods ended June 30, 1995 and 1994.

Financial Condition

ONB's total assets at June 30, 1995 were $4.4 billion, a 4.2% increase over the prior year and a 1.0% increase from December 31, 1994. Earning assets, which consist primarily of money market investments, investment securities and loans, rose 3.7% over the prior year and a 1.2% increase since year-end.
During the past year, the mix of earning assets has changed slightly with loans growing 8.8% while investment securities and money market investments combined declined 5.7%. Since year-end, loans increased 3.4% compared to a 3.2% decrease in investment securities and money market investments. The continued loan growth reflects the generally healthy economies in our tri-state market areas. The decrease in money market investments and investment securities was the result of using redemptions and maturities to partially fund our loan growth.

At June 30, 1995, under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and other real estate) increased to $14.8 million from $13.7 million as of December 31, 1994. As of these dates, under-performing assets in total were 0.53% and 0.50%, respectively, of total loans and other real estate.

                   Past Due                                                    Total as %
                      90                                    Other              of Total Loans
                     Days     Nonaccrual    Restructured     Real               and Other
                    Or More     Loans          Loans        Estate     Total   Real Estate

June 30, 1995       $3,449     $9,568         $1,112        $628     $14,757      0.53%
December 31, 1994    3,338      9,077            633         647      13,695      0.50


ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry. A concentration generally exists when more than 10% of total loans outstanding are to borrowers of the same industry. ONB has minimal exposure to commercial real estate, construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 1995, grew $160.2 million or 4.7% from June 30, 1994 and increased $124.7 million or 3.6% since year-end. The mix of deposits has remained relatively unchanged with a slight shift to small certificates of deposit (CDs) as deposit interest rates have risen. This deposit growth has enabled ONB to reduce other borrowing levels.

Capital

Total shareholders' equity increased by 0.8% over year-end 1994 and 0.9% over June 30, 1994. ONB continues its quarterly cash dividend of $0.23 per share. In conformity with its stock repurchase program, ONB purchased $13.9 million and $28.8 million of its capital stock in the second quarter of 1995 and year-to-date in 1995, respectively.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                Minimum
                               Regulatory  June 30,      June 30,      December 31,
                                 Ratios       1995         1994            1994
Risk Based Capital:
 Tier 1 Capital to Total Assets   3.00%       8.56%         8.83%          8.71%
  (Leverage Ratio)
 Tier 1 Capital to Risk Adjusted  4.00%      13.49%        14.25%         13.92%
   Total Assets
 Total Capital to Risk Adjusted   8.00%      15.79%        16.97%         16.50%
   Total Assets
Shareholders' Equity to             N/A      8.91%          9.20%         8.92%
   Total Assets


Each of ONB's affiliate banks have capital ratios which exceed regulatory minimums.

Liquidity and Asset/Liability Management

ONB continually monitors its liquidity and actively manages its asset/liability position. The purpose of liquidity management is to match the sources of funds with anticipated customer borrowings and withdrawals and other obligations. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

As of June 30, 1995, ONB's rate-sensitive assets were 84% of rate-sensitive liabilities in the 1-180 day maturity category and 96% in the 181-365 day category. These figures compared to 87% and 102% on December 31, 1994 and 88% and 102% on June 30, 1994. These positions are within acceptable ranges as determined from time-to-time by management. ONB's increased lending activity combined with the shift in deposits to CDs contributed to the these ratio changes. ONB's funds management committee meets monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the six months ended June 30, 1995 was $24.3 million, a 2.9% increase from the same period 1994. Net income for the second quarter of 1995 was up 2.5% over 1994. Primary net income per common share for the second quarter of 1995 and for the six months ended June 30, 1995 were $0.54 and

$1.05, respectively. Earnings per common share for both periods in 1995 exceeded the results for the similar periods in 1994 by 5.0% or more.

The company's return on average assets (ROA) for the second quarter of 1995 was 1.13%, the same as 1994. Year-to-date ROA percentages were 1.11% in 1995 compared to 1.12% for 1994. Return on average equity (ROE) for the quarter and the first six months of 1995 were 12.65% and 12.44%, respectively. These compare favorably to 1994 ROE results of 12.43% and 12.22% for similar periods.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1995 was $91,586, a 2.4% increase over 1994. Net interest income for the second quarter of 1995 was $45,868 compared to $45,384 in 1994. The net interest margin for the second quarter was 4.45% and 4.55% for 1995 and 1994, respectively. The year-to-date net interest margin percentage in 1995 was 4.47% compared to 4.52% in 1994. Higher interest rates increased ONB's net interest income, though higher deposit rates experienced so far in 1995 reduced the net interest margin.

Provision and Allowance for Loan Losses

The provision for loan losses was $1.1 million in the second quarter of 1995 compared to $1.7 million in the second quarter of 1994. Year-to-date, the provision for loan losses of $2.2 million compares to $3.0 million in 1994. ONB's net charge-offs were 0.09% of average loans for the current quarter, down from 0.26% in the second quarter of 1994. For the first six months, net charge-offs were 0.08% in 1995 compared to 0.13% in 1994. These charge-off figures reflect the continued strength of the loan portfolio and the sound economies in the communities ONB serves. These historically low levels of charge-offs may be difficult to sustain in the future.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.46% at June 30, 1995 compares to 1.62% in 1994. The loan portfolio's strength enabled ONB to add loan growth with minimal increase in the allowance. As a result, the this ratio declined. The allowance for loan losses covers all under-performing assets by 2.8 times at June 30, 1995 compared to 2.9 times at December 31, 1994.

Noninterest Income

Excluding securities losses, noninterest income increased 8.2% in the three months ended June 30, 1995 as compared to the same period in 1994. For the first six months, this increase was 10.5%. Both increases were fueled by an increase in trust fees which were up 25.3% in the second quarter versus last year and 24.1% for the first six months. Most other categories of noninterest income were slightly ahead of last year except for other income which declined slightly.

Noninterest Expense

Noninterest expense increased 4.2% in the second quarter of 1995 compared to 1994. For the first six months, this percentage increase was 5.3%. A major component of this increase is the company's significant investments in data processing facilities, data processing conversions and consolidation activities. With twelve affiliate banks already using our in-house data center, ONB will continue to convert the data processing for each of its affiliate banks from third party services. This has resulted in higher fixed equipment, occupancy, and personnel costs in 1995, with benefits anticipated from lower third party fees as conversions are completed. Salaries and benefits, together the largest individual component of noninterest expense, increased 6.3% in the second quarter of 1995 compared to 1994. For the first six months, this percentage increased 6.4%. Equipment expense is up 6.6% quarter-to-quarter and 13.6% year-to-year. These increases while above normal levels because of the conversion and consolidation activities are trending downward from prior periods. Other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, remained relatively unchanged in the second quarter at 28.1% compared to 27.1% in 1994. For the first six months, this percentage is 27.7% for 1995 and 26.6% in 1994. Decreased tax exempt income levels in 1995 resulted in higher effective income tax rates.

PART II
OTHER INFORMATION


ITEM 1.  Legal Proceedings

NONE


ITEM 2.  Changes in Securities

NONE

ITEM 3.  Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

See Note 3 to the consolidated financial statements for discussion of pending mergers.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) NONE

(b) ONB did not file a current report on Form 8-K during the quarter ended June 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By: s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer

Date: August 11, 1995

                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule