Form 10-Q
period 1995-09-30
OLD NATIONAL BANCORP /IN/
filed 1995-11-14
CIK 707179

                 SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 22.7 million shares outstanding at September 30, 1995.

                       OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements                                     Page No.
       Consolidated Balance Sheet
        September 30, 1995 and 1994, and December 31, 1994 . . . . . 3


       Consolidated Statement of Income
        Three and nine months ended September 30, 1995 and 1994. . . 4


       Consolidated Statement of Cash Flows
        Nine months ended September 30, 1995 and 1994. . . . . . . . 5


       Notes to Consolidated Financial Statements. . . . . . . . . . 6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . .10


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15


INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .16

OLD NATIONAL BANCORP AND AFFILIATES
CONSOLIDATED BALANCE SHEET

                                                September 30, September 30,  December 31,
($ in thousands) (unaudited)                        1995          1994           1994
Assets


Cash and due from banks. . . . . . . . . .        $166,293      $189,587       $185,824
Money market investments . . . . . . . . .          17,411        48,421         76,931
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .         193,459       231,926        208,951
 U.S. Government agencies
   and corporations. . . . . . . . . . . .         675,222       665,900        649,637
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .         412,208       419,251        411,894
 Other . . . . . . . . . . . . . . . . . .          24,021        23,773         20,831
                                                 ---------     ---------      ---------
   Total Investment Securities . . . . . .       1,304,910     1,340,850      1,291,313
Loans:
 Commercial. . . . . . . . . . . . . . . .         782,913       785,660        775,045
 Mortgage. . . . . . . . . . . . . . . . .       1,393,123     1,286,889      1,330,451
 Consumer credit, net of unearned income .         664,520       591,605        609,998
 Financial . . . . . . . . . . . . . . . .           1,500         2,101          2,546
                                                 ---------     ---------      ---------
   Total Loans . . . . . . . . . . . . . .       2,842,056     2,666,255      2,718,040
   Allowance for loan losses . . . . . . .         (40,056)      (41,877)       (39,814)
                                                 ---------     ---------      ---------
   Net Loans . . . . . . . . . . . . . . .       2,802,000     2,624,378      2,678,226
Other assets . . . . . . . . . . . . . . .         157,037       149,609        154,545
                                                 ---------     ---------      ---------
   Total Assets. . . . . . . . . . . . . .      $4,447,651    $4,352,845     $4,386,839
                                                 =========     =========      =========
Liabilities:
Deposits:
 Noninterest bearing demand. . . . . . . .        $417,937      $445,358       $464,811
 Interest bearing:
   Savings, daily interest checking
   and money market accounts . . . . . . .       1,391,259     1,358,291      1,362,313
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .         258,921       228,427        200,035
   Other time. . . . . . . . . . . . . . .       1,555,561     1,428,470      1,443,156
                                                 ---------     ---------      ---------
   Total Deposits. . . . . . . . . . . . .       3,623,678     3,460,546      3,470,315
                                                 ---------     ---------      ---------
Short-term borrowings. . . . . . . . . . .         295,766       389,346        418,307
Subordinated debentures. . . . . . . . . .          31,545        39,732         38,049
Medium term notes. . . . . . . . . . . . .          50,000        32,000         32,000
Other liabilities. . . . . . . . . . . . .          49,615        38,461         36,945
                                                 ---------     ---------      ---------
 Total Liabilities . . . . . . . . . . . .       4,050,604     3,960,085      3,995,616
Shareholders' Equity                             ---------     ---------      ---------
 Common stock. . . . . . . . . . . . . . .          22,712        22,430         23,347
 Capital surplus . . . . . . . . . . . . .         203,506       198,046        225,181
 Retained earnings . . . . . . . . . . . .         169,621       176,540        149,813
 Net unrealized gain (loss) on investment
   securities. . . . . . . . . . . . . . .           1,208        (4,256)        (7,118)
                                                 ---------     ---------      ---------
 Total Shareholders' Equity. . . . . . . .         397,047       392,760        391,223
 Total Liabilities and Shareholders'             ---------     ---------      ---------
   Equity. . . . . . . . . . . . . . . . .      $4,447,651    $4,352,845     $4,386,839
                                                 =========     =========      =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP AND AFFILIATES
CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended      Nine Months Ended
($ in thousands except share               September 30,          September 30,
and per share data) (Unaudited)          1995     1994          1995       1994
Interest income
Loans including fees:

 Taxable . . . . . . . . . . . . . . . $63,796    $54,430    $184,271    $155,215
 Non-taxable . . . . . . . . . . . . .     899        712       2,685       1,989
Investment securities:
 Taxable . . . . . . . . . . . . . . .  14,284     13,933      42,972      41,837
 Non-taxable . . . . . . . . . . . . .   5,574      5,782      16,835      17,402
Federal funds sold and securities
 purchased under agreement to resell .   1,067        304       2,447       1,443
Deposits with banks. . . . . . . . . .      44         63         171         222
                                        ------     ------     -------     -------
 Total Interest Income . . . . . . . .  85,664     75,224     249,381     218,108
                                        ------     ------     -------     -------
Interest Expense
Savings, daily interest checking and
 money market accounts . . . . . . . .  11,088      8,883      31,884      26,882
Certificates of deposit of $100,000
 and over. . . . . . . . . . . . . . .   3,373      2,293       9,089       6,143
Other time deposits. . . . . . . . . .  21,683     16,140      61,218      47,143
Federal funds purchased. . . . . . . .     793        995       3,023       1,584
Securities sold under agreements to
 repurchase. . . . . . . . . . . . . .   2,501      1,732       7,402       4,628
Other borrowings . . . . . . . . . . .   2,813      2,021       8,019       5,633
                                        ------     ------     -------     -------
 Total Interest Expense. . . . . . . .  42,251     32,064     120,635      92,013
                                        ------     ------     -------     -------
 Net Interest Income . . . . . . . . .  43,413     43,160     128,746     126,095
Provision for loan losses. . . . . . .   1,938      1,485       4,121       4,503
                                        ------     ------     -------     -------
 Net Interest Income After Provision

 For Loan Losses . . . . . . . . . . .  41,475     41,675     124,625     121,592
                                        ------     ------     -------     -------
Noninterest Income
Trust fees . . . . . . . . . . . . . .   2,201      2,193       6,978       6,001
Service charges on deposit accounts. .   3,441      3,200       9,835       9,047
Loan servicing fees. . . . . . . . . .   1,466        976       4,202       2,990
Securities gains (losses), net . . . .      11         11          46          35
Other income . . . . . . . . . . . . .   2,401      2,658       7,196       8,033
                                        ------     ------     -------     -------
 Total Noninterest Income. . . . . . .   9,520      9,038      28,257      26,106
                                        ------     ------     -------     -------
Noninterest Expense
Salaries and employee benefits . . . .  18,152     17,584      54,406      51,653
Occupancy expense. . . . . . . . . . .   2,093      2,096       6,132       6,007
Equipment expense. . . . . . . . . . .   2,549      2,395       7,728       7,002
FDIC insurance expense . . . . . . . .    (799)     1,971       3,190       5,960
Data processing expense. . . . . . . .   1,404      1,051       3,983       3,023
Other expenses . . . . . . . . . . . .   8,588      8,484      24,702      24,734
                                        ------     ------     -------     -------
 Total Noninterest Expense . . . . . .  31,987     33,581     100,141      98,379
                                        ------     ------     -------     -------
Income before income taxes . . . . . .  19,008     17,132      52,741      49,319
Provision for income taxes . . . . . .   5,555      4,802      14,973      13,355
                                        ------     ------     -------     -------
 Net Income. . . . . . . . . . . . . . $13,453    $12,330     $37,768     $35,964
                                        ======     ======      ======      ======
Net Income Per Common Share
 Primary . . . . . . . . . . . . . . . $  0.59    $  0.52     $  1.64     $  1.52
                                        ======     ======      ======      ======
 Fully Diluted . . . . . . . . . . . . $  0.57    $  0.51     $  1.60     $  1.48
                                        ======     ======      ======      ======
Weighted average common shares outstanding:
 Primary . . . . . . . . . . . . .  22,849,910 23,531,065  23,032,618  23,623,599
                                    ========== ==========  ==========  ==========
 Fully Diluted . . . . . . . . . .  24,191,109 25,220,350  24,373,817  25,312,884
                                    ========== ==========  ==========  ==========

The accompanying notes are an integral part of this statement

Old National Bancorp and Affiliates
Consolidated Statement of Cash Flows

                                                           Nine Months Ended
                                                              September 30,
($ in thousands) (unaudited)                               1995        1994
Cash flows from operating activities:

Net income . . . . . . . . . . . . . . . . . . . . . .   $ 37,768    $ 35,964
                                                          -------     -------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . . . .      5,496       5,361
 Amortization of intangible assets . . . . . . . . . .      1,391       1,336
 Net premium amortization (discount accretion) on
   investment securities . . . . . . . . . . . . . . .      1,355       4,657
 Provision for loan losses . . . . . . . . . . . . . .      4,121       4,503
 Gain on sale of investment securities . . . . . . . .        (46)        (35)
 Gain on sale of assets. . . . . . . . . . . . . . . .       (309)       (131)
 Increase in interest receivable . . . . . . . . . . .     (5,801)     (3,687)
 (Increase) decrease in other assets . . . . . . . . .      3,196      (3,441)
 Increase in accrued expenses and
    other liabilities. . . . . . . . . . . . . . . . .      7,156         699
                                                          -------     -------
   Total adjustments . . . . . . . . . . . . . . . . .     16,559       9,262
                                                          -------     -------
 Net cash flows provided by operating activities. .        54,327      45,226
                                                          -------     -------
Cash flows from investing activities:
Purchase of investment securities held-to-maturity . .    (55,240)   (162,028)
Purchase of investment securities available-for-sale .   (183,349)   (107,159)
Proceeds from maturities and paydowns of investment. .
 securities held-to-maturity . . . . . . . . . . . . .     92,858     202,227
Proceeds from maturities and paydowns of investment
 securities available-for-sale . . . . . . . . . . . .    122,551      95,692
Proceeds from sales of investment securities available-
 for-sale. . . . . . . . . . . . . . . . . . . . . . .     22,114      20,769
Net principal collected from (loans made to) customers:
  Commercial . . . . . . . . . . . . . . . . . . . . .     (7,945)    (16,969)
  Mortgage . . . . . . . . . . . . . . . . . . . . . .    (92,639)   (144,506)
  Consumer . . . . . . . . . . . . . . . . . . . . . .    (57,051)    (75,995)
Proceeds from sale of mortgage loans . . . . . . . . .     29,921      25,164
Proceeds from sale of premises and equipment . . . . .        339         312
Purchase of premises and equipment . . . . . . . . . .     (6,985)     (9,382)
                                                          -------     -------
 Net cash flows used in investing activities . . . . .   (135,426)   (171,875)
                                                          -------     -------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . . . .   (46,874)     (10,907)
 Savings, daily interest checking and money market
     deposits. .                                          28,946      (46,654)
 Certificates of deposit of $100,000 and over. . . . .    58,886       14,763
 Other time deposits . . . . . . . . . . . . . . . . .   112,405       19,052
 Federal funds purchased and securities sold under
      agreements to repurchase . . . . . . . . . . . .  (133,883)     111,774
 Other short-term borrowings . . . . . . . . . . . . .    11,342       29,988
Redemption of 10% subordinated debentures. . . . . . .       ---       (4,502)
Proceeds from issuance of medium-term notes. . . . . .    18,000          ---
Cash dividends paid. . . . . . . . . . . . . . . . . .   (15,325)     (14,605)
Common stock repurchased . . . . . . . . . . . . . . .   (35,908)     (13,715)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . . . . . . . .     4,459        5,201
                                                         -------      -------
 Net cash flows provided by financing activities . . .     2,048       90,395
                                                         -------      -------
Net decrease in cash and cash equivalents. . . . . . .   (79,051)     (36,254)
Cash and cash equivalents at beginning of period . . .   262,755      274,262
                                                         -------      -------
Cash and cash equivalents at end of period              $183,704     $238,008
                                                         =======      =======
 Total interest paid . . . . . . . . . . . . . . . . .  $115,036      $91,666
                                                         =======      =======
 Total taxes paid. . . . . . . . . . . . . . . . . . .   $10,959      $14,217
                                                         =======      =======

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of September 30, 1995 and 1994 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. These financial statements should be read in conjunction with ONB's 1994 Annual report on Form 10-K.

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

Pending Mergers

On September 30, 1994, ONB and First United Savings Bank (FUSB), Greencastle, Indiana announced the execution of a letter of intent to merge and subsequently executed a definitive merger agreement. On November 3, 1995 ONB issued 520,353 common shares in exchange for all of the outstanding common shares of FUSB. The transaction was accounted for as a pooling-of-interests. As of September 30, 1995, FUSB's consolidated financial statements reflected $145.5 million in total assets, net loans of $126.5 million, total deposits of $115.9 million and net income for the nine months then ended of $175 thousand. Since this merger took place after September 30, 1995, it is not reflected in these financial statements.

On February 23, 1995, ONB and Shawnee Bancorp, parent company of The Bank of Harrisburg, Harrisburg, Illinois announced the execution of a letter of intent to merge. They have subsequently signed a definitive merger agreement. Pursuant to the terms of this agreement, ONB will issue common shares in exchange for all of the outstanding common shares of Shawnee Bancorp. The minority shareholders of the Bank of Harrisburg will receive cash. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Shawnee Bancorp's shareholders and regulatory authorities. As of September 30, 1995, Shawnee Bancorp's consolidated financial statements reflected $28.8 million in total assets, net loans of $14.6 million, total deposits of $24.4 million and net income for the nine months then ended of $100 thousand. This merger is expected to be consummated in December 1995.

On April 26, 1995, ONB and City National Bancorp, parent company of City National Bank, Fulton, Kentucky announced the execution of a letter of intent to merge and subsequently signed a definitive merger agreement. On October 31, 1995 the merger was consummated and ONB issued 551,573 common shares in exchange for all of the outstanding common shares of City National Bancorp. The transaction was accounted for as a pooling-of-interests. As of September 30, 1995, City National Bancorp's consolidated financial statements reflected $103.1 million in total assets, net loans of $39.2 million, total deposits of $87.9 and net income for the nine months then ended of $818 thousand. Since this merger took place after September 30, 1995, it is not reflected in these financial statements.

4. Investments

The market value and amortized cost of investment securities as of September 30, 1995 are set forth below ($ in thousands):
                                           Market Value  Amortized Cost

Held-to-maturity, at amortized cost         $    875,796   $    863,609
Available-for-sale, at market value              441,301        439,296
                                              ----------    -----------
                                            $  1,317,097   $  1,302,905
                                              ==========    ===========
5. Borrowings

ONB has outstanding $31.5 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 42.517 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of September 30, 1995, 1.3 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The notes may be issued with maturities ranging from nine months to thirty years and rates may be either fixed or variable. As of September 30, 1995, a total of $50 million of the notes were outstanding, with maturities ranging from one to eight years and fixed interest rates ranging from 5.5% to 7.1%.

As of September 30, 1995, ONB has $40 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of September 30, 1995, $13.9 million was outstanding under these lines bearing interest rates that averaged 6.48%.

6. Impact of Accounting Changes

Effective January 1, 1995, ONB adopted the provisions of Statement of Financial Accounting Standards No. 114 and No. 118, "Accounting for Creditors for Impairment of a Loan" (SFAS No. 114 and SFAS No. 118). A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected for either the amounts or the dates as scheduled in the loan agreement.

As of September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $6.2 million with no related allowance and $57.7 million with $16.7 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the nine months ended September 30, 1995, the average balance of impaired loans was $59.4 million and $3.9 million of interest was recorded.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". ONB is required to adopt this statement January 1, 1996. Implementation of this statement is not expected to have a material effect on ONB's financial position or results of operations.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing

Rights". ONB is required to adopt this statement January 1, 1996. Implementation of this statement is not expected to have a material effect on ONB's financial position or results of operations.

PART I.  FINANCIAL INFORMATION
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of September 30, 1995, as compared to September 30, 1994 and December 31, 1994, and the results of operations for the three and nine month periods ended September 30, 1995 and 1994.

Financial Condition

ONB's total assets at September 30, 1995 were $4.4 billion, a 2.2% increase over the prior year and a 1.4% increase from December 31, 1994. Earning assets, which consist primarily of money market investments, investment securities and loans, rose 2.7% over the prior year and a 1.9% increase since year-end. During the past year, the mix of earning assets has changed slightly with loans growing 6.6% while investment securities and money market investments combined declined 4.8%. Since year-end, loans increased 4.6% compared to a 3.4% decrease in investment securities and money market investments. The continued loan growth reflects the generally healthy economies in the company's tri-state market areas. The decrease in money market investments and investment securities was the result of using redemptions and maturities to partially fund loan growth.

At September 30, 1995, under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and other real estate) increased to $14.9 million from $13.7 million as of December 31, 1994. As of these dates, under-performing assets in total were 0.52% and 0.50%, respectively, of total loans and other real estate.

                    Past Due                                                      Total as %
                       90                                   Other               of Total Loans
                      Days    Nonaccrual    Restructured    Real                  and Other
                    Or More     Loans          Loans       Estate     Total      Real Estate

September 30, 1995   $4,848    $7,995         $1,204        $864     $14,911        0.52%
December 31, 1994     3,338     9,077            633         647      13,695        0.50

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

Total deposits at September 30, 1995, grew $163.1 million or 4.7% from September 30, 1994 and increased $153.4 million or 4.4% since year-end. The mix of deposits has relatively unchanged with growth being primarily in small certificates of deposit (CDS) as deposit interest rates have risen. This deposit growth has enabled ONB to reduce other borrowing levels.

Capital

Total shareholders' equity increased by 1.5% over year-end 1994 and 1.1% over September 30, 1994. ONB continues its quarterly cash dividend of $0.23 per share. In conformity with its stock repurchase program, ONB purchased $7.1 million and $35.9 million of its capital stock in the third quarter of 1995 and year-to-date in 1995, respectively.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                           Minimum
                                         Regulatory     September 30, September 30,  December 31,
                                            Ratios         1995           1994         1994
Risk Based Capital:

 Tier 1 Capital to Total Assets              3.00%         8.60%          8.78%        8.71%
  (Leverage Ratio)
 Tier 1 Capital to Risk Adjusted             4.00%        13.48%         14.06%       13.92%
   Total Assets
 Total Capital to Risk Adjusted              8.00%        15.81%         16.56%       16.50%
   Total Assets
Shareholders' Equity to
   Total Assets                               N/A          8.93%          9.02%        8.92%

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

As of September 30, 1995, ONB's rate-sensitive assets were 79% of rate-sensitive liabilities in the 1-180 day maturity category and 94% in the 181 -365 day category. These figures compared to 87% and 102% on December 31, 1994 and 85% and 98% on September 30, 1994. These positions are considered acceptable by management. ONB's increased lending activity combined with the shift in deposits to CDS contributed to the these ratio changes. ONB's funds management committee meets monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the nine months ended September 30, 1995 was $37.8 million, a 5.0% increase from the same period 1994. Net income for the third quarter of 1995 was up 9.1% over 1994. Primary net income per common share for the third quarter of 1995 was $0.59, up 13.5% and for the nine months ended September

30, 1995 was $1.64, up 7.9%.

The company's return on average assets (ROA) for the third quarter of 1995 was 1.21% compared to 1.15% in 1994. Year-to-date ROA percentages were 1.15% in 1995 compared to 1.13% for 1994. Return on average equity (ROE) for the quarter and the first nine months of 1995 were 13.65% and 12.85%, respectively. These compare favorably to 1994 ROE results of 12.56% and 12.33% for similar periods.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1995 was $138,475 a 2.0% increase over 1994. Net interest income for the third quarter of 1995 was $46,850 compared to $46,255 in 1994. The net interest margin for the third quarter was 4.49% and 4.61% for 1995 and 1994, respectively. The year-to-date net interest margin percentage in 1995 was 4.47% compared to 4.55% in 1994. Though higher deposit rates experienced so far in 1995 reduced the net interest margin, average earning assets for the quarter and year-to-date resulted in higher net interest income.


Provision and Allowance for Loan Losses

The provision for loan losses was $1.9 million in the third quarter of 1995 compared to $1.5 million in the third quarter of 1994. Year-to-date, the provision for loan losses of $4.1 million compares to $4.5 million in 1994. ONB's net charge-offs were 0.40% of average loans for the current quarter, up from 0.22% in the third quarter of 1994. For the first nine months, net charge-offs were 0.19% in 1995 compared to 0.16% in 1994. A few individually large charge-offs account for the increase in the third quarter. While up over the prior year, the year-to-date charge-off figures reflect the continued strength of the loan portfolio and the sound economies in the communities ONB serves. These historically low levels of charge-offs may be difficult to sustain in the future.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.41% at September 30, 1995 compares to 1.57% in 1994. The loan portfolio's strength enabled ONB to add loan growth with minimal increase in the allowance resulting in the ratio decline. The allowance for loan losses covers all under-performing assets by 2.7 times at September 30, 1995 compared to 2.9 times at December 31, 1994.

Noninterest Income

Excluding securities losses, noninterest income increased 5.3% in the three months ended September 30, 1995 as compared to the same period in 1994. For the first nine months, this increase was 8.2%. Loan servicing fees fueled the growth as they increased 50.2% for the third quarter and 40.5% year-to-date. Mortgage banking activities grew as long term mortgage rates declined. Most other categories of noninterest income were slightly ahead of last year except for other income which declined slightly.

Noninterest Expense

Noninterest expense decreased 4.7% in the third quarter of 1995 compared to 1994. For the first nine months, 1995 exceeded 1994 by 1.8%. During the third quarter the Federal Deposit Insurance Corporation, (FDIC), refunded approximately 19 basis points per hundred of the 23 basis points per hundred paid for deposit insurance premium since June 1, 1995. ONB received a refund of $2,150 in the third quarter. The data processing expense increase is due to the company's significant investments in data processing facilities, data processing conversions and consolidation activities. With fourteen affiliate banks already using our in-house data center, ONB will continue to convert the data processing for each of its affiliate banks from third party services. This has resulted in higher fixed equipment, occupancy, and personnel costs in 1995, with benefits anticipated from lower third party fees as conversions are completed. Salaries and benefits, the largest individual component of noninterest expense, increased 3.2% in the third quarter of 1995 compared to 1994 and for the first nine months increased 5.3%. Equipment expense rose
6.4% quarter-to-quarter and 10.4% year-to-year. These increases while above normal levels because of the conversion and consolidation activities are rising at a slower pace compared to earlier in 1995 and the growth experienced in 1994. Other categories of noninterest expense experienced relatively small changes between the periods.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, remained relatively unchanged in the third quarter at 29.2% compared to 28.0% in 1994. For the first nine months, this percentage is 28.4% for 1995 and 27.1% in 1994. Higher effective state tax rates in our multi-state environment resulted in the increased effective income tax rates in 1995.

PART II
OTHER INFORMATION


ITEM 1.  Legal Proceedings

NONE


ITEM 2.  Changes in Securities

NONE

ITEM 3.  Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

See Note 3 to the consolidated financial statements for discussion of pending mergers.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) NONE

(b) ONB did not file a current report on Form 8-K during the quarter ended September 30, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By: s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer

Date: November 14, 1995

                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule