Form 10-K
period 1995-12-31
OLD NATIONAL BANCORP /IN/
filed 1996-03-29
CIK 707179

                    SECURITIES & EXCHANGE COMMISSION

                                FORM 10-K

    [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

          For the fiscal year ended December 31, 1995

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from ________________ to ________________

                     Commission file Number 0-10888
                          OLD NATIONAL BANCORP

       (Exact name of the Registrant as specified in its charter)

           INDIANA                                        35-1539838
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

          420 Main Street,
        Evansville, Indiana                                 47708
     (Address of principal executive offices)             (Zip Code)

 The Registrant's telephone number, including area code, (812) 464-1434

    Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, No Par Value

            8% Subordinated Convertible Debentures, due 2012

                       Medium Term Notes, Series A

   The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

   The aggregate market value (bid price) of the Registrant's voting common stock held by non-affiliates of the Registrant as of February 29, 1996 was approximately $820 million. The total number of shares outstanding as of that date was 22,835,361.

     The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1996 is incorporated by reference into Parts I and III of this Form 10-K.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                         OLD NATIONAL BANCORP
                   1995 ANNUAL REPORT ON FORM 10-K
                          Table of Contents
PART I.                                                               PAGE
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 9

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . 9

PART II.
Item 5.   Market for the Registrant's Common Stock and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . . 9

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . 9

Item 7.   Management Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . 9

Item 8.   Financial Statements and Supplementary Data. . . . . . . . . 9

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . 9

PART III.
Item 10.  Directors and Executive Officers of the Registrant . . . . . 9

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .10

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . .10

Item 13.  Certain Relationships and Related Transactions . . . . . . .10

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .13

                      OLD NATIONAL BANCORP
                1995 ANNUAL REPORT ON FORM 10-K


                             PART I
Item 1.  BUSINESS

  Old National Bancorp (the "Registrant") is a multibank holding company incorporated in the State of Indiana and maintains its principal executive offices in Evansville, Indiana. As a bank holding company, the Registrant engages in banking and related activities authorized under the federal Bank Holding Company Act of 1956, as amended. Through its nonbank affiliates, the Registrant provides services incidental to banking, such as data processing, reinsurance of credit life, accident and health insurance of consumer borrowers and property ownership. Since its formation, the Registrant has acquired seventeen banks and one thrift located in Indiana; six banks located in Kentucky; and nine banks and one thrift located in Illinois.

Banking Affiliates

As of December 31, 1995, the Registrant's affiliate banks operated 118 banking offices throughout Indiana, Illinois, and Kentucky. The following chart lists the affiliate banks by state:


 Indiana                                  Kentucky                        Illinois

Clinton State Bank                        First State Bank (Greenville)  First National Bank (Harrisburg)
Old National Bank (Evansville)            Farmers Bank & Trust Co.       Peoples National Bank
First Citizens Bank &                      (Madisonville)                 (Lawrenceville)
  Trust Company (Greencastle)             Morganfield National Bank      Security Bank & Trust Co.
People's Bank & Trust Co.(Mt. Vernon)     Farmers Bank & Trust Co.         (Mt. Carmel)
Gibson County Bank (Princeton)             (Henderson)                   Palmer-American National Bank
Rockville National Bank                   City National Bank (Fulton)      (Danville)
Merchants National Bank (Terre Haute)                                    First National Bank (Oblong)
Security Bank & Trust Co. (Vincennes)
United Southwest Bank (Washington)
Dubois County Bank (Jasper)
Bank of Western Indiana (Covington)
Indiana State Bank (Terre Haute)
Orange County Bank (Paoli)
Citizens National Bank (Tell City)
ONB Bank (Bloomington)


  The Registrant also has acquired Southern Indiana Bank and Trust Company (Newburgh, Indiana), which was merged into Old National Bank; Warrick National Bank (Boonville, Indiana), which was merged into Old National Bank; Bank South, Federal Savings Bank and The Bank of Harrisburg which was merged into First National Bank of Harrisburg; City Financial Bancorp and its three banking subsidiaries which were merged with Palmer-American National Bank; Citizens Union Bank (Central City, Kentucky) which was merged with First State Bank and certain assets of Henderson Home Savings and Loan Association, which were combined with Farmers Bank and Trust Company (Henderson, Kentucky). The

Registrant anticipates consummating a merger with a bank in Carmi, Illinois during 1996.

  The Registrant's affiliate banks are engaged in a wide range of commercial and consumer banking activities, including accepting demand, savings and time deposits; making commercial, consumer and real estate loans; performing fiduciary, trust and money management services; and providing other services relating to the general banking business. Certain of the Registrant's affiliated entities also offer electronic data processing, brokerage and correspondent banking services; issue credit cards; originate, market and service mortgage loans; and rent safe deposit facilities.

Regulation and Supervision

   The Registrant is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

   The Registrant is prohibited by the BHC Act from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or savings association or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHC Act also prohibits the Registrant from acquiring control of any bank operating outside the State of Indiana unless such action is specifically authorized by the statutes of the state where the bank to be acquired is located. Additionally, the Registrant is prohibited by the BHC Act from engaging in or acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of such nonbanking-related activities.

   Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines, which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

   The Registrant's affiliate banks which are national banks are supervised, regulated and examined by the Office of the Comptroller of the Currency ("OCC"). The Registrant's affiliate banks which are state banks chartered in Indiana are supervised, regulated and examined by the Indiana Department of Financial Institutions. The Registrant's affiliate banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Commissioner of Financial Institutions and its affiliate banks chartered in Illinois are supervised, regulated and examined by the Illinois Commissioner of Banks and Trust Companies. In addition, the Registrant's affiliate banks which are state banks and members of the Federal Reserve are supervised and regulated by the Federal Reserve, and those which are not members of the Federal Reserve are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each regulator has the authority to issue cease-and-desist orders if it determines that activities of a bank represent an unsafe and unsound banking practice or a violation of law.

   Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

   Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless
(i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

   The FDIC and the OCC have adopted risk-based capital ratio guidelines to which state-chartered banks and national banks under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

   Like the capital guidelines established by the Federal Reserve, these guidelines divide a bank's capital into two tiers. Banks are required to maintain a total risk-based capital ratio of 8%. The FDIC or OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions,
well above the minimum levels.   All of the Registrant's affiliate banks
exceeded the risk-based capital guidelines of the FDIC and OCC as of December 31, 1995.

 Branching by the Registrant's affiliate banks in Indiana, Kentucky and Illinois is subject to the jurisdiction, and requires the prior approval of, the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the Indiana Department of Financial Institutions, Kentucky Department of Financial Institutions or Illinois Commissioner of Banks and Trust Companies, depending upon the location of the principal office of the bank.

 The Registrant's affiliate banks are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

 FDICIA also requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deemed appropriate. The federal banking agencies have issued certain advance notices of proposed rulemakings, soliciting comments on the implementation of these FDICIA provisions. The Registrant cannot predict in what form such rules will eventually be adopted or what effect such rules will have on its affiliate banks.

 The deposits of Registrant's affiliate banks are insured up to $100,000 per insured account, by the Bank Insurance Fund ("BIF"), except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund ("SAIF"). Accordingly, deposit insurance premiums are paid to both BIF and SAIF.

 FDICIA required the FDIC to issue regulations effective January 1, 1994, which establish a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. Effective January 1, 1993, the FDIC adopted a final rule that implements a risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three subcategories consisting of (a) health, (b) supervisory concern, or (c) substantial supervisory concern. An institution's assessment rate will depend upon the capital category and supervisory category to which it is assigned. Prior to June 1, 1995 assessment rates ranged from 0.23% for an institution in the highest category (i.e., well capitalized) to 0.31% for an institution in the lowest category (i.e. undercapitalized and substantial supervisory concern) for both BIF and SAIF. As of June 1, 1995 the BIF rates were adjusted to a range of 0.04% to 0.31%, with most of ONB's banks paying 0.04%. On
January 1, 1996, this rate was dropped to 0.0% except for a minimum payment.
For deposits insured by SAIF, a one-time recapitalization charge of 0.85% or less may be approved by the U.S. Congress sometime in 1996. ONB has less than 6% of its deposits insured by SAIF. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of ONB's affiliate banks.

 The Riegle Community Development and Regulatory Improvement Act of 1994 ("Act") became law in 1994. The Act contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. The Act grants authority to several federal agencies to promulgate regulations under the Act.

 The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Beginning September 29, 1995, bank holding companies may acquire banks anywhere in the United States subject to certain state restrictions. Beginning June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. States may permit interstate branching earlier than June 1, 1997, where both states involved in the bank merger expressly permit it by statute. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank. Additionally, an insured bank subsidiary may act as agent for an affiliated bank or thrift in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loans obligations) both within the same state and across state lines. The Registrant cannot predict with certainty the impact of these new laws on the banking industry generally or on its business or future financial performance.

 In addition to the matters discussed above, the Registrant's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

 Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Registrant and its affiliate banks in particular would be affected thereby.

Item 2.  PROPERTIES

The principal office of the Registrant is located in leased space in the multi-story Old National Bank building located at 420 Main Street, Evansville, Indiana. The building is owned by a non-affiliated third party.

The Registrant's affiliate banks conduct business primarily from facilities owned by the respective affiliate banks. Of the 118 banking offices operated by the Registrant's affiliate banks, 95 are owned by the banks and 23 are leased from non-affiliated third parties.

Old National Realty Company, Inc., a bank-related subsidiary of the Registrant, owns certain real properties in downtown Evansville, Indiana, which generally are incidental to banking operations. It does not engage in real estate brokerage services.

Old National Service Corporation, the Registrant's data processing subsidiary, has acquired a commercial building in downtown Evansville. Over the next two years, the data processing operations for the Registrant's affiliate banks, as well as for a certain number of non-affiliated third party customers, will be transferred in-house from outside service bureaus. These operations will be performed primarily in this facility.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 1995.

                            PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Page 52 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Page 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 13 through 30 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 32 through 47 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.                         PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is omitted from this report pursuant to General Instruction G of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is omitted from this report pursuant to General Instruction G of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1995.

                            PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements:

   Report of Independent Public Accountants
   Consolidated Balance Sheet - December 31, 1995 and 1994
   Consolidated Statement of Income -
       Years Ended December 31, 1995, 1994 and 1993
   Consolidated Statement of Changes in Shareholders' Equity -
       Years Ended December 31, 1995, 1994 and 1993
   Consolidated Statement of Cash Flows -
       Years Ended December 31, 1995, 1994 and 1993
   Notes to Consolidated Financial Statements

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1995.

(c) Exhibits - The following exhibits are filed herewith:

   Exhibit 11 - Statement re Computation of Per Share Earnings
   Exhibit 13 - Annual Report to Shareholders for the year ended December 31,
                1995
   Exhibit 22 - Subsidiaries of the Registrant
   Exhibit 24 - Consent of Independent Public Accountants

(d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OLD NATIONAL BANCORP

                                    By: s/s Ronald B. Lankford
                                    Ronald B. Lankford, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              By:____________________________    ________
                                   David L. Barning, Director    Date


                              By: s/s Richard J. Bond           3/27/96
                                    Richard J. Bond, Director    Date


                              By:____________________________    ________
                                      Alan W. Braun, Director    Date


                              By:____________________________    ________
                                  John J. Daus, Jr., Director    Date


                              By:s/s Wayne A. Davidson           3/27/96
                                  Wayne A. Davidson, Director    Date


                              By: s/s Larry E. Dunigan           3/27/96
                                   Larry E. Dunigan, Director    Date


                              By:____________________________    ________
                                   David E. Eckerle, Director    Date


                              By:____________________________    ________
                                  Thomas B. Florida, Director    Date

                               By:s/s Phelps L. Lambert         3/27/96
                                  Phelps L. Lambert, Director    Date


                              By: s/s Ronald B. Lankford        3/27/96
                                          Ronald B. Lankford,    Date
                                       President and Director
                                    (Chief Operating Officer)

                              By:____________________________    ________
                                     Lucien H. Meis, Director    Date


                              By:s/s Dan W. Mitchell             3/27/96
                                    Dan W. Mitchell, Director    Date


                              By:s/s John N. Royse               3/27/96
                                      John N. Royse, Chairman    Date
                                    of the Board and Director
                                    (Chief Executive Officer)


                              By:s/s Marjorie Soyugenc           3/27/96
                                  Marjorie Soyugenc, Director     Date


                              By:____________________________    ________
                                  Charles D. Storms, Director     Date


                              By:s/s Edward T. Turner, Jr.      3/27/96
                              Edward T. Turner, Jr., Director    Date


                              By:s/s Steve H. Parker            3/27/96
                                            Steve H. Parker,     Date
                                        Senior Vice President
                                    (Chief Financial Officer)


                              By:s/s Ronald W. Seib              3/27/96
                                             Ronald W. Seib,     Date
                                              Vice President-
                                         Corporate Controller
                               (Principal Accounting Officer)

                        INDEX OF EXHIBITS





  Regulation S-K
     Reference
    (Item 601)

   3.01 Articles of Incorporation of the Registrant (incorporated by reference to the Registrant's Form S-4 Registration Statement, File No. 33-57502, dated January 22, 1993)

   3.02 By-Laws of the Registrant (incorporated by reference to the Registrant is Pre-Effective Amendment No. 1 to Form S-4
        Registration Statement, File No. 33-55935, dated September 17,
        1990)

   10 Material contracts (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
        1991)

   11   Statement re Computation of Per Share Earnings

   13   Annual Report to Shareholders for the year ended December 31, 1995

   22   Subsidiaries of the Registrant

   24   Consent of Arthur Andersen LLP

   27   Financial Data Schedule