Form 10-Q
period 1996-03-31
OLD NATIONAL BANCORP /IN/
filed 1996-05-15
CIK 707179

                SECURITIES & EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

Registrant's telephone number, including area code, (812) 464-1200

Former name, former address and former fiscal year, if changed since last reports.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 24.8 million shares outstanding at March 31, 1996.

                      OLD NATIONAL BANCORP
                           FORM 10-Q
                             INDEX






PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                              Page No.
         Consolidated Balance Sheet
         March 31, 1996 and 1995, and December 31, 1995 . .   3


         Consolidated Statement of Income
         Three months ended March 31, 1996 and 1995. .        4


         Consolidated Statement of Cash Flows
         Three months ended March 31, 1996 and 1995. .        5


         Notes to Consolidated Financial Statements .         6




Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . .    8



PART II  OTHER INFORMATION . . . . . . . . . . . . . . . .   12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .  14

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . .  15


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                   March 31,    March 31,   December 31,
($ in thousands) (unaudited)                         1996         1995         1995
Assets
Cash and due from banks. . . . . . . . . .           $141,976   $132,919     $175,116
Money market investments . . . . . . . . .             80,543     58,327       85,961
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            180,465    227,838      188,267
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            730,248    713,339      739,169
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            429,989    421,067      435,905
 Other . . . . . . . . . . . . . . . . . .             29,703     31,432       26,839
                                                   ---------- ----------   ----------
   Total Investment Securities . . . . . .          1,370,405  1,393,676    1,390,180
                                                   ---------- ----------   ----------
Loans
 Commercial. . . . . . . . . . . . . . . .            758,645    716,551      765,418
 Mortgage. . . . . . . . . . . . . . . . .          1,594,553  1,553,924    1,579,596
 Consumer credit, net of unearned income .            680,520    643,548      687,552
 Financial . . . . . . . . . . . . . . . .             23,167      2,425        5,167
                                                   ---------- ----------   ----------
   Total Loans . . . . . . . . . . . . . .          3,056,885  2,916,448    3,037,733
   Allowance for loan losses . . . . . . .           (40,550)   (42,007)     (39,806)
                                                   ---------- ----------   ----------
   Net Loans . . . . . . . . . . . . . . .          3,016,335  2,874,441    2,997,927
Other assets . . . . . . . . . . . . . . .            176,764    167,384      173,444
                                                   ---------- ----------   ----------
   Total Assets. . . . . . . . . . . . . .         $4,786,023 $4,626,747   $4,822,628
                                                   ========== ==========   ==========

Liabilities
Deposits
 Noninterest bearing demand. . . . . . . .           $444,144   $431,552     $469,208
 Interest bearing:
   Savings, daily interest checking
   and money market accounts . . . . . . .          1,537,044  1,404,218    1,562,320
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .            277,449    231,836      276,010
   Other time. . . . . . . . . . . . . . .          1,664,413  1,641,609    1,666,137
                                                   ---------- ----------   ----------
   Total Deposits. . . . . . . . . . . . .          3,923,050  3,709,215    3,973,675
                                                   ---------- ----------   ----------

Short-term borrowings. . . . . . . . . . .            301,026    395,059      280,281
Subordinated debentures. . . . . . . . . .             30,585     36,350       31,515
Medium term notes. . . . . . . . . . . . .             45,000     32,000       50,000
Other liabilities. . . . . . . . . . . . .             60,489     46,296       59,080
                                                   ---------- ----------   ----------
 Total Liabilities . . . . . . . . . . . .          4,360,150  4,218,920    4,394,551
                                                   ---------- ----------   ----------
Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .             24,843     24,264       24,955
 Capital surplus . . . . . . . . . . . . .            240,273    223,348      245,420
 Retained earnings . . . . . . . . . . . .            155,741    163,227      147,367
 Net unrealized gain (loss) on investments
   securities. . . . . . . . . . . . . . .              5,016    (3,012)       10,335
                                                   ---------- ----------   ----------
 Total Shareholders' Equity. . . . . . . .            425,873    407,827      428,077
                                                   ---------- ----------   ----------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $4,786,023 $4,626,747   $4,822,628
                                                   ========== ==========   ==========

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended
($ in thousands except share                 March 31,
and per share data) (Unaudited)         1996           1995
Interest income
Loans including fees:
  Taxable  . . . . . . . . . . . . .  $67,574        $62,233
  Non-taxable. . . . . . . . . . . .      896            876
Investment securities:
  Taxable. . . . . . . . . . . . . .   14,913         15,219
  Non-taxable. . . . . . . . . . . .    5,737          5,796
Federal funds sold and securities
  purchased under agreement to resell.  1,490            648
Deposits with banks . . . . . . . .       146             76
                                      -------        -------
  Total Interest Income . . . . . .    90,756         84,848
                                      -------        -------

Interest Expense
Savings, daily interest checking and
  money market accounts . . . . . .    11,671         10,390
Certificates of deposit of $100,000
  and over . . . . . . . . . . . . .    3,896          2,925
Other time deposits. . . . . . . . .   23,418         20,329
Federal funds purchased. . . . . . .      221          1,153
Securities sold under agreements to
  repurchase . . . . . . . . . . . .    2,343          2,432
Other borrowings . . . . . . . . . .    2,602          2,968
                                      -------        -------
  Total Interest Expense. . . . . .    44,151         40,197
                                      -------        -------
  Net Interest Income . . . . . . .    46,605         44,651
Provision for loan losses. . . . . .    1,979          1,100
                                      -------        -------
  Net Interest Income After Provision
    For Loan Losses. . . . . . . . .   44,626         43,551
                                      -------        -------
Noninterest Income
Trust fees. . . . . . . . . . . . . .   2,503          2,356
Service charges on deposit accounts .   3,614          3,230
Loan servicing fees . . . . . . . . .   1,254          1,379
Securities gains (losses), net. . . .      54             --
Other income. . . . . . . . . . . . .   2,703          2,426
                                      -------        -------
  Total Noninterest Income. . . . . .  10,128          9,391
                                      -------        -------
Noninterest Expense
Salaries and employee benefits. . . .  19,320         18,788
Occupancy expense . . . . . . . . . .   2,240          2,132
Equipment expense . . . . . . . . . .   2,686          2,710
FDIC insurance expense. . . . . . . .     193          2,149
Data processing expense . . . . . . .   1,203          1,463
Other expenses. . . . . . . . . . . .   9,005          8,525
                                      -------        -------
  Total Noninterest Expense . . . . .  34,647         35,767
                                      -------        -------
Income before income taxes. . . . . .  20,107         17,175
Provision for income taxes. . . . . .   6,026          4,698
                                      -------        -------
  Net Income. . . . . . . . . . . . . $14,081        $12,477
                                      =======        =======
Net Income Per Common Share
  Primary . . . . . . . . . . . . . . $  0.56        $  0.49
                                      =======        =======
  Fully Diluted . . . . . . . . . . . $  0.55        $  0.48
                                      =======        =======
Weighted average common shares outstanding:
  Primary . . . . . . . . . . . .  24,967,510     25,674,766
                                   ==========     ==========
  Fully Diluted . . . . . . . . .  26,333,141     27,297,539
                                   ==========     ==========

The accompanying notes are an integral part of this statement


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Three Months Ended
                                                          March 31,
($ in thousands) (unaudited)                           1996        1995
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . .     $ 14,081   $ 12,477
                                                     --------   --------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . . . . . .        2,008      1,946
 Amortization of intangible assets . . . . . . .          360        350
 Net premium amortization on investment securities.       642        137
 Provision for loan losses . . . . . . . . . . .        1,979      1,100
 Gain on sale of investment securities . . . . .          (54)        --
 Gain on sale of assets. . . . . . . . . . . . .          (12)      (273)
 Decrease in interest receivable . . . . . . . .        2,201      1,392
 Increase in other assets. . . . . . . . . . . .       (4,605)      (820)
 Increase in accrued expenses and
   other liabilities . . . . . . . . . . . . . .        4,855      3,620
                                                     --------   --------
   Total adjustments . . . . . . . . . . . . . .        7,374      7,452
                                                     --------   --------
 Net cash flows provided by operating activities.      21,455     19,929
                                                     --------   --------

Cash flows from investing activities:
Purchase of investment securities held-to-maturity.        --    (16,476)
Purchase of investment securities available-for-sale. (84,731)   (78,000)
Proceeds from maturities and paydowns of investment
 securities held-to-maturity . . . . . . . . . . .         --     34,724
Proceeds from maturities and paydowns of investment
 securities available-for-sale . . . . . . . . . .     92,577     36,715
Proceeds from sales of investment securities available-
 for-sale. . . . . . . . . . . . . . . . . . . . .      2,576         --
Net principal collected from (loans made to) customers:
  Commercial . . . . . . . . . . . . . . . . . . .    (11,193)    22,135
  Mortgage . . . . . . . . . . . . . . . . . . . .    (28,233)   (35,498)
  Consumer . . . . . . . . . . . . . . . . . . . .      5,822    (18,017)
Proceeds from sale of mortgage loans . . . . . . .     13,290      4,860
Proceeds from sale of premises and equipment . . .        158        229
Purchase of premises and equipment . . . . . . . .     (3,503)    (2,306)
                                                     --------   --------
 Net cash flows used in investing activities . . .    (13,237)   (51,634)


Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . .    (25,064)   (10,673)
 Savings, daily interest checking and
   money market deposits . . . . . . . . . . . . .    (25,276)   (57,664)
 Certificates of deposit of $100,000 and over. . .      1,439     18,538
 Other time deposits . . . . . . . . . . . . . . .     (1,724)    89,828
 Short-term borrowings . . . . . . . . . . . . . .     20,745    (60,212)
Payment of medium-term notes . . . . . . . . . . .     (5,000)        --
Cash dividends paid. . . . . . . . . . . . . . . .     (5,721)    (5,097)
Common stock repurchased . . . . . . . . . . . . .     (8,126)   (16,590)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . . . . . .      1,951      1,981
                                                     --------   --------
  Net cash flows provided by financing activities.    (46,776)   (39,889)
                                                     --------   --------
Net decrease in cash and cash equivalents. . . . .    (38,558)   (71,594)
Cash and cash equivalents at beginning of period .    261,077    262,840
                                                     --------   --------
Cash and cash equivalents at end of period . . . .   $222,519   $191,246
                                                     ========   ========
  Total interest paid. . . . . . . . . . . . . . .   $ 46,023   $ 38,762
                                                     ========   ========
  Total taxes paid . . . . . . . . . . . . . . . .    $ 1,000    $   800
                                                     ========   ========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements


1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of March 31, 1996 and 1995 and December 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.

2.   Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid February 20, 1996 to shareholders of record on February 5, 1996. All share and per share data presented herein have been restated for the effects of this stock dividend.

Net income on a fully diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 5). For the fully diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and an additional 1.4 million common shares are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

3.   Merger Activities

Pending Mergers

On December 12, 1995, ONB and The National Bank of Carmi (Carmi) of Carmi, Illinois announced the execution of a letter of intent to merge and subsequently executed a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Carmi. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Carmi's shareholders. As of March 31, 1996, Carmi's financial statements reflected $66.5 million in total assets, net loans of $31.2 million, total deposits of $57.9 million and net income for the three months then ended of $136 thousand. This merger is expected to be consummated May 31, 1996.

On April 8, 1996, ONB and Workingmens Capital Holdings (Workingmens) of Bloomington, Indiana announced the execution of a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Workingmens. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Workingmen's shareholders and requlatory authorities. As of March 31, 1996 Workingmens consolidated financial statements reflected $213.7 million in total assets, net loans of $183.7 million, total deposits of $154.5 million and net income for the three months then ended of $459 thousand. This merger is expected to be consummated in late 1996.

4.   Investments

The market value and amortized cost of investment securities as of March 31, 1996 are set forth below ($ in thousands):


                                       Market Value       Amortized Cost

Held to Maturity, at amortized cost     $       --          $       --
Available for Sale, at market value      1,370,405           1,362,189
                                        ----------          ----------
                                        $1,370,405          $1,362,189
                                        ==========          ==========
5.   Borrowings

ONB's has outstanding $30.6 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 44.643 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of March 31, 1996, 1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. As of March 31, 1996, a total of $45 million of the notes were outstanding, with maturities ranging from one to seven years and fixed interest rates ranging from 5.5% to 7.1%.

As of March 31, 1996, ONB has $45 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of March 31, 1996, there were no outstanding balances under these lines.

6.  Impact of Accounting Changes

Effective January 1, 1996, ONB adopted the provisions of Statement of Financial Accounting Standards (SFAS) No 122, "Accounting for Mortgage Servicing Rights". This statement modifies the accounting for mortgage servicing rights to allow the recognition of a servicing asset whether they are purchased or originated.

Effective January 1, 1996, ONB adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

The adoption of both above statements did not have a material impact on ONB's financial condition and its results of operations.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations


The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of March 31, 1996, as compared to March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995.

Financial Condition

ONB's total assets at March 31, 1996 were $4.786 billion, a 3.4% increase since March 1995 and a 0.8% decrease since December 1995. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 3.2% over the prior year. During the past year, the mix of earning assets has changed as loans grew 4.8% while money market investments and investment securities declined 0.1%. The investment portfolio maturities have helped fund loan growth. Since December 1995, earning assets decreased slightly (0.1%) with loans growing 0.6% and investment securities and money market investments declining 1.7%.

At March 31, 1996, underperforming assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and other real estate) rose to $15.8 million from $13.0 million as of December 31, 1995. As of these dates, underperforming assets in total were 0.52% and 0.43%, respectively, of total loans and other real estate.


                  Past Due                                                    Total as %
                     90                                 Other               of Total Loans
                    Days   Nonaccrual     Restructured   Real                 and Other
                  Or More    Loans           Loans      Estate    Total $     Real Estate
                 --------  ---------      ------------  ------   --------   --------------
March 31, 1996     $4,362  $10,057          $  868       $532     $15,819       0.52%
December 31,1995    4,781    6,623           1,120        515      13,039       0.43


As of March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $5.4 million with no related allowance and $50.6 million with $14.3 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the three months ended March 31, 1996, the average balance of impaired loans was $54.6 million and $1.0 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to commercial real estate, construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 1996, increased $213.8 million or 5.8% compared to March 1995 with growth in all deposit categories. Savings, daily interest checking and money market accounts increased $132.8 million and comprised the largest dollar growth while certificates of deposit of $100,000 or over had
the largest percentage increase at 19.7%.   Higher deposit rates and new
marketing efforts attracted deposits during 1995. Since December 1995, total deposits decreased $50.6 million or 1.3% with the decline split between noninterest-bearing demand accounts and savings, daily interest checking and money market accounts. Seasonality and a strong stock market contributed to the first quarter deposit decrease.

Deposit growth since March 1995 has allowed ONB to reduce short-term borrowing comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings by $94.0 million in addition to funding loan growth. ONB also issued additional medium term notes in 1995 to provide additional funding. Since December 1995, ONB's short-term borrowings increased $20.7 million and helped offset the decline in deposits.

Capital

Total shareholders' equity rose by $18.0 million since March 1995 and has decreased $2.2 million since December 1995. During the first quarter of 1996, net unrealized gain on investment securities decreased $5.3 million as interest rates increased and the market value of ONB's investment portfolio declined. In addition ONB repurchased $8.1 million of common stock and paid a quarterly cash dividend of $0.23 per share.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                                 Minimum
                                               Regulatory    March 31,   March 31,    December 31,
Risk Based Capital:                               Ratios       1996         1995         1995
                                               ----------    ---------   ---------    ------------
Tier 1 Capital to Total Assets (Leverage Ratio)    3.00%       8.51%        8.54%         8.37%
Tier 1 Capital to Risk Adjusted Total Assets       4.00       13.44        13.60         13.39
Total Capital to Risk Adjusted Total Assets        8.00       15.62        16.03         15.60
Shareholders' Equity to Total Assets                N/A        8.89         8.81          8.88


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

As of March 31, 1996, ONB's rate-sensitive assets were 89% of rate-sensitive liabilities in the 1-180 day maturity category and 105% in the 181-365 day category. These figures compared to 80% and 96% on December 31, 1995 and 81% and 95% on March 31, 1995. During 1995, the rate sensitivity was impacted by the increased lending in 1995 and changes with the deposit mix and maturities. These positions are within acceptable ranges as determined from time-to-time by management. ONB's funds management committee meets monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the three months ended March 31, 1996 was $14.1 million, a 12.9% increase over the same period in 1995. Primary net income per common share for the first quarter of 1996 was $0.56, compared to $0.49 for the first quarter of 1995, a 14.3% increase. ONB's return on average assets (ROA) for the first quarter of 1996 was 1.18%. This compared to 1.08% for the same period in 1995. The improvement in ROA is due to improved net interest income, higher noninterest income and lower noninterest expenses.

Net Interest Income

Net interest income on a taxable equivalent basis for the first quarter of 1996 was 4.2% higher than the same period for the prior year. Higher levels of earning assets resulted in the net interest income growth. The net interest margin was 4.41% in the first quarter of 1996 versus 4.42% in 1995's first quarter.

Provision for Loan Losses

The provision for loan losses was $2.0 million in the first quarter of 1996 compared to $1.1 million in the first quarter of 1995. ONB's net charge offs were 0.16% of average loans for the quarter versus 0.06% in the first quarter of 1995. The 1996 provision and net charge-offs are comparable to our results for the full year of 1995 and do not reflect a significant deterioration of the loan portfolio or the economies in the communities in which ONB serves. The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level so as to provide
adequate coverage for potential losses.   The allowance for loan losses to
end-of-period loans of 1.33% at March 31, 1996 compared to 1.31% at year-end in 1995 and 1.44% at March 31, 1995. The allowance for loan losses covers all underperforming assets by 2.56 times at March 31, 1996 compared to 3.05 times at December 31, 1995.

Noninterest Income

Total noninterest income increased 7.8% in the three months ended March 31, 1996 as compared to the same period in 1995. In both years security gains comprised of an insignificant portion of noninterest income. The increase resulted from increases in all categories, except for loan servicing fees. Trust fees increased 6.2%, service charges on deposit accounts grew 11.9% and other income rose 11.4%. The growth in other income was mainly from brokerage and annuity sales.

Noninterest Expense

Noninterest expense decreased 3.1% in the first quarter of 1996 over the same period in 1995. Salaries and benefits, together the largest individual component of noninterest expense, increased 2.8% in the first quarter of 1996 compared to 1995. Most other categories of noninterest expense experienced relatively small changes between the years.

FDIC insurance premiums dropped $2.0 million, or 91.0%. Premiums on deposits dropped from approximately 23 basis points per $100 deposits annually to the FDIC's minimum charge of $2,000. For deposits insured by the Savings Association Insurance Fund ("SAIF") the rates did not drop. A one-time recapitalization proposal is being considered by the U.S. Congress. ONB has less than 6% of its deposits insured by SAIF and expects if it passes such a charge to have minimal impact on net income.


Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, increased in the first quarter to 30.0% compared to 27.3% in 1995. The growth in earning assets has been primarily in taxable loans with tax exempt securities remaining level which has raised ONB's effective tax rate.

PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

At the April 18, 1996 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

Election of Directors - The following directors were elected for a term of one year.

                                          Vote Count

                        For          Against   Abstained   Unvoted

David L. Barning     16,936,042       66,616        --        --
Richard J. Bond      16,937,277       65,373        --        --
Alan W. Braun        16,931,846       72,166        --        --
John J. Daus, Jr.    16,937,262       65,489        --        --
Wayne A. Davidson    16,937,258       65,671        --        --
Larry E. Dunigan     16,937,283       65,456        --        --
David E. Eckerle     16,937,283       65,363        --        --
Thomas B. Florida    16,937,258       65,391        --        --
Phelps L. Lambert    16,937,257       65,401        --        --
Ronald B. Lankford   16,937,236       65,515        --        --
Lucien H. Meis       16,937,262       65,383        --        --
Louis L. Mervis      16,905,547       99,168        --        --
Dan W. Mitchell      16,926,713       76,050        --        --
John N. Royse        16,934,754       68,090        --        --
Marjorie Z. Soyugenc 16,934,754       68,090        --        --
Charles D. Storms    16,937,277       65,943        --        --

Increase authorized shares of common stock from 30,000,000 to 50,000,000. Votes For - 15,595,686, Votes Against - 903,035, Votes Abstained 569,180. There were no abstentions or broker non-votes inconnection with increase of authorized shares

Selection of Independent Public Accountants - Arthur Andersen LLP, Indianapolis, Indiana Votes For - 16,792,568, Votes Against - 123,534, Votes Abstained - 138,816, Unvoted - 12,983.

ITEM 5. Other Information

See Note 3 to the consolidated financial statements for discussion of pending mergers.


ITEM 6. Exhibits and Reports on Form 8-K

(a)  NONE

(b) ONB did not file a current report on Form 8-K during the quarter ended March 31, 1996.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OLD NATIONAL BANCORP
   (Registrant)


   By:s/s Steve H. Parker
      Steve H. Parker
      Senior Vice President
      Chief Financial Officer



Date: May 15, 1996

                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule