Form 10-Q
period 1996-06-30
OLD NATIONAL BANCORP /IN/
filed 1996-08-14
CIK 707179

                SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 24.9 million shares outstanding at June 30, 1996.

                       OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.  FINANCIAL INFORMATION


Item 1.Financial Statements                                   Page No.
       Consolidated Balance Sheet
        June 30, 1996 and 1995, and December 31, 1995. . . . . . . . 3


       Consolidated Statement of Income
        Three and six months ended June 30, 1996 and 1995. . . . . . 4


       Consolidated Statement of Cash Flows
        Six months ended June 30, 1996 and 1995. . . . . . . . . . . 5


       Notes to the Consolidated Financial Statements. . . . . . . . 6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .14


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                           June 30,    June 30,    December 31,
($ in thousands) (unaudited)                 1996        1995         1995
Assets
Cash and due from banks. . . . . . . . .    $146,326   $158,809     $176,737
Money market investments . . . . . . . .      14,413     13,777       88,162
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . .     175,375    215,677      191,464
 U.S. Government agencies
   and corporations. . . . . . . . . . .     778,058    752,346      751,205
 Obligations of states and political
   subdivisions. . . . . . . . . . . . .     450,642    426,445      442,300
 Other . . . . . . . . . . . . . . . . .      34,659     29,522       30,489
                                          ---------- ----------   ----------
   Total Investment Securities . . . . .   1,438,734  1,423,990    1,415,458
                                          ---------- ----------   ----------
Loans:
 Commercial. . . . . . . . . . . . . . .     773,631    726,363      780,755
 Commercial Mortgage. . . . . . . . . . .    627,681    555,056      514,602
 Residential Mortgage. . . . . . . . . .   1,069,371  1,065,637    1,077,167
 Consumer credit, net of unearned income     719,511    671,064      694,070
 Financial . . . . . . . . . . . . . . .         154        650        5,167
                                          ---------- ----------   ----------
   Total Loans . . . . . . . . . . . . .   3,190,348  3,018,770    3,071,761
   Allowance for loan losses . . . . . .     (42,563)   (43,022)     (40,581)
                                          ---------- ----------   ----------
   Net Loans . . . . . . . . . . . . . .   3,147,785  2,975,748    3,031,180
Other assets . . . . . . . . . . . . . .     182,878    172,744      176,984
                                          ---------- ----------   ----------
   Total Assets. . . . . . . . . . . . .  $4,930,136 $4,745,068   $4,888,521
                                          ========== ==========   ==========
Liabilities
Deposits:
 Noninterest bearing demand. . . . . . .    $458,503   $437,702     $474,297
 Interest bearing:
   Savings, daily interest checking
   and money market accounts . . . . . .   1,582,590  1,461,880    1,581,656
   Certificates of deposit of
   $100,000 and over . . . . . . . . . .     254,784    239,129      276,010
   Other time. . . . . . . . . . . . . .   1,682,384  1,708,280    1,697,697
                                          ---------- ----------   ----------
   Total Deposits. . . . . . . . . . . .   3,978,261  3,846,991    4,029,660
                                          ---------- ----------   ----------

Short-term borrowings. . . . . . . . . .     400,143    363,614      280,981
Subordinated debentures. . . . . . . . .      30,570     31,545       31,515
Medium term notes. . . . . . . . . . . .      44,000     32,000       50,000
Other liabilities. . . . . . . . . . . .      55,288     47,822       60,257
                                          ---------- ----------   ----------
 Total Liabilities . . . . . . . . . . .   4,508,262  4,321,972    4,452,413
                                          ---------- ----------   ----------
Shareholders' Equity
 Common stock. . . . . . . . . . . . . .      24,908     24,493       25,343
 Capital surplus . . . . . . . . . . . .     230,755    218,302      247,173
 Retained earnings . . . . . . . . . . .     170,867    179,372      153,380
 Net unrealized gain (loss) on investment
   securities. . . . . . . . . . . . . .      (4,656)       929       10,212
                                          ---------- ----------   ----------
 Total Shareholders' Equity. . . . . . .     421,874    423,096      436,108
                                          ---------- ----------   ----------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . .  $4,930,136 $4,745,068   $4,888,521
                                          ========== ==========   ==========

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                   Three Months Ended       Six Months Ended
($ in thousands except share            June 30,                 June 30,
and per share data) (unaudited)        1996     1995       1996           1995
Interest income
Loans including fees:
 Taxable . . . . . . . . . . . . .  $69,782   $66,121    $138,077       $129,038
 Non-taxable . . . . . . . . . . .      924       915       1,822          1,791
Investment securities:
 Taxable . . . . . . . . . . . . .   15,598    15,781      30,778         31,336
 Non-taxable . . . . . . . . . . .    5,877     5,904      11,694         11,792
Federal funds sold and securities
 purchased under agreement to resell    595       566       2,136          1,256
Deposits with banks. . . . . . . .      100        66         246            142
                                    -------   -------     -------        -------
 Total Interest Income . . . . . .   92,876    89,353     184,753        175,355

Interest Expense
Savings, daily interest checking and
 money market accounts . . . . . .   11,457    11,687      23,261         22,222
Certificates of deposit of $100,000
 and over. . . . . . . . . . . . .    3,681     3,238       7,577          6,162
Other time deposits. . . . . . . .   23,364    23,092      47,180         43,781
Federal funds purchased. . . . . .      308       533         528          1,686
Securities sold under agreements to
 repurchase. . . . . . . . . . . .    2,246     2,519       4,599          4,962
Other borrowings . . . . . . . . .    2,782     2,903       5,384          5,871
                                    -------   -------     -------        -------
 Total Interest Expense. . . . . .   43,838    43,972      88,529         84,684
                                    -------   -------     -------        -------
 Net Interest Income . . . . . . .   49,038    45,381      96,224         90,671
Provision for loan losses. . . . .    2,082     1,301       4,063          2,402
                                    -------   -------     -------        -------
 Net Interest Income After Provision
 For Loan Losses . . . . . . . . .   46,956    44,080      92,161         88,269
                                    -------   -------     -------        -------
Noninterest Income
Trust fees . . . . . . . . . . . .    2,462     2,421       4,965          4,777
Service charges on deposit accounts   3,881     3,493       7,525          6,751
Loan servicing fees. . . . . . . .    1,396     1,397       2,652          2,780
Securities gains (losses), net . .       (8)       33          47             35
Other income . . . . . . . . . . .    3,408     2,580       6,124          5,019
                                    -------   -------     -------        -------
 Total Noninterest Income. . . . .   11,139     9,924      21,313         19,362
                                    -------   -------     -------        -------
Noninterest Expense
Salaries and employee benefits . .   20,600    19,047      40,145         38,055
Occupancy expense. . . . . . . . .    2,237     2,143       4,499          4,297
Equipment expense. . . . . . . . .    2,875     2,628       5,600          5,380
Marketing expense. . . . . . . . .    1,302     1,300       2,523          2,518
FDIC insurance expense . . . . . .      189     2,148         389          4,335
Data processing expense. . . . . .    1,148     1,314       2,352          2,778
Supplies expense . . . . . . . . .    1,090     1,059       2,188          2,182
Communication and
  transportation expense . . . . .    1,684     1,365       3,247          2,829
Other expenses . . . . . . . . . .    5,564     5,191      10,826         10,043
                                    -------   -------     -------        -------
  Total Noninterest Expense. . . .   36,689    36,195      71,769         72,417
                                    -------   -------     -------        -------
Income before income taxes . . . .   21,406    17,809      41,705         35,214
Provision for income taxes . . . .    6,534     4,365      12,618          9,110
                                    -------   -------     -------        -------
 Net Income. . . . . . . . . . . .  $14,872   $13,444     $29,087        $26,104
                                    =======   =======     =======        =======
Net Income Per Common Share
 Primary . . . . . . . . . . . . .  $  0.59   $  0.52     $  1.15        $  1.00
                                    =======   =======     =======        =======
 Fully Diluted . . . . . . . . . .  $  0.58   $  0.51     $  1.12        $  0.98
                                    =======   =======     =======        =======
Weighted average common shares outstanding:
 Primary . . . . . . . . . . . . 25,101,001 25,881,516 25,247,981     25,990,818
                                 ========== ========== ==========     ==========
 Fully Diluted . . . . . . . . . 26,468,636 27,289,779 26,615,616     27,399,081
                                 ========== ========== ==========     ==========

The accompanying notes are an integral part of this statement


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        Six Months Ended
                                                            June 30,
($ in thousands) (unaudited)                            1996        1995
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . .   $ 29,087   $ 26,104
                                                     --------   --------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . .      4,185      3,796
 Amortization of intangible assets . . . . . . . .        639      1,561
 Net premium amortization (discount accretion) on
   investment securities . . . . . . . . . . . . .      1,118        541
 Provision for loan losses . . . . . . . . . . . .      4,063      2,402
 Gain on sale of investment securities . . . . . .        (47)       (35)
 Gain on sale of assets. . . . . . . . . . . . . .        (29)      (216)
 (Increase) decrease in interest receivable. . . .      1,198       (855)
 Increase in other assets. . . . . . . . . . . . .     (5,919)      (891)
 Increase in accrued expenses and
    other liabilities. . . . . . . . . . . . . . .      4,948      1,721
                                                     --------   --------
   Total adjustments . . . . . . . . . . . . . . .     10,156      8,024
                                                     --------   --------
 Net cash flows provided by operating activities .     39,243     34,128
                                                     --------   --------

Cash flows from investing activities:
Purchase of investment securities held to maturity.       ---    (32,034)
Purchase of investment securities available for sale (236,575)  (130,114)
Proceeds from maturities and paydowns of investment
 securities held to maturity . . . . . . . . . . .        ---     52,266
Proceeds from maturities and paydowns of investment
 securities available for sale . . . . . . . . . .    149,389     84,430
Proceeds from sales of investment securities available
 for sale. . . . . . . . . . . . . . . . . . . . .     38,054      7,585
Net principal collected from (loans made to) customers:
  Commercial . . . . . . . . . . . . . . . . . . .     12,593     73,512
  Mortgage . . . . . . . . . . . . . . . . . . . .   (126,350)  (144,829)
  Consumer . . . . . . . . . . . . . . . . . . . .    (27,846)   (40,061)
Proceeds from sale of mortgage loans . . . . . . .     21,038     13,926
Proceeds from sale of premises and equipment . . .        403        313
Purchase of premises and equipment . . . . . . . .     (6,474)    (4,901)
                                                     --------   --------
 Net cash flows used in investing activities . . .   (175,768)  (119,907)
                                                     --------   --------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . .    (15,794)   (10,172)
 Savings, daily interest checking
   and money market deposits . . . . . . . . . . .        934    (19,895)
 Certificates of deposit of $100,000 and over. . .    (21,226)    25,831
 Other time deposits . . . . . . . . . . . . . . .    (15,313)   125,792
 Short-term borrowings . . . . . . . . . . . . . .    119,162    (92,557)
Payment of medium-term notes . . . . . . . . . . .     (6,000)       ---
Cash dividends paid. . . . . . . . . . . . . . . .    (10,907)   (10,320)
Common stock repurchased . . . . . . . . . . . . .    (21,173)   (28,656)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . . . . . .      2,682      2,603
                                                     --------   --------
 Net cash flows provided by (used in)
   financing activities . . . . . . . . . . . . .      32,365     (7,374)
                                                     --------   --------
Net decrease in cash and cash equivalents. . . . .   (104,160)   (93,153)
Cash and cash equivalents at beginning of period .    264,899    265,739
                                                     --------   --------
Cash and cash equivalents at end of period . . . .   $160,739   $172,586
                                                     ========   ========
 Total interest paid . . . . . . . . . . . . . . .   $ 90,240   $ 81,146
                                                     ========   ========
 Total taxes paid. . . . . . . . . . . . . . . . .   $ 12,800   $  8,721
                                                     ========   ========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of June 30, 1996 and 1995 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.


2. Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid February 20, 1996 to shareholders of record on February 5, 1996. All share and per share data presented herein have been restated for the effects of this stock dividend.

3. Merger Activities

Completed Mergers

On May 31, 1996, ONB and The National Bank of Carmi (Carmi), Carmi, Illinois, consummated a merger in which ONB issued 388,462 common shares in exchange for all of the shares of Carmi. This transaction was accounted for as a pooling-of-interests. Net income prior to merger included in these statements for the five months ended May 31, 1996 was $226 thousand.


Pending Mergers

On April 8, 1996, ONB and Workingmens Capital Holdings (Workingmens) of Bloomington, Indiana announced the execution of a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Workingmens. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Workingmen's shareholders and requlatory authorities. As of June 30, 1996 Workingmens consolidated financial statements reflected $208.2 million in total assets, net loans of $183.4 million, total deposits of $149.7 million and net income for the six months then ended of $863 thousand. This merger is expected to be consummated in October 1996.

4. Investments

The market value and amortized cost of investment securities as of June 30, 1996 are set forth below ($ in thousands):
                                             Market Value  Amortized Cost
Held-to-maturity, at amortized cost         $         --   $         --
Available-for-sale, at market value            1,438,734      1,446,510
                                            ------------   ------------
                                            $  1,438,734   $  1,446,510
                                            ============   ============

5. Borrowings

ONB has outstanding $30.6 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 44.643 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of June 30, 1995, 1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The notes may be issued with maturities ranging from nine months to thirty years and rates may be either fixed or variable. As of June 30, 1995, a total of $44 million of the notes were outstanding, with maturities ranging from two to seven years and fixed interest rates ranging from 6.0% to 7.1%.

As of June 30, 1995, ONB has $45 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of June 30, 1996, $19.6 million was outstanding under these lines bearing interest rates that averaged 5.89%.



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

PART I.  FINANCIAL INFORMATION
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of June 30, 1996, as compared to June 30, 1995 and December 31, 1995, and the results of operations for the three and six month periods ended June 30, 1996 and 1995.

Financial Condition

ONB's total assets at June 30, 1996 were $4.93 billion, a 3.9% increase over the prior year and a 0.9% increase from December 31, 1995. Earning assets, which consist primarily of money market investments, investment securities and loans, rose 4.2% over the prior year and a 1.5% increase since year-end.
During the past year, the mix of earning assets has changed slightly with loans growing 5.7% while investment securities and money market investments combined increased only 1.1%. Since year-end, loans increased 3.9% compared to a 3.4% decrease in investment securities and money market investments. The continued loan growth reflects the generally healthy economies in our tri-state market areas. Redemptions and maturities in money market investments and investment securities were used to partially fund our loan growth.

At June 30, 1996, under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and other real estate) increased to $17.7 million from $13.5 million as of December 31, 1995. As of these dates, under-performing assets in total were 0.55% and 0.44%, respectively, of total loans and other real estate.


                 Past Due                                             Total as %
                    90                                Other          of Total Loans
                   Days     Nonaccrual  Restructured  Real             and Other
                  Or More     Loans        Loans     Estate   Total   Real Estate
June 30, 1996     $4,499     $11,423      $  902      $854   $17,678    0.55%
December 31, 1995  5,160       6,724       1,120       541    13,545    0.44


As of June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $3.9 million with no related allowance and $51.1 million with $14.3 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the six months ended June 30, 1996, the average balance of impaired loans was $54.7 million and $1.9 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry. A concentration generally exists when more than 10% of total loans outstanding are to borrowers of the same industry. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 1996, grew $131.3 million or 3.4% from June 30, 1995 and decreased $51.4 million or 1.3% since year-end. The mix of deposits has remained relatively unchanged with a slight shift to savings, daily interest checking and money market accounts. This deposit growth has enabled ONB to fund asset growth.

Capital

Total shareholders' equity decreased by $1.2 million since June 1995 and $14.2 million since December 1995. During the first six months of 1996, net unrealized gain on investment securities decreased $14.9 million as interest rates increased and the market value of ONB's available-for-sale investment portfolio declined.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                  Minimum
                                 Regulatory   June 30,    June 30, December 31,
                                   Ratios       1996        1995      1995
Risk Based Capital:
 Tier 1 Capital to Total Assets    3.00%        8.35%       8.56%     8.40%
  (Leverage Ratio)
 Tier 1 Capital to Risk Adjusted   4.00%       13.04%      13.51%    13.44%
   Total Assets
 Total Capital to Risk Adjusted    8.00%       15.18%      15.77%    15.63%
   Total Assets
Shareholders' Equity to             N/A         8.56%       8.92%     8.92%
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

As of June 30, 1996, ONB's rate-sensitive assets were 81% of rate-sensitive liabilities in the 1-180 day maturity category and 94% in the 181-365 day category. These figures compared to 80% and 96% on December 31, 1995 and 84% and 96% on June 30, 1995. These positions are within acceptable ranges as determined from time-to-time by management. ONB's funds management committee meets monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the six months ended June 30, 1996 was $29.1 million, an 11.4% increase from the same period 1995. Net income for the second quarter of 1996 was up 10.6% over 1995. Primary net income per common share for the second quarter of 1996 and for the six months ended June 30, 1996 were $0.59 and $1.15, respectively. Earnings per common share for both periods in 1996 exceeded the results for the similar periods in 1995 by 13.5% or more.

The company's return on average assets (ROA) for the second quarter of 1996 was 1.22%. This compared to 1.14% for the same period in 1995. Year-to-date ROA percentages were 1.20% in 1996 compared to 1.11% for 1995. Return on average equity (ROE) for the quarter and the first six months of 1996 were 14.05% and 13.67%, respectively, excluding unrealized security gains(losses). These compare favorably to 1995 ROE results of 12.80% and 12.36% for similar periods. Growth in net interest income and noninterest income generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1996 was $102,956, a 5.9% increase over 1995. Net interest income for the second quarter of 1996 was $52,487 compared to $48,646 in 1995, a 7.9% increase over the prior year. The net interest margin for the second quarter was 4.56% and 4.38% for 1996 and 1995, respectively. The year-to-date net interest margin percentage in 1996 was 4.48% compared to 4.40% in 1995. Reduced deposit costs and increased lending contributed to the improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.1 million in the second quarter of 1996 compared to $1.3 million in the second quarter of 1995. Year-to-date, the provision for loan losses of $4.1 million compares to $2.4 million in 1995. ONB's net charge-offs were 0.09% of average loans for the current quarter, equal to the second quarter of 1995. For the first six months, net charge-offs were 0.13% in 1996 compared to 0.07% in 1995. The provision and net charge-off levels in the first half of 1995 were historically low. Levels in 1996 are comparable with the second half of 1995.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.33% at June 30, 1996 compares to 1.43% in 1995. The loan portfolio's strength enabled ONB to add loan growth with minimal increase in the allowance. As a result, the this ratio declined. The allowance for loan losses covers all under-performing assets by 2.4 times at June 30, 1996 compared to 3.0 times at December 31, 1995.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 12.7% in the three months ended June 30, 1996 as compared to the same period in 1995. For the first six months, this increase was 10.0%. Both increases were fueled by an increase in service charges which were up 11.1% in the second quarter versus last year and 11.5% for the first six months and other income increased
32.1% and 22.0% for the quarter and six months ended.    The growth in other
income was mainly from stronger brokerage and annuity sales. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 1.4% in the second quarter of 1996 compared to

1995. For the first six months noninterest expense decreased 0.9% from 1995. Salaries and benefits, together the largest individual component of noninterest expense, increased 8.2% in the second quarter of 1996 compared to 1995. For the first six months, this percentage increased 5.5%. Part of this increase relates to the recognition of incentive expenses given ONB's performance in the first half of 1996. Equipment expense was up 9.4% quarter-to-quarter and 4.1% year-to-year. Data Processing expense continues to decline as more banks are processed at our internal data operations center. Communications expenses exceeded prior year due to the installation of a wide-area network. Other expense increased 7.2% over the second quarter of 1995 and 7.8% over 1995 year-to-date. Most other categories of noninterest expense experienced relatively small changes between the years.

FDIC insurance premiums dropped $2.0 millions for the second quarter compared to 1995 and $3.9 million for the six months compared to 1995. Premiums on deposits dropped from approximately 23 basis points per $100 deposits annually to the FDIC's minimum charge of $2,000. For deposits insured by the Savings Association Insurance Fund ("SAIF") the rates did not drop. A one-time recapitalization proposal is being considered by the U.S. Congress. ONB has less than 6% of its deposits insured by SAIF and expects if it passes such a charge to have minimal impact on net income.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, increased in the second quarter to 30.5% compared to 24.5% in 1995. For the first six months, this percentage was 30.3% for 1996 and 25.9% in 1995. The earning assets growth has been primarily in taxable loans with tax-exempt securities remaining fairly level. The resulting increase in taxable sources of revenue has increased our effective tax rates.

                                 11
<PAGE

PART II
OTHER INFORMATION


ITEM 1.  Legal Proceedings

NONE


ITEM 2.  Changes in Securities

NONE

ITEM 3.  Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

See Note 3 to the consolidated financial statements for discussion of pending mergers.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) NONE

(b) ONB did not file a current report on Form 8-K during the quarter ended June 30, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By: s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer

Date: August 14, 1996

                        INDEX OF EXHIBITS



Regulation S-K
Reference
(Item 601)



11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule