Form 10-Q
period 1996-09-30
OLD NATIONAL BANCORP /IN/
filed 1996-11-14
CIK 707179

                 SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 24.8 million shares outstanding at September 30, 1996.

                       OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.  FINANCIAL INFORMATION


Item 1.Financial Statements                                     Page No.
       Consolidated Balance Sheet
        September 30, 1996 and 1995, and December 31, 1995 . . . . . .3


       Consolidated Statement of Income
        Three and nine months ended September 30, 1996 and 1995. . .  4


       Consolidated Statement of Cash Flows
        Nine months ended September 30, 1996 and 1995. . . . . . . .  5


       Notes to the Consolidated Financial Statements. . . . . . . .  6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . .  8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . 14


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                 September 30, September 30,  December 31,
($ in thousands) (unaudited)                           1996       1995          1995
Assets
Cash and due from banks. . . . . . . . . .           $165,066   $172,547     $176,737
Money market investments . . . . . . . . .             19,275     10,697       88,162
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            163,016    209,787      191,464
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            767,488    736,441      751,205
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            453,524    431,440      442,300
 Other . . . . . . . . . . . . . . . . . .             37,828     29,299       30,489
                                                    ---------  ---------    ---------
   Total Investment Securities . . . . . .          1,421,856  1,406,967    1,415,458
Loans:                                              ---------  ---------    ---------
 Commercial. . . . . . . . . . . . . . . .            791,124    735,635      780,755
 Commercial Mortgage. . . . . . . . . . . . . .       644,225    555,025      514,602
 Residential Mortgage. . . . . . . . . . .          1,108,904  1,080,486    1,077,167
 Consumer credit, net of unearned income . . . . .    739,326    683,758      694,070
 Financial . . . . . . . . . . . . . . . .             15,000      1,500        5,167
                                                    ---------  ---------    ---------
   Total Loans . . . . . . . . . . . . . .          3,298,579  3,056,404    3,071,761
   Allowance for loan losses . . . . . . .           (43,290)    (42,206)    (40,581)
                                                    ---------  ---------    ---------
   Net Loans . . . . . . . . . . . . . . .          3,255,289  3,014,198    3,031,180
Other assets . . . . . . . . . . . . . . .            186,123    173,618      176,984
                                                    ---------  ---------    ---------
   Total Assets. . . . . . . . . . . . . .         $5,047,609 $4,778,027   $4,888,521
                                                    =========  =========    =========

Liabilities
Deposits:
 Noninterest bearing demand. . . . . . . .           $471,616   $454,355     $474,297
 Interest bearing:
   Savings, daily interest checking
   and money market accounts . . . . . . .          1,530,381  1,458,961    1,581,656
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .            279,917    285,393      276,010
   Other time. . . . . . . . . . . . . . .          1,700,472  1,709,073    1,697,697
                                                    ---------  ---------    ---------
   Total Deposits. . . . . . . . . . . . .          3,982,386  3,907,782    4,029,660
                                                    ---------  ---------    ---------

Short-term borrowings. . . . . . . . . . .            501,814    309,509      280,981
Subordinated debentures. . . . . . . . . .             30,564     31,545       31,515
Medium term notes. . . . . . . . . . . . .             44,000     50,000       50,000
Other liabilities. . . . . . . . . . . . .             58,316     52,746       60,257
                                                    ---------  ---------    ---------
 Total Liabilities . . . . . . . . . . . .          4,617,080  4,351,582    4,452,413
                                                    ---------  ---------    ---------
Shareholders' Equity
 Preferred stock . . . . . . . . . . . . .                ---        ---          ---
 Common stock. . . . . . . . . . . . . . .             24,760     24,315       25,343
 Capital surplus . . . . . . . . . . . . .            223,939    212,234      247,173
 Retained earnings . . . . . . . . . . . .            181,562    188,855      153,380
 Net unrealized gain (loss) on investment
   securities. . . . . . . . . . . . . . .                268      1,041       10,212
                                                    ---------  ---------    ---------
 Total Shareholders' Equity. . . . . . . .            430,529    426,445      436,108
                                                    ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $5,047,609 $4,778,027   $4,888,521
                                                    =========  =========    =========

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                    Three Months Ended        Nine Months Ended
($ in thousands except share           September 30,             September 30,
and per share data) (unaudited)       1996     1995           1996         1995
Interest Income
Loans including fees:
 Taxable . . . . . . . . .           $72,900  $68,441       $210,977     $197,479
 Non-taxable . . . . . . .             1,013      901          2,835        2,691
Investment securities:
 Taxable . . . . . . . . .            15,972   15,604         46,750       46,939
 Non-taxable . . . . . . .             6,014    5,847         17,708       17,639
Federal funds sold and securities
 purchased under agreement to resell     121      701          2,258        1,956
Deposits with banks. . . .                41       69            287          211
                                     -------  -------        -------      -------
 Total Interest Income . .            96,061   91,563        280,815      266,915
                                     -------  -------        -------      -------
Interest Expense
Savings, daily interest checking and
 money market accounts . .            11,061   11,772         34,322       33,994
Certificates of deposit of $100,000
 and over. . . . . . . . .             3,074    3,524         10,844        9,687
Other time deposits. . . .            24,241   24,090         71,229       67,870
Federal funds purchased. .             1,009      263          1,537        1,948
Securities sold under agreements to
 repurchase. . . . . . . .             2,424    2,533          7,023        7,495
Other borrowings . . . . .             3,545    3,191          8,929        9,062
                                     -------  -------        -------      -------
 Total Interest Expense. .            45,354   45,373        133,884      130,056
                                     -------  -------        -------      -------
 Net Interest Income . . .            50,707   46,190        146,931      136,859
Provision for loan losses.             3,205    1,981          7,268        4,383
                                     -------  -------        -------      -------
 Net Interest Income After Provision
 For Loan Losses . . . . .            47,502   44,209        139,663      132,476
                                     -------  -------        -------      -------
Noninterest Income
Trust fees . . . . . . . .             2,496    2,201          7,461        6,978
Service charges on deposit accounts    3,983    3,623         11,509       10,374
Loan servicing fees. . . .             1,404    1,484          4,056        4,264
Securities gains (losses), net. .          2       10             49           45
Other income . . . . . . .             3,177    2,521          9,300        7,541
                                     -------  -------        -------      -------
 Total Noninterest Income.            11,062    9,839         32,375       29,202
                                     -------  -------        -------      -------
Noninterest Expense
Salaries and employee benefits. .     21,027   19,046         61,172       57,101
Occupancy expense. . . . .             2,345    2,236          6,844        6,532
Equipment expense. . . . .             2,786    2,654          8,386        8,033
Marketing expense. . . . . . . . .     1,364    1,290          3,887        3,808
FDIC insurance expense . .             1,341     (271)         1,730        4,064
Data processing expense. .             1,273    1,505          3,625        4,283
Supplies expense . . . . . . . . . .   1,044    1,076          3,233        3,258
Communication and transportation exp   1,751    1,442          4,998        4,271
Other expenses . . . . . .             4,112    5,350         14,938       15,396
                                     -------  -------        -------      -------
Total Noninterest Expense. . .        37,043   34,328        108,813      106,746
                                     -------  -------        -------      -------
Income before income taxes            21,521   19,720         63,225       54,932
Provision for income taxes             6,297    5,723         18,914       14,831
                                     -------  -------        -------      -------
 Net Income. . . . . . . .          $ 15,224 $ 13,997       $ 44,311     $ 40,101
                                     =======  =======        =======      =======
Net Income Per Common Share
 Primary . . . . . . . . .          $   0.61 $   0.54       $   1.76     $   1.55
                                     =======  =======        =======      =======
 Fully Diluted . . . . . .          $   0.59 $   0.53       $   1.71     $   1.51
                                     =======  =======        =======      =======

Weighted average common shares outstanding:
 Primary . . . . . . . . .        24,918,324 25,719,023   25,137,528   25,899,224
                                  ========== ==========   ==========   ==========
 Fully Diluted . . . . . .        26,284,453 27,127,286   26,503,657   27,307,487
                                  ========== ==========   ==========   ==========


The accompanying notes are an integral part of this statement


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              Nine Months Ended
                                                               September 30,
($ in thousands) (unaudited)                                   1996       1995
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . .                    $ 44,311    $ 40,101
                                                             -------     -------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . .                       6,258       5,760
 Amortization of intangible assets . . .                         834       1,391
 Net premium amortization (discount accretion) on
   investment securities . . . . . . . .                      (1,672)      1,206
 Provision for loan losses . . . . . . .                       7,268       4,383
 Gain on sale of investment securities .                         (49)        (45)
 Gain on sale of assets. . . . . . . . .                        (120)       (309)
 Increase in interest receivable . . . .                      (1,713)     (4,861)
 (Increase) decrease in other assets. . . . . . . .           (5,461)      2,824
 Increase (decrease)in accrued expenses and
    other liabilities. . . . . . . . . .                       5,581       6,061
                                                             -------     -------
   Total adjustments . . . . . . . . . .                      10,926      16,410
                                                             -------     -------
 Net cash flows provided by operating activities. .           55,237      56,511
                                                             -------     -------

Cash flows from investing activities:
Purchase of investment securities held to maturity.              ---     (58,111)
Purchase of investment securities available for sale . . .  (272,353)   (192,957)
Proceeds from maturities and paydowns of investment
 securities held to maturity . . . . . .                         ---      94,035
Proceeds from maturities and paydowns of investment
 securities available for sale . . . . .                     231,214     133,588
Proceeds from sales of investment securities available
 for sale. . . . . . . . . . . . . . . .                      18,996      22,114
Net principal collected from (loans made to) customers:
  Commercial . . . . . . . . . . . . . .                     (21,266)     61,763
  Mortgage . . . . . . . . . . . . . . .                    (191,111)   (175,814)
  Consumer . . . . . . . . . . . . . . .                     (48,466)    (53,650)
Proceeds from sale of mortgage loans . .                      29,684      29,921
Proceeds from sale of premises and equipment. . . .              527         339
Purchase of premises and equipment . . .                      (9,682)     (7,314)
                                                             -------     -------
 Net cash flows used in investing activities. . . .         (262,457)   (146,086)
                                                             -------     -------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . .                      (2,681)      6,481
 Savings, daily interest checking and money market deposits. (51,275)    (22,814)
 Certificates of deposit of $100,000 and over . . .            3,907      72,095
 Other time deposits . . . . . . . . . . .                     2,775     126,585
 Short-term borrowings . . . . . . . . . .                   220,833    (146,662)
Issuance (Payment) of medium-term notes .. . . . . . . . .    (6,000)     18,000
Cash dividends paid. . . . . . . . . . . .                   (15,629)    (15,325)
Common stock repurchased . . . . . . . . .                   (27,823)    (35,908)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . .                     2,555       4,628
                                                             -------     -------
 Net cash flows provided by financing activities . .         126,662       7,080
                                                             -------     -------
Net decrease in cash and cash equivalents.                   (80,558)    (82,495)
Cash and cash equivalents at beginning of period. .          264,899     265,739
                                                             -------     -------
Cash and cash equivalents at end of period                  $184,341    $183,244
                                                             =======     =======
 Total interest paid . . . . . . . . . . .                  $135,683    $125,313
                                                             =======     =======
 Total taxes paid. . . . . . . . . . . . .                  $ 19,650    $ 11,416
                                                              ======      ======

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of September 30, 1996 and 1995 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.


2. Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid February 20, 1996 to shareholders of record on February 5, 1996. All share and per share data presented herein have been restated for the effects of this stock dividend.

3. Merger Activities

Pending Mergers

On April 8, 1996, ONB and Workingmens Capital Holdings (Workingmens) of Bloomington, Indiana announced the execution of a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Workingmens. The transaction will be accounted for as a pooling-of-interests. The merger received the approvals of Workingmen's shareholders and requlatory authorities. As of September 30, 1996 Workingmens consolidated financial statements reflected $208 million in total assets, net loans of $181 million, total deposits of $150 million and net income for the nine months then ended of $851 thousand. This merger was consummated October 19, 1996.

4. Investments

The market value and amortized cost of investment securities as of September 30, 1996 are set forth below ($ in thousands):
                                        Market Value      Amortized Cost
Held-to-maturity, at amortized cost    $         --         $         --
Available-for-sale, at market value       1,421,856            1,421,399
                                        -----------          -----------
                                       $  1,421,856         $  1,421,399
                                        ===========          ===========

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

Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of September 30, 1996, 1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The notes may be issued with maturities ranging from nine months to thirty years and rates may be either fixed or variable. As of September 30, 1996, a total of $44 million of the notes were outstanding, with maturities ranging from two to seven years and fixed interest rates ranging from 6.0% to 7.1%.

As of September 30, 1996, ONB has $55 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of September 30, 1996, $40.5 million was outstanding under these lines bearing interest rates that averaged 5.89%.

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

PART I.  FINANCIAL INFORMATION
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of September 30, 1996, as compared to September 30, 1995 and December 31, 1995, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995.

Financial Condition

ONB's total assets at September 30, 1996 were $5.05 billion, a 5.6% increase over the prior year and a 3.3% increase from December 31, 1995. Earning assets, which consist primarily of money market investments, investment securities and loans, rose 5.9% over the prior year and a 3.6% increase since year-end. During the past year, the mix of earning assets has changed slightly with loans growing 7.9% while investment securities and money market investments combined increased only 1.7%. Since year-end, loans increased 7.4% compared to a 4.2% decrease in investment securities and money market investments. The continued loan growth reflects the generally healthy economies in our tri-state market areas. Redemptions and maturities in money market investments and investment securities were used to partially fund our loan growth.

At September 30, 1996, under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and other real estate) increased to $18.4 million from $13.5 million as of December 31, 1995. As of these respective dates, under-performing assets in total were 0.56% and 0.44% of total loans and other real estate.

                    Past Due                                       Total as %
                      90                            Other        of Total Loans
                     Days   Nonaccrual Restructured Real           and Other
                    Or More    Loans       Loans   Estate  Total   Real Estate
September 30, 1996  $4,221    $12,482     $  948    $781  $18,432    0.56%
December 31, 1995    5,160      6,724      1,120     541   13,545    0.44

As of September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $4.9 million with no related allowance and $49.6 million with $12.2 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the nine months ended September 30, 1996, the average balance of impaired loans was $54.7 million and $2.8 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry. A concentration generally exists when more than 10% of total loans outstanding are to borrowers of the same industry. The portfolio is primarily composed of loans to our customers in our tri-state markets. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 1996, grew $74.6 million or 1.9% from September 30, 1995 and decreased $47.3 million or 1.2% since year-end. Over the past year the mix of deposits has remained relatively unchanged with a slight shift to savings, daily interest checking and money market accounts. This deposit growth has enabled ONB to fund asset growth.

Capital

Total shareholders' equity increased by $4.1 million since September 1995 and decreased $5.6 million since December 1995. During the first nine months of 1996, net unrealized gain on investment securities decreased $9.9 million as interest rates increased and the market value of ONB's available-for-sale investment portfolio declined.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                 Minimum
                                Regulatory    Well-    September 30,   September 30,  December 31,
                                  Ratios   Capitalized    1996              1995          1995
Risk Based Capital:
 Tier 1 Capital to Total Assets   3.00%        5.0%       8.23%           8.59%          8.40%
  (Leverage Ratio)
 Tier 1 Capital to Risk Adjusted  4.00%        6.0%      12.88%          13.52%         13.44%
   Total Assets
 Total Capital to Risk Adjusted   8.00%       10.0%      14.99%          15.77%         15.63%
   Total Assets
Shareholders' Equity to            N/A         N/A        8.53%           8.93%          8.92%
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

As of September 30, 1996, ONB's rate-sensitive assets were 75% of rate-sensitive liabilities in the 1-180 day maturity category and 91% in the 181-365 day category. These figures compared to 80% and 96% on December 31, 1995 and 79% and 94% on September 30, 1995. These positions are within acceptable ranges as determined from time-to-time by management. ONB's funds management committee meets monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position. In addition, simulation is used to estimate the possible net interest income impact of interest rate changes and to improve earnings.

Results of Operations

Net Income

Net income for the nine months ended September 30, 1996 was $44.3 million, an 10.5% increase from the same period 1995. Net income for the third quarter of 1996 was up 8.8% over 1995. Primary net income per common share for the third quarter of 1996 and for the nine months ended September 30, 1996 were $0.61 and $1.76, respectively. Earnings per common share for both periods in 1996 exceeded the results for the similar periods in 1995 by 13.0% or more.

The company's return on average assets (ROA) for the third quarter of 1996 was 1.23%. This compared to 1.17% for the same period in 1995. Year-to-date ROA percentages were 1.21% in 1996 compared to 1.13% for 1995. Return on average equity (ROE) for the quarter and the first nine months of 1996 were 14.20% and 13.85%, respectively, excluding unrealized security gains(losses). These compare favorably to 1995 ROE results of 13.24% and 12.65% for similar periods. Growth in net interest income and noninterest income generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1996 was $157,128, a 7.0% increase over 1995. Net interest income for the third quarter of 1996 was $54,171 compared to $49,606 in 1995, a 9.2% increase over the prior year. The net interest margin for the third quarter was 4.63% and 4.42% for 1996 and 1995, respectively. The year-to-date net interest margin percentage in 1996 was 4.53% compared to 4.41% in 1995. Reduced deposit costs and increased lending contributed to the improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $3.2 million in the third quarter of 1996 compared to $2.0 million in the third quarter of 1995. Year-to-date, the provision for loan losses of $7.3 million compares to $4.4 million in 1995. ONB's net charge-offs were 0.31% of average loans for the current quarter, compared to 0.37% to the third quarter of 1995. For the first nine months, net charge-offs were 0.19% in 1996 compared to 0.17% in 1995. The provision and net charge-off levels in the first half of 1995 were historically low. Levels in 1996 are more comparable with the second half of 1995. Similar to the increases in consumer loan delinquencies and charge-offs within the national banking industry in 1996, ONB has experienced some increased charge-offs in this area.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans was 1.31% at September 30, 1996 compared to 1.38% in 1995. The loan portfolio's strength enabled ONB to add loan growth with minimal increase in the allowance. As a result, the this ratio declined. The allowance for loan losses covered all under-performing assets by 2.3 times at September 30, 1996 compared to 3.0 times at December 31, 1995.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 12.5% in the three months ended September 30, 1996 as compared to the same period in 1995. For the first nine months, this increase was 10.9%. Both increases were fueled by an increase in service charges which were up 9.9% in the third quarter versus last year and 10.9% for the first nine months and other income
increased 26.0% and 23.3% for the quarter and nine months ended.    The growth
in other income was mainly from stronger brokerage and annuity sales. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 7.9% in the third quarter of 1996 compared to 1995. For the first nine months noninterest expense increased 1.9% from 1995. Salaries and benefits, together the largest individual component of noninterest expense, increased 10.4% in the third quarter of 1996 compared to 1995. For the first nine months, this percentage increased 7.1%. Part of this increase relates to the recognition of incentive expenses given ONB's strong performance in the first nine-months of 1996. Equipment expense was up 5.0% quarter-to-quarter and 4.4% year-to-year. Data Processing expense continues to decline as more banks are processed at our internal data operations center. Communications expenses exceeded prior year due to the installation of a wide-area network. Other expense decreased 23.1% over the third quarter of 1995 and 3.0% over 1995 year-to-date. Most other categories of noninterest expense experienced relatively small changes between the years.

On September 30, 1996 President Clinton signed into law the recapitalization of the FDIC's Savings Association Insurance fund ("SAIF") pertaining to thrift deposits. This law required a one-time assessment on thrift deposits and deposits acquired from thrifts of 65.7 basis points or 52.6 basis points per $100 deposits, respectively. This charge was accrued as of September 30, 1996 and amounted to $1.2 million. Effective January 1, 1997, deposits insured by the FDIC's BIF fund will be 1.29 basis points per $100 deposits, an increase over the $2,000 annual charge per bank in 1996. SAIF insured deposits will decrease from approximately 23 basis points per $100 deposits to 6.44 basis points per $100 deposits for thrift deposits and 2.43 basis points per $100 deposits for deposits acquired from thrifts.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, increased in the third quarter to 29.3% compared to 29.0% in 1995. For the first nine months, this percentage was 29.9% for 1996 and 27.0% in 1995. The earning assets growth has been primarily in taxable loans with tax-exempt securities remaining fairly level. The resulting increase in taxable sources of revenue has increased our effective tax rates.

PART II
OTHER INFORMATION


ITEM 1.  Legal Proceedings

NONE


ITEM 2.  Changes in Securities

NONE

ITEM 3.  Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

See Note 3 to the consolidated financial statements for discussion of pending mergers.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) NONE

(b) ONB did not file a current report on Form 8-K during the quarter ended September 30, 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By: s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer

Date: November 14, 1996

                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule