Form 10-K405
period 1996-12-31
OLD NATIONAL BANCORP /IN/
filed 1997-03-31
CIK 707179

UNITED STATES
                    SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

    [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
          For the fiscal year ended December 31, 1996

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

 The Registrant's telephone number, including area code: (812) 464-1434

    Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, No Par Value

                      Preferred Stock Purchase Rights

   The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The aggregate market value (average bid price) of the Registrant's voting common stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $984 million. The total number of shares of Registrant's common stock outstanding as of that date was 26,596,737.

                    DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1997 is incorporated by reference into Part III of this Form 10-K.




                         OLD NATIONAL BANCORP
                   1996 ANNUAL REPORT ON FORM 10-K
                          Table of Contents
PART I.                                                               PAGE
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .11

PART II.
Item 5.   Market for Registrant's Common Stock and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . .12

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .12

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .12

Item 8.   Financial Statements and Supplementary Data. . . . . . . . .12

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . .12

PART III.
Item 10.  Directors and Executive Officers of the Registrant . . . . .12

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .12

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management. . . . . . . . . . . . . . . . . . . . . . . .13

Item 13.  Certain Relationships and Related Transactions . . . . . . .13

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .13
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .17

                      OLD NATIONAL BANCORP
                1996 ANNUAL REPORT ON FORM 10-K


                             PART I
Item 1.  BUSINESS

  Old National Bancorp (the "Registrant") is a multibank holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. As a bank holding company, the Registrant engages in banking and related activities authorized under the federal Bank Holding Company Act of 1956, as amended. Through its nonbank affiliates, the Registrant provides services incidental to the business of banking, such as data processing, issuance and reinsurance of credit life, accident, health, property, life, and casualty insurance, fiduciary and trust services, property ownership, and consumer financing. Since its formation, the Registrant has acquired seventeen banks and two thrifts located in Indiana; six banks located in Kentucky; and ten banks and one thrift located in Illinois.

Banking Affiliates

As of December 31, 1996, the Registrant's affiliate banks operated 119 banking offices throughout Indiana, Illinois, and Kentucky. The following chart lists the affiliate banks by state:

      Indiana                                 Kentucky                       Illinois

Clinton State Bank                    First State Bank(Greenville)  First National Bank
Old National Bank (Evansville)        City National Bank (Fulton)     (Harrisburg)
Bank of Western Indiana (Covington)   Farmers Bank & Trust Co.      Peoples National Bank
First Citizens Bank &                   (Madisonville)                (Lawrenceville)
  Trust Company (Greencastle)         Morganfield National Bank     Security Bank & Trust Co.
People's Bank & Trust Co.(Mt. Vernon) Farmers Bank & Trust Co.         (Mt. Carmel)
Rockville National Bank                 (Henderson)                 Palmer-American National Bank
Merchants National Bank (Terre Haute)                                (Danville)
Security Bank & Trust Co. (Vincennes)                              First National Bank (Oblong)
United Southwest Bank (Washington)                                 The National Bank of
Dubois County Bank (Jasper)                                          Carmi
Orange County Bank (Paoli)
Citizens National Bank (Tell City)
Workingmens/ONB Bank (Bloomington)


  The Registrant also has acquired Southern Indiana Bank and Trust Company (Newburgh, Indiana), which was merged into Old National Bank; Warrick National Bank (Boonville, Indiana), which was merged into Old National Bank; Gibson County Bank (Princeton, Indiana), which was merged into Old National Bank; Workingmens

Capital Holdings (Bloomington, Indiana), which was merged into ONB Bank and renamed Workingmens/ONB Bank; Bank South, Federal Savings Bank and The Bank of Harrisburg, which were merged into First National Bank of Harrisburg; City Financial Bancorp and its three banking subsidiaries, which were merged into Palmer-American National Bank; Citizens Union Bank (Central City,Kentucky), which was merged with First State Bank; and certain assets of Henderson Home Savings and Loan Association, which were combined with Farmers Bank and Trust Company (Henderson, Kentucky).

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

Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

   Bank holding companies with consolidated assets in excess of $150 million are required to comply with the Federal Reserve's risk-based capital guidelines, which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital, or 4% must be "Tier 1 Capital", and the remainder may consist of "Tier 2
Capital" components. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum. For the Registrant's regulatory capital ratios as of December 31, 1996 see the information incorporated by reference in Part II, Item 7.

   The Registrant's affiliate banks which are national banks are supervised, regulated and examined by the Office of the Comptroller of the Currency ("OCC"). The Registrant's affiliate banks which are state banks chartered in Indiana are supervised, regulated and examined by the Indiana Department of Financial Institutions. The Registrant's affiliate banks chartered in Kentucky are supervised, regulated and examined by the Kentucky Commissioner of Financial Institutions, and its affiliate banks chartered in Illinois are supervised, regulated and examined by the Illinois Commissioner of Banks and Trust Companies. In addition, the Registrant's affiliate banks which are state banks and members of the Federal Reserve are supervised and regulated by the Federal Reserve, and those which are not members of the Federal Reserve are supervised and regulated by the Federal Deposit Insurance Corporation ("FDIC"). Each regulator has the authority to issue cease-and-desist orders if it determines that activities of a bank represent an unsafe and unsound banking practice or a violation of law.

   Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available to customers within specified time periods.

   Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

   The FDIC and the OCC have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

   Like the capital guidelines established by the Federal
Reserve, these guidelines divide a bank's capital into two tiers.

Banks are required to maintain a total risk-based capital ratio of 8%,of which 4% must be Tier 1 capital. The FDIC or OCC may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum
levels.   All of the Registrant's affiliate banks exceeded the
risk-based capital guidelines of the FDIC and OCC as of December
31, 1996.

 Branching by the Registrant's affiliate banks in Indiana, Kentucky and Illinois is subject to the jurisdiction, and requires the prior approval, of the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the Indiana Department of Financial Institutions, Kentucky Department of Financial Institutions or Illinois Commissioner of Banks and Trust Companies, depending upon the location of the principal office of the bank.

 The Registrant and its affiliate banks are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

 FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliated banks. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, by regulation implementing these provisions, the FDIC and OCC have defined the relevant capital measures for five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

 The deposits of Registrant's affiliate banks are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund ("SAIF"). Accordingly, the Registrant's affiliated banks pay deposit insurance premiums to both BIF and SAIF.

 The FDIC, as required by FDICIA, has adopted a final rule that implements a risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories, consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three subcategories, consisting of (a) healthy, (b) supervisory concern, or (c) substantial supervisory concern. An institution's deposit insurance assessment rate will depend upon the capital category and supervisory category to which it is assigned. As of June 1, 1995 the BIF rates were adjusted to a range of 0.04% to 0.31%, with most of the Registrant's affiliate banks paying 0.04%. On January 1, 1996, this rate was dropped to 0.0% except for a minimum annual payment. For deposits insured by SAIF, a one-time recapitalization charge of 0.657% was approved by the U.S. Congress on September 30, 1996, and which was required to be paid November 29, 1996. Effective January 1, 1997, deposits insured by the FDIC's BIF fund will be 1.29 basis points per $100 of deposits, an increase over the $2,000 annual charge per bank in 1996. Insurance coverage for SAIF insured deposits will decrease from approximately 23 basis points per $100 of deposits to 6.44 basis points per $100 of deposits for thrift deposits and 2.43 basis points per $100 deposits for deposits acquired from thrifts. Registrant has less than 6% of its deposits insured by SAIF. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of Registrant's affiliate banks.

 The Riegle-Neal Community Development and Regulatory
Improvement Act of 1994 ("Act") contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. The applicable federal supervisory agencies continue to promulgate regulations implementing the Act which apply to Registrant's affiliate banks.

 The Riegle-Neal Interstate Banking and Branching Efficiency
Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions. Beginning June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Interstate branching may occur earlier than June 1, 1997 if both states involved in the bank merger expressly permit it by statute. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank. Indiana enacted law in 1996 which permits interstate branching and mergers prior to the national effective date of June 1, 1997.

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

 The FDIC includes, in its evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. On June 26, 1996, the FDIC, along with the Office of the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements.

 The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

 In August, 1996, the Federal Reserve and the FDIC issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of the new regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. The regulations became effective on January 1, 1997, but compliance with the regulations is not mandatory until January 1, 1998.

 The new regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.

 The new regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

 The OCC has issued revised regulations, effective as of December 31, 1996, modernizing and clarifying regulations applicable to national banks. The new regulations address corporate activities and regulations, operating subsidiaries activities, branching, capital, and investments.

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

The Registrant's affiliate banks conduct business primarily from facilities owned by the respective affiliate banks. Of the 119 banking offices operated by the Registrant's affiliate banks, 94 are owned by the respective banks and 25 are leased from non-affiliated third parties.

Old National Realty Company, Inc., a wholly-owned non-banking subsidiary of the Registrant, owns certain real properties in downtown Evansville, Indiana, which generally are incidental to Registrant's banking operations. It does not engage in real estate brokerage services.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 1996.

                            PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Page 52 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 is expressly incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Page 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 is expressly incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pages 13 through 30 of the Registrant's Annual Report to
Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 31 through 47 of the Registrant's Annual Report to
Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(1) of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General
Instruction G.(1) of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to

Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This information is omitted from this report pursuant to General Instruction G.(1) of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is omitted from this report pursuant to General Instruction G.(1) of Form 10-K as the Registrant intends to file with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1996.

                            PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)    Financial Statements:

   Report of Independent Public Accountants
   Consolidated Balance Sheet - December 31, 1996 and 1995
   Consolidated Statement of Income -
       Years Ended December 31, 1996, 1995 and 1994
   Consolidated Statement of Changes in Shareholders' Equity -
       Years Ended December 31, 1996, 1995 and 1994
   Consolidated Statement of Cash Flows -
       Years Ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) Exhibits - The following exhibits are filed herewith:

   Exhibit 10 - Material Contracts
   Exhibit 11 - Statement re Computation of Per Share Earnings
   Exhibit 13 - Portions of Annual Report to Shareholders for the
                  year ended December 31,1996
   Exhibit 21 - Subsidiaries of the Registrant
   Exhibit 23 - Consent of Independent Public Accountants

   Exhibit 27 - Financial Data Schedulte

(d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OLD NATIONAL BANCORP

                              By:s/s Ronald B.Lankford
                              Ronald B. Lankford, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              By:s/s David L. Barning            3/27/97
                                   David L. Barning, Director    Date


                              By:s/s Richard J. Bond             3/27/97
                                    Richard J. Bond, Director    Date


                              By:s/s Alan W. Braun               3/27/97
                                      Alan W. Braun, Director    Date


                              By:____________________________    ________
                                  John J. Daus, Jr., Director    Date


                              By:s/s Wayne A. Davidson           3/27/97
                                  Wayne A. Davidson, Director    Date


                              By:
                                  Larry E. Dunigan, Director     Date

                              By:David E. Eckerle                3/27/97
                                   David E. Eckerle, Director    Date

                              By:s/sThomas B. Florida            3/27/97
                                  Thomas B. Florida, Director    Date


                              By:s/s Phelps L. Lambert           3/27/97
                                  Phelps L. Lambert, Director    Date


                              By:s/s Ronald B. Lankford          3/27/97
                                          Ronald B. Lankford,    Date
                                       President and Director
                                    (Chief Operating Officer)

                              By:s/s Lucien H. Meis              3/27/97
                                     Lucien H. Meis, Director    Date

                              By:s/s Louis L. Mervis             3/27/97
                                    Louis L. Mervis, Director    Date

                              By:s/s Dan W. Mitchell             3/27/97
                                    Dan W. Mitchell, Director    Date


                              By:s/s John N. Royse               3/27/97
                                      John N. Royse, Chairman    Date
                                    of the Board and Director
                                    (Chief Executive Officer)

                              By:s/s Marjorie Soyugenc           3/27/97
                                 Marjorie Soyugenc, Director     Date


                              By:s/s Charles D. Storms           3/27/97
                                 Charles D. Storms, Director     Date


                              By:s/s Steve H. Parker             3/27/97
                                            Steve H. Parker,     Date
                                        Senior Vice President
                                    (Chief Financial Officer)


                              By:s/s Ronald W. Seib              3/27/97
                                             Ronald W. Seib,     Date
                                              Vice President-
                                         Corporate Controller
                               (Principal Accounting Officer)

                      INDEX OF EXHIBITS


  Regulation S-K
     Reference
    (Item 601)

   3(i) Articles of Incorporation of the Registrant
        (incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form S-4, File
        No. 333-09967, dated August 12, 1996)

    3(ii) By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Registration Statement on Form S-4, File No. 33-80670, dated June 23, 1994)

   10 Material contracts (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and to the Distribution Agreement set forth in Exhibit 1 of the Registrant's Registration Statement on Form S-3, File No. 33-55222, dated December 2, 1992)

   11   Statement re Computation of Per Share Earnings

   13   Portions of Annual Report to Shareholders for the year
           ended December 31, 1996

   21   Subsidiaries of the Registrant

   23   Consent of Arthur Andersen LLP

   27   Financial Data Schedule