Form 10-Q
period 1997-03-31
OLD NATIONAL BANCORP /IN/
filed 1997-05-15
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 26.6 million shares outstanding at March 31, 1997.



                      OLD NATIONAL BANCORP
                           FORM 10-Q
                             INDEX






PART I.   FINANCIAL INFORMATION

Item 1.Financial Statements                             Page No.
  Consolidated Balance Sheet
  March 31, 1997 and 1996, and December 31, 1996              3


  Consolidated Statement of Income
  Three months ended March 31, 1997 and 1996. .               4


  Consolidated Statement of Cash Flows
  Three months ended March 31, 1997 and 1996. .               5


  Notes to Consolidated Financial Statements .                6



Item 2.Management's Discussion and Analysis of
  Financial Condition and Results of Operations               8



PART II  OTHER INFORMATION . . . . . . . . . .               11



SIGNATURES. . . . . . . . . . . . . . . . . . .              13

INDEX OF EXHIBITS . . . . . . . . . . . . . . .              14

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                    March 31,  March 31,    December 31,
($ in thousands) (unaudited)                          1997        1996         1996
Assets
Cash and due from banks. . . . . . . . . .           $162,616   $147,130     $180,405
Money market investments . . . . . . . . .              3,878     93,623        6,698
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            146,148    183,963      154,524
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            923,583    751,445      856,263
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            450,786    436,368      462,378
 Other . . . . . . . . . . . . . . . . . .             42,348     39,039       41,484
                                                    ---------  ---------    ---------
   Total Investment Securities . . . . . .          1,562,865  1,410,815    1,514,649
                                                    ---------  ---------    ---------
Loans
 Commercial. . . . . . . . . . . . . . . .            794,281    737,790      796,313
 Commercial Real Estate. . . . . . . . . .            679,772    585.741      668,671
 Residential Real Estate . . . . . . . . .          1,309,474  1,234,970    1,303,283
 Consumer credit, net of unearned income .            752,016    691,078      755,033
 Financial . . . . . . . . . . . . . . . .                 --     23,167           --
                                                    ---------  ---------    ---------
   Total Loans . . . . . . . . . . . . . .          3,535,543  3,272,746    3,523,300
   Allowance for loan losses . . . . . . .           (45,914)    (41,578)    (44,053)
                                                    ---------  ---------    ---------
   Net Loans . . . . . . . . . . . . . . .          3,489,629  3,231,168    3,479,247
Other assets . . . . . . . . . . . . . . .            190,240    184,735      185,592
                                                    ---------  ---------    ---------
   Total Assets. . . . . . . . . . . . . .         $5,409,228 $5,067,471   $5,366,591
                                                    =========  =========    =========
Liabilities
Deposits
 Noninterest bearing demand. . . . . . . .           $465,019   $452,281     $512,281
 Interest bearing:
   NOW accounts. . . . . . . . . . . . . .            452,697    446,402      449,486
   Savings accounts. . . . . . . . . . . .            478,855    484,809      480,303
   Money Market accounts . . . . . . . . .            660,449    656,133      714,261
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .            287,823    285,446      257,988
   Other time. . . . . . . . . . . . . . .          1,863,186  1,812,185    1,853,705
                                                    ---------  ---------    ---------
   Total Deposits. . . . . . . . . . . . .          4,208,029  4,137,256    4,268,024
                                                    ---------  ---------    ---------

Short-term borrowings. . . . . . . . . . .            610,901    332,879      499,666
Subordinated debentures. . . . . . . . . .             30,481     30,585       30,564
Medium term notes. . . . . . . . . . . . .             44,000     45,000       44,000
Other liabilities. . . . . . . . . . . . .             62,462     62,108       65,811
                                                    ---------  ---------    ---------
 Total Liabilities . . . . . . . . . . . .          4,955,873  4,607,828    4,908,065
                                                    ---------  ---------    ---------
Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .             26,560     26,341       26,778
 Capital surplus . . . . . . . . . . . . .            257,501    249,262      265,584
 Retained earnings . . . . . . . . . . . .            168,199    179,402      158,284
 Net unrealized gain (loss) on investments
    securities                                          1,095      4,638        7,880
                                                    ---------  ---------    ---------
 Total Shareholders' Equity. . . . . . . .            453,355    459,643      458,526
                                                    ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $5,409,228 $5,067,471   $5,366,591
                                                    =========  =========    =========

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                 Three Months Ended
($ in thousands except share                          March 31,
and per share data) (Unaudited)                   1997           1996
Interest income
Loans including fees:
  Taxable  . . . . . . . . . . . . . . . . .    $77,677        $72,050
  Non-taxable. . . . . . . . . . . . . . . .        970            896
Investment securities:
  Taxable. . . . . . . . . . . . . . . . . .     17,902         15,417
  Non-taxable. . . . . . . . . . . . . . . .      5,996          5,817
Federal funds sold and securities
  purchased under agreement to resell. . . .        103          1,541
Deposits with banks. . . . . . . . . . . . .        105            230
                                                -------        -------
  Total Interest Income. . . . . . . . . . .    102,753         95,951
                                                -------        -------

Interest Expense
Savings, daily interest checking and
  money market accounts. . . . . . . . . . .     11,144         12,047
Certificates of deposit of $100,000
  and over . . . . . . . . . . . . . . . . .      3,776          3,896
Other time deposits. . . . . . . . . . . . .     25,207         25,648
Federal funds purchased. . . . . . . . . . .        994            221
Securities sold under agreements to
  repurchase . . . . . . . . . . . . . . . .      2,369          2,352
Other borrowings . . . . . . . . . . . . . .      5,687          3,151
                                                -------        -------
  Total Interest Expense . . . . . . . . . .     49,177         47,315
                                                -------        -------
Net Interest Income. . . . . . . . . . . . .     53,576         48,636
Provision for loan losses. . . . . . . . . .      3,757          2,002
                                                -------        -------
  Net Interest Income After Provision
    For Loan Losses. . . . . . . . . . . . .     49,819         46,634
                                                -------        -------
Noninterest Income
Trust fees . . . . . . . . . . . . . . . . .      2,800          2,503
Service charges on deposit accounts. . . . .      3,922          3,650
Loan servicing fees. . . . . . . . . . . . .      1,405          1,281
Securities gains (losses), net . . . . . . .        (6)             55
Other income . . . . . . . . . . . . . . . .      3,312          2,773
                                                -------        -------
 Total Noninterest Income. . . . . . . . . .     11,433         10,262
                                                -------        -------
Noninterest Expense
Salaries and employee benefits . . . . . . .     22,053         19,889
Occupancy expense. . . . . . . . . . . . . .      2,382          2,316
Equipment expense. . . . . . . . . . . . . .      3,039          2,758
FDIC insurance expense . . . . . . . . . . .        150            287
Data processing expense. . . . . . . . . . .      1,288          1,242
Supplies expense . . . . . . . . . . . . . .      1,086          1,109
Communication and transportation expense . .      1,739          1,581
Other expenses . . . . . . . . . . . . . . .      6,417          6,659
                                                -------        -------
 Total Noninterest Expense . . . . . . . . .     38,154         35,841
                                                -------        -------
Income before income taxes . . . . . . . . .     23,098         21,055
Provision for income taxes . . . . . . . . .      7,040          6,383
                                                -------        -------
 Net Income. . . . . . . . . . . . . . . . .    $16,058        $14,672
                                                =======        =======
Net Income Per Common Share
 Primary . . . . . . . . . . . . . . . . . .    $  0.60        $  0.53
                                                =======        =======
 Fully Diluted . . . . . . . . . . . . . . .    $  0.58        $  0.51
                                                =======        =======
Weighted average common shares outstanding:
 Primary . . . . . . . . . . . . . . . . . . 26,752,360     27,848,620
                                             ==========     ==========
 Fully Diluted . . . . . . . . . . . . . . . 28,181,567     29,282,581
                                             ==========     ==========

The accompanying notes are an integral part of this statement


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      Three Months Ended
                                                           March 31,
($ in thousands) (unaudited)                            1997       1996
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . .   $ 16,058   $ 14,672
                                                      -------    -------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation . . . . . . . . . . . . . . . . . . .     2,257      2,066
 Amortization of intangible assets. . . . . . . . .       318        384
 Net premium amortization on investment securities.       421        666
 Provision for loan losses. . . . . . . . . . . . .     3,757      2,002
 Loss (Gain) on sale of investment securities . . .         6        (55)
 Gain on sale of assets . . . . . . . . . . . . . .       (76)       (12)
 (Increase)Decrease in interest receivable. . . . .      (267)     2,253
 Increase in other assets . . . . . . . . . . . . .    (5,779)    (3,828)
 Increase in accrued expenses and
    other liabilities . . . . . . . . . . . . . . .     1,184      3,331
                                                      -------    -------
   Total adjustments. . . . . . . . . . . . . . . .     1,821      6,807
                                                      -------    -------
 Net cash flows provided by operating activities. .    17,879     21,479
                                                      -------    -------

Cash flows from investing activities:
Purchase of investment securities available-for-sale (134,216)   (86,470)
Proceeds from maturities and paydowns of investment
 securities available-for-sale . . . . . . . . . .     68,916     93,466
Proceeds from sales of investment securities available-
 for-sale. . . . . . . . . . . . . . . . . . . . .      5,339      2,809
Net principal collected from (loans made to) customers:
  Commercial and financial . . . . . . . . . . . .      2,178     (9,903)
  Mortgage . . . . . . . . . . . . . . . . . . . .    (25,381)   (21,385)
  Consumer . . . . . . . . . . . . . . . . . . . .      1,007      5,730
Proceeds from sale of mortgage loans . . . . . . .      8,130     13,290
Proceeds from sale of premises and equipment . . .         19        158
Purchase of premises and equipment . . . . . . . .     (1,193)    (3,548)
                                                      -------    -------
 Net cash flows used in investing activities . . .    (75,201)    (5,853)
                                                      -------    -------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . .    (47,262)   (23,438)
 NOW Accounts. . . . . . . . . . . . . . . . . . .      3,211    104,110
 Savings accounts. . . . . . . . . . . . . . . . .     (1,448)    21,642
 Money Market accounts . . . . . . . . . . . . . .    (53,812)  (146,928)
 Certificates of deposit of $100,000 and over. . .     29,835        (15)
 Other time deposits . . . . . . . . . . . . . . .      9,481     (1,197)
 Short-term borrowings . . . . . . . . . . . . . .    111,235     17,747
Payment of medium-term notes . . . . . . . . . . .         --     (5,000)
Cash dividends paid. . . . . . . . . . . . . . . .     (5,844)    (5,801)
Common stock repurchased . . . . . . . . . . . . .    (10,645)    (8,126)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . . . . . .      1,962      2,156
                                                      -------    -------
 Net cash flows provided by financing activities .     36,713    (44,850)
                                                      -------    -------
Net decrease in cash and cash equivalents. . . . .    (20,609)   (29,224)
Cash and cash equivalents at beginning of period .    187,103    269,977
                                                      -------    -------
Cash and cash equivalents at end of period . . . .   $166,494   $240,753
                                                      =======    =======
Total interest paid. . . . . . . . . . . . . . . .   $ 45,273   $ 49,193
                                                      =======    =======
Total taxes paid . . . . . . . . . . . . . . . . .    $ 2,041    $ 1,065
                                                      =======    =======
The accompanying notes are an integral part of this statement.


Old National Bancorp
Notes to Consolidated Financial Statements


1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities
(ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of March 31, 1997 and 1996 and December 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.

2.   Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 29, 1997 to shareholders of record on January 8, 1997. All share and per share data presented herein have been restated for the effects of this stock dividend.

Net income on a fully diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 4). For the fully diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and an additional 1.4 million common shares are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

3.   Investments

The market value and amortized cost of investment securities as of March 31, 1997 are set forth below ($ in thousands):

                                   Market Value    Amortized Cost

Available for Sale, at market value  $1,562,865       $1,561,049
                                      =========        =========

4.   Borrowings

ONB's has outstanding $30.5 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 46.875 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of March 31, 1997,
1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

At March 31, 1997, ONB has outstanding $44 million of medium term notes. These notes bear interest at a weighted averate rate of 6.73% and mature between 1998 and 2003.

As of March 31, 1997, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of March 31, 1997, $65.0 million was outstanding under these lines bearing interest rates that averaged 6.05%.

5.  Impact of Accounting Changes

Effective January 1, 1997, ONB adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for sales, securitization, and servicing of receivables, and other financial assets, secured borrowing and collateral transactions, and the extinguishment of liabilities. Certain other provisions of this statement are not effective until January 1, 1998.

The adoption of the above statement did not have a material impact on ONB's financial condition and its results of operations.

In February 1997, the Financial Accounting Standards Board issued
SFAS No. 128, "Earnings per Share" (EPS). This statement establishes standards for computing and presenting EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997. ONB doesn't expect the impact to be material to its EPS calculation.


PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of March 31, 1997, as compared to March 31, 1996 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996.

Financial Condition

ONB's total assets at March 31, 1997 were $5.409 billion, a 6.7% increase since March 1996 and a 0.8% increase since December 1996. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 6.8% over the prior year. During the past year, the mix of earning assets remained steady as loans grew 8.0% and money market investmnets and investment securities increased 4.1%. Since December 1996, earning assets increased slightly 1.1% with loans growing 0.3% and investment securities and money market investments increasing 3.0%.

At March 31, 1997, underperforming assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and forclosed properties) rose to $24.3 million from $20.9 million as of December 31, 1996. As of these dates, underperforming assets in total were 0.69% and 0.59%, respectively, of total loans and forclosed properties.


                   Past Due                                                           Total as %
                      90                                                            of Total Loans
                     Days     Nonaccrual   Restructured   Forclosed                 and Forclosed
                   Or More      Loans         Loans       Properties    Total $       Properties
March 31, 1997      $2,767     $14,410      $  801         $6,298       $24,276          0.69%
December 31,1996     2,945      12,501         746          4,703        20,895          0.59


As of March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $4.2 million with no related allowance and $58.9 million with $15.2 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the three months ended March 31, 1997, the average balance of impaired loans was $59.2 million and $1.1 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 1997, increased $70.8 million or 1.7% compared to March 1996 with growth in all deposit categories except savings. Other time increased $51.0 million and comprised the largest dollar increase. Since December 1996, total deposits decreased $60.0 million or 1.4% with the decline split between noninterest-bearing demand accounts and money market accounts. Seasonality and a strong stock market contributed to the first quarter deposit decrease.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $278.0 million since March 1996 to supplement deposit growth to help fund additional assets. Since December 1996, ONB's short-term borrowings increased $111.2 million and helped offset the decline in deposits.

Capital

Total shareholders' equity declined $6.3 million since March 1996 and has decreased $5.2 million since December 1996. During the first quarter of 1997, net unrealized gain on investment securities decreased $6.8 million as interest rates increased and the market value of ONB's investment portfolio declined. In addition ONB repurchased $10.6 million of common stock and paid a quarterly cash dividend of $0.23 per share.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                                           Minimum
                                                          Regulatory    March 31,    March 31,  December 31,
Risk Based Capital:                                         Ratios        1997         1996        1996
Tier 1 Capital to Total Avg Assets (Leverage Ratio)          3.00%        8.24%        8.71%       8.16%
Tier 1 Capital to Risk Adjusted Total Assets                 4.00        12.71        13.82       12.94
Total Capital to Risk Adjusted Total Assets                  8.00        14.84        16.08       14.97
Shareholders' Equity to Total Assets                         N/A          8.38         9.07        8.54


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

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allows ONB to generate strong net interest income while controlling and monitoring interest rate risk.

As of March 31, 1997, ONB's rate-sensitive assets were 84% of rate-sensitive liabilities in the 1-180 day maturity category and 92% in the 181-365 day category. These figures compared to 85% and 95% on December 31, 1996 and 89% and 105% on March 31, 1996. During 1996, the rate sensitivity was impacted by the increased lending in 1996 and changes with the deposit mix and maturities. These positions are within acceptable ranges as determined from time-to-time by management. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the three months ended March 31, 1997 was $16.1 million, a 9.4% increase over the same period in 1996. Primary net income per common share for the first quarter of 1997 was $0.60, compared to $0.53 for the first quarter of 1996, a 13.2% increase. ONB's return on average assets (ROA) for the first quarter of 1997 was 1.21%. This compared to 1.16% for the same period in 1996. The improvement in ROA is due to improved net interest income, and higher noninterest income.

Net Interest Income

Net interest income on a taxable equivalent basis for the first quarter of 1997 was 9.8% higher than the same period for the prior year. Higher levels of earning assets and improved yields resulted in the net interest income growth. The net interest margin was 4.51% in the first quarter of 1997 versus 4.33% in 1996's first quarter.

Provision for Loan Losses

The provision for loan losses was $3.8 million in the first quarter of 1997 compared to $2.0 million in the first quarter of 1996. ONB's net charge offs were 0.30% of average loans for the quarter versus 0.17% in the first quarter of 1996. The 1997 provision and net charge-offs are comparable to our results for the full year of 1996 and do not reflect a significant deterioration of the loan portfolio or the economies in the communities in which ONB serves. The rise in charge-offs was concentrated in the consumer area which has been seen throughout the banking industry. The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level so as to provide adequate
coverage for potential losses.   The allowance for loan losses to
end-of-period loans of 1.30% at March 31, 1997 compared to 1.25% at year-end in 1996 and 1.27% at March 31, 1996. The allowance for loan losses covers all underperforming assets by 1.89 times at March 31, 1997 compared to 2.10 times at December 31, 1996.

Noninterest Income

Total noninterest income increased 11.4% in the three months ended March 31, 1997 as compared to the same period in 1996. In both years security gains comprised an insignificant portion of noninterest income. All categories experienced increases over 1996. Trust fees increased 11.9%, service charges on deposit accounts grew 7.5%, loan servicing fees increased 9.7% and other income rose 19.4%. The growth in other income was mainly from increases in insurance commissions and investment product fees.

Noninterest Expense

Noninterest expense increased 6.5% in the first quarter of 1997 over the same period in 1996. Salaries and benefits, together the largest individual component of noninterest expense, increased 10.9% in the first quarter of 1997 compared to 1996. This increase arose primarily from the combination of a new subsidiary, Consumer Acceptance Corporation, which was formed in the second quarter of 1996 and accelerated incentive accruals in 1997 due to the stronger first quarter results. Most other categories of noninterest expense experienced relatively small changes between the years.


Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, increased slightly in the first quarter to 30.5% compared to 30.3% in 1996. The growth in earning assets has been primarily in taxable loans with tax exempt securities remaining level which has raised ONB's effective tax rate.


PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

At the April 17, 1997 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

Election of Directors - The following directors were elected for a term of one year.

                                   Vote Count
                        For        Against  Abstained  Unvoted

David L. Barning     19,750,904     95,272      --        --
Richard J. Bond      19,762,376     83,773      --        --
Alan W. Braun        19,741,191    109,368      --        --
John J. Daus, Jr.    19,755,586     94,457      --        --
Wayne A. Davidson    19,763,176     83,245      --        --
Larry E. Dunigan     19,743,123    103,718      --        --
David E. Eckerle     19,762,638     83,426      --        --
Thomas B. Florida    19,755,222     94,821      --        --
Phelps L. Lambert    19,762,403     84,608      --        --
Ronald B. Lankford   19,763,161     85,614      --        --
Lucien H. Meis       19,757,735     89,381      --        --
Louis L. Mervis      19,759,671     86,393      --        --
Dan W. Mitchell      19,761,129     91,635      --        --
John N. Royse        19,755,136     94,426      --        --
Marjorie Z. Soyugenc 19,757,522     89,416      --        --
Charles D. Storms    19,763,270     83,572      --        --

Selection of Independent Public Accountants - Arthur Andersen
LLP, Indianapolis, Indiana  Votes For - 19,709,028, Votes Against
- 44,914, Votes Abstained - 134,687, Unvoted - 0.

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

  (10)      Old National Bancorp Employees' Retirement Plan, as amended.

  (11)      Statement re computation of per share earnings.

  (27)      Financial Data Schedule


(b) ONB did not file a current report on Form 8-K during the quarter ended March 31, 1997.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OLD NATIONAL BANCORP
   (Registrant)


 By:s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer



Date: May 14, 1997

                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)


10      Old National Bancorp Employees' Retirement Plan, as amended.


11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule


