Form 10-Q
period 1997-06-30
OLD NATIONAL BANCORP /IN/
filed 1997-08-14
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 26.4 million shares outstanding at June 30, 1997.

                       OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements                               Page No.
        Consolidated Balance Sheet
          June 30, 1997 and 1996, and December 31, 1996. . . . 3


        Consolidated Statement of Income
          Three and six months ended June 30, 1997 and 1996. . 4


        Consolidated Statement of Cash Flows
          Six months ended June 30, 1997 and 1996. . . . . . . 5


        Notes to the Consolidated Financial Statements. . . . .6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .13


INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . .14

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                     June 30,    June 30,  December 31,
($ in thousands) (unaudited)                           1997        1996       1996
Assets
Cash and due from banks. . . . . . . . . .           $149,211   $148,896     $180,405
Money market investments . . . . . . . . .              3,918     13,064        6,698
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            136,187    175,875      154,524
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            966,627    783,318      856,263
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            452,773    450,516      462,378
 Other . . . . . . . . . . . . . . . . . .             42,447     46,163       41,484
                                                    ---------  ---------    ---------
   Total Investment Securities . . . . . .          1,598,034  1,455,872    1,514,649
                                                    ---------  ---------    ---------
Loans:
 Commercial. . . . . . . . . . . . . . . .            848,305    773,641      796,313
 Commercial Mortgage. . . . . . . . . . .             698,014    632,406      668,671
 Residential Mortgage. . . . . . . . . . .          1,340,959  1,243,044    1,303,283
 Consumer credit, net of unearned income .            743,289    724,865      755,033
 Financial . . . . . . . . . . . . . . . .              1,800        154          ---
                                                    ---------  ---------    ---------
   Total Loans . . . . . . . . . . . . . .          3,632,367  3,374,110    3,523,300
   Allowance for loan losses . . . . . . .            (47,082)   (42,939)     (44,053)
                                                    ---------  ---------    ---------
   Net Loans . . . . . . . . . . . . . . .          3,585,285  3,331,171    3,479,247
Other assets . . . . . . . . . . . . . . .            201,683    187,515      185,592
                                                    ---------  ---------    ---------
   Total Assets. . . . . . . . . . . . . .         $5,538,131 $5,136,518   $5,366,591
                                                    =========  =========    =========

Liabilities
Deposits:
 Noninterest bearing demand. . . . . . . .           $463,723   $460,568     $512,281
 Interest bearing:
   NOW accounts. . . . . . . . . . . . . .            442,740    485,426      449,486
   Savings accounts. . . . . . . . . . . .            470,981    445,424      480,303
   Money market accounts . . . . . . . . .            659,194    682,511      714,261
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .            318,544    260,417      257,988
   Other time. . . . . . . . . . . . . . .          1,877,979  1,795,405    1,853,705
                                                    ---------  ---------    ---------
   Total Deposits. . . . . . . . . . . . .          4,233,161  4,129,751    4,268,024
                                                    ---------  ---------    ---------

Short-term borrowings. . . . . . . . . . .            696,350    427,800      499,666
Subordinated debentures. . . . . . . . . .             30,474     30,570       30,564
Medium term notes. . . . . . . . . . . . .             44,000     44,000       44,000
Other liabilities. . . . . . . . . . . . .             68,398     56,440       65,811
                                                    ---------  ---------    ---------
 Total Liabilities . . . . . . . . . . . .          5,072,383  4,688,561    4,908,065
                                                    ---------  ---------    ---------
Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .             26,401     26,074       26,778
 Capital surplus . . . . . . . . . . . . .            252,354    237,930      265,584
 Retained earnings . . . . . . . . . . . .            178,377    188,897      158,284
 Net unrealized gain (loss) on investment
   securities. . . . . . . . . . . . . . .              8,616    (4,944)        7,880
                                                    ---------  ---------    ---------
 Total Shareholders' Equity. . . . . . . .            465,748    447,957      458,526
                                                    ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $5,538,131 $5,136,518   $5,366,591
                                                    =========  =========    =========

The accompanying notes are an integral part of this statement.



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                     Three Months Ended      Six Months Ended
($ in thousands except share             June 30,               June 30,
and per share data) (unaudited)       1997     1996          1997     1996
Interest income
Loans including fees:
 Taxable . . . . . . . . . . . . .   $80,457   $73,447    $158,134  $145,497
 Non-taxable . . . . . . . . . . .     1,073       924       2,043     1,822
Investment securities:
 Taxable . . . . . . . . . . . . .    18,900    15,861      36,802    31,277
 Non-taxable . . . . . . . . . . .     5,931     5,877      11,927    11,694
Federal funds sold and securities
 purchased under agreement to resell     123       588         226     2,130
Deposits with banks. . . . . . . .       119       182         224       411
                                     -------   -------     -------   -------
 Total Interest Income . . . . . .   106,603    96,879     209,356   192,831
                                     -------   -------     -------   -------

Interest Expense
Savings, daily interest checking and
 money market accounts . . . . . .    11,279    11,729      22,423    23,776
Certificates of deposit of $100,000
 and over. . . . . . . . . . . . .     4,031     3,873       7,807     7,769
Other time deposits. . . . . . . .    26,274    24,930      51,481    50,579
Federal funds purchased. . . . . .       927       301       1,921       522
Securities sold under agreements to
 repurchase. . . . . . . . . . . .     2,742     2,246       5,111     4,599
Other borrowings . . . . . . . . .     6,438     3,323      12,125     6,472
                                     -------   -------     -------   -------
 Total Interest Expense. . . . . .    51,691    46,402     100,868    93,717
                                     -------   -------     -------   -------
 Net Interest Income . . . . . . .    54,912    50,477     108,488    99,114
Provision for loan losses. . . . .     3,756     2,103       7,513     4,105
                                     -------   -------     -------   -------
 Net Interest Income After Provision
 For Loan Losses . . . . . . . . .    51,156    48,374     100,975    95,009
                                     -------   -------     -------   -------
Noninterest Income
Trust fees . . . . . . . . . . . .     2,752     2,462       5,553     4,965
Service charges on deposit accounts    4,056     3,886       7,978     7,535
Loan servicing fees. . . . . . . .     1,391     1,411       2,796     2,692
Securities gains (losses), net . .        (4)       (8)        (10)       47
Other income . . . . . . . . . . .     3,095     3,444       6,406     6,218
                                     -------   -------     -------   -------
 Total Noninterest Income. . . . .    11,290    11,195      22,723    21,457
                                     -------   -------     -------   -------
Noninterest Expense
Salaries and employee benefits . .    22,479    20,937      44,532    40,826
Occupancy expense. . . . . . . . .     2,296     2,286       4,678     4,602
Equipment expense. . . . . . . . .     3,183     2,910       6,222     5,668
Marketing expense. . . . . . . . .     1,416     1,314       2,712     2,556
FDIC insurance expense . . . . . .       178       276         328       563
Data processing expense. . . . . .     1,330     1,188       2,618     2,430
Supplies expense . . . . . . . . .     1,072     1,106       2,158     2,215
Communication and
  transportation expense . . . . .     1,659     1,701       3,398     3,282
Other expense. . . . . . . . . . .     5,494     5,742      10,615    11,159
                                     -------   -------     -------   -------
    Total Noninterest Expense. . .    39,107    37,460      77,261    73,301
                                     -------   -------     -------   -------
Income before income taxes . . . .    23,339    22,109      46,437    43,165
Provision for income taxes . . . .     7.067     6,839      14,107    13,223
                                     -------   -------     -------   -------
 Net Income. . . . . . . . . . . .   $16,272   $15,270     $32,330   $29,942
                                     =======   =======     =======   =======
Net Income Per Common Share
 Primary . . . . . . . . . . . . .   $  0.61   $  0.56     $  1.21   $  1.09
                                     =======   =======     =======   =======
 Fully Diluted . . . . . . . . . .   $  0.60   $  0.54     $  1.18   $  1.05
                                     =======   =======     =======   =======
Weighted average common
  shares outstanding:
 Primary . . . . . . . . . . . . .    26,549    27,515      26,649    27,682
                                     =======   =======     =======   =======
Fully Diluted. . . . . . . . . . .    27,980    28,951      28,081    29,118
                                     =======   =======     =======   =======

The accompanying notes are an integral part of this statement



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Six Months Ended
                                                          June 30,
($ in thousands) (unaudited)                           1997        1996
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . .   $ 32,330   $ 29,942
                                                     --------   --------
Adjustments to reconcile net income to
cash provided from operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . .      4,697      4,247
 Amortization of intangible assets . . . . . . . .        642        639
 Net premium amortization (discount accretion) on
   investment securities . . . . . . . . . . . . .        780      1,137
 Provision for loan losses . . . . . . . . . . . .      7,513      4,105
 (Gain) loss on sale of investment securities. . .         10        (47)
 Gain on sale of assets. . . . . . . . . . . . . .       (126)       (29)
 (Increase) decrease in interest receivable. . . .     (1,311)     1,085
 Increase in other assets. . . . . . . . . . . . .    (14,842)    (5,152)
 Increase in accrued expenses and
    other liabilities. . . . . . . . . . . . . . .      2,098      4,042
                                                     --------   --------
   Total adjustments . . . . . . . . . . . . . . .       (539)    10,027
                                                     --------   --------
 Net cash flows provided by operating activities .     31,791     39,969
                                                     --------   --------

Cash flows from investing activities:
Purchase of investment securities
  available for sale . . . . . . . . . . . . . . .   (243,057)  (239,670)
Proceeds from maturities and paydowns of
  investment securities available for sale . . . .    139,396    149,924
Proceeds from sales of investment securities
available for sale. .  . . . . . . . . . . . . . .     20,711     38,054
Net principal collected from (loans
  made to) customers:
  Commercial . . . . . . . . . . . . . . . . . . .    (53,488)   (22,209)
  Commercial real estate . . . . . . . . . . . . .    (29,343)   (58,577)
  Residential real estate. . . . . . . . . . . . .    (48,850)   (25,339)
  Consumer . . . . . . . . . . . . . . . . . . . .      7,116    (29,257)
Proceeds from sale of mortgage loans . . . . . . .     11,112     21,038
Proceeds from sale of premises and equipment . . .         45        403
Purchase of premises and equipment . . . . . . . .     (5,294)    (6,530)
                                                     --------   --------
 Net cash flows used in investing activities . . .   (201,652)  (172,163)
                                                     --------   --------

Cash flows from financing activities:
Net increase (decrease) in deposits and
  short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . .    (48,558)   (15,151)
 NOW accounts. . . . . . . . . . . . . . . . . . .     (6,746)   143,134
 Savings . . . . . . . . . . . . . . . . . . . . .     (9,322)   (17,743)
 Money market accounts . . . . . . . . . . . . . .    (55,067)  (120,550)
 Certificates of deposit of $100,000 and over. . .     60,556    (25,044)
 Other time deposits . . . . . . . . . . . . . . .     24,274    (17,977)
Short-term borrowings. . . . . . . . . . . . . . .    196,684    112,668
Payment of medium-term notes . . . . . . . . . . .       ---      (6,000)
Cash dividends paid. . . . . . . . . . . . . . . .    (11,924)   (11,230)
Common stock repurchased . . . . . . . . . . . . .    (18,223)   (21,173)
Common stock reissued, net of shares used to
convert subordinated debentures. . . . . . . . . .      4,213      3,243
                                                     --------   --------
 Net cash flows provided by financing activities .    135,887     24,177
                                                     --------   --------
Net decrease in cash and cash equivalents. . . . .    (33,974)  (108,017)
Cash and cash equivalents at beginning of period .    187,103    269,977
                                                     --------   --------
Cash and cash equivalents at end of period . . . .   $153,129   $161,960
                                                     ========   ========
 Total interest paid . . . . . . . . . . . . . . .   $ 98,804   $ 95,454
                                                     ========   ========
 Total taxes paid. . . . . . . . . . . . . . . . .   $ 14,061   $ 13,159
                                                     ========   ========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of June 30, 1997 and 1996 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.


2. Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 29, 1997 to shareholders of record on January 8, 1997. All share and per share data presented herein have been restated for the effects of this stock dividend.

3. Investments

The market value and amortized cost of investment securities as of June 30, 1997 are set forth below ($ in thousands):
                                            Market Value  Amortized Cost

Held-to-maturity, at amortized cost         $         --   $         --
Available-for-sale, at market value            1,598,034      1,583,675
                                             -----------    -----------
                                            $  1,598,034   $  1,583,675
                                             ===========    ===========

4. Borrowings

ONB has outstanding $30.5 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 46.875 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of June 30, 1997, 1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The notes may be issued with maturities ranging from nine months to thirty years and rates may be either fixed or variable. As of June 30, 1997, a total of $44 million of the notes were outstanding, with maturities ranging from one to six years and fixed interest rates ranging from 6.1% to 7.0%.

On June 18, 1997, ONB filed a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission (File

No.333-29433) with respect to ONB's offering from time to time of up to $150,000,000 aggregate initial offering price of its Medium-Term Notes Due Nine Months or More from Date of Issue (the "Notes"). The Registration Statement was declared effective by the Securities and Exchange Commission on July 23, 1997. Net proceeds from the Notes will be used for repayment of indebtedness, investments in and advances to subsidiaries of ONB, common stock repurchases by ONB and other general corporate purposes, including possible future acquisitions.

As of June 30, 1997, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of June 30, 1997, $75.0 million was outstanding under these lines bearing interest rates that averaged 6.12%.



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

PART I.  FINANCIAL INFORMATION
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of June 30, 1997, as compared to June 30, 1996 and December 31, 1996, and the results of operations for the three and six month periods ended June 30, 1997 and 1996.

Financial Condition

ONB's total assets at June 30, 1997 were $5.54 billion, a 7.8% increase over the prior year and a 3.2% increase from December 31, 1996. Earning assets, which consist primarily of money market investments, investment securities and loans, rose 8.1% over the prior year and a 3.8% increase since year-end. During the past year, the mix of earning assets has remained steady with loans growing 7.7% while investment securities and money market investments combined increased only 9.1%. Since year-end, loans increased 3.1% compared to a 5.3% increase in investment securities and money market investments. The continued loan growth reflects the generally healthy economies in our tri-state market areas.

At June 30, 1997, under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and forclosed properities) increased to $26.2 million from $20.9 million as of December 31, 1996. As of these dates, under-performing assets in total were 0.72% and 0.59%, respectively, of total loans and forclosed properities.


                Past Due                                                             Total as %
                   90                                                              of Total Loans
                  Days     Nonaccrual  Restructured    Foreclosed                   and Forclosed
                 Or More     Loans        Loans        Properties        Total        Properties
June 30, 1997       $4,815   $13,849      $ 389          $7,181        $26,234          0.72%
December 31, 1996    2,945    12,501        746           4,703         20,895          0.59


As of June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $6.0 million with no related allowance and $47.1 million with $12.2 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the six months ended June 30, 1997, the average balance of impaired loans was $57.2 million and $1.7 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry. A concentration generally exists when more than 10% of total loans outstanding are to borrowers of the same industry. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 1997, grew $103.4 million or 2.5% from June 30,

1996 and decreased $34.9 million or 0.8% since year-end. Seasonality and a strong stock market contributed to the decrease since year-end.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $268.6 million since June 1996 and $196.7 million since December 1996. This increase helped fund additional assets and offset the decline in deposits since year-end.

Capital

Total shareholders' equity increased by $17.8 million since June 1996 and $7.2 million since December 1996.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                Minimum
                              Regulatory June 30, June 30, December 31,
                                Ratios     1997     1996      1996
Risk Based Capital:
 Tier 1 Capital to Total Assets   3.00%    8.18%    8.64%     8.16%
  (Leverage Ratio)
 Tier 1 Capital to Risk Adjusted  4.00%   12.46%   13.38%    12.94%
   Total Assets
 Total Capital to Risk Adjusted   8.00%   14.56%   15.45%    14.97%
   Total Assets
Shareholders' Equity to            N/A     8.41%    8.72%     8.54%
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

As of June 30, 1997, ONB's rate-sensitive assets were 79% of rate-sensitive liabilities in the 1-180 day maturity category and 89% in the 181-365 day category. These figures compared to 85% and 89% on December 31, 1996 and 81% and 94% on June 30, 1996. These positions are within acceptable ranges as determined from time-to-time by management. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the six months ended June 30, 1997 was $32.3 million, an 8.0% increase from the same period 1996. Net income for the second quarter of 1997 was up 6.6% over 1996. Primary net income per common share for the second quarter of 1997 and for the six months ended June 30, 1997 were $0.61 and $1.21, respectively.

The company's return on average assets (ROA) for the second quarter of 1997 was 1.20%. This was equal to the same period in 1996. Year-to-date ROA percentages were 1.20% in 1997 compared to 1.18% for 1996. Return on average equity (ROE) for the quarter and the first six months of 1997 were 14.37% and 14.32%, respectively, excluding unrealized security gains(losses). These compare favorably to 1996 ROE results of 13.57% and 13.25% for similar periods. Growth in net interest income generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1997 was $115,346 a 9.0% increase over 1996. Net interest income for the second quarter of 1997 was $58,342 compared to $53,925 in 1996, an 8.2% increase over the prior year. The net interest margin for the second quarter was 4.52% and 4.48% for 1997 and 1996, respectively. The year-to-date net interest margin percentage in 1997 was 4.51% compared to 4.41% in 1996. Increases in earning assets contributed to the improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $3.8 million in the second quarter of 1997 compared to $2.1 million in the second quarter of 1996. Year-to-date, the provision for loan losses of $7.5 million compares to $4.1 million in 1996. ONB's net charge-offs were 0.36% of average loans for the current quarter, compared to 0.14% in the second quarter of 1996. For the first six months, net charge-offs were 0.33% in 1997 compared to 0.15% in 1996. The provision and net charge-off levels in the first half of 1996 were low. Levels in 1997 are comparable with the second half of 1996.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.30% at June 30, 1997 compares to 1.27% in 1996. The allowance for loan losses covers all under-performing loans by 2.5 times at June 30, 1997 compared to 2.7 times at December 31, 1996.

Noninterest Income

Excluding securities gains (losses), noninterest income increased slightly in the three months ended June 30, 1997 as compared to the same period in 1996. For the first six months, this increase was 6.2%. Both increases were fueled by an increase in trust fees which were up 11.8% for both second quarter and the first six months and service charges which increased 4.4% and 5.9% for the quarter and six months ended. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 4.4% in the second quarter of 1997 compared to 1996. For the first six months noninterest expense increased 5.4% from 1996. Salaries and benefits, together the largest individual component of noninterest expense, increased 7.4% in the second quarter of 1997 compared to 1996. For the first six months, this percentage increased 9.1%. This increase arose primarily from the combination of a new subsidiary, Consumer Acceptance Corporation, which was formed in the second quarter of 1996 and accelerated incentive accruals in 1997 due to the stronger results during the first six months. Communications expense exceeded prior year due to the installation of a wide-area network (WAN). Equipment expense was up 9.4% quarter-to-quarter and 9.8% year-to-year. Additional depreciation has resulted from updating computer systems during installation of the WAN. Other expense decreased 4.3% over the second quarter of 1996 and 4.9% over 1996 year-to-date. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, decreased in the second quarter to 30.3% compared to 30.9% in 1996. For the first six months, this percentage was 30.4% for 1997 and 30.6% in 1996.

PART II
OTHER INFORMATION


ITEM 1.  Legal Proceedings

NONE


ITEM 2.  Changes in Securities

NONE

ITEM 3.  Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits as required by Item 601 of Regulation S-K.

    (10) Employees' Savings and Profit Sharing Plan of Old National Bancorp, as amended.

    (11)  Statement re computation of per share earnings.

    (27)  Financial Data Schedule

(b) ONB did not file a current report on Form 8-K during the quarter ended June 30, 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By: s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer

Date: August 14, 1997

                         INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)


10 Employees' Savings and Profit Sharing Plan of Old National Bancorp, as amended.

11      Statement re Computation of Per Share Earnings


27      Financial Data Schedule


