Form 10-Q
period 1997-09-30
OLD NATIONAL BANCORP /IN/
filed 1997-11-14
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 26.2 million shares outstanding at September 30, 1997.



                       OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.  FINANCIAL INFORMATION


Item 1.Financial Statements                                      Page No.
       Consolidated Balance Sheet
        September 30, 1997 and 1996, and December 31, 1996 . . . . .  3


       Consolidated Statement of Income
        Three and nine months ended September 30, 1997 and 1996. . .  4


       Consolidated Statement of Cash Flows
        Nine months ended September 30, 1997 and 1996. . . . . . . .  5


       Notes to the Consolidated Financial Statements. . . . . . . .  6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . .  8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . 14

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                Sept.30,    Sept.30,  December 31,
($ in thousands) (unaudited)                      1997        1996       1996
Assets
Cash and due from banks. . . . . . . . . .      $136,850   $167,549     $180,405
Money market investments . . . . . . . . .         3,003     22,875        6,698
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .       128,069    163,516      154,524
 U.S. Government agencies
   and corporations. . . . . . . . . . . .       982,267    772,561      856,263
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .       450,562    453,524      462,378
 Other . . . . . . . . . . . . . . . . . .        42,663     49,215       41,484
                                               ---------  ---------    ---------
   Total Investment Securities . . . . . .     1,603,561  1,438,816    1,514,649
                                               ---------  ---------    ---------
Loans:
 Commercial. . . . . . . . . . . . . . . .       858,489    791,207      796,313
 Commercial Mortgage  . . . . . .. . . . .       727,715    644,225      668,671
 Residential Mortgage. . . . . . . . . . .     1,379,645  1,284,461    1,303,283
 Consumer credit, net of unearned
   income. . . . . . . . . . . . . . . . .       752,458    744,987      755,033
                                               ---------  ---------    ---------
   Total Loans . . . . . . . . . . . . . .     3,718,307  3,464,880    3,523,300
   Allowance for loan losses . . . . . . .      (47,656)    (43,691)     (44,053)
                                               ---------  ---------    ---------
   Net Loans . . . . . . . . . . . . . . .     3,670,651  3,421,189    3,479,247
Other assets . . . . . . . . . . . . . . .       200,513    190,811      185,592
                                               ---------  ---------    ---------
   Total Assets. . . . . . . . . . . . . .    $5,614,578 $5,241,240   $5,366,591
                                               =========  =========    =========

Liabilities
Deposits:
 Noninterest bearing demand. . . . . . . .      $463,076   $474,035     $512,281
 Interest bearing:
   NOW accounts. . . . . . . . . . . . . .       419,870    417,558      449,486
   Savings accounts. . . . . . . . . . . .       462,565    481,839      480,303
   Money market accounts . . . . . . . . .       658,256    662,649      714,261
   Certificates of deposit of
   $100,000 and over . . . . . . . . . . .       364,007    280,216      257,988
   Other time. . . . . . . . . . . . . . .     1,895,907  1,816,718    1,853,705
                                               ---------  ---------    ---------
   Total Deposits. . . . . . . . . . . . .     4,263,681  4,133,015    4,268,024
                                               ---------  ---------    ---------

Short-term borrowings. . . . . . . . . . .       678,943    517,324      499,666
Subordinated debentures. . . . . . . . . .        30,427     30,564       30,564
Medium term notes. . . . . . . . . . . . .        93,300     44,000       44,000
Other liabilities. . . . . . . . . . . . .        78,583     60,290       65,811
                                               ---------  ---------    ---------
 Total Liabilities . . . . . . . . . . . .     5,144,934  4,785,193    4,908,065
                                               ---------  ---------    ---------
Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .        26,169     25,926       26,778
 Capital surplus . . . . . . . . . . . . .       242,941    231,325      265,584
 Retained earnings . . . . . . . . . . . .       187,213    198,787      158,284
 Net unrealized gain (loss) on investment
   securities. . . . . . . . . . . . . . .        13,321          9        7,880
                                               ---------  ---------    ---------
 Total Shareholders' Equity. . . . . . . .       469,644    456,047      458,526
                                               ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .    $5,614,578 $5,241,240   $5,366,591
                                               =========  =========    =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                    Three Months Ended      Nine Months Ended
($ in thousands except share           September 30,         September 30,
and per share data) (unaudited)        1997     1996         1997      1996
Interest income
Loans including fees:
 Taxable . . . . . . . . . . . . .   $83,514   $76,528    $241,648   $222,024
 Non-taxable . . . . . . . . . . .     1,058     1,013       3,102      2,835
Investment securities:
 Taxable . . . . . . . . . . . . .    19,515    16,246      56,317     47,523
 Non-taxable . . . . . . . . . . .     5,814     6,013      17,740     17,708
Federal funds sold and securities
 purchased under agreement to
 resell. . . . . . . . . . . . . .        83       100         310      2,230
Deposits with banks. . . . . . . .        99       103         320        512
                                     -------   -------     -------    -------
 Total Interest Income . . . . . .   110,083   100,003     319,437    292,832
                                     -------   -------     -------    -------
Interest Expense
Savings, daily interest checking
 and money market accounts . . . .    11,408    11,344      33,831     35,120
Certificates of deposit of
 $100,000 and over . . . . . . . .     4,837     3,345      12,644     11,115
Other time deposits. . . . . . . .    26,799    25,682      78,280     76,260
Federal funds purchased. . . . . .     1,079       988       2,999      1,510
Securities sold under agreements
 to repurchase . . . . . . . . . .     2,730     2,424       7,841      7,023
Other borrowings . . . . . . . . .     7,600     4,083      19,725     10,555
                                     -------   -------     -------    -------
 Total Interest Expense. . . . . .    54,453    47,866     155,320    141,583
                                     -------   -------     -------    -------
 Net Interest Income . . . . . . .    55,630    52,137     164,117    151,249
Provision for loan losses. . . . .     5,901     3,229      13,414      7,334
                                     -------   -------     -------    -------
 Net Interest Income After Provision
 For Loan Losses . . . . . . . . .    49,729    48,908     150,703    143,915
                                     -------   -------     -------    -------
Noninterest Income
Trust fees . . . . . . . . . . . .     2,765     2,496       8,318      7,461
Service charges on deposit
 accounts. . . . . . . . . . . . .     4,138     3,991      12,116     11,526
Loan servicing fees. . . . . . . .     1,428     1,419       4,224      4,111
Securities gains (losses), net . .        (2)        2         (12)        49
Other income . . . . . . . . . . .     3,388     3,206       9,794      9,424
                                     -------   -------     -------    -------
 Total Noninterest Income. . . . .    11,717    11,114      34,440     32,571
                                     -------   -------     -------    -------
Noninterest Expense
Salaries and employee benefits . .    21,985    21,375      66,518     62,201
Occupancy expense. . . . . . . . .     2,384     2,394       7,062      6,996
Equipment expense. . . . . . . . .     2,951     2,820       9,173      8,489
Marketing expense. . . . . . . . .     1,330     1,392       4,042      3,948
FDIC insurance expense . . . . . .       175     2,416         503      2,979
Data processing expense. . . . . .     1,342     1,323       3,960      3,753
Supplies expense   . . . . . . . .       987     1,056       3,145      3,271
Communication and transportation
  expense. . . . . . . . . . . . .     1,737     1,769       5,136      5,051
Other expense. . . . . . . . . . .     5,552     4,492      16,165     15,650
                                     -------   -------     -------    -------
Total Noninterest Expense. . . . .    38,443    39,037     115,704    112,338
                                     -------   -------     -------    -------
Income before income taxes . . . .    23,003    20,985      69,439     64,148
Provision for income taxes . . . .     6,323     6,202      20,429     19,423
                                     -------   -------     -------    -------
 Net Income. . . . . . . . . . . .   $16,680   $14,783     $49,010    $44,725
                                     =======   =======     =======    =======
Net Income Per Common Share
 Primary . . . . . . . . . . . . .   $  0.63   $  0.54     $  1.84    $  1.63
                                     =======   =======     =======    =======
 Fully Diluted . . . . . . . . . .   $  0.61   $  0.53     $  1.79    $  1.58
                                     =======   =======     =======    =======
Weighted average common shares
 outstanding:
 Primary . . . . . . . . . . . . .    26,346    27,316      26,548     27,559
                                     =======   =======     =======    =======
 Fully Diluted . . . . . . . . . .    27,773    28,749      27,977     28,994
                                     =======   =======     =======    =======
Dividends Per Common Share . . . .   $  0.23   $  0.22     $  0.69    $  0.66
                                     =======   =======     =======    =======

The accompanying notes are an integral part of this statement

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Nine Months Ended
                                                        September 30,
($ in thousands) (unaudited)                           1997       1996
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . $ 49,010   $ 44,725
                                                      -------    -------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . . .    7,089      6,348
 Amortization of intangible assets . . . . . . . . .      973        834
 Net premium amortization (discount accretion) on
   investment securities . . . . . . . . . . . . . .    1,174     (1,701)
 Provision for loan losses . . . . . . . . . . . . .   13,414      7,334
 (Gain) loss on sale of investment securities. . . .       12        (49)
 Gain on sale of assets. . . . . . . . . . . . . . .     (236)      (175)
 Increase in interest receivable . . . . . . . . . .   (5,525)    (1,762)
 Increase in other assets. . . . . . . . . . . . . .  (10,620)    (4,674)
 Increase in accrued expenses and
    other liabilities. . . . . . . . . . . . . . . .    9,163      4,596
                                                      -------    -------
   Total adjustments . . . . . . . . . . . . . . . .   15,444     10,751
                                                      -------    -------
 Net cash flows provided by operating activities . .   64,454     55,476
                                                      -------    -------

Cash flows from investing activities:
Purchase of investment securities available for sale (321,576)  (275,448)
Proceeds from maturities and paydowns of investment
 securities available for sale . . . . . . . . . . .  216,247    232,905
Proceeds from sales of investment securities available
 for sale. . . . . . . . . . . . . . . . . . . . . .   24,281     18,996
Net principal collected from (loans made to) customers:
  Commercial . . . . . . . . . . . . . . . . . . . .  (63,123)   (41,141)
 Commercial real estate. . . . . . . . . . . . . . .  (59,044)   (70,396)
  Residential real estate. . . . . . . . . . . . . . (102,511)   (82,159)
  Consumer . . . . . . . . . . . . . . . . . . . . .    4,800    (50,182)
Proceeds from sale of mortgage loans . . . . . . . .   15,199     36,457
Proceeds from sale of premises and equipment . . . .      571        527
Purchase of premises and equipment . . . . . . . . .   (7,312)    (9,901)
                                                      -------    -------
 Net cash flows used in investing activities . . . . (292,468)  (240,342)
                                                      -------    -------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . . .  (49,205)    (1,684)
 NOW accounts. . . . . . . . . . . . . . . . . . . .  (29,616)    75,266
 Savings . . . . . . . . . . . . . . . . . . . . . .  (17,738)    18,672
 Money market accounts . . . . . . . . . . . . . . .  (56,005)  (140,412)
 Certificates of deposit of $100,000 and over. . . .  106,019     (5,245)
 Other time deposits . . . . . . . . . . . . . . . .   42,202      3,336
 Short-term borrowings . . . . . . . . . . . . . . .  179,277    202,192
Issuance of medium-term notes. . . . . . . . . . . .   49,300        ---
Payment of medium-term notes . . . . . . . . . . . .      ---     (6,000)
Cash dividends paid. . . . . . . . . . . . . . . . .  (16,898)   (16,115)
Common stock repurchased . . . . . . . . . . . . . .  (32,059)   (27,527)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . . . . . . .    5,487      2,830
                                                      -------    -------
 Net cash flows provided by financing activities . .  180,764    105,313
                                                      -------    -------
Net decrease in cash and cash equivalents. . . . . .  (47,250)   (79,553)
Cash and cash equivalents at beginning of period . .  187,103    269,977
                                                      -------    -------
Cash and cash equivalents at end of period . . . . . $139,853   $190,424
                                                      =======    =======
 Total interest paid . . . . . . . . . . . . . . . . $150,065   $143,398
                                                      =======    =======
 Total taxes paid. . . . . . . . . . . . . . . . . . $ 18,217   $ 20,212
                                                      =======    =======

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of September 30, 1997 and 1996 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.


2. Net Income Per Common Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 29, 1997 to shareholders of record on January 8, 1997. All share and per share data presented herein have been restated for the effects of this stock dividend.

3. Investments

The market value and amortized cost of investment securities as of September 30, 1997 are set forth below ($ in thousands):

                                            Market Value  Amortized Cost

Held-to-maturity, at amortized cost         $         --   $         --
Available-for-sale, at market value            1,603,561      1,581,361
                                            ------------   ------------
                                            $  1,603,561   $  1,581,361
                                            ============   ============

4. Borrowings

ONB has outstanding $30.4 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 46.875 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of September 30, 1997, 1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of September 30, 1997, a total of $44 million of the notes were outstanding, with maturities ranging from one to six years and fixed interest rates ranging from 6.1% to 7.0%.


ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of September 30, 1997, a total of $49.3 million of the notes were outstanding, with maturities ranging from five to ten years and fixed interest rates from 6.4% to 7.0%.

As of September 30, 1997, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of September 30, 1997, $25.4 million was outstanding under these lines bearing interest rates that averaged 6.24%.

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

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share" (EPS). This statement establishes standards for computing and presenting EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997. ONB doesn't expect the impact to be material to its EPS calculation.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The FASB also issued SFAS No. 131, " Disclosures about segments of an Enterprise and Related Information" which establishes standards for reporting information on operating segments. These statements are effective for fiscal years beginning after December 15, 1997. ONB doesn't expect the impact of these statements to be material to its disclosures.



PART I.  FINANCIAL INFORMATION
ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of September 30, 1997, as compared to September 30, 1996 and December 31, 1996, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996.

Financial Condition

ONB's total assets at September 30, 1997 were $5.61 billion, a 7.1% increase over the prior year and a 4.6% increase from December 31, 1996. Earning assets, which consist primarily of money market investments, investment securities and loans, rose 8.1% over the prior year and a 5.6% increase since year-end. During the past year, the mix of earning assets has remained steady with loans growing 7.3% while investment securities and money market investments combined increased 9.9%. Since year-end, loans increased 5.5% compared to a 5.6% increase in investment securities and money market investments. The continued loan growth reflects the generally healthy economies in our tri-state market areas.

At September 30, 1997, total risk assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) totaled $26.8 million, which compares to $22.3 million as of December 31, 1996. As of these dates, risk assets in total were 0.72% and 0.63%, respectively, of total loans and foreclosed properties. The majority of this increase in the 90 day and over category was consumer loans from ONB's consumer finance company which is in its first full year of operation.

                                  September 30,     December 31,
                                      1997               1996
Nonaccrual loans                     $11,398           $12,501
Restructured loans                       353               746
Foreclosed Properties                  6,634             4,703
                                     -------           -------
  Total Non-Performing Assets         18,385            17,950
Past Due 90 Days or more               8,434             4,325
                                     -------           -------
  Total Risk Assets                  $26,819           $22,275
                                     =======           =======
Risk assets as a % of Total
 loans and Foreclosed Properties       0.72%              0.63%
                                       ====               ====

As of September 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $4.0 million with no related allowance and $43.1 million with $11.2 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.



For the nine months ended September 30, 1997, the average balance of impaired loans was $54.7 million and $2.4 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry. A concentration generally exists when more than 10% of total loans outstanding are to borrowers of the same industry. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 1997, grew $130.7 million or 3.2% from September 30, 1996 and decreased $4.3 million or 0.1% since year-end.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $161.6 million since September 1996 and $179.3 million since December 1996. This increase helped fund asset growth and offset the decline in deposits since year-end.

Capital

Total shareholders' equity increased by $13.6 million since September 1996 and $11.1 million since December 1996.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                     Minimum
                                    Regulatory September 30,  September 30,  December 31,
                                      Ratios       1997           1996          1996
Risk Based Capital:
 Tier 1 Capital to Total Assets        3.00%       7.99%         8.60%          8.16%
  (Leverage Ratio)
 Tier 1 Capital to Risk Adjusted       4.00%      12.20%        13.21%         12.94%
   Total Assets
 Total Capital to Risk Adjusted        8.00%      14.26%        15.31%         14.97%
   Total Assets
Shareholders' Equity to                 N/A        8.36%         8.70%          8.54%
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

As of September 30, 1997, ONB's rate-sensitive assets were 78% of rate-sensitive liabilities in the 1-180 day maturity category and 87% in the 181-365 day category. These figures compared to 85% and 89% on December 31, 1996 and 75% and 90% on September 30, 1996. These positions are within acceptable ranges as determined from time-to-time by management. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the nine months ended September 30, 1997 was $49.0 million, a 9.6% increase from the same period 1996. Net income for the third quarter of 1997 was up 12.8% over 1996. Primary net income per common share for the third quarter of 1997 and for the nine months ended September 30, 1997 were $0.63 and $1.84, respectively.

The company's return on average assets (ROA) for the third quarter of 1997 was 1.20%. This was an increase over the 1.15% for the same period in 1996. Year-to-date ROA percentages were 1.20% in 1997 compared to 1.17% for 1996. Return on average equity (ROE) for the quarter and the first nine months of 1997 were 14.70% and 14.45%, respectively, excluding unrealized security gains(losses). These compare favorably to 1996 ROE results of 12.97% and 13.16% for similar periods. Growth in net interest income generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1997 was $174,351 a 8.0% increase over 1996. Net interest income for the third quarter of 1997 was $59,005 compared to $55,600 in 1996, an 6.1% increase over the prior year. The net interest margin for the third quarter was 4.47% and 4.56% for 1997 and 1996, respectively. The year-to-date net interest margin percentage in 1997 was 4.50% compared to 4.46% in 1996. Year-to-date increases in earning assets contributed to the improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $5.9 million in the third quarter of 1997 compared to $3.2 million in the third quarter of 1996. Year-to-date, the provision for loan losses of $13.4 million compares to $7.3 million in 1996. ONB's net charge-offs were 0.67% of average loans for the current quarter, compared to 0.45% in the third quarter of 1996. For the first nine months, net charge-offs as a percent to average loans were 0.45% in 1997 compared to 0.25% in 1996. While ONB's banks have increased their provision in 1997, the consumer finance company is in its first full year of operation and it has experienced chargeoff and provision levels higher than the company's traditional banking operations.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.28% at September 30, 1997 compares to 1.26% in 1996. The allowance for loan losses covers all under-performing loans by 2.4 times at September 30, 1997 compared to 2.7 times at December 31, 1996.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 5.5% in the three months ended September 30, 1997 as compared to the same period in 1996. For the first nine months, this increase was 5.9%. Both increases were fueled by an increase in trust fees which were up 10.8% for the third quarter and 11.5% the first nine months and service charges which increased 3.7% and 5.1% for the quarter and nine months ended. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense decreased 1.5% in the third quarter of 1997 compared to 1996. For the first nine months noninterest expense increased 3.0% from 1996. Salaries and benefits, together the largest individual component of noninterest expense, increased 2.9% in the third quarter of 1997 compared to 1996. For the first nine months, this percentage increased 6.9%. This increase arose primarily from the combination of a new subsidiary, Consumer Acceptance Corporation, which was formed in the second quarter of 1996 and accelerated incentive accruals in 1997 due to the stronger results during the first nine months. Equipment expense was up 4.6% quarter-to-quarter and 8.1% year-to-year. Additional depreciation has resulted from updating computer systems during installation of a wide-area-network (WAN). The FDIC insurance expense on deposits dropped significantly from 1996 to 1997 for the quarter and year-to-date. During the third quarter in 1996, the FDIC charged a one-time recapitalization premium for SAIF-insured deposits. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, decreased in the third quarter to 27.5% compared to 29.6% in 1996. For the first nine months, this percentage was 29.4% for 1997 and 30.3% in 1996.


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

    (27) Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended September 30, 1997.

    Filed 8-K on 8/11/97, distribution agreement with Smith Barney, Inc.

    Filed 8-K/A on 8/15/97, amendment of distribution agreement with Smith
       Barney, Inc.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By: s/s Steve H. Parker
        Steve H. Parker
        Senior Vice President
        Chief Financial Officer

Date: November 14, 1997


                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)


11      Statement re Computation of Per Share Earnings

27      Financial Data Schedule



