Form 10-K405
period 1997-12-31
OLD NATIONAL BANCORP /IN/
filed 1998-03-31
CIK 707179

UNITED STATES
                    SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

    [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The aggregate market value (average bid price) of the Registrant's voting common stock held by non-affiliates of the Registrant as of February 28, 1998 was approximately $1,278 million. The total number of shares of Registrant's common stock outstanding as of that date was 27,341,736.

                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's annual report to shareholders for the year ended December 31, 1997 is incorporated by reference into Part II of this Form 10-K.

     The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1998 is incorporated by reference into Part III of this Form 10-K.



                         OLD NATIONAL BANCORP
                   1997 ANNUAL REPORT ON FORM 10-K
                          Table of Contents
PART I.                                                               PAGE
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . 3

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

Item 13.  Certain Relationships and Related Transactions . . . . . . .10

PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .15


                      OLD NATIONAL BANCORP
                1997 ANNUAL REPORT ON FORM 10-K


                             PART I
Item 1.  BUSINESS

  Old National Bancorp (the "Registrant") is a multibank holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. As a bank holding company, the Registrant engages in banking and related activities authorized under the federal Bank Holding Company Act of 1956, as amended. Through its nonbank affiliates, the Registrant provides services incidental to the business of banking. Since its formation, the Registrant has acquired seventeen banks and two thrifts located in Indiana; six banks located in Kentucky; and ten banks and one thrift located in Illinois.

Banking Affiliates

As of December 31, 1997, the Registrant's affiliate banks operated 112 banking offices throughout Indiana, Illinois, and Kentucky. The following chart lists the affiliate banks by state:


          Indiana                                    Kentucky                       Illinois
------------------------------            ----------------------------   ------------------------
Old National Bank (Evansville)             First State Bank(Greenville)  First National Bank
Bank of Western Indiana (Covington)        City National Bank (Fulton)   (Harrisburg)
First Citizens Bank &                      Farmers Bank & Trust Co.      Peoples National Bank
  Trust Company (Greencastle)              (Madisonville)                (Lawrenceville)
Merchants National Bank (Terre Haute)      Morganfield National Bank     Security Bank & Trust Co.
Security Bank & Trust Co. (Vincennes)      Farmers Bank & Trust Co.         (Mt. Carmel)
United Southwest Bank (Washington)         (Henderson)                   Palmer-American National Bank
Dubois County Bank (Jasper)                                              (Danville)
Orange County Bank (Paoli)                                               First National Bank (Oblong)
Citizens National Bank (Tell City)                                       The National Bank of Carmi
Workingmens/ONB Bank (Bloomington)



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


Nonbank Affiliates

Old National Service Corporation provides data processing services primarily to our affiliates. Indiana Old National Insurance Company reinsures credit life, accident and health insurance. Fiduciary and trust services are offered through three trust companies in Indiana, Kentucky and Illinois. Old National Realty owns certain properties in Evansville, IN, leased by affiliates. Consumer Acceptance Corporation operates consumer finance offices primarily in Indiana. Various subsidiaries of affiliate banks sell insurance products including property and casualty, life and disability.

Supervision and Regulation

  The Registrant is registered as a bank holding company and is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act").
The Federal Reserve had issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

  The BHC Act requires the prior approval of the Federal
Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts the Registrant's nonbanking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

  Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. All of the Registrant's affiliate banks exceeded the risk-based capital guidelines of the FDIC and OCC as of December 31, 1997. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 1997 see the information incorporated by reference in Part II,
Item 7.

  The Federal Reserve and FDIC have issued regulations requiring that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure.

  The regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. The regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

  The Registrant's affiliate banks are subject to the provisions of the National Bank Act or the banking laws of their respective states and are supervised, regulated and examined by the OCC or the respective state banking agency, and are subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.

  A substantial portion of the Registrant's cash revenue is derived from dividends paid to it by its affiliate banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 12.

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

  Branching by the Registrant's affiliate banks in Indiana, Kentucky and Illinois is subject to the jurisdiction, and requires the prior approval of, the bank's primary federal regulatory authority and, if the branching bank is a state bank, of the respective state's banking agency.

  The Registrant and its affiliate banks are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

  FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliated banks. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicity traded shares and such other standards as the agency deems appropriate.

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

  The Riegle-Neal Community Development and Regulatory Improvement Act of 1994 ("Act") contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering and flood insurance. The applicable federal supervisory agencies continues to promulgate regulations implementing the Act which apply to Registrant's affiliate banks.

  The Riegle-Neal Interstate Banking and Branching Efficiency
Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

  Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem has been issued by the Federal Institutions Examination Council, whose members include the FDIC and the Federal Reserve Board. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

  The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is the management of internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers.

  Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires.

  The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

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

The Registrant's affiliate banks conduct business primarily from facilities owned by the respective affiliate banks. Of the 112 banking offices operated by the Registrant's affiliate banks, 90 are owned by the respective banks and 22 are leased from non-affiliated third parties.

Old National Realty Company, Inc., a wholly-owned non-banking subsidiary of the Registrant, owns certain real properties in downtown Evansville, Indiana, which generally are incidental to Registrant's banking operations. It does not engage in real estate brokerage services.



Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 1997.

                            PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Page 53 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 is expressly incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Page 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 is expressly incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pages 13 through 29 of the Registrant's Annual Report to
Shareholders for the year ended December 31, 1997 are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 30 through 47 of the Registrant's Annual Report to
Shareholders for the year ended December 31, 1997 are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is omitted from this report pursuant to General
Instruction G.(1) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General
Instruction G.(1) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

This information is omitted from this report pursuant to General
Instruction G.(1) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is omitted from this report pursuant to General
Instruction G.(1) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1997.

                            PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)    Financial Statements:

   Report of Independent Public Accountants
   Consolidated Balance Sheet - December 31, 1997 and 1996
   Consolidated Statement of Income -
       Years Ended December 31, 1997, 1996 and 1995
   Consolidated Statement of Changes in Shareholders' Equity -
       Years Ended December 31, 1997, 1996 and 1995
   Consolidated Statement of Cash Flows -
       Years Ended December 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.


(c) Exhibits - The following exhibits are filed herewith:

   Exhibit 10 - Material Contracts
   Exhibit 11 - Statement re Computation of Per Share Earnings
   Exhibit 13 - Portions of Annual Report to Shareholders for the
                  year ended December 31, 1997
   Exhibit 21 - Subsidiaries of the Registrant
   Exhibit 23 - Consent of Independent Public Accountants
   Exhibit 27 - Financial Data Schedule

(d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OLD NATIONAL BANCORP

                              By:s/s Ronald B. Lankford
                              Ronald B. Lankford, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              By:
                                   David L. Barning, Director    Date


                              By:
                                    Richard J. Bond, Director    Date


                              By:s/s Alan W. Braun               3/25/98
                                      Alan W. Braun, Director    Date


                              By:s/s Wayne A. Davidson           3/25/98
                                  Wayne A. Davidson, Director    Date


                              By:s/s Larry E. Dunigan            3/25/98
                                  Larry E. Dunigan, Director     Date


                              By:s/s David E. Eckerle            3/25/98
                                   David E. Eckerle, Director    Date


                              By:s/s Thomas B. Florida           3/25/98
                                  Thomas B. Florida, Director    Date


                              By:s/s Phelps L. Lambert           3/25/98
                                  Phelps L. Lambert, Director    Date


                              By:s/s Ronald B. Lankford          3/25/98
                                          Ronald B. Lankford,    Date
                                       President and Director
                                    (Chief Operating Officer)


                              By:s/s Lucien H. Meis              3/25/98
                                     Lucien H. Meis, Director    Date


                              By:
                                    Louis L. Mervis, Director    Date


                              By:
                                 Lawrence D. Prybil, Director    Date


                              By:s/s James A. Risinger           3/25/98
                                  James A. Risinger, Chairman    Date
                                    of the Board of Directors
                                    (Chief Executive Officer)


                              By:s/s John N. Royse               3/25/98
                                      John N. Royse, Director    Date


                              By:s/s Marjorie Soyugenc           3/25/98
                                 Marjorie Soyugenc, Director     Date


                              By:
                                 Charles D. Storms, Director     Date


                              By:s/s Steve H. Parker             3/27/98
                                            Steve H. Parker,     Date
                                        Senior Vice President
                                    (Chief Financial Officer)


                              By:s/s Ronald W. Seib              3/25/98
                                             Ronald W. Seib,     Date
                                              Vice President-
                                         Corporate Controller
                               (Principal Accounting Officer)


                            INDEX OF EXHIBITS



  Regulation S-K
     Reference
    (Item 601)

   3(i) Articles of Incorporation of the Registrant
        (incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form S-4, File
        No. 333-09967, dated August 12, 1996)

    3(ii) By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Registration Statement on Form S-4, File No. 33-80670, dated June 23, 1994)

   10   Material contracts
        (a) Severance agreement is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
        (b) Distribution Agreement is incorporated by reference to Exhibit 1.1 of amendment no. 2 of the Registrant's Registration Statement on Form S-3, File No. 333-29433, dated July 23, 1997.
        (c) Old National Bancorp Employees' Retirement Plan is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
        (d) Employees' Savings and Profit Sharing Plan of Old National Bancorp is incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1997.

   11   Statement re Computation of Per Share Earnings

   13 Portions of Annual Report to Shareholders for the year ended December 31, 1997

   21   Subsidiaries of the Registrant

   23   Consent of Arthur Andersen LLP

   27   Financial Data Schedule

