Form 10-Q
period 1998-03-31
OLD NATIONAL BANCORP /IN/
filed 1998-05-15
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                    Washington, D.C.  20549

                             FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 27.8 million shares outstanding at March 31, 1998.

                      OLD NATIONAL BANCORP
                           FORM 10-Q
                             INDEX






PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                   Page No.
          Consolidated Balance Sheet
          March 31, 1998 and 1997, and December 31, 1997. . . . .       3


          Consolidated Statement of Income
          Three months ended March 31, 1998 and 1997. . . . . . .       4


          Consolidated Statement of Cash Flows
          Three months ended March 31, 1998 and 1997. . . . . . .       5


          Notes to Consolidated Financial Statements. . . . . . .       6



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . .       9



PART II   OTHER INFORMATION . . . . . . . . . . . . . . . . . . .      12



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . .      15

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                    March 31,  March 31,    December 31,
($ in thousands) (unaudited)                           1998      1997          1997
Assets
Cash and due from banks. . . . . . . . . .           $137,708   $162,616     $160,813
Money market investments . . . . . . . . .              3,686      3,878        7,868
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            105,894    146,148      117,188
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            936,990    923,583      951,444
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            450,035    450,786      452,933
 Other . . . . . . . . . . . . . . . . . .             48,954     42,348       45,411
                                                    ---------  ---------    ---------
   Total Investment Securities . . . . . .          1,541,873  1,562,865    1,566,976
                                                    ---------  ---------    ---------
Loans
 Commercial. . . . . . . . . . . . . . . .            874,939    794,281      878,690
 Commercial real estate. . . . . . . . . .            777,927    679,772      762,505
 Residential real estate . . . . . . . . .          1,435,189  1,309,474    1,416,963
 Consumer credit, net of unearned income .            739,525    752,016      746,533
 Financial . . . . . . . . . . . . . . . .             20,000         --           --
                                                    ---------  ---------    ---------
   Total Loans . . . . . . . . . . . . . .          3,847,580  3,535,543    3,804,691
   Allowance for loan losses . . . . . . .           (49,287)    (45,914)    (48,655)
                                                    ---------  ---------    ---------
   Net Loans . . . . . . . . . . . . . . .          3,798,293  3,489,629    3,756,036
Other assets . . . . . . . . . . . . . . .            281,370    190,240      194,705
                                                    ---------  ---------    ---------
   Total Assets. . . . . . . . . . . . . .         $5,762,930 $5,409,228   $5,686,398
                                                    =========  =========    =========

Liabilities
Deposits
 Noninterest bearing demand. . . . . . . .           $468,294   $465,019     $502,276
 Interest bearing:
   NOW accounts. . . . . . . . . . . . . .            446,020    452,697      450,381
   Savings accounts. . . . . . . . . . . .            468,507    478,855      469,589
   Money market accounts . . . . . . . . .            636,270    660,449      660,240
   Certificates of deposit
   $100,000 and over . . . . . . . . . . .            376,477    287,823      359,695
   Other time. . . . . . . . . . . . . . .          1,894,901  1,863,186    1,856,549
                                                    ---------  ---------    ---------
   Total Deposits. . . . . . . . . . . . .          4,290,469  4,208,029    4,298,730
                                                    ---------  ---------    ---------

Short-term borrowings. . . . . . . . . . .            388,952    410,656      442,686
Other borrowings . . . . . . . . . . . . .            502,863    274,726      388,832
Accrued expenses and other liabilities . .             87,903     62,462       78,947
                                                    ---------  ---------    ---------
 Total Liabilities . . . . . . . . . . . .          5,270,187  4,955,873    5,209,195

Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .             27,796     26,560       27,457
 Capital surplus . . . . . . . . . . . . .            308,055    257,501      299,988
 Retained earnings . . . . . . . . . . . .            139,461    168,199      133,218
 Accumulated other comprehensive
    income, net of tax . . . . . . . . . .             17,431      1,095       16,540
                                                    ---------  ---------    ---------
 Total Shareholders' Equity. . . . . . . .            492,743    453,355      477,203
                                                    ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $5,762,930 $5,409,228   $5,686,398
                                                    =========  =========    =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                Three Months Ended
($ in thousands except share                         March 31,
and per share data) (Unaudited)                1998           1997
Interest income
Loans including fees:
  Taxable  . . . . . . . . . . . . . .          $84,670        $77,676
  Non-taxable. . . . . . . . . . . . .            1,244            970
Investment securities:
  Taxable. . . . . . . . . . . . . . .           18,449         17,902
  Non-taxable. . . . . . . . . . . . .            5,660          5,996
Money market investments . . . . . . .              469            176
                                                -------        -------
  Total Interest Income. . . . . . . .          110,492        102,720
                                                -------        -------
Interest Expense
Savings, NOW and
  money market accounts. . . . . . . .           10,816         11,144
Certificates of deposit of $100,000
  and over . . . . . . . . . . . . . .            5,349          3,776
Other time deposits. . . . . . . . . .           25,961         25,207
Short-term borrowings. . . . . . . . .            5,185          4,875
Other borrowings . . . . . . . . . . .            7,171          4,142
                                                -------        -------
  Total Interest Expense . . . . . . .           54,482         49,144
                                                -------        -------
  Net Interest Income. . . . . . . . .           56,010         53,576
Provision for loan losses. . . . . . .            5,412          3,756
                                                -------        -------
  Net Interest Income After Provision
   For Loan Losses . . . . . . . . . .           50,598         49,820
                                                -------        -------
Noninterest Income
Trust fees . . . . . . . . . . . . . .            3,173          2,800
Service charges on deposit accounts. .            3,849          3,922
Loan servicing fees. . . . . . . . . .            1,424          1,405
Securities gains (losses), net . . . .               19             (6)
Other income . . . . . . . . . . . . .            4,144          3,312
                                                -------        -------
 Total Noninterest Income. . . . . . .           12,609         11,433
                                                -------        -------
Noninterest Expense
Salaries and employee benefits . . . .           23,326         22,053
Occupancy expense. . . . . . . . . . .            2,320          2,382
Equipment expense. . . . . . . . . . .            3,124          3,039
FDIC insurance expense . . . . . . . .              179            150
Data processing expense. . . . . . . .            1,286          1,288
Supplies expense . . . . . . . . . . .            1,021          1,086
Communication and transportation expense          1,888          1,739
Other expenses . . . . . . . . . . . .            6,641          6,418
                                                -------        -------
 Total Noninterest Expense . . . . . .           39,785         38,155
                                                -------        -------
Income before income taxes . . . . . .           23,422         23,098
Provision for income taxes . . . . . .            6,968          7,040
                                                -------        -------
 Net Income. . . . . . . . . . . . . .          $16,454        $16,058
                                                =======        =======
Net Income Per Common Share
 Basic . . . . . . . . . . . . . . . .          $  0.60        $  0.57
                                                =======        =======
 Diluted . . . . . . . . . . . . . . .          $  0.58        $  0.56
                                                =======        =======
Weighted average common shares outstanding:
 Basic . . . . . . . . . . . . . . . .       27,442,040     27,996,001
                                             ==========     ==========
 Diluted . . . . . . . . . . . . . . .       28,988,691     29,590,164
                                             ==========     ==========

The accompanying notes are an integral part of this statement


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           Three Months Ended
                                                                March 31,
($ in thousands) (unaudited)                                 1998      1997
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . .              $ 16,454   $ 16,058
                                                          --------   --------
Adjustments to reconcile net income to cash provided
from operating activities:
 Depreciation. . . . . . . . . . . . . .                     2,378      2,257
 Amortization of intangible assets . . .                       342        318
 Net premium amortization on investment securities.            498        421
 Provision for loan losses . . . . . . .                     5,412      3,757
 Loss (gain) on sale of investment securities . .      .       (19)         6
 Gain on sale of assets                                       (235)       (76)
 (Increase)decrease in interest receivable. . . . .            644       (267)
 Increase in other assets.                                 (87,294)    (5,779)
 Increase in accrued expenses and
    other liabilities. . . . . . . . . .                     8,348      1,184
                                                          --------   --------
   Total adjustments . . . . . . . . . .                   (69,926)     1,821
                                                          --------   --------
 Net cash flows provided (used) by
    operating activities. . . .                            (53,472)    17,879
                                                          --------   --------

Cash flows from investing activities:
Purchase of investment securities available-for-sale      (121,371)  (134,216)
Proceeds from maturities and paydowns of investment
 securities available-for-sale . . . . .                    98,304     68,916
Proceeds from sales of investment securities available-
 for-sale. . . . . . . . . . . . . . . .                    49,190      5,339
Net principal collected from (loans made to) customers:
  Commercial and financial . . . . . . .                   (16,216)     2,178
  Mortgage. . . . . . . . . . . . .                        (55,658)   (25,381)
  Consumer . . . . . . . . . . . . . . .                     2,223      1,007
Proceeds from sale of mortgage loans . .                    22,139      8,130
Proceeds from sale of premises and equipment. . . .            278         19
Purchase of premises and equipment . . .                    (3,024)    (1,193)
                                                           -------   --------
 Net cash flows used in investing activities. . . .        (24,135)   (75,201)
                                                           --------   --------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . .                   (33,982)   (47,262)
 NOW Accounts. . . . . . . . . . . . . . .                  (4,361)     3,211
 Savings accounts. . . . . . . . . . . . .                  (1,082)    (1,448)
 Money market accounts . . . . . . . . . .                 (23,970)   (53,812)
 Certificates of deposit $100,000 and over                  16,782     29,835
 Other time deposits . . . . . . . . . . .                  38,352      9,481
 Short-term borrowings . . . . . . . . . .                 (53,734)    74,671
 Other borrowings. . . . . . . . . . . . .                 122,420     36,564
Cash dividends paid. . . . . . . . . . . .                  (6,287)    (5,844)
Common stock repurchased . . . . . . . . .                 (10,507)   (10,645)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . .                   6,689      1,962
                                                          --------   --------
 Net cash flows provided by financing activities.           50,320     36,713
                                                          --------   --------
Net decrease in cash and cash equivalents.                 (27,287)   (20,609)
Cash and cash equivalents at beginning of period. .        168,681    187,103
                                                          --------   --------
Cash and cash equivalents at end of period . .            $141,394   $166,494
                                                          ========   ========


Total interest paid. .                                    $ 54,904   $ 45,273
                                                          ========   ========
Total taxes paid. .                                       $    800   $  2,041
                                                          ========   ========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements


1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of March 31, 1998 and 1997 and December 31, 1997, and the results of its operations, and cash flows for the three months ended March 31, 1998 and 1997. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.

2.   Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 29, 1998 to shareholders of record on January 8, 1998. All share and per share data presented herein have been restated for the effects of this stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 4). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and an additional 1.5 million common shares are assumed to be issued in connection with the conversion of the remaining outstanding debentures.


Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                               For the Three                  For the Three
                                months ended                   months ended
                               March 31, 1998                 March 31, 1997
                                         Per-Share                       Per-Share
                          Income  Shares   Amount      Income   Shares    Amount
Basic EPS
Income available to
  common stockholders     $16,454  27,442   $0.60     $16,058   27,996     $0.57
                                            =====                          =====
Effect of Dilutive
 securities:
Stock options                          89                           94
8% convertible debentures     348   1,458                 368    1,500
                          -------  ------             -------   ------
Diluted EPS
Income available to
  Common stockholders
  + assumed conversions   $16,802  28,989    $0.58    $16,426   29,590     $0.56
                          =======  ======    =====    =======   ======     =====




3.Investments

The market value and amortized cost of investment securities as of March 31, 1998 are set forth below ($ in thousands):

                                    Market Value    Amortized Cost

Available for Sale, at market value  $1,541,873       $1,512,811
                                     ==========       ==========

4.   Borrowings

ONB's has outstanding $22.0 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 49.218 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of March 31, 1998, 1.1 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of March 31, 1998, a total of $34 million of the notes were outstanding, with maturities ranging from one to five years and fixed interest rates of 6.1% to 7.0%. At March 31, 1997, ONB had outstanding $44 million of medium term notes. These notes bear interest at a weighted average rate of 6.73% and mature between 1998 and 2003.

ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of March 31, 1998, a total of $64.3 million of the notes were outstanding, with maturities ranging from four to nine years and fixed interest rates from 6.4% to 7.0%.

As of March 31, 1998, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of March 31, 1998, $19.0 million was outstanding under these lines bearing interest rates that averaged 6.34%. As of March 31, 1997, $65.0 million was outstanding.

5.  Interest Rate Contracts

ONB uses interest rate contracts such as interest swaps and caps to manage its interest rate risk. These contracts are designated as hedges of specific
assets and liabilities.   The net interest receivable or payable on swaps is
accrued and recognized as an adjustment to the interest income or expense of
the hedged asset or liability.   The premium paid for an interest rate cap is
included in the basis of the hedged item and is amortized as an adjustment to the interest income or expense on the related asset or liability.

At March 31, 1998, ONB has an interest rate swap with a notional value of $20 million. The contract is an exchange of interest payments with no affect on the principle amounts of the underlying hedged liability. The fair value of the swap contract was ($0.3) million as of March 31, 1998. ONB pays the counterparty a variable rate based on three-month LIBOR and receives a fixed rate of 6.50%. The contract terminates on or prior to March 13, 2008.


At March 31, 1998, ONB has interest rate cap agreements (caps) with notional amounts of $11 million with a fair value of $0.1 million. These caps are indexed to LIBOR with a strike price of 5.00% and mature prior to 2000. The carrying value at March 31, 1998 was $0.1 million.

ONB is exposed to losses if a counterparty fails to make its payments under a contract in which the ONB is in the receiving position. Although collateral or other security is not obtained, ONB minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

6.  Impact of Accounting Changes

Effective January 1, 1998, ONB adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The new rule requires reporting of comprehensive income, which includes net income and all other nonowner changes in equity during the period.
                                             Three Months Ended
                                           March 31,     March 31,
                                              1998          1997
($ in Thousands)
Net income                                  $16,454        $16,058
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses)
   arising during period, net of tax            902         (6,789)
 Less: reclassification adjustment
   for (gains) losses realized
   in net income, net of tax                    (11)             4
                                            -------        -------
 Net unrealized gains (losses)                  891         (6,785)
                                            -------        -------
Comprehensive income                        $17,345        $ 9,273
                                            =======        =======


ONB also adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information on operating segments. Segment data will be disclosed starting December 31, 1998, including interim periods. The adoption of the above statement did not have a material impact on ONB's disclosures.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of March 31, 1998, as compared to March 31, 1997 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997.

Financial Condition
ONB's total assets at March 31, 1998 were $5.763 billion, a 6.5% increase since March 1997 and a 1.3% increase since December 1997. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 5.7% over the prior year. During the past year, the mix of earning assets reflected loan growth of 8.8% while money market investments and investment securities decreased 1.4%. Since December 1997, earning assets increased slightly 0.3% with loans growing 1.1% and investment securities and money market investments decreasing 1.9%.

At March 31, 1998, total risk assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) declined slightly to $21.9 million from $23.1 million as of December 31, 1997. As of these dates, risk assets in total were 0.57% and 0.61%, respectively, of total loans and forclosed properties.

                                    March 31,      December 31,
                                       1998            1997
Nonaccrual loans                     $14,303          $14,283
Restructured loans                       238              248
Foreclosed Properties                  3,730            4,124
                                     -------          -------
  Total Non-Performing Assets         18,271           18,655
Past Due 90 Days or more               3,660            4,405
                                     -------          -------
  Total Risk Assets                  $21,931          $23,060
                                     =======          =======

Risk assets as a % of total
 loans and foreclosed properties       0.57%            0.61%
                                       ====             ====

As of March 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $4.4 million with no related allowance and $43.2 million with $10.3 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the three months ended March 31, 1998, the average balance of impaired loans was $49.7 million and $0.8 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 1998, increased $82.4 million or 2.0% compared to March 1997. Certificates of deposit $100,000 and over increased $88.7 million and comprised the largest dollar increase. Since December 1997, total deposits decreased $8.3 million or 0.2% with the decline in all categories, except certificates of deposit $100,000 and over and other time. Seasonality contributed to the first quarter deposit decrease.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased $21.7 million since March 1997 as additional medium term notes were issued and short-term borrowings were reduced. Since December 1997, ONB's short-term borrowings decreased $53.7 million and shifted to Federal Home Loan Bank borrowings included in other borrowings.

Capital
Total shareholders' equity increased $39.4 million since March 1997 and has increased $15.5 million since December 1997. During the first quarter of 1998, accumulated other comprehensive income, primarily net unrealized gain on investment securities, increased $0.9 million and $8.3 million of subordinated debentures converted to common stock.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                  Regulatory Guidelines      March 31,   March 31,  December 31,
                                   Minimum Well-Capitalized    1998       1997          1997
Risk based Capital:
Tier 1 capital to total
  avg assets (leverage ratio). .  . 4.00%       5.00%          8.13%     8.24%         7.95%
Tier 1 capital to risk-adjusted
  total assets . . . . . . . .      4.00        6.00          12.18     12.71         12.16
Total capital to risk-adjusted
  total assets . . . . . . .        8.00       10.00          14.01     14.84         14.24
Shareholders' equity to total assets N/A         N/A           8.55      8.38          8.39

Each of ONB's affiliate banks have capital ratios which exceed regulatory minimum and well-capitalized guidelines.


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

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allows ONB to generate strong net interest income while controlling and monitoring interest rate risk. ONB simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At March 31, 1998 the model's fluctuation has not materially changed from December 31, 1997.

Using static gap, ONB's rate-sensitive assets at March 31, 1998 were 76% of rate-sensitive liabilities in the 1-180 day maturity category and 85% in the 181-365 day category. These figures compared to 79% and 89% on December 31, 1997 and 84% and 92% on March 31, 1997. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income
Net income for the three months ended March 31, 1998 was $16.5 million, a 2.5% increase over the same period in 1997. Basic net income per common share for the first quarter of 1998 was $0.60, compared to $0.57 for the first quarter of 1997, a 5.3% increase. ONB's return on average assets (ROA) for the first quarter of 1998 was 1.16%. This compared to 1.21% for the same period in 1997. The decline in ROA is due to the increase in assets combined with small net income growth.

Net Interest Income
Net interest income on a taxable equivalent basis for the first quarter of 1998 was $59.4 million or 4.2% higher than the same period for the prior year. Higher levels of earning assets contributed to the net interest income growth. The tax-equivalent net interest margin was 4.39% in the first quarter of 1998 versus 4.51% in 1997's first quarter. The lower and flatter yield curve combined with higher deposit rates which have increased since the first quarter of 1997 have compressed the net interest margin.

Provision for Loan Losses
The provision for loan losses was $5.4 million in the first quarter of 1998 compared to $3.8 million in the first quarter of 1997. Much of this increase was due to the performance of purchased loans at ONB's finance subsidiary.
The activities of this subsidiary have been significantly curtailed and exit strategies are being evaluated. ONB's net charge offs were 0.57% of average loans for the quarter versus 0.30% in the first quarter of 1997. The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level so as to provide adequate
coverage for potential losses.   The allowance for loan losses to end-of-
period loans of 1.28% at March 31, 1998 compared to 1.28% at year-end in 1997 and 1.30% at March 31, 1997. The allowance for loan losses covers all underperforming assets by 2.25 times at March 31, 1998 compared to 2.11 times at December 31, 1997.

Noninterest Income
Total noninterest income increased 10.3% in the three months ended March 31, 1998 as compared to the same period in 1997. In both years security gains comprised an insignificant portion of noninterest income. All categories, except service charges experienced increases over 1997. Trust fees increased 13.3%, loan servicing fees increased 1.4%, and other income rose 25.1%. The growth in other income was mainly from increases in insurance commissions and investment product fees.

Noninterest Expense
Noninterest expense increased 4.3% in the first quarter of 1998 over the same period in 1997. Salaries and benefits, together the largest individual component of noninterest expense, increased 5.8% in the first quarter of 1998 compared to 1997. Approximately 43% of the personnel expense increase related to ONB's start-up finance subsidiary which grew throughout 1997. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, declined slightly in the first quarter to 29.7% compared to 30.5% in 1997.

PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

At the April 16, 1998 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

Election of Directors - The following directors were elected for a term of one year.

                                   Vote Count
-----------------------------------------------------------------------
                         For            Against   Abstained   Unvoted

David L. Barning     20,591,431          100,345      --        --
Richard J. Bond      20,598,338           93,278      --        --
Alan W. Braun        20,591,192          100,424      --        --
Wayne A. Davidson    20,590,788          100,828      --        --
Larry E. Dunigan     20,602,880           88,742      --        --
David E. Eckerle     20,601,726           89,889      --        --
Thomas B. Florida    20,602,306           89,310      --        --
Phelps L. Lambert    20,598,473           94,205      --        --
Ronald B. Lankford   20,602,862           88,763      --        --
Lucien H. Meis       20,602,520           89,216      --        --
Louis L. Mervis      20,592,877          103,701      --        --
Lawrence Prybil      20,555,164          141,734      --        --
James Risinger       20,591,408          100,217      --        --
John N. Royse        20,579,469          112,156      --        --
Marjorie Z. Soyugenc 20,579,189          116,772      --        --
Charles D. Storms    20,573,975          117,650      --        --

Selection of Independent Public Accountants - Arthur Andersen LLP, Indianapolis, Indiana Votes For - 20,546,888, Votes Against - 44,508, Votes Abstained - 108,740, Unvoted - 0.

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

(10)      AT&T Credit Corporation Master Equipment Lease.

(27)      Financial Data Schedule


(b) ONB did not file a current report on Form 8-K during the quarter ended March 31, 1998.


                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OLD NATIONAL BANCORP
   (Registrant)


 By: s/s   Ronald W. Seib
    Ronald W. Seib
    Vice President
    Corporate Controller



Date: May 15, 1998



                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)


10      AT&T Credit Corporation Master Equipment Lease


27      Financial Data Schedule



