Form 10-Q
period 1998-06-30
OLD NATIONAL BANCORP /IN/
filed 1998-08-14
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                    Washington, D.C.  20549

FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 27.6 million shares outstanding at June 30, 1998.




                      OLD NATIONAL BANCORP
                           FORM 10-Q
                             INDEX






PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements                                    Page No.
        Consolidated Balance Sheet
        June 30, 1998 and 1997, and December 31, 1997. . .            3


        Consolidated Statement of Income
        Three and six months ended June 30, 1998 and 1997.            4


        Consolidated Statement of Cash Flows
        Six months ended June 30, 1998 and 1997. . . . . .            5


        Notes to Consolidated Financial Statements . . . .            6



Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . .           10



PART II  OTHER INFORMATION . . . . . . . . . . . . . . . .           14



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .            15

INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . .            16


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                     June 30,   June 30,    December 31,
($ in thousands) (unaudited)                           1998       1997         1997
Assets
Cash and due from banks. . . . . . . . . .           $175,111   $147,208     $159,241
Money market investments . . . . . . . . .              2,530      1,968        7,868
Investment Securities:
 U.S. Treasury . . . . . . . . . . . . . .            102,255    136,187      117,188
 U.S. Government agencies
   and corporations. . . . . . . . . . . .            974,201    966,627      951,444
 Obligations of states and political
   subdivisions. . . . . . . . . . . . . .            468,912    452,773      452,933
 Other . . . . . . . . . . . . . . . . . .             51,407     42,447       45,411
                                                    ---------  ---------   ----------
   Total Investment Securities . . . . . .          1,596,775  1,598,034    1,566,976
                                                    ---------  ---------   ----------
Loans
 Commercial. . . . . . . . . . . . . . . .            969,164    848,305      878,690
 Commercial real estate. . . . . . . . . .            800,568    698,014      762,505
 Residential real estate . . . . . . . . .          1,454,220  1,340,959    1,416,963
 Consumer credit, net of unearned income .            660,446    675,595      672,043
 Financial . . . . . . . . . . . . . . . .             20,000      1,800           --
                                                    ---------  ---------   ----------
   Total Loans . . . . . . . . . . . . . .          3,904,398  3,564,673    3,730,201
   Allowance for loan losses . . . . . . .           (48,875)    (44,358)    (46,233)
                                                    ---------  ---------   ----------
   Net Loans . . . . . . . . . . . . . . .          3,855,523  3,520,315    3,683,968
Other assets . . . . . . . . . . . . . . .            349,590    267,413      270,162
                                                    ---------  ---------   ----------
   Total Assets. . . . . . . . . . . . . .         $5,979,529 $5,534,938   $5,688,215
                                                    =========  =========    =========
Liabilities
Deposits
 Noninterest bearing demand. . . . . . . .           $485,879   $463,723     $502,276
 Interest bearing:
   NOW accounts. . . . . . . . . . . . . .            439,283    442,740      450,381
   Savings accounts. . . . . . . . . . . .            466,982    484,410      469,589
   Money market accounts . . . . . . . . .            651,171    645,765      660,240
   Certificates of deposit
   $100,000 and over . . . . . . . . . . .            363,841    318,544      359,695
   Other time. . . . . . . . . . . . . . .          1,996,359  1,877,979    1,856,549
                                                    ---------  ---------   ----------
   Total Deposits. . . . . . . . . . . . .          4,403,515  4,233,161    4,298,730
                                                    ---------  ---------   ----------

Short-term borrowings. . . . . . . . . . .            488,435    479,130      442,686
Other borrowings . . . . . . . . . . . . .            520,212    289,744      388,832
Accrued expenses and other liabilities . .             81,973     67,155       80,764
                                                    ---------  ---------   ----------
 Total Liabilities . . . . . . . . . . . .          5,494,135  5,069,190    5,211,012
Shareholders' Equity
 Common stock. . . . . . . . . . . . . . .             27,639     26,401       27,457
 Capital surplus . . . . . . . . . . . . .            296,942    252,354      299,988
 Retained earnings . . . . . . . . . . . .            145,165    178,377      133,218
 Accumulated other comprehensive
    income, net of tax . . . . . . . . . .             15,648      8,616       16,540
                                                    ---------  ---------   ----------
 Total Shareholders' Equity. . . . . . . .            485,394    465,748      477,203
                                                    ---------  ---------   ----------
 Total Liabilities and Shareholders'
   Equity. . . . . . . . . . . . . . . . .         $5,979,529 $5,534,938   $5,688,215
                                                    =========  =========    =========

The accompanying notes are an integral part of this statement.



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended     Six Months Ended
($ in thousands except share                 June 30,               June 30,
and per share data) (Unaudited)          1998       1997        1998        1997
Interest income
Loans including fees:
 Taxable . . . . . . . . . . . . . . . $83,069     $77,494    $163,839    $152,325
 Non-taxable . . . . . . . . . . . . .   1,398       1,073       2,642       2,040
Investment securities:
 Taxable . . . . . . . . . . . . . . .  17,839      18,900      36,288      36,802
 Non-taxable . . . . . . . . . . . . .   5,828       5,931      11,489      11,927
Money market investments . . . . . . .     228         222         689         398
                                       -------     -------     -------     -------
 Total Interest Income . . . . . . . . 108,362     103,620     214,947     203,492
                                       -------     -------     -------     -------

Interest Expense
Savings, NOW and
 money market accounts . . . . . . . .  10,725      11,279      21,541      22,423
Certificates of deposit of
 $100,000 and over . . . . . . . . . .   5,573       4,031      10,922       7,807
Other time deposits. . . . . . . . . .  27,251      26,274      53,212      51,481
Short-term borrowings. . . . . . . . .   5,235       5,605      10,421      10,479
Other borrowings . . . . . . . . . . .   6,327       3,954      12,255       7,614
                                       -------     -------     -------     -------
 Total Interest Expense. . . . . . . .  55,111      51,143     108,351      99,804
                                       -------     -------     -------     -------
 Net Interest Income . . . . . . . . .  53,251      52,477     106,596     103,688
Provision for loan losses. . . . . . .   3,097       2,811       6,100       5,630
                                       -------     -------     -------     -------
 Net Interest Income After Provision
 For Loan Losses . . . . . . . . . . .  50,154      49,666     100,496      98,058
                                       -------     -------     -------     -------
Noninterest Income
Trust fees . . . . . . . . . . . . . .   3,071       2,752       6,244       5,553
Service charges on deposit accounts. .   4,071       3,968       7,921       7,802
Loan servicing fees. . . . . . . . . .   1,528       1,391       2,952       2,796
Securities gains (losses), net . . . .      32          (4)         51         (10)
Other income . . . . . . . . . . . . .   4,865       3,096       9,008       6,406
                                       -------     -------     -------     -------
 Total Noninterest Income. . . . . . .  13,567      11,203      26,176      22,547
                                       -------     -------     -------     -------
Noninterest Expense
Salaries and employee benefits . . . .  22,242      21,930      44,624      43,590
Occupancy expense. . . . . . . . . . .   2,254       2,253       4,492       4,595
Equipment expense. . . . . . . . . . .   3,146       3,149       6,225       6,164
Marketing expense. . . . . . . . . . .   1,522       1,413       2,839       2,703
FDIC insurance expense . . . . . . . .     168         178         347         328
Data processing expense. . . . . . . .   1,308       1,305       2,551       2,574
Supplies expense . . . . . . . . . . .     970       1,047       1,955       2,115
Communication and transportation expense 1,644       1,619       3,446       3,326
Other expenses . . . . . . . . . . . .   5,617       5,289      10,811      10,187
                                       -------     -------     -------     -------
 Total Noninterest Expense . . . . . .  38,871      38,183      77,290      75,582
                                       -------     -------     -------     -------
Income from continuing operations
  before income taxes. . . . . . . . .  24,850      22,686      49,382      45,023
Provision for income taxes . . . . . .   7,495       6,807      14,912      13,539
                                       -------     -------     -------     -------
Income from continuing operations. . .  17,355      15,879      34,470      31,484
Income (loss) from discontinued
  operations . . . . . . . . . . . . . (9,193)         393      (9,854)        846
                                       -------     -------     -------     -------
Net Income . . . . . . . . . . . . . .  $8,162     $16,272     $24,616     $32,330
                                       =======     =======     =======     =======

Income from continuing operations
  per common share
 Basic . . . . . . . . . . . . . . . . $  0.62     $  0.57       $1.25       $1.13
                                       =======     =======     =======     =======
 Diluted . . . . . . . . . . . . . . . $  0.61     $  0.56       $1.21       $1.10
                                       =======     =======     =======     =======
Weighted average common shares outstanding:
 Basic . . . . . . . . . . . . . .  27,724,321  27,784,456  27,583,960  27,890,074
                                    ==========  ==========  ==========  ==========
 Diluted . . . . . . . . . . . . .  28,895,185  29,380,412  28,958,427  29,485,098
                                    ==========  ==========  ==========  ==========

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           Six Months Ended
                                                                June 30,
($ in thousands) (unaudited)                                1998        1997
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .   $ 24,616   $ 32,330
                                                         --------   --------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation. . . . . . . . . . . . . . . . . . . . .      4,828      4,667
 Amortization of intangible assets . . . . . . . . . .        684        642
 Net premium amortization on investment securities . .      1,371        780
 Provision for loan losses . . . . . . . . . . . . . .      6,100      5,630
 Loss (gain) on sale of investment securities. . . . .        (51)        10
 Gain on sale of assets. . . . . . . . . . . . . . . .       (391)      (126)
 (Increase)decrease in interest receivable . . . . . .        523       (914)
 Increase in other assets. . . . . . . . . . . . . . .    (81,285)   (27,433)
 Increase in accrued expenses and
    other liabilities. . . . . . . . . . . . . . . . .      1,815      1,790
                                                         --------   --------
   Total adjustments . . . . . . . . . . . . . . . . .    (66,406)   (14,954)
                                                         --------   --------
 Net cash flows provided by (used in)
    operating activities . . . . . . . . . . . . . . .    (41,790)    17,376
                                                         --------   --------

Cash flows from investing activities:
Purchase of investment securities available-for-sale .   (305,534)  (243,057)
Proceeds from maturities and paydowns of investment
 securities available-for-sale . . . . . . . . . . . .    213,323    139,396
Proceeds from sales of investment securities available-
 for-sale. . . . . . . . . . . . . . . . . . . . . . .     59,594     20,711
Net principal collected from (loans made to) customers:
  Commercial and financial . . . . . . . . . . . . . .   (111,164)   (53,488)
  Mortgage . . . . . . . . . . . . . . . . . . . . . .   (123,038)   (78,194)
  Consumer . . . . . . . . . . . . . . . . . . . . . .      8,952     20,183
Proceeds from sale of mortgage loans . . . . . . . . .     47,967     11,112
Proceeds from sale of premises and equipment . . . . .        410         45
Purchase of premises and equipment . . . . . . . . . .     (4,658)    (5,137)
                                                         --------   --------
 Net cash flows used in investing activities . . . . .   (214,148)  (188,429)
                                                         --------   --------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand. . . . . . . . . . . . . .    (16,397)   (48,558)
 NOW Accounts. . . . . . . . . . . . . . . . . . . . .    (11,098)    (6,746)
 Savings accounts. . . . . . . . . . . . . . . . . . .     (2,607)    (4,361)
 Money market accounts . . . . . . . . . . . . . . . .     (9,069)   (60,028)
 Certificates of deposit $100,000 and over . . . . . .      4,146     60,556
 Other time deposits . . . . . . . . . . . . . . . . .    139,810     24,274
 Short-term borrowings . . . . . . . . . . . . . . . .     45,749    143,145
 Other borrowings. . . . . . . . . . . . . . . . . . .    139,794     51,589
Cash dividends paid. . . . . . . . . . . . . . . . . .    (12,671)   (11,924)
Common stock repurchased . . . . . . . . . . . . . . .    (20,648)   (18,223)
Common stock reissued, net of shares used to convert
  subordinated debentures. . . . . . . . . . . . . . .      9,461      4,213
                                                         --------   --------
 Net cash flows provided by financing activities . . .    266,470    133,937
                                                         --------   --------
Net increase (decrease) in cash and cash equivalents .     10,532    (37,116)
Cash and cash equivalents at beginning of period . . .    167,109    186,292
                                                         --------   --------
Cash and cash equivalents at end of period . . . . . .   $177,641   $149,176
                                                         ========   ========


Total interest paid. . . . . . . . . . . . . . . . . .   $106,437   $ 98,034
                                                         ========   ========
Total taxes paid . . . . . . . . . . . . . . . . . . . . $ 13,484   $ 14,061
                                                         ========   ========

The accompanying notes are an integral part of this statement.


Old National Bancorp
Notes to Consolidated Financial Statements


1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of June 30, 1998 and 1997 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.

2.   Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 29, 1998 to shareholders of record on January 8, 1998. All share and per share data presented herein have been restated for the effects of this stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 5). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and an additional 1.1 million for the quarter and 1.3 million year-to-date common shares are assumed to be issued in connection with the conversion of the remaining outstanding debentures.


Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                                     For the three                     For the three
                                     months ended                       months ended
                                     June 30, 1998                     June 30, 1997
                              ----------------------------      ----------------------------
                                                 Per-Share                         Per-Share
                              Income   Shares     Amount        Income    Shares     Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders         $17,355  27,724      $0.62       $15,879    27,784     $0.57
                                                   =====                             =====
Effect of Dilutive
 securities:
Stock options                              88                                 96
8% convertible debentures         264   1,083                      368     1,500
                              -------  ------                  -------    ------

Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions       $17,619  28,895      $0.61       $16,247    29,380     $0.56
                              =======  ======      =====       =======    ======     =====



                                      For the six                     For the six
                                      months ended                    months ended
                                     June 30, 1998                    June 30, 1997
                               ---------------------------     ----------------------------
                                                 Per-Share                        Per-Share
                               Income  Shares      Amount      Income    Shares     Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders         $34,470  27,584      $1.25       $31,484   27,890      $1.13
                                                   =====                             =====

Effect of Dilutive
 securities:
Stock options                              88                                95
8% convertible debentures         611   1,286                      736    1,500
                              -------  ------                  -------   ------

Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions       $35,081  28,958      $1.21       $32,220   29,485      $1.10
                              =======  ======      =====       =======   ======      =====


3.   Merger and Divestiture Activity

Pending Mergers

On May 27, 1998, ONB and Southern Bancshares LTD (Southern) of Carbondale, Illinois, executed a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Southern. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Southern's shareholders and regulatory authorities. As of June 30, 1998, Southern's financial statements reflected $248.1 million in total assets, net loans of $186.0 million, total deposits of $220.2 million and net income for the six months then ended of $1,670 thousand. This merger is expected to be consummated in the first quarter of 1999.

Discontinued Operations

In April 1998, ONB announced it would look at exit strategies from its sub-prime lending affiliate, Consumer Acceptance Corporation (CAC). During June 1998, ONB finalized the sale of CAC's sub-prime auto loans, which closed in July 1998, and has included the loss in the second quarter results. ONB has accounted for this entity as discontinued operations on the consolidated financial statements. Net assets of the entity which were included in other assets were $71.1 million at June 30, 1998, $71.6 million at June 30, 1997 and $79.2 Million at December 31, 1997. Income(loss) from discontinued operations for the three and six months ended June 30, 1998 and 1997 were as follows ($ in thousands):


                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                       1998       1997       1998     1997
Income (loss) before taxes          -------       -----    -------   ------
 from operations of discontinued
 operations                         $(6,833)       $654    $(7,943)  $1,411
Income tax expense (benefit)         (2,734)        261     (3,183)     565
                                    -------       -----    -------   ------
Income (loss) from operations of
 discontinued operations             (4,099)        393     (4,760)     846
                                    -------       -----    -------   ------


Loss before taxes from disposal
 of discontinued operations          (8,489)          0     (8,489)       0
Income tax expense (benefit)         (3,395)          0     (3,395)       0
                                    -------       -----    -------   ------
Loss from disposal of discontinued
 operations                          (5,094)          0     (5,094)       0
                                    -------       -----    -------   ------

Income (loss) from discontinued
 operations                         $(9,193)       $393    $(9,854)    $846
                                    =======       =====    =======   ======

Income (loss) from discontinued
 operations per common share
   Basic                             $(0.33)      $0.01     $(0.36)   $0.03
                                     =======      =====     =======   =====
   Diluted                           $(0.32)      $0.01     $(0.34)   $0.03
                                     =======      =====     =======   =====


4.   Investments

The market value and amortized cost of investment securities as of June 30, 1998 are set forth below ($ in thousands):

                                       Market Value    Amortized Cost

Available for Sale, at market value     $1,596,775       $1,570,710
                                        ==========       ==========

5.   Borrowings

ONB has outstanding $22.0 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed.
The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 49.218 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at a premium to par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund of $2.5 million principal amount of debentures annually less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of June 30, 1998, 1.1 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of June 30, 1998, a total of $32 million of the notes were outstanding, with maturities ranging from one to five years and fixed interest rates of 6.1% to 7.0%. At June 30, 1997, ONB had outstanding $44 million of medium term notes.

ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of June 30, 1998, a total of $64.3 million of the notes were outstanding, with maturities ranging from four to nine years and fixed interest rates from 6.4% to 7.0%. No notes were issued under this program as of June 30, 1997.

As of June 30, 1998, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with unaffiliated banks. As of June 30, 1998, $13.4 million was outstanding under these lines bearing interest rates that averaged 6.33%. As of June 30, 1997, $67.8 million was outstanding.

6.  Interest Rate Contracts

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

At June 30, 1998, ONB has an interest rate swap with a notional value of $20 million. The contract is an exchange of interest payments with no affect on the principle amounts of the underlying hedged liability. The fair value of the swap contract was $0.1 million as of June 30, 1998. ONB pays the counterparty a variable rate based on three-month LIBOR and receives a fixed rate of 6.50%. The contract terminates on or prior to March 13, 2008.

At June 30, 1998, ONB has interest rate cap agreements (caps) with notional amounts of $11 million with a fair value of $0.1 million. These caps are indexed to LIBOR with a strike price of 5.00% and mature in 1999. The carrying value at June 30, 1998 was $0.1 million.

ONB is exposed to losses if a counterparty fails to make its payments under a contract in which ONB is in the receiving position. Although collateral or other security is not obtained, ONB minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

7.  Impact of Accounting Changes

Effective January 1, 1998, ONB adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The new rule requires reporting of comprehensive income, which includes net income and all other nonowner changes in equity during the period.



                                         Three Months Ended            Six Months Ended
                                        June 30,    June 30,        June 30,     June 30,
                                          1998        1997            1998         1997


($ in Thousands)
Net income                              $ 8,162      $ 16,272       $ 24,616   $ 32,330
Unrealized gains(losses)on securities:
 Unrealized holding gains(losses)
   arising during period, net of tax    (1,764)         7,519           (861)       730
 Less: reclassification adjustment
   for (gains) losses realized
   in net income, net of tax                (19)            2            (31)         6
                                        -------      --------       --------   --------
 Net unrealized gains (losses)           (1,783)        7,521           (892)       736
                                        -------      --------       --------   --------

Comprehensive income                    $ 6,379      $ 23,793       $ 23,724   $ 33,066
                                        =======      ========       ========   ========



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


PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of June 30, 1998, as compared to June 30, 1997 and December 31, 1997, and the results of operations from continuing operations for the three and six months ended June 30, 1998 and 1997.

Financial Condition
ONB's assets at June 30, 1998 were $5.980 billion, a 8.0% increase since June 1997 and a 5.1% increase since December 1997. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 6.6% over the prior year. During the past year, the mix of earning assets reflected loan growth of 9.5% while money market investments and investment securities remained steady. Since December 1997, earning assets increased 3.7% with loans growing 4.7% and investment securities and money market investments increasing 1.6%.

At June 30, 1998, total risk assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased slightly to $19.0 million from $18.8 million as of December 31, 1997. As of these dates, risk assets in total were 0.49% and 0.50%, respectively, of total loans and foreclosed properties.

                                     June 30,       December 31,
                                       1998            1997
Nonaccrual loans                     $12,499          $11,233
Restructured loans                       231              248
Foreclosed properties                  2,315            2,881
                                      ------           ------
  Total Non-Performing Assets         15,045           14,362
Past due 90 days or more               3,962            4,405
                                      ------           ------
  Total Risk Assets                  $19,007          $18,767
                                      ======           ======

Risk assets as a % of total
 loans and foreclosed properties       0.49%            0.50%
                                       ====             ====
As of June 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $5.8 million with no related allowance and $42.5 million with $9.7 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the six months ended June 30, 1998, the average balance of impaired loans was $49.6 million and $1.6 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 1998, increased $170.4 million or 4.0% compared to June 1997. Brokered CD's, included in other time, increased $172.9 million since June 1997. Since December 1997, total deposits increased $104.8 million or 2.4% with Brokered CD's increasing $150.6 million in this same period. Other categories had minimal fluctuations.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $9.3 million since June 1997. Since December 1997, ONB's short-term borrowings increased $45.8 million.

Capital
Total shareholders' equity increased $19.6 million since June 1997 and has increased $8.2 million since December 1997. Since June 1997, accumulated other comprehensive income, primarily net unrealized gain on investment securities, increased $7.0 million. During the first six months of 1998, accumulated other comprehensive income decreased $0.9 million and $8.3 million of subordinated debentures converted to common stock.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                     Regulatory Guidelines      June 30,   June 30,  December 31,
                                    ------------------------
                                    Minimum Well-Capitalized     1998        1997       1997
                                    ------- ----------------     ----        ----       ----
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio). . . . 4.00%         5.00%          7.83%     8.18%        7.95%
Tier 1 capital to risk-adjusted
  total assets . . . . . . . .       4.00          6.00          11.82     12.46        12.16
Total capital to risk-adjusted
  total assets . . . . . . . .       8.00         10.00          13.64     14.56        14.24
Shareholders' equity to total assets  N/A           N/A           8.12      8.41         8.39

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

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allows ONB to generate strong net interest income while controlling and monitoring interest rate risk. ONB simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At June 30, 1998 the model's fluctuation has not materially changed from December 31, 1997.

Using static gap, ONB's rate-sensitive assets at June 30, 1998 were 78% of rate-sensitive liabilities in the 1-180 day maturity category and 83% in the 181-365 day category. These figures compared to 79% and 89% on December 31, 1997 and 79% and 89% on June 30, 1997. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Year 2000
With the new millennium drawing near, some computers and software throughout the world may be unable to properly handle dates after December 31, 1999. ONB has developed a plan to address its risk, and has identified and assessed its critical software and hardware. ONB is following a four step approach which includes assessment, renovation, validation and implementation, with awareness being a top priority within and throughout each phase. This approach allows ONB to systematically identify and evaluate all areas of our corporation in a timely and effective manner. All mission critical items have completed the assessment phase and are on schedule to complete the renovation and validation phases by 12/31/98. Updates are reported to executive management of the holding company and the status of the project are reviewed periodically by the corporate and affiliate board of directors. At this time the estimated cost of Year 2000 compliance is not expected to be material to ONB.

Results of Operations

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 1998 was $34.5 million, a 9.5% increase from the same period 1997. Income from continuing operations for the second quarter of 1998 was up 9.3% over 1997. Basic net income from continuing operations per common share for the second quarter of 1998 and for the six months ended June 30, 1998 were $0.62 and $1.25, respectively.

The company's return on average assets (ROA) for the second quarter of 1998 was 1.19% compared to 1.17% for 1997. Year-to-date ROA percentages were 1.19% in 1998 and 1.17% for 1997. Return on average equity (ROE) for the quarter and the first six months of 1998 were 14.61% and 14.68%, respectively, excluding unrealized security gains(losses). These compare favorably to 1997 ROE results of 14.02% and 13.94% for similar periods. Growth in net interest income and other income generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1998 was $113,521 a 2.7% increase over 1997. Net interest income for the second quarter of 1998 was $56,785 compared to $55,908 in 1997, a 1.6% increase over the prior year. The net interest margin for the second quarter was 4.19% and 4.39% for 1998 and 1997, respectively. The year-to-date net interest margin percentage in 1998 was 4.22% compared to 4.38% in 1997. The lower net interest margin resulted from the lower and flatter yield curve and our investment in bank owned life insurance discussed in noninterest income. Increases in earning assets offset the declining yields to contribute to an improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $3.1 million in the second quarter of 1998 compared to $2.8 million in the second quarter of 1997. Year-to-date, the provision for loan losses of $6.1 million compares to $5.6 million in 1997. ONB's net charge-offs were 0.21% of average loans for the current quarter, compared to 0.17% in the second quarter of 1997. For the first six months, net charge-offs were 0.18% in 1998 compared to 0.16% in 1997. The provision and net charge-off levels in the first half of 1997 were low. Levels in 1998 are comparable with the second half of 1997.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.25% at June 30, 1998 compares to 1.24% in 1997. The allowance for loan losses covers all under-performing loans by 2.6 times at June 30, 1998 compared to 2.5 times at December 31, 1997.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 20.8% in the three months ended June 30, 1998 as compared to the same period in 1997. For the first six months, this increase was 15.8%. Both increases were fueled by several factors. Trust fees were up 11.6% for the second quarter and 12.4% for the first six months and income from bank owned life insurance (BOLI) policies, purchased in March 1998 and included in other income, which generated $1.2 million income in the second quarter, $1.3 million year-to-date. There was no BOLI income in 1997. Brokerage income rose over 1997 in excess of 40% for both periods and reached $0.9 million for the quarter and $1.8 million for the first six months. Insurance commission income increased over 17% for these periods and added income of $1.3 million for the quarter and $2.5 million for the first six months. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 1.8% in the second quarter of 1998 compared to 1997. For the first six months noninterest expense increased 2.3% from 1997. Salaries and benefits, together the largest individual component of noninterest expense, increased 1.4% in the second quarter of 1998 compared to 1997. For the first six months, this percentage increased 2.4%. Other expense increased 6.2% over the second quarter of 1997 and 6.1% over 1997 year-to-date. These increases were mainly related to new outsourcing charges, which would have replaced previous salaries and benefit expense, professional fees, and loan related expenses. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, remained relatively unchanged in the second quarter at 30.1% compared to 30.0% in 1997. For the first six months, this percentage was 30.2% for 1998 and 30.1% in 1997.


PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

None



ITEM 5.  Other Information

If a shareholder proposal is introduced at the 1999 Annual Meeting of Shareholders without any discussion of the proposal in the proxy statement, and if the proponent does not notify the Company on or before March 1, 1999, as required by SEC Rule 14a-4(c)(1), of the intent to raise such proposal at the Annual Meeting of Shareholders, then proxies received by the Company for the 1999 Annual Meeting will be voted by the persons named as proxies in their discretion with respect to such proposal. Notice of such proposals is to be given to the Secretary of the Company in writing at its principal executive office, 420 Main Street, P.O. Box 718, Evansville, Indiana 47705.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

(10.1)    Severance Agreement, as amended

(10.2)    Employment Agreement

(27)      Financial Data Schedule


(b) ONB did not file a current report on Form 8-K during the quarter ended June 30, 1998.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   OLD NATIONAL BANCORP
   (Registrant)


 By: s/s  Ronald W. Seib
    Ronald W. Seib
    Vice President
    Corporate Controller



Date: August 14, 1998



                        INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)


10.1    Severance Agreement, as amended

10.2    Employment Agreement

27      Financial Data Schedule