Form 10-Q
period 1998-09-30
OLD NATIONAL BANCORP /IN/
filed 1998-11-17
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
               --------------------------------------------------
                                   FORM 10-Q


    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 0-10888

               --------------------------------------------------


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

Former name, former address and former fiscal year, if changed since last reports.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. Yes  X    No
                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 27.5 million shares outstanding at September 30, 1998.

                              OLD NATIONAL BANCORP
                                   FORM 10-Q
                                     INDEX






PART I.  FINANCIAL INFORMATION
                                                                        Page No.
Item 1.  Financial Statements                                           --------
         Consolidated Balance Sheet
         September 30, 1998 and 1997, and December 31, 1997........         3


         Consolidated Statement of Income
         Three and nine months ended September 30, 1998 and 1997...         4


         Consolidated Statement of Cash Flows
         Nine months ended September 30, 1998 and 1997.............         5


         Notes to Consolidated Financial Statements................         6



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............        11



PART II  OTHER INFORMATION.........................................        15



SIGNATURES.........................................................        16

INDEX OF EXHIBITS..................................................        17

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                             SEPTEMBER 30,     SEPTEMBER 30,       DECEMBER 31,
($ IN THOUSANDS) (UNAUDITED)                                     1998              1997                1997
----------------------------                                 ------------      ------------        ------------
ASSETS
Cash and due from banks...................................    $  131,690        $  136,327          $  159,241
Money market investments..................................        14,742             3,003               7,868
INVESTMENT SECURITIES:
   U.S. Treasury..........................................        99,584           128,069             117,188
   U.S. Government agencies
   and corporations.......................................       941,570           982,267             951,444
   Obligations of states and political
      subdivisions........................................       477,210           450,562             452,933
   Other..................................................        52,202            42,663              45,411
                                                              ----------        ----------          ----------
      TOTAL INVESTMENT SECURITIES.........................     1,570,566         1,603,561           1,566,976
                                                              ----------        ----------          ----------
LOANS
   Commercial.............................................       918,903           858,489             878,690
   Commercial real estate.................................       878,269           727,715             762,505
   Residential real estate................................     1,497,998         1,379,645           1,416,963
   Consumer credit, net of unearned income................       661,695           676,339             672,043
   Financial..............................................        80,690                 -                   -
                                                              ----------        ----------          ----------
      Total Loans.........................................     4,037,555         3,642,188           3,730,201
      Allowance for loan losses...........................       (49,194)          (45,289)            (46,233)
                                                              ----------        ----------          ----------
      NET LOANS...........................................     3,988,361         3,596,899           3,683,968
Other assets..............................................       282,073           273,769             270,162
                                                              ----------        ----------          ----------
      TOTAL ASSETS........................................    $5,987,432        $5,613,559          $5,688,215
                                                              ==========        ==========          ==========

LIABILITIES
DEPOSITS
   Noninterest bearing demand.............................    $  476,992        $  463,076          $  502,276
   Interest bearing:
      NOW accounts........................................       434,080           419,870             450,381
      Savings accounts....................................       453,063           475,065             469,589
      Money market accounts...............................       645,484           645,756             660,240
      Certificates of deposit
      $100,000 and over...................................       396,391           364,007             359,695
      Other time..........................................     1,965,539         1,895,907           1,856,549
                                                              ----------        ----------          ----------
      TOTAL DEPOSITS......................................     4,371,549         4,263,681           4,298,730
                                                              ----------        ----------          ----------


Short-term borrowings.....................................       405,923           444,631             442,686
Other borrowings..........................................       629,758           358,039             388,832
Accrued expenses and other liabilities....................        88,008            77,564              80,764
                                                              ----------        ----------          ----------
   TOTAL LIABILITIES......................................     5,495,238         5,143,915           5,211,012
SHAREHOLDERS' EQUITY
   Common stock...........................................        27,495            26,169              27,457
   Capital surplus........................................       285,384           242,941             299,988
   Retained earnings......................................       157,864           187,213             133,218
   Accumulated other comprehensive
    income, net of tax....................................        21,451            13,321              16,540
                                                              ----------        ----------          ----------
   TOTAL SHAREHOLDERS' EQUITY.............................       492,194           469,644             477,203
                                                              ----------        ----------          ----------
   TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY..............................................    $5,987,432        $5,613,559          $5,688,215
                                                              ==========        ==========          ==========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
($ IN THOUSANDS EXCEPT SHARE                          -----------------------        -------------------------
AND PER SHARE DATA) (UNAUDITED)                          1998         1997             1998            1997
-------------------------------                          ----         ----              ----           ----
INTEREST INCOME
Loans including fees:
   Taxable ......................................     $   86,459   $   79,556        $  250,298     $  231,881
   Non-taxable...................................          1,501        1,062             4,143          3,102
Investment securities:
   Taxable.......................................         17,863       19,515            54,151         56,317
   Non-taxable...................................          5,892        5,813            17,381         17,740
Money market investments.........................            140          180               829            578
                                                      ----------   ----------        ----------     ----------
   Total Interest Income.........................        111,855      106,126           326,802        309,618
                                                      ----------   ----------        ----------     ----------

INTEREST EXPENSE
Savings, NOW and
   money market accounts.........................         10,630       11,408            32,171         33,831
Certificates of deposit of $100,000
   and over......................................          5,618        4,837            16,540         12,644
Other time deposits..............................         27,845       26,799            81,057         78,280
Short-term borrowings............................          5,656        6,085            16,077         16,564
Other borrowings.................................          8,317        4,717            20,572         12,331
                                                      ----------   ----------        ----------     ----------
   Total Interest Expense........................         58,066       53,846           166,417        153,650
                                                      ----------   ----------        ----------     ----------
   Net Interest Income...........................         53,789       52,280           160,385        155,968
Provision for loan losses........................          2,847        3,001             8,947          8,631
                                                      ----------   ----------        ----------     ----------
   Net Interest Income After Provision
   For Loan Losses...............................         50,942       49,279           151,438        147,337
                                                      ----------   ----------        ----------     ----------
NONINTEREST INCOME
Trust fees.......................................          3,271        2,765             9,515          8,318
Service charges on deposit accounts..............          4,082        4,028            12,003         11,830
Loan servicing fees..............................          1,486        1,428             4,438          4,224
Securities gains (losses), net...................            (32)          (2)               19            (12)
Bank-owned life insurance........................          1,307            -             2,640              -
Other income.....................................          3,902        3,388            11,577          9,794
                                                      ----------   ----------        ----------     ----------
   Total Noninterest Income......................         14,016       11,607            40,192         34,154
                                                      ----------   ----------        ----------     ----------
NONINTEREST EXPENSE
Salaries and employee benefits...................         22,807       21,277            67,431         64,867
Occupancy expense................................          2,307        2,338             6,799          6,933
Equipment expense................................          3,146        2,913             9,371          9,077
Marketing expense................................          1,397        1,328             4,236          4,031
FDIC insurance expense...........................            149          175               496            503
Data processing expense..........................          1,372        1,310             3,923          3,884
Supplies expense.................................            947          957             2,902          3,072
Communication and transportation expense.........          1,685        1,698             5,131          5,024
Other expenses...................................          5,474        5,132            16,285         15,319
                                                      ----------   ----------        ----------     ----------
   Total Noninterest Expense.....................         39,284       37,128           116,574        112,710
                                                      ----------   ----------        ----------     ----------
Income from continuing operations ...............
  before income taxes............................         25,674       23,758            75,056         68,781
Provision for income taxes.......................          6,637        6,627            21,549         20,166
                                                      ----------   ----------        ----------     ----------
Income from continuing operations................         19,037       17,131            53,507         48,615
Income (loss) from discontinued
  operations.....................................              -         (451)           (9,854)           395
                                                      ----------   ----------        ----------     ----------
Net Income.......................................     $   19,037   $  $16,680        $   43,653     $   49,010
                                                      ==========   ==========        ==========     ==========
INCOME FROM CONTINUING OPERATIONS
  PER COMMON SHARE
   Basic.........................................     $     0.69   $     0.62        $     1.94     $     1.75
                                                      ==========   ==========        ==========     ==========
   Diluted.......................................     $     0.67   $     0.60        $     1.88     $     1.70
                                                      ==========   ==========        ==========     ==========
Weighted average common shares outstanding:
   Basic.........................................     27,558,932   27,568,395        27,575,431     27,782,167
                                                      ==========   ==========        ==========     ==========
   Diluted.......................................     28,709,286   29,161,180        28,874,475     29,375,337
                                                      ==========   ==========        ==========     ==========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
($ IN THOUSANDS) (UNAUDITED)                                                        1998                1997
----------------------------                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................          $  43,653           $  49,010
                                                                                 ---------           ---------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
   Depreciation........................................................              7,191               7,043
   Amortization of intangible assets...................................              1,026                 973
   Net premium amortization on investment securities...................              2,102               1,174
   Provision for loan losses...........................................              8,947               8,631
   Loss (gain) on sale of investment securities........................                (19)                 12
   Gain on sale of assets..............................................               (236)               (236)
   Increase in interest receivable.....................................             (2,871)             (4,314)
   Increase in other assets............................................            (11,583)            (31,551)
   Increase in accrued expenses and
    other liabilities..................................................              3,999               9,079
                                                                                 ---------           ---------
      Total adjustments................................................              8,556              (9,189)
                                                                                 ---------           ---------
   Net cash flows provided by operating activities.....................             52,209              39,821
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale...................           (430,911)           (321,576)
Proceeds from maturities and paydowns of investment
   securities available-for-sale.......................................            343,224             216,247
Proceeds from sales of investment securities available-
   for-sale............................................................             90,170              24,281
Net principal collected from (loans made to) customers:
  Commercial and financial.............................................           (122,592)            (63,123)
  Mortgage.............................................................           (250,257)           (149,748)
  Consumer.............................................................              6,396              17,741
Proceeds from sale of mortgage loans...................................             53,520              15,199
Proceeds from sale of premises and equipment...........................                438                 571
Purchase of premises and equipment.....................................             (6,372)             (7,139)
                                                                                 ---------           ---------
   Net cash flows used in investing activities.........................           (316,384)           (267,547)
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest bearing demand..........................................            (25,284)            (49,205)
   NOW Accounts........................................................            (16,301)            (29,616)
   Savings accounts....................................................            (16,526)            (13,706)
   Money market accounts...............................................            (14,756)            (60,037)
   Certificates of deposit $100,000 and over...........................             36,696             106,019
   Other time deposits.................................................            108,990              42,202
   Short-term borrowings...............................................            (36,763)            108,646
   Other borrowings....................................................            249,370              70,631
Issuance of medium-term notes..........................................                  -              49,300
Cash dividends paid....................................................            (19,006)            (16,898)
Common stock repurchased...............................................            (35,610)            (32,059)
Common stock reissued, net of shares used to convert
  subordinated debentures..............................................             12,688               5,487
                                                                                 ---------           ---------
   Net cash flows provided by financing activities.....................            243,498             180,764
                                                                                 ---------           ---------
Net increase (decrease) in cash and cash equivalents...................            (20,677)            (46,962)
Cash and cash equivalents at beginning of period.......................            167,109             186,292
                                                                                 ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................          $ 146,432           $ 139,330
                                                                                 =========           =========


   Total interest paid.................................................          $ 163,900           $ 148,834
                                                                                 =========           =========
   Total taxes paid....................................................          $  17,873           $  18,217
                                                                                 =========           =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities (ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of September 30, 1998 and 1997 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests.

2.   NET INCOME PER SHARE
     --------------------

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 29, 1998 to shareholders of record on January 8, 1998. All share and per share data presented herein have been restated for the effects of this stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 5). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and an additional common shares, 1.1 million for the quarter and 1.2 million year-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                                                  For the three                           For the three
                                                   months ended                            months ended
                                                September 30, 1998                      September 30, 1997
                                         --------------------------------        -------------------------------
                                                                Per-Share                              Per-Share
                                         Income      Shares       Amount         Income      Shares      Amount
Basic EPS
---------
Income from continuing
 operations available to
  common stockholders                    $19,037     27,559       $0.69          $17,131     27,568      $0.62
                                                                  =====                                  =====


Effect of Dilutive
 Securities:
Stock options                                            68                                      95
8% convertible debentures                    263      1,082                          368      1,498
                                         -------     ------                      -------     ------

Diluted EPS
-----------
Income from continuing
 operations available to
  common stockholders
  + assumed conversions                  $19,300     28,709       $0.67          $17,499     29,161      $0.60
                                         =======     ======       =====          =======     ======      =====

                                                  For the nine                            For the nine
                                                  months ended                            months ended
                                                September 30, 1998                      September 30, 1997
                                         --------------------------------        -------------------------------
                                                                Per-Share                              Per-Share
                                         Income      Shares       Amount         Income      Shares      Amount
Basic EPS
---------
Income from continuing
 operations available to
  common stockholders                    $53,507     27,575       $1.94          $48,615     27,782      $1.75
                                                                  =====                                  =====


Effect of Dilutive
 Securities:
Stock options                                            82                                      96
8% convertible debentures                    875      1,217                        1,103      1,497
                                         -------     ------                      -------     ------

Diluted EPS
-----------
Income from continuing
 operations available to
  common stockholders
  + assumed conversions                   $54,382      28,874       $1.88        $49,718     29,375      $1.70
                                          =======      ======       =====        =======     ======      =====


3.   MERGER AND DIVESTITURE ACTIVITY
     -------------------------------

Pending Mergers
---------------

On May 27, 1998, ONB and Southern Bancshares LTD (Southern) of Carbondale, Illinois, executed a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Southern. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Southern's shareholders and regulatory authorities. As of September 30, 1998, Southern's financial statements reflected $251.0 million in total assets, net loans of $188.4 million, total deposits of $221.4 million and net income for the nine months then ended of $2,637 thousand. This merger is expected to be consummated in the first quarter of 1999.

Discontinued Operations
-----------------------

In April 1998, ONB announced it would look at exit strategies from its sub-prime lending affiliate, Consumer Acceptance Corporation (CAC). During June 1998, ONB finalized the sale of CAC's sub-prime auto loans, which closed in July 1998. ONB has accounted for this entity as discontinued operations on the consolidated financial statements. Net assets of the entity which were included in other assets were $78.6 million at September 30, 1997 and $79.2 million at December 31, 1997. Income(loss) from discontinued operations for the three and nine months ended September 30, 1998 and 1997 were as follows ($ in thousands):

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                               1998          1997          1998         1997
                                              ------        ------        ------       ------
Income (loss) before taxes
 from operations of discontinued
 operations                                    $  -        $ (754)       $(7,943)       $ 657
Income tax expense (benefit)                      -          (303)        (3,183)         262
                                               ----        -------       --------       -----
Income (loss) from operations of
 discontinued operations                          -          (451)        (4,760)         395
                                               ----        -------       --------       -----



Loss before taxes from disposal
 of discontinued operations                       -             -         (8,489)           -
Income tax benefit                                -             -         (3,395)           -
                                               ----        -------       --------       -----
Loss from disposal of discontinued
 operations                                       -             -         (5,094)           -
                                               ----        -------       --------       -----

Income (loss) from discontinued
 operations                                    $  -        $ (451)       $(9,854)       $ 395
                                               ====        =======       ========       =====

Income (loss) from discontinued
 operations per common share
   Basic                                       $  -        $(0.01)       $ (0.36)       $0.02
                                               ====        =======       ========       =====
   Diluted                                     $  -        $(0.02)       $ (0.34)       $0.01
                                               ====        =======       ========       =====


4.   INVESTMENTS
     -----------

The market value and amortized cost of investment securities as of September 30, 1998 are set forth below ($ in thousands):

                                            Market Value       Amortized Cost
                                            ------------       --------------

Available-for-Sale, at market value          $1,570,566          $1,534,847
                                             ==========          ==========

5.   BORROWINGS
     ----------

ONB has outstanding $22.0 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 49.218 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund contribution of $2.5 million principal amount of debentures less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of September 30, 1998, 1.1 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of September 30, 1998, a total of $32.0 million of the notes were outstanding, with maturities ranging from one to five years and fixed interest rates of 6.1% to 7.0%. At September 30, 1997, ONB had outstanding $44 million of medium term notes.

ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of September 30, 1998, a total of $64.3 million of the notes were outstanding, with maturities ranging from four to nine years and fixed interest rates from 6.4% to 7.0%. At September 30, 1997, ONB had $49.3 million outstanding under this program.

As of September 30, 1998, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with these unaffiliated banks. As of September 30, 1998, $8.1 million was outstanding under these lines bearing interest rates that averaged 6.34%. As of September 30, 1997, $25.4 million was outstanding.

6.   INTEREST RATE CONTRACTS
     -----------------------

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

At September 30, 1998, ONB has an interest rate swap with a notional value of $20 million. The contract is an exchange of interest payments with no affect on the principle amounts of the underlying hedged liability. The fair value of the swap contract was $0.1 million as of September 30, 1998. ONB pays the counterparty a variable rate based on three-month LIBOR and receives a fixed rate of 6.50%. The contract terminates on or prior to March 13, 2008.

At September 30, 1998, ONB has interest rate cap agreements (caps) with notional amounts of $11 million with no fair value. These caps are indexed to LIBOR with a strike price of 5.00% and mature in 1999. The carrying value at September 30, 1998 was $0.1 million.

ONB is exposed to losses if a counterparty fails to make its payments under a contract in which ONB is in the receiving position. Although collateral or other security is not obtained, ONB minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

7.   IMPACT OF ACCOUNTING CHANGES
     ----------------------------

Effective January 1, 1998, ONB adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The new rule requires reporting of comprehensive income, which includes net income and all other nonowner changes in equity during the period.

                                                         Three Months Ended                     Nine Months Ended

                                                    September           September         September           September
                                                     30, 1998            30, 1997          30, 1998            30, 1997
                                                    ---------           ---------         ---------           ---------
($ in Thousands)
Net income                                           $19,037             $16,680           $43,653             $49,010
Unrealized gains (losses) on securities:
 Unrealized holding gains
   arising during period, net of tax                   5,822               4,704             4,900               5,434
 Less: reclassification adjustment
   for (gains) losses realized
   in net income, net of tax                             (19)                  1                11                   7
                                                     -------             -------           -------             -------
 Net unrealized gains                                  5,803               4,705             4,911               5,441
                                                     -------             -------           -------             -------

Comprehensive income                                 $24,840             $21,385           $48,564             $54,451
                                                     =======             =======           =======             =======


ONB also adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information on operating segments. Segment data will be disclosed starting December 31, 1998, including interim periods. The adoption of the above statement did not have a material impact on ONB's disclosures.

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for ONB). ONB doesn't expect the impact of this statement will be material to the results of operations or its financial position, due to its limited use of derivative instruments.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of September 30, 1998, as compared to September 30, 1997 and December 31, 1997, and the results of operations from continuing operations for the three and nine months ended September 30, 1998 and 1997.

FINANCIAL CONDITION
-------------------
ONB's assets at September 30, 1998 were $5.987 billion, a 6.7% increase since September 1997 and a 5.3% increase since December 1997. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 7.1% over the prior year. During the past year, the mix of earning assets reflected loan growth of 10.8% while money market investments and investment securities decreased a combined 1.3%. Since December 1997, earning assets increased 6.0% with loans growing 8.2% and investment securities and money market investments increasing 0.7%.

At September 30, 1998, total risk assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased slightly to $20.8 million from $18.8 million as of December 31, 1997. As of these dates, risk assets in total were 0.52% and 0.50%, respectively, of total loans and foreclosed properties.

                                            September 30,           December 31,
                                                1998                    1997
                                                ----                    ----
Nonaccrual loans                              $12,735                 $11,233
Restructured loans                                169                     248
Foreclosed properties                           2,355                   2,881
                                              --------                --------
  Total Non-Performing Assets                  15,259                  14,362
Past due 90 days or more                        5,578                   4,405
                                              --------                --------
  Total Risk Assets                           $20,837                 $18,767
                                              ========                ========

Risk assets as a % of total
 loans and foreclosed properties                 0.52%                   0.50%
                                              ========                ========

As of September 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $6.6 million with no related allowance and $45.0 million with $10.0 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the nine months ended September 30, 1998, the average balance of impaired loans was $49.8 million and $2.6 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 1998, increased $107.9 million or 2.5% compared to September 1997. Brokered CD's, included in other time, increased $116.7 million since September 1997. Since December 1997, total deposits increased $72.8 million or 1.7% with brokered CD's increasing $121.1 million in this same period. Other categories had minimal fluctuations.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased $38.7 million since September 1997 and $36.8 million since December 1997. Other borrowings, which is primarily debt from Federal Home Loan Banks, rose $271.7 million over September 1997 and $240.9 million over December 1997.

CAPITAL
-------
Total shareholders' equity increased $22.6 million since September 1997 and has increased $15.0 million since December 1997. Accumulated other comprehensive income, primarily net unrealized gain on investment securities, increased $8.1 million since September 1997 and $4.9 million since December 1997. The lower current interest rate environment increased the market value of the investment security portfolio. In the first quarter of 1998 $8.3 million of subordinated debentures converted to common stock.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                             Regulatory Guidelines           September 30,        December 31,
                                          ----------------------------     -----------------      ------------
                                          Minimum     Well-Capitalized     1998         1997          1997
                                          -------     ----------------     ----         ----          ----
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)..........    4.00%            5.00%          7.74%        7.99%         7.95%
Tier 1 capital to risk-adjusted
  total assets.........................    4.00             6.00          11.49        12.24         12.16
Total capital to risk-adjusted
  total assets.........................    8.00            10.00          13.27        14.33         14.24
Shareholders' equity to total assets...     N/A             N/A            8.22         8.37          8.39


Each of ONB's affiliate banks have capital ratios which exceed regulatory minimum and well-capitalized guidelines.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
----------------------------------------
ONB continually monitors its liquidity and actively manages its asset/liability position. The purpose of liquidity management is to match the sources of funds with anticipated customer borrowings and withdrawals and other obligations. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow ONB to generate strong net interest income while controlling and monitoring interest rate risk. ONB simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At September 30, 1998 the model's fluctuations has not materially changed from December 31, 1997.

Using static gap, ONB's rate-sensitive assets at September 30, 1998 were 79% of rate-sensitive liabilities in the 1-180 day maturity category and 84% in the 181-365 day category. These figures compared to 79% and 89% on December 31, 1997 and 78% and 87% on September 30, 1997. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

YEAR 2000
---------
With the new millennium drawing near, some computers and software throughout the world may be unable to properly handle dates after December 31, 1999. Business, including banking organizations, rely on modern computers to handle the high volume of transactions which comprise our financial results. ONB has developed a plan to address its risk, and has identified and assessed its critical software and hardware. ONB is following a four step approach which includes assessment, renovation, validation and implementation, with awareness being a top priority within and throughout each phase. This approach allows ONB to systematically identify and evaluate all areas of our corporation in a timely and effective manner. All mission critical items have completed the assessment phase and are on schedule to complete the renovation and validation phases by December 31, 1998. Non-mission critical items have been evaluated and will be tested by June 30, 1999. Besides testing and replacing software and computers, ONB is also preparing contingency plans for mission critical operational processes and is evaluating critical customers, vendors and service suppliers. Updates are reported to executive management of the holding company and the status of the project are reviewed periodically by the corporate and affiliate board of directors. At this time the estimated cost of Year 2000 compliance is not expected to be material to ONB.

RESULTS OF OPERATIONS
---------------------

INCOME FROM CONTINUING OPERATIONS
---------------------------------

Income from continuing operations for the nine months ended September 30, 1998 was $53.5 million, a 10.1% increase from the same period 1997. Income from continuing operations for the third quarter of 1998 was up 11.1% over 1997. Basic net income from continuing operations per common share for the third quarter of 1998 and for the nine months ended September 30, 1998 were $0.69 and $1.94, respectively.

The company's return on average assets (ROA) for the third quarter of 1998 was 1.28% compared to 1.23% for 1997. Year-to-date ROA percentages were 1.22% in 1998 and 1.19% for 1997. Return on average equity (ROE) for the quarter and the first nine months of 1998 were 16.12% and 15.17%, respectively, excluding unrealized security gains(losses). These compared favorably to 1997 ROE results of 15.09% and 14.33% for similar periods. Growth in net interest income and other income combined with a lower effective tax rate generated the net income improvements.

NET INTEREST INCOME/NET INTEREST MARGIN (TAXABLE EQUIVALENT BASIS)
------------------------------------------------------------------

Year-to-date net interest income for 1998 was $170,912, a 2.8% increase over 1997. Net interest income for the third quarter of 1998 was $57,390 compared to $55,652 in 1997, a 3.1% increase over the prior year. The net interest margin for the third quarter was 4.13% and 4.27% for 1998 and 1997, respectively. The year-to-date net interest margin percentage in 1998 was 4.19% compared to 4.34% in 1997. The lower net interest margin resulted from the lower and flatter yield curve and our investment in bank-owned life insurance discussed in noninterest income. Increases in earning assets offset the declining yields to contribute to an improved net interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses was $3.0 million in the third quarter of 1998 compared to $2.8 million in the third quarter of 1997. Year-to-date, the provision for loan losses of $8.9 million compared to $8.6 million in 1997. ONB's net charge-offs were 0.25% of average loans for the current quarter, compared to 0.23% in the third quarter of 1997. For the first nine months, net charge-offs were 0.21% in 1998 compared to 0.18% in 1997. The provision and net charge-off levels in the first half of 1997 were lower than in the last half of 1997. Levels in 1998 are comparable with the second half of 1997.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.22% at September 30, 1998 compares to 1.24% in 1997. The allowance for loan losses covers all under-performing loans by 2.4 times at September 30, 1998 compared to 2.5 times at December 31, 1997.


NONINTEREST INCOME
------------------

Excluding securities gains (losses), noninterest income increased 20.8% in the three months ended September 30, 1998 as compared to the same period in 1997. For the first nine months, this increase was 17.7%. Both increases were fueled by several factors. Trust fees were up 18.3% for the third quarter and 14.4% for the first nine months due to continued development of new and current trust business. Income from bank-owned life insurance (BOLI) policies, purchased in March 1998, generated $1.3 million income in the third quarter and $2.6 million year-to-date. There was no BOLI income in 1997. In other income, brokerage revenue rose over 1997 in excess of 25% for both periods and reached $0.9 million for the quarter and $2.7 million for the first nine months. Insurance commission income increased 11.1% over 1997 for the first nine months and added income of $1.2 million for the quarter and $3.7 million for the first nine months. Most other categories of noninterest income were comparable to last year's results.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased 5.8% in the third quarter of 1998 compared to 1997. For the first nine months noninterest expense increased 3.4% from 1997. Salaries and benefits, together the largest individual component of noninterest expense, increased 7.2% in the third quarter of 1998 and 4.0% for the first nine months compared to 1997. Incentives were negatively impacted in 1997 by the Consumer Acceptance Corporation losses. Other expense increased 6.7% over the third quarter of 1997 and 6.3% over 1997 year-to-date. These increases were mainly related to new outsourcing charges, which would have replaced previous salaries and benefit expense, professional fees, and loan related expenses. Most other categories of noninterest expense experienced relatively small changes between the years.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes, as a percentage of pre-tax income, decreased in the third quarter to 25.8% compared to 27.9% in 1997. For the first nine months, this percentage was 28.7% for 1998 and 29.3% in 1997. The BOLI income discussed in noninterest income is exempt from taxation. The tax benefit since the initial investment was recorded in the third quarter of 1998 which corresponded with the contract finalization.

PART II
OTHER INFORMATION


ITEM 1.  Legal Proceedings
--------------------------

         NONE


ITEM 2.  Changes in Securities
------------------------------

         NONE


ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

         NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         NONE


ITEM 5.  Other Information
--------------------------

         NONE


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits as required by Item 601 of Regulation S-K.

         (27)   Financial Data Schedule

(b) ONB did not file a current report on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     OLD NATIONAL BANCORP
     --------------------
     (Registrant)


     By: /s/ John S. Poelker
             -----------------------
             John S. Poelker
             Senior Vice President
             Chief Financial Officer



Date: November 16, 1998

                               INDEX OF EXHIBITS


REGULATION S-K
REFERENCE
(ITEM 601)
----------

27       Financial Data Schedule