Form 10-Q
period 1999-03-31
OLD NATIONAL BANCORP /IN/
filed 1999-05-14
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 46.1 million shares outstanding at March 31, 1999.



                      OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements                             Page No.
       Consolidated Balance Sheet
       March 31, 1999 and 1998, and December 31, 1998       3


       Consolidated Statement of Income
       Three months ended March 31, 1999 and 1998           4


       Consolidated Statement of Cash Flows
       Three months ended March 31, 1999 and 1998           5


       Notes to Consolidated Financial Statements           6



Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations       10



PART II  OTHER INFORMATION                                 14



SIGNATURES                                                 16

INDEX OF EXHIBITS                                          17


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                      March 31,   March 31,    December 31,
($ in thousands) (unaudited)                             1999        1998          1998
Assets
Cash and due from banks ----------------------        $135,504    $145,277       $165,094
Money market investments----------------------          27,372       9,311         16,699
Investment Securities
 U.S. Treasury ------------------------------           81,002     113,296         92,741
 U.S. Government agencies
   and corporations ------------------------         1,105,102     972,176        995,492
 Obligations of states and political
   Subdivisions ----------------------------           511,780     452,982        491,139
 Other --------------------------------------           55,956      50,118         57,302
                                                     ---------   ---------      ---------
   Total Investment Securities -------------         1,753,840   1,588,572      1,636,674
                                                     ---------   ---------      ---------
Loans
 Commercial ---------------------------------        1,071,652     916,798      1,027,792
 Commercial real estate ---------------------          971,407     778,186        944,813
 Residential real estate --------------------        1,736,648   1,543,900      1,688,572
 Consumer credit, net of unearned income ----          699,780     710,241        693,079
                                                     ---------   ---------      ---------
   Total Loans -----------------------------         4,479,487   3,949,125      4,354,256
   Allowance for loan losses ---------------           (54,487)    (50,639)       (51,847)
                                                     ---------   ---------      ---------
   Net Loans -------------------------------         4,425,000   3,898,486      4,302,409
Other assets ---------------------------------         301,302     372,747        295,735
                                                     ---------   ---------      ---------
   Total Assets ----------------------------        $6,643,018  $6,014,393     $6,416,611
                                                     =========   =========      =========

Liabilities
Deposits
 Noninterest bearing demand -----------------         $515,176    $493,377       $553,704
 Interest bearing:
   NOW accounts ----------------------------           516,250     484,093        539,169
   Savings accounts ------------------------           516,270     505,058        501,780
   Money market accounts -------------------           678,566     653,171        678,484
   Certificates of deposit
   $100,000 and over -----------------------           449,877     396,214        390,123
   Other time ------------------------------         2,116,555   1,983,725      2,005,598
                                                     ---------   ---------      ---------
   Total Deposits --------------------------         4,792,694   4,515,638      4,668,858
                                                     ---------   ---------      ---------

Short-term borrowings ------------------------         566,767     388,952        506,320
Other borrowings -----------------------------         659,153     502,863        629,868
Accrued expenses and other liabilities -------          89,131      90,409         91,920
                                                     ---------   ---------      ---------
 Total Liabilities --------------------------        6,107,745   5,497,862      5,896,966
                                                     ---------   ---------      ---------
Shareholders' Equity
 Common stock -------------------------------           46,131      29,498         30,388
 Capital surplus ----------------------------          352,376     308,251        350,256
 Retained earnings --------------------------          123,884     161,577        119,902
 Accumulated other comprehensive
    income, net of tax -----------------------          12,882      17,205         19,099
                                                     ---------   ---------      ---------
 Total Shareholders= Equity ------------------         535,273     516,531        519,645
                                                     ---------   ---------      ---------
 Total Liabilities and Shareholders'
   Equity -----------------------------------       $6,643,018  $6,014,393     $6,416,611
                                                     =========   =========      =========


The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                      Three Months Ended
   ($ and shares in thousands except                      March   31,
   per share data) (Unaudited)                         1999          1998
   Interest income
   Loans including fees:
     Taxable -----------------------------------      $89,329       $84,704
     Non-taxable -------------------------------        1,735         1,258
   Investment securities:
     Taxable -----------------------------------       18,802        19,057
     Non-taxable -------------------------------        6,200         5,692
   Money market investments --------------------          389           604
                                                      -------       -------
     Total Interest Income ---------------------      116,455       111,315
                                                      -------       -------

   Interest Expense
   Savings, NOW and
     money market accounts ---------------------       10,326        11,527
   Certificates of deposit of $100,000
     and over ----------------------------------        5,787         5,636
   Other time deposits -------------------------       27,255        27,186
   Short-term borrowings -----------------------        5,946         5,200
   Other borrowings ----------------------------        9,078         5,929
                                                      -------       -------
     Total Interest Expense --------------------       58,392        55,478
                                                      -------       -------
     Net Interest Income -----------------------       58,063        55,837
   Provision for loan losses -------------------        2,803         3,079
                                                      -------       -------
     Net Interest Income After Provision
     For Loan Losses ---------------------------       55,260        52,758
                                                      -------       -------
   Noninterest Income
   Trust fees ----------------------------------        3,478         3,244
   Service charges on deposit accounts----------        4,207         4,132
   Loan servicing fees -------------------------        1,273         1,596
   Insurance premiums and commissions ----------        1,328         1,352
   Investment product fees ---------------------        1,313         1,178
   Bank-owned life insurance -------------------        1,100           153
   Securities gains net ------------------------        1,321            45
   Other income --------------------------------        2,061         2,147
                                                      -------       -------
     Total Noninterest Income ------------------       16,081        13,847
                                                      -------       -------
   Noninterest Expense
   Salaries and employee benefits --------------       25,249        23,542
   Occupancy expense ---------------------------        2,591         2,381
   Equipment expense ---------------------------        3,236         3,244
   Marketing expense ---------------------------        1,327         1,378
   FDIC insurance expense ----------------------          187           186
   Data processing expense ---------------------        1,433         1,397
   Supplies expense ----------------------------        1,020         1,035
   Communication and transportation expense             1,831         1,861
   Other expenses ------------------------------        6,764         5,676
                                                      -------       -------
     Total Noninterest Expense -----------------       43,638        40,700
                                                      -------       -------
   Income from continuing operations
     before income taxes -----------------------       27,703        25,905
   Provision for income taxes ------------------        7,693         7,930
                                                      -------       -------
   Income from continuing operations -----------       20,010        17,975
   Loss from discontinued operations -----------            0          (661)
                                                      -------       -------
   Net Income ----------------------------------      $20,010       $17,314
                                                      =======       =======
   Income from continuing operations
     per common share
     Basic -------------------------------------        $0.43         $0.39
                                                        =====         =====
     Diluted -----------------------------------        $0.42         $0.38
                                                        =====         =====
   Net income per common share
     Basic -------------------------------------        $0.43         $0.38
                                                        =====         =====
     Diluted -----------------------------------        $0.42         $0.37
                                                        =====         =====
   Weighted average common shares outstanding:
     Basic -------------------------------------       46,073        45,773
                                                       ======        ======
     Diluted -----------------------------------       47,880        48,308
                                                       ======        ======

   The accompanying notes are an integral part of this statement.



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 Three Months Ended
                                                                      March 31,
($ in thousands) (unaudited)                                      1999        1998
Cash flows from operating activities:
Net income -------------------------------------------------   $ 20,010    $ 17,314
                                                               --------    --------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation ---------------------------------------------       2,656       2,532
 Amortization of intangible assets ------------------------         394         452
 Net premium amortization on investment securities --------         548         539
 Provision for loan losses --------------------------------       2,803       3,079
 Gain on sale of investment securities --------------------      (1,321)        (45)
 Gain on sale of assets -----------------------------------         (17)       (259)
 (Increase) decrease in interest receivable ---------------        (371)        320
 Increase in other assets ---------------------------------      (4,796)    (92,869)
 Increase in accrued expenses and
    other liabilities -------------------------------------         959       9,844
                                                               --------    --------
   Total adjustments -------------------------------------          855     (76,407)
                                                               --------    --------
 Net cash flows provided by (used in) operating activities       20,865     (59,093)
                                                               --------    --------

Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired -----------      5,914          --
Purchase of investment securities available-for-sale -------   (418,343)   (132,794)
Proceeds from maturities and paydowns of investment
 securities available-for-sale ----------------------------     208,945     102,385
Proceeds from sales of investment securities available-
 for-sale -------------------------------------------------     101,070      49,190
Net principal collected from (loans made to) customers:
  Commercial and financial ---------------------------------    (36,226)    (13,924)
  Mortgage -------------------------------------------------    (68,930)    (59,067)
  Consumer -------------------------------------------------     (5,599)     15,062
Proceeds from sale of mortgage loans -----------------------      3,540      23,333
Proceeds from sale of premises and equipment ---------------        116         278
Purchase of premises and equipment -------------------------     (2,614)     (3,112)
                                                               --------    --------
 Net cash flows used in investing activities --------------    (212,127)   ( 18,649)
                                                               --------    --------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand -------------------------------     (55,672)    (32,581)
 NOW Accounts ---------------------------------------------     (22,919)     (3,781)
 Savings accounts -----------------------------------------      11,260         594
 Money market accounts ------------------------------------          82     (23,567)
 Certificates of deposit $100,000 and over ----------------      57,719      15,960
 Other time deposits --------------------------------------      97,584      38,003
 Short-term borrowings ------------------------------------      60,447     (53,733)
 Other borrowings -----------------------------------------      29,285     122,420
Cash dividends paid ----------------------------------------     (7,248)     (6,410)
Common stock repurchased -----------------------------------     (2,786)    (10,507)
Common stock reissued, net of shares used to convert
  subordinated debentures ----------------------------------      4,593       6,689
                                                               --------    --------
 Net cash flows provided by financing activities ----------     172,345      53,087
                                                               --------    --------
Net decrease in cash and cash equivalents ------------------    (18,917)    (24,655)
Cash and cash equivalents at beginning of period -----------    181,793     179,243
                                                               --------    --------
Cash and cash equivalents at end of period -----------------   $162,876    $154,588
                                                               ========    ========


 Total interest paid --------------------------------------    $ 58,987    $ 55,854
                                                               ========    ========
 Total taxes paid -----------------------------------------    $  7,150    $    860
                                                               ========    ========

The accompanying notes are an integral part of this statement.


Old National Bancorp
Notes to Consolidated Financial Statements


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities
(ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of March 31, 1999 and 1998 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

2.  Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 28, 1999 to shareholders of record on January 7, 1999. On April 15, 1999, a three-for-two stock split was declared to shareholders of record on May 3, 1999. The dividend will be paid May 24, 1999. All share and per share data presented herein have been restated for the effects of the stock dividend and stock split.

Net income on a diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 5). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and an additional common shares 1.7 million year-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                               For the three              For the three
                               months ended               months ended
                               March 31, 1999            March 31, 1998
                                         Per-Share                  Per-Share
                           Income Shares  Amount     Income  Shares  Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders     $20,010 46,073  $0.43      $17,975  45,773  $0.39
                                          =====                       =====
Effect of Dilutive
 Securities:
Stock options                        104                         238
8% convertible debentures     263  1,703                 348   2,297
                         -------- ------             -------  ------
Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions  $20,273 47,880   $0.42      $18,323  48,308  $0.38
                         ======= ======   =====      =======  ======  =====


3.   Merger and Divestiture Activity

Completed Mergers

On Januray 29, 1999, ONB and Southern Bancshares LTD (Southern) of Carbondale, Illinois, consummated a merger in which ONB issued 2,552,436 common shares in exchange for all of the shares of Southern. This transaction was accounted for as a pooling-of-interests. Net income for Southern prior to merger included in these statements for the period ended January 29, 1999 was $332 thousand.

On February 5,1999 ONB and Dulaney Bancorp (Dulaney) of Marshall,
Illinois, consummated a merger in which ONB issued 472,284 common shares in exchange for all the shares of Dulaney. This transaction was accounted for as a pooling-of-interests without restatement of prior years due to immateriality.

Discontinued Operations

In April 1998, ONB announced it would look at exit strategies from its sub-prime lending affiliate, Consumer Acceptance Corporation (CAC). During June 1998, ONB finalized the sale of CAC's sub-prime auto loans, which closed in July 1998. ONB has accounted for this entity as discontinued operations on the consolidated financial statements. Net assets of the entity which were included in other assets were $84.7 million at March 31, 1998. Loss from discontinued operations for the three months ended March 31, 1998 was as follows ($ in thousands):

                                            Three Months Ended
                                             March 31, 1998

 Loss before taxes
   from operations of discontinued
   operations                                   $(1,111)
 Income tax benefit                                (450)
                                                --------
 Loss from operations of
   discontinued operations                         (661)
                                                --------

 Loss from discontinued
   operations                                     $(661)
                                                =======
 Loss from discontinued
   operations per common share
     Basic                                       $(0.01)
                                                =======
     Diluted                                     $(0.01)
                                                =======

4.   Investments

The market value and amortized cost of investment securities as of March 31, 1999 are set forth below ($ in thousands):

                                       Market Value   Amortized Cost

Available-for-sale, at market value      $1,753,840      $1,732,629


5.   Borrowings

ONB has outstanding $22.0 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 77.519 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund contribution of $2.5 million principal amount of debentures less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of March 31, 1999, 1.7 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of March 31, 1999, a total of $32.0 million of the notes were outstanding, with maturities ranging from one to four years and fixed interest rates of 6.7% to 7.1%. At March 31, 1998, ONB had outstanding $34 million of medium term notes.

ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable.
As of March 31, 1999 and 1998, a total of $64.3 million of the notes were outstanding, with maturities ranging from one to nine years and fixed interest rates from 6.4% to 7.0%.

As of March 31, 1999, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with these unaffiliated banks. As of March 31, 1999, no balance was outstanding under these lines. As of March 31, 1998, $19.0 million was outstanding.

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

At March 31, 1999, ONB has interest rate swaps with a notional value of $65 million. The contracts are an exchange of interest payments with no affect on the principal amounts of the underlying hedged liability. The fair value of the swaps were $(1.4) million as of March 31, 1999. ONB pays the counterparty a variable rate based on three-month LIBOR and receives fixed rates ranging from 5.375% to 7.0%. The contracts terminate on or prior to January 28, 2009.
At March 31, 1999, ONB has an interest rate cap agreement (cap) with a notional amount of $8 million with no fair value. These caps are indexed to LIBOR with a strike price of 5.00% and mature in 1999. The carrying value at March 31, 1999 was $0.1 million.

ONB is exposed to losses if a counterparty fails to make its payments under a contract in which ONB is in the receiving position. Although collateral or other security is not obtained, ONB minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.


7.   Comprehensive Income


                                            Three Months Ended
                                           March 31    March 31
                                             1999        1998

    ($ in Thousands)
    Net income                               $20,010   $17,314
    Unrealized gains (losses) on
    securities:
     Unrealized holding gains (losses)
       arising during period, net of tax      (5,424)      563
     Less: reclassification adjustment
       for (gains) losses realized
       In net income, net of tax                (793)      (27)
                                             --------  -------
     Net unrealized gains                     (6,217)      536
                                             --------  -------
    Comprehensive income                     $13,793   $17,850
                                             ========  =======

8.   Segment Data
                            Community
                            Banking       Other     Total
March 31,1999

Net interest income          $58,892      $(829)   $58,063
Income tax expense (benefit)   8,850     (1,157)     7,693
Segment profit (loss)         20,993       (983)    20,010
Total assets               6,568,683      74,335 6,643,018

March 31, 1998

Net interest income          $56,882    $(1,045)    55,837
Income tax expense (benefit)   8,958     (1,028)     7,930
Segment profit (loss)         19,590     (1,615)    17,975
Total assets               5,923,388      91,005 6,014,393

7.  Impact of Accounting Changes

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



PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of March 31, 1999, as compared to March 31, 1998 and December 31, 1998, and the results of operations from continuing operations for the three months ended March 31, 1999 and 1998.

Financial Condition
ONB's assets at March 31, 1999 were $6.643 billion, a 10.4% increase since March 1998 and a 3.5% increase since December 1998. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 12.9% over the prior year. During the past year, the mix of earning assets reflected loan growth of 13.4% while money market investments and investment securities increased a combined 11.5%. Since December 1998, earning assets increased 4.2% with loans growing 2.9% and investment securities and money market investments increasing 7.7%.

At March 31, 1999, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) decreased slightly to $23.6 million from $25.1 million as of December 31, 1998. As of these dates, under-performing assets in total were 0.53% and 0.58%, respectively, of total loans and foreclosed properties.

                                March 31,       December 31,
                                   1999             1998
Nonaccrual loans                 $16,203          $17,034
Restructured loans                   173              116
Foreclosed properties              3,107            2,542
                                 -------          -------
  Total Non-performing Assets     19,483           19,692
                                 -------          -------
Past due 90 days or more           4,099            5,389
                                 -------          -------
  Total Under-performing Assets  $23,582          $25,081
                                 =======          =======

Unper-performing assets as a % of total
 loans and foreclosed properties    0.53%            0.58%
                                    =====            =====

As of March 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $7.9 million with no related allowance and $43.4 million with $9.0 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the three months ended March 31, 1999, the average balance of impaired loans was $49.2 million and $0.8 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 1999, increased $277.1 million or 6.1% compared to March 1998. Brokered CD's, included in other time, increased $157.9 million since March 1998.  Since December
1998, total deposits increased $123.8 million or 2.6% with brokered CD's increasing $109.3 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $177.8 million since March 1998 and $60.4 million since December 1998. Other borrowings, which is primarily debt from Federal Home Loan Banks, rose $156.3 million over March 1998 and $29.3 million over December 1998.

Capital
Total shareholders' equity increased $18.7 million since March 1998 and $15.6 million since December 1998. Accumulated other comprehensive income, primarily net unrealized gain on investment securities, decreased $4.3 million since March 1998 and $6.2 million since December 1998.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                      Regulatory Guidelines       March31,      December 31,
                                    Minimum Well-Capitalized    1999     1998      1998
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)         4.00%      5.00%          7.83%   8.13%      7.94%
Tier 1 capital to risk-adjusted
  total assets                        4.00       6.00          11.51   12.20      11.40
Total capital to risk-adjusted
  total assets                        8.00      10.00          13.25   13.99      13.11
Shareholders' equity to total assets   N/A        N/A           8.06    8.59       8.10


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

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow ONB to generate strong net interest income while controlling and monitoring interest rate risk. ONB simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At March 31, 1999 the model's fluctuations has not materially changed from December 31, 1998.

Using static gap, ONB's rate-sensitive assets at March 31, 1999 were 70% of rate-sensitive liabilities in the 1-180 day maturity category and 76% in the 181-365 day category. These figures compared to 78% and 83% on December 31, 1998 and 76% and 85% on March 31, 1998. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.


Year 2000

The national and local press have devoted much coverage to the Year 2000 ("Y2K") issue, also know as the "Millennium Bug". This refers to the possibility that some computers may be unable to recognize the date change at the turn of the century. With the high volume of transactions and electronic data, the banking industry requires extensive computer capabilities to serve its customers. With that in mind, ONB has devoted much attention to its systems to prepare itself for the millennial change.

ONB has successfully completed its Y2K compliance testing of its mission-critical computer systems and its core processing systems used to serve its customers. Besides maintaining this status, ONB is managing its third party system relationships, updating disaster and contingency plans, and testing nonmission-critical software. Renovation and testing of software and hardware may not remove all risks related to Y2K. Alternative methods to perform key activities will be addressed through contingency planning.

There has been no significant financial impact to ONB as a result of the Year 2000 project. ONB's 1998 Y2K expenses were less than $500 thousand. Much of ONB's software is externally generated with minimal internal software. Much of the software and hardware items have been changed, upgraded, or replaced in preparation for Y2K and have been part of the normal maintenance. While the company will continue testing and implementing secondary systems and replacing certain personal computers through 1999, it does not expect any material impact on earnings associated with these Y2K compliance efforts.

Results of Operations

Income from Continuing Operations

Income from continuing operations for the three months ended March 31, 1999 was $20.0 million, an 11.3% increase from the same period 1998. Basic net income from continuing operations per common share for the first quarter of 1999 was $0.43 compared to $0.39 for 1998.

The company's return on average assets (ROA) for the first quarter of 1999 was 1.25% compared to 1.23% for 1998. Return on average equity (ROE) for the quarter was 15.93%, which compares favorably to 1998 ROE results of 14.96%. Growth in net interest income and other income combined with a lower effective tax rate generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1999 was $58.1 million, a 4.0% increase over 1998. The net interest margin for the quarter was 4.10% and 4.31% for 1999 and 1998, respectively. The lower net interest margin resulted from the lower and flatter yield curve and our investment in bank-owned life insurance discussed in noninterest income. Increases in earning assets offset the declining yields to contribute to an improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.8 million in the first quarter of 1999 compared to $3.0 million in the first quarter of 1998. ONB's net charge-offs were 0.11% of average loans for the current quarter, compared to 0.15% in the first quarter of 1998.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.22% at March 31, 1999 compares to 1.28% in 1998. The allowance for loan losses covers all under-performing loans by 2.3 times at March 31, 1999 compared to 2.0 times at December 31, 1998.



Noninterest Income

Excluding securities gains (losses), noninterest income increased 6.9% in the three months ended March 31, 1999 as compared to the same period in 1998. Both increases were fueled by several factors. Trust fees were up 7.2% for the first quarter due to continued development of new and current trust business. Income from bank-owned life insurance (BOLI) policies, purchased in March 1998, generated $1.1 million income in the first quarter compared to $0.2 million in 1998. Investment product fees rose over 1998 in excess of 11%. The security gains of $1.3 million were taken to offset a similar level of non-recurring charges incurred in connection with the restructuring of ONB's banks into a single charter. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 7.2% in the first quarter of 1999 compared to 1998. Salaries and benefits, together the largest individual component of noninterest expense, increased 7.2% in the first quarter of 1999 compared to 1998. Other expense increased 19.2% over the first quarter of 1998. These increases, primarily professional fees were mainly related to the restructuring discussed previously. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income,decreased in the first quarter to 27.8% compared to 30.6% in 1998. Higher levels of BOLI income and other tax exempt income, as well as favorable state taxation developments helped lower our effective rate in the first quarter of 1999.


PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

At the April 15, 1999 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

Election of Directors - The following directors were elected for a term of one year.


                                     Vote Count
                         For       Against  Abstained   Unvoted

David L. Barning      32,819,456   126,168      --     13,119,971
Richard J. Bond       32,822,039   122,778      --     13,120,776
Alan W. Braun         32,794,490   162,866      --     13,108,238
Wayne A. Davidson     32,809,119   135,998      --     13,120,476
Larry E. Dunigan      32,828,877   116,157      --     13,120,557
David E. Eckerle      32,811,183   131,448      --     13,122,960
Phelps L. Lambert     32,828,642   115,533      --     13,121,418
Ronald B. Lankford    32,827,563   117,335      --     13,120,695
Lucien H. Meis        32,773,733   171,126      --     13,120,734
Louis L. Mervis       32,732,093   213,296      --     13,120,205
Lawrence Prybil       32,676,149   274,475      --     13,114,968
James Risinger        32,819,223   128,001      --     13,118,369
John N. Royse         32,788,481   167,984      --     13,109,174
Marjorie Z. Soyugenc  32,671,227   277,139      --     13,117,227
Charles D. Storms     32,829,606   213,025      --     13,122,960

Selection of Independent Public Accountants - Arthur Andersen
LLP, Indianapolis, Indiana  Votes For - 32,644,475 Votes Against
- 158,114 Votes Abstained - 175,775, Unvoted - 13,087,229.

Approval of the Old National Bancorp 1999 Equity Incentive Plan
Votes For - 25,861,479 Votes Against - 2,835,375 Votes Abstained
- 780,317, Unvoted - 16,588,421.

ITEM 5.  Other Information

     NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

   (3(ii))    By-Laws of the Registrant, as amended

   (10) The Old National Bancorp 1999 Equity Incentive Plan, as amended

   (27)  Financial Data Schedule


(b) ONB did not file a current report on Form 8-K during the quarter ended March 31, 1999.


                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OLD NATIONAL BANCORP
  (Registrant)


By: s/s John S. Poelker
   John S. Poelker
   Senior Vice President
   Chief Financial Officer



Date: May 14, 1999


                            INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



    3(ii)     By-Laws of the Registrant, as amended

    10        The  Old  National Bancorp 1999 Equity Incentive  Plan,  as
               amended

    27        Financial Data Schedule


