Form 10-Q
period 1999-06-30
OLD NATIONAL BANCORP /IN/
filed 1999-08-13
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 46.2 million shares outstanding at June 30, 1999.



                      OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1.                                                     Financial
Statements                                                   Page No.
       Consolidated Balance Sheet
       June 30, 1999 and 1998, and December 31, 1998            3


       Consolidated Statement of Income
       Three and Six months ended June 30, 1999 and 1998        4


       Consolidated Statement of Cash Flows
       Six months ended June 30, 1999 and 1998                  5


       Notes to Consolidated Financial Statements               6



Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations           11



PART II  OTHER INFORMATION                                     15



SIGNATURES                                                     16

INDEX OF EXHIBITS                                              17



OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                 June 30        December 31,
($ in thousands) (unaudited)                 1999       1998        1998
Assets
Cash and due from banks -------------     $176,077    $183,837    $165,094
Money market investments-------------       10,035       2,384      16,699
Investment Securities
 U.S. Treasury ----------------------       63,585     106,702      92,741
 U.S. Government agencies
   and corporations -----------------    1,134,842   1,008,414     995,492
 Obligations of states and political
   Subdivisions ---------------------      516,575     471,563     491,139
 Other ------------------------------       63,326      53,301      57,302
                                         ---------   ---------   ---------
   Total Investment Securities ------    1,778,328   1,639,980   1,636,674
                                         ---------   ---------   ---------
Loans
 Commercial -------------------------    1,147,404   1,012,746   1,027,792
 Commercial real estate -------------    1,050,763     800,817     944,813
 Residential real estate ------------    1,759,231   1,570,554   1,688,572
 Consumer credit, net of unearned income   719,221     706,436     693,079
                                         ---------   ---------   ---------
   Total Loans ----------------------    4,676,619   4,090,553   4,354,256
   Allowance for loan losses --------      (56,271)    (51,548)    (51,847)
                                         ---------   ---------   ---------
   Net Loans ------------------------    4,620,348   4,039,005   4,302,409
Other assets ------------------------      313,632     360,130     295,735
                                         ---------   ---------   ---------
   Total Assets ---------------------   $6,898,420  $6,225,336  $6,416,611
                                         =========   =========   =========

Liabilities
Deposits
 Noninterest bearing demand ---------     $495,816    $509,861    $553,704
 Interest bearing:
   NOW accounts ---------------------      515,735     475,634     539,169
   Savings accounts -----------------      504,796     505,293     501,780
   Money market accounts ------------      735,197     667,806     678,484
   Certificates of deposit
   $100,000 and over ----------------      402,371     382,021     390,123
   Other time -----------------------    2,150,340   2,082,990   2,005,598
                                         ---------   ---------   ---------
   Total Deposits -------------------    4,804,255   4,623,605   4,668,858
                                         ---------   ---------   ---------

Short-term borrowings ---------------      720,715     489,628     506,320
Other borrowings --------------------      769,653     520,212     629,868
Accrued expenses and other liabilities      74,511      81,784      91,920
                                         ---------   ---------   ---------
 Total Liabilities ------------------    6,369,134   5,715,229   5,896,966
Shareholders' Equity
 Common stock -----------------------       46,159      29,340      30,388
 Capital surplus --------------------      352,285     297,149     350,256
 Retained earnings ------------------      140,888     167,978     119,902
 Accumulated other comprehensive
    Income (loss), net of tax -------      (10,046)     15,640      19,099
                                         ---------   ---------   ---------
 Total Shareholders' Equity ---------      529,286     510,107     519,645
                                         ---------   ---------   ---------
 Total Liabilities and Shareholders'
   Equity ---------------------------   $6,898,420  $6,225,336  $6,416,611
                                         =========   =========   =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                              Three Months Ended    Six Months Ended
($ and shares in thousands except                   June 30,           June 30,
   per share data) (Unaudited)                   1999      1998      1999     1998
   Interest income
   Loans including fees:
     Taxable -----------------------------------$92,018   $87,018 $181,347  $171,722
     Non-taxable -------------------------------  2,082     1,407    3,817     2,665
   Investment securities:
     Taxable ----------------------------------- 19,972    18,493   38,774    37,550
     Non-taxable -------------------------------  6,310     5,857   12,510    11,549
   Money market investments --------------------    308       287      697       891
                                                -------   -------  -------   -------
     Total Interest Income ---------------------120,690   113,062  237,145   224,377
                                                -------   -------  -------   -------
   Interest Expense
   Savings, NOW and
     money market accounts --------------------- 10,473    11,404   20,799    22,931
   Certificates of deposit of $100,000
     and over ----------------------------------  5,632     5,849   11,419    11,485
   Other time deposits ------------------------- 28,098    28,469   55,353    55,655
   Short-term borrowings -----------------------  6,870     5,252   12,816    10,452
   Other borrowings ----------------------------  9,734     6,326   18,812    12,255
                                                -------   -------  -------   -------
     Total Interest Expense -------------------- 60,807    57,300  119,199   112,778
                                                -------   -------  -------   -------
     Net Interest Income ----------------------- 59,883    55,762  117,946   111,599
   Provision for loan losses -------------------  2,894     3,174    5,697     6,253
                                                -------   -------  -------   -------
     Net Interest Income After Provision
       For Loan Losses ------------------------- 56,989    52,588  112,249   105,346
                                                -------   -------  -------   -------
   Noninterest Income
   Trust fees ----------------------------------  3,711     3,145    7,189     6,389
   Service charges on deposit accounts----------  5,448     4,394    9,655     8,526
   Loan servicing fees -------------------------  1,254     1,338    2,527     2,714
   Insurance premiums and commissions ----------  1,469     1,282    2,797     2,639
   Investment product fees ---------------------  1,674     1,334    2,987     2,512
   Bank-owned life insurance -------------------  1,152     1,181    2,252     1,334
   Securities gains, net -----------------------    919       171    2,240       216
   Other income --------------------------------  1,749     1,670    3,810     3,817
                                                -------   -------  -------   -------
     Total Noninterest Income ------------------ 17,376    14,515   33,457    28,147
                                                -------   -------  -------   -------
   Noninterest Expense
   Salaries and employee benefits -------------- 26,386    23,511   51,635    47,053
   Occupancy expense ---------------------------  2,589     2,433    5,180     4,814
   Equipment expense ---------------------------  3,347     3,267    6,583     6,511
   Marketing expense ---------------------------  1,504     1,586    2,831     2,964
   FDIC insurance expense ----------------------    173       174      360       360
   Data processing expense ---------------------  1,773     1,483    3,206     2,880
   Supplies expense ----------------------------  1,157     1,016    2,177     2,051
   Communication and transportation expense       1,845     1,721    3,676     3,582
   Other expenses ------------------------------  6,693     5,724   13,457    11,185
                                                -------   -------  -------   -------
     Total Noninterest Expense ----------------- 45,467    40,915   89,105    81,400
                                                -------   -------  -------   -------
   Income From Continuing Operations
     Before Income Taxes ----------------------- 28,898    26,188   56,601    52,093
   Provision for income taxes ------------------  7,646     8,012   15,339    15,942
                                                -------   -------  -------   -------
   Income from continuing operations ----------- 21,252    18,176   41,262    36,151
   Discontinued operations ---------------------  3,483    (9,193)   3,483    (9,854)
                                                -------   -------  -------   -------
   Net Income ----------------------------------$24,735    $8,983  $44,745   $26,297
                                                =======   =======  =======   =======
   Income from continuing operations
     per common share:
     Basic -------------------------------------  $0.46     $0.39    $0.89     $0.78
     Diluted -----------------------------------  $0.45     $0.38    $0.87     $0.76
   Net income per common share:
     Basic -------------------------------------  $0.54     $0.19    $0.97     $0.57
     Diluted -----------------------------------  $0.52     $0.19    $0.94     $0.56
   Weighted average common shares outstanding:
     Basic ------------------------------------- 46,176    46,218   46,126    45,997
     Diluted ----------------------------------- 47,960    48,163   47,921    48,236

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  Six Months Ended
                                                                      June 30,
($ in thousands) (unaudited)                                      1999        1998
Cash flows from operating activities:
Net income ------------------------------------------------    $ 44,745    $ 26,297
                                                               --------    --------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation ---------------------------------------------       5,016       5,136
 Amortization of intangible assets ------------------------         782       1,273
 Net premium amortization on investment securities --------         903         906
 Provision for loan losses --------------------------------       5,697       6,253
 Gain on sale of investment securities --------------------      (2,240)       (216)
 Gain on sale of assets -----------------------------------         (47)       (454)
 Increase in interest receivable --------------------------      (1,911)       (998)
 Increase in other assets ---------------------------------     (15,301)    (80,457)
 Increase in accrued expenses and
    other liabilities --------------------------------------      1,944       2,294
                                                               --------    --------
   Total adjustments -------------------------------------       (5,157)    (66,263)
                                                               --------    --------
 Net cash flows provided by (used in) operating activities       39,588     (39,966)
                                                               --------    --------

Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired -----------      5,914          --
Purchase of investment securities available-for-sale -------   (714,992)   (317,151)
Proceeds from maturities and paydowns of investment
 securities available-for-sale ----------------------------     368,877     219,189
Proceeds from sales of investment securities available-
 for-sale -------------------------------------------------     175,190      62,131
Net principal collected from (loans made to) customers:
  Commercial and financial ---------------------------------   (111,998)   (110,603)
  Mortgage -------------------------------------------------   (173,599)   (132,894)
  Consumer -------------------------------------------------    (25,793)     17,432
Proceeds from sale of mortgage loans -----------------------      5,952      48,030
Proceeds from sale of premises and equipment ---------------        295         410
Purchase of premises and equipment -------------------------     (5,675)     (4,837)
                                                               --------    --------
 Net cash flows used in investing activities --------------    (475,829)   (218,293)
                                                               --------    --------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand -------------------------------     (75,032)    (16,097)
 NOW Accounts ---------------------------------------------     (23,434)    (12,240)
 Savings accounts -----------------------------------------        (214)        829
 Money market accounts ------------------------------------      56,713      (8,932)
 Certificates of deposit $100,000 and over ----------------      10,213       1,767
 Other time deposits --------------------------------------     131,369     137,268
 Short-term borrowings ------------------------------------     214,395      46,943
 Other borrowings -----------------------------------------     139,812     139,794
Cash dividends paid ----------------------------------------    (15,144)    (12,908)
Common stock repurchased -----------------------------------     (6,598)    (20,648)
Common stock reissued, net of shares used to convert
  subordinated debentures ----------------------------------      8,480       9,461
                                                               --------    --------
 Net cash flows provided by financing activities ----------     440,560     265,237
                                                               --------    --------
Net increase in cash and cash equivalents ------------------      4,319       6,978
Cash and cash equivalents at beginning of period -----------    181,793     179,243
                                                               --------    --------
Cash and cash equivalents at end of period -----------------   $186,112    $186,221
                                                               ========    ========

 Total interest paid --------------------------------------    $120,200    $109,492
                                                               ========    ========
 Total taxes paid -----------------------------------------    $ 15,306    $ 13,588
                                                               ========    ========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements


1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities
(ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of June 30, 1999 and 1998 and December 31, 1998, and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

2.  Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 28, 1999 to shareholders of record on January 7, 1999. On April 15, 1999, a three-for-two stock split was declared to shareholders of record on May 3, 1999. The dividend was paid on May 24, 1999. All share and per share data presented herein have been restated for the effects of the stock dividend and stock split.

Net income on a diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 5). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and additional common shares of 1.7 million year-to-date and quarter-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                              For the three          For the three
                              months ended            months ended
                              June 30, 1999          June 30, 1998
                          ---------------------   -------------------
                                       Per-Share               Per-Share
                          Income Shares  Amount   Income Shares Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders    $21,252  46,176  $0.46  $18,176 46,218  $0.39
                                          =====                  =====
Effect of Dilutive
 Securities:
Stock options                         83                    240
8% convertible debentures    263   1,701             264  1,705
                         -------  ------         -------  -----

Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions  $21,515  47,960  $0.45  $18,440 48,163  $0.38
                         =======  ======  =====  ======= ======  =====

                            For the six            For the six
                            months ended            months ended
                            June 30, 1999           June 30, 1998
                         ---------------------    --------------------
                                      Per-Share                Per-Share
                         Income Shares  Amount    Income Shares Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders   $41,262  46,126  $0.89    $36,151 45,997  $0.78
                                         =====                    =====
Effect of Dilutive
 Securities:
Stock options                        93                      240
8% convertible debentures   526   1,702               612  1,999
                         ------  ------            ------  -----

Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions $41,788 47,921   $0.87    $36,763 48,236  $0.76
                        ======= ======   =====    ======= ======  =====




3.   Merger and Divestiture Activity

Completed Mergers

On Januray 29, 1999, ONB and Southern Bancshares LTD (Southern) of Carbondale, Illinois, consummated a merger in which ONB issued 2,552,436 common shares in exchange for all of the shares of Southern. This transaction was accounted for as a pooling-of-interests. Net income for Southern prior to merger included in the 1999 statements for the period ended January 29, 1999 was $332 thousand.

On February 5,1999 ONB and Dulaney Bancorp (Dulaney) of Marshall,
Illinois, consummated a merger in which ONB issued 472,284 common shares in exchange for all the shares of Dulaney. This transaction was accounted for as a pooling-of-interests without restatement of prior years due to immateriality.

Discontinued Operations

In April 1998, ONB announced it would look at exit strategies from its sub-prime lending affiliate, Consumer Acceptance Corporation (CAC). During June 1998, ONB finalized the sale of CAC's sub-prime auto loans, which closed in July 1998. ONB has accounted for this entity as discontinued operations on the consolidated financial statements. During the second quarter of 1999, contingencies related to the sale were favorably resolved. Net assets of the entity which were included in other assets were $71.1 million at June 30, 1998. Income (loss) from discontinued operations for the three and six months ended June 30, 1999 and 1998 was as follows ($ in thousands):

                                 Three Months Ended  Six Months Ended
                                     June 30,         June 30,
                                    1999   1998    1999    1998
Loss before taxes
 from operations of discontinued
 operations                         $0  $(6,833)     $0   $(7,943)
Income tax benefit                   0   (2,734)      0    (3,183)
                                    --  -------      --   --------
Loss from operations of
 discontinued operations            $0   (4,099)     $0    (4,760)
                                    --  -------      --   --------

Income (loss) before taxes from
 disposal of discontinued
  operations                     5,805   (8,489)  5,805    (8,489)
Income tax expense (benefit)     2,322   (3,395)  2,322    (3,395)
                                 -----  -------   -----   --------
Income (loss) from disposal of
  Discontinued operations        3,483   (5,094)  3,483    (5,094)
                                 -----  -------   -----   --------

Income (loss) from discontinued
 operations                     $3,483  $(9,193) $3,483   $(9,854)
                                ======  =======  ======   =======

Income (loss) from discontinued
 operations per common share
   Basic                         $0.08   $(0.20)  $0.08    $(0.21)
                                 =====   ======   =====    ======
   Diluted                       $0.07   $(0.19)  $0.07    $(0.20)
                                 =====   ======   =====    ======


4.   Investments

The market value and amortized cost of investment securities as of June 30, 1999 are set forth below ($ in thousands):

                                       Market Value   Amortized Cost

Available-for-sale, at market value      $1,778,328    $1,795,650
                                         ==========    ==========


5.   Borrowings

ONB has outstanding $22.0 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 77.519 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund contribution of $2.5 million principal amount of debentures less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of June 30, 1999, 1.7 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of June 30, 1999, a total of $32.0 million of the notes were outstanding, with maturities ranging from one to four years and fixed interest rates of 6.7% to 7.1%. At June 30, 1998, ONB had outstanding $32.0 million of medium term notes.

ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable.
As of June 30, 1999 and 1998, a total of $64.3 million of the notes were outstanding, with maturities ranging from one to nine years and fixed interest rates from 6.4% to 7.0%.

As of June 30, 1999, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with these unaffiliated banks. As of June 30, 1999, no balance was outstanding under these lines. As of June 30, 1998, $13.4 million was outstanding.

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

At June 30, 1999, ONB has interest rate swaps with a notional value of $65 million. The contracts are an exchange of interest payments with no affect on the principal amounts of the underlying hedged liability. The fair value of the swaps were $(2.1) million as of June 30, 1999. ONB pays the counterparty a variable rate based on three-month LIBOR and receives fixed rates ranging from 5.375% to 7.0%. The contracts terminate on or prior to January 28, 2009.
ONB is exposed to losses if a counterparty fails to make its payments under a contract in which ONB is in the receiving position. Although collateral or other security is not obtained, ONB minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.


7.   Comprehensive Income


                                       Three Months Ended      Six Months Ended

                                        June 30,   June 30,    June 30,  June 30,
                                          1999      1998        1999       1998
     ($ in Thousands)
    Net income                           $24,735   $8,983     $44,745   $26,297
    Unrealized gains (losses) on
    securities:
     Unrealized holding losses
       Arising during period, net of
       tax                               (22,377)  (1,462)    (27,801)    (899)
     Less: reclassification adjustment
       for gains realized
       In net income, net of tax            (551)    (103)    ( 1,344)    (130)
                                         -------   ------     -------   ------
     Net unrealized losses               (22,928)  (1,565)    (29,145)  (1,029)
                                         -------   ------     -------   ------

    Comprehensive income                 $1,807    $7,418    $ 15,600  $25,268
                                         ======    ======    ========  =======






8.   Segment Data
                                Community
                                 Banking     Other     Total
June 30,1999

Net interest income (loss)       $119,507   $(1,561)  $117,946
Income tax expense (benefit)       18,168    (2,829)    15,339
Segment profit (loss)              44,214    (2,952)    41,262
Total assets                    6,770,881   127,539  6,898,420


June 30, 1998

Net interest income (loss)       $113,738   $(2,139)   111,599
Income tax expense (benefit)       17,873    (1,931)    15,942
Segment profit (loss)              39,470    (3,319)    36,151
Total assets                    6,099,836   125,500  6,225,336

9.  Impact of Accounting Changes

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for ONB). ONB doesn't expect the impact of this statement will be material to the results of operations or its financial position, due to its limited use of derivative instruments.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of June 30, 1999, as compared to June 30, 1998 and December 31, 1998, and the results of operations from continuing operations for the three and six months ended June 30, 1999 and 1998.

Financial Condition
ONB's assets at June 30, 1999 were $6.898 billion, a 10.8% increase since June 1998 and a 7.5% increase since December 1998. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 12.8% over the prior year. During the past year, the mix of earning assets reflected loan growth of 14.3% while money market investments and investment securities increased a combined 8.9%. Since December 1998, earning assets increased 7.6% with loans growing 7.4% and investment securities and money market investments increasing 8.2%.

At June 30, 1999, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) decreased slightly to $22.6 million from $25.1 million as of December 31, 1998. As of these dates, under-performing assets in total were 0.48% and 0.58%, respectively, of total loans and foreclosed properties.

                                 June 30,         December 31,
                                   1999               1998
Nonaccrual loans                  $15,259          $17,034
Restructured loans                    171              116
Foreclosed properties               2,709            2,542
                                  -------          -------
  Total Non-performing Assets      18,139           19,692
Past due 90 days or more            4,418            5,389
                                  -------          -------
  Total Under-performing Assets   $22,557          $25,081
                                  =======          =======

Unper-performing assets as a % of total
 loans and foreclosed properties     0.48%            0.58%
                                     ====             ====

As of June 30, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $5.3 million with no related allowance and $46.3 million with $9.7 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the six months ended June 30, 1999, the average balance of impaired loans was $50.0 million and $1.6 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 1999, increased $180.6 million or 3.9% compared to June 1998. Brokered CD's, included in other time, increased $85.7 million since June 1998. Since December 1998,

total deposits increased $135.4 million or 2.9% with brokered
CD's increasing $146.4 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $231.1 million since June 1998 and $214.4 million since December 1998. Other borrowings, which is primarily debt from Federal Home Loan Banks, rose $249.4 million over June 1998 and $139.8 million over December 1998.

Capital
Total shareholders' equity increased $19.2 million since June 1998 and $9.6 million since December 1998. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, decreased $25.7 million since June 1998 and $29.1 million since December 1998.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                     Regulatory Guidelines        June 30,     December 31,
                                   Minimum  Well-Capitalized    1999     1998      1998
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)        4.00%       5.00%       7.78%     7.84%     7.94%
Tier 1 capital to risk-adjusted
  total assets                       4.00        6.00       11.47     11.88     11.40
Total capital to risk-adjusted
  total assets                       8.00       10.00       13.17     13.65     13.11
Shareholders' equity to total assets  N/A         N/A        7.67      8.19      8.10


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

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow ONB to generate strong net interest income while controlling and monitoring interest rate risk. ONB simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At June 30, 1999 ONB was well within that limit as the model's fluctuation was under 2% for the first 12 months and less than 4% for the total 24 month period.

Using static gap, ONB's rate-sensitive assets at June 30, 1999 were 58% of rate-sensitive liabilities in the 1-180 day maturity category and 64% in the 181-365 day category. These figures compared to 78% and 83% on December 31, 1998 and 78% and 83% on June 30, 1998. With strong loan demand and liabilities moving to shorter time horizons, the static gap percentages have decreased since year-end. Subsequent to June 30, ONB lengthened some of its liabilities. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.


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

Results of Operations

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 1999 was $41.3 million, a 14.1% increase from the same period 1998. Income from continuing operations for the second quarter of 1999 was up 16.9% over 1998. Basic net income from continuing operations per common share for the second quarter of 1999 and for the six months ended June 30, 1999 were $0.46 and $0.89, respectively.

The company's return on average assets (ROA) for the second quarter of 1999 was 1.26% compared to 1.19% for 1998. Year-to-date ROA percentages were 1.25% in 1999 and 1.21% for 1998. Return on average equity (ROE) for the quarter and the first six months of 1999 were 16.07% and 16.01%, respectively, excluding unrealized security gains (losses). These compared favorably to 1998 ROE results of 14.60% and 14.78% for similar periods. Growth in net interest income and other income combined with a lower effective tax rate generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1999 was $125,845, a 6.1% increase over 1998. Net interest income for the second quarter of 1999 was $63,928 compared to $59,318 in 1998, a 7.8% increase over the prior year. The net interest margin for the second quarter was 4.03% and 4.20% for 1999 and 1998, respectively. The year-to-date net interest margin percentage in 1999 was 4.06% compared to 4.26% in 1998. The lower net interest margin resulted from the lower and flatter yield curve and our investment in bank-owned life insurance discussed in noninterest income. Increases in earning assets offset the declining yields to contribute to an improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.9 million in the second quarter of 1999 compared to $3.2 million in the second quarter of 1998. Year-to-date, the provision for loan losses of $5.7 million compared to $6.3 million in 1998. ONB's net charge-offs were 0.10% of average loans for the current quarter, compared to 0.23% in the second quarter of 1998. For the first six months, net charge-offs were 0.10% in 1999 compared to 0.19% in 1998.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.20% at June 30, 1999 compares to 1.26% in 1998. The allowance for loan losses covers all under-performing loans by 2.5 times at June 30, 1999 compared to 2.1 times at December 31, 1998.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 14.7% in the three months ended June 30, 1999 as compared to the same period in 1998. For the first six months, this increase was 11.8%. Both increases were fueled by several factors. Trust fees were up 18.0% for the second quarter and 12.5% for the first six months due to continued development of new and current trust business. Income from bank-owned life insurance (BOLI) policies, purchased in March 1998, generated $1.2 million income in the second quarter and $2.3 million year-to-date. Insurance premiums and commissions increased 14.6% over 1998 for the quarter and 6.0% year-to-date. Investment product fees rose over 1998 in excess of 25% for the second quarter and 18.9% year-to-date. The security gains of $0.9 million for the quarter and $2.2 million year-to-date were taken to offset a similar level of non-recurring charges incurred in connection with the restructuring of ONB's banks into a single charter. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 11.1% in the first quarter of 1999 compared to 1998 and 9.5% for the first six months. Salaries and benefits, together the largest individual component of noninterest expense, increased 12.2% in the second quarter of 1999 compared to 1998 and 9.7% year-to-date. Most of this increase was due to additional incentive accruals over prior year due to the increase in income. Other expense increased 16.9% over the second quarter of 1998 and 20.3% year-to-date. These increases, primarily professional fees were mainly related to the restructuring discussed previously. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income,decreased in the second quarter to 26.5% compared to 30.6% in 1998. For the first six months, this percentage was 27.1% for 1999 and 30.6% in 1998. Higher levels of BOLI income and other tax exempt income, as well as favorable state taxation developments, helped lower our effective rate in 1999.


PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

     NONE

ITEM 5.  Other Information

     NONE


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

     (27)      Financial Data Schedule


(b) ONB did not file a current report on Form 8-K during the quarter ended June 30, 1999.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OLD NATIONAL BANCORP
  (Registrant)


By: s/s John S. Poelker
   John S. Poelker
   Senior Vice President
   Chief Financial Officer



Date: August 13, 1999


                            INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



         27   Financial Data Schedule

