Form 10-Q
period 1999-09-30
OLD NATIONAL BANCORP /IN/
filed 1999-11-15
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 45.6 million shares outstanding at September 30, 1999.

                      OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements                                 Page No.
        Consolidated Balance Sheet
        September 30, 1999 and 1998, and December 31, 1998       3


       Consolidated Statement of Income
       Three and Nine months ended September 30, 1999 and 1998   4


       Consolidated Statement of Cash Flows
       Nine months ended September 30, 1999 and 1998             5


       Notes to Consolidated Financial Statements                6



Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations            12



PART II  OTHER INFORMATION                                      17



SIGNATURES                                                      18

INDEX OF EXHIBITS                                               19

                                   2

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                   September 30       December 31,
($ in thousands) (unaudited)                       1999      1998        1998
Assets
Cash and due from banks ----------------------  $156,439    $136,581   $160,162
Money market investments----------------------    11,917      19,654     21,632
Investment Securities
 U.S. Treasury ------------------------------     40,685     101,576     92,704
 U.S. Government agencies
   and corporations ------------------------   1,093,679     975,375    995,492
 Obligations of states and political
   Subdivisions ----------------------------     526,835     480,190    491,140
 Other --------------------------------------     64,179      53,944     57,301
                                               ---------   ---------  ---------
   Total Investment Securities -------------   1,725,378   1,611,085  1,636,637
                                               ---------   ---------  ---------
Loans
 Commercial ---------------------------------  1,169,189   1,023,893  1,027,990
 Commercial real estate ---------------------  1,083,855     878,119    944,615
 Residential real estate --------------------  1,796,079   1,622,753  1,688,621
 Consumer credit, net of unearned income ----    747,433     704,099    693,079
                                               ---------   ---------  ---------
   Total Loans -----------------------------   4,796,556   4,228,864  4,354,305
   Allowance for loan losses ---------------     (58,117)    (51,836)   (51,847)
                                               ---------   ---------  ---------
   Net Loans -------------------------------   4,738,439   4,177,028  4,302,458
Other assets ---------------------------------   331,134     291,630    295,722
                                               ---------   ---------  ---------
   Total Assets ----------------------------  $6,963,307  $6,235,978 $6,416,611
                                               =========   =========  =========

Liabilities
Deposits
 Noninterest bearing demand -----------------   $520,560    $501,965   $553,656
 Interest bearing:
   NOW accounts ----------------------------     685,986     632,608    710,260
   Savings accounts ------------------------     491,307     409,470    420,296
   Money market accounts -------------------     528,176     582,173    588,876
   Certificates of deposit
     $100,000 and over ---------------------     359,854     416,503    390,123
   Other time ------------------------------   2,439,447   2,050,273  2,005,647
                                               ---------   ---------  ---------
   Total Deposits --------------------------   5,025,330   4,592,992  4,668,858
                                               ---------   ---------  ---------

Short-term borrowings ------------------------   560,673     407,610    506,320
Other borrowings -----------------------------   774,259     629,758    629,868
Accrued expenses and other liabilities -------    88,110      87,535     91,920
                                               ---------   ---------  ---------
 Total Liabilities --------------------------  6,448,372   5,717,895  5,896,966

Shareholders' Equity
 Common stock -------------------------------     45,635      29,197     30,388
 Capital surplus ----------------------------    331,711     285,580    350,256
 Retained earnings --------------------------    154,632     181,523    119,902
 Accumulated other comprehensive
    income (loss), net of tax ----------------   (17,043)     21,783     19,099
                                               ---------   ---------  ---------
 Total Shareholders' Equity ------------------   514,935     518,083    519,645
                                               ---------   ---------  ---------
 Total Liabilities and Shareholders'Equity ---$6,963,307  $6,235,978 $6,416,611
                                               =========   =========  =========

The accompanying notes are an integral part of this statement.
                                    3



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                  Three Months Ended    Nine MonthsEnded
($ and shares in thousands except                   September 30,        September 30,
   per share data) (Unaudited)                     1999      1998       1999     1998
   Interest income
   Loans including fees:
     Taxable -----------------------------------  $96,105  $90,456    $277,441   $262,154
     Non-taxable -------------------------------    2,276    1,517       6,097      4,195
   Investment securities:
     Taxable -----------------------------------   20,183   18,395      58,994     55,954
     Non-taxable -------------------------------    6,467    5,920      18,977     17,469
   Money market investments --------------------      367      164       1,065      1,054
                                                  -------  -------     -------    -------
     Total Interest Income ---------------------  125,398  116,452     362,574    340,826
                                                  -------  -------     -------    -------
   Interest Expense
   Savings, NOW and
     money market accounts ---------------------   10,399   11,296      31,197     34,227
   Certificates of deposit of $100,000
     and over ----------------------------------    5,121    5,895      16,597     17,443
   Other time deposits -------------------------   30,970   28,971      86,266     84,562
   Short-term borrowings -----------------------    7,422    5,675      20,238     13,567
   Other borrowings ----------------------------   10,611    8,316      29,424     23,131
                                                  -------  -------     -------    -------
     Total Interest Expense --------------------   64,523   60,153     183,722    172,930
                                                  -------  -------     -------    -------
     Net Interest Income -----------------------   60,875   56,299     178,852    167,896
   Provision for loan losses -------------------    2,740    2,936       8,437      9,189
                                                  -------  -------     -------    -------
     Net Interest Income After Provision
       For Loan Losses -------------------------   58,135   53,363     170,415    158,707
                                                  -------  -------     -------    -------
   Noninterest Income
   Trust fees ----------------------------------    3,619    3,342      10,809      9,731
   Service charges on deposit accounts----------    5,729    4,392      15,384     12,918
   Loan fees -----------------------------------    1,539    1,190       3,711      3,593
   Insurance premiums and commissions ----------    1,525    1,400       4,479      4,063
   Investment product fees ---------------------    1,437    1,281       4,424      3,793
   Bank-owned life insurance -------------------    1,155    1,307       3,407      2,640
   Securities gains, net -----------------------      143       56       2,383        271
   Other income --------------------------------    1,778    2,051       5,589      5,870
                                                  -------  -------     -------    -------
     Total Noninterest Income ------------------   16,925   15,019      50,186     42,879
                                                  -------  -------     -------    -------
   Noninterest Expense
   Salaries and employee benefits --------------   26,966   23,989      78,614     71,050
   Occupancy expense ---------------------------    2,660    2,501       7,902      7,378
   Equipment expense ---------------------------    3,261    3,265       9,838      9,772
   Marketing expense ---------------------------    1,603    1,434       4,512      4,477
   FDIC insurance expense ----------------------      173      156         533        517
   Processing expense --------------------------    2,526    2,338       7,421      6,494
   Supplies expense ----------------------------    1,264      978       3,419      3,019
   Communication and transportation expense         1,970    1,750       5,646      5,332
   Other expenses ------------------------------    5,333    4,916      16,811     14,402
                                                  -------  -------     -------    -------
     Total Noninterest Expense -----------------   45,756   41,327     134,696    122,441
                                                  -------  -------     -------    -------
   Income From Continuing Operations
     Before Income Taxes -----------------------   29,304   27,055      85,905     79,145
   Provision for income taxes ------------------    7,718    7,064      23,057     23,004
                                                  -------  -------     -------    -------
   Income From Continuing Operations -----------   21,586   19,991      62,848     56,141
   Discontinued operations
    Gain (loss) from discontinued operations ---        0        0       3,483     (9,854)
                                                  -------  -------     -------    -------
    Income (loss)from discontinued operations --        0        0       3,483     (9,854)
                                                  -------  -------     -------    -------
   Net Income ----------------------------------  $21,586  $19,991     $66,331    $46,287
   Income from continuing operations              =======  =======     =======    =======
      Per common share:
      Basic ------------------------------------    $0.47    $0.44       $1.36      $1.22
                                                    =====    =====       =====      =====
      Diluted ----------------------------------    $0.46    $0.42       $1.33      $1.18
                                                    =====    =====       =====      =====
   Net income per common share:
      Basic ------------------------------------    $0.47    $0.44       $1.44      $1.01
                                                    =====    =====       =====      =====
      Diluted ----------------------------------    $0.46    $0.42       $1.40      $0.98
                                                    =====    =====       =====      =====
   Weighted average common shares outstanding:
      Basic ------------------------------------   46,017   45,957      46,089     45,984
                                                   ======   ======      ======     ======
      Diluted ----------------------------------   47,681   47,872      47,840     48,113
                                                   ======   ======      ======     ======

The accompanying notes are an integral part of this statement.
                                  4



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             Nine Months Ended
                                                               September 30,
($ in thousands) (unaudited)                                   1999        1998
Cash flows from operating activities:
Net income -------------------------------------------------$ 66,331    $ 46,287
                                                            --------    --------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation ---------------------------------------------    7,627       7,404
 Amortization of intangible assets ------------------------    1,188       1,359
 Net premium amortization on investment securities --------    1,073       2,102
 Provision for loan losses --------------------------------    8,437       9,189
 Gain on sale of investment securities --------------------   (2,383)       (271)
 Gain on sale of assets -----------------------------------     (932)       (350)
 Increase in interest receivable --------------------------   (5,151)     (4,121)
 Increase in other assets ---------------------------------     (369)    (10,416)
 Increase (decrease) in accrued expenses and
    other liabilities --------------------------------------  (4,146)      3,977
                                                            --------    --------
   Total adjustments -------------------------------------     5,344       8,873
                                                            --------    --------
 Net cash flows provided by (used in) operating activities    71,675      55,160
                                                            --------    --------

Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired -----------   5,914         --
Purchase of investment securities available-for-sale -------(846,700)   (443,082)
Proceeds from maturities and paydowns of investment
 securities available-for-sale ----------------------------  476,422     350,153
Proceeds from sales of investment securities available-
 for-sale -------------------------------------------------  241,070      95,374
Net principal collected from (loans made to) customers:
  Commercial and financial ---------------------------------(134,043)   (122,326)
  Mortgage -------------------------------------------------(243,857)   (273,726)
  Consumer ------------------------------------------------- (54,414)     18,347
Proceeds from sale of mortgage loans -----------------------   6,094      58,857
Proceeds from sale of premises and equipment ---------------   1,755         438
Purchase of premises and equipment ------------------------- (14,613)     (6,199)
                                                            --------    --------
 Net cash flows used in investing activities -------------- (562,372)   (322,164)
                                                            --------    --------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand -------------------------------  (50,240)    (23,983)
 NOW Accounts ---------------------------------------------  (24,274)    (19,885)
 Savings accounts -----------------------------------------   67,781     (10,640)
 Money market accounts ------------------------------------  (60,700)    (14,300)
 Certificates of deposit $100,000 and over ----------------  (32,304)     36,249
 Other time deposits --------------------------------------  420,427     104,541
 Short-term borrowings ------------------------------------   54,353     (35,075)
 Other borrowings -----------------------------------------  148,419     249,370
Cash dividends paid ---------------------------------------- (22,888)    (19,360)
Common stock repurchased ----------------------------------- (35,580)    (35,610)
Common stock reissued, net of shares used to convert
  subordinated debentures ----------------------------------  12,265      12,688
                                                            --------    --------
 Net cash flows provided by financing activities ----------  477,259     243,995
                                                            --------    --------
Net increase in cash and cash equivalents ------------------ (13,438)    (23,009)
Cash and cash equivalents at beginning of period ----------- 181,794     179,244
                                                            --------    --------
Cash and cash equivalents at end of period -----------------$168,356    $156,235
                                                            ========    ========


 Total interest paid -------------------------------------- $180,026    $169,212
                                                            ========    ========
 Total taxes paid ----------------------------------------- $ 19,774    $ 13,588
                                                            ========    ========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Old National Bancorp and its affiliate entities
(ONB). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of ONB as of September 30, 1999 and 1998 and December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

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

Net income on a diluted basis is computed as above and assumes the conversion of ONB's 8% convertible subordinated debentures (Note 5). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and additional common shares of 1.7 million year-to-date and 1.6 million quarter-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                                   Three                  Three
                                Months Ended            Months Ended
                             September 30, 1999     September 30, 1998
                                         Per-Share                Per-Share
                           Income Shares   Amount   Income Shares  Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders     $21,586 46,017  $0.47     $19,991 45,957  $0.44
                                          =====                     =====
Effect of Dilutive
 Securities:
Stock options                         74                       210
8% convertible debentures     156  1,590                263  1,705
                          ------- ------            ------- ------

Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions  $21,742  47,681  $0.46     $20,254 47,872  $0.42
                         =======  ======  =====     ======= ======  =====


                                   Nine                       Nine
                                Months Ended              Months Ended
                              September 30, 1999      September 30, 1998
                                           Per-Share               Per-Share
                            Income Shares  Amount    Income Shares  Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders      $62,848 46,089  $1.36     $56,141 45,984  $1.22
                                           =====                     =====
Effect of Dilutive
 Securities:
Stock options                          86                       229
8% convertible debentures      682  1,665                875  1,900
                           ------- ------            ------- ------
Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions    $63,530 47,840  $1.33     $57,016 48,113  $1.18
                           ======= ======  =====     ======= ======  =====

3.   Merger and Divestiture Activity

Pending Mergers


On July 30, 1999, ONB and ANB Corporation (ANB) of Muncie, Indiana, executed a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of ANB. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of ANB's shareholders and regulatory authorities. As of September 30, 1999, ANB's financial statements reflected $833.9 million in total assets, net loans of $648.1 million, total deposits of $676.6 million and net income for the nine months then ended of $6,245 thousand. This merger is expected to be consummated in the first quarter of 2000.

On September 10, 1999, ONB and Heritage Financial Services, Inc. (Heritage) of Clarksville, Tennessee, executed a definitive merger agreement. ONB will issue common shares in exchange for all of the outstanding common shares of Heritage. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Heritage's shareholders and regulatory authorities. As of September 30, 1999, Heritage's financial statements reflected $234.0 million in total assets, net loans of $180.1 million, total deposits of $200.5 million and net income for the nine months then ended of $2,288 thousand.
This merger is expected to be consummated in the first quarter of 2000.


Completed Mergers

On January 29, 1999, ONB and Southern Bancshares LTD (Southern) of Carbondale, Illinois, consummated a merger in which ONB issued 2,552,436 common shares in exchange for all of the shares of Southern. This transaction was accounted for as a pooling-of-interests. Net income for Southern prior to merger included in the 1999 statements for the period ended January 29, 1999 was $332 thousand.

On February 5,1999 ONB and Dulaney Bancorp (Dulaney) of Marshall,
Illinois, consummated a merger in which ONB issued 472,284 common shares in exchange for all the shares of Dulaney. This transaction was accounted for as a pooling-of-interests without restatement of prior years due to immateriality.

Discontinued Operations

In April 1998, ONB announced it would look at exit strategies from its sub-prime lending affiliate, Consumer Acceptance Corporation (CAC). During June 1998, ONB finalized the sale of CAC's sub-prime auto loans, which closed in July 1998. ONB has accounted for this entity as discontinued operations on the consolidated financial statements. During the second quarter of 1999, contingencies related to the sale were favorably resolved. Income (loss) from discontinued operations for the three and nine months ended September 30, 1999 and 1998 was as follows ($ in thousands):

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      1999   1998            1999    1998
Loss before taxes
 from operations of discontinued
 operations                           $0       $0              $0 $(7,943)
Income tax benefit                     0        0               0  (3,183)
                                      --       --          ------ -------
Loss from operations of
 discontinued operations               0        0               0  (4,760)
                                      --       --          ------ -------
Income (loss) before taxes from disposal
 of discontinued operations            0        0           5,805  (8,489)
Income tax expense (benefit)           0        0           2,322  (3,395)
                                      --       --          ------ -------
Income (loss) from disposal of
  discontinued operations              0        0           3,483  (5,094)
                                      --       --          ------ -------
Income (loss) from discontinued
 operations                           $0       $0          $3,483 $(9,854)
                                      ==       ==          ====== =======

Income (loss) from discontinued
 operations per common share
   Basic                           $0.00    $0.00           $0.08 $(0.21)
                                   =====    =====           ===== ======
   Diluted                         $0.00    $0.00           $0.07 $(0.20)
                                   =====    =====           ===== ======


4.   Investments

The market value and amortized cost of investment securities as of September 30, 1999 are set forth below ($ in thousands):

                                       Market Value   Amortized Cost

Available-for-sale, at market value     $1,725,378    $1,754,009
                                        ==========    ==========

5.   Borrowings

ONB has outstanding $17.9 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible at any time prior to maturity into shares of common stock of ONB at a conversion rate of 77.519 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of ONB at par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund contribution of $2.5 million principal amount of debentures less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of ONB. As of September 30, 1999, 1.4 million authorized and unissued common shares were reserved for conversion of the debentures.

ONB has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of September 30, 1999, a total of $32.0 million of the notes were outstanding, with maturities ranging from one to four years and fixed interest rates of 6.7% to 7.1%. At September 30, 1998, ONB had outstanding $32.0 million of medium term notes.

ONB also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable.
As of September 30, 1999 and 1998, a total of $64.3 million of the notes were outstanding, with maturities ranging from one to nine years and fixed interest rates from 6.4% to 7.0%.

As of September 30, 1999, ONB has $80 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with these unaffiliated banks. As of September 30, 1999, no balance was outstanding under these lines. As of September 30, 1998, $8.1 million was outstanding.

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

At September 30, 1999, ONB has interest rate swaps with a notional value of $75 million. The contracts are an exchange of interest payments with no affect on the principal amounts of the underlying hedged liability. The fair value of the swaps were $(4.6) million as of September 30, 1999. ONB pays the counterparty a variable rate based on three-month LIBOR and receives fixed rates ranging from 5.375% to 7.0%. The contracts terminate on or prior to May 3, 2009.

ONB is exposed to losses if a counterparty fails to make its payments under a contract in which ONB is in the receiving position. Although collateral or other security is not obtained, ONB minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

7.   Comprehensive Income

                                       Three Months Ended  Nine Months Ended
                                          September 30       September 30
                                          1999     1998      1999    1998

($ in Thousands)
Net income                               $21,586  $19,991  $66,331 $46,287
Unrealized gains (losses) on securities:
  Unrealized holding losses
     Arising during period, net of tax    (6,911)   6,177  (34,712)  5,277
  Less: reclassification adjustment
     for gains realized in net income,
     net of tax                              (86)     (34)  (1,430)   (163)
                                         -------   ------  ------- -------
  Net unrealized losses                   (6,997)   6,143  (36,142)  5,114
                                         -------   ------  ------- -------

Comprehensive income                     $14,589  $26,134  $30,189 $51,401
                                         =======  =======  ======= =======

8.   Segment Data
                                 Community
                                  Banking       Other     Total
September 30,1999

Net interest income (loss)        $180,403   $(1,551)  $178,852
Income tax expense (benefit)        27,689    (4,632)    23,057
Segment profit (loss)               67,665    (4,817)    62,848
Total assets                     6,824,500   138,807  6,963,307

September 30, 1998

Net interest income (loss)        $170,297   $(2,401)   167,896
Income tax expense (benefit)        25,933    (2,929)    23,004
Segment profit (loss)               60,299    (4,158)    56,141
Total assets                     6,113,059   303,552  6,416,611

9.  Impact of Accounting Changes

In June 1998 the Financial Accounting Standards Board issued SFAS
No. 133 "Accounting for Derivative Instruments and Hedging
Activities."  This statement requires that all derivative

instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for ONB). ONB doesn't expect the impact of this statement will be material to the results of operations or its financial position, due to its limited use of derivative instruments.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of ONB as of September 30, 1999, as compared to September 30, 1998 and December 31, 1998, and the results of operations from continuing operations for the three and nine months ended September 30, 1999 and 1998.

Financial Condition
ONB's assets at September 30, 1999 were $6.963 billion, an 11.7% increase since September 1998 and an 8.5% increase since December 1998. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 11.5% over the prior year. During the past year, the mix of earning assets reflected loan growth of 13.4% while money market investments and investment securities increased a combined 6.5%. Since December 1998, earning assets increased 8.7% with loans growing 10.2% and investment securities and money market investments increasing 4.8%.

At September 30, 1999, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) decreased slightly to $22.9 million from $25.1 million as of December 31, 1998. As of these dates, under-performing assets in total were 0.48% and 0.58%, respectively, of total loans and foreclosed properties.

                                  June 30,       December 31,
                                    1999             1998
Nonaccrual loans                  $16,589          $17,034
Restructured loans                    170              116
Foreclosed properties               2,320            2,542
                                  -------          -------
  Total Non-performing Assets      19,079           19,692
Past due 90 days or more            3,880            5,389
                                  -------          -------
  Total Under-performing Assets   $22,887          $25,081
                                  =======          =======

Unper-performing assets as a % of total
 loans and foreclosed properties     0.48%           0.58%
                                     ====            ====

As of September 30, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No.
114 and 118 was    $7.8 million with no related allowance and
$50.4 million with $14.3 million of related allowance.

ONB's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the nine months ended September 30, 1999, the average balance of impaired loans was $52.1 million and $2.9 million of interest was recorded.

ONB's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. ONB has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 1999, increased $432.3 million or 9.4% compared to September 1998. Brokered CD's, included in other time, increased $411.6 million since September 1998. Since December 1998, total deposits increased $356.5 million or 7.6% with brokered CD's increasing $446.2 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $153.1 million since September 1998 and $54.4 million since December 1998. Other borrowings, which is primarily debt from Federal Home Loan Banks, rose $144.5 million over September 1998 and $144.4 million over December 1998.

Capital
Total shareholders' equity decreased $3.1 million since September 1998 and $4.7 million since December 1998. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, decreased $38.8 million since September 1998 and $36.1 million since December 1998.

ONB's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                                       Regulatory Guidelines    September 30,     December 31,
                                     Minimum Well-Capitalized  1999    1998        1998
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)          4.00%      5.00%        7.51%   7.80%       7.94%
Tier 1 capital to risk-adjusted
  total assets                         4.00       6.00        11.58   11.58       11.40
Total capital to risk-adjusted
  total assets                         8.00      10.00        13.23   13.32       13.11
Shareholders' equity to total assets    N/A        N/A         7.39    8.31        8.10


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

ONB also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow ONB to generate strong net interest income while controlling and monitoring interest rate risk. ONB simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At September 30, 1999 ONB was well within that limit as the model's fluctuation was under 2% for the first 12 months and less than 3% for the total 24 month period.

Using static gap, ONB's rate-sensitive assets at September 30, 1999 were 62% of rate-sensitive liabilities in the 1-180 day maturity category and 67% in the 181-365 day category. These figures compared to 78% and 83% on December 31, 1998 and 79% and 87% on September 30, 1998. With strong loan demand and liabilities moving to shorter time horizons, the static gap percentages have decreased since year-end. ONB's funds management committee meets bi-monthly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

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

Results of Operations

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 1999 was $62.8 million, an 11.9% increase from the same period 1998. Income from continuing operations for the third quarter of 1999 was up 8.0% over 1998. Basic net income from continuing operations per common share for the third quarter of 1999 and for the nine months ended September 30, 1999 were $0.47 and $1.36, respectively.

The company's return on average assets (ROA) for the third quarter of 1999 was 1.25% compared to 1.29% for 1998. Year-to-

date ROA percentages were 1.25% in 1999 and 1.23% for 1998. Return on average equity (ROE) for the quarter and the first nine months of 1999 were 15.99% and 15.91%, respectively, excluding unrealized security gains (losses). These compared to 1998 ROE results of 16.07% and 15.13% for similar periods. Growth in net interest income and other income combined with a lower effective tax rate generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 1999 was $191,183, a 7.1% increase over 1998. Net interest income for the third quarter of 1999 was $65,307 compared to $59,926 in 1998, a 9.0% increase over the prior year. The net interest margin for the third quarter was 4.01% and 4.13% for 1999 and 1998, respectively. The year-to-date net interest margin percentage in 1999 was 4.02% compared to 4.19% in 1998. The lower net interest margin resulted from the lower and flatter yield curve and our investment in bank-owned life insurance discussed in noninterest income. Increases in earning assets offset the declining yields to contribute to an improved net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses was $2.7 million in the third quarter of 1999 compared to 2.9 million in the third quarter of 1998. Year-to-date, the provision for loan losses of $8.4 million compared to $9.2 million in 1998. ONB's net charge-offs were 0.08% of average loans for the current quarter, compared to 0.25% in the third quarter of 1998. For the first nine months, net charge-offs were 0.09% in 1999 compared to 0.21% in 1998.
The improved charge-off results were due to both lower charge-off levels and increased recoveries.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. ONB maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.21% at September 30, 1999 compares to 1.23% in 1998. The allowance for loan losses covers all under-performing loans by
2.5 times at September 30, 1999 compared to 2.1 times at December
31, 1998.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 12.2% in the three months ended September 30, 1999 as compared to the same period in 1998. For the first nine months, this increase was also 12.2%. Both increases were fueled by several factors. Trust fees were up 8.3% for the third quarter and 11.1% for the first nine months due to continued development of new and current trust business. Service charges on deposit accounts were up 30.4% for the quarter and 19.1% year-to-date, mainly due to additional overdraft fees generated from a new product, "Worry-free" checking. Income from bank-owned life insurance (BOLI) policies, purchased in March 1998, generated $1.2 million income in the third quarter and $3.4 million year-to-date. Insurance premiums and commissions increased 8.9% over 1998 for the quarter and 10.2% year-to-date. Investment product fees rose over 1998 in excess of 10% for the third quarter and 16.6% year-to-date.

The security gains of $0.1 million for the quarter and $2.4 million year-to-date were taken to offset a portion of the non-recurring charges incurred in connection with the restructuring of ONB's banks into a single charter. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 10.7% in the third quarter of 1999 compared to 1998 and 10.0% for the first nine months. Expenses of $3.1 million year-to-date, and $0.9 million quarter-to-date related to the conversion of our 22 separate banks into a single charter. Salaries and benefits, together the largest individual component of noninterest expense, increased 12.4% in the third quarter of 1999 compared to 1998 and 9.6% year-to-date. Most of this increase was due to additional incentive accruals over prior year due to the increase in income. Processing expense increased 8.0% for the quarter, 14.3% year-to-date. The largest increase for the year was related to credit card which was outsourced during the second quarter of 1998. Other expense increased 8.5% over the third quarter of 1998 and 16.7% year-to-date. This increase, primarily professional fees was mainly related to the restructuring discussed previously. Most other categories of noninterest expense experienced relatively small changes between the years or the increase was related to the restructuring.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income,increased in the third quarter to 26.3% compared to 26.1% in 1998. For the first nine months, this percentage was 26.8% for 1999 and 29.1% in 1998. Higher levels of BOLI income and other tax exempt income, as well as favorable state taxation developments, helped lower our effective rate in 1999.

PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

     NONE

ITEM 5.  Other Information

     NONE


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

    3(ii)     By-laws of the Registrant, as amended

     (27)      Financial Data Schedule


(b)  Reports  on Form 8-K filed during the quarter ended  September
     30, 1999.

           Filed 8-K on 7/29/99, change in Registrant's certifying accountants.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OLD NATIONAL BANCORP
  (Registrant)


By: s/s John S. Poelker
   John S. Poelker
   Senior Vice President
   Chief Financial Officer



Date: November 15, 1999

                            INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



         3(ii)     By-Laws of the Registrant, as amended

         27        Financial Data Schedule



