Form 10-K
period 1999-12-31
OLD NATIONAL BANCORP /IN/
filed 2000-03-15
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission File Number 0-10888

                                ----------------

                              OLD NATIONAL BANCORP
           (Exact name of the Registrant as specified in its charter)

            INDIANA                                    35-1539838
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)

  420 Main Street Evansville, Indiana                    47708
(Address of principal executive offices)               (Zip Code)

                                ----------------

                                 (812) 464-1434
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                ----------------

          Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, No Par Value              Preferred Stock Purchase Rights
    --------------------------              -------------------------------

The Registrant has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value (average bid price) of the Registrant's voting common stock held by non-affiliates of the Registrant as of January 31, 2000, was approximately $1,271 million. The total number of shares of Registrant's common stock outstanding as of that date was 46,851,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000, is incorporated by reference into Part III of this Form 10-K.

                              OLD NATIONAL BANCORP
                        1999 ANNUAL REPORT ON FORM 10-K
                        -------------------------------

                               Table of Contents

PART I                                                                   PAGE

Item 1.  Business                                                          3

Item 2.  Properties                                                        5

Item 3.  Legal Proceedings                                                 5

Item 4.  Submission of Matters to a Vote of Security Holders               5

PART II

Item 5.  Market for The Registrant's Common Stock and Related
         Stockholder Matters                                               6

Item 6.  Selected Financial Data                                           7

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        8

Item 8.  Financial Statements and Supplementary Data                      25

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         44

PART III

Item 10. Directors and Executive Officers of the Registrant               45

Item 11. Executive Compensation                                           45

Item 12. Security Ownership of Certain Beneficial Owners and Management   45

Item 13. Certain Relationships and Related Transactions                   45

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  45

SIGNATURES                                                                46

INDEX OF EXHIBITS                                                         47

                              OLD NATIONAL BANCORP
                        1999 ANNUAL REPORT ON FORM 10-K
                        -------------------------------

                                     PART I

Item 1.  BUSINESS

     Old National Bancorp (the "Registrant") is a bank holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Through its nonbank affiliates, the Registrant provides services incidental to the business of banking. Since its formation, the Registrant has acquired seventeen banks and two thrifts located in Indiana; six banks and one thrift located in Kentucky; and eleven banks and one thrift located in Illinois. As of December 31,1999, the registrant employed 2,451 full-time equivalent employees. For further discussion of the business of the registrant see management's discussion and analysis in Part II, Item 7.

Banking Affiliates

     As of December 31, 1999, the Registrant's affiliate banks operated 119 banking offices throughout Indiana, Illinois, and Kentucky.

     The Registrant's affiliate banks are engaged in a wide range of commercial and consumer banking activities, including accepting demand, savings, and time deposits; making commercial, consumer, and real estate loans; money management services; and providing other services relating to the general banking business. Certain of the Registrant's affiliated entities also offer electronic data processing, brokerage, and correspondent banking services; issue credit cards; originate, market, and service mortgage loans; and rent safe deposit facilities.

Nonbank Affiliates

     Indiana Old National Insurance Company reinsures credit life, accident, and health insurance. Fiduciary and trust services are offered through three trust companies in Indiana, Kentucky, and Illinois. Old National Realty owns certain properties in Evansville, Indiana, leased by affiliates. Various subsidiaries of an affiliate bank sell insurance products including property and casualty, life, and disability.

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

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. All of the Registrant's affiliate banks exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 1999. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 1999, see the information in Part II, Item 7.

     The Registrant's affiliate banks are subject to the provisions of the National Bank Act or the banking laws of their respective states of charter, are supervised, regulated, and examined by the OCC or their respective state banking agency, and are subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.

     A substantial portion of the Registrant's cash revenue is derived from dividends paid to it by its affiliate banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 13 of the financial statements referenced in Item 8.

     Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities, and other aspects of banking operations.

     Insured state-chartered banks are prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.

     Branching by the Registrant's affiliate banks in Indiana, Kentucky, and Illinois is subject to the jurisdiction and requires notice to or the prior approval of the bank's primary federal regulatory authority and, if the branching bank is a state bank, the respective state's banking agency.

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

     FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliate banks. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicity traded shares, and such other standards as the agency deems appropriate.

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

     The Riegle-Neal Community Development and Regulatory Improvement Act of 1994 ("Act") contains seven titles pertaining to community development and home ownership protection, small business capital formation, paperwork reduction and regulatory improvement, money laundering, and flood insurance. The applicable federal supervisory agencies continue to promulgate regulations implementing the Act which apply to Registrant's affiliate banks.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

     On November 12, 1999, the President signed into law comprehensive legislation that modernizes the financial services industry for the first time in decades. The legislation permits bank holding companies to conduct essentially unlimited securities and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. As a result, the Registrant would be able to underwrite and sell securities and insurance. It would also be able to acquire, or be acquired by, brokerage firms and insurance underwriters. The Registrant has not had an opportunity to assess the impact of the legislation on its operations but at the present time does not anticipate significant changes in its products or services.

     In addition to the matters discussed above, the Registrant's affiliate banks are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

     Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures, and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or the Registrant and its affiliate banks in particular would be affected.

Item 2.  PROPERTIES

     The principal office of the Registrant is located in leased space in the multi-story Old National Bank Building located at 420 Main Street, Evansville, Indiana. The building is owned by a non-affiliated third party.

     The Registrant's affiliate banks conduct business primarily from facilities owned by the respective affiliate banks. Of the 119 banking offices operated by the Registrant's affiliate banks, 97 are owned by the respective banks and 22 are leased from non-affiliated third parties.

     Old National Realty Company, Inc., a wholly-owned non-banking subsidiary of the Registrant, owns certain real properties in downtown Evansville, Indiana, which generally are incidental to the Registrant's banking operations. It does not engage in real estate brokerage services.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 1999.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Annual Meeting

     The Annual Meeting of Shareholders will be held Thursday, April 20, 2000, at 10:30 a.m. Central Daylight Time, at The Centre, 715 Locust Street, Evansville, Indiana.

Corporate Office
          420 Main Street
          Evansville, Indiana 47708
          812-464-1434
          Website: www.oldnational.com

Stock Information

     The stock of the company is traded over-the-counter on the NASDAQ National Market System under Ticker Symbol OLDB. The Stock Transfer Agent is:

          Old National Bancorp
          Post Office Box 929
          Evansville, Indiana  47706-0929

     In December 1999, a 5% stock dividend was declared to shareholders of record on January 7, 2000. There were 14,478 shareholders of record as of December 31, 1999.

Market Makers

     The following firms make a market in Old National Bancorp's stock:

          ABN AMRO
          Bear, Stearns
          Credit Suisse First Boston Corporation
          Hilliard, Lyons Keefe,
          Bruyette & Woods, Inc.
          McDonald & Company Sec., Inc.
          NatCity Investments, Inc.
          Salomon, Smith Barney

Stock Purchase and Discounted Dividend Reinvestment Plan

     The company offers a direct stock purchase and discounted dividend reinvestment plan to all interested investors. For information concerning this convenient method of purchasing shares of stock contact:

          Shareholder Services Department
          Old National Bancorp
          Post Office Box 929
          Evansville, Indiana   47706-0929
          812-464-1296

Additional Information

     Shareholders and interested investors may obtain information about the company upon written request or by calling:

          John C. Claybon, CFA
          Assistant Vice President - Investor Relations
          Old National Bancorp
          Post Office Box 718
          Evansville, Indiana 47705-0718
          812-464-1442

Equal Opportunity Employer

     The company maintains its commitment to equal opportunity and affirmative action in employment and promotion policies and pledges to recruit, hire, train, and promote persons in all job classifications without regard to race, color, religion, sex, age, or handicap.

The table below lists the NASDAQ price quotes, share volume and dividend data for Old National Bancorp stock over the last two years.*

                    Price Per Share
                  --------------------   Share     Dividend
                    High        Low      Volume    Declared
------------------------------------------------------------
1999
------------------------------------------------------------
First Quarter     $35 5/64   $28 13/32  2,067,800    $ .15
Second Quarter     34 39/64   28 37/64  2,746,400      .16
Third Quarter      30 27/64   25 53/64  5,423,700      .16
Fourth Quarter     32 9/64    27 7/16   3,219,900      .16
------------------------------------------------------------

------------------------------------------------------------
1998
------------------------------------------------------------
First Quarter     $28 7/8    $27 13/64  1,346,700    $ .14
Second Quarter     29 3/4     28 51/64  1,345,700      .14
Third Quarter      33 23/32   28 7/8    1,885,400      .14
Fourth Quarter     36 23/64   30 25/64  1,791,300      .14
------------------------------------------------------------

* Data adjusted for all stock dividends, including a 5% stock dividend paid to shareholders on January 28, 2000.

ITEM 6.  SELECTED FINANCIAL DATA
($ in thousands except per share data)

                                                                                                            Five
                                                                                                            Year
                                                                                                           Growth
                                       1999        1998        1997        1996        1995        1994     Rate
------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
(Taxable equivalent basis)
  Interest income                  $  505,761  $  470,921  $  448,895  $  419,585  $  402,793  $  353,983
  Interest expense                    250,536     231,613     216,873     196,298     191,835     149,809
------------------------------------------------------------------------------------------------------------------
  Net interest income                 255,225     239,308     232,022     223,287     210,958     204,174    4.6%
  Provision for loan losses            11,489      12,160      13,562      11,082       7,491       7,886    7.8
------------------------------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses         243,736     227,148     218,460     212,205     203,467     196,288    4.4
  Noninterest income                   67,508      58,443      51,104      48,680      42,044      36,680   13.0
  Noninterest expense                 185,564     167,496     158,644     158,091     153,345     152,093    4.0
------------------------------------------------------------------------------------------------------------------
  Income before income taxes          125,680     118,095     110,920     102,794      92,166      80,875    9.2
  Income taxes                         42,986      43,960      42,837      40,107      35,222      29,550    7.8
------------------------------------------------------------------------------------------------------------------
  Net income from
    continuing operations              82,694      74,135      68,083      62,687      56,944      51,325   10.0
  Discontinued operations               4,101      (9,854)     (5,005)        494           0           0    N/M
------------------------------------------------------------------------------------------------------------------
  Net Income                       $   86,795  $   64,281  $   63,078  $   63,181  $   56,944  $   51,325   11.1%
==================================================================================================================
YEAR-END BALANCES
  Total assets                     $6,982,932  $6,416,611  $5,933,321  $5,602,460  $5,281,387  $5,081,088    6.6%
  Loans, net of unearned income     4,837,934   4,354,305   3,915,901   3,627,662   3,375,915   3,205,097    8.6
  Deposits                          5,071,298   4,668,858   4,521,010   4,479,357   4,336,406   4,028,932    4.7
  Shareholders' equity                492,744     519,645     500,609     480,405     481,511     457,971    1.5
PER SHARE DATA
(on continuing operations) (1)
  Net income-basic                    $  1.72     $  1.54     $  1.40     $  1.25      $ 1.10      $ 0.97   12.1
  Net income-diluted (2)                 1.67        1.49        1.36        1.22        1.07        0.95   11.9
  Cash dividends paid                    0.63        0.56        0.53        0.50        0.48        0.46    6.5
  Book value at year-end                10.42       10.86       10.38        9.77        9.43        8.72    3.6
SELECTED PERFORMANCE
RATIOS (on continuing operations)
  Return on assets                       1.22%       1.21%       1.19%       1.17%       1.11%       1.04%
  Return on equity (3)                  15.70       14.95       14.28       13.23       12.20       11.07
  Equity to assets                       7.75        8.38        8.46        8.95        9.02        9.36
  Dividend payout                       36.95       35.15       36.74       40.37       43.69       47.18
  Primary capital to assets              8.57        9.22        9.27        9.77        9.88       10.26
  Net charge-offs to average loans       0.16        0.23        0.21        0.30        0.25        0.27
  Allowance for loan losses
    to average loans                     1.23        1.26        1.31        1.25        1.30        1.44
==================================================================================================================

(1) Restated for all stock dividends, including a 5% stock dividend paid to shareholders on January 28, 2000.
(2)  Assumes the conversion of subordinated debentures.
(3)  Excludes unrealized gains (losses) on investment securities.

N/M = Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

     Old National Bancorp ("Old National") is a bank holding company headquartered in Evansville, Indiana. Located in Indiana, Illinois, and Kentucky, its 119 community banking locations serve customers in both urban and rural markets. These community banking centers provide a wide range of financial services, such as making commercial and consumer loans; originating and servicing mortgage loans; issuing and servicing credit cards; leasing; offering various deposit products; issuing letters of credit; issuing credit life, accident, and health insurance; providing safe deposit facilities; and providing alternative investments and brokerage services.

     Old National's nonbank affiliates provide additional financial or support services incidental to Old National's operations, including issuance and reinsurance of credit life, accident, health, life, property, and casualty insurance; investment services; fiduciary and trust services; and property ownership.

Financial Basis

     The following discussion is an analysis of Old National's operating results for the years 1997 through 1999 and financial condition as of December 31, 1999 and 1998, and will assist readers of the accompanying consolidated financial statements and related notes beginning on page 25. Management's forward-looking statements are intended to benefit the reader but are subject to various risks and uncertainties which may cause actual results to differ materially, including but not limited to: (1) economic conditions generally and in the market areas of the company; (2) increased competition in the financial services industry; (3) actions by the Federal Reserve Board and changes in interest rates; and (4) governmental legislation and regulation.

     The financial information has been restated to reflect mergers accounted for as pooling-of-interests as if they had occurred at the beginning of the first year presented. Purchases have been included in reported results from the date of the transaction.

     During 1998, Old National sold the operations and related auto loans of its consumer finance subsidiary headquartered in Indianapolis. The sale and the operations prior to the sale resulted in a $9.9 million loss on discontinued operations, net of tax, in 1998. In 1999 certain contingencies related to this sale were successfully resolved and resulted in a $4.1 million gain on discontinued operations. The financial results of the discontinued operations in prior periods are similarly broken out from Old National's continuing operations. The net assets of the subsidiary are included in other assets on the consolidated balance sheet for periods prior to the sale. The following discussion and analysis of Old National's financial condition and results of operations relate to its continuing operations. For further details regarding the discontinued operations, see the consolidated financial statements and Note 2.

     Tax-exempt interest income in the following information has been increased to an amount comparable to interest subject to income taxes using the federal statutory rate in effect of 35% for all periods. An offsetting increase of the same amount is made in the income tax section of the Selected Financial Data. Net income is unaffected by these taxable equivalent adjustments.

Competition and Economic Conditions

     The banking industry and related financial service providers are highly competitive. Old National competes not only against other local and regional banking institutions, thrifts, finance companies, and credit unions, but also money market mutual funds, investment brokers, and insurance companies. This competition takes place in terms of interest rates on loans and deposits, convenient locations and hours, types of services, and quality of service. In most of its markets, Old National ranks first or second in volume of loans and deposits.

     The economy in the United States and the Midwest has continued their relatively low inflation and unemployment and steady growth. While there have been some conflicting signs of weakness in certain sectors of the economy, Old National's major markets have generally demonstrated economic expansion and a growing financial base with additions such as the new and expanding Toyota and AK Steel manufacturing complexes.

     Short-and long-term interest rates increased during the second half of 1999, reversing the declines of 1998. The Federal funds rate target established by the Federal Reserve Open Market Committee was increased from 4.75% in June of 1999 to 5.5% by December 1999. The national prime lending rate moved in tandem with the Federal funds target rate, increasing from 7.75% to 8.5% during 1999. Long-term U.S. Treasury rates increased throughout 1999. The 30 year U.S. Treasury bond yield finished the year at 6.60%, approximately 150 basis points higher than in January 1999. The yield curve, as measured by the difference between rates on 6 month U.S. Treasury bills and 30 year Treasury bonds, steepened during 1999 from a fairly flat curve in 1998, reflecting continuing concern within the financial markets that interest rates would increase further.

     During 1997, the fixed-income market began requiring from corporate customers higher spreads to U.S. Treasury rates. In 1997 and 1998, declining rates muted some of this impact on the banking industry's and Old National's cost of funds. With the rising rate environment in 1999, this additional spread put pressure on the marginal cost of funds. This trend combined with competitive issues on loan pricing continued to compress net interest margin in 1999 within the banking industry and at Old National.

Merger and Consolidation Activity

     During 1999, Old National merged with Southern Bancshares Ltd. ("Southern"), Carbondale, Illinois, and Dulaney Bancorp, Inc. ("Dulaney"), Marshall, Illinois. As of December 31, 1998, Southern had total assets of $255 million, and Dulaney's total assets were $39 million. Both mergers were consummated in the first quarter of 1999 and accounted for as pooling-of-interests. These financial statements have been restated to reflect the Southern merger. The Dulaney merger was not considered material.

     In 1999 Old National announced merger agreements with ANB Corporation ("ANB"), Muncie, Indiana, Heritage Financial Services, Inc. ("Heritage"), Clarksville, Tennessee, and Permanent Bancorp, Inc. ("Permanent"), Evansville, Indiana. As of December 31, 1999, total assets for these entities were $880 million for ANB, $246 million for Heritage, and $497 million for Permanent. ANB and Heritage mergers are anticipated to close in the first quarter of 2000 and will be accounted for as pooling-of-interests. The Permanent transaction is expected to close in the third quarter of 2000 and will be accounted for as a purchase. These mergers are subject to shareholder and regulatory approvals.

     In 1999 Old National implemented its charter consolidation project named One Bank. In the third and fourth quarters Old National consolidated its banking charters down to three banks with the ultimate plan to have one banking charter. The goals of One Bank included a single brand image, common products offered throughout the banking locations, and improved back-office efficiency.

Year 2000

     Old National and its computer systems and software successfully made the transition into the year 2000. The media devoted much coverage to the Year 2000 ("Y2K") issue, also know as the "Millennium Bug." This refers to the possibility that some computers may be unable to recognize the date change at the turn of the century. With the high volume of transactions and electronic data, the banking industry requires extensive computer capabilities to service its customers. The change to the new year did not create any significant problems at Old National or with its major customers.


RESULTS OF OPERATIONS

Net Income

     Old National's earnings rose 11.5% to reach $82.7 million in 1999, an $8.6 million increase, despite nearly $2.0 million of charter consolidation expenses, net of security gains and taxes. Shareholders' basic income per share for 1999 was $1.72, up 11.7% over 1998, and diluted earnings per share totaled $1.67, a 12.1% increase over 1998. Strong revenue growth (tax equivalized net interest income plus noninterest income) of $25.0 million, an 8.4% increase, generated the earnings growth in 1999. The specific effects of each of these factors are discussed in the following paragraphs.

     Old National's 1998 net income was $74.1 million, up $6.0 million above 1997 earnings. Revenue growth of $14.6 million combined with reduced provision for loan loss created the 8.9% increase in earnings.

Net Interest Income

     As a financial intermediary, Old National pays interest on deposits and other liabilities and receives interest and fee income on earning assets, such as loans and investments. The difference between the income earned and the interest paid is net interest income which provides nearly 80% of Old National's revenues. Net interest margin is net interest income, on a taxable equivalent basis, expressed as a percentage of average earning assets. Incorporating the tax savings on certain assets permits effective yield comparability.

     The net interest margin is influenced by a number of factors, such as the volume and mix of earning assets and funding sources, the interest rate environment, income tax rates, and the level of earning assets funded by interest-free funding sources (primarily noninterest-bearing demand deposits and equity capital). Old National can influence the effect of these factors through its management of credit extension and interest rate sensitivity, both of which are discussed in detail later in this report. External factors, such as the overall condition of the economy, credit demand strength, Federal Reserve Board monetary policy, and changes in tax laws, can also have significant effects on changes in net interest income from one period to another.

     On a taxable equivalent basis, net interest income grew 6.7%, a $15.9 million increase over 1998. Average earning assets grew 11.3% or $649.2 million during 1999. Nonearning assets rose $7.7 million, in part due to increased cash in late 1999 as a precaution for Y2K. Included in other assets is cash surrender value of bank owned life insurance ("BOLI") discussed in the Noninterest Income section of this report. Much of the asset growth was funded by interest-bearing liabilities which increased $607.8 million or 12.0%. Noninterest-bearing deposits increased $29.8 million or 6.0%, and other liabilities and equity provided an additional $14.8 million of funding.

     Several factors combined to lower Old National's net interest margin to 4.00%. Earning asset yield declined 29 basis points to 7.92%. The full year impact of declining interest rates in 1998 and competitive market pressures resulted in a 43 basis point decrease in loan yields, despite the Federal Reserve Bank raising interest rates throughout the last half of 1999. Loans, however, comprised a higher percentage of assets, increasing to 72.6% of earning assets and 68.3% of total assets. The cost of interest-bearing liabilities declined 16 basis points to 4.44%. Growth in higher-rate certificate of deposits and borrowings contributed to the net interest margin compression, particularly during the last half of 1999.

     In 1998 net interest income grew 3.1% or $7.3 million and totaled $239.3 million. Average earning assets grew 6.6%, a $355.5 million increase. Interest-bearing liabilities rose $340.6 million or 7.2%. The yield on earning assets declined 13 basis points as all asset categories experienced similar declines. The cost of interest-bearing liabilities decreased 2 basis points due to growth in the higher-rate liabilities. Net interest margin declined from 4.31% to 4.17% due to these trends. Additionally, approximately 7 basis points of the decrease was due to the purchase of BOLI which generates tax-free noninterest income that is not included in net interest income.

     Table 1 on page 11 details the changes in the components of net interest income. Table 2 on page 11 attributes those fluctuations to the impact of changes in the average balances of assets and liabilities and the yields earned or rates paid. Table 3 on page 12 presents a three year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate.

Net Interest Income Changes (Table 1)
(Taxable equivalent basis, $ in thousands)

----------------------------------------------------------------------------------------
                                                                          % Change From
                                                                            Prior Year
                                                                          --------------
                                               1999      1998      1997    1999    1998
----------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans                                      $387,508  $360,493  $334,204    7.5%   7.9%
  Investment securities                       117,117   109,209   113,776    7.2   (4.0)
  Money market investments                      1,136     1,219       915   (6.8)  33.2
----------------------------------------------------------------------------------------
      Total interest income                   505,761   470,921   448,895    7.4    4.9
----------------------------------------------------------------------------------------
INTEREST EXPENSE:
  NOW deposits                                  9,220    10,125    11,182   (8.9)  (9.5)
  Savings deposits                             10,420    10,855    11,983   (4.0)  (9.4)
  Money market deposits                        22,498    23,783    24,893   (5.4)  (4.5)
  Certificates of deposit $100,000 and over    20,345    23,417    19,927  (13.1)  17.5
  Other time deposits                         120,126   112,543   108,805    6.7    3.4
  Short-term borrowings                        28,237    18,879    20,379   49.6   (7.4)
  Other borrowings                             39,690    32,011    19,704   24.0   62.5
----------------------------------------------------------------------------------------
      Total interest expense                  250,536   231,613   216,873    8.2    6.8
----------------------------------------------------------------------------------------
NET INTEREST INCOME                          $255,225  $239,308  $232,022    6.7%   3.1%
========================================================================================
NET INTEREST MARGIN                              4.00%     4.17%     4.31%
============================================================================

Net Interest Income--Rate/Volume Analysis (Table 2)
(Taxable equivalent basis, $ in thousands)

--------------------------------------------------------------------------------------------------------
                                                     1999 vs. 1998                1998 vs. 1997
--------------------------------------------------------------------------------------------------------
                                                        Attributed to                 Attributed to
                                              Total   ------------------   Total    -----------------
                                              Change   Volume     Rate     Change    Volume      Rate
--------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans                                       $27,015  $45,926  $(18,911)  $26,289   $31,719   $(5,430)
  Investment securities                         7,908    7,869        39    (4,567)     (647)   (3,920)
  Money market investments                        (83)    (144)       61       304       382       (78)
--------------------------------------------------------------------------------------------------------
      Total interest income                    34,840   53,651   (18,811)   22,026    31,454    (9,428)
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  NOW deposits                                   (905)     526    (1,431)   (1,057)       21    (1,078)
  Savings deposits                               (435)     611    (1,046)   (1,128)     (434)     (694)
  Money market deposits                        (1,285)     (31)   (1,254)   (1,110)      (48)   (1,062)
  Certificates of deposit $100,000 and over    (3,072)  (1,153)   (1,919)    3,490     3,962      (472)
  Other time deposits                           7,583   12,583    (5,000)    3,738     3,608       130
  Short-term borrowings                         9,358    8,186     1,172    (1,500)     (408)   (1,092)
  Other borrowings                              7,679    9,554    (1,875)   12,307    14,120    (1,813)
--------------------------------------------------------------------------------------------------------
      Total interest expense                   18,923   30,276   (11,353)   14,740    20,821    (6,081)
--------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                           $15,917  $23,375  $ (7,458)  $ 7,286   $10,633   $(3,347)
========================================================================================================

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

Three Year Average Balance Sheet and Net Interest Analysis (Table 3) (Tax equivalent basis, $ in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                   1999                             1998                             1997
-----------------------------------------------------------------------------------------------------------------------------------
                                     Average    Interest   Yield/    Average     Interest   Yield/    Average     Interest  Yield/
                                     Balance     & Fees     Rate     Balance      & Fees     Rate     Balance      & Fees    Rate
-----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
Money market investments           $   20,571   $   1,136   5.52%   $   23,257   $   1,219   5.24%   $   16,245   $    915   5.63%
Investment securities:
  U.S. Treasury and
    Government agencies (1)         1,157,028      74,772   6.46     1,094,709      70,418   6.43     1,124,725     74,923   6.66
  State and political subdivisions    513,785      38,248   7.44       467,562      35,236   7.54       454,544     35,821   7.88
  Other securities                     60,725       4,097   6.75        52,910       3,555   6.72        45,300      3,032   6.69
-----------------------------------------------------------------------------------------------------------------------------------
       Total investment securities  1,731,538     117,117   6.76     1,615,181     109,209   6.76     1,624,569    113,776   7.00
-----------------------------------------------------------------------------------------------------------------------------------
Loans: (2) (3)
  Commercial                        1,121,242      96,915   8.64       976,248      88,339   9.05       852,652     80,067   9.39
  Commercial real estate            1,032,784      87,124   8.44       831,015      73,959   8.90       705,889     62,869   8.91
  Residential real estate           1,762,102     134,661   7.64     1,584,180     127,824   8.07     1,440,237    118,195   8.21
  Consumer, net of
    unearned income                   691,665      64,466   9.32       680,291      65,947   9.69       714,410     68,314   9.56
  Credit card                          27,769       4,342  15.64        28,303       4,424  15.63        28,932      4,759  16.45
-----------------------------------------------------------------------------------------------------------------------------------
       Total loans                  4,635,562     387,508   8.36     4,100,037     360,493   8.79     3,742,120    334,204   8.93
-----------------------------------------------------------------------------------------------------------------------------------
       Total earning assets         6,387,671    $505,761   7.92%    5,738,475    $470,921   8.21%    5,382,934   $448,895   8.34%
Less: Allowance for loan losses       (56,111)   ================      (51,482)   ================      (46,284)  ================
NON-EARNING ASSETS:
  Cash and due from banks             142,334                          132,484                          131,857
  Other assets                        312,084                          314,195                          266,256
                                   ----------                       ----------                       ----------
TOTAL ASSETS                       $6,785,978                       $6,133,672                       $5,734,763
                                   ==========                       ==========                       ==========
INTEREST-BEARING
  LIABILITIES:
  NOW deposits                     $  697,477    $  9,220   1.32%   $  660,609    $ 10,125   1.53%   $  659,308   $ 11,182   1.70%
  Savings deposits                    441,679      10,420   2.36       417,050      10,855   2.60       433,211     11,983   2.77
  Money market deposits               580,707      22,498   3.87       581,480      23,783   4.09       582,607     24,893   4.27
  Certificates of deposit
    $100,000 and over                 388,252      20,345   5.24       409,282      23,417   5.72       340,787     19,927   5.85
  Other time deposits               2,255,739     120,126   5.33     2,024,513     112,543   5.56     1,959,560    108,805   5.55
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-
          bearing deposits          4,363,854     182,609   4.18     4,092,934     180,723   4.42     3,975,473    176,790   4.45
  Short-term borrowings               573,080      28,237   4.93       402,796      18,879   4.69       411,233     20,379   4.96
  Other borrowings                    710,383      39,690   5.59       543,830      32,011   5.89       312,270     19,704   6.31
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
         liabilities               $5,647,317    $250,536   4.44%   $5,039,560    $231,613   4.60%   $4,698,976   $216,873   4.62%
NONINTEREST-BEARING                              ================                 ================                ================
  LIABILITIES:
  Demand deposits                     522,219                          492,435                          475,868
  Other liabilities                    90,827                           87,648                           74,795
Shareholders' equity                  525,615                          514,029                          485,124
                                   ----------                       ----------                       ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $6,785,978                       $6,133,672                       $5,734,763
                                   ==========                       ==========                       ==========
INTEREST MARGIN RECAP:
Interest income/earning assets                   $505,761   7.92%                 $470,921   8.21%                $448,895   8.34%
Interest expense/earning assets                   250,536   3.92                   231,613   4.04                  216,873   4.03
                                                 ----------------                 ----------------                ----------------
Net interest margin                              $255,225   4.00%                 $239,308   4.17%                $232,022   4.31%
                                                 ================                 ================                ================

(1) Includes Government agency mortgage-backed securities.
(2) Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.
(3) The amount of loan fees is not material in any of the years presented.

Asset/Liability Management--Interest Rate Sensitivity and Liquidity

     Customer preferences for loans and deposits generate certain levels of interest rate risk, which is the impact changing interest rates have on net interest income. Asset/liability management's goal is to maximize and maintain adequate growth of net interest income within certain interest rate sensitivity and liquidity guidelines established by Old National's Balance Sheet Management Committee. This committee, comprised of Old National senior managers, monitors asset/liability issues and guidelines.

     Old National uses both static gap and income simulation methods to measure the impact of interest rate changes on its net interest income. Static gap, measured at a point in time, measures interest rate risk as the difference between interest rate-sensitive assets and interest rate-sensitive liabilities within a given repricing period and is expressed as a ratio and as a dollar amount known as the "gap." A ratio of 100% suggests a balanced position between rate-sensitive assets and liabilities within a given repricing period. While the measurement process and related assessment of risk are somewhat imprecise, Old National believes its asset/liability management program allows adequate reaction time for trends in the market place as they occur, thereby minimizing the potential negative effect of its gap position against the event of interest rate changes.

     Table 4 below reflects Old National's interest rate sensitivity position within specified time periods and cumulatively over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. In the 365 day cumulative time frame, the assets to liabilities ratio was 63%, down from 83% in 1998. Asset growth was primarily in time horizons greater than one year while liability growth was slightly more in periods under one year.

     Net interest income simulation modeling is used to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow Old National to generate strong net interest income while controlling and monitoring interest rate risk. Old National simulates both an immediate interest rate shock up and down 200 basis points and a gradual change in rates of 200 basis points up or down over 12 months and sustained for additional 12 months. Key model assumptions include asset prepayment speeds; changes in market conditions, loan volumes, and pricing; deposit sensitivity; and customer preferences and are inherently uncertain. The model cannot precisely estimate net interest income or the impact of interest rate changes. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes, changes in market conditions, management strategies, among other factors. Old National's policy limit using the gradual rate change for the maximum negative impact on net interest income over 12 months is 10%. At December 31, 1999, Old National was well within that limit as the model's fluctuation was 2% for the first 12 months and less than 5% for the total 24 month period.

Analysis of Interest Rate Sensitivity at December 31, 1999 (Table 4) ($ in thousands)

------------------------------------------------------------------------------------------------------------
                                               1-180       181-365         1-5       Beyond
                                               Days         Days          Years      5 years       Total
------------------------------------------------------------------------------------------------------------
RATE-SENSITIVE ASSETS:
  Money market investments                  $   16,431   $        --   $       --   $       --   $   16,431
  Investment securities                         79,309        51,743      362,057    1,185,542    1,678,651
  Loans, net of unearned income              1,390,933       501,693    1,677,980    1,267,328    4,837,934
------------------------------------------------------------------------------------------------------------
      Total rate sensitive assets           $1,486,673   $   553,436   $2,040,037   $2,452,870   $6,533,016
-------------------------------------------------------------------------------------------------===========

RATE-SENSITIVE LIABILITIES:
  Deposits                                   1,632,556       525,310      973,089    1,394,917    4,525,872
  Other borrowed funds                       1,034,278        43,244      222,423       36,958    1,336,903
------------------------------------------------------------------------------------------------------------
      Total rate-sensitive liabilities      $2,666,834   $   568,554   $1,195,512   $1,431,875   $5,862,775
-------------------------------------------------------------------------------------------------===========
  Interest sensitivity gap per period       (1,180,161)      (15,118)     844,525    1,020,995
=================================================================================================
  Cumulative gap                           $(1,180,161)  $(1,195,279)  $ (350,754)  $  670,241
  Cumulative ratio at December 31, 1999 (1)         56%           63%          92%         111%
  Cumulative ratio at December 31, 1998 (1)         78%           83%         116%         114%
=================================================================================================

(1) Rate-sensitive assets/rate-sensitive liabilities.

Liquidity Management

     In addition to the interest rate sensitivity the Balance Sheet Management Committee monitors the company's liquidity position. The objective is to ensure the ability to meet cash flow needs of customers, such as new loan demand and deposit withdrawals, while at the same time maximizing lending and investment opportunities.

     Failure to properly manage liquidity requirements may result in the need to satisfy customer withdrawals and other obligations with expensive funding sources. Too much liquidity on the balance sheet is similarly undesirable as earnings will suffer due to underutilized resources. Old National's banking operations maintain adequate liquidity with sufficient levels of liquid assets, unpledged securities, deposit growth, and other alternative funding sources, such as the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank. At December 31, 1999, the bank's debt rating was rated A3 by Moody's and A- by Standard and Poor's.

     The parent company's sources of liquidity include: bank lines of credit, capital markets, and affiliate banks' dividends which are subject to regulatory limits and in some cases require regulatory approval. Notes 10 and 13 of the consolidated financial statements address this further. At year-end 1999 Old National had $75 million in available lines of credit from unaffiliated banks. Old National has capacity to issue up to $85.7 million of a $150 million medium term note program available for future liquidity needs. At December 31, 1999, these securities were rated Baa1 by Moody's and BBB+ by Standard and Poor's.

Noninterest Income

     Besides net interest income, Old National generates additional revenue, noninterest income, through fees and sales commissions from its core banking franchise and other related businesses, such as investment products and insurance. Noninterest income, excluding securities transactions, grew 12.0% in 1999 compared to 14.5% in 1998.

     The trust fee income grew 7.5% in 1999 and 11.5% in 1998. Trust fees benefited from a strong equity market in both years which was partially offset by a poor bond market in 1999. Service charges on deposit accounts rose dramatically in 1999 with a 23.4% increase compared to a 2.3% in 1998. As part of One Bank, Worry-Free Checking was introduced which produced higher levels of collectible overdraft fees. Loan servicing fees were relatively unchanged in 1999, up 0.2%, after a 4.3% decline in 1998. Lower mortgage banking and commercial loan fees in 1999 negated higher consumer loan fees. Bank-owned life insurance revenue, a new initiative in 1998, represented income on officers' life insurance coverage, and in 1999 Old National had a full year of the revenue. Insurance sales hit $6.1 million, up 11.5% in 1999 after 8.4% growth in 1998. The Sycamore Agency purchased on December 31, 1999, is not included but will contribute additional revenue in 2000. Investment and brokerage business increased 22.7% in 1999 with revenue exceeding $6.1 million, compared to 6.1% growth in 1998. The coordination of trust and brokerage services contributed to this growth. The remaining other income category was down $0.3 million from 1998 which included loan sale gains.

     In 1999 Old National realized $2.5 million in net securities gains as management restructured the investment portfolio and used these one-time gains to partially offset the one-time charter consolidation expenses. During 1998 and 1997, Old National had minimal security sales.

     Table 5 below presents changes in the components of noninterest income for the years 1997 through 1999.

Noninterest Income (Table 5)
($ in thousands)

------------------------------------------------------------------------------
                                                               % Change From
                                                                 Prior Year
                                                              ----------------
                                      1999     1998     1997    1999    1998
------------------------------------------------------------------------------
Trust fees                          $14,405  $13,404  $12,024    7.5%   11.5%
Service charges on deposit accounts  21,514   17,441   17,044   23.4     2.3
Loan servicing fees                   4,827    4,816    5,031    0.2    (4.3)
Insurance premiums and commissions    6,114    5,481    5,058   11.5     8.4
Investment product fees               6,104    4,976    4,689   22.7     6.1
Bank-owned life insurance             4,260    3,860       --   10.4     N/M
Other income                          7,826    8,125    6,879   (3.7)   18.1
------------------------------------------------------------------------------
      Subtotal                       65,050   58,103   50,725   12.0    14.5
Net securities gains                  2,458      340      379  622.9   (10.3)
------------------------------------------------------------------------------
      Total noninterest income      $67,508  $58,443  $51,104   15.5%   14.4%
==============================================================================

N/M = Not meaningful

Noninterest Expense

     The banking industry continues to improve its efficiency through mergers and technology advancements. The challenge for Old National and the industry is to achieve cost efficiencies while still providing quality customer service. One key ratio used to evaluate performance is the efficiency ratio, with lower percentages representing positive trends. Old National's efficiency ratio (net interest income, tax equivalized, plus noninterest income, excluding securities gains, divided by noninterest expense), was 57.94% in 1999, 56.32% in 1998, and 56.11% in 1997. In 1999 consolidation expenses of $5.5 million negatively impacted this ratio. If these are removed, the ratio for 1999 would have been 56.23%.

     Salaries and benefits, which comprised over 50% of total noninterest expense, grew 13.1% in 1999 and 4.6% in 1998. As a part of charter restructuring in 1999, Old National had duplicate expenses as centralized operations were staffed up to take over certain functions but did not fully take over these operations until late in the year. Old National's strong earnings results and retirements, severance, and incentives linked to charter reduction which totaled $2.0 million in 1999, combined to increase incentives by $2.9 million over 1998 levels. Equipment expense declined 1.0% in 1999 after a 7.6% increase in 1998 partially due to accelerated depreciation on equipment to be upgraded. Marketing expense increased 16.3% in 1999 compared to a 4.8% in 1998. In 1999 Old National had several corporate-wide promotions, such as Worry-Free Checking, Y2K advertising, and charter consolidation marketing efforts. Data processing expense rose over 11% in both 1999 and 1998. In 1998 Old National outsourced credit card processing which increased this particular expense. In 1999 Old National had a full year of this outsource expense and additional costs and higher expenses related to Y2K. Communications and transportation expense increased 9.3% in 1999 and 2.1% in 1998. Higher postage in 1999 influenced by Y2K and restructuring represented over half of the overall increase. Professional fees increased 54.9% in 1999 and 45.4% in 1998, a big portion of which related to consolidation consulting services. Other expense declined 3.0% in 1999 after a 5.4% increase in 1998.

     Table 6 below presents changes in the components of noninterest expense for the years 1997 through 1999.

Noninterest Expense (Table 6)
($ in thousands)

-------------------------------------------------------------------------------------
                                                                       % Change From
                                                                         Prior Year
                                                                      ---------------
                                            1999      1998      1997    1999   1998
-------------------------------------------------------------------------------------
Salaries and employee benefits            $108,555  $ 95,997  $ 91,791  13.1%   4.6%
Occupancy expense                           10,932     9,898    10,051  10.4   (1.5)
Equipment expense                           13,279    13,412    12,466  (1.0)   7.6
Marketing expense                            6,856     5,895     5,623  16.3    4.8
FDIC insurance premiums                        690       578       707  19.4  (18.2)
Data processing expense                      9,996     8,933     7,860  11.9   13.7
Communications and transportation expense    7,777     7,115     6,968   9.3    2.1
Professional fees                            6,934     4,477     3,079  54.9   45.4
Other expense                               20,545    21,191    20,099  (3.0)   5.4
-------------------------------------------------------------------------------------
      Total noninterest expense           $185,564  $167,496  $158,644  10.8%   5.6%
=====================================================================================

Provision for Income Taxes

     Old National records a provision for income taxes currently payable and for income taxes payable in the future which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major differences between the effective tax rate applied to Old National's financial statement income and the federal statutory rate are caused by interest on tax-exempt securities and loans and state income taxes. Old National's effective tax rate was 24.0% in 1999, 28.5% in 1998, and 29.9% in 1997. The drop in rate in 1999 was due to a change in state tax laws and the implementation of certain tax saving strategies. See Note 7 to the consolidated financial statements for additional details on Old National's income tax provision.

Interim Financial Data

     Table 7 below provides a detailed summary of quarterly results of operations for the years ended December 31, 1999 and 1998. These results contain all normal and recurring adjustments of a material nature necessary for a fair and consistent presentation.

Interim Financial Data (Table 7)
(Unaudited, $ and shares in thousands except per share data)

-----------------------------------------------------------------------------------------
                                                               Quarter Ended
-----------------------------------------------------------------------------------------
                                                  December  September   June     March
                                                     31        30        30        31
-----------------------------------------------------------------------------------------
1999:
Interest income                                   $126,348  $125,398  $120,721  $116,456
Interest expense                                    66,813    64,523    60,808    58,392
-----------------------------------------------------------------------------------------
    Net interest income                             59,535    60,875    59,913    58,064
Provision for loan losses                            3,052     2,740     2,894     2,803
Noninterest income                                  17,323    16,925    17,180    16,080
Noninterest expense                                 50,869    45,756    45,301    43,638
-----------------------------------------------------------------------------------------
    Income before income taxes                      22,937    29,304    28,898    27,703
Income taxes                                         3,091     7,718     7,646     7,693
-----------------------------------------------------------------------------------------
    Net income from continuing operations           19,846    21,586    21,252    20,010
Discontinued operations                                618        --     3,483        --
-----------------------------------------------------------------------------------------
    Net income                                    $ 20,464  $ 21,586  $ 24,735  $ 20,010
=========================================================================================
Net income from continuing operations per share:
    Basic                                            $0.42     $0.45     $0.44     $0.41
    Diluted                                          $0.41     $0.43     $0.43     $0.40
=========================================================================================
Net income per share:
    Basic                                            $0.43     $0.45     $0.51     $0.41
    Diluted                                          $0.43     $0.43     $0.50     $0.40
=========================================================================================
Weighted average shares:
    Basic                                           47,493    48,318    48,485    48,378
    Diluted                                         48,810    50,066    50,358    50,275
=========================================================================================

1998:
Interest income                                   $115,708  $116,451  $113,060  $111,315
Interest expense                                    58,683    60,154    57,298    55,478
-----------------------------------------------------------------------------------------
    Net interest income                             57,025    56,297    55,762    55,837
Provision for loan losses                            2,971     2,936     3,174     3,079
Noninterest income                                  15,563    15,020    14,229    13,631
Noninterest expense                                 45,054    41,326    40,630    40,486
-----------------------------------------------------------------------------------------
    Income before income taxes                      24,563    27,055    26,187    25,903
Income taxes                                         6,570     7,064     8,011     7,928
-----------------------------------------------------------------------------------------
    Net income from continuing operations           17,993    19,991    18,176    17,975
Discontinued operations                                 --        --    (9,193)     (661)
-----------------------------------------------------------------------------------------
    Net income                                    $ 17,993  $ 19,991  $  8,983  $ 17,314
=========================================================================================
Net income from continuing operations per share:
    Basic                                            $0.38     $0.41     $0.38     $0.37
    Diluted                                          $0.37     $0.40     $0.36     $0.36
=========================================================================================
Net income per share:
    Basic                                            $0.38     $0.41     $0.18     $0.36
    Diluted                                          $0.37     $0.40     $0.18     $0.35
=========================================================================================
Weighted average shares:
    Basic                                           47,971    48,255    48,529    48,062
    Diluted                                         49,878    50,266    50,571    50,724
=========================================================================================

FINANCIAL CONDITION

Overview

     Total assets reached $7.0 billion at December 31, 1999, 8.8% higher than the prior year-end. Loans increased $483.6 million or 11.1%. Total liabilities grew $593.2 million or 10.0% over 1998. Deposits rose 8.6% or $402.4 million while other sources funded the remainder of the asset growth.

Investment Securities

     Investment securities at December 31, 1999, comprised 24% of total assets, down from 26% at year-end 1998. Investment securities increased $42.0 million, 2.6% over 1998, as the focal point for asset growth was loans rather than investments.

     While it does not actively trade its investment securities, Old National has classified all securities as available-for-sale to maximize flexibility to adapt to interest rate changes. The principal and interest payments along with the ability to pledge or liquidate, if necessary, available-for-sale securities provide funding to help meet unforeseen liquidity needs. The entire portfolio has an effective duration of 4.1 years.

     At December 31, 1999, Old National held investment securities issued by the certain states and their political subdivisions with the following aggregate market value: $103.8 million by Illinois, $82.2 million by Indiana. There were no other concentrations of investment securities issued by an individual state and its political subdivisions which were greater than 10% of shareholders' equity.

     Average yields on the investment securities portfolio are calculated on a taxable equivalent basis. Yields are based on the amortized cost and are weighted for the scheduled maturity of each investment. At year-end, average yields for the entire portfolio were 6.97% in 1999, 6.94% in 1998, and 7.18% in 1997. The portfolio yield rose slightly in 1999 as the reinvestment rates increased after the lower rate environment in 1998.

     Table 8 below presents the maturity distribution of the investment portfolio, along with weighted average yields thereon.

Maturity Distribution of Investment Securities (Table 8)
($ in thousands)

-------------------------------------------------------------------------------------------------------------
                                                      December 31, 1999
--------------------------------------------------------------------------------------
                                   Within    1 - 5     5 - 10    Beyond
                                   1 Year    Years     Years    10 Years     Total       1998        1997
-------------------------------------------------------------------------------------------------------------
FAIR VALUE:
U.S. Treasury                     $ 15,489  $ 17,491  $     --  $  3,746  $   36,726  $   92,704  $  119,158
U.S. Government agencies
  and corporations                 107,986   183,918    28,338        --     320,242     276,070     257,610
Mortgage-backed securities          36,332    88,125   421,549   189,768     735,774     719,422     727,434
States and political subdivisions   25,366   206,562   239,233    42,888     514,049     491,140     456,019
Other securities                       424     2,455       781    68,200      71,860      57,301      46,653
-------------------------------------------------------------------------------------------------------------
      Total                       $185,597  $498,551  $689,901  $304,602  $1,678,651  $1,636,637  $1,606,874
=============================================================================================================

AMORTIZED COST:
U.S. Treasury                     $ 15,479  $ 17,765  $     --  $  4,035  $   37,279  $   91,029  $  118,109
U.S. Government agencies
  and corporations                 111,251   190,043    29,683        --     330,977     270,749     254,282
Mortgage-backed securities          36,537    88,720   441,610   199,489     766,356     713,468     718,955
States and political subdivisions   25,209   204,592   243,608    44,478     517,887     472,461     441,031
Other securities                       415     2,446       781    68,400      72,042      57,418      46,723
-------------------------------------------------------------------------------------------------------------
      Total                       $188,891  $503,566  $715,682  $316,402  $1,724,541  $1,605,125  $1,579,100
Weighted average yield,
  based on amortized cost
  (taxable equivalent basis)          6.88%     7.15%     6.92%     6.85%       6.97%    6.94%   7.18%
=============================================================================================================

Lending and Loan Administration

     The key to Old National's success has long been its credit culture which features decision-making near the customer with corporate oversight. Community loan personnel have the authority to extend credit under guidelines established and administered by Old National's Credit Policy Committee. This committee, which meets quarterly, includes members of Old National's executive and community bank management. The committee monitors credit quality through its review of information such as delinquencies, problem loans, and charge-offs. The committee regularly reviews the loan policy to assure it remains appropriate for the current lending environment. Executive and credit committees at the local level provide additional knowledge, judgment, and experience to Old National's lending administration.

     Old National maintains an independent corporate loan review program. Its loan review system evaluates loan administration, credit quality, compliance with corporate loan standards, and the adequacy of the allowance for loan losses. This program includes periodic on-site visits as well as regular off-site reviews of problem loan reports, delinquencies, and charge-offs.

     Old National lends to commercial customers in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing. Old National's policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois, and Kentucky. Old National has no concentration of loans in any single industry exceeding 10% of its portfolio nor does its portfolio contain any loans to finance speculative transactions, such as large, highly leveraged buyouts or loans to foreign countries.

     The 11.1% loan growth in 1999 was spread among all major categories but was strongest in the commercial sector. Commercial real estate led all loan types with a 16.1% increase in 1999 following 23.9% growth in 1998. Commercial loans grew consistently with 14.3% in 1999 compared to 13.8% in 1998. The $60.7 million commercial loan made in 1998 to finance the sale of Old National's consumer finance subsidiary paid off in 1999. Residential real estate loan growth reached 7.3% in 1999, down from 10.8% in 1998. Higher interest rates in the last half of 1999 impacted new originations. Consumer credit increased 7.9% in 1999 after a 5.2% decrease in 1998. This growth included direct loans with consumers, loans acquired from dealers and direct home equity loans. In 1999 as part of the common product drive, a corporate-wide promotion for home equity loans contributed to this growth. The portfolio is well diversified with 24% of the portfolio in commercial loans, 23% in commercial real estate, 37% in residential real estate, and 16% in consumer credit. Over the past five years, commercial and commercial real estate loans have grown faster relative to the other categories.

     Old National's commercial lending is primarily to small to medium-sized businesses in various industries in its region. Commercial real estate loans are generally made to similar companies in Old National's geographical area. These industries have been stable in Old National's market area and provide opportunities for growth. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans. Table 9 on page 19 presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans which have predetermined and floating interest rates.

     Residential real estate loans, primarily 1-4 family properties, represent the most significant portion of the loan portfolio. This sector's percentage of our total loan portfolio has remained fairly constant over the last several years. Old National's portfolio includes both adjustable rate and fixed rate loans.

     Consumer loans include automobile loans, personal and home equity loans and lines of credit, student loans, and credit card loans.

     Loans in most categories have grown steadily over the past four years. Commercial loans increased an average of 10.8% per year between 1995 and 1999. Commercial real estate grew 17.6%, and residential real estate loans grew 8.4% over the same period. Consumer loans remained relatively unchanged. Table 10 on page 19 presents the composition of the loan portfolio for each of the last five years.

Distribution of Commercial Loan Maturities at December 31, 1999 (Table 9) ($ in thousands)
                               Within     1-5     Beyond
                               1 Year    Years    5 years     Total
-------------------------------------------------------------------------
Predetermined interest rates  $169,936  $236,735  $142,507  $  549,178
Floating interest rates        374,696   147,277   103,547     625,520
-------------------------------------------------------------------------
      Total                   $544,632  $384,012  $246,054  $1,174,698
=========================================================================


Loan Portfolio at Year-End (Table 10)
($ in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                                                   Four Year
                                           1999        1998        1997        1996        1995   Growth Rate
--------------------------------------------------------------------------------------------------------------
Commercial                              $1,174,698  $1,027,990  $  903,271  $  818,964  $  780,542    10.8%
Commercial real estate                   1,096,850     944,615     762,344     668,496     573,829    17.6
Residential real estate                  1,811,768   1,688,621   1,523,485   1,385,183   1,311,271     8.4
Consumer credit                            757,952     702,294     740,666     776,082     737,362     0.7
--------------------------------------------------------------------------------------------------------------
      Total loans                        4,841,268   4,363,520   3,929,766   3,648,725   3,403,004     9.2%
      Less: Unearned income                  3,334       9,215      13,865      21,063      27,089
-----------------------------------------------------------------------------------------------------=========
      Subtotal                           4,837,934   4,354,305   3,915,901   3,627,662   3,375,915
      Less: Allowance for loan losses       57,046      51,847      49,053      43,527      42,857
----------------------------------------------------------------------------------------------------
      Net loans                         $4,780,888  $4,302,458  $3,866,848  $3,584,135  $3,333,058
====================================================================================================

COMPOSITION OF LOAN
  PORTFOLIO BY TYPE
Commercial                                    24.3%       23.6%       23.1%       22.6%       23.1%
Commercial real estate                        22.7        21.7        19.5        18.4        17.0
Residential real estate                       37.4        38.8        38.9        38.2        38.8
Consumer credit                               15.6        15.9        18.5        20.8        21.1
====================================================================================================

     The adequacy of the allowance for loan losses is evaluated on a quarterly basis. This evaluation is based on reviews of specific loans, changes in the loan type and volume of the portfolios given current and anticipated economic conditions, and historical loss experience. Loans are charged off when they are deemed uncollectible.

     Charge-offs, net of recoveries, totaled $7.3 million in 1999, compared to $9.4 million in 1998 and $8.0 million in 1997. The most significant improvement in net charge-offs occurred within the consumer portfolio. In 1997 management revised its underwriting policies to address the changing nature and risk of consumer lending. Charge-off levels for consumer loans have declined in both 1998 and 1999. Net charge-offs to average loans have consistently ranged from 0.16% to 0.30% for the last five years.

     Old National makes monthly provisions at levels deemed necessary to provide assurance that the allowance for loan losses is sufficient to absorb estimated losses in the loan portfolio. For homogeneous loans, such as residential mortgage, consumer, and credit card, provision levels are determined using historic loss factors. For non-homogeneous loans, management allocates specific losses to loans in the highest risk categories with provisions for the remainder of the portfolio using historic loss factors. In addition, provisions reflect other risks affecting the loan portfolio, such as economic conditions in the geographic area, specific industry financial conditions, experience of lending staff, and borrower risk associated with Year 2000. The provision for loan losses was $11.5 million in 1999, slightly lower than $12.2 million in 1998 and $13.6 million in 1997. The lower provision levels reflect the loan portfolio's performance as a result of the strong economy in Old National's markets.

Table 11 below summarizes activity in the allowance for loan losses for the years 1995 through 1999, along with an allocation of the year-end balances and related statistics for the allowance and net charge-offs.

Allowance for Loan Losses (Table 11)
($ in thousands)

----------------------------------------------------------------------------------------------------
                                             1999        1998        1997        1996        1995
----------------------------------------------------------------------------------------------------
ANALYSIS:
Allowance for loan losses, January 1       $51,847     $49,053     $43,527     $42,857     $43,513
Loans charged off:
  Commercial                                 6,018       3,802       2,979       4,362       4,918
  Commercial and residential real estate     1,308       1,249         639         675         993
  Consumer credit                            6,766       7,887       8,976       9,829       5,386
----------------------------------------------------------------------------------------------------
      Total charge-offs                     14,092      12,938      12,594      14,866      11,297
----------------------------------------------------------------------------------------------------
Recoveries on charged-off loans:
  Commercial                                 2,852       1,330       1,561       2,281       1,647
  Commercial and residential real estate       390         323       1,156         330         320
  Consumer credit                            3,560       1,919       1,841       1,843       1,183
----------------------------------------------------------------------------------------------------
      Total recoveries                       6,802       3,572       4,558       4,454       3,150
----------------------------------------------------------------------------------------------------
Net charge-offs                              7,290       9,366       8,036      10,412       8,147
Provision charged to expense                11,489      12,160      13,562      11,082       7,491
Acquired from acquisition                    1,000          --          --          --          --
----------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31     $57,046     $51,847     $49,053     $43,527     $42,857
====================================================================================================

Average loans for the year              $4,635,562  $4,100,037  $3,742,120  $3,481,036  $3,299,737
Allowance/year-end loans                      1.18%       1.19%       1.25%       1.20%       1.27%
Allowance/average loans                       1.23        1.26        1.31        1.25        1.30
Net charge-offs/average loans                 0.16        0.23        0.21        0.30        0.25

ALLOCATION AT DECEMBER 31:
Commercial                                 $24,527     $23,500     $23,607     $20,195     $22,547
Commercial and residential real estate      24,049      12,399      12,695      12,660      12,562
Consumer credit                              8,470      15,948      12,751      10,672       7,748
----------------------------------------------------------------------------------------------------
Total                                      $57,046     $51,847     $49,053     $43,527     $42,857
====================================================================================================

     Assets determined by the various evaluation processes to be under-performing receive special attention by Old National management. Under-performing assets consist of: 1) nonaccrual loans where the ultimate collectibility of interest is uncertain, but the principal is considered collectible; 2) loans which have been renegotiated to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties. Each month, problem loan reports are prepared and reviewed at both the community and holding company levels. These reports include loans which show signs of being unable to meet debt obligations in the normal course of business, carry other characteristics deemed by bank management to warrant special attention, or have been criticized by regulators in the examination process. Besides the loans classified as under-performing, management closely monitors loans totaling $122.5 million at December 31, 1999, for the borrowers' ability to comply with present repayment terms. For these loans the existing conditions do not warrant either a partial charge-off or classification as nonaccrual. Management believes it has taken a conservative approach in its evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the portfolio's general condition and in establishing the allowance for loan losses.

     Under-performing assets as of year-end totalled $24.2 million in 1999 and $25.1 million in 1998. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were fairly consistent with 0.50% in 1999, 0.58% in 1998, and 0.51% in 1997. The growth in nonaccruals in 1998 reflected a conservative nonaccrual policy and not a general deterioration of the portfolio. At December 31, 1999, the allowance for loan loss to under-performing assets ratio improved to 236.05% from 206.72% in 1998 and 244.47% in 1997. Said in another way, at December 31, 1999, Old National had set aside $2.36 for every dollar of under-performing assets.

Table 12 below presents the components of under-performing assets as of December 31 for the last five years.

Under-Performing Assets (Table 12)
($ in thousands)

-------------------------------------------------------------------------------------
                                           1999     1998     1997     1996     1995
-------------------------------------------------------------------------------------
Nonaccrual loans                         $16,863  $17,034  $11,985  $13,162  $ 6,972
Renegotiated loans                           169      116      248      746    1,120
Past due loans (90 days or more):
  Commercial                               1,751    1,025    1,394    1,227    1,499
  Commercial and residential real estate   2,038    3,346    2,289    1,458    2,611
  Consumer                                   824    1,018      945      868    1,084
-------------------------------------------------------------------------------------
      Total                                4,613    5,389    4,628    3,553    5,194
-------------------------------------------------------------------------------------
Foreclosed properties                      2,522    2,542    3,204    2,742    1,792
-------------------------------------------------------------------------------------
      Total under-performing assets      $24,167  $25,081  $20,065  $20,203  $15,078
=====================================================================================
Under-performing assets as % of
   total loans and foreclosed properties    0.50%    0.58%    0.51%    0.56%    0.45%
Allowance for loan loss/
   under-performing assets                236.05   206.72   244.47   215.45   284.24
=====================================================================================

     Interest income of approximately $1.5 million would have been recorded in 1999 on nonaccrual and restructured loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded in 1999 on nonaccrual and restructured loans was $1.0 million.

Deposits and Other Funding

     Customer deposits provide the core funding needs and include noninterest-bearing demand, regular savings and NOW accounts, money market accounts, and small denomination certificates of deposit. Average core deposits increased 7.7% in 1999 compared to 1.6% in 1998. Growth in 1999 was strong in most core deposit categories. Other time deposits increased 11.4% in 1999 and included brokerage certificate of deposits of $466.7 million in 1999, $222.2 million in 1998, and $105.1 million in 1997.

     Table 13 below presents changes in the average balances of all funding sources for the years 1997 through 1999.

Funding Sources--Average Balances (Table 13)
($ in thousands)

------------------------------------------------------------------------------------------------
                                                                                 % Change From
                                                                                   Prior Year
                                                                                ----------------
                                                 1999        1998        1997     1999    1998
------------------------------------------------------------------------------------------------
Demand deposits                              $  522,219  $  492,435  $  475,868    6.0%    3.5%
NOW deposits                                    697,477     660,609     659,308    5.6     0.2
Savings deposits                                441,679     417,050     433,211    5.9    (3.7)
Money market deposits                           580,707     581,480     582,607   (0.1)   (0.2)
Other time deposits                           2,255,739   2,024,513   1,959,560   11.4     3.3
------------------------------------------------------------------------------------------------
      Total core deposits                     4,497,821   4,176,087   4,110,554    7.7     1.6
------------------------------------------------------------------------------------------------
Certificates of deposit $100,000 and over       388,252     409,282     340,787   (5.1)   20.1
Short-term borrowings                           573,080     402,796     411,233   42.3    (2.1)
Other borrowings                                710,383     543,830     312,270   30.6    74.2
------------------------------------------------------------------------------------------------
      Total funding sources                  $6,169,536  $5,531,995  $5,174,844   11.5%    6.9%
================================================================================================

     The average balance of large certificates declined $21.0 million or 5.1% in 1999 compared to the prior year. Other borrowings increased $166.6 million and primarily included FHLB advances. Table 14 below presents a maturity distribution for certificates of deposit with denominations of $100,000 or more.

Certificates of Deposit, $100,000 and Over (Table 14)
($ in thousands)

-------------------------------------------------------------------------
                        Maturity Distribution
                  ----------------------------------
         Year-End   1-90    91-180  181-365  Beyond  Interest Average
         Balance    Days     Days     Days   1 Year  Expense   Rate
-------------------------------------------------------------------------
1999     $207,925 $109,784 $34,308  $42,209 $21,624  $20,345   5.24%
1998     390,123   154,455  91,566   77,611  66,491   23,417   5.72
1997     380,254   170,178  74,268   58,229  77,579   19,927   5.85
-------------------------------------------------------------------------

Borrowings

     Other short-term sources of funds include overnight borrowings from other financial institutions, securities sold under agreements to repurchase which generally mature within 30 days, and borrowings under U.S. Treasury demand notes. Collectively, the average short-term borrowings rose $170.3 million in 1999. The steeper yield curve of 1999 and the uncertainty surrounding Y2K in the fixed income markets made short-term borrowings an attractive funding alternative in 1999. Additionally, the consolidation of Old National's banking charters increased its ability to consistently access the overnight Federal funds purchased market.

     Table 15 below presents the distribution of Old National's short-term borrowings and related weighted average interest rates for each of the last three years.

Short-Term Borrowings (Table 15)
($ in thousands)

-----------------------------------------------------------------------------
                                                                    Other
                                              Funds    Repurchase Short-term
                                            Purchased  Agreements Borrowings
-----------------------------------------------------------------------------
1999:
Outstanding at year-end                      $391,861   $225,532   $ 56,537
Average amount outstanding                    171,666    297,201    104,213
Maximum amount outstanding at any month-end   391,861    326,630    230,330
Weighted average interest rate:
  During year                                    5.24%      4.65%      5.20%
  End of year                                    4.88       5.64       4.23
1998:
Outstanding at year-end                      $294,575   $192,868   $ 18,877
Average amount outstanding                     82,061    213,535    107,200
Maximum amount outstanding at any month-end   294,575    233,308    175,751
Weighted average interest rate:
  During year                                    5.58%      4.90%      5.81%
  End of year                                    5.35       4.53       5.10
1997:
Outstanding at year-end                      $170,675   $215,878   $ 56,132
Average amount outstanding                     73,733    220,074    117,426
Maximum amount outstanding at any month-end   170,675    244,722    192,048
Weighted average interest rate:
  During year                                    5.57%      4.98%      4.53%
  End of year                                    6.34       5.18       5.87
-----------------------------------------------------------------------------

     Other borrowings generally provide longer term funding and include debt from the FHLB comprised of both short- and long-term maturities, medium term notes, and convertible subordinated debentures.

     In 1997 Old National registered a $150 million medium term note program and issued $10 million in 1998 and $54.3 million in 1997. These borrowings, combined with prior issuances, totaled $96.3 million at December 31, 1999, and have a weighted average effective interest rate of 6.81% with maturities between 2000 and 2007. The funds were used to reduce Old National's lines of credit.

     Holders of Old National's 8% convertible debentures converted principal amounts of $9.3 million in 1999 and $8.4 million in 1998. These conversions resulted in the issuance of common stock shares totaling 711,000 in 1999 and 415,000 in 1998 with a corresponding increase in shareholders' equity.

Capital Resources

     Shareholders' equity was $492.7 million or 7.1% of total assets at December 31, 1999, and $519.6 million or 8.1% at December 31, 1998. Old National paid $0.63 cash dividends per share in 1999 which totaled $30.6 million (restated for the stock split paid in May 1999 and the 5% stock dividend paid in January
2000).

     Treasury shares were repurchased to provide shares for reissuance under Old National's dividend reinvestment and stock purchase plan and for stock dividends. Treasury shares repurchased reduced shareholders' equity by $78.5 million in 1999 and $46.7 million in 1998. Shares reissued pursuant to the above programs and in connection with conversions of Old National's subordinated debentures added to shareholders' equity $24.1 million in 1999 and $25.1 million in 1998.

     The accumulated other comprehensive income component of equity is primarily comprised of unrealized security gains (losses), net of tax. In the rising rate environment during late 1999, this shifted from a positive or gain of $19.1 million to a negative or loss of $27.6 million. This basically represents the estimated unrealized loss, net of tax, on Old National's available-for-sale investment security portfolio at year-end.

     Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National's financial statements. Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets and certain off-balance-sheet items. Certain ratios weight these assets based on risk characteristics according to regulatory accounting practices. At December 31, 1999, Old National and its bank subsidiaries exceeded the regulatory minimums and met the regulatory definition of well-capitalized. Capital ratios for Old National and its significant bank subsidiary and the regulatory guidelines are presented in Table 16 on page 24.

Capital Structure and Regulatory Guidelines (Table 16)
($ in thousands)

-------------------------------------------------------------------------------------------------------
                                             Regulatory Guidelines               December 31,
-------------------------------------------------------------------------------------------------------
                                           Minimum  Well-Capitalized    1999        1998        1997
-------------------------------------------------------------------------------------------------------
Old National Bancorp (Consolidated)
TIER 1 CAPITAL:
  Shareholders' equity (1)                                            $520,297    $500,546    $483,940
  Less intangibles                                                     (22,711)    (15,234)    (17,049)
-------------------------------------------------------------------------------------------------------
      Tier 1 capital                                                   497,586     485,312     466,891
TIER 2 CAPITAL:
  Subordinated debentures                                               12,782      21,963      30,407
  Qualifying allowance for loan losses                                  57,046      51,847      47,943
-------------------------------------------------------------------------------------------------------
      Total capital                                                   $567,414    $559,122    $545,241
=======================================================================================================

  Risk adjusted assets                                              $4,636,088  $4,258,612  $3,835,456

  Tier 1 capital to risk-adjusted assets     4.00%       6.00%           10.73%      11.40%      12.17%
  Total capital to risk-adjusted assets      8.00       10.00            12.24       13.13       14.22
  Tier 1 capital to quarterly average assets
    (leverage ratio)                         4.00        5.00             7.16        7.72        7.95
=======================================================================================================


Old National Bank
TIER 1 CAPITAL:
  Shareholders' equity (1)                                            $501,390    $487,653    $496,136
  Less intangibles                                                      (3,801)     (4,849)     (5,919)
-------------------------------------------------------------------------------------------------------
      Tier 1 capital                                                   497,589     482,804     490,217
TIER 2 CAPITAL:
  Qualifying allowance for loan losses                                  52,125      47,885      44,390
-------------------------------------------------------------------------------------------------------
      Total capital                                                   $549,714    $530,689    $534,607
=======================================================================================================

  Risk adjusted assets                                              $4,322,406  $3,959,096  $3,551,167
=======================================================================================================

  Tier 1 capital to risk-adjusted assets     4.00%       6.00%           11.51%      12.19%      13.80%
  Total capital to risk-adjusted assets      8.00       10.00            12.72       13.40       15.05
  Tier 1 capital to quarterly average assets
    (leverage ratio)                         3.00        5.00             7.63        8.13        8.78
=======================================================================================================

(1) Excludes unrealized gains (losses) on investment securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management's Responsibility for the Financial Statements

     Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report. The financial statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. Financial information throughout this annual report is consistent with that in the financial statements.

System of Internal Accounting Controls

     Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a corporate code of conduct under which employees are to maintain high levels of ethical business standards. All systems of internal accounting controls are based on management's judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes its system provides the appropriate balance between costs of controls and the related benefits.

     In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.

Audit Committee of the Board

     The Board of Directors, through an Audit Committee comprised solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The Audit Committee meets regularly with the Company's independent public accountants, PricewaterhouseCoopers LLP, and the managers of internal auditing and loan review. During these meetings, the committee has the opportunity to meet privately with the independent public accountants as well as with internal audit and loan review personnel to review accounting, auditing, loan, and financial reporting matters. The appointment of the independent public accountants is made by the Board of Directors upon the recommendation of the Audit Committee.

Independent Accountants

     The financial statements in this annual report have been audited by PricewaterhouseCoopers LLP, for the purpose of determining that the financial statements are presented fairly in all material respects. PricewaterhouseCoopers LLP's report on the financial statements appears on page 26. Their audit included a consideration of Old National's system of internal accounting controls, for the purpose of setting the scope and timing of their auditing procedures.

REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders and The Board of Directors of Old National Bancorp:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old National Bancorp and affiliates (the "Company") at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


/s/ PricewaterhouseCoopers LLP


Chicago, IL
January 26, 2000


To The Shareholders and The Board of Directors of Old National Bancorp:

     We have audited the accompanying consolidated balance sheet of Old National Bancorp (an Indiana corporation) and affiliates as of December 31, 1998, and the related consolidated statements of income, changes in shareholder's equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp and affiliates as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP


/s/ Arthur Andersen LLP


Indianapolis, Indiana
January 27, 1999
(except with respect to the business combination discussed in Note 2 as to which the date is January 29, 1999).

Old National Bancorp Consolidated Balance Sheet
($ and shares in thousands)

----------------------------------------------------------------------------------------------------
                                                                                   December 31,
----------------------------------------------------------------------------------------------------
                                                                                1999         1998
----------------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                                   $  169,184   $  160,162
  Money market investments:
    Interest-bearing deposits in other banks                                     3,644        5,287
    Federal funds sold and securities purchased under agreements to resell      12,787       16,345
----------------------------------------------------------------------------------------------------
        Total money market investments                                          16,431       21,632
----------------------------------------------------------------------------------------------------
        TOTAL CASH AND CASH EQUIVALENTS                                        185,615      181,794
----------------------------------------------------------------------------------------------------
  Investment securities--available-for-sale, at fair value                   1,678,651    1,636,637
----------------------------------------------------------------------------------------------------
  Loans, net of unearned income                                              4,837,934    4,354,305
  Allowance for loan losses                                                    (57,046)     (51,847)
----------------------------------------------------------------------------------------------------
        NET LOANS                                                            4,780,888    4,302,458
----------------------------------------------------------------------------------------------------
  Premises and equipment, net                                                   93,256       84,584
  Accrued interest receivable                                                   54,007       50,307
  Other assets                                                                 190,515      160,831
----------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                        $6,982,932   $6,416,611
====================================================================================================
LIABILITIES
  Deposits:
    Noninterest-bearing demand                                              $  545,426   $  553,656
    Interest-bearing:
        NOW accounts                                                           717,334      710,260
        Savings accounts                                                       455,457      420,296
        Money market accounts                                                  542,456      588,876
        Certificates of deposit $100,000 and over                              207,925      390,123
        Other time                                                           2,602,700    2,005,647
----------------------------------------------------------------------------------------------------
        TOTAL DEPOSITS                                                       5,071,298    4,668,858
----------------------------------------------------------------------------------------------------
  Short-term borrowings                                                        673,930      506,320
  Accrued expenses and other liabilities                                        81,987       91,920
  Other borrowings                                                             662,973      629,868
----------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                    6,490,188    5,896,966
----------------------------------------------------------------------------------------------------
  Commitments and contingencies (Note 12)
SHAREHOLDERS' EQUITY
  Preferred stock, 2,000 shares authorized, no shares issued or outstanding --
  -- Common stock, $1 stated value, 75,000 shares authorized,
    47,289 and 30,388 shares issued and outstanding, respectively               47,289       30,388
  Capital surplus                                                              376,598      350,255
  Retained earnings                                                             96,410      119,903
  Accumulated other comprehensive income, net of tax                           (27,553)      19,099
----------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                             492,744      519,645
----------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $6,982,932   $6,416,611
====================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

Old National Bancorp Consolidated Statement of Income
($ and shares in thousands except per share data)

---------------------------------------------------------------------------------------------
                                                                  Years Ended December 31,
---------------------------------------------------------------------------------------------
                                                                  1999      1998      1997
---------------------------------------------------------------------------------------------
INTEREST INCOME Loans including fees:
    Taxable                                                     $374,703  $351,841  $327,722
    Nontaxable                                                     8,566     5,811     4,340
  Investment securities:
    Taxable                                                       79,011    74,175    78,347
    Nontaxable                                                    25,507    23,488    23,732
  Money market investments                                         1,136     1,219       915
---------------------------------------------------------------------------------------------
        TOTAL INTEREST INCOME                                    488,923   456,534   435,056
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Savings, NOW and money market deposits                          42,138    44,763    48,058
  Certificates of deposit $100,000 and over                       20,345    23,417    19,927
  Other time deposits                                            120,126   112,543   108,805
  Short-term borrowings                                           28,237    18,879    20,379
  Other borrowings                                                39,690    32,011    19,704
---------------------------------------------------------------------------------------------
        TOTAL INTEREST EXPENSE                                   250,536   231,613   216,873
---------------------------------------------------------------------------------------------
        NET INTEREST INCOME                                      238,387   224,921   218,183
  Provision for loan losses                                       11,489    12,160    13,562
---------------------------------------------------------------------------------------------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      226,898   212,761   204,621
---------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Trust fees                                                      14,405    13,404    12,024
  Service charges on deposit accounts                             21,514    17,441    17,044
  Loan servicing fees                                              4,827     4,816     5,031
  Insurance premiums and commissions                               6,114     5,481     5,058
  Investment product fees                                          6,104     4,976     4,689
  Bank-owned life insurance                                        4,260     3,860        --
  Net securities gains                                             2,458       340       379
  Other income                                                     7,826     8,125     6,879
---------------------------------------------------------------------------------------------
        TOTAL NONINTEREST INCOME                                  67,508    58,443    51,104
---------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                 108,555    95,997    91,791
  Occupancy expense                                               10,932     9,898    10,051
  Equipment expense                                               13,279    13,412    12,466
  Marketing expense                                                6,856     5,895     5,623
  FDIC insurance premiums                                            690       578       707
  Processing expense                                               9,996     8,933     7,860
  Communication and transportation expense                         7,777     7,115     6,968
  Professional fees                                                6,934     4,477     3,079
  Other expense                                                   20,545    21,191    20,099
---------------------------------------------------------------------------------------------
        TOTAL NONINTEREST EXPENSE                                185,564   167,496   158,644
---------------------------------------------------------------------------------------------
  Income before income taxes                                     108,842   103,708    97,081
  Income taxes                                                    26,148    29,573    28,998
---------------------------------------------------------------------------------------------
NET INCOME FROM CONTINUING OPERATIONS                             82,694    74,135    68,083
---------------------------------------------------------------------------------------------
  Discontinued operations                                          4,101    (9,854)   (5,005)
---------------------------------------------------------------------------------------------
NET INCOME                                                      $ 86,795  $ 64,281  $ 63,078
=============================================================================================
NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
  Basic                                                            $1.72     $1.54     $1.40
  Diluted                                                           1.67      1.49      1.36
=============================================================================================
NET INCOME PER COMMON SHARE:
  Basic                                                            $1.80     $1.33     $1.30
  Diluted                                                           1.76      1.30      1.26
=============================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic                                                           48,167    48,204    48,488
  Diluted                                                         49,875    50,372    51,135
=============================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

Old National Bancorp Consolidated Statement of Changes in Shareholders' Equity ($ and shares in thousands)

                                                                                       Accumulated
                                                   Common Stock                           Other        Total
                                                 -----------------  Capital  Retained Comprehensive Comprehensive Shareholders'
                                                  Shares   Amount   Surplus  Earnings    Income        Income        Equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                       28,480  $28,480  $266,001  $178,018   $  7,936                    $480,435
Net income                                            --       --        --    63,078         --       $63,078        63,078
Unrealized security gain and reclassification
  adjustment, net of $5,821 tax                       --       --        --       --       8,733         8,733         8,733
                                                                                                     -----------
Comprehensive income                                  --       --        --       --          --       $71,811            --
Cash dividends                                        --       --        --   (25,012)        --     ===========     (25,012)
5% stock dividend                                  1,307    1,307    60,179   (61,486)        --                          --
Stock repurchased                                   (877)    (877)  (35,479)       --         --                     (36,356)
Stock reissued under dividend reinvestment
  and stock purchase plan                            241      241     9,333        --         --                       9,574
Stock reissued due to conversion of
  subordinated debentures                              8        8       149        --         --                         157
---------------------------------------------------------------------------------------------------             -------------
BALANCES, DECEMBER 31, 1997                       29,159   29,159   300,183   154,598     16,669                     500,609
Net income                                            --       --        --    64,281         --        64,281        64,281
Unrealized security gain and reclassification
  adjustment, net of $1,308 tax                       --       --        --        --      2,430         2,430         2,430
                                                                                                     -----------
Comprehensive income                                  --       --        --        --         --       $66,711            --
Cash dividends                                        --       --        --   (26,058)        --     ===========     (26,058)
5% stock dividend                                  1,366    1,366    71,552   (72,918)        --                          --
Stock repurchased                                   (954)    (954)  (45,748)       --         --                     (46,702)
Stock reissued under dividend reinvestment
  and stock purchase plan                            402      402    16,239        --         --                      16,641
Stock reissued due to conversion of
  subordinated debentures                            415      415     8,029        --         --                       8,444
---------------------------------------------------------------------------------------------------             -------------
BALANCES, DECEMBER 31, 1998                       30,388   30,388   350,255   119,903     19,099                     519,645
Net income                                            --       --        --    86,795         --        86,795        86,795
Unrealized security loss and reclassification
  adjustment, net of $30,751 tax                      --       --        --        --    (46,898)      (46,898)      (46,898)
                                                                                                     -----------
Comprehensive income                                  --       --        --        --         --       $39,897            --
Mergers                                              648      648    10,538     6,715        246     ===========      18,147
Cash dividends                                        --       --        --   (30,552)        --                     (30,552)
3 for 2 stock split and 5% stock dividend         17,600   17,600    68,851   (86,451)        --                          --
Stock repurchased                                 (2,582)  (2,582)  (75,917)       --         --                     (78,499)
Stock reissued under dividend reinvestment
  and stock purchase plan                            524      524    14,314        --         --                      14,838
Stock reissued due to conversion of
  subordinated debentures                            711      711     8,557        --         --                       9,268
---------------------------------------------------------------------------------------------------             -------------
BALANCES, DECEMBER 31, 1999                       47,289  $47,289  $376,598  $ 96,410   $(27,553)                   $492,744
=============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

Old National Bancorp Consolidated Statement of Cash Flows
($ in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     1999            1998           1997
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $    86,795      $   64,281     $   63,078
Adjustments to reconcile net income to cash provided by
  operating activities:
    Depreciation                                                                      10,174          11,059          9,718
    Amortization of intangible assets                                                  1,577           1,812          1,969
    Net premium amortization on investment securities                                  1,258           2,648          1,638
    Provision for loan losses                                                         11,489          12,160         13,562
    Net securities gains                                                              (2,458)           (340)          (379)
    Gain on sale of other assets                                                        (447)           (820)          (189)
    Increase in interest receivable                                                   (3,700)         (1,429)        (1,281)
    Increase in other assets                                                         (19,505)        (15,871)       (30,846)
    Increase in accrued expenses and other liabilities                                17,741          10,427          8,118
-----------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                             16,129          19,646          2,310
-----------------------------------------------------------------------------------------------------------------------------
    Net cash flows provided by operating activities                                  102,924          83,927         65,388
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash and cash equivalents of subsidiaries acquired                                     8,070              --             --
Purchase of investment securities available-for-sale                              (1,077,873)       (616,442)      (410,215)
Proceeds from maturities of investment securities available-for-sale                 567,358         471,382        321,208
Proceeds from sales of investments securities available-for-sale                     410,665         116,727         69,917
Net principal collected from (loans made to) customers:
        Commercial                                                                  (142,075)       (127,191)       (85,725)
        Commercial and residential real estate, net of loans originated for sale    (266,874)       (348,333)      (231,633)
        Consumer                                                                     (62,822)         27,753         21,084
Residential real estate loans originated for sale                                     (6,044)        (67,145)       (26,775)
Proceeds from sale of mortgage loans                                                   6,094          67,752         26,979
Proceeds from sale of premises and equipment                                           2,018             684            977
Purchase of premises and equipment                                                   (20,048)        (11,408)       (10,527)
-----------------------------------------------------------------------------------------------------------------------------
    Net cash flows used in investing activities                                     (581,531)       (486,221)      (324,710)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits, short-term and other borrowings:
        Noninterest-bearing demand deposits                                          (25,374)         27,708         (6,770)
        Savings, NOW and money market deposits                                        (7,415)         50,356        (62,553)
        Certificates of deposit $100,000 and over                                   (184,233)          9,869        106,979
        Other time deposits                                                          583,680          59,915          3,998
        Short-term borrowings                                                        167,610          63,635        103,650
        Other borrowings                                                              42,373         249,480         96,444
Net proceeds from medium term notes                                                       --              --         54,300
Cash dividends paid                                                                  (30,552)        (26,058)       (25,012)
Common stock repurchased                                                             (78,499)        (46,702)       (36,356)
Common stock reissued, net of shares used to convert
    subordinated debentures                                                           14,838          16,641          9,574
-----------------------------------------------------------------------------------------------------------------------------
    Net cash flows provided by financing activities                                  482,428         404,844        244,254
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   3,821           2,550        (15,068)
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                     181,794         179,244        194,312
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   185,615      $  181,794     $  179,244
=============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement

OLD NATIONAL BANCORP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Old National Bancorp ("Old National") and its wholly-owned affiliates and have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     All significant intercompany transactions and balances have been eliminated. The statements have been restated to reflect mergers accounted for by the pooling-of-interests method of accounting. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.

Nature of Operations

     Old National, a bank holding company headquartered in Evansville, Indiana, operates in Indiana, Illinois, and Kentucky. Through its bank and non-bank affiliates, Old National provides to its customers an array of financial services including loan, deposit, trust, investment, and insurance products.

Investment Securities

     Old National has classified all investments as available-for-sale. Accordingly, these securities are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholders' equity. Realized gains and losses affect income and the prior fair value adjustments are reclassed.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Loans

     Loans are stated at the principal amount outstanding. Interest income is accrued on the principal balances of loans outstanding, except on discounted loans which are recognized using other methods that generally approximate the interest method. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collection of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses.

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, the risk characteristics of the various categories of loans given current economic conditions and other factors such as historical loss experience, the financial condition of the borrower, and fair market value of the collateral and growth of the loan portfolio. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged off are added to the allowance.

     A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National's policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense over the useful life of the assets, principally on the straight-line method. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Other Assets

     Real estate properties acquired as a result of foreclosure are valued at the lower of the recorded investment in the related loan or fair value of the property less estimated cost to sell. The recorded investment is the sum of the outstanding principal loan balance, any accrued interest which has not been received, and acquisition cost associated with the loan. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National's results of operation.

     Total acquisition costs over the fair value of net assets acquired was $20.8 million at December 31, 1999, and is being amortized on the straight-line basis over periods ranging from 20 to 25 years. The recoverability of such assets and their carrying value are periodically evaluated.

Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each year, adjusted to reflect all stock dividends (Note 9) and all mergers accounted for as pooling-of-interests as if they had occurred at the beginning of the earliest year presented. Diluted net income per share is computed as above and assumes the conversion of outstanding subordinated debentures (Note 10). Below is a table reconciling basic and diluted earnings per share ("EPS").

Earnings Per Share Reconciliation
($ and shares in thousands except per share data)

                          --------------------------------------------------------------------------------------
                                For the Year Ended          For the Year Ended            For the Year Ended
                                December 31, 1999           December 31, 1998             December 31, 1997
----------------------------------------------------------------------------------------------------------------
                                             Per-Share                    Per-Share                   Per-Share
                            Income    Shares   Amount   Income     Shares   Amount    Income   Shares   Amount
----------------------------------------------------------------------------------------------------------------
BASIC EPS
  Income from
    continuing operations  $82,694    48,167   $1.72   $74,135     48,204   $1.54    $68,083   48,488    $1.40
                                               =====                        =====                        =====
EFFECT OF
  DILUTIVE SECURITIES
  Stock options                 --        86                --        212                 --      172
  8% convertible debentures    834     1,622             1,138      1,956              1,460    2,475
---------------------------------------------         --------------------          -------------------
DILUTED EPS
  Income from
    continuing operations +
    assumed conversions    $83,528    49,875   $1.67   $75,273     50,372   $1.49    $69,543   51,135    $1.36
================================================================================================================

Income Taxes

     Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at income tax rates currently in effect. For Old National, this results in a net deferred tax asset which relates principally to differences in the recognition of loan losses for book and tax purposes.

Off-Balance-Sheet Financial Instruments

     In the ordinary course of business, Old National's affiliate banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Statement of Cash Flows Data

     For the purpose of presentation in the accompanying Statement of Cash Flows, cash and cash equivalents are defined as cash, due from banks, and money market investments which have maturities less than 90 days. Cash paid during the years ended December 31, 1999, 1998, and 1997, for interest was $241.0 million, $227.2 million, and $213.0 million, respectively. Total income tax payments during 1999, 1998, and 1997, were $26.6 million, $24.2 million, and $26.6 million, respectively.

Impact of Accounting Changes

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001, for Old National). The impact of this statement is not expected to be material to Old National's results of operations or financial position, due to the limited use of derivative instruments.

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on net income.

NOTE 2--BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS

Completed Mergers

     On January 29, 1999, Old National and Southern Bancshares LTD ("Southern") of Carbondale, Illinois, consummated a merger in which Old National issued 2,680,058 common shares in exchange for all of the shares of Southern. This transaction was accounted for as a pooling-of-interests. Net income for Southern prior to merger included in the 1999 statements for the period ended January 29, 1999, was $332 thousand.

     The following table presents a restatement of net interest income, net income, and basic net income from continuing operations per share to reflect this pooling-of-interests transaction ($ in thousands, except per share data):

--------------------------------------------------------------------------------
                                                                 1998     1997
--------------------------------------------------------------------------------
As reported in the 1998 Annual Report:
  Net interest income                                          $214,850 $208,675
  Net income from continuing operations                          71,718   65,665
  Basic net income per share, as restated for stock dividends  $   1.58 $   1.43

As restated herein:
  Net interest income                                          $224,921 $218,183
  Net income from continuing operations                          74,135   68,083
  Basic net income per share                                   $   1.54 $   1.40
--------------------------------------------------------------------------------

     On February 5, 1999, Old National acquired Dulaney Bancorp ("Dulaney") of Marshall, Illinois, and issued 495,898 common shares in exchange for all the shares of Dulaney. This transaction was accounted for as a pooling-of-interests without restatement of prior years due to immateriality.

Pending Mergers

     On July 30, 1999, Old National and ANB Corporation ("ANB") of Muncie, Indiana, executed a definitive merger agreement. Old National will issue common shares in exchange for all of the outstanding common shares of ANB. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of ANB's shareholders. As of December 31, 1999, ANB's financial statements reflected $880 million in total assets, net loans of $673 million, total deposits of $689 million, and net income for the year then ended of $7.7 million. This merger is expected to be consummated in March 2000.

     On September 10, 1999, Old National and Heritage Financial Services, Inc. ("Heritage") of Clarksville, Tennessee, executed a definitive merger agreement. Old National will issue common shares in exchange for all of the outstanding common shares of Heritage. The transaction will be accounted for as a pooling-of-interests. The merger is subject to the approvals of Heritage's shareholders. As of December 31, 1999, Heritage's financial statements reflected $246 million in total assets, net loans of $195 million, total deposits of $202 million, and net income for the year then ended of $2.9 million. This merger is expected to be consummated in March 2000.

     On December 20, 1999, Old National and Permanent Bancorp ("Permanent") of Evansville, Indiana, executed a definitive merger agreement. Old National will issue common shares in exchange for all of the outstanding common shares of Permanent. The transaction will be accounted for as a purchase. The merger is subject to the approvals of regulators and Permanent's shareholders. As of December 31, 1999, Permanent's financial statements reflected $497 million in total assets, net loans of $329 million, total deposits of $344 million, and net income for the year then ended of $2.1 million. This merger is expected to be consummated in the third quarter of 2000.

Discontinued Operations

     In April 1998 Old National announced it would look at exit strategies from its sub-prime lending affiliate, Consumer Acceptance Corporation ("CAC"). During June 1998, the sale of CAC's sub-prime auto loans was finalized, which closed in July 1998, and was treated as discontinued operations on the consolidated financial statements. The loss on discontinued operations included interest expense of $2.6 million in 1998 and $2.3 million in 1997. Interest expense was directly attributable to the debt associated to this business unit. During 1999, contingencies related to the sale were favorably resolved. Income (loss) from discontinued operations for the years ended December 31, 1999, 1998, and 1997, were as follows ($ in thousands):

-----------------------------------------------------------------------------------------------
                                                                     Years Ended December 31
-----------------------------------------------------------------------------------------------
                                                                    1999      1998      1997
-----------------------------------------------------------------------------------------------
Loss before taxes from operations of discontinued operations       $   --   $(7,943)  $(8,346)
Income tax benefit                                                     --    (3,183)   (3,341)
-----------------------------------------------------------------------------------------------
Loss from operations of discontinued operations                        --    (4,760)   (5,005)
Gain (loss) before taxes from disposal of discontinued operations   6,835    (8,489)       --
Income tax expense (benefit)                                        2,734    (3,395)       --
-----------------------------------------------------------------------------------------------
Gain (loss) from disposal of discontinued operations                4,101    (5,094)       --
-----------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                         $4,101   $(9,854)  $(5,005)
===============================================================================================
Income (loss) from discontinued operations per common share
  Basic                                                            $ 0.08   $ (0.21)  $ (0.10)
  Diluted                                                          $ 0.08   $ (0.19)  $ (0.10)
===============================================================================================

NOTE 3--Investment SECURITIES

     The following tables summarize the amortized cost and fair value of the investment securities portfolio at December 31, 1999 and 1998, and the corresponding amounts of unrealized gains and losses therein ($ in thousands):

----------------------------------------------------------------------------------------
                                                         Available-for-Sale
----------------------------------------------------------------------------------------
                                            Amortized Unrealized Unrealized     Fair
                                              Cost       Gains     Losses       Value
----------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury                              $   37,279   $    46   $   (599)  $   36,726
U.S. Government agencies and corporations     330,977        15    (10,750)     320,242
Mortgage-backed securities                    766,356       402    (30,984)     735,774
State and political subdivisions              517,887     4,058     (7,896)     514,049
Other securities                               72,042        34       (216)      71,860
----------------------------------------------------------------------------------------
      Total                                $1,724,541   $ 4,555   $(50,445)  $1,678,651
========================================================================================

December 31, 1998
U.S. Treasury                              $   91,029   $ 1,952   $   (277)  $   92,704
U.S. Government agencies and corporations     270,749     5,648       (327)     276,070
Mortgage-backed securities                    713,468     6,665       (711)     719,422
State and political  subdivisions             472,461    18,904       (225)     491,140
Other securities                               57,418        --       (117)      57,301
----------------------------------------------------------------------------------------
      Total                                $1,605,125   $33,169   $ (1,657)  $1,636,637
========================================================================================

     The amortized cost and fair value of the investment securities portfolio at December 31, 1999 and 1998, are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Proceeds from sales of investment securities available-for-sale were $410.7 million in 1999 and $116.7 million in 1998. In 1999 realized gains and losses were $3.2 million and $0.7 million, respectively. In 1998 realized gains were $0.3 million.

     At December 31, investment securities were pledged to secure public and other funds with a carrying value of $852 million in 1999 and $638 million in 1998.

($ in thousands)
-------------------------------------------------------------------
                             1999                    1998
-------------------------------------------------------------------
                   Amortized     Fair      Amortized     Fair
                     Cost        Value       Cost        Value
-------------------------------------------------------------------
Maturity
Within one year   $  188,891  $  185,597  $  250,969  $  252,694
One to five years    503,566     498,551     889,793     910,156
Five to ten years    715,682     689,901     326,045     334,457
Beyond ten years     316,402     304,602     138,318     139,330
-------------------------------------------------------------------
      Total       $1,724,541  $1,678,651  $1,605,125  $1,636,637
===================================================================

NOTE 4--LOANS

The composition of loans at December 31, 1999 and 1998, by lending classification was as follows ($ in thousands):

-------------------------------------------------------------------
                                      December 31,
-------------------------------------------------------------------
                                 1999              1998
-------------------------------------------------------------------
Commercial                    $1,174,698        $1,027,990
Commercial real estate         1,096,850           944,615
Residential real estate        1,811,768         1,688,621
Consumer credit, net             754,618           693,079
-------------------------------------------------------------------
      Total loans             $4,837,934        $4,354,305
===================================================================

     Through its affiliates, Old National makes loans to customers in various industries including manufacturing, agribusiness, transportation, mining, wholesaling, and retailing, predominately in its tri-state region. The loan portfolio is diversified with no single industry exceeding 10% of the total.

     Executive officers and directors of Old National and significant subsidiaries and their related interests are loan customers of its affiliate banks in the normal course of business. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties and involve no unusual risk of collectibility. An analysis of the 1999 activity of these loans is as follows ($ in thousands):

-------------------------------------------------------------------
Balance, January 1, 1999                               $ 115,003
  New loans                                              182,402
  Repayments                                            (171,888)
  Officer and director changes                           (24,574)
-------------------------------------------------------------------
Balance, December 31, 1999                             $ 100,943
===================================================================

NOTE 5--ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses during the years 1999, 1998, and 1997 was as follows ($ in thousands):

---------------------------------------------------------------------------
                                                December 31,
---------------------------------------------------------------------------
                                     1999           1998           1997
---------------------------------------------------------------------------
Balance at beginning of year       $51,847        $49,053        $43,527
Additions:
  Provision charged to expense      11,489         12,160         13,562
  Acquired from acquisition          1,000             --             --
Deductions:
  Loans charged off                 14,092         12,938         12,594
  Recoveries                        (6,802)        (3,572)        (4,558)
---------------------------------------------------------------------------
      Net charge-offs                7,290          9,366          8,036
---------------------------------------------------------------------------
Balance at end of year             $57,046        $51,847        $49,053
===========================================================================

     At December 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $8.9 million with no related allowance and $55.9 million with $14.3 million of related allowance. At December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $7.5 million with no related allowance and $42.0 million with $9.0 million of related allowance.

     For the year ended December 31, 1999, the average balance of impaired loans was $54.6 million, for which $4.4 million of interest was recorded. For the year ended December 31, 1998, the average balance of impaired loans was $51.7 million, for which $3.0 million of interest was recorded.


NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each type of financial instrument.

Cash, Due From Banks, and Money Market Investments

     For these instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

     For investment securities, fair values are based on quoted market prices, if available. For securities where quoted prices are not available, fair value is estimated based on market prices of similar securities.

Loans

     The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits

     The fair value of noninterest-bearing demand deposits and savings, NOW, and money market deposits is the amount payable as of the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

Short-Term Borrowings

     Federal funds purchased and securities sold under agreements to repurchase generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value.

Other Borrowings

     The fair value of FHLB borrowings and medium term notes is estimated using rates currently offered for obligations with similar remaining maturities. The fair value of subordinated debentures is estimated using rates currently available for debt with similar terms and remaining maturities.

Off-Balance-Sheet Financial Instruments

     Loan commitments and standby letters of credit are generally short-term and therefore, their carrying amount is a reasonable estimate of their fair value.

The estimated carrying and fair values of Old National's financial instruments as of December 31, 1999, are as follows ($ in thousands):

------------------------------------------------------------------------------
                                                      Carrying        Fair
                                                        Value         Value
------------------------------------------------------------------------------
Financial Assets:
Cash, due from banks and money market investments    $  185,615    $  185,615
 Investment securities                                1,678,651     1,678,651
 Loans, net                                           4,780,888     4,728,298

Financial Liabilities:
 Deposits                                             5,071,298     5,031,884
 Short-term borrowings                                  673,930       673,930
 Other borrowings                                       662,973       657,245

Off-Balance-Sheet Financial Instruments:
 Commitments to extend credit                           793,518       793,518
 Letters of credit                                       37,195        37,195
------------------------------------------------------------------------------

NOTE 7--INCOME TAXES

     Following is a summary of the major items comprising the difference in taxes computed at the federal statutory rate and as recorded in the consolidated statement of income:

------------------------------------------------------------------------------
                                             1999     1998     1997
------------------------------------------------------------------------------
Provision at statutory rate                  35.0%    35.0%    35.0%
Tax exempt income                           (10.7)    (9.7)    (8.5)
State income taxes                            2.3      3.5      3.9
State apportionment changes                  (1.3)      --       --
Other, net                                   (1.3)    (0.3)    (0.5)
------------------------------------------------------------------------------
  Actual tax rate, continuing operations     24.0%    28.5%    29.9%
==============================================================================


     The provision for income taxes consists of the following components ($ in thousands):

------------------------------------------------------------------------------
                                               1999      1998     1997
------------------------------------------------------------------------------
Income taxes currently payable--federal      $23,278   $21,277   $21,909
Income taxes currently payable--state          4,089     5,469     5,355
------------------------------------------------------------------------------
Deferred income taxes related to:
  Provision for loan losses                   (1,252)   (1,889)   (2,796)
  Other, net                                   2,767    (1,862)    1,189
------------------------------------------------------------------------------
  Deferred income tax expense (benefit)        1,515    (3,751)   (1,607)
------------------------------------------------------------------------------
  Provision for income taxes                  28,882    22,995    25,657
==============================================================================

Provision Detail:
  Continuing operations                       26,148    29,573    28,998
  Discontinued operations                      2,734    (6,578)   (3,341)
------------------------------------------------------------------------------
    Total                                    $28,882   $22,995   $25,657
==============================================================================

Significant components of the net deferred tax assets at December 31 are as follows ($ in thousands):

------------------------------------------------------------------------------
                                                               1999     1998
------------------------------------------------------------------------------
Deferred Tax Assets:
  Allowance for loan losses, net of recapture                $21,396  $20,144
  Benefit plan accruals                                        6,134    4,298
Unrealized loss on available-for-sale investment securities   18,337       --
Other, net                                                        --    2,391
------------------------------------------------------------------------------
      Total deferred tax assets                               45,867   26,833
------------------------------------------------------------------------------
Deferred Tax Liabilities:
  Premises and equipment                                      (2,252)  (2,140)
  Accretion on investment securities                            (664)    (862)
  Unrealized gain on available-for-sale investment securities     --  (12,414)
  Lease receivable, net                                       (5,314)  (3,439)
      Other, net                                                (423)      --
------------------------------------------------------------------------------
          Total deferred tax liabilities                      (8,653) (18,855)
------------------------------------------------------------------------------
Net deferred tax assets                                      $37,214  $ 7,978
==============================================================================

NOTE 8--EMPLOYEE BENEFIT PLANS

Retirement Plan

     Old National has a noncontributory defined benefit retirement plan covering substantially all full-time employees. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. Old National's policy is to contribute at least the minimum funding requirement determined by the plan's actuary.

     The following table sets forth the plan's funded status and the amount recognized in the consolidated balance sheet at December 31, 1999, 1998, and 1997 ($ in thousands):

------------------------------------------------------------------------------
                                                  1999       1998       1997
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year         $32,233    $27,746    $24,356
  Service cost                                    2,813      2,353      2,169
  Interest cost                                   2,155      2,070      1,884
  Acquisitions                                       --         --        262
  Benefits paid                                  (3,182)    (4,022)    (2,325)
  Actuarial (gain) loss                          (3,208)     4,086      1,400
------------------------------------------------------------------------------
Benefit obligation at end of year               $30,811    $32,233    $27,746
------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan asset at beginning of year   $28,694    $24,138    $21,859
  Actual return on plan assets                    3,450      5,359      4,122
  Employer contributions                          1,269      3,305        188
  Transfers                                          80         84        447
  Benefits paid                                  (3,182)    (4,022)    (2,325)
  Administrative expenses                          (159)      (170)      (153)
------------------------------------------------------------------------------
Fair value of plan assets at end of year        $30,152    $28,694    $24,138
------------------------------------------------------------------------------

Funded status                                   $  (659)   $(3,539)   $(3,608)
Unrecognized net actuarial (gain) loss           (3,430)     1,106        446
Unrecognized transition asset                    (1,765)    (2,127)    (2,488)
Unrecognized prior service cost                     329        388        445
------------------------------------------------------------------------------
Accrued benefit cost                            $(5,525)   $(4,172)   $(5,205)
==============================================================================
Weighted-average assumptions as of December 31,
Discount rate                                      7.75%      7.25%      7.75%
Expected return on plan assets                     8.00       8.00       8.00
Rate of compensation increase                      5.00       5.00       5.00
------------------------------------------------------------------------------

The net pension expense and its components were as follows ($ in thousands):

------------------------------------------------------------------------------
                                          1999      1998      1997
------------------------------------------------------------------------------
Service cost                            $ 2,813   $ 2,353   $ 2,169
Interest cost                             2,155     2,070     1,884
Expected return on plan assets           (2,131)   (1,866)   (1,693)
Amortization of prior service cost           58        58        58
Amortization of transitional asset         (361)     (362)     (362)
Recognized actuarial loss                    88        18         5
------------------------------------------------------------------------------
    Net pension expense                 $ 2,622   $ 2,271   $ 2,061
==============================================================================

Profit Sharing Plan

     Old National has a profit sharing plan for all employees who have completed one year of service. Contributions to the plan are made when certain consolidated profit conditions are met. Additionally, employees may participate by contributing a percentage of their salary, a portion of which is matched by Old National. The profit sharing expense for the years 1999, 1998, and 1997 was $4.7 million, $4.5 million, and $4.5 million, respectively.

Restricted Stock Plan

     Old National has a restricted stock plan which covers certain officers. Shares are earned each year based on the achievement of net income targets. Shares vest over a four-year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. In accordance with the plan, shares vesting were 81,623 in 1999, 52,208 in 1998, and 44,349 in 1997.
Expense recorded in 1999, 1998, and 1997 was $2.3 million, $1.9 million, and $1.2 million, respectively.


NOTE 9--SHAREHOLDERS' EQUITY

Stock Dividend

     A 5% stock dividend was declared on December 9, 1999, and distributed on January 28, 2000. All average share and per share amounts have been retroactively adjusted to reflect this stock dividend.

Dividend Reinvestment and Stock Purchase Plan

     Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. As of December 31, 1999, 500 thousand authorized and unissued common shares were reserved for issuance under the plan.

Shareholder Rights Plan

     Old National has adopted a Shareholder Rights Plan whereby one right was distributed for each outstanding share of common stock. The rights become exercisable on the tenth day following a public announcement that a person has acquired or intends to acquire beneficial ownership of 20% or more of Old National's outstanding common stock. Upon exercising the rights, the holder is entitled to buy 1/100 of a share of Junior Preferred Stock at $60 for every right held. Upon the occurrence of certain events, the rights may be redeemed by Old National at a price of $.01 per right.

     In the event an acquiring party becomes the beneficial owner of 20% or more of Old National's outstanding shares, rights holders (other than the acquiring person) may purchase two shares of common stock for the price of one share at the then market price. If Old National is acquired and is not the surviving corporation, or survives a merger but has all or part of its common stock exchanged, each rights holder will be entitled to acquire shares of the acquiring company with a value of two times the then exercise price of the rights for each right held.

NOTE 10--FINANCING ACTIVITIES

Lines of Credit

     At December 31, 1999, Old National had $75.0 million in unsecured lines of credit with unaffiliated banks, all of which are unused. The lines bear interest at the bank's federal funds rate plus 60 to 80 basis points. During the years 1999, 1998, and 1997, the average interest rates on the lines were 5.93%, 6.25%, and 6.26%, respectively. The lines of credit include various arrangements to maintain compensating balances or pay fees to maintain the line.

Federal Home Loan Bank

     At December 31, 1999, Old National had $553.8 million borrowed from various FHLB's. Floating-rate borrowings totaled $414.7 million and will mature between 2000 and 2008. The remaining borrowings have a fixed interest rate and mature between 2000 and 2019. The weighted average rates of the FHLB borrowings were 5.69% and 5.25% at December 31, 1999 and 1998, respectively. These borrowings are secured by specific mortgage loans and securities which have current book values of approximately $1,030.9 million and $35.2 million, respectively.

Medium Term Notes

     Old National has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. At December 31, 1999, a total of $32 million of the notes were outstanding with maturities ranging from one to four years and fixed interest rates ranging from 6.70% to 7.10%.

     Old National also has registered Medium Term Notes in the principal amount of $150 million. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. At December 31, 1999, a total of $64.3 million of the notes were outstanding, with maturities ranging from three to eight years and fixed interest rates from 6.40% to 7.03%.

Subordinated Debentures

     Old National has outstanding $12.8 million of 8% convertible subordinated debentures outstanding which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible into shares of common stock at a conversion rate of 81.395 shares per $1,000 principal amount of debentures. During 1999, $9.2 million principal amount of debentures was converted into 748,834 common stock shares.

     Interest on the debentures is payable March 15 and September 15 of each year. The debentures are redeemable, in whole or in part, at the option of Old National at a premium to par value. Debenture holders are entitled to an annual sinking fund beginning September 15, 1998, of $2.5 million less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness. At December 31, 1999, 1.0 million authorized and unissued common shares were reserved for conversion of the remaining debentures.


NOTE 11--INTEREST RATE CONTRACTS

     Old National uses interest rate contracts such as interest swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets and liabilities. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The premium paid for an interest rate cap is included in the basis of the hedged item and is amortized as an adjustment to the interest income or expense on the related asset or liability.

     At December 31, 1999, Old National had interest rate swaps with a notional value of $75 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liability. The fair value of the swap contracts were ($3.7) million at December 31, 1999. Old National pays the counterparty of variable rate based on three-month LIBOR and receives a fixed rate ranging from 5.375 to 7.00%. The contracts terminate on or prior to May 3, 2009.

     At December 31, 1998, Old National had an interest rate swap with a notional value of $20 million. The fair value of the swap contract was $0.3 million.

     At December 31, 1998, Old National had an interest rate cap agreement ("cap") with a notional amount of $8 million with no fair value. This cap is indexed to LIBOR with a strike price of 5.00% and matures in 1999. The carrying value at December 31, 1998, was $0.1 million.

     Old National is exposed to losses if a counterparty fails to make its payments under a contract in which it is in the receiving position. Although collateral or other security is not obtained, Old National minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.


NOTE 12--COMMITMENTS AND CONTINGENCIES

Leases

     Old National rents certain premises and equipment under operating leases which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance, and other costs. In some cases, rentals are subject to increases in relation to a cost-of-living index. Total rental expense was $4.3 million in 1999, $4.0 million in 1998, and $3.9 million in 1997.

     Following is a summary of future minimum lease commitments ($ in thousands):

2000           $2,319         2003             $1,806
2001            2,164         2004                752
2002            1,983         2005 and after    2,526


Letters and Lines of Credit

     In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, such as loan commitments of $793.5 million and letters of credit of $37.2 million at December 31, 1999. These commitments are not reflected in the consolidated financial statements. No material losses are expected to result from these transactions.

Litigation

     At December 31, 1999, various legal actions and proceedings were pending against Old National and its affiliate banks. These actions and proceedings are incidental to the banking business and are not expected to have a material adverse effect upon the consolidated financial position or results of operations of Old National or its affiliates.


NOTE 13--REGULATORY RESTRICTIONS

Restrictions on Cash and Due From Banks

     Old National's affiliate banks are required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31, 1999 and 1998, were $16.3 million and $24.1 million, respectively.

Restrictions on Transfers From Affiliate Banks

     Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. At December 31, 1999, affiliate banks could pay aggregate dividends to Old National of approximately $2.5 million without prior regulatory approval. Such approval has been regularly provided as all affiliate banks exceeded the regulatory definition of well-capitalized.

Capital Adequacy

     For additional information on capital adequacy see Table 16 in Management's Discussion and Analysis on page 24.

NOTE 14--PARENT COMPANY FINANCIAL STATEMENTS

     The following are the condensed parent company only financial statements of Old National Bancorp ($ in thousands):

Old National Bancorp (Parent Company Only) Condensed Balance Sheet
------------------------------------------------------------------------------
                                                             1999      1998
------------------------------------------------------------------------------
Assets:
Deposits in affiliate banks                               $      16  $    925
Investment in affiliates:
   Banks, including purchase accounting intangible assets
      of $6,221 in 1999 and $6,781 in 1998                  526,786   544,389
   Non-banks                                                 10,886    12,046
Advances to affiliates                                       43,089     8,777
Other assets                                                 31,384    91,243
------------------------------------------------------------------------------
TOTAL ASSETS                                               $612,161  $657,380
==============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                      $     --  $  7,250
Other liabilities                                            10,335    12,222
Convertible subordinated debentures                          12,782    21,963
Medium term notes                                            96,300    96,300
Shareholders' equity                                        492,744   519,645
------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $612,161  $657,380
==============================================================================

Old National Bancorp (Parent Company Only) Condensed Statement of Income

----------------------------------------------------------------------------------------
                                                               Years Ended December 31
----------------------------------------------------------------------------------------
                                                              1999      1998      1997
----------------------------------------------------------------------------------------
INCOME
Dividends from affiliates                                   $ 87,066  $ 88,593  $83,445
Other income                                                   5,884     2,851      380
Other income from affiliates                                   9,818    11,066   12,631
----------------------------------------------------------------------------------------
      TOTAL INCOME                                           102,768   102,510   96,456
----------------------------------------------------------------------------------------
EXPENSE
Interest on borrowings                                         8,330     9,653   10,283
Amortization of intangibles                                      560       687      686
Other expenses                                                20,153    14,116   10,296
----------------------------------------------------------------------------------------
      TOTAL EXPENSE                                           29,043    24,456   21,265
----------------------------------------------------------------------------------------
Income before income taxes and equity in
   undistributed earnings of affiliates                       73,725    78,054   75,191
Income tax benefit                                            (7,777)   (4,290)  (3,415)
----------------------------------------------------------------------------------------
Income before equity in undistributed earnings of affiliates  81,502    82,344   78,606
Equity in undistributed earnings of affiliates                 5,293   (18,063) (15,528)
----------------------------------------------------------------------------------------
      NET INCOME                                            $ 86,795  $ 64,281  $63,078
========================================================================================

Old National Bancorp (Parent Company Only) Condensed Statement of Cash Flows

---------------------------------------------------------------------------------------------
                                                                Years Ended December 31
---------------------------------------------------------------------------------------------
                                                               1999       1998       1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 86,795   $ 64,281   $ 63,078
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation                                                  463        435        275
    Amortization of intangible assets                             560        687        686
    (Increase) decrease in other assets                        60,483    (77,945)    (4,406)
    Increase (decrease) in other liabilities                   (1,887)     2,751      3,452
    Equity in undistributed earnings of affiliates             (5,293)    18,063     15,528
---------------------------------------------------------------------------------------------
       Total adjustments                                       54,326    (56,009)    15,535
---------------------------------------------------------------------------------------------
    Net cash flows provided by operating activities           141,121      8,272     78,613
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (advances to) repayments from affiliates                  (40,014)    60,125    (30,295)
Purchase of premises and equipment                               (553)      (193)    (1,987)
---------------------------------------------------------------------------------------------
    Net cash flows provided by (used in) investing activities (40,567)    59,932    (32,282)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from short-term borrowings          (7,250)    (9,758)   (50,198)
Net (payments on) proceeds from medium term notes                  --     (2,000)    54,300
Cash dividends paid                                           (30,552)   (26,058)   (25,012)
Common stock repurchased                                      (78,499)   (46,702)   (36,356)
Common stock reissued, net of shares used to convert
  subordinated debentures                                      14,838     16,641      9,574
---------------------------------------------------------------------------------------------
    Net cash flows used in financing activities              (101,463)   (67,877)   (47,692)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (909)       327     (1,361)
Cash and cash equivalents at beginning of period                  925        598      1,959
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     16   $    925   $    598
=============================================================================================

NOTE 15--SEGMENT INFORMATION

     Old National's community banks have been aggregated into one reportable segment: community banking. Our community banks provide a wide range of financial services as discussed on pages 8 and 9 of Management's Discussion and Analysis. The accounting policies of the segment are the same as those described in Note 1. Intersegment sales and transfers are not significant. The charter consolidation during 1999 impacted the internal reporting and makes prior year's financial data not comparable to the new format.

     Summarized financial information concerning segments is shown in the following table, based on continuing operations. The other column includes insignificant non-bank affiliates and intercompany eliminations.

------------------------------------------------------------------
                              Community
                               Banking      Other       Total
------------------------------------------------------------------
1999
Net interest income          $  201,914  $   36,473  $  238,387
Income tax expense (benefit)     25,942         206      26,148
Segment profit (loss)            53,955      28,739      82,694
Total assets                  5,398,621   1,584,311   6,982,932

1998
Net interest income             228,250      (3,329)    224,921
Income tax expense (benefit)     34,458      (4,885)     29,573
Segment profit (loss)            81,133      (6,998)     74,135
Total assets                  6,329,380      87,231   6,416,611

1997
Net interest income             225,655      (7,472)    218,183
Income tax expense (benefit)     34,060      (5,062)     28,998
Segment profit (loss)            74,824      (6,741)     68,083
Total assets                 $5,852,756  $   80,565  $5,933,321
------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information is omitted from this report pursuant to General Instruction G.(1) of Form 10-K as the Registrant has filed with the Commission on July 29, 1999 a Form 8-K, as amended, relating to a change in accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1999.




                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements:

     Report of Independent Accountants
     Consolidated Balance Sheet--December 31, 1999 and 1998
     Consolidated Statement of Income--Years Ended December 31, 1999, 1998, and 1997
     Consolidated Statement of Changes in Shareholders' Equity--Years Ended December 31, 1999, 1998, and 1997
     Consolidated Statement of Cash Flows--Years Ended December 31, 1999, 1998, and 1997
     Notes to Consolidated Financial Statements

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1999.

     Filed on December 1, 1999, Supplement to the 1998 annual report.

(c)  Exhibits--The following exhibits are filed herewith:

     Exhibit 21--Subsidiaries of the Registrant
     Exhibit 23--Consent of Independent Accountants
     Exhibit 27--Financial Data Schedule

(d)  Financial Statement Schedules.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     OLD NATIONAL BANCORP

     By: /s/ James A. Risinger
        ---------------------------
     James A. Risinger,
     Chairman of the Board of Directors,
     President and CEO (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ David L. Barning                     3/14/2000
   ----------------------------------        ---------
David L. Barning, Director                   Date

By: /s/ Richard J. Bond                      3/14/2000
   ----------------------------------        ---------
Richard J. Bond, Director                    Date

By: /s/ Alan W. Braun                        3/14/2000
   ----------------------------------        ---------
Alan W. Braun, Director                      Date

By: /s/ Wayne A. Davidson                    3/14/2000
   ----------------------------------        ---------
Wayne A. Davidson, Director                  Date

By: /s/ Larry E. Dunigan                     3/14/2000
   ----------------------------------        ---------
Larry E. Dunigan, Director                   Date

By: /s/ David E. Eckerle                     3/14/2000
   ----------------------------------        ---------
David E. Eckerle, Director                   Date

By: /s/ Phelps L. Lambert                    3/14/2000
   ----------------------------------        ---------
Phelps L. Lambert, Director                  Date

By: /s/ Ronald B. Lankford                   3/14/2000
   ----------------------------------        ---------
Ronald B. Lankford,                          Date
President and Director
(Chief Operating Officer)

By: /s/ Lucien H. Meis                       3/14/2000
   ----------------------------------        ---------
Lucien H. Meis, Director                     Date

By: /s/ Louis L. Mervis                      3/14/2000
   ----------------------------------        ---------
Louis L. Mervis, Director                    Date

By: /s/ James A. Risinger                    3/14/2000
   ----------------------------------        ---------
James A. Risinger,                           Date
Chairman of the Board of Directors,
President and CEO (Principal
Executive Officer)

By: /s/ John N. Royse                        3/14/2000
   ----------------------------------        ---------
John N. Royse, Director                      Date

By: /s/ Marjorie Soyugenc                    3/14/2000
   ----------------------------------        ---------
Marjorie Soyugenc, Director                  Date

By: /s/ Charles D. Storms                    3/14/2000
   ----------------------------------        ---------
Charles D. Storms, Director                  Date

By: /s/ John S. Poelker                      3/14/2000
   ----------------------------------        ---------
John S. Poelker,                             Date
Executive Vice President and Chief
Financial Officer (Principal
Financial Officer)

By: /s/ Ronald W. Seib                       3/14/2000
   ----------------------------------        ---------
Ronald W. Seib,                              Date
Vice President-Corporate Controller
(Principal Accounting Officer)

INDEX OF EXHIBITS

Regulation S-K
Reference
(Item 601)

3 (i) Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Registration Statement on Form S-4, File No. 333-09967, dated August 12, 1996).

3 (ii) By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

4 (a) The description of Registrant's common stock contained in its Current Report on Form 8-K, dated January 6, 1983 (incorporated by reference thereto).

          (b) The description of Registrant's Preferred Stock Purchase Rights contained in Registrant's Form 8-A, dated March 1, 1990 (incorporated by reference thereto), including the Rights Agreement, dated March 1, 1990, between the Registrant and Old National Bank in Evansville, as Trustee, as amended contained in the Registrant's Form 8-A, dated March 1, 2000 (incorporated by reference thereto).

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

          (d) Severance Agreement, as amended, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

          (e) Employment Agreement is incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1998.

          (f) The Old National Bancorp 1999 Equity Incentive Plan is incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 1999.

21        Subsidiaries of the Registrant

23        (a)  Consent of PricewaterhouseCoopers

          (b)  Consent of Arthur Andersen LLP

27        Financial Data Schedule