Form 10-Q
period 2000-03-31
OLD NATIONAL BANCORP /IN/
filed 2000-05-15
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 56.0 million shares outstanding at March 31, 2000.



                      OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1.Financial Statements                           Page No.
       Consolidated Balance Sheet
       March 31, 2000 and 1999, and December 31, 1999    3


       Consolidated Statement of Income
       Three months ended March 31, 2000 and 1999        4


       Consolidated Statement of Cash Flows
       Three months ended March 31, 2000 and 1999        5


       Notes to Consolidated Financial Statements        6



Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations    11



PART II  OTHER INFORMATION                              15



SIGNATURES                                              17

INDEX OF EXHIBITS                                       18


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                       March 31      December 31,
($ in thousands) (Unaudited)                       2000       1999      1999
Assets
Cash and due from banks ----------------------  $192,563     $156,613    $210,255
Money market investments----------------------    32,884       57,639      16,686
Investment Securities
 U.S. Treasury ------------------------------     34,049       90,347      39,591
 U.S. Government agencies
   and corporations ------------------------   1,101,757    1,154,562   1,152,770
 Obligations of states and political
   Subdivisions ----------------------------     539,080      551,184     549,228
 Other --------------------------------------     75,556       64,167      79,849
                                               ---------    ---------   ---------
   Total Investment Securities -------------   1,750,442    1,860,260   1,821,438
                                               ---------    ---------   ---------
Loans
 Commercial ---------------------------------  1,401,395    1,232,843   1,338,255
 Commercial real estate ---------------------  1,383,408    1,132,595   1,306,312
 Residential real estate --------------------  2,166,714    2,042,708   2,148,974
 Consumer credit, net of unearned income ----    937,653      811,651     921,147
                                               ---------    ---------   ---------
   Total Loans -----------------------------   5,889,170    5,219,797   5,714,688
   Allowance for loan losses ---------------     (70,965)     (62,170)    (65,685)
                                               ---------    ---------   ---------
   Net Loans -------------------------------   5,818,205    5,157,627   5,649,003
Other assets --------------------------------    386,465      350,954     388,630
                                               ---------    ---------   ---------
   Total Assets ----------------------------  $8,180,559   $7,583,093  $8,086,012
                                               =========    =========   =========

Liabilities
Deposits
 Noninterest bearing demand -----------------   $659,100     $602,214    $643,553
 Interest bearing:
   Savings, NOW and money market accounts --   2,004,813    1,986,318   2,008,789
   Time deposits ---------------------------   3,375,366    2,985,872   3,309,727
                                               ---------    ---------   ---------
   Total Deposits --------------------------   6,039,279    5,574,404   5,962,069
                                               ---------    ---------   ---------

Short-term borrowings ------------------------   618,697      576,407     679,459
Guaranteed preferred beneficial interests in
  Company's subordinated debentures-----------    50,000           --          --
Other borrowings -----------------------------   829,484      710,863     768,055
Accrued expenses and other liabilities -------    79,626       98,423      91,434
                                               ---------    ---------   ---------
 Total Liabilities --------------------------  7,617,086    6,960,097   7,501,017
Shareholders' Equity
 Common stock -------------------------------     56,021       57,082      56,518
 Capital surplus ----------------------------    375,695      366,864     395,414
 Retained earnings --------------------------    162,261      185,507     162,384
 Accumulated other comprehensive
    income (loss), net of tax ----------------   (30,504)      13,543     (29,321)
                                               ---------    ---------   ---------
 Total Shareholders' Equity ------------------   563,473      622,996     584,995
                                               ---------    ---------   ---------
 Total Liabilities and Shareholders'
   Equity ----------------------------------- $8,180,559   $7,583,093  $8,086,012
                                               =========    =========   =========

The accompanying notes are an integral part of this statement.



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                            Three Months Ended
 ($ and shares in thousands except                               March 31,
   per share data) (Unaudited)                              2000          1999
   Interest income
   Loans including fees:
     Taxable -----------------------------------         $117,289      $104,921
     Non-taxable -------------------------------            2,817         1,811
   Investment securities:
     Taxable -----------------------------------           21,437        19,956
     Non-taxable -------------------------------            6,835         6,743
   Money market investments --------------------              518           564
                                                          -------       -------
     Total Interest Income ---------------------          148,896       133,995
                                                          -------       -------
   Interest Expense
   Savings, NOW and
     money market accounts ---------------------           13,276        11,970
   Time deposits -------------------------------           46,212        38,175
   Short-term borrowings -----------------------           10,757         7,693
   Other borrowings ----------------------------           10,983         8,079
                                                          -------       -------
     Total Interest Expense --------------------           81,228        65,917
                                                          -------       -------
     Net Interest Income -----------------------           67,668        68,078
   Provision for loan losses -------------------            7,433         3,392
                                                          -------       -------
     Net Interest Income After Provision
       For Loan Losses -------------------------           60,235        64,686
                                                          -------       -------
   Noninterest Income
   Trust fees ----------------------------------            5,432         5,139
   Service charges on deposit accounts----------            6,409         4,963
   Loan fees -----------------------------------            1,184         1,549
   Insurance premiums and commissions ----------            2,943         1,589
   Investment product fees ---------------------            1,755         1,400
   Bank-owned life insurance -------------------              834         1,100
   Securities gains, net -----------------------               96         1,383
   Other income --------------------------------            4,798         2,637
                                                          -------       -------
     Total Noninterest Income ------------------           23,451        19,760
                                                          -------       -------
   Noninterest Expense
   Salaries and employee benefits --------------           33,426        30,117
   Occupancy expense ---------------------------            3,427         3,237
   Equipment expense ---------------------------            4,342         4,177
   Marketing expense ---------------------------            1,526         1,659
   FDIC insurance expense ----------------------              307           235
   Processing expense --------------------------            2,406         2,697
   Communication and transportation expense-----            2,406         2,212
   Professional fees ---------------------------            1,062         2,171
   Other expenses ------------------------------            6,267         6,142
                                                          -------       -------
                                                           55,169        52,647
   Merger and restructuring costs---------------           18,651            --
     Total Noninterest Expense -----------------           73,820        52,647
                                                          -------       -------

   Net Income Before Income Taxes --------------            9,866        31,799
   Provision for income taxes ------------------              874         9,100
                                                          -------       -------
   Net Income ----------------------------------            8,992        22,699
                                                          =======       =======
   Net Income per common share:
      Basic ------------------------------------            $0.16         $0.40
                                                          =======       =======
      Diluted ----------------------------------            $0.16         $0.39
                                                          =======       =======
   Weighted average common shares outstanding:
      Basic ------------------------------------           56,259        57,390
                                                          =======       =======
      Diluted ----------------------------------           57,583        59,546
                                                          =======       =======

The accompanying notes are an integral part of this statement.



OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Three Months Ended
                                                                    March 31,
($ in thousands) (Unaudited)                                     2000        1999
Cash flows from operating activities:
Net income -------------------------------------------------  $ 8,992     $ 22,699
                                                               ------      -------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation ---------------------------------------------     3,508        3,115
 Amortization of intangible assets ------------------------       814          660
 Net premium amortization on investment securities --------       126          542
 Provision for loan losses --------------------------------     7,433        3,392
 Loss (gain) on sale of investment securities -------------     3,285       (1,383)
 Loss (gain) on sale of assets ----------------------------     1,753          (76)
 Increase in other assets ---------------------------------    (1,585)      (5,436)
 Increase (decrease) in accrued expenses and
    other liabilities --------------------------------------  (11,018)       1,713
                                                              -------      -------
   Total adjustments -------------------------------------      4,316        2,527
                                                              -------      -------
 Net cash flows provided by (used in) operating activities     13,308       25,226
                                                              -------      -------

Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired -----------       --        5,914
Purchase of investment securities available-for-sale ------- (120,437)    (422,417)
Proceeds from maturities and paydowns of investment
 securities available-for-sale ----------------------------    80,341      230,505
Proceeds from sales of investment securities available-
 for-sale -------------------------------------------------   105,708      101,664
Net principal collected from (loans made to) customers:
  Commercial and financial ---------------------------------  (64,113)     (43,645)
  Mortgage -------------------------------------------------  (94,831)     (89,527)
  Consumer -------------------------------------------------  (17,691)     (21,048)
Proceeds from sale of mortgage loans -----------------------       --       10,528
Proceeds from sale of premises and equipment ---------------      391          324
Purchase of premises and equipment -------------------------   (2,716)      (4,129)
                                                               ------      -------
 Net cash flows used in investing activities -------------   (113,348)    (231,831)
                                                              -------      -------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand -------------------------------    15,547      (61,009)
 NOW Accounts ---------------------------------------------   (16,435)     (49,712)
 Savings accounts -----------------------------------------       592       12,914
 Money market accounts ------------------------------------    11,867       37,999
 Time deposits --------------------------------------------    65,639      162,049
 Short-term borrowings ------------------------------------   (60,762)      60,571
 Other borrowings -----------------------------------------    61,536       35,118
Proceeds from Guaranteed preferred beneficial interests in
  Company's subordinated debentures------------------------    50,000           --
Cash dividends paid ----------------------------------------   (9,554)      (8,117)
Common stock repurchased -----------------------------------  (29,305)      (2,786)
Common stock reissued, net of shares used to convert
  subordinated debentures ----------------------------------    9,421        4,803
                                                              -------      -------
 Net cash flows provided by financing activities ----------    98,546      191,830
                                                              -------      -------
Net decrease in cash and cash equivalents ------------------   (1,494)     (14,775)
Cash and cash equivalents at beginning of period -----------  226,941      229,027
                                                              -------      -------
Cash and cash equivalents at end of period ----------------- $225,447     $214,252
                                                              =======      =======


 Total interest paid --------------------------------------   $83,241      $66,767
                                                               ======       ======
 Total taxes paid -----------------------------------------   $   487       $7,370
                                                               ======        =====

The accompanying notes are an integral part of this statement.



Old National Bancorp
Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of March 31, 2000 and 1999 and December 31, 1999, and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

2.   Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 28, 2000 to shareholders of record on January 7, 2000. All share and per share data presented herein have been restated for the effects of the stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of Old National's 8% convertible subordinated debentures (Note 5). For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and additional common shares of 1.0 million year-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                            Three                      Three
                         Months Ended              Months Ended
                         March 31, 2000           March 31, 1999
                                    Per-Share              Per-Share
                        Income Shares Amount   Income Shares Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders$   8,992 56,259  $0.16  $22,699  57,390  $0.40
                                        ====                    ====

Effect of Dilutive
 Securities:
Stock options                     285                     368
8% convertible debentures  155  1,039             265   1,788
                         ----- ------          ------  ------



Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions $9,147 57,583 $0.16    $22,964 59,546  $0.39
                        ====== ====== =====    ======= ======  =====




3. Merger and Divestiture Activity

Pending Mergers

On December 20, 1999, Old National and Permanent Bancorp ("Permanent") of Evansville, Indiana, executed a definitive merger agreement. Old National will issue common shares in exchange for all of the outstanding common shares of Permanent. The transaction will be accounted for as a purchase. The merger is subject to the approvals of regulators and Permanent's shareholders. As of March 31, 2000, Permanent's financial statements reflected $492.0 million in total assets, net loans of $327.2 million, total deposits of $355.8 million, and net income for the three months then ended of $755 thousand. This merger is expected to be consummated in the third quarter of 2000.


Completed Mergers

On March 1, 2000, Old National and Heritage Financial Services, Inc. ("Heritage") of Clarksville, Tennessee, consummated a merger in which Old National issued 2,191,322 common shares in exchange for all of the outstanding common shares of Heritage. The transaction was accounted for as a pooling-of-interests. Net income for Heritage prior to merger included in the 2000 statements for the period ended March 1,2000 was $509 thousand.

On March 10, 2000, Old National and ANB Corporation ("ANB") of Muncie, Indiana, consummated a merger in which Old National issued 7,316,153 common shares in exchange for all of the outstanding common shares of ANB. The transaction was accounted for as a pooling-of-interests. Net income for ANB prior to merger included in the 2000 statements for the period ended March 10, 2000 was $1.3 million.

4. Investments

The market value and amortized cost of investment securities as of September 30, 1999 are set forth below ($ in thousands):

                                     Market Value   Amortized Cost

Available-for-sale, at market value    $1,750,442    $1,801,066
                                       ==========    ==========

5.    Borrowings

Old National has outstanding $12.7 million of 8% convertible subordinated debentures which are due September 15, 2012, unless previously converted or redeemed. The debentures are convertible at any time prior to maturity into shares of common stock of Old National at a conversion rate of 81.395 shares for each one thousand dollars principal amount of debentures. Interest on the debentures is payable on March 15 and September 15 of each year. The debentures are redeemable in whole or in part at the option of Old National at par value. Beginning September 15, 1998, debenture holders are entitled to an annual sinking fund contribution of $2.5 million principal amount of debentures less conversions and redemptions. The debentures are subordinated in right of payment to all senior indebtedness of Old National. As of March 31, 2000, 1.0 million authorized and unissued common shares were reserved for conversion of the debentures.

Old National has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of March 31, 2000, a total of $24.5 million of the notes were outstanding, with maturities ranging from one to three years and fixed interest rates of 6.9% to 7.0%. At March 31, 1999, Old National had outstanding $32.0 million of medium term notes.

Old National also has registered Medium Term Notes in the principal amount of $150 million. $85.7 million of notes are available for issuance at March 31, 2000. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of March 31, 2000, a total of $59.3 million of the notes were outstanding, with maturities ranging from two to seven years and fixed interest rates from 6.4% to 7.0%. At March 31, 1999, Old National had $64.3 million outstanding.

As of March 31, 2000, Old National has $75 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks which normally maintain correspondent balances with these unaffiliated banks. As of March 31, 2000 and 1999, no balance was outstanding under these lines.

6. Guaranteed Preferred Beneficial Interests in Company's
Subordinated Debentures

During March 2000, Old National issued $50 million of trust preferred securities through a subsidiary Old National Capital Trust I. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 9.5%, or $2.375 per share, payable quarterly, and maturing on March 15, 2030.

Old National may redeem the subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005, or in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

Costs associated with the issuance of the trust preferred securities totaling $1.8 million were capitalized and are being amortized through the maturity date of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

7. Interest Rate Contracts

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

At March 31, 2000, Old National has interest rate swaps with a notional value of $75 million. The contracts are an exchange of interest payments with no affect on the principal amounts of the underlying hedged liability. The fair value of the swaps were $(4.4) million as of March 31, 2000. Old National pays the counterparty a variable rate based on three-month LIBOR and receives fixed rates ranging from 5.375% to 7.0%. The contracts terminate on or prior to May 3, 2009.

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the receiving position. Although collateral or other security is not obtained, Old National minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

8.   Comprehensive Income

                                           Three Months Ended
                                                 March 31,
                                             2000     1999

($ in Thousands)
Net income                                 $8,992  $22,699
Unrealized gains (losses) on securities:
  Unrealized holding losses
     arising during period, net of tax     (3,154)  (4,842)
  Less: reclassification adjustment
     for losses (gains) realized in net
      income,net of tax                     1,971     (830)
                                            -----    -----
  Net unrealized losses                    (1,183)  (5,672)
                                            -----    -----

Comprehensive income                       $7,809  $17,027
                                            =====   ======


9.   Segment Data
                                Community
                                 Banking       Other     Total
March 31, 2000

Net interest income (loss)       $70,859      $(3,191)   $67,668
Income tax expense (benefit)       9,459       (8,585)       874
Segment profit (loss)             18,548       (9,556)     8,992
Total assets                   6,887,377    1,293,182  8,180,559

March 31, 1999

Net interest income (loss)       $68,904        $(826)   $68,078
Income tax expense (benefit)      10,408       (1,308)     9,100
Segment profit (loss)             23,907       (1,208)    22,699
Total assets                   7,453,517      129,576  7,583,093


The charter consolidation during 1999 impacted the internal reporting and makes prior year's financial data not comparable to the new format.

10.  Impact of Accounting Changes

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for Old National). SFAS No. 133 expands the derivative definition which Old National is currently reviewing to determine its application. Due to its limited use of traditional derivative instruments, Old National does not expect the impact of this statement to be material to the results of operations or its financial position.

11.  Merger and restructuring charges

During the first quarter, Old National closed two mergers, finalized the charter consolidation efforts which began in 1999 and recorded related merger and restructuring charges of $22.5 million. Included in these charges were merger related costs, system conversion costs, balance sheet restructuring, elimination of duplicate or unnecessary facilities, centralization of certain support functions and personnel severance costs related to these items. The components of the charges are shown below ($ in thousands).

                                 Three months ended
                                    March 31, 2000
Professional fees                       $ 5,744
Severance and related costs               4,501
Fixed asset write-downs                   3,687
Losses on sale of securities              3,381
Other                                     1,338
                                         ------
  Included in noninterest expense        18,651
                                         ------
Provision for loan losses                 3,801
                                         ------
  Total                                 $22,452
                                         ======

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of Old National as of March 31, 2000, as compared to March 31, 1999 and December 31, 1999, and the results of operations for the three months ended March 31, 2000 and 1999.

Financial Condition
Old National's assets at March 31, 2000 were $8.181 billion, a 7.9% increase since March 1999 and a 4.7% increase since December 1999. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 7.5% over the prior year. During the past year, the mix of earning assets reflected loan growth of 12.8% while money market investments and investment securities decreased a combined 7.0%. Half of the decrease in investments was due to the decrease in fair market value of the investment portfolio. Since December 1999, earning assets increased 6.3% with loans growing 12.2% and investment securities and money market investments decreasing 3.0%.

At March 31, 2000, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased slightly to $31.7 million from $28.6 million as of December 31, 1999. As of these dates, under-performing assets in total were 0.54% and 0.50%, respectively, of total loans and foreclosed properties.

                                March 31,         December 31,
                                  2000               1999
Nonaccrual loans                 $21,638          $19,286
Restructured loans                   387              450
Foreclosed properties              3,766            3,700
                                  ------           ------
  Total Non-performing Assets     25,791           23,436
Past due 90 days or more           5,915            5,206
                                  ------           ------
  Total Under-performing Assets  $31,706          $28,642
                                  ======           ======

Unper-performing assets as a % of total
 loans and foreclosed properties   0.54%             0.50%
                                   ====              ====

As of March 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114
and 118 was    $11.2 million with no related allowance and $71.1
million with $20.1 million of related allowance.

Old National's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the three months ended March 31, 2000, the average balance of impaired loans was $78.5 million and $1.4 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 2000, increased $464.9 million or 8.3% compared to March 1999. Brokered certificates of deposit, included in other time, increased $473.3 million since March 1999. Since December 1999, total deposits increased $77.2 million or 5.2% with brokered certificates of deposit increasing $83.0 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $42.3 million since March 1999 and decreased $60.8 million since December 1999. Other borrowings, which is primarily debt from Federal Home Loan Banks, rose $118.6 million over March 1999 and $61.4 million over December 1999. In addition, $50 million of trust preferred securities were issued by Old National Capital Trust I during March 2000.


Capital
Total shareholders' equity decreased $59.5 million since March 1999 and $21.5 million since December 1999. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, decreased $44.0 million since March 1999 and $1.2 million since December 1999.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:


                              Regulatory Guidelines         March 31,    December 31,
                               Minimum  Well-Capitalized  2000   1999       1999
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)    4.00%        5.00%      7.57%   7.84%      7.46%
Tier 1 capital to risk-adjusted
  total assets                   4.00         6.00      10.88   11.47      10.64
Total capital to risk-adjusted
  total assets                   8.00        10.00      12.36   13.11      12.07
Shareholders' equity to
  total assets                    N/A          N/A       6.89    8.22       7.23



Each of Old National's affiliate banks have capital ratios which exceed regulatory minimum and well-capitalized guidelines.

Liquidity and Asset/Liability Management
Old National continually monitors its liquidity and actively manages its asset/liability position. The purpose of liquidity management is to match the sources of funds with anticipated customer borrowings and withdrawals and other obligations. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

Old National also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow Old National to generate strong net interest income while controlling and monitoring interest rate risk. Old National simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At March 31, 2000 Old National was well within that limit as the model's fluctuation was under 4% for the first 12 months and less than 4% for the total 24 month period.

Using static gap, Old National's rate-sensitive assets at March 31, 2000 were 64% of rate-sensitive liabilities in the 1-180 day maturity category and 70% in the 181-365 day category. These figures compared to 59% and 64% on December 31, 1999 and 70% and 76% on March 31, 1999. Old National's funds management committee meets quarterly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

With the inclusion of significant merger and restructuring as discussed below, net income for the quarter ended March 31, 2000 was $9.0 million compared with $22.9 million in the first quarter of 1999. Diluted earnings per common share were $0.16 for the first quarter of 2000, compared to $0.39 for the same period of the prior year.

Included in the first quarter of 2000 results were $22.5 million of merger and restructuring charges. Included in this merger and restructuring charge was $3.4 million in securities losses related to the Heritage and ANB balance sheet restructuring, $4.5 million of severance and employee related costs, $5.7 million in professional fees, $3.7 million write-down of fixed assets and $1.3 million of other merger and restructuring costs. Also included in the $22.5 million merger and restructuring expense was a $3.8 million provision for loan losses that was charged to earnings on the merger date to conform ANB with Old National's credit policies.

Excluding the above merger and restructuring charges, net income for the first quarter was $23.4 million, an increase of 3.2% over the first quarter of 1999. The corresponding adjusted first quarter 2000 diluted earnings per common share were $.41 or a 5.1% increase over the same quarter of last year. The corresponding adjusted return on average assets (ROA) was 1.16% while return on equity (ROE) was 15.41% in the first quarter of 2000. These compared to 1999 results of 1.22% ROA and 15.25% ROE. Growth in other income combined with a lower effective tax rate generated the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Year-to-date net interest income for 2000 was $72,436, a 0.7% increase over 1999. The net interest margin for the first quarter was 3.81% and 4.12% for 2000 and 1999, respectively. The net interest margin was compressed by the rising interest rate environment impacting funding costs, maturity extension of borrowings, and the decline in core deposits which required additional wholesale borrowings. Earning asset yields increased 14 basis points over 1999. Cost of interest bearing liabilities increased 41 basis points compared to 1999.


Provision and Allowance for Loan Losses

The provision for loan losses was $7.4 million in the first quarter of 2000 compared to 3.4 million in the first quarter of 1999. Merger-related provision was $3.8 million in the first quarter of 2000. Old National's net charge-offs were 0.15% of average loans for the current quarter, compared to 0.12% in the first quarter of 1999.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.21% at March 31, 2000 compares to 1.19% in 1999. The allowance for loan losses covers all under-performing loans by
2.2 times at March 31, 2000 compared to 2.3 times at December 31,
1999.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 27.1% in the three months ended March 31, 2000 as compared to the same period in 1999. Trust fees were up 5.7% for the first quarter compared to prior year. Service charges on deposit accounts were up 29.1% for the quarter mainly due to additional overdraft fees generated from a new product, "Worry-free" checking, started March 1999. Insurance premiums and commissions increased 85.2% over 1999 for the quarter due to the December 31, 1999, purchase of the Sycamore Agency. Investment product fees rose over 1999 in excess of 25% for the first quarter. The security gains of $1.4 million for the quarter in 1999 were taken to offset a portion of the charges incurred in connection with the restructuring of Old National's banks into a single charter. Other income includes a gain of $2.4 million from the sale of Old National's Merchant credit card in the first quarter of 2000. This sale also negatively impacted loan fees. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 4.8% in the first quarter of 2000 compared to 1999. Salaries and benefits, together the largest individual component of noninterest expense, increased 11.0% in the first quarter of 2000 compared to 1999. Professional fees decreased $1.1 million or 51.1% due to additional expenses in prior year related to the charter consolidation. Processing expense decreased 11.0% for the quarter. The largest increase for the quarter was related to credit card outsource expense in prior year. Other expense increased 2.0% over the first quarter of 1999. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income,decreased in the first quarter to 8.9% compared to 28.6% in 1999. Excluding merger and restructuring charges, this percentage would have been 27.5%. Higher levels of tax exempt income, as well as favorable state taxation developments, helped lower our effective rate in 2000.

PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders

At the April 20, 2000 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

Election of Directors - The following directors were elected for a term of one year.


                                       Vote Count
                         For          Against  Abstained   Unvoted

David L. Barning        33,303,198     320,214   --     13,219,156
Richard J. Bond         33,333,210     289,001   --     13,220,357
Alan W. Braun           33,301,833     363,519   --     13,177,216
Wayne A. Davidson       33,322,151     300,059   --     13,220,357
Larry E. Dunigan        33,335,883     286,328   --     13,220,357
David E. Eckerle        33,334,705     287,508   --     13,220,355
Andrew E. Goebel        33,218,529     405,462   --     13,218,577
Phelps L. Lambert       33,318,231     303,979   --     13,220,357
Ronald B. Lankford      33,331,955     291,673   --     13,218,940
Lucien H. Meis          33,037,444     586,752   --     13,218,372
Louis L. Mervis         33,221,266     404,986   --     13,216,316
James Risinger          33,311,140     312,567   --     13,218,861
John N. Royse           33,315,708     308,520   --     13,218,340
Marjorie Z. Soyugenc    32,949,995     674,045   --     13,218,528
Kelly N. Stanley        33,254,513     367,698   --     13,220,357
Charles D. Storms       33,314,276     307,935   --     13,220,357

Amendment of the Articles of Incorporation to Increase authorized shares of common stock to 150,000,000 shares - Votes For -
32,160,758 Votes Against - 1,144,156 Votes Abstained - 317,539
Unvoted - 13,220,114.

Selection of Independent Public Accountants -PricewaterhouseCoopers LLP, Votes For - 33,150,365 Votes Against - 281,406 Votes Abstained
 - 190,681 Unvoted - 13,220,115.


ITEM 5.  Other Information

     NONE


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

     (27)      Financial Data Schedule


(b) Reports on Form 8-K filed during the quarter ended March 31, 2000.

          Filed 8-K on 3/1/00, amended Rights Agreement.



                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Old National BANCORP
  (Registrant)


By: s/s John S. Poelker
   John S. Poelker
   Executive Vice President
   Chief Financial Officer



Date: May 15, 2000



                            INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)



         27        Financial Data Schedule


