Form 10-Q
period 2000-06-30
OLD NATIONAL BANCORP /IN/
filed 2000-08-14
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 55.4 million shares outstanding at June 30, 2000.



                      OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1.Financial Statements                              Page No.
       Consolidated Balance Sheet
       June 30, 2000 and 1999, and December 31, 1999        3


       Consolidated Statement of Income
       Three and six months ended June 30, 2000 and 1999    4


       Consolidated Statement of Cash Flows
       Six months ended June 30, 2000 and 1999              5


       Notes to Consolidated Financial Statements           6



Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations        12


Item 3.Quantitative and Qualitative disclosures about
      Market Risk                                           15

PART II  OTHER INFORMATION                                  16



SIGNATURES                                                  17

INDEX OF EXHIBITS                                           18


OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                    June 30,         December 31,
($ in thousands) (Unaudited)                     2000     1999         1999
Assets
Cash and due from banks -------------------   $182,745   $212,325    $210,255
Money market investments-------------------     25,275     44,700      16,686
Investment Securities
U.S. Treasury -----------------------------      8,537     71,235       39,591
 U.S. Government agencies
   and corporations -----------------------  1,114,626  1,180,662    1,152,770
 Obligations of states and political
   Subdivisions ---------------------------    542,286    553,862      549,228
 Other ------------------------------------     99,752     70,504       79,849
                                             ---------  ---------    ---------
   Total Investment Securities ------------  1,765,201  1,876,263    1,821,438
                                             ---------  ---------    ---------
Loans
 Commercial -------------------------------  1,483,116  1,301,063    1,338,255
 Commercial real estate -------------------  1,507,800  1,230,449    1,306,312
 Residential real estate ------------------  2,095,607  2,077,783    2,148,974
 Consumer credit, net of unearned income --    941,393    862,722      921,147
                                             ---------  ---------    ---------
   Total Loans ----------------------------  6,027,916  5,472,017    5,714,688
   Allowance for loan losses --------------    (71,696)   (64,150)     (65,685)
                                             ---------  ---------    ---------
   Net Loans ------------------------------  5,956,220  5,407,867    5,649,003
Other assets ------------------------------    393,118    364,101      388,630
                                             ---------  ---------    ---------
   Total Assets --------------------------- $8,322,559 $7,905,256   $8,086,012
                                             =========  =========    =========

Liabilities
Deposits
 Noninterest bearing demand ---------------   $657,072   $604,364     $643,553
 Interest bearing:
   Savings, NOW and money market accounts -  1,963,711  2,033,061    2,008,789
   Time deposits --------------------------  3,457,050  3,010,486    3,309,727
                                             ---------  ---------    ---------
   Total Deposits -------------------------  6,077,833  5,647,911    5,962,069
                                             ---------  ---------    ---------

Short-term borrowings ---------------------    753,222    736,348      679,459
Guaranteed preferred beneficial interests in
  Company's subordinated debentures--------     50,000         --           --
Other borrowings --------------------------    807,712    820,360      768,055
Accrued expenses and other liabilities ----     95,225     82,602       91,434
                                             ---------  ---------    ---------
 Total Liabilities ------------------------  7,783,992  7,287,221    7,501,017
Shareholders= Equity
 Common stock -----------------------------     55,431     55,235       56,518
 Capital surplus --------------------------    334,592    368,187      395,414
 Retained earnings ------------------------    176,662    205,119      162,384
 Accumulated other comprehensive
    income (loss), net of tax -------------    (28,118)   (10,506)     (29,321)
                                             ---------  ---------    ---------
 Total Shareholders' Equity ---------------    538,567    618,035      584,995
                                             ---------  ---------    ---------
 Total Liabilities and Shareholders'
   Equity --------------------------------- $8,322,559 $7,905,256   $8,086,012
                                             =========  =========    =========

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                    Three Months Ended                     Six Months Ended
 ($ and shares in thousands except                       June 30,                              June 30,
   per share data) (Unaudited)                      2000          1999                    2000         1999
   Interest Income
   Loans including fees:
     Taxable -----------------------------------  $123,924     $108,704                $241,213      $213,625
     Non-taxable -------------------------------     3,117        2,162                   5,934         3,973
   Investment securities:
     Taxable -----------------------------------    20,687       20,993                  42,124        40,948
     Non-taxable -------------------------------     6,756        6,797                  13,590        13,540
   Money market investments --------------------       404          552                     786         1,115
                                                   -------      -------                 -------       -------
     Total Interest Income ---------------------   154,888      139,208                 303,647       273,201
                                                   -------      -------                 -------       -------
   Interest Expense
   Savings, NOW and
     money market accounts ---------------------    14,114       12,123                  27,390        24,093
   Time deposits -------------------------------    48,514       39,131                  94,726        77,305
   Short-term borrowings -----------------------    11,296        6,999                  20,370        13,032
   Other borrowings ----------------------------    13,469       10,437                  25,998        20,177
                                                   -------      -------                 -------       -------
     Total Interest Expense --------------------    87,393       68,690                 168,484       134,607
                                                   -------      -------                 -------       -------
     Net Interest Income -----------------------    67,495       70,518                 135,163       138,594
   Provision for loan losses -------------------     4,437        3,699                  11,870         7,091
                                                   -------      -------                 -------       -------
     Net Interest Income After Provision
       For Loan Losses -------------------------    63,058       66,819                 123,293       131,503
                                                   -------      -------                 -------       -------
   Noninterest Income
   Trust fees ----------------------------------     5,851        5,447                  11,283        10,585
   Service charges on deposit accounts----------     7,865        6,301                  14,275        11,264
   Loan fees -----------------------------------     1,256        1,529                   2,440         3,079
   Insurance premiums and commissions ----------     2,837        1,597                   5,780         3,186
   Investment product fees ---------------------     1,744        1,747                   3,499         3,147
   Bank-owned life insurance -------------------     1,081        1,152                   1,914         2,252
   Securities gains (losses), net --------------      (121)         979                     (25)        2,363
   Other income --------------------------------     5,611        2,434                  10,410         5,071
                                                   -------      -------                 -------       -------
     Total Noninterest Income ------------------    26,124       21,186                  49,576        40,947
                                                   -------      -------                 -------       -------
   Noninterest Expense
   Salaries and employee benefits --------------    32,487       31,449                  65,915        61,567
   Occupancy expense ---------------------------     3,527        3,229                   6,955         6,466
   Equipment expense ---------------------------     4,789        4,299                   9,131         8,476
   Marketing expense ---------------------------     2,011        1,859                   3,537         3,518
   FDIC insurance expense ----------------------       313          214                     621           449
   Processing expense --------------------------     2,656        3,183                   5,062         5,880
   Communication and transportation expense-----     2,595        2,248                   5,001         4,459
   Professional fees ---------------------------       974        2,115                   2,036         4,286
   Other expenses ------------------------------     6,760        6,319                  13,020        12,462
                                                   -------      -------                 -------       -------
                                                    56,112       54,915                 111,278       107,563
                                                   -------      -------                 -------       -------
   Merger and restructuring costs---------------        --           --                  18,651            --
     Total Noninterest Expense -----------------    56,112       54,915                 129,929       107,563
                                                   -------      -------                 -------       -------

   Net Income Before Income Taxes --------------    33,070       33,090                  42,940        64,887
   Provision for income taxes ------------------     9,213        9,207                  10,090        18,305
                                                   -------      -------                 -------       -------
   Net Income from Continuing Operations -------    23,857       23,883                  32,850        46,582

   Discontinued operations----------------------        --        3,483                      --         3,483
                                                   -------      -------                 -------       -------
   Net Income-----------------------------------   $23,857      $27,366                 $32,850       $50,065
                                                   =======      =======                 =======       =======

   Net Income from Continuing Operations per common share:
      Basic ------------------------------------     $0.43        $0.41                   $0.59         $0.81
                                                     =====        =====                   =====         =====
      Diluted ----------------------------------     $0.42        $0.40                   $0.58         $0.79
                                                     =====        =====                   =====         =====

   Net Income per common share:
      Basic ------------------------------------     $0.43        $0.47                   $0.59         $0.87
                                                     =====        =====                   =====         =====
      Diluted ----------------------------------     $0.42        $0.46                   $0.58         $0.85
                                                     =====        =====                   =====         =====
   Weighted average common shares outstanding:
      Basic ------------------------------------    55,633       57,539                  55,946        57,464
                                                    ======       ======                  ======        ======
      Diluted ----------------------------------    56,234       59,644                  56,915        59,595
                                                    ======       ======                  ======        ======

The accompanying notes are an integral part of this statement.


OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                Six Months Ended
                                                                    June 30,
($ in thousands) (Unaudited)                                    2000       1999
Cash flows from operating activities:
Net income ------------------------------------------------ $ 32,850     $ 50,065
                                                             -------      -------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation ---------------------------------------------    6,944        6,141
 Amortization of intangible assets ------------------------    1,304        1,316
 Net premium amortization on investment securities --------      236          864
 Provision for loan losses --------------------------------   11,870        7,091
 Loss (gain) on sale of investment securities -------------    3,406       (2,363)
 Loss (gain) on sale of assets ----------------------------    1,336         (159)
 Increase in other assets ---------------------------------   (7,618)     (18,552)
 Increase in accrued expenses and
    other liabilities --------------------------------------   3,509        2,866
                                                             -------      -------
   Total adjustments -------------------------------------    20,987       (2,796)
                                                             -------      -------
 Net cash flows provided by operating activities              53,837       47,269
                                                             -------      -------

Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired -----------     --         5,914
Purchase of investment securities available-for-sale -------(218,341)    (725,821)
Proceeds from maturities and paydowns of investment
 securities available-for-sale ----------------------------  129,282      403,914
Proceeds from sales of investment securities available-
 for-sale -------------------------------------------------  143,139      176,343
Net principal collected from (loans made to) customers:
  Commercial and financial ---------------------------------(147,846)    (112,178)
  Mortgage -------------------------------------------------(158,832)    (236,320)
  Consumer ------------------------------------------------- (22,769)     (73,189)
Proceeds from sale of mortgage loans -----------------------  10,594       24,128
Proceeds from sale of premises and equipment ---------------   1,088          640
Purchase of premises and equipment -------------------------  (7,899)      (8,147)
                                                             -------      -------
 Net cash flows used in investing activities -------------- (271,584)    (544,716)
                                                             -------      -------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand -------------------------------   13,519      (58,859)
 Savings,NOW and Money Market Accounts --------------------  (45,078)      47,944
 Time deposits --------------------------------------------  147,323      186,663
 Short-term borrowings ------------------------------------   73,763      220,512
 Other borrowings -----------------------------------------   52,439      144,642
Proceeds from Guaranteed preferred beneficial interests in
  Company's subordinated debentures-------------------------  50,000           --
Cash dividends paid ---------------------------------------- (19,010)     (17,046)
Common stock repurchased ----------------------------------- (87,303)      (7,492)
Common stock reissued, net of shares used to convert
  subordinated debentures ----------------------------------  13,173        9,081
                                                             -------      -------
 Net cash flows provided by financing activities ----------  198,826      525,445
                                                             -------      -------
Net increase (decrease) in cash and cash equivalents ------- (18,921)      27,998
Cash and cash equivalents at beginning of period ----------- 226,941      229,027
                                                             -------      -------
Cash and cash equivalents at end of period -----------------$208,020     $257,025
                                                             =======      =======


 Total interest paid -------------------------------------- $166,186     $135,709
                                                             =======      =======
 Total taxes paid ----------------------------------------- $ 11,987      $16,312
                                                             =======      =======

The accompanying notes are an integral part of this statement.


Old National Bancorp
Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of June 30, 2000 and 1999 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

2.   Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 28, 2000 to shareholders of record on January 7, 2000. All share and per share data presented herein have been restated for the effects of the stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of Old National's 8% convertible subordinated debentures (Note 5) for the periods they were outstanding. For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and additional common shares of 0.4 million quarter-to-date and 0.7 million year-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                                  Three                   Three
                              Months Ended            Months Ended
                              June 30, 2000          June 30, 1999
                                       Per Share                Per Share
                         Income  Shares  Amount   Income  Shares  Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders  $  23,857 55,634   $0.43   $23,883  57,539  $0.41
                                          =====                    =====
Effect of Dilutive
 Securities:
Stock options                       202                       319
8% convertible debentures    (25)   398               266   1,786
                         ------- ------            ------  ------

Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions  $23,832 56,234   $0.42   $24,149  59,644  $0.40
                         ======= ======   =====   =======  ======  =====


                                   Six                      Six
                               Months Ended            Months Ended
                               June 30, 2000          June 30, 1999
                                       Per Share                 Per Share
                         Income Shares   Amount    Income  Shares  Amount
Basic EPS
Income from continuing
 operations available to
  common stockholders   $ 32,850 55,946  $0.59     $46,582  57,464    $0.81
                                         =====                        =====
Effect of Dilutive
 Securities:
Stock options                       250                        344
8% convertible debentures    130    719                531   1,787
                          ------ ------             ------  ------
Diluted EPS
Income from continuing
 operations available to
  common stockholders
  + assumed conversions  $32,980 56,914  $0.58     $47,113  59,595    $0.79
                         ======= ======  =====     =======  ======    =====



3. Merger and Divestiture Activity

Pending Mergers

On December 20, 1999, Old National and Permanent Bancorp ("Permanent") of Evansville, Indiana, executed a definitive merger agreement. Old National will issue common shares in exchange for all of the outstanding common shares of Permanent. The transaction will be accounted for as a purchase. As part of the regulatory approval process for the transaction, the Department of Justice required two Permanent branches in Evansville to be sold to another banking company. These two branches have total deposits of approximately $41 million, and an agreement has been reached with First Federal Savings Bank of Evansville. The divestiture is expected to be completed by December, 2000. As of June 30, 2000, Permanent's financial statements reflected $489 million in total assets, net loans of $324 million, total deposits of $336 million, and net income for the six months then ended of $1,425 thousand. This merger was consummated July 27, 2000.


Completed Mergers

On March 1, 2000, Old National and Heritage Financial Services, Inc. ("Heritage") of Clarksville, Tennessee, consummated a merger in which Old National issued 2,191,322 common shares in exchange for all of the outstanding common shares of Heritage. The transaction was accounted for as a pooling-of-interests. Net income for Heritage prior to merger included in the 2000 statements for the period ended March 1, 2000 was $509 thousand.

On March 10, 2000, Old National and ANB Corporation ("ANB") of Muncie, Indiana, consummated a merger in which Old National issued 7,316,153 common shares in exchange for all of the outstanding common shares of ANB. The transaction was accounted for as a pooling-of-interests. Net income for ANB prior to merger included in the 2000 statements for the period ended March 10, 2000 was $1.3 million.

Discontinued Operations

During June 1998, ONB finalized the sale of Consumer Acceptance Corporations=s sub-prime auto loans, which closed in July 1998. ONB has accounted for this entity as discontinued operations on the consolidated financial statements. Loss from discontinued operations for the three and six months ended June 30, 1999 was as follows ($ in thousands):

                            Three Months Ended Six Months Ended
                                 June 30,         June 30,
                                    1999           1999
Income (loss) before taxes
 from operations of discontinued
 operations                           $0             $0
Income tax expense (benefit)           0              0
Income (loss) from operations of
 discontinued operations              $0             $0
Income before taxes from disposal
 of discontinued operations        5,805          5,805
Income tax expense                (2,322)        (2,322)
                                   -----          -----
Income from disposal of discontinued
 operations                        3,483          3,483
                                   -----          -----

Income from discontinued
 operations                       $3,483        $3,483
                                   =====         =====
Income from discontinued
 operations per common share
   Basic                           $0.06        $0.06
                                    ====         ====
   Diluted                         $0.06        $0.06
                                    ====         ====

4. Investments

The market value and amortized cost of investment securities as of June 30, 2000 are set forth below ($ in thousands):

                                    Market Value   Amortized Cost

Available-for-sale, at market value   $1,765,201    $1,811,863
                                      ==========    ==========

5.    Borrowings

Old National called for redemption its 8% convertible subordinated debentures on May 14, 2000. At June 30, 1999 $21.9 million were outstanding.

Old National has registered Series A Medium Term Notes in the principal amount of $50 million. The series has been fully issued. As of June 30, 2000, a total of $24.5 million of the notes were outstanding, with maturities ranging from one to three years and fixed interest rates of 6.9% to 7.0%. At June 30, 1999, Old National had outstanding $32.0 million of medium term notes.

Old National also has registered Medium Term Notes in the principal amount of $150 million. $85.7 million of notes are available for issuance at June 30, 2000. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of June 30, 2000, a total of $59.3 million of the notes were outstanding, with maturities

                               8
ranging from two to seven years and fixed interest rates from 6.4% to 7.0%. At June 30, 1999, Old National had $64.3 million outstanding.

As of June 30, 2000, Old National has $75 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks, which normally maintain correspondent balances with these unaffiliated banks. As of June 30, 2000 and 1999, no balance was outstanding under these lines.

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

At June 30, 2000, Old National has interest rate swaps with a notional value of $75 million. The contracts are an exchange of interest payments with no affect on the principal amounts of the underlying hedged liability. The fair value of the swaps was $(4.4) million as of June 30, 2000. Old National pays the counterparty a variable rate based on three-month LIBOR and receives fixed rates ranging from 5.375% to 7.0%. The contracts terminate on or prior to May 3, 2009.

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

8.   Comprehensive Income

                                                Three Months Ended Six Months Ended
                                                    June 30,           June 30,
                                                 2000     1999      2000    1999

($ in Thousands)
Net income                                      $23,857  $27,366  $32,850 $50,065
Unrealized gains gains (losses) on securities:
  Unrealized holding losses
     arising during period, net of tax            2,313  (23,462)   1,188 (28,304)
  Less: reclassification adjustment
     for losses (gains) realized in net
      income,net of tax                              73     (587)      15  (1,417)
                                                 ------  -------    -----  ------
  Net unrealized gains (losses)                   2,386  (24,049)   1,203 (29,721)
                                                 ------  -------    -----  ------

Comprehensive income                            $26,243  $ 3,317  $34,053 $20,344
                                                 ======  =======  ======= =======


9.   Segment Data
                               Community
                                Banking     Other     Total
June 30, 2000

Net interest income (loss)      $143,959   $(8,796)  $135,163
Income tax expense (benefit)      17,935    (7,845)    10,090
Segment profit (loss)             36,984    (4,134)    32,850
Total assets                   7,018,802 1,303,757  8,322,559

June 30, 1999

Net interest income (loss)      $118,748   $19,846   $138,594
Income tax expense (benefit)      10,741     7,564     18,305
Segment profit (loss)             32,278    14,304     46,582
Total assets                   5,770,877 2,134,379  7,905,256

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

11.  Merger and Restructuring Charges

During the first quarter of 2000, Old National closed two mergers, finalized the charter consolidation efforts which began in 1999 and recorded related merger and restructuring charges of $22.5 million. Included in these charges were merger related costs, system conversion costs, balance sheet restructuring, elimination of duplicate or unnecessary facilities, centralization of certain support functions and personnel severance costs related to these items. The components of the charges are shown below ($ in thousands).

                        Three months ended  Six months ended
                         June 30, 2000         June 30, 2000
Professional fees                  --           $ 5,744
Severance and related costs         --             4,501
Fixed asset write-downs             --             3,687
Losses on sale of securities        --             3,381
Other                               --             1,338
                                 ------          -------
  Included in noninterest expense   --            18,651
                                 ------          -------
Provision for loan losses           --             3,801
                                 ------          -------
  Total                             --           $22,452
                                 ======          =======


PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of Old National as of June 30, 2000, as compared to June 30, 1999 and December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 and 1999.

Financial Condition
Old National's assets at June 30, 2000 were $8.323 billion, a 5.3% increase since June 1999 and a 5.9% increase since December 1999. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 5.8% over the prior year. During the past year, the mix of earning assets reflected loan growth of 10.2% while money market investments and investment securities decreased a combined 6.8%. Since December 1999, earning assets increased 7.0% with loans growing 11.0% and investment securities and money market investments decreasing 5.2%.

At June 30, 2000, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $38.3 million from $28.6 million as of December 31, 1999. As of these dates, under-performing assets in total were 0.64% and 0.50%, respectively, of total loans and foreclosed properties.

                                 June 30,         December 31,
                                   2000               1999

Nonaccrual loans                  $26,105          $19.286
Restructured loans                    285              450
Foreclosed properties               3,301            3,700
                                   ------           ------
  Total Non-performing Assets      29,691           23,436
                                   ------           ------
Past due 90 days or more            8,640            5,206
                                   ------           ------
  Total Under-performing Assets   $38,331          $28,642
                                   ======           ======

Unper-performing assets as a % of total
 loans and foreclosed properties     0.64%            0.50%
                                     ====             ====

As of June 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $14.6 million with no related allowance and $83.9 million with $24.4 million of related allowance.

Old National's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the six months ended June 30, 2000, the average balance of impaired loans was $85.1 million and $3.3 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.
Total deposits at June 30, 2000, increased $429.9 million or 7.6% compared to June 1999. Brokered certificates of deposit, included in other time, increased $483.8 million since June 1999. Since December 1999, total deposits increased $115.8 million or 3.9% with brokered certificates of deposit increasing $137.5 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $16.9 million since June 1999 and increased $73.8 million since December 1999. Other borrowings, which is primarily debt from Federal Home Loan Banks, declined $12.6 million over June 1999 and increased $39.7 million over December 1999. In addition, $50 million of trust preferred securities were issued by Old National Capital Trust I during March 2000.

Capital
Total shareholders' equity decreased $79.5 million since June 1999 and $46.4 million since December 1999. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, decreased $17.6 million since June 1999 and increased $1.2 million since December 1999.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                   Regulatory Guidelines         June 30,    December 31,
                                   Minimum Well-Capitalized   2000    1999       1999
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)        4.00%       5.00%        7.13%   7.80%      7.46%
Tier 1 capital to risk-adjusted
  total assets                       4.00        6.00        10.08   11.35      10.64
Total capital to risk-adjusted
  total assets                       8.00       10.00        11.31   12.96      12.07
Shareholders' equity to total assets  N/A         N/A         6.47    7.82       7.23



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

Old National also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow Old National to generate strong net interest income while controlling and monitoring interest rate risk. Old National simulates a gradual change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 12 months is 10%. At June 30, 2000 Old National was well within that limit as the model's fluctuation was under 3% for the first 12 months and the total 24 month period.

Using static gap, Old National's rate-sensitive assets at June 30, 2000 were 67% of rate-sensitive liabilities in the 1-180 day maturity category and 72% in the 181-365 day category. These figures compared to 59% and 64% on December 31, 1999 and 58% and 64% on June 30, 1999. Old National's funds management committee meets quarterly to closely monitor and effect changes as needed in the consolidated rate-sensitivity position.


Results of Operations

Net Income

Net income from continuing operations for the quarter ended June 30, 2000 was $23.9 million, identical with the same quarter last year. With the inclusion of significant merger and restructuring costs as discussed below, net income from continuing operations for the year ended June 30, 2000 was $32.9 million compared to $46.6 million in 1999. Diluted earnings per common share were $0.42 and $0.58 for the second quarter and year-to-date of 2000, compared to $0.40 and $0.79 for the same period of the prior year.

Included in the year-to-date 2000 results were $22.5 million of merger and restructuring charges, recorded during the first quarter. Included in this merger and restructuring charge was $3.4 million in securities losses related to the Heritage and ANB balance sheet restructuring, $4.5 million of severance and employee related costs, $5.7 million in professional fees, $3.7 million write-down of fixed assets and $1.3 million of other merger and restructuring costs. Also included in the $22.5 million merger and restructuring expense was a $3.8 million provision for loan losses that was charged to earnings on the merger date to conform ANB with Old National's credit policies.

Excluding the above merger and restructuring charges, net income year-to-date was $23.9 million and $47.3 million which is identical to the same quarter last year and an increase of 1.5% over year-to-date 1999. The corresponding adjusted year-to-date 2000 diluted earnings per common share were $.83 or a 5.1% increase over last year. The corresponding adjusted return on average assets (ROA) was 1.16% quarter and year-to-date while return on equity (ROE) was 16.59% in the second quarter of 2000 and 15.99% year-to-date. These compared to 1999 results of 1.24% quarter-to-date and 1.23% year-to-date ROA and 15.44% for the quarter and 15.35% year-to-date ROE. Growth in other income offset the decline in net interest income to generate the net income improvements.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Quarter-to-date net interest income for 2000 was $72,374, a 2.9% decrease over 1999. Net interest income for the current year-to-date was $144,810 a decline of 1.2% from the prior year. The net interest margin for the second quarter and year-to-date was 3.74% and 3.78% for 2000 compared to 4.11% for both periods in 1999. The net interest margin was compressed by the rising interest rate environment impacting funding costs, maturity extension of borrowings, and the decline in core deposits which required additional wholesale borrowings. Year-to-date earning asset yields increased 26 basis points over 1999 while the cost of interest bearing liabilities increased 56 basis points compared to 1999.

Provision and Allowance for Loan Losses
The provision for loan losses was $4.4 million for the second quarter compared to $3.7 million for the same quarter in 1999. The provision for loan losses was $8.1 million year-to-date 2000 compared to 7.1 million in 1999. Merger-related provision was $3.8 million in the first quarter of 2000. Old National's net charge-offs were 0.25% of average loans for the current quarter, compared to 0.13% in the second quarter of 1999. This ratio year-to-date was 0.20% for 2000 compared to 0.13% for 1999.

The allowance for loan losses is continually monitored and evaluated both within each affiliate bank and at the holding company level to provide adequate coverage for potential losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.19% at June 30, 2000 compares to 1.17% in 1999. The allowance for loan losses covers all under-performing loans by 1.9 times at June 30, 2000 compared to
2.3 times at December 31, 1999.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 29.9% in the three months ended June 30, 2000 as compared to the same period in 1999, 28.6% year-to-date. Trust fees were up 7.4% for the quarter compared to prior year, 6.6% year-to-date. Service charges on deposit accounts were up 26.7% for the six months mainly due to additional overdraft fees generated from a new product, "Worry-free" checking, started March 1999. Quarter-to-date 2000 fees were also up 24.8% over prior year. Insurance premiums and commissions increased 77.6% over 1999 for the quarter, 81.4% year-to-date due to the December 31, 1999, purchase of the Sycamore Agency. Investment product fees rose over 1999 in excess of 11% for the six months. The security gains of $1.0 million for the quarter in 1999 and $2.4 million year-to-date were taken to offset a portion of the charges incurred in connection with the restructuring of Old National's banks into a single charter. Other income includes a gain of $2.5 million from the sale of Old National's credit card business in the second quarter of 2000. Year-to-date this gain was combined with the $2.4 million gain recorded in the first quarter 2000 on the merchant credit card business. This sale also negatively impacted loan fees. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 2.2% in the second quarter of 2000 compared to 1999, 3.4% year-to-date. Salaries and benefits, together the largest individual component of noninterest expense, increased 3.3% in the quarter, 7.1% year-to-date 2000 compared to 1999. Professional fees decreased $1.1 million for the quarter, $2.3 million year-to-date due to additional expenses in prior year related to the charter consolidation. Processing expense decreased 16.6% for the quarter, 13.9% for the six months. The largest decrease for the quarter was related to credit card outsource expense in prior year. Other expense increased 7.0% over the second quarter of 1999, 4.5% year-to-date. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, remained steady in the second quarter at 27.9% compared to 27.8% in 1999. Year-to-date these percentages were 23.5% for 2000 and 28.2% for 1999. Excluding merger and restructuring charges, this year-to-date percentage would have been 27.7% for 2000.


Item 3.
Quantitative and Qualitative disclosures
About Market Risk

Quantitative and qualitative disclosures about market risk were included in the 1999 Form 10-K. There have been no significant changes in the contractual balances and the estimated fair value of Old National's on-balance sheet financial instruments, the notional amount and estimated fair value of the company's off-balance sheet derivative financial instruments, or weighted-average interest rates.


PART II
OTHER INFORMATION



ITEM 1. Legal Proceedings

     NONE


ITEM 2. Changes in Securities

     NONE


ITEM 3. Defaults Upon Senior Securities

     NONE


ITEM 4.  Submission of Matters to a Vote of Security Holders
     NONE

ITEM 5.  Other Information

     NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

    3(i)      Articles of Incorporation, as amended

     27        Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2000.

           Filed  8-K on 4/19/2000, Supplemental Consolidated Financial
            Information.



                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Old National BANCORP
  (Registrant)


By: s/s John S. Poelker
   John S. Poelker
   Executive Vice President
   Chief Financial Officer



Date: August 14, 2000

                            INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)




         3(i)      Articles of Incorporation, as amended

         27        Financial Data Schedule


