Form 10-Q
period 2000-09-30
OLD NATIONAL BANCORP /IN/
filed 2000-11-14
CIK 707179

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 58.2 million shares outstanding at September 30, 2000.

                      OLD NATIONAL BANCORP
                            FORM 10-Q
                              INDEX


PART I.   FINANCIAL INFORMATION

Item 1.Financial Statements                                  Page No.
       Consolidated Balance Sheet
       September 30, 2000 and 1999, and December 31, 1999        3


       Consolidated Statement of Income
       Three and nine months ended September 30, 2000 and 1999   4


       Consolidated Statement of Cash Flows
       Nine months ended September 30, 2000 and 1999             5


       Notes to Consolidated Financial Statements                6



Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations            12


Item 3.Quantitative and Qualitative disclosures about
      Market Risk                                               15

PART II  OTHER INFORMATION                                      16



SIGNATURES                                                      17

INDEX OF EXHIBITS                                               18

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                               September 30,         December 31,
($ in thousands) (Unaudited)                    2000      1999            1999
Assets
Cash and due from banks --------------------  $166,724     $190,513     $210,255
Money market investments--------------------    13,387       16,366       16,686
Investment Securities
 U.S. Treasury -----------------------------     5,238       46,907       39,591
 U.S. Government agencies
   and corporations ------------------------ 1,285,535    1,188,886    1,152,770
 Obligations of states and political
   Subdivisions ----------------------------   552,365      562,362      549,228
 Other -------------------------------------   134,437       71,313       79,849
                                             ---------    ---------    ---------
   Total Investment Securities ------------- 1,977,575    1,869,468    1,821,438
                                             ---------    ---------    ---------
Loans
 Commercial -------------------------------- 1,569,603    1,322,684    1,338,255
 Commercial real estate -------------------- 1,709,901    1,277,215    1,306,312
 Residential real estate ------------------- 1,926,767    2,126,622    2,148,974
 Consumer credit, net of unearned income --- 1,055,959      906,718      921,147
                                             ---------    ---------    ---------
   Total Loans ----------------------------- 6,262,230    5,633,239    5,714,688
   Allowance for loan losses ---------------   (72,201)     (66,299)     (65,685)
                                             ---------    ---------    ---------
   Net Loans ------------------------------- 6,190,029    5,566,940    5,649,003
Other assets -------------------------------   459,129      382,860      388,630
                                             ---------    ---------    ---------
   Total Assets ----------------------------$8,806,844   $8,026,147   $8,086,012
                                             =========    =========    =========

Liabilities
Deposits
 Noninterest bearing demand ----------------- $656,013     $618,056     $643,553
 Interest bearing:
   Savings, NOW and money market accounts -- 2,024,524    1,996,839    2,008,789
   Time deposits --------------------------- 3,729,915    3,285,568    3,309,727
                                             ---------    ---------    ---------
   Total Deposits -------------------------- 6,410,452    5,900,463    5,962,069
                                             ---------    ---------    ---------

Short-term borrowings ----------------------   769,338      576,446      679,459
Guaranteed preferred beneficial interests in
  Company's subordinated debentures---------    50,000           --           --
Other borrowings ---------------------------   865,712      844,678      768,055
Accrued expenses and other liabilities -----    81,749       97,110       91,434
                                             ---------    ---------    ---------
 Total Liabilities ------------------------- 8,177,251    7,418,697    7,501,017
Shareholders' Equity
 Common stock ------------------------------    58,189       54,835       56,518
 Capital surplus ---------------------------   403,075      349,499      395,414
 Retained earnings -------------------------   179,949      221,036      162,384
 Accumulated other comprehensive
    income (loss), net of tax --------------   (11,620)     (17,920)     (29,321)
                                             ---------    ---------    ---------
 Total Shareholders' Equity ----------------   629,593      607,450      584,995
                                             ---------    ---------    ---------
 Total Liabilities and Shareholders'
   Equity ----------------------------------$8,806,844   $8,026,147   $8,086,012
                                             =========    =========    =========

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                            Three Months Ended        Nine Months Ended
 ($ and shares in thousands except                              September 30,           September 30,
   per share data) (Unaudited)                              2000          1999        2000         1999
   Interest Income
   Loans including fees:
     Taxable -----------------------------------         $133,975      $113,737      $375,188    $327,363
     Non-taxable -------------------------------            3,081         2,356         9,015       6,329
   Investment securities:
     Taxable -----------------------------------           22,113        21,593        64,237      62,542
     Non-taxable -------------------------------            6,808         6,951        20,398      20,491
   Money market investments --------------------              430           616         1,218       1,730
                                                          -------       -------       -------     -------
     Total Interest Income ---------------------          166,407       145,253       470,056     418,455
                                                          -------       -------       -------     -------
   Interest Expense
   Savings, NOW and
     money market accounts ---------------------           15,524        12,320        42,914      36,413
   Time deposits -------------------------------           55,138        41,994       149,864     119,299
   Short-term borrowings -----------------------           11,258         7,623        31,627      20,655
   Other borrowings ----------------------------           16,767        11,510        42,764      31,687
                                                          -------       -------       -------     -------
     Total Interest Expense --------------------           98,687        73,447       267,169     208,054
                                                          -------       -------       -------     -------
     Net Interest Income -----------------------           67,720        71,806       202,887     210,401
   Provision for loan losses -------------------            4,968         3,515        16,838      10,606
                                                          -------       -------       -------     -------
     Net Interest Income After Provision
       For Loan Losses -------------------------           62,752        68,291       186,049     199,795
                                                          -------       -------       -------     -------
   Noninterest Income
   Trust fees ----------------------------------            5,537         5,506        16,820      16,091
   Service charges on deposit accounts----------            9,649         6,696        23,924      17,960
   Loan fees -----------------------------------            1,695         2,024         4,134       5,103
   Insurance premiums and commissions ----------            2,669         1,664         8,449       4,850
   Investment product fees ---------------------            1,719         1,520         5,219       4,668
   Bank-owned life insurance -------------------            1,257         1,155         3,171       3,407
   Securities gains (losses), net --------------             (121)          180          (146)      2,543
   Other income --------------------------------            3,184         2,503        13,593       7,572
                                                          -------       -------       -------     -------
     Total Noninterest Income ------------------           25,589        21,248        75,164      62,194
                                                          -------       -------       -------     -------
   Noninterest Expense
   Salaries and employee benefits --------------           29,425        32,024        95,339      93,591
   Occupancy expense ---------------------------            3,708         3,275        10,663       9,741
   Equipment expense ---------------------------            4,111         4,225        13,242      12,701
   Marketing expense ---------------------------            1,857         1,894         5,394       5,412
   FDIC insurance expense ----------------------              317           245           938         694
   Processing expense --------------------------            2,574         3,079         7,635       8,959
   Communication and transportation expense-----            2,531         2,364         7,532       6,823
   Professional fees ---------------------------            1,386         2,001         3,423       6,287
   Other expenses ------------------------------            8,399         6,107        21,424      18,567
                                                          -------       -------       -------     -------
                                                           54,308        55,214       165,590     162,775
   Merger and restructuring costs---------------           18,852            --        37,503          --
                                                          -------       -------       -------     -------
     Total Noninterest Expense -----------------           73,160        55,214       203,093     162,775
                                                          -------       -------       -------     -------

   Net Income Before Income Taxes --------------           15,181        34,325        58,120      99,214
   Provision for income taxes ------------------            1,958         9,528        12,047      27,835
                                                          -------       -------       -------     -------
   Net Income from Continuing Operations -------           13,223        24,797        46,073      71,379
   Discontinued operations----------------------               --            --            --       3,483
                                                          -------       -------       -------     -------
   Net Income-----------------------------------          $13,223       $24,797       $46,073     $74,862
                                                          =======       =======       =======     =======
   Net Income from Continuing Operations per common share:
      Basic ------------------------------------            $0.23         $0.43         $0.82       $1.24
                                                          =======       =======       =======     =======
      Diluted ----------------------------------            $0.23         $0.42         $0.81       $1.21
                                                          =======       =======       =======     =======
   Net Income per common share:
      Basic ------------------------------------            $0.23         $0.43         $0.82       $1.30
                                                          =======       =======       =======     =======
      Diluted ----------------------------------            $0.23         $0.42         $0.81       $1.27
                                                          =======       =======       =======     =======
   Weighted average common shares outstanding:
      Basic ------------------------------------           57,527        57,415        56,477      57,448
                                                          =======       =======       =======     =======
      Diluted ----------------------------------           57,684        59,443        57,175      59,544
                                                          =======       =======       =======     =======

The accompanying notes are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             Nine Months Ended
                                                                September 30,
($ in thousands) (Unaudited)                                   2000       1999
Cash flows from operating activities:
Net income ------------------------------------------------ $46,073     $ 74,862
                                                            -------      -------
Adjustments to reconcile net income to cash provided by
 (used in) operating activities:
 Depreciation ---------------------------------------------   9,815        9,744
 Amortization of intangible assets ------------------------   2,914        1,931
 Net premium amortization (discount accretion)
     on investment securities -----------------------------  (2,102)       1,125
 Provision for loan losses --------------------------------  16,838       10,606
 Loss (gain) on sale of investment securities -------------  15,423       (2,543)
 Loss (gain) on sale of assets ----------------------------  10,930         (718)
 (Increase) decrease in other assets ----------------------   5,343       (7,379)
 Increase in accrued expenses and
    other liabilities ------------------------------------- (17,117)      (3,690)
                                                            -------      -------
   Total adjustments --------------------------------------  42,044        9,076
                                                            -------      -------
 Net cash flows provided by operating activities             88,117       83,938
                                                            -------      -------

Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired ----------  13,243        5,914
Purchase of investment securities available-for-sale ------(732,865)    (916,394)
Proceeds from maturities and paydowns of investment
 securities available-for-sale ---------------------------- 177,024      523,249
Proceeds from sales of investment securities available-
 for-sale ------------------------------------------------- 529,789      242,223
Net principal collected from (loans made to) customers:
  Commercial and financial --------------------------------(169,282)    (131,242)
  Mortgage ------------------------------------------------(309,474)    (320,673)
  Consumer ------------------------------------------------ (58,340)    (137,692)
Proceeds from sale of mortgage loans ---------------------- 283,842       29,134
Proceeds from sale of premises and equipment --------------   2,098        1,755
Purchase of premises and equipment ------------------------ (15,544)     (17,721)
                                                            -------      -------
 Net cash flows used in investing activities --------------(279,509)    (721,447)
                                                            -------      -------

Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest bearing demand -------------------------------   7,681      (45,341)
 Savings,NOW and Money Market Accounts -------------------- (87,920)       6,313
 Time deposits -------------------------------------------- 208,941      467,328
 Short-term borrowings ------------------------------------  89,879       60,610
 Other borrowings -----------------------------------------  (4,655)     172,961
Proceeds from Guaranteed preferred beneficial interests in
  Company's subordinated debentures------------------------  50,000           --
Cash dividends paid --------------------------------------- (28,947)     (25,831)
Common stock repurchased ----------------------------------(105,280)     (35,580)
Common stock reissued, net of shares used to convert
  subordinated debentures ---------------------------------  14,863       14,901
                                                            -------      -------
 Net cash flows provided by financing activities ---------- 144,562      615,361
                                                            -------      -------
Net increase (decrease) in cash and cash equivalents ------ (46,830)     (22,148)
Cash and cash equivalents at beginning of period ---------- 226,941      229,027
                                                            -------      -------
Cash and cash equivalents at end of period ----------------$180,111     $206,879
                                                            =======      =======


 Total interest paid --------------------------------------$265,652     $204,086
                                                            =======      =======
 Total taxes paid -----------------------------------------$ 18,033      $24,045
                                                            =======      =======

The accompanying notes are an integral part of this statement.


Old National Bancorp
Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of September 30, 2000 and 1999 and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

2.   Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 28, 2000 to shareholders of record on January 7, 2000. All share and per share data presented herein have been restated for the effects of the stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of Old National's 8% convertible subordinated debentures (Note 5) for the periods they were outstanding. For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and additional common shares of 0.5 million year-to-date, are assumed to be issued in connection with the conversion of the remaining outstanding debentures.


Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                              Three                                Three
                           Months Ended                         Months Ended
                         September 30, 2000                  September 30, 1999
                                      Per Share                            Per Share
                         Income  Shares Amount              Income   Shares Amount
Basic EPS
Net income from continuing
 operations available to
  common stockholders $  13,223  57,527  $0.23             $24,797    57,415  $0.43
                                         =====                                =====

Effect of Dilutive
 Securities:
Stock options                --     157                         --       358
8% convertible debentures    --      --                        159     1,670

                         ------  ------                     ------    ------
Diluted EPS
Net income from continuing
 operations available to
  common stockholders
  + assumed conversions $13,223  57,684  $0.23             $24,956    59,443  $0.42
                         ======  ======  =====              ======    ======  =====

                               Nine                                 Nine
                           Months Ended                        Months Ended
                         September 30, 2000                   September 30, 1999
                                        Per Share                            Per Share
                          Income Shares   Amount            Income   Shares    Amount
Basic EPS
Net income from continuing
 operations available to
  common stockholders  $  46,073 56,477     $0.82          $71,379   57,448  $1.24
                                            =====                            =====

Effect of Dilutive
 Securities:
Stock options                 --    219                         --      348
8% convertible debentures    130    479                        690    1,748
                         ------- ------                     ------   ------

Diluted EPS
Net income from continuing
 operations available to
  common stockholders
  + assumed conversions  $46,203 57,175     $0.81         $72,069    59,544  $1.21
                         ======= ======     =====          ======    ======  =====



3. Merger and Divestiture Activity

Completed Mergers

On March 1, 2000, Old National and Heritage Financial Services, Inc. ("Heritage") of Clarksville, Tennessee, consummated a merger in which Old National issued 2,191,322 common shares in exchange for all of the outstanding common shares of Heritage. The transaction was accounted for as a pooling-of-interests. Net income for Heritage prior to merger included in the 2000 financial statements for the period ended March 1, 2000 was $509 thousand.

On March 10, 2000, Old National and ANB Corporation ("ANB") of Muncie, Indiana, consummated a merger in which Old National issued 7,316,153 common shares in exchange for all of the outstanding common shares of ANB. The transaction was accounted for as a pooling-of-interests. Net income for ANB prior to merger included in the 2000 financial statements for the period ended March 10, 2000 was $1.3 million.

On July 27, 2000, Old National and Permanent Bancorp ("Permanent") of Evansville, Indiana, consummated a merger in which Old National issued 3,301,047 common shares in exchange for all of the outstanding common shares of Permanent. The transaction was accounted for as a purchase. Intangible assets of $60.5 million were recorded from this purchase and are being amortized over 20 years. As part of the regulatory approval process for the transaction, the Department of Justice required two Permanent branches in Evansville to be sold to another banking company. These two branches have total deposits of approximately $41 million, and an agreement has been reached with First Federal Savings Bank of Evansville. The divestiture is expected to be completed on November 17, 2000.


Discontinued Operations

During June 1998, ONB finalized the sale of Consumer Acceptance Corporations's sub-prime auto loans, which closed in July 1998. ONB has accounted for this entity as discontinued operations in the consolidated financial statements. Loss from discontinued operations for the three and nine months ended September 30, 1999 was as follows ($ in thousands):

                            Three Months Ended Nine Months Ended
                               September 30,     September 30,
                                    1999             1999
Income (loss) before taxes
 from operations of discontinued
 operations                           $0              $0
Income tax expense (benefit)           0               0
                                      --          ------
Income (loss) from operations of
 discontinued operations              $0              $0
Income before taxes from disposal
 of discontinued operations            0           5,805
Income tax expense                    (0)         (2,322)
                                      --          ------
Income from disposal of discontinued
 operations                            0           3,483
                                      --          ------

Income from discontinued
 operations                         $  0          $3,483
                                      ==          ======

Income from discontinued
 operations per common share
   Basic                            $0.00          $0.06
                                    =====          =====
   Diluted                          $0.00          $0.06
                                    =====          =====


4. Investments Securities

The market value and amortized cost of investment securities as of September 30, 2000 are set forth below ($ in thousands):

                                 Market Value   Amortized Cost

Available-for-sale              $1,977,575       $1,997,235
                                ==========       ==========

5.    Borrowings

Old National called for redemption its 8% convertible subordinated debentures on May 14, 2000. At September 30, 1999,
$17.9 million was outstanding.

Old National has registered Series A Medium-Term Notes in the principal amount of $50 million. The series has been fully issued. As of September 30, 2000, a total of $24.5 million of the notes were outstanding, with maturities ranging from one to three years and fixed interest rates of 6.9% to 7.0%. At September 30, 1999, Old National had outstanding $32.0 million of medium term notes.

Old National also has registered Medium-Term Notes in the principal amount of $150 million. $85.7 million of notes are available for issuance at September 30, 2000. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of September 30, 2000, a total of $59.3 million of the notes were outstanding, with maturities ranging from two to seven years and fixed interest rates from

6.4% to 7.0%. At September 30, 1999, Old National had $64.3 million outstanding.

As of September 30, 2000, Old National has $25 million in unsecured lines of credit with unaffiliated banks. These lines of credit include various informal arrangements to maintain compensating balances. The compensating balances are maintained for the benefit of the parent company by affiliate banks, which normally maintain correspondent balances with these unaffiliated banks. As of September 30, 2000 and 1999, there were no borrowings under these lines.

6. Guaranteed Preferred Beneficial Interests in Company's
Subordinated Debentures

During March 2000, Old National issued $50 million of trust preferred securities through a subsidiary, Old National Capital Trust I. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 9.5%, or $2.375 per share, payable quarterly, and maturing on March 15, 2030.

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

At September 30, 2000, Old National has interest rate swaps with a notional value of $175 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $(2.4) million as of September 30, 2000. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 5.50% to 7.23%. The contracts terminate on or prior to May 3, 2009.

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



8.   Comprehensive Income

                                     Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                        2000     1999      2000    1999

($ in Thousands)
Net income                            $13,223  $24,797  $46,073 $74,862
Unrealized gains (losses)
  on securities:
  Unrealized holding gains (losses)
     arising during period, net of tax  9,288   (7,306)   8,359 (36,525)
  Less: reclassification adjustment
     for securities losses (gains)
     realized in net income,net of tax  7,210     (108)   9,254  (1,526)
                                       ------   ------   ------  ------
  Net unrealized gains (losses)        16,498   (7,414)  17,701 (38,051)
                                       ------   ------   ------  ------

Comprehensive income                  $29,721  $17,383  $63,774 $36,811
                                       ======   ======   ======  ======

9.   Segment Data
                                 Community
                                  Banking       Other     Total
September 30, 2000

Net interest income (loss)       $220,200    $(17,313)  $202,887
Income tax expense (benefit)       27,353     (15,306)    12,047
Segment profit (loss)              55,926      (9,853)    46,073
Total assets                    6,641,829   2,165,015  8,806,844

September 30, 1999

Net interest income (loss)       $185,131     $25,270   $210,401
Income tax expense (benefit)       17,152      10,683     27,835
Segment profit (loss)              51,009      20,370     71,379
Total assets                    6,029,380   1,996,767  8,026,147

The charter consolidation during 1999 impacted the internal reporting and makes prior year's financial data not comparable to the new format.

10.  Impact of Accounting Changes

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As issued, the Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, " Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The statement was effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for Old National). On June 15, 2000, The FASB issued SFAS No. 138, " Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The Statement addresses a limited number of issued causing implementation difficulties for numerous entities that are required to implement SFAS No. 133. SFAS No. 133, as amended by


SFAS No. 137 and SFAS No. 138, continues to be effective for all fiscal quarter of all fiscal years beginning after June 15, 2000.
SFAS No. 133 expanded the derivative definition. Due to its current limited use of traditional derivative instruments, and minimal additional derivatives as defined by SFAS No. 133, it is the opinion of Old National's management that the impact of adoption of SFAS No. 133, including current interpretations, would not have a material impact to the results of operations or its financial position at the adoption date.




11.  Merger and Restructuring Charges

During the third quarter of 2000, Old National completed an asset sale and reinvestment program designed to shorten the duration of its investment and fixed-rate mortgage loan portfolios. Approximately $600 million of mortgage- backed securities and residential mortgage loans were sold during the quarter with $500 million of the proceeds reinvested in shorter duration investments and the remainder used to reduce borrowings and fund commercial loan growth. During the first quarter of 2000, Old National closed two mergers, finalized the charter consolidation efforts which began in 1999 and recorded related merger and restructuring charges of $22.5 million. Included in these charges were merger-related costs, system conversion costs, balance sheet restructuring, elimination of duplicate or unnecessary facilities, centralization of certain support functions and personnel severance costs related to these items. The components of the charges are shown below ($ in thousands).

                             Three months ended Nine months ended
                             September 30, 2000    September 30, 2000
Professional fees                      $--           $ 5,744
Severance and related costs             --             4,501
Fixed asset write-downs                 --             3,687
Losses on sale of securities        11,896            15,277
Losses on sale of loans              6,407             6,407
Other                                  549             1,887
                                    ------            ------
  Included in noninterest expense   18,852            37,503
Provision for loan losses               --             3,801
                                    ------            ------
  Total                            $18,852           $41,304
                                    ======            ======


PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of Old National as of September 30, 2000, as compared to September 30, 1999 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 and 1999.

Financial Condition
Old National's assets at September 30, 2000 were $8.807 billion, a 9.7% increase since September 1999 and an 11.9% increase since December 1999. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 9.8% over the prior year. During the past year, the mix of earning assets reflected loan growth of 11.2% while money market investments and investment securities increased a combined 5.6%. Since December 1999, earning assets increased 12.4% with loans growing 12.8% and investment securities and money market investments increasing 11.1%. Commercial real estate loans have increased 33.9% over prior year and 41.2% over December 1999. Commercial loans have increased 18.7% over prior year and 23.0% since December 1999.

At September 30, 2000, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $30.6 million from $28.6 million as of December 31, 1999. As of these dates, under-performing assets in total were 0.49% and 0.50%, respectively, of total loans and foreclosed properties.

                                 September 30,       December 31,
                                     2000               1999
Nonaccrual loans                    $18,551            $19,286
Restructured loans                      283                450
Foreclosed properties                 4,569              3,700
                                     ------             ------
  Total Non-performing Assets        23,403             23,436
Past due 90 days or more              7,189              5,206
                                     ------             ------
  Total Under-performing Assets     $30,592            $28,642
                                     ======             ======

Unper-performing assets as a % of total
 loans and foreclosed properties       0.49%              0.50%
                                       ====               ====

As of September 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and 118 was $7.6 million with no related allowance and $104.5 million with $20.9 million of related allowance.

Old National's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the nine months ended September 30, 2000, the average balance of impaired loans was $91.9 million and $6.5 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 2000, increased $510.0 million or 8.6% compared to September 1999. Brokered certificates of deposit, included in time deposits, increased $158.5 million since September 1999. Since December 1999, total deposits increased $448.4 million or 10.0% with brokered certificates of deposit increasing $115.6 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $192.9 million since September 1999 and increased $89.9 million since December 1999. Other borrowings, which is primarily advances from Federal Home Loan Banks, increased $21.0 million over September 1999 and increased $97.7 million over December 1999. In addition, $50 million of trust preferred securities were issued by Old National Capital Trust I in March 2000.

Capital
Total shareholders' equity increased $22.1 million since September 1999 and $44.6 million since December 1999. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, increased $6.3 million since September 1999 and increased $17.7 million since December 1999.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:



                                 Regulatory Guidelines     September 30,   December 31,
                                  Minimum  Well-Capitalized  2000   1999       1999
Risk-based capital:
Tier 1 capital to total
  avg assets (leverage ratio)        4.00%       5.00%      6.95%   7.60%    7.46%
Tier 1 capital to risk-adjusted
  total assets                       4.00        6.00       9.57   11.44    10.64
Total capital to risk-adjusted
  total assets                       8.00       10.00      10.74   12.99    12.07
Shareholders' equity to total assets  N/A         N/A       7.15    7.57     7.23

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

Old National also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow Old National to generate strong net interest income while controlling and monitoring interest rate risk. Old National simulates an instantaneous (shock) change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 24 months is 5%. At September 30, 2000 Old National was within that limit as the model's fluctuation was under 3% for the first 12 months and the total 24 month period.

Using static gap, Old National's rate-sensitive assets at September 30, 2000 were 73% of rate-sensitive liabilities in the 1-180 day maturity category and 77% in the 181-365 day category. These figures compared to 59% and 64% on December 31, 1999 and 62% and 67% on September 30, 1999. Old National's funds management committee meets quarterly to monitor the asset/liability position and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

With the inclusion of significant merger and restructuring costs as discussed below, net income from continuing operations for the quarter ended September 30, 2000 was $13.2 million, compared to $24.8 million for the same quarter last year. Net income from continuing operations for the year ended September 30, 2000 was $46.1 million compared to $71.4 million in 1999. Diluted earnings per common share were $0.23 and $0.81 for the third quarter and year-to-date of 2000, compared to $0.42 and $1.21 for the same period of the prior year.

Included in the quarter-to-date results were $18.3 million in restructuring charges from an asset sale and reinvestment program designed to shorten the duration of the investment and fixed-rate mortgage loan portfolios. Losses on sales of securites were $11.9 million for the quarter and losses on sales of loans were $6.4 million. The year-to-date 2000 results also include $22.5 million of merger and restructuring charges recorded during the first quarter. Included in the first quarter merger and restructuring charge was $3.4 million in securities losses related to the Heritage and ANB balance sheet restructuring, $4.5 million of severance and employee-related costs, $5.7 million in professional fees, $3.7 million in write-downs of fixed assets and $1.3 million of other merger and restructuring costs. Also included in the $22.5 million merger and restructuring expense was a $3.8 million provision for loan losses that was charged to earnings on the merger date to conform ANB with Old National's credit policies.

Excluding the above merger and restructuring charges, net income for the quarter and year-to-date was $24.5 million and $71.8. The corresponding adjusted year-to-date 2000 diluted earnings per common share were $1.25 or a 3.3% increase over last year. The corresponding adjusted return on average assets (ROA) was 1.13% for the quarter and 1.15% year-to-date while return on equity (ROE) was 15.75% in the third quarter of 2000 and 15.91% year-to-date. These compared to 1999 results of 1.25% quarter-to-date and 1.24% year-to-date ROA and 15.72% for the quarter and 15.48% year-to-date ROE. Growth in other income offset the decline in net interest income to generate similar net income.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Quarter-to-date net interest income for 2000 was $72,604, a 4.8% decrease over 1999. Net interest income for the current year-to-date was $217,414 a decline of 2.4% from the prior year. The net interest margin for the third quarter and year-to-date was 3.56% and 3.70% for 2000 compared to 4.09% and 4.10% for both periods in 1999. The net interest margin was compressed by the rising interest rate environment impacting funding costs, maturity extension of borrowings, and the decline in core deposits which required additional wholesale borrowings. The third quarter 2000 net interest margin was also reduced from the Permanent acquisition which had a lower margin. Year-to-date earning asset yields increased 30 basis points over 1999 while the cost of interest bearing liabilities increased 69 basis points compared to 1999.

Provision and Allowance for Loan Losses
The provision for loan losses was $5.0 million for the third quarter compared to $3.5 million for the same quarter in 1999. The provision for loan losses was $13.0 million for the year-to-date 2000 compared to $10.6 million in 1999. Merger-related provision was $3.8 million in the first quarter of 2000. Old National's net charge-offs were 0.42% of average loans for the current quarter, compared to 0.10% in the third quarter of 1999. This ratio year-to-date was 0.28% for 2000 compared to 0.12% for 1999.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for potential losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.15% at September 30, 2000 compares to 1.18% in 1999. The allowance for loan losses covers all under-performing loans by 2.4 times at September 30, 2000 compared to 2.3 times at December 31, 1999.

Noninterest Income

Excluding securities gains (losses), noninterest income increased
22.0% in the three months ended September 30, 2000 as compared to the same period in 1999, 26.3% year-to-date. Trust fees were up 4.5% year-to-date. Service charges on deposit accounts were up 44.1% for the quarter and 33.2% for the nine months mainly due to additional overdraft fees generated. Insurance premiums and commissions increased 60.4% over 1999 for the quarter and 74.2% year-to-date due to the December 31, 1999 purchase of the Sycamore Agency. Investment product fees rose over 1999 in excess of 11% for the nine months. The security gains of $2.5 million year-to-date in the prior year were taken to offset a portion of the charges incurred in connection with the restructuring of Old National's banks into a single charter. Other income includes gains of $2.4 million recorded in the first quarter 2000 on the sale of the merchant credit card business and $2.5 million in the second quarter from the sale of Old National's credit card business. These sales also negatively impacted loan fees. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense decreased 1.6% in the third quarter of 2000 compared to 1999, and increased 1.7% year-to-date. Salaries and benefits, together the largest individual component of noninterest expense, decreased 8.1% in the quarter, and increased 1.9% year-to-date 2000 compared to 1999. Professional fees decreased $0.6 million for the quarter, $2.9 million year-to-date due to additional expenses in prior year related to the charter consolidation. Processing expense decreased 16.4% for the quarter, 14.8% for the nine months. The largest decrease for the quarter was related to credit card outsource expense in prior year. Other expense increased 37.5% over the third quarter of 1999, 15.4% year-to-date. The current year other expense includes an increase of amortization of intangible assets of $0.6 million quarter-to-date and $1.0 million year-to-date and checking and saving losses over 1999 of $0.4 million for the quarter and $0.6 million for the year. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, was 12.9% compared to 27.8% in 1999. Year-to-date these percentages were 20.7% for 2000 and 28.1% for 1999. Excluding merger and restructuring charges, these percentages would have been 28.0% for the quarter and 27.8% year-to-date.


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

ITEM 5.  Other Information

     NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

    27        Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended September 30, 2000.

     NONE


                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Old National BANCORP
  (Registrant)


By: s/s John S. Poelker
   John S. Poelker
   Executive Vice President
   Chief Financial Officer



Date: November 14, 2000

                            INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)




                   27        Financial Data Schedule


                               32