Form 10-K
period 2000-12-31
OLD NATIONAL BANCORP /IN/
filed 2001-03-08
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                 9.500% Trust Preferred Securities, Series I
                                ----------------

       Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, No Par Value              Preferred Stock Purchase Rights
    --------------------------              ---------------------

The Registrant has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)and has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (average bid price) of the Registrant's voting common stock held by non-affiliates of the Registrant as of January 31, 2001, was approximately $1,561 million. The total number of shares of Registrant's common stock outstanding as of that date was 59,897,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31,2000 is incorporated by reference into Part II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual
Meeting of Shareholders to be held April 19, 2001, is incorporated by reference into Part III of this Form 10-K.

                              OLD NATIONAL BANCORP
                        2000 ANNUAL REPORT ON FORM 10-K
                        -------------------------------

                               Table of Contents

PART I                                                              PAGE

Item 1.  Business                                                     3

Item 2.  Properties                                                   6

Item 3.  Legal Proceedings                                            7

Item 4.  Submission of Matters to a Vote of Security Holders          7

PART II

Item 5.  Market for The Registrant's Common Stock and Related
         Stockholder Matters                                          8

Item 6.  Selected Financial Data                                      8

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk   8

Item 8.  Financial Statements and Supplementary Data                  8

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                          9

PART III

Item 10. Directors and Executive Officers of the Registrant          10

Item 11. Executive Compensation                                      10

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  10

Item 13. Certain Relationships and Related Transactions              10

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                    11

SIGNATURES                                                           13

INDEX OF EXHIBITS                                                    15


                              OLD NATIONAL BANCORP
                        2000 ANNUAL REPORT ON FORM 10-K
                        -------------------------------

                                     PART I

Item 1.  BUSINESS

     Old National Bancorp (the "Registrant") is a bank holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Through its nonbank affiliates, the Registrant provides services incidental to the business of banking. Since its formation in 1982, the Registrant has acquired seventeen banks and two thrifts located in Indiana; six banks and one thrift located in Kentucky; and eleven banks and one thrift located in Illinois. In 1999 Old National implemented its charter consolidation project named One Bank and by December 31, 1999 consolidated its banking charters down to three banks. After completing the three major bank mergers in 2000, banking charters were down to two with the completion of the project scheduled for early 2001. The goals of One Bank included a single brand image, common products offered throughout the banking locations, and improved back-office efficiency. As of December 31, 2000, the registrant employed 2,873 full-time equivalent employees. For further discussion of the business of the registrant see management's discussion and analysis in Part II, Item 7.

Banking Affiliates

     As of December 31, 2000, the Registrant's affiliate banks operated 148 banking offices throughout Indiana, Illinois, Kentucky, Tennessee and Ohio.

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

Nonbank Affiliates

     Indiana Old National Insurance Company ("IONIC") and Central Life Insurance Company reinsures credit life, accident, and health insurance. In addition, IONIC provides captive property and casualty insurance for the Registrant and reinsures most of the coverage to non-affiliated carriers. Fiduciary and trust services are offered through two trust companies. Old National Realty owns certain properties in Evansville, Indiana, leased by affiliates. Various subsidiaries of an affiliate bank sell insurance products including property and casualty, life, and disability.

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

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. All of the Registrant's affiliate banks exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2000. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 2000, see the information under the caption of Capital Resources in the Management Discussion and Analysis of Financial Condition section of the Annual Report to Shareholders for the year ended December 31, 2000.

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

     Branching by the Registrant's affiliate banks is subject to the jurisdiction and requires notice to or the prior approval of the bank's primary federal regulatory authority and, if the branching bank is a state bank, the respective state's banking agency.

     The Registrant and its affiliate banks are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

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

     The deposits of the Registrant's affiliate banks are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund ("SAIF"). Accordingly, the Registrant's affiliated banks pay deposit insurance premiums to both BIF and SAIF.

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

     On November 12, 1999, the President signed into law comprehensive legislation that modernizes the financial services industry for the first time in decades. The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies to conduct essentially unlimited securities and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. As a result of the GLBA, the Registrant may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. The Registrant does not anticipate significant changes in its products or services as a result of the GLBA.

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

Risk Factors

     A cautionary note about forward-looking statements. In its oral and written communication, the Registrant from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." The Registrant may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Registrant undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 7 of this Form 10-K, lists some of the factors which could cause the Registrant's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-K. Other uncertainties which could affect the Registrant's future performance include the effects of competition, technological changes and regulatory developments (see the discussion under the heading "Supervision and Regulation" above); changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Registrant's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Registrant in its other filings from time to time when considering any forward-looking statement.


Item 2.  PROPERTIES

     The principal office of the Registrant is located in leased space in the multi-story Old National Bank Building located at 420 Main Street, Evansville, Indiana. The building is owned by a non-affiliated third party.

     The Registrant's affiliate banks conduct business primarily from facilities owned by the respective affiliate banks. Of the 148 banking offices operated by the Registrant's affiliate banks, 114 are owned by the respective banks and 34 are leased from non-affiliated third parties.

     Old National Realty Company, Inc., a wholly-owned non-banking subsidiary of the Registrant, owns certain real properties in downtown Evansville, Indiana, which generally are incidental to the Registrant's banking operations. It does not engage in real estate brokerage services.


Item 3.  LEGAL PROCEEDINGS

     No material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 2000.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     Page 45 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is expressly incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Page 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is expressly incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Pages 15 through 27 of the Registrant's Annual Report to
Shareholders for the year ended December 31, 2000 is expressly incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     Page 19 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is expressly incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 28 through 43 of the Registrant's Annual Report to
Shareholders for the year ended December 31, 2000 is expressly incorporated herein by reference.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
ANB Corporation
Muncie, Indiana

We have audited the accompanying consolidated balance sheet of ANB Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of ANB Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of ANB Corporation for any period subsequent to December 31, 1999.

/s/ Olive LLP

Olive LLP
Indianapolis, Indiana
January 28, 2000




            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Board of Directors
Heritage Financial Services, Inc.


We have audited the consolidated balance sheets of Heritage Financial Services, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Services, Inc. and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December
31, 1999, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Heritage Financial Services, Inc. and Subsidiary for any period subsequent to December 31, 1999.


/s/ Heathcott & Mullaly, P.C.

Heathcott & Mullaly, P.C.
Brentwood, Tennessee
January 18, 2000

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

                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant has filed with the Commission its definitive Proxy Statement pursuant to Regulation 14-A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) 1. Financial Statements:

       Report of Independent Accountants
       Consolidated Balance Sheet--December 31, 2000 and 1999 Consolidated Statement of Income--Years Ended December 31, 2000, 1999, and 1998
       Consolidated Statement of Changes in Shareholders' Equity- -Years Ended December 31, 2000, 1999, and 1998 Consolidated Statement of Cash Flows--Years Ended December 31, 2000, 1999, and 1998
       Notes to Consolidated Financial Statements

       Incorporated by reference to pages 28 through 42 of the Registrant's Annual Report for the year ended December 31, 2000 attached hereto as Exhibit 13.

    2. Financial Statement Schedules

     The schedules for Registrant and its subsidiaries are omitted because absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

    3. Exhibits - The following is a listing of the exhibits required by Item 601 of Regulation S-K.

     Exhibit 3(i) - Articles of Incorporation of the Registrant
     Exhibit 3(ii) - By-Laws of the Registrant
     Exhibit 4(a) - Description of Registrant's common stock
     Exhibit 4(b) - Description of Registrants Preferred Stock Purchase
                    Rights
     Exhibit 4(c) - Description of the Trust Preferred Securities, Series I
     Exhibit 10(a) - Distribution Agreement
     Exhibit 10(b) - Old National Bancorp Employees' Retirement Plan*
     Exhibit 10(c) - Employees' Savings and Profit Sharing Plan of Old
                     National Bancorp*
     Exhibit 10(d) - Severance Agreement for James A. Risinger,Thomas F.
                     Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker*
     Exhibit 10(e) - The Old National Bancorp 1999 Equity
                     Incentive Plan*
     Exhibit 13 - Portions of the Annual Report to Shareholders
                  for the year ended December 31, 2000
     Exhibit 21 - Subsidiaries of the Registrant
     Exhibit 23(a) - Consent of PricewaterhouseCoopers
     Exhibit 23(b) - Consent of Arthur Andersen LLP
     Exhibit 23(c) - Consent of Olive LLP
     Exhibit 23(d) - Consent of Heathcott & Mullaly, P.C.

     * - Management contract or compensatory plan

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2000.

     None

(c)  Exhibits--The following exhibits are filed herewith:

     Exhibit 13- Portions of the Annual Report to Shareholders for the year ended December 31, 2000.

     Exhibit 21- Subsidiaries of the Registrant
     Exhibit 23(a)- Consent of PricewaterhouseCoopers
     Exhibit 23(b)- Consent of Arthur Andersen LLP
     Exhibit 23(c)- Consent of Olive LLP
     Exhibit 23(d) - Consent of Heathcott & Mullaly, P.C.

(d)  Financial Statement Schedules.

     The schedules for Registrant and its subsidiaries are omitted because absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.


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

By: /s/ David L. Barning                     3/8/2001
   ----------------------------------        ---------
David L. Barning, Director                   Date

By:
   ----------------------------------        ---------
Richard J. Bond, Director                    Date

By: /s/ Alan W. Braun                        3/8/2001
   ----------------------------------        ---------
Alan W. Braun, Director                      Date

By:
   ----------------------------------        ---------
Wayne A. Davidson, Director                  Date

By: /s/ Larry E. Dunigan                     3/8/2001
   ----------------------------------        ---------
Larry E. Dunigan, Director                   Date

By: /s/ David E. Eckerle                     3/8/2001
   ----------------------------------        ---------
David E. Eckerle, Director                   Date

By: /s/ Andrew E. Goebel                     3/8/2001
   ----------------------------------        ---------
Andrew E. Goebel, Director                   Date

By: /s/ Phelps L. Lambert                    3/8/2001
   ----------------------------------        ---------
Phelps L. Lambert, Director                  Date

By: /s/ Ronald B. Lankford                   3/8/2001
   ----------------------------------        ---------
Ronald B. Lankford, Director                 Date

By: /s/ Lucien H. Meis                       3/8/2001
   ----------------------------------        ---------
Lucien H. Meis, Director                     Date

By:
   ----------------------------------        ---------
Louis L. Mervis, Director                    Date

By: /s/ James A. Risinger                    3/8/2001
   ----------------------------------        ---------
James A. Risinger,                           Date
Chairman of the Board of Directors,
President and CEO (Principal
Executive Officer)

By: /s/ John N. Royse                        3/8/2001
   ----------------------------------        ---------
John N. Royse, Director                      Date

By: /s/ Marjorie Soyugenc                    3/8/2001
   ----------------------------------        ---------
Marjorie Soyugenc, Director                  Date

By:
   ----------------------------------        ---------
Kelly N. Stanley, Director                  Date

By: /s/ Charles D. Storms                    3/8/2001
   ----------------------------------        ---------
Charles D. Storms, Director                  Date

By: /s/ John S. Poelker                      3/8/2001
   ----------------------------------        ---------
John S. Poelker,                             Date
Executive Vice President and Chief
Financial Officer (Principal
Financial Officer)

By: /s/ Ronald W. Seib                       3/8/2001
   ----------------------------------        ---------
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

          (b) The description of Registrant's Preferred Stock Purchase Rights contained in Registrant's Form 8-A, dated March 1, 1990, as amended by the Registrant's Form 8-A, dated March 1, 2000 (incorporated by reference thereto), including the Rights Agreement, dated March 1, 1990, between the Registrant and Old National Bank in Evansville, as Trustee, as amended on March 1, 2000 (incorporated by reference thereto).

          (c) The description of The Trust Preferred Securities, Series I contained in Registrant's Form 8-A, dated April 11, 2000 (incorporated by reference thereto).

10        Material contracts

          (a) Distribution Agreement is incorporated by reference to Exhibit of amendment no. 2 of the Registrant's Registration Statement on Form S-3, File No. 333-29433, dated July 23, 1997.

          (b) Old National Bancorp Employees' Retirement Plan is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

          (c) Employees' Savings and Profit Sharing Plan of Old National Bancorp is incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1997.

          (d) Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

          (e) The Old National Bancorp 1999 Equity Incentive Plan is incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 1999.

13 Portions of the Annual Report to Shareholders for the year ended December 31, 2000.

21        Subsidiaries of the Registrant

23        (a) Consent of PricewaterhouseCoopers
          (b) Consent of Arthur Andersen LLP
          (c) Consent of Olive LLP
          (d) Consent of Heathcott & Mullaly, P.C.

