Form 10-Q
period 2001-03-31
OLD NATIONAL BANCORP /IN/
filed 2001-05-15
CIK 707179

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-10888

_________________________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 59.8 million shares outstanding at March 31, 2001.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Old National Bancorp
Consolidated Balance Sheet
($ in thousands) (Unaudited)	March 31,		December 31,
	2001	2000	2000
	-----------------	-----------------	-----------------
Assets
Cash and due from banks	$182,093	$192,563	$202,600
Money market investments	45,691	8,556	13,549
Investment securities:
U.S. Treasury	2,512	34,049	5,307
U.S. Government agencies and corporations	1,197,677	1,101,757	1,111,176
Obligations of states and political subdivisions	568,246	539,080	546,044
Other	168,796	75,556	149,036
	-------------	-------------	-------------
Investment securities - available-for-sale, at fair value	1,937,231	1,750,442	1,811,563
	-------------	-------------	-------------
Loans:
Commercial	1,634,450	1,401,395	1,606,509
Commercial real estate	1,834,082	1,383,408	1,810,805
Residential real estate	1,755,056	2,166,714	1,890,872
Consumer credit, net of unearned income	1,041,143	937,653	1,040,127
	-------------	-------------	-------------
Total loans	6,264,731	5,889,170	6,348,313
	-------------	-------------	-------------
Allowance for loan losses	(73,937)	(70,965)	(73,833)
	-------------	-------------	-------------
NET LOANS	6,190,794	5,818,205	6,274,480
	-------------	-------------	-------------
Other assets	453,867	386,465	465,556
	-------------	-------------	-------------
TOTAL ASSETS	$8,809,676	$8,156,231	$8,767,748
	========	========	========
Liabilities
Deposits:
Noninterest-bearing demand	$625,452	$659,100	$711,413
Interest-bearing:
Savings, NOW and money market	2,078,041	2,004,813	2,081,514
Time deposits	3,681,981	3,375,366	3,790,979
	-------------	-------------	-------------
TOTAL DEPOSITS	6,385,474	6,039,279	6,583,906
Short-term borrowings	645,989	594,369	559,823
Guaranteed preferred beneficial interests in
Company's subordinated debentures	50,000	50,000	50,000
Other borrowings	1,008,766	829,484	863,165
Accrued expenses and other liabilities	76,828	79,626	84,513
	-------------	-------------	-------------
TOTAL LIABILITIES	8,167,057	7,592,758	8,141,407
	-------------	-------------	-------------
Shareholders' Equity
Common stock	59,817	56,021	60,311
Capital surplus	444,275	375,695	457,267
Retained earnings	118,806	162,261	106,809
Accumulated other comprehensive income (loss), net of tax	19,721	(30,504)	1,954
	-------------	-------------	-------------
TOTAL SHAREHOLDERS' EQUITY	642,619	563,473	626,341
	-------------	-------------	-------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,809,676	$8,156,231	$8,767,748
	========	========	========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income	Three Months Ended
($ and shares in thousands, except per share data)	March 31,
(Unaudited)	2001	2000
	---------------	---------------
Interest Income
Loans including fees:
Taxable	$131,775	$117,289
Nontaxable	3,694	2,817
Investment securities:
Taxable	22,949	21,437
Nontaxable	6,652	6,835
Money market investments	246	382
	-----------	-----------
TOTAL INTEREST INCOME	165,316	148,760
	-----------	-----------
Interest Expense
Savings, NOW and money market deposits	15,338	13,276
Time deposits	55,963	46,212
Short-term borrowings	8,312	9,075
Other borrowings	15,882	12,529
	-----------	-----------
TOTAL INTEREST EXPENSE	95,495	81,092
	-----------	-----------
NET INTEREST INCOME	69,821	67,668
Provision for loan losses	4,000	7,433
	-----------	-----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	65,821	60,235
	-----------	-----------
Noninterest Income
Trust fees	5,238	5,432
Service charges on deposit accounts	9,647	6,409
Loan fees	1,051	1,184
Insurance premiums and commissions	3,398	2,943
Investment product fees	1,737	1,755
Bank-owned life insurance	1,259	834
Net securities gains(losses)	81	96
Other income	2,850	4,798
	-----------	-----------
TOTAL NONINTEREST INCOME	25,261	23,451
	-----------	-----------
Noninterest Expense
Salaries and employee benefits	35,626	33,426
Occupancy	4,117	3,427
Equipment	4,194	4,342
Marketing	1,901	1,526
FDIC insurance premiums	327	307
Processing	2,636	2,406
Communication and transportation	2,834	2,406
Professional fees	1,713	1,062
Other expenses	8,589	6,267
	-----------	-----------
	61,937	55,169
Merger and Restructuring costs	0	18,651
	-----------	-----------
TOTAL NONINTEREST EXPENSE	61,937	73,820
	-----------	-----------
Net income before income taxes	29,145	9,866
Provision for income taxes	7,045	874
	-----------	-----------
Net Income	$22,100	$8,992
	======	======
Net income per common share:
Basic	$0.37	$0.15
Diluted	$0.37	$0.15
Weighted average number of common shares outstanding:
Basic	59,953	59,072
Diluted	60,050	60,463

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
	Three Months Ended
	March 31,
($ in thousands) (Unaudited)	2001	2000
Cash flows from operating activities:
Net income	$22,100	$8,992
	-------------	------------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	3,482	3,508
Amortization of intangible assets	1,709	814
Net premium amortization (discount accretion) on investment securities	15	126
Provision for loan losses	4,000	7,433
Loss (gain) on sale of investment securities	(81)	3,285
Loss (gain) on sale of assets	(76)	1,753
Increase in other assets	(4,808)	(1,585)
Decrease in accrued expenses and other liabilities	(7,685)	(11,018)
	------------	------------
Total adjustments	(3,444)	4,316
	------------	------------
Net cash flows provided by operating activities	18,656	13,308
	------------	------------
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(459,950)	(120,437)
Proceeds from maturities and paydowns of investment securities available-for-sale	341,631	80,341
Proceeds from sales of investment securities available- for-sale	22,133	105,708
Net principal collected from (loans made to) customers:
Commercial	(30,249)	(64,113)
Mortgage	(53,453)	(94,831)
Consumer	(2,420)	(17,691)
Proceeds from sale of mortgage loans	165,957	--
Proceeds from sale of premises and equipment	272	391
Purchase of premises and equipment	(688)	(2,716)
	------------	------------
Net cash flows used in investing activities	(16,767)	(113,348)
	------------	------------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
Noninterest bearing demand	(85,961)	15,547
Savings, NOW and Money Market Accounts	(3,473)	(3,976)
Time deposits	(108,998)	65,639
Short-term borrowings	86,166	(60,762)
Other borrowings	145,601	61,536
Proceeds from guaranteed preferred beneficial interests in Company's subordinated debentures	--	50,000
Cash dividends paid	(10,189)	(9,554)
Common stock repurchased	(14,699)	(29,305)
Common stock reissued, net of shares used to convert subordinated debentures	1,299	9,421
	------------	------------
Net cash flows provided by financing activities	9,746	98,546
	------------	------------
Net increase (decrease) in cash and cash equivalents	11,635	(1,494)
Cash and cash equivalents at beginning of period	216,149	226,941
	------------	------------
Cash and cash equivalents at end of period	$227,784	$225,447
	=======	=======
Total interest paid	$103,151	$83,241
Total taxes paid	$5,080	$ 487

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of March 31, 2001 and 2000 and December 31, 2000, and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3 .

2. Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 30, 2001 to shareholders of record on January 9, 2001. All share and per share data presented herein have been restated for the effects of the stock dividend.

Net income on a diluted basis is computed as above and assumes the conversion of Old National's 8% convertible subordinated debentures (Note 5) for the periods they were outstanding. For the diluted computation, net income is adjusted for the assumed reduction in interest expense, net of income tax effect, and additional common shares are assumed to be issued in connection with the conversion of the remaining outstanding debentures.

Earnings Per Share Reconciliation

($ and shares in thousands except per share data):
	Three			Three
	Months Ended March 31, 2001			Months Ended March 31, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	-----------------	--------------	-------------	--------------	------------	-----------
Basic EPS
Net income from continuing
operations available to
common stockholders	$22,100	59,953	$0.37	$8,992	59,072	$0.15
			=====			=====

Effect of Dilutive
Securities:
Stock options	--	97		--	1,092
8% convertible debentures	--	--		155	299
	----------	----------		----------	----------
Diluted EPS
Net income from continuing
operations available to
common stockholders
+ assumed conversions	$22,100	60,050	$0.37	$9,147	60,463	$0.15
	========	======	=====	======	======	=====

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

On July 27, 2000, Old National and Permanent Bancorp ("Permanent") of Evansville, Indiana, consummated a merger in which Old National issued 3,301,047 common shares in exchange for all of the outstanding common shares of Permanent. The transaction was accounted for as a purchase. Intangible assets of $60.5 million were recorded from this purchase and are being amortized no longer than 20 years. As part of the regulatory approval process for the transaction, the Department of Justice required two Permanent branches in Evansville to be sold to another banking company. These two branches had total deposits of approximately $41 million and were divested on November 17, 2000.

4. Investments Securities

The market value and amortized cost of investment securities as of March 31, 2001 are set forth below ($ in thousands):

	Market Value	Amortized Cost

Available-for-sale	$1,937,231	$1,904,756
	========	========

5. Borrowings

Old National called for redemption its 8% convertible subordinated debentures on May 14, 2000. At March 31, 2000, $12.7 million was outstanding.

Old National has registered Series A Medium-Term Notes in the principal amount of $50 million. The series has been fully issued. As of March 31, 2001, a total of $24.5 million of the notes were outstanding, with maturities ranging from one to two years and fixed interest rates of 6.9% to 7.0%. At March 31, 2000, Old National had outstanding $24.5 million of medium term notes.

Old National also has registered Medium-Term Notes in the principal amount of $150 million. $85.7 million of notes are available for issuance at March 31, 2001. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of March 31, 2001, a total of $59.3 million of the notes were outstanding, with maturities ranging from two to seven years and fixed interest rates from 6.4% to 7.0%. At March 31, 2000, Old National had $59.3 million outstanding.

As of March 31, 2001, Old National has $25 million in an unsecured line of credit with an unaffiliated bank. This line of credit includes various arrangements to maintain compensating balances or pay fees. As of March 31, 2001 there were no borrowings under this line. At March 31, 2000 there was $5.0 million borrowed on similar lines of credit.

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

7. Interest Rate Contracts

Old National adopted Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" on January 1, 2001. A $35 thousand reduction to current income was recorded as a transition adjustment.

Old National's derivatives are classified as fair value hedges, as defined by SFAS No. 133, and are recorded at fair value on the Balance Sheet. The change in fair value of the derivative and hedged item along with any ineffectiveness of the hedge is recorded in current earnings and was immaterial for the quarter ended March 31, 2001.

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

At March 31, 2001, Old National has interest rate swaps with a notional value of $175 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $4.0 million as of March 31, 2001. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 5.625% to 7.23%. The contracts terminate on or prior to May 3, 2009.

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

8. Comprehensive Income
	Three Months Ended
	March 31,
	2001	2000
	-----------------	--------------------
($ in thousands)
Net income	$22,100	$8,992
Unrealized gains (losses)
on securities:
Unrealized holding gains (losses)
arising during period, net of tax	17,816	(3,154)
Less: reclassification adjustment
for securities losses (gains)
realized in net income,net of tax	(49)	1,971
	--------	--------
Net unrealized gains (losses)	17,767	(1,183)
	--------	--------
Comprehensive income	$39,867	$7,809
	========	========

9. Segment Data
	Community
	Banking	Treasury	Other	Total
March 31, 2001
Net interest income (loss)	$72,352	$(3,682)	$1,151	$69,821
Income tax expense (benefit)	9,527	(1,226)	(1,256)	7,045
Segment profit (loss)	20,925	3,493	(2,318)	22,100
Total assets	6,501,708	2,229,183	78,785	8,809,676

March 31, 2000
Net interest income (loss)	$70,314	$(3,595)	$949	$67,668
Income tax expense (benefit)	9,269	(268)	(8,127)	874
Segment profit (loss)	17,638	5,868	(14,514)	8,992
Total assets	6,214,593	1,886,028	55,610	8,156,231

10. Impact of Accounting Changes

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities" that replaced SFAS No. 125. While much of SFAS No. 125 was incorporated into SFAS No. 140, certain standards for accounting for securitizations and other transfers of financial assets and disclosures were revised. This statement is effective for transfers made after March 31, 2001, and certain disclosures are effective for years ending after December 15, 2000. Old National does not believe the impact of this statement to be material to its financial conditions and results of operations.

11. Merger and Restructuring Charges

During the first quarter of 2000, Old National closed two mergers, finalized the charter consolidation efforts which began in 1999 and recorded related merger and restructuring charges of $22.5 million. Included in these charges were merger-related costs, system conversion costs, balance sheet restructuring, elimination of duplicate or unnecessary facilities, centralization of certain support functions and personnel severance costs related to these items. The majority of these charges have occurred. The remaining accrual as of March 31, 2001 is immaterial. The components of the charges are shown below ($ in thousands).
Three months ended
March 31, 2000
------------------
Professional fees	$ 5,744
Severance and related costs	4,501
Fixed asset write-downs	3,687
Losses on sale of securities	3,381
Other	1,338
-------
Included in noninterest expense	18,651
Provision for loan losses	3,801
-------
Total	$22,452
=======

PART I. FINANCIAL INFORMATION

ITEM 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of Old National as of March 31, 2001, as compared to March 31, 2000 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000.

Financial Condition

Old National's assets at March 31, 2001 were $8.810 billion, an 8.0% increase since March 2000 and a 1.9% increase since December 2000. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 7.8% over the prior year. During the past year, the mix of earning assets reflected loan growth of 6.4% while money market investments and investment securities increased a combined 12.7%. Since December 2000, earning assets increased 3.6% with loans decreasing 5.3% and investment securities and money market investments increasing 34.6%. Commercial real estate loans have increased 32.6% over prior year and 5.1% over December 2000. Commercial loans have increased 16.6% over prior year and 7.0% since December 2000. Residential real estate loans have decreased 19.0% from prior year and 28.7% from December 2000 due to sales or securitizations of existing and recently originated fixed-rate mortgage originations which began in the third quarter of 2000. The pace o f new originations sales increased in the first quarter due to the lower rate environment.

At March 31, 2001, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $34.0 million from $33.1 million as of December 31, 2000. As of these dates, under-performing assets in total were 0.54% and 0.52%, respectively, of total loans and foreclosed properties.
	March 31, 2001	December 31, 2000

	-------------------	-------------------
Nonaccrual loans	$24,539	$22,690
Restructured loans	--	227
Foreclosed properties	4,401	3,616
	-------	-------
Total non-performing assets	28,940	26,533
Past due 90 days or more	5,072	6,588
	-------	-------
Total under-performing assets	$34,012	$33,121
	=======	=======
Under-performing assets as a % of total
Loans and foreclosed properties	0.54%	0.52%
	=====	=====

As of March 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $10.2 million with no related allowance and $156.0 million with $34.4 million of related allowance.

Old National's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified nonaccrual is recorded to principal.

For the three months ended March 31, 2001, the average balance of impaired loans was $153.4 million and $3.2 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 2001, increased $346.2 million or 5.7% compared to March 2000. Brokered certificates of deposit, included in time deposits, decreased $72.7 million since March 2000. Since December 2000, total deposits decreased $198.4 million or 12.1% with brokered certificates of deposit decreasing $65.9 million in this same period.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $51.6 million since March 2000 and increased $86.2 million since December 2000. Other borrowings, which is primarily advances from Federal Home Loan Banks, increased $179.3 million over March 2000 and increased $145.6 million over December 2000.

Capital

Total shareholders' equity increased $79.1 million since March 2000 and $16.3 million since December 2000. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, increased $50.2 million since March 2000 and increased $17.8 million since December 2000.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:
	Regulatory Guidelines		March 31,		December 31,
	-------------------------------------------		-----------------------------		---------------
	Minimum	Well-Capitalized	2001	2000	2000
Risk-based capital:	-------------------	-----------------------	-------------	---------------	----------------
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	6.70%	7.57%	6.68%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	9.35	10.88	9.24
Total capital to risk-adjusted total assets	8.00	10.00	10.54	12.36	10.41
Shareholders' equity to total assets	N/A	N/A	7.29	6.91	7.41

Asset/Liability Management

Old National actively manages its asset/liability position. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

Old National also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow Old National to generate strong net interest income while controlling and monitoring interest rate risk. Old National simulates an instantaneous (shock) change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 24 months is 5%. At March 31, 2001 Old National was within that limit as the model's fluctuation was under 4% for the first 12 months and under 3% for the total 24 month period. Old National's funds management committee meets quarterly to monitor the asset/liability position and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the quarter ended March 31, 2001 was $22.1 million, compared to $9.0 million for the same quarter last year with the inclusion of significant merger and restructuring costs as discussed below. Diluted earnings per common share were $0.37 for the quarter compared to $0.15 for the same period of the prior year.

The 2000 results included $22.5 million of merger and restructuring charges. Included in the first quarter merger and restructuring charge was $3.4 million in securities losses related to the Heritage and ANB balance sheet restructuring, $4.5 million of severance and employee-related costs, $5.7 million in professional fees, $3.7 million in write-downs of fixed assets and $1.3 million of other merger and restructuring costs. Also included in the $22.5 million merger and restructuring expense was a $3.8 million provision for loan losses that was charged to earnings on the merger date to conform ANB with Old National's credit policies.

For 2001, return on average assets (ROA) was 1.01% for the quarter and return on equity (ROE) was 14.22%. Excluding the above merger and restructuring charges, these compared to 2000 results of 1.16% quarter-to-date ROA and 15.41% ROE. Growth in net interest income and other income offset some of the additional expenses during the quarter.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Quarter-to-date net interest income for 2001 was $74,668, a 3.1% increase over 2000. The net interest margin for the quarter was 3.63% for 2001 compared to 3.82% for 2000.

Provision and Allowance for Loan Losses

The provision for loan losses was $4.0 million for the quarter compared to $7.4 million for the same quarter in 2000. Merger-related provision was $3.8 million in the first quarter of 2000. Old National's net charge-offs were 0.25% of average loans for the current quarter, compared to 0.15% in the same quarter of 2000.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for potential losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.18% at March 31, 2001 compares to 1.21% in 2000. The allowance for loan losses covers all under-performing loans by 2.5 times at March 31, 2001 and December 31, 2000.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 7.8% in the three months ended March 31, 2001 as compared to the same period in 2000. Service charges on deposit accounts were up 50.5% for the quarter mainly due to additional overdraft fees generated. Insurance premiums and commissions increased 15.5% over 2000. Bank-owned life insurance increased $0.4 million over prior year due to increased earnings on the underlying assets that benefited from continued impact of the higher rate environment during most of 2000. Prior year other income included a gain of $2.4 million recorded in the first quarter 2000 on the sale of the merchant credit card business. This sale also negatively impacted loan fees. Most other categories of noninterest income were comparable to last year's results.

Noninterest Expense

Noninterest expense increased 12.3% in the first quarter of 2001 compared to 2000. Salaries and benefits, together the largest individual component of noninterest expense, increased 6.7% in the quarter. Increases in utilities and real estate taxes and the addition of new offices caused occupany expense to increase 20.1% over prior year. Professional fees increased $0.6 million for the quarter primarily due to one-time consulting expenses incurred for implementation of the new Privacy Act requirements. Other expense increased $2.3 million over the same quarter of 2000. The current year other expense includes an increase of amortization of intangible assets of $0.9 million quarter-to-date and checking and saving losses over 2000 of $0.6 million for the quarter. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, was 24.2% compared to 8.9% in 2000. Excluding merger and restructuring charges the prior year would have been 27.5%.

Item 3.

Quantitative and Qualitative disclosures

About Market Risk

As described in Old National's Form 10-K for the year ended December 31, 2000, Old National's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Old National manages market risk since December 31, 2000.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

No material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Old National or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

At the April 19, 2001 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

Election of Directors - The following directors were elected for a term of one year.
	Vote Count
	For	Against	Abstained	Unvoted
	----------------	---------------	---------------------	--------------------
David L. Barning	43,464,795	886,096	--	15,552,551
Richard J. Bond	43,493,117	842,537	--	15,567,789
Alan W. Braun	43,488,778	956,517	--	15,458,148
Wayne A. Davidson	43,483,223	849,884	--	15,570,335
Larry E. Dunigan	43,509,834	821,703	--	15,571,905
David E. Eckerle	43,508,778	831,532	--	15,563,133
Andrew E. Goebel	43,449,712	892,625	--	15,561,106
Phelps L. Lambert	43,384,226	980,350	--	15,538,837
Ronald B. Lankford	43,446,817	931,855	--	15,524,771
Lucien H. Meis	43,397,652	991,110	--	15,514,681
Louis L. Mervis	43,473,399	862,398	--	15,567,645
James Risinger	43,475,468	916,981	--	15,510,994
John N. Royse	43,468,549	881,788	--	15,553,106
Marjorie Z. Soyugenc	43,493,017	848,359	--	15,562,067
Kelly N. Stanley	43,475,200	859,777	--	15,568,465
Charles D. Storms	43,500,702	830,618	--	15,572,122

Selection of Independent Public Accountants - PricewaterhouseCoopers LLP, Votes For - 42,042,716 Votes Against - 420,471 Votes Abstained - 436,659 Unvoted - 17,002,597.

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits as required by Item 601 of Regulation S-K.

         NONE

(b)      Reports on Form 8-K filed during the quarter ended March 31, 2001.

         NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old National BANCORP

(Registrant)
By:	s/s John S. Poelker
--------------------------------
John S. Poelker
Executive Vice President
Chief Financial Officer

Date: May 15, 2001

INDEX OF EXHIBITS

Regulation S-K

Reference

(Item 601)