Form 10-Q
period 2001-06-30
OLD NATIONAL BANCORP /IN/
filed 2001-08-14
CIK 707179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 59.3 million shares outstanding at June 30, 2001.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Old National Bancorp
Consolidated Balance Sheet
($ in thousands) (Unaudited)	June 30,		December 31,
	2001	2000	2000
	-----------------	-----------------	-----------------
Assets
Cash and due from banks	$217,249	$182,745	$202,600
Money market investments	56,830	25,275	13,549
Investment securities:
U.S. Treasury	5,260	8,537	5,307
U.S. Government agencies and corporations	1,147,899	1,114,626	1,111,176
Obligations of states and political subdivisions	581,930	542,286	546,044
Other	167,162	99,752	149,036
	-------------	-------------	-------------
Investment securities - available-for-sale, at fair value	1,902,251	1,765,201	1,811,563
	-------------	-------------	-------------
Loans:
Commercial	1,727,147	1,483,116	1,606,509
Commercial real estate	1,868,336	1,507,800	1,810,805
Residential real estate	1,676,890	2,095,607	1,890,872
Consumer credit, net of unearned income	1,061,234	941,393	1,040,127
	-------------	-------------	-------------
Total loans	6,333,607	6,027,916	6,348,313
	-------------	-------------	-------------
Allowance for loan losses	(74,641)	(71,696)	(73,833)
	-------------	-------------	-------------
NET LOANS	6,258,966	5,956,220	6,274,480
	-------------	-------------	-------------
Other assets	457,766	393,117	465,556
	-------------	-------------	-------------
TOTAL ASSETS	$8,893,062	$8,322,558	8,767,748
	========	========	========
Liabilities
Deposits:
Noninterest-bearing demand	$653,787	657,072	711,413
Interest-bearing:
Savings, NOW and money market	2,068,866	1,963,711	2,081,514
Time deposits	3,774,895	3,457,050	3,790,979
	-------------	-------------	-------------
TOTAL DEPOSITS	6,497,548	6,077,833	6,583,906
Short-term borrowings	615,159	753,222	599,823
Guaranteed preferred beneficial interests in
Company's subordinated debentures	50,000	50,000	50,000
Other borrowings	1,006,989	807,712	863,165
Accrued expenses and other liabilities	81,875	95,224	84,513
	-------------	-------------	-------------
TOTAL LIABILITIES	8,251,571	7,783,991	8,141,407
	-------------	-------------	-------------
Shareholders' Equity
Common stock	59,328	55,431	60,311
Capital surplus	432,587	334,592	457,267
Retained earnings	128,773	176,662	106,809
Accumulated other comprehensive income (loss), net of tax	20,803	(28,118)	1,954
	-------------	-------------	-------------
TOTAL SHAREHOLDERS' EQUITY	641,491	538,567	626,341
	-------------	-------------	-------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,893,062	$8,322,558	$8,767,748
	========	========	========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income	Three Months Ended		Six Months Ended
($ and shares in thousands, except per share data)	June 30,		June 30,
(Unaudited)	2001	2000	2001	2000
	---------------	---------------	---------------	---------------
Interest Income
Loans including fees:
Taxable	$127,784	$123,924	$259,559	$241,213
Nontaxable	3,970	3,117	7,664	5,934
Investment securities:
Taxable	22,563	20,687	45,512	42,124
Nontaxable	6,941	6,755	13,593	13,590
Money market investments	221	404	467	786
	-----------	-----------	-----------	-----------
TOTAL INTEREST INCOME	161,479	154,887	326,795	303,647
	-----------	-----------	-----------	-----------
Interest Expense
Savings, NOW and money market deposits	12,550	14,114	27,888	27,390
Time deposits	52,827	48,514	108,790	94,726
Short-term borrowings	6,685	11,295	14,997	20,370
Other borrowings	15,819	13,469	31,701	25,998
	-----------	-----------	-----------	-----------
TOTAL INTEREST EXPENSE	87,881	87,392	183,376	168,484
	-----------	-----------	-----------	-----------
NET INTEREST INCOME	73,598	67,495	143,419	135,163
Provision for loan losses	6,000	4,437	10,000	11,870
	-----------	-----------	-----------	-----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,598	63,058	133,419	123,293
	-----------	-----------	-----------	-----------
Noninterest Income
Trust fees	5,382	5,851	10,620	11,283
Service charges on deposit accounts	10,441	7,866	20,088	14,275
Loan and mortgage banking revenue	3,202	1,256	4,253	2,440
Insurance premiums and commissions	3,441	2,837	6,839	5,780
Investment product fees	1,760	1,744	3,497	3,499
Bank-owned life insurance	1,292	1,080	2,551	1,914
Net securities gains (losses)	932	(121)	1,013	(25)
Other income	2,817	5,612	5,667	10,410
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST INCOME	29,267	26,125	54,528	49,576
	-----------	-----------	-----------	-----------
Noninterest Expense
Salaries and employee benefits	34,731	32,489	70,357	65,915
Occupancy	3,784	3,528	7,901	6,955
Equipment	4,270	4,789	8,464	9,131
Marketing	2,564	2,011	4,465	3,537
FDIC insurance premiums	307	314	634	621
Processing	2,581	2,656	5,217	5,062
Communication and transportation	2,702	2,595	5,536	5,001
Professional fees	2,071	974	3,784	2,036
Other expenses	9,122	6,753	17,711	13,020
	-----------	-----------	-----------	-----------
	62,132	56,109	124,069	111,278
Merger and restructuring costs	9,703	--	9,703	18,651
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST EXPENSE	71,835	56,109	133,772	129,929
	-----------	-----------	-----------	-----------
Net income before income taxes	25,030	33,074	54,175	42,940
Provision for income taxes	4,946	9,216	11,991	10,090
	-----------	-----------	-----------	-----------
Net Income	$20,084	$23,858	$42,184	$32,850
	======	======	======	======
Net income per common share:
Basic	$0.34	$0.40	$0.71	$0.56
Diluted	$0.33	$0.40	$0.70	$0.55
Weighted average number of common shares outstanding:
Basic	59,585	58,415	59,768	58,743
Diluted	59,671	59,045	59,860	59,761

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
	Six Months Ended
	June 30,
	2001	2000
($ in thousands) (Unaudited)	--------------------	--------------------
Cash flows from operating activities:
Net income	$42,184	$32,850
	-------------	------------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	6,917	6,944
Amortization of intangible assets	3,516	1,304
Net premium amortization (discount accretion) on investment securities	34	236
Provision for loan losses	10,000	11,870
Loss (gain) on sale of investment securities	(1,013)	3,406
Loss on sale of assets	800	1,336
Increase in other assets	(2,361)	(7,618)
Increase (decrease) in accrued expenses and other liabilities	(14,562)	3,509
	------------	------------
Total adjustments	3,331	20,987
	------------	------------
Net cash flows provided by operating activities	45,515	53,837
	------------	------------
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(619,199)	(218,341)
Proceeds from maturities and paydowns of investment securities available-for-sale	483,095	129,282
Proceeds from sales of investment securities available- for-sale	77,168	143,139
Net principal collected from (loans made to) customers:
Commercial	(123,623)	(147,846)
Mortgage	(198,615)	(158,832)
Consumer	(26,923)	(22,769)
Proceeds from sale of mortgage loans	354,721	10,594
Proceeds from sale of premises and equipment	620	1,088
Purchase of premises and equipment	(1,771)	(7,899)
	------------	------------
Net cash flows used in investing activities	(54,527)	(271,584)
	------------	------------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
Noninterest bearing demand	(57,626)	13,519
Savings, NOW and Money Market Accounts	(12,648)	(45,078)
Time deposits	(16,084)	147,323
Short-term borrowings	55,336	73,763
Other borrowings	143,824	52,439
Proceeds from guaranteed preferred beneficial interests in Company's subordinated debentures	--	50,000
Cash dividends paid	(20,281)	(19,010)
Common stock repurchased	(27,134)	(87,303)
Common stock reissued, net of shares used to convert subordinated debentures	1,555	13,173
	------------	------------
Net cash flows provided by financing activities	66,942	198,826
	------------	------------
Net increase (decrease) in cash and cash equivalents	57,930	(18,921)
Cash and cash equivalents at beginning of period	216,149	226,941
	------------	------------
Cash and cash equivalents at end of period	$274,079	$208,020
	=======	=======
Total interest paid	$189,840	$166,186
Total taxes paid	$19,111	$11,987

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of June 30, 2001 and 2000 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

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

Earnings Per Share Reconciliation

($ and shares in thousands except per share data):
	Three			Three
	Months Ended June 30, 2001			Months Ended June 30, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	-----------------	--------------	-------------	--------------	------------	-----------
Basic EPS
Net income from continuing
operations available to
common stockholders	$20,084	59,585	$0.34	$23,858	58,415	$0.40
			=====			=====

Effect of Dilutive
Securities:
Stock options	--	86		--	212
8% convertible debentures	--	--		(25)	418
	----------	----------		----------	----------
Diluted EPS
Net income from continuing
operations available to
common stockholders
+ assumed conversions	$20,084	59,671	$0.33	$23,833	59,045	$0.40
	========	======	=====	======	======	=====

	Six			Six
	Months Ended June 30, 2001			Months Ended June 30, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	-----------------	--------------	-------------	--------------	------------	-----------
Basic EPS
Net income from continuing
Operations available to
Common stockholders	$42,184	59,768	$0.71	$32,850	58,743	$0.56
			=====			=====

Effect of Dilutive
Securities:
Stock options	--	92		--	263
8% convertible debentures	--	--		130	755
	----------	----------		----------	----------
Diluted EPS
Net income from continuing
Operations available to
Common stockholders
+ assumed conversions	$42,184	59,860	$0.70	$32,980	59,761	$0.55
	========	======	=====	======	======	=====

3. Merger and Divestiture Activity

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

4. Investments Securities

The market value and amortized cost of investment securities as of June 30, 2001 are set forth below ($ in thousands):

	Market Value	Amortized Cost	Unrealized Gain (loss)

Available-for-sale	$1,902,251	$1,868,419	$33,832
	========	========	========

5. Borrowings

Old National called for redemption its 8% convertible subordinated debentures on May 14, 2000.

Old National has registered Series A Medium-Term Notes in the principal amount of $50 million. The series has been fully issued. As of June 30, 2001, a total of $23.0 million of the notes were outstanding, with maturities in 2002 and 2003 and fixed interest rates of 6.9%. At June 30, 2000, Old National had outstanding $24.5 million of medium term notes.

Old National also has registered Medium-Term Notes in the principal amount of $150 million. $85.7 million of notes are available for issuance at June 30, 2001. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of June 30, 2001, a total of $59.3 million of the notes were outstanding, with maturities ranging from one to seven years and fixed interest rates from 6.4% to 7.0%. At June 30, 2000, Old National had $59.3 million outstanding.

As of June 30, 2001, Old National has $25 million in an unsecured line of credit with an unaffiliated bank. This line of credit includes various arrangements to maintain compensating balances or pay fees. As of June 30, 2001 and 2000, there were no borrowings under this line.

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

Old National's derivatives are classified as fair value hedges, as defined by SFAS No. 133, and are recorded at fair value on the Balance Sheet. The change in fair value of the derivative and hedged item along with any ineffectiveness of the hedge is recorded in current earnings and was immaterial for the quarter and year-to-date ended June 30, 2001.

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

At June 30, 2001, Old National has interest rate swaps with a notional value of $260 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $4.7 million as of June 30, 2001. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 4.37% to 7.23%. The contracts terminate on or prior to May 3, 2009.

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

8. Comprehensive Income
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2000	2001	2000
	-----------------	-----------------	-----------------	-----------------
($ in thousands)
Net income	$20,084	$23,858	$42,184	$32,850
Unrealized gains (losses)
on securities:
Unrealized holding gains (losses)
arising during period, net of tax	1,651	2,313	19,467	(841)
Less: reclassification adjustment
for securities losses (gains)
realized in net income, net of tax	(569)	73	(618)	2,044
	-------------	-------------	-------------	-------------
Net unrealized gains (losses)	1,082	2,386	18,849	1,203
	-------------	-------------	-------------	-------------
Comprehensive income	$21,166	$26,244	$61,033	$34,053
	========	========	========	========

9. Segment Data
	Community
	Banking	Treasury	Other	Total
June 30, 2001
Net interest income (loss)	$145,054	$(3,720)	$2,085	$143,419
Income tax expense (benefit)	19,198	(1,826)	(5,381)	11,991
Segment profit (loss)	42,216	8,741	(8,773)	42,184
Total assets	6,560,260	2,233,777	99,025	8,893,062

June 30, 2000
Net interest income (loss)	144,393	(9,210)	20	135,163
Income tax expense (benefit)	16,956	(352)	(6,514)	10,090
Segment profit (loss)	33,272	12,024	(12,446)	32,850
Total assets	$6,396,114	$1,882,634	$43,810	$8,322,558

10. Impact of Accounting Changes

In July 2001, the Financial Accounting Standards Board ('FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combination." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Old National is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization. The Statement is effective for fiscal years beginning after December 15, 2001. Certain provisions of the Statement are effective for goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. Old National is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities" that replaced SFAS No. 125. While much of SFAS No. 125 was incorporated into SFAS No. 140, certain standards for accounting for securitizations and other transfers of financial assets and disclosures were revised. This statement was effective for transfers made after March 31, 2001, and certain disclosures are effective for years ending after December 15, 2000. The impact of this statement was not material to Old National's financial conditions and results of operations.

11. Merger and Restructuring Charges

During the second quarter of 2001, Old National announced that it would further restructure its regional banking administrative structure and incur additional expenses in the consolidation of ANB Corporation, which it acquired in the first quarter of 2000. The restructuring of the banking operations involved consolidating the administrative structure of the banking franchise from six regions into three regions and the closure or sale of up to 10 branches. Approximately 100 positions were eliminated and the charges associated with severance, facilities and equipment write-offs were $7.7 million. The operations and management integration plan was finalized for the ANB acquisition and additional charges of $2.0 million for personnel costs and costs of consolidating the operation function of the Trust business were recorded. The accrual of these restructuring charges was $8.7 million as of June 30, 2001.

During the first quarter of 2000, Old National closed two mergers, finalized the charter consolidation efforts which began in 1999 and recorded related merger and restructuring charges of $22.5 million. Included in these charges were merger-related costs, system conversion costs, balance sheet restructuring, elimination of duplicate or unnecessary facilities, centralization of certain support functions and personnel severance costs related to these items. The majority of these charges have occurred. The remaining accrual as of June 30, 2001 is immaterial. The components of the charges are shown below ($ in thousands).
	Three months ended	Six months ended
	June 30, 2001	June 30, 2001
	------------------	------------------

Severance and related costs	$6,477	$6,477
Fixed asset write-downs	2,047	2,047
Professional fees	428	428
Other	751	751
	-----------	-----------
Included in noninterest expense	$9,703	$9,703
	=======	=======

	Three months ended	Six months ended
	June 30, 2000	June 30, 2000
	------------------	------------------
Professional fees	$ --	$ 5,744
Severance and related costs	--	4,501
Fixed asset write-downs	--	3,687
Losses on sale of securities	--	3,381
Other		1,338
	-------	----------
Included in noninterest expense	--	18,651
Provision for loan losses	--	3,801
	-------	----------
Total	$ --	$22,452
	====	======

  Stock Options

On June 27, 2001, Old National granted 1.4 million stock options to key employees at an option price of $26.39. The options vest 25% per year over a four year period and expire in 10 years. Options can be granted under Old National's 1999 Equity Incentive Plan for up to 6.3 million shares of Old National's common stock.

PART I. FINANCIAL INFORMATION

ITEM 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of Old National as of June 30, 2001, as compared to June 30, 2000 and December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 and 2000.

Financial Condition

Old National's assets at June 30, 2001 were $8.893 billion, a 6.9% increase since June 2000 and a 2.9% increase since December 2000. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 6.1% over the prior year. During the past year, the mix of earning assets reflected loan growth of 5.1% while money market investments and investment securities increased a combined 9.4%. Since December 2000, earning assets increased 2.9% with loans decreasing 0.5% and investment securities and money market investments increasing 14.7%. Commercial real estate loans have increased 23.9% over prior year and 6.4% over December 2000. Commercial loans have increased 16.5% over prior year and 15.0% since December 2000. Residential real estate loans have decreased 20.0% from prior year and 22.6% from December 2000 due to sales or securitizations of existing and recently originated fixed-rate mortgage originations which began in the third quarter of 2000. The pace of new origination sales increased in 2001 due to the lower rate environment.

At June 30, 2001, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $46.5 million from $33.1 million as of December 31, 2000. As of these dates, under-performing assets in total were 0.73% and 0.52%, respectively, of total loans and foreclosed properties. The increase in nonaccrual loans was concentrated in a few, closely monitored credits in industries that experienced the effects of the economic slowdown.
	June 30, 2001	December 31, 2000

	-------------------	-------------------
Nonaccrual loans	$32,992	$22,690
Restructured loans	--	227
Foreclosed properties	4,846	3,616
	-------	-------
Total non-performing assets	37,838	26,533
Past due 90 days or more	8,711	6,588
	-------	-------
Total under-performing assets	$46,549	$33,121
	=======	=======
Under-performing assets as a % of total
Loans and foreclosed properties	0.73%	0.52%
	=====	=====

As of June 30, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $14.4 million with no related allowance and $218.0 million with $49.2 million of related allowance.

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

For the six months ended June 30, 2001, the average balance of impaired loans was $179.7 million and $7.7 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 2001, increased $419.7 million or 6.9% compared to June 2000. Brokered certificates of deposit, included in time deposits, decreased $183.9 million since June 2000. The growth in core deposits replaced maturing brokered certificates of deposit. Since December 2000, total deposits decreased $86.4 million or 2.6% with brokered certificates of deposit decreasing $122.5 million in this same period. The growth in core deposits and additional FHLB borrowings replaced maturing brokered certificates of deposit.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $138.1 million since June 2000 and increased $15.3 million since December 2000. Other borrowings, which is primarily advances from Federal Home Loan Banks, increased $199.3 million over June 2000 and increased $143.8 million over December 2000.

Capital

Total shareholders' equity increased $102.9 million since June 2000 and $15.2 million since December 2000. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, increased $48.9 million since June 2000 and increased $18.8 million since December 2000.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:
	Regulatory Guidelines		June 30,		December 31,
	-------------------------------------------		---------------------------		---------------
	Minimum	Well-Capitalized	2001	2000	2000
Risk-based capital:	-------------------	-----------------------	-------------	-------------	---------------
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	6.63%	7.13%	6.68%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	9.14	10.08	9.24
Total capital to risk-adjusted total assets	8.00	10.00	10.31	11.31	10.41
Shareholders' equity to total assets	N/A	N/A	7.21	6.47	7.41

Asset/Liability Management

Old National actively manages its asset/liability position. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

Old National also uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. With this understanding, management can best determine possible balance sheet changes, pricing strategies, and appropriate levels of capital and liquidity which allow Old National to generate strong net interest income while controlling and monitoring interest rate risk. Old National simulates an instantaneous (shock) change in rates of 200 basis points up or down over 12 months and sustained for an additional 12 months. The policy limit for the maximum negative impact on net interest income over 24 months is 5%. At June 30, 2001 Old National was within that limit as the model's fluctuation was under 4% for the first 12 months and under 3% for the total 24 month period. Old National's funds management committee meets quarterly to monitor the asset/liability position and effect changes as needed in the consolidated rate-sensitivity position.

Results of Operations

Net Income

Net income for the quarter ended June 30, 2001 was $20.1 million, compared to $23.9 million for the same quarter last year with the inclusion of significant merger and restructuring costs as discussed below. Year-to-date net income, including merger and restructuring costs were $42.2 million for 2001 and $32.9 million for 2000. Diluted earnings per common share were $0.33 for the quarter compared to $0.40 for the same period of the prior year. Diluted earnings per share were $0.70 for 2001 compared to $0.55 for 2000.

The 2001 results included $9.7 million of merger and restructuring charges recorded in the second quarter. This includes $6.5 million of severance and employee-related costs, $2.1 million of fixed asset write downs and $1.1 million of other costs.

The year-to-date 2000 results included $22.5 million of merger and restructuring charges. Included in the first quarter merger and restructuring charge was $3.4 million in securities losses related to the Heritage and ANB balance sheet restructuring, $4.5 million of severance and employee-related costs, $5.7 million in professional fees, $3.7 million in write-downs of fixed assets and $1.3 million of other merger and restructuring costs. Also included in the $22.5 million merger and restructuring expense was a $3.8 million provision for loan losses that was charged to earnings on the merger date to conform ANB with Old National's credit policies.

Excluding the above merger and restructuring charges, return on average assets (ROA) for the quarter was 1.18% for 2001 and 1.16% for 2000. Return on equity (ROE) for the quarter was 16.55% for 2001 and 16.59% for 2000. Year-to-date, ROA was 1.09% in 2001 compared to 1.16% in 2000 and ROE was 15.39% for 2001 and 15.99% for 2000. Growth in net interest income and other income offset some of the additional expenses during the quarter.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Quarter-to-date net interest income for 2001 was $79,070, a 9.3% increase over 2000. The net interest margin for the quarter was 3.82% for 2001 compared to 3.74% for 2000. Year-to-date net interest income for 2001 was $153,738, a 6.2% increase over 2000. The net interest margin for the six months ended was 3.73% for 2001 compared to 3.78% for 2000.

Provision and Allowance for Loan Losses

The provision for loan losses was $6.0 million for the quarter compared to $4.4 million for the same quarter in 2000. The increase in the quarter was due to continued loan growth, changes in loan mix and slightly higher charge-offs. The year-to-date provision for loan losses was $10.0 million for 2001 compared to $11.9 million for 2000. Merger-related provision was $3.8 million in the first quarter of 2000. Old National's net charge-offs were 0.34% of average loans for the current quarter, compared to 0.25% in the same quarter of 2000. This rate year-to-date was 0.29% for 2001 and 0.20% for 2000.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for potential losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.18% at June 30, 2001 compared to 1.19% in 2000. The allowance for loan losses covers all under-performing loans by 1.8 times at June 30, 2001 and 2.5 times at December 31, 2000.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 8.0% in the three months ended June 30, 2001 and 7.9% year-to-date as compared to the same period in 2000. Service charges on deposit accounts were up 32.7% for the quarter and 40.7% year-to-date mainly due to additional overdraft fees generated. Loan and mortgage banking revenue increase $1.9 million for the quarter and $1.8 million for the year compared to prior year. These increases are due to additional mortgage banking revenue as mortgage originations have increased with the lower rate environment in 2001. Insurance premiums and commissions increased 21.3% over 2000. Bank-owned life insurance increased $0.2 million for the quarter and $0.6 million for the year over prior year due to increased earnings on the underlying assets that benefited from continued impact of the higher rate environment during most of 2000. Prior year other income included a gain of $2.5 million recorded in the second quarter 2000 on the sale of Old National's credit card business. Year-to-date this gain was combined with the $2.4 million gain recorded in the first quarter 2000 on the merchant credit card business. These sales also negatively impacted subsequent loan fees.

Noninterest Expense

Before restructuring, noninterest expense increased 10.7% in the second quarter and 11.5% for the six months of 2001 compared to 2000. Salaries and benefits, together the largest individual component of noninterest expense, increased 6.9% in the quarter and 6.7% for the year-to-date. Increases in utilities and real estate taxes and the addition of new offices caused occupancy expense to increase 13.6% over prior year, 7.3% for the quarter. Professional fees increased $1.1 million for the quarter compared to prior year and $1.7 million year-to-date due to additional legal related expenses and one-time consulting expenses incurred for implementation of the new Privacy Act requirements. Other expense increased $2.4 million over the same quarter of 2000, $4.7 million year-to-date. The current year other expense includes an increase of amortization of intangible assets of $1.1 million quarter-to-date, $1.9 million year-to-date and checking and saving losses over 2000 of $0.7 million for the quarter and $1.3 million for the six months. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, was 19.8% compared to 27.9% in 2000 for the quarter and 22.1% for 2001 and 23.5% for 2000 year-to-date. The decrease in the quarter-to-date percentage compared to prior year is due to additional tax-exempt income and state income tax strategies.

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

(d)

Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore, John S. Poelker, John W. Stanley and Jerome J. Gassen, as amended, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e)	The Old National Bancorp 1999 Equity Incentive Plan is incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001.

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2001.

         NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old National BANCORP

(Registrant)
By:	s/s John S. Poelker
--------------------------------
John S. Poelker
Executive Vice President
Chief Financial Officer

Date: August 14, 2001

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

(d)

Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore, John S. Poelker, John W. Stanley and Jerome J. Gassen, as amended, is incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e)	The Old National Bancorp 1999 Equity Incentive Plan is incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001.