Form 10-Q
period 2001-09-30
OLD NATIONAL BANCORP /IN/
filed 2001-11-14
CIK 707179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 58.6 million shares outstanding at September 30, 2001.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Old National Bancorp
Consolidated Balance Sheet
($ in thousands) (Unaudited)	September 30,		December 31,
	2001	2000	2000
	----------------	-----------------	-----------------
Assets
Cash and due from banks	$189,096	$166,724	$202,600
Money market investments	18,004	13,387	13,549
Investment securities:
U.S. Treasury	5,396	5,238	5,307
U.S. Government agencies and corporations	1,317,397	1,285,535	1,111,176
Obligations of states and political subdivisions	594,049	552,365	546,044
Other	163,702	134,437	149,036
	-------------	-------------	-------------
Investment securities - available-for-sale, at fair value	2,080,544	1,977,575	1,811,563
	-------------	-------------	-------------
Loans:
Commercial	1,751,481	1,569,603	1,606,509
Commercial real estate	1,866,025	1,709,901	1,810,805
Residential real estate	1,584,740	1,926,767	1,890,872
Consumer credit, net of unearned income	1,063,894	1,055,959	1,040,127
	-------------	-------------	-------------
Total loans	6,266,140	6,262,230	6,348,313
	-------------	-------------	-------------
Allowance for loan losses	(75,380)	(72,201)	(73,833)
	-------------	-------------	-------------
NET LOANS	6,190,760	6,190,029	6,274,480
	-------------	-------------	-------------
Other assets	465,362	459,129	465,556
	-------------	-------------	-------------
TOTAL ASSETS	$8,943,766	$8,806,844	$8,767,748
	========	========	========
Liabilities
Deposits:
Noninterest-bearing demand	$691,254	$656,013	$711,413
Interest-bearing:
Savings, NOW and money market	2,106,145	2,024,524	2,081,514
Time deposits	3,671,946	3,729,915	3,790,979
	-------------	-------------	-------------
TOTAL DEPOSITS	6,469,345	6,410,452	6,583,906
Short-term borrowings	817,811	769,338	599,823
Guaranteed preferred beneficial interests in
Company's subordinated debentures	50,000	50,000	50,000
Other borrowings	868,396	865,712	863,165
Accrued expenses and other liabilities	87,627	81,749	84,513
	-------------	-------------	-------------
TOTAL LIABILITIES	8,293,179	8,177,251	8,141,407
	-------------	-------------	-------------
Shareholders' Equity
Common stock	58,560	58,189	60,311
Capital surplus	413,812	403,075	457,267
Retained earnings	144,945	179,949	106,809
Accumulated other comprehensive income (loss), net of tax	33,270	(11,620)	1,954
	-------------	-------------	-------------
TOTAL SHAREHOLDERS' EQUITY	650,587	629,593	626,341
	-------------	-------------	-------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,943,766	$8,806,844	$8,767,748
	========	========	========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income	Three Months Ended		Nine Months Ended
($ and shares in thousands, except per share data)	September 30,		September 30,
(Unaudited)	2001	2000	2001	2000
	---------------	---------------	---------------	---------------
Interest Income
Loans including fees:
Taxable	$122,764	$133,975	$382,323	$375,188
Nontaxable	4,207	3,081	11,871	9,015
Investment securities:
Taxable	21,571	22,113	67,083	64,237
Nontaxable	6,997	6,808	20,590	20,398
Money market investments	201	430	668	1,218
	-----------	-----------	-----------	-----------
TOTAL INTEREST INCOME	155,740	166,407	482,535	470,056
	-----------	-----------	-----------	-----------
Interest Expense
Savings, NOW and money market deposits	11,801	15,524	39,689	42,914
Time deposits	50,935	55,138	159,725	149,864
Short-term borrowings	5,173	11,258	20,170	31,627
Other borrowings	14,406	16,767	46,107	42,764
	-----------	-----------	-----------	-----------
TOTAL INTEREST EXPENSE	82,315	98,687	265,691	267,169
	-----------	-----------	-----------	-----------
NET INTEREST INCOME	73,425	67,720	216,844	202,887
Provision for loan losses	7,400	4,968	17,400	16,838
	-----------	-----------	-----------	-----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,025	62,752	199,444	186,049
	-----------	-----------	-----------	-----------
Noninterest Income
Trust fees	4,960	5,537	15,580	16,820
Service charges on deposit accounts	9,918	9,649	30,006	23,924
Loan and Mortgage banking revenue	2,923	1,695	7,176	4,134
Insurance premiums and commissions	3,204	2,669	10,043	8,449
Investment product fees	1,524	1,719	5,021	5,219
Bank-owned life insurance	1,320	1,257	3,871	3,171
Net securities gains (losses)	745	(121)	1,758	(146)
Other income	2,731	3,184	8,398	13,593
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST INCOME	27,325	25,589	81,853	75,164
	-----------	-----------	-----------	-----------
Noninterest Expense
Salaries and employee benefits	34,041	29,425	104,398	95,339
Occupancy	3,938	3,708	11,839	10,663
Equipment	3,836	4,111	12,300	13,242
Marketing	1,393	1,857	5,858	5,394
FDIC insurance premiums	295	317	929	938
Processing	2,601	2,574	7,818	7,635
Communication and transportation	2,620	2,531	8,156	7,532
Professional fees	1,217	1,386	5,001	3,423
Other expenses	8,699	8,399	26,410	21,424
	-----------	-----------	-----------	-----------
	58,640	54,308	182,709	165,590
Merger and restructuring costs	--	18,852	9,703	37,503
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST EXPENSE	58,640	73,160	192,412	203,093
	-----------	-----------	-----------	-----------
Net income before income taxes	34,710	15,181	88,885	58,120
Provision for income taxes	8,577	1,958	20,568	12,047
	-----------	-----------	-----------	-----------
Net Income	26,133	13,223	68,317	46,073
	======	======	======	======
Net income per common share:
Basic	$0.45	$0.22	$1.15	$0.78
Diluted	$0.45	$0.22	$1.15	$0.77
Weighted average number of common shares outstanding:
Basic	58,790	60,403	59,438	59,301
Diluted	58,875	60,568	59,528	60,034

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
	Nine Months Ended
	September 30,
	2001	2000
($ in thousands) (Unaudited)	--------------------	--------------------
Cash flows from operating activities:
Net income	68,317	46,073
	-------------	------------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	10,169	9,815
Amortization of intangible assets	5,243	2,914
Net premium amortization (discount accretion) on investment securities	406	(2,102)
Provision for loan losses	17,400	16,838
Loss (gain) on sale of investment securities	(1,758)	15,423
Loss on sale of assets	950	10,930
(Increase) decrease in other assets	(14,008)	5,343
Decrease in accrued expenses and other liabilities	(16,430)	(17,117)
	------------	------------
Total adjustments	1,972	42,044
	------------	------------
Net cash flows provided by operating activities	70,289	88,117
	------------	------------
Cash flows from investing activities:
Cash and cash equivalents of subsidiary acquired	--	13,243
Purchase of investment securities available-for-sale	(1,029,107)	(732,865)
Proceeds from maturities and paydowns of investment securities available-for-sale	636,749	177,024
Proceeds from sales of investment securities available- for-sale	177,990	529,789
Net principal collected from (loans made to) customers:
Commercial	(155,682)	(169,282)
Mortgage	(269,965)	(309,474)
Consumer	(28,775)	(58,340)
Proceeds from sale of mortgage loans	519,674	283,842
Proceeds from sale of premises and equipment	1,041	2,098
Purchase of premises and equipment	(3,598)	(15,544)
	------------	------------
Net cash flows used in investing activities	(151,673)	(279,509)
	------------	------------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
Noninterest bearing demand	(20,159)	7,681
Savings, NOW and Money Market Accounts	24,631	(87,920)
Time deposits	(119,523)	208,941
Short-term borrowings	257,988	89,879
Other borrowings	4,762	(4,655)
Proceeds from guaranteed preferred beneficial interests in Company's subordinated debentures	--	50,000
Cash dividends paid	(30,243)	(28,947)
Common stock repurchased	(47,225)	(105,280)
Common stock reissued, net of shares used to convert subordinated debentures	2,104	14,863
	------------	------------
Net cash flows provided by financing activities	72,335	144,562
	------------	------------
Net decrease in cash and cash equivalents	(9,049)	(46,830)
Cash and cash equivalents at beginning of period	216,149	226,941
	------------	------------
Cash and cash equivalents at end of period	207,100	$180,111
	=======	=======
Total interest paid	$267,599	$265,652
Total taxes paid	$19,111	$18,033

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of September 30, 2001 and 2000 and December 31, 2000, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. All prior period information has been restated for the effects of business combinations accounted for as pooling-of-interests as discussed in Note 3.

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

Earnings Per Share Reconciliation

($ and shares in thousands except per share data):
	Three			Three
	Months Ended September 30, 2001			Months Ended September 30, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	-----------------	--------------	-------------	--------------	------------	-----------
Basic EPS
Net income from continuing
operations available to
common stockholders	$26,133	58,790	$0.45	$13,223	60,403	$0.22
			=====			=====

Effect of Dilutive
Securities:
Stock options	--	85		--	165
	----------	----------		----------	----------
Diluted EPS
Net income from continuing
operations available to
common stockholders
+ assumed conversions	$26,133	58,875	$0.45	$13,223	60,568	$0.22
	========	======	=====	======	======	=====

	Nine			Nine
	Months Ended September 30, 2001			Months Ended September 30, 2000
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	-----------------	--------------	-------------	--------------	------------	-----------
Basic EPS
Net income from continuing
Operations available to
Common stockholders	$68,317	59,438	$1.15	$46,073	59,301	$0.78
			=====			=====

Effect of Dilutive
Securities:
Stock options	--	90		--	230
8% convertible debentures	--	--		130	503
	----------	----------		----------	----------
Diluted EPS
Net income from continuing
Operations available to
Common stockholders
+ assumed conversions	$68,317	59,528	$1.15	$46,203	60,034	$0.77
	========	======	=====	======	======	=====

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

4. Investments Securities

The market value and amortized cost of investment securities as of September 30, 2001 are set forth below ($ in thousands):

	Market Value	Amortized Cost	Unrealized Gain (loss)

Available-for-sale	$2,080,544	$2,024,580	$55,964
	========	========	========

5. Borrowings

Old National called for redemption its 8% convertible subordinated debentures on May 14, 2000.

Old National has registered Series A Medium-Term Notes in the principal amount of $50 million. The series has been fully issued. As of September 30, 2001, a total of $23.0 million of the notes was outstanding, with maturities in 2002 and 2003 and fixed interest rates of 6.9%. At September 30, 2000, Old National had outstanding $24.5 million of medium term notes.

Old National also has registered Medium-Term Notes in the principal amount of $150 million. $87.5 million of notes are available for issuance at September 30, 2001. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of September 30, 2001, a total of $59.3 million of the notes were outstanding, with maturities ranging from one to seven years and fixed interest rates from 6.4% to 7.0%. At September 30, 2000, Old National had $59.3 million outstanding.

As of September 30, 2001, Old National has $25 million in an unsecured line of credit with an unaffiliated bank. This line of credit includes various arrangements to maintain compensating balances or pay fees. As of September 30, 2001, there was $2 million outstanding under this line. At September 30, 2000, there were no borrowings under this line.

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

Old National's designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the Balance Sheet. The change in fair value of the derivative and hedged item along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

At September 30, 2001, Old National has interest rate swaps with a notional value of $220 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $12.7 million as of September 30, 2001. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 4.37% to 7.23%. The contracts terminate on or prior to September 12, 2011.

On September 12, 2001, Old National entered into a forecasted interest rate swap with a notional value of $75 million. The transaction was designated as a cash flow hedge with the effective portion of the derivative's loss initially reported as a component of accumulated other comprehensive income (loss). Subsequent to the quarter ended September 30, 2001, this amount will be reclassified into earnings as a yield adjustment over the 10-year term of the $150 million 6.75% fixed-rate Subordinated Bank Notes issued on October 5, 2001. Changes in fair value and any ineffectiveness of the hedge were immaterial for the quarter and year-to-date ended September 30, 2001.

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

8. Comprehensive Income
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2000	2001	2000
	-------------------	-------------------	------------------	------------------
($ in thousands)
Net income	$26,133	$13,223	$68,317	$46,073
Unrealized gains (losses)
on securities:
Unrealized holding gains (losses)
arising during period, net of tax	14,379	9,288	33,846	8,447
Less: reclassification adjustment
for securities losses (gains)
realized in net income, net of tax	(454)	7,210	(1,072)	9,254
Cash flow hedges:
Net derivative losses, net of tax	(1,458)	--	(1,458)	--
	-------------	-------------	-------------	-------------
Net unrealized gains (losses)	12,467	16,498	31,316	17,701
	-------------	-------------	-------------	-------------
Comprehensive income	$38,600	$29,721	$99,633	$63,774
	========	========	========	========

9. Segment Data
	Community
	Banking	Treasury	Other	Total
September 30, 2001
Net interest income (loss)	$214,743	$74	$2,027	$216,844
Income tax expense (benefit)	25,715	(2,829)	(2,318)	20,568
Segment profit (loss)	58,322	13,202	(3,207)	68,317
Total assets	6,646,544	2,260,052	37,170	8,943,766

September 30, 2000
Net interest income (loss)	$221,671	$(17,033)	$(1,751)	$202,887
Income tax expense (benefit)	26,218	(1,181)	(12,990)	12,047
Segment profit (loss)	49,980	18,629	(22,536)	46,073
Total assets	6,674,712	2,130,050	2,082	8,806,844

10. Impact of Accounting Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combination." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Old National is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization. The Statement is effective for fiscal years beginning after December 15, 2001. Certain provisions of the Statement are effective for goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. Old National is in the process of assessing the impact of adopting the Statement on its financial position and results of operations. While the work will be formally completed by year-end, Old National believes that it will have no impairment adjustment to goodwill and intangible balances, which are currently $88 million. It is estimated that the positive impact on 2002 earnings of the elimination o f the amortization of goodwill will be approximately $5.4 million.

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

11. Merger and Restructuring Charges

During the second quarter of 2001, Old National announced that it would further restructure its regional banking administrative structure and incur additional expenses in the consolidation of ANB Corporation, which it acquired in the first quarter of 2000. The restructuring of the banking operations involved consolidating the administrative structure of the banking franchise from six regions into three regions and the closure or sale of up to 10 branches. Approximately 100 positions were eliminated and the charges associated with severance, facilities and equipment write-offs were $7.7 million. The operations and management integration plan was finalized for the ANB acquisition and additional charges of $2.0 million for personnel costs and costs of consolidating the operation function of the Trust business were recorded. The remaining restructuring charge accrual was $5.2 million as of September 30, 2001.

During the first quarter of 2000, Old National closed two mergers, finalized the charter consolidation efforts which began in 1999 and recorded related merger and restructuring charges of $22.5 million. Included in these charges were merger-related costs, system conversion costs, balance sheet restructuring, elimination of duplicate or unnecessary facilities, centralization of certain support functions and personnel severance costs related to these items. The majority of these charges have occurred. The remaining accrual as of September 30, 2001 is immaterial.

The components of the charges are shown below ($ in thousands).

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001
	--------------------	--------------------

Severance and related costs	$ --	$6,477
Fixed asset write-downs	--	2,047
Professional fees	--	428
Other	--	751
	-----------	-----------
Included in noninterest expense	$ --	$9,703
	=======	=======

	Three months ended	Nine months ended
	September 30, 2000	September 30, 2000
	---------------------	---------------------
Professional fees	$ --	$ 5,744
Severance and related costs	--	4,501
Fixed asset write-downs	--	3,687
Losses on sale of securities	11,896	15,277
Losses on sale of loans	6,407	6,407
Other	549	1,887
	----------	----------
Included in noninterest expense	18,852	37,503
Provision for loan losses	--	3,801
	----------	----------
Total	$18,852	$41,304
	======	======

  Stock Options

On June 27, 2001, Old National granted 1.4 million stock options to key employees at an option price of $26.39. The options vest 25% per year over a four year period and expire in 10 years. Old National can grant up to 6.3 million shares of common stock under the 1999 Equity Incentive Plan. Under this plan, active employees with unvested restricted stock shares could exchange those shares for stock options by August 27, 2001. On that date, 34,731 restricted stock shares were converted to stock options, totaling $440 thousand.

PART I. FINANCIAL INFORMATION

ITEM 2.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

The following management's discussion and analysis is presented to provide information concerning the financial condition of Old National as of September 30, 2001, as compared to September 30, 2000 and December 31, 2000, and the results of operations for the three and six months ended September 30, 2001 and 2000. Management's forward-looking statements are intended to benefit the reader, but are subject to various risks and uncertainties which may cause actual results to differ materially, including but not limited to: (1) economic conditions generally and in the financial services industry; (2) increased competition in the financial services industry; (3) actions by the Federal Reserve Board and changes in interest rates; and (4) governmental legislation and regulation.

Financial Condition

Old National's assets at September 30, 2001 were $8.944 billion, a 1.6% increase since September 2000 and a 2.7% increase since December 2000. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 1.4% over the prior year. During the past year, the mix of earning assets reflected loan growth of 0.1% while money market investments and investment securities increased a combined 5.4%. Since December 2000, earning assets increased 3.1% with loans decreasing 1.7% and investment securities and money market investments increasing 20.0%. Commercial real estate loans have increased 9.1% over the prior year and 4.1% over December 2000. Commercial loans have increased 11.6% over September 2000 and 12.0% since December 2000. Residential real estate loans have decreased 17.8% from the prior year and 21.6% from December 2000 due to sales or securitizations of existing and recently originated fixed-rate mortgage originations which began in the third quarter of 2000. The pace of new origination sales increased in 2001 due to the lower rate environment.

At September 30, 2001, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $63.2 million from $33.1 million as of December 31, 2000. As of these dates, under-performing assets in total were 1.01% and 0.52%, respectively, of total loans and foreclosed properties. The increase in nonaccrual loans resulted from the addition of a number of credits in industries that experienced the effects of the ongoing economic slowdown.

The increase in loans past due 90 days or more was centered in various loans that are either currently the subject of internal collection efforts or loans intentionally held past due by the bank until satisfactory restructuring efforts are completed. The increase in foreclosed properties was concentrated in a few, closely monitored properties that are actively being marketed for sale.
	September 30, 2001	December 31, 2000

	-------------------	-------------------
Nonaccrual loans	$40,643	$22,690
Restructured loans	--	227
Foreclosed properties	7,146	3,616
	-------	-------
Total non-performing assets	47,789	26,533
Past due 90 days or more	15,412	6,588
	-------	-------
Total under-performing assets	$63,201	$33,121
	=======	=======
Under-performing assets as a % of total
Loans and foreclosed properties	1.01%	0.52%
	=====	=====

As of September 30, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $21.0 million with no related allowance and $264.0 million with $69.9 million of related allowance.

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

For the nine months ended September 30, 2001, the average balance of impaired loans was $206.1 million and $12.9 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified and contains no concentrations of credit in any particular industry exceeding 10% of its portfolio. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 2001, increased $58.9 million or 0.9% compared to September 2000. Brokered certificates of deposit, included in time deposits, decreased $337.4 million since September 2000. The growth in core deposits replaced maturing brokered certificates of deposit. Since December 2000, total deposits decreased $114.6 million or 2.3% with brokered certificates of deposit decreasing $298.0 million in this same period. The growth in core deposits and additional FHLB borrowings replaced maturing brokered certificates of deposit.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $48.5 million since September 2000 and increased $218.0 million since December 2000. Other borrowings, which is primarily advances from Federal Home Loan Banks, increased $2.7 million over September 2000 and increased $5.2 million over December 2000.

Capital

Total shareholders' equity increased $21.0 million since September 2000 and $24.2 million since December 2000. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, increased $44.9 million since September 2000 and increased $31.3 million since December 2000. Subsequent to the quarter ended September 30, 2001, Old National issued $150 million of Subordinated Bank Notes which will qualify as Tier II capital.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:
	Regulatory Guidelines		September 30,		December 31,
	-------------------------------------------		---------------------------		---------------
	Minimum	Well-Capitalized	2001	2000	2000
Risk-based capital:	-------------------	-----------------------	-------------	-------------	---------------
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	6.61%	6.95%	6.68%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	9.16	9.57	9.24
Total capital to risk-adjusted total assets	8.00	10.00	10.35	10.74	10.41
Shareholders' equity to total assets	N/A	N/A	7.27	7.15	7.14

Asset/Liability Management

Old National actively manages its asset/liability position. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates.

Old National uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. Old National simulates several possible interest rate scenarios, including an instantaneous change in rates of up and down 200 basis points along the entire yield curve (parallel rate shocks). Policy guidelines limit the cumulative net interest income sensitivity over a 24 month period to +/- 5% in the up or down 200 basis point parallel rate shocks. Several factors, most significantly very low market interest rates at September 30, 2001, contributed to projected cumulative net interest income sensitivity over a 24 month period of -8.4% in a down 200 basis point parallel rate shock and -0.7% in an up 200 basis point parallel rate shock. Old National is currently evaluating the factors contributing to its projected rate sensitivity in a down 200 basis point parallel rate shock and is making changes where and when practical to bring its rate sensitivity wi thin the guideline.

Results of Operations

Net Income

Net income for the quarter ended September 30, 2001 was $26.1 million, compared to $13.2 million for the same quarter last year with the inclusion of significant merger and restructuring costs as discussed below. Year-to-date net income, including merger and restructuring costs were $68.3 million for 2001 and $46.1 million for 2000. Diluted earnings per common share were $0.45 for the quarter compared to $0.22 for the same period of the prior year. Diluted earnings per share were $1.15 for 2001 compared to $0.77 for 2000.

The year-to-date 2001 results included $9.7 million of merger and restructuring charges recorded in the second quarter. This includes $6.5 million of severance and employee-related costs, $2.1 million of fixed asset write downs and $1.1 million of other costs. The year-to-date 2000 results included $41.3 million of merger and restructuring charges. Included in the 2000 merger and restructuring charge was $15.3 million in securities losses related to the Heritage and ANB balance sheet restructuring, $6.4 million of losses on sales of loans, $4.5 million of severance and employee-related costs, $5.7 million in professional fees, $3.7 million in write-downs of fixed assets and $1.9 million of other merger and restructuring costs. Also included in the $41.3 million merger and restructuring expense was a $3.8 million provision for loan losses that was charged to earnings on the merger date to conform ANB with Old National's credit policies.

Excluding the above merger and restructuring charges, return on average assets (ROA) for the quarter was 1.18% for 2001 and 1.13% for 2000. Return on equity (ROE) for the quarter was 16.88% for 2001 and 15.75% for 2000. Year-to-date, ROA was 1.12% in 2001 compared to 1.15% in 2000 and ROE was 15.89% for 2001 and 15.91% for 2000. Growth in net interest income and other income offset some of the additional expenses during the quarter.

Net Interest Income/Net Interest Margin (taxable equivalent basis)

Quarter-to-date net interest income for 2001 was $78.9 million, an 8.7% increase over 2000. The net interest margin for the quarter was 3.82% for 2001 compared to 3.56% for 2000. Year-to-date net interest income for 2001 was $232.6 million, a 7.0% increase over 2000. The net interest margin for the nine months ended was 3.76% for 2001 compared to 3.70% for 2000.

Provision and Allowance for Loan Losses

The provision for loan losses was $7.4 million for the quarter compared to $5.0 million for the same quarter in 2000. The increase in the quarter was due to continued loan growth, changes in loan mix and slightly higher charge-offs. The year-to-date provision for loan losses was $17.4 million for 2001 compared to $16.9 million for 2000. Merger-related provision was $3.8 million in the first quarter of 2000. Old National's net charge-offs were 0.42% of average loans for the current quarter, compared to 0.42% in the same quarter of 2000. This rate year-to-date was 0.34% for 2001 and 0.28% for 2000.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for potential losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.20% at September 30, 2001 compared to 1.15% in 2000. The allowance for loan losses covers all under-performing loans by 1.3 times at September 30, 2001 and 2.5 times at December 31, 2000.

Noninterest Income

Excluding securities gains (losses), noninterest income increased 3.4% in the three months ended September 30, 2001 and 6.4% year-to-date as compared to the same period in 2000. Service charges on deposit accounts were up 2.8% for the quarter and 25.4% year-to-date mainly due to additional overdraft fees generated. Loan and mortgage banking revenue increase $1.2 million for the quarter and $3.0 million for the year compared to prior year. These increases are due to additional mortgage banking revenue as mortgage originations have increased with the lower rate environment in 2001. Insurance premiums and commissions increased 20.0% over 2000 due to the acquisition of an insurance subsidiary subsequent to the quarter ended September 2000. Bank-owned life insurance increased $0.1 million for the quarter and $0.7 million for the year over prior year due to increased earnings on the underlying assets that benefited from continued impact of the higher rate environment during most of 2000. Year-to-date ot her income in 2000 included a gain of $4.9 million on the sale of Old National's credit card business. These sales also negatively impacted subsequent loan fees.

Noninterest Expense

Before restructuring, noninterest expense increased 8.0% in the third quarter and 10.3% for the nine months of 2001 compared to 2000. Salaries and benefits, together the largest individual component of noninterest expense, increased 15.7% in the quarter and 9.5% for the year-to-date. During September 2000, Old National reversed incentive expenses totaling $2.8 million due to net income not meeting incentive targets. Had these expenses been included in the third quarter, salaries and benefits would have increased 5.6% for the quarter and 6.4% for the year to date. This increase was due, in part, to a bank merger occurring in July 2000. Increases in utilities and real estate taxes and the addition of new offices caused occupancy expense to increase 11.0% over prior year, 6.2% for the quarter. Professional fees increased $1.6 million year-to-date due to additional legal related expenses and one-time consulting expenses incurred for implementation of the new Privacy Act requirements. Other expense i ncreased $5.0 million year-to-date. The current year other expense includes an increase of amortization of intangible assets of $0.4 million quarter-to-date, $2.3 million year-to-date and checking and saving losses over 2000 of a nominal change for the quarter and $1.3 million for the nine months. Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes

The provision for income taxes, as a percentage of pre-tax income, was 24.7% compared to 12.9% in 2000 for the quarter and 23.1% for 2001 and 20.7% for 2000 year-to-date. Excluding merger and restructuring charges, the percentages would be 24.7% compared to 28.0% in 2000 for the quarter and 24.7% for 2001 and 27.8% for 2000 year-to-date. The decrease in the quarter-to-date and year-to-date percentages compared to prior year excluding merger and restructuring charges is due to additional tax-exempt income and state income tax strategies.

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

(b)      Reports on Form 8-K filed during the quarter ended September 30, 2001.

         NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old National BANCORP

(Registrant)
By:	s/s John S. Poelker
--------------------------------
John S. Poelker
Executive Vice President
Chief Financial Officer

Date: November 14, 2001

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