Form 10-K
period 2001-12-31
OLD NATIONAL BANCORP /IN/
filed 2002-03-14
CIK 707179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

----------------
FORM 10-K
----------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (computed by the last sale of such stock as reported on the Nasdaq National Market System, as of February 14, 2002) of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $1,468 million. The total number of shares of Registrant's common stock outstanding as of that date was 61,000,000. In calculating the market value of securities by non-affilites of the Registrant, the Registrant has treated as securities held by affiliates as of February 14, 2002, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant's trust department in a fiduciary capacity.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 2001 is incorporated by reference into Part II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002, is incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2001 ANNUAL REPORT ON FORM 10-K
-------------------------------

Table of Contents

OLD NATIONAL BANCORP
2001 ANNUAL REPORT ON FORM 10-K
-------------------------------
PART I

Item 1. BUSINESS

     Old National Bancorp (the "Registrant") is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Through its nonbank affiliates, the Registrant provides services incidental to the business of banking. Since its formation in 1982, the Registrant has acquired more than 40 financial institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. In 1999, the Registrant initiated its charter consolidation program named One Bank, whereby all of the Registrant's subsidiary banks were merged into one charter now named Old National Bank. The final charter consolidation was completed in March 2001. Old National Bank is currently the sole bank subsidiary of the Registrant. As of December 31, 2001, the Registrant employed 2,741 full-time equivalent employees. For further discussion of the business of the Registrant see Management 's Discussion and Analysis in Part II, Item 7. Information about the Registrant's business segments is included in Note 15 (page 42 of the Notes to the consolidated financial statements in the Registrant's 2001 Annual Report to Shareholders) and is incorporated by reference and attached to this filing as Exhibit 13.

Banking Affiliate

     As of December 31, 2001, the Registrant's affiliate bank operates over 140 banking centers throughout Indiana, Illinois, Kentucky, Tennessee and Ohio.

     The Registrant's banking centers are engaged in a wide range of commercial and consumer banking activities, including accepting demand, savings, and time deposits; making commercial, consumer, and real estate loans; providing debit card and other electronically accessed banking services; money management services; Internet banking; and providing other services relating to the general banking business. Certain of the Registrant's banking centers also offer electronic data processing and correspondent banking services; originate, market, and service mortgage loans; and rent safe deposit facilities.

Nonbank Affiliates

     Indiana Old National Insurance Company ("IONIC") and Central Life Insurance Company reinsures credit life, accident, and health insurance. In addition, IONIC provides captive property and casualty insurance for the Registrant and reinsures most of the coverage to non-affiliated carriers. Fiduciary and trust services are offered through an affiliate trust company. Old National Realty owns certain properties in Evansville, Indiana, leased by affiliates. Various subsidiaries of the affiliate bank sell brokerage and insurance products including property and casualty, life, and disability insurance.

Supervision and Regulation

     The Registrant is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

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

     Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Registrant's affiliate bank exceeded the risk-based capital requirements of the FDIC and OCC as of December 31, 2001. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 2001, see the information under the caption of Capital Resources in the Management Discussion and Analysis of Financial Condition section of the Annual Report to Shareholders for the year ended December 31, 2001.

     The Registrant's affiliate bank is subject to the provisions of the National Bank Act, is supervised, regulated, and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.

     A substantial portion of the Registrant's cash revenue is derived from dividends paid to it by its affiliate bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 13 of the financial statements referenced in Item 8.

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

     Branching by the Registrant's affiliate bank is subject to the jurisdiction and requires notice to or the prior approval of the bank's primary federal regulatory authority and, if the branching bank is a state bank, the respective state's banking agency.

     The Registrant and its affiliate bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated parties.

     FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including the Registrant's affiliate bank. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicity traded shares, and such other standards as the agency deems appropriate.

     The deposits of the Registrant's affiliate bank are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund ("SAIF"). Accordingly, the Registrant's affiliated bank pays deposit insurance premiums to both BIF and SAIF.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

     The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies to conduct essentially unlimited securities, investment advice and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. The Registrant has elected to be a financial holding company. As a result of the GLBA, the Registrant may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. The Registrant does not anticipate significant changes in its products or services as a result of the GLBA.

     GLBA established new requirements for financial institutions to provide enhanced privacy protections to customers. In June of 2000, the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. Financial institutions are required to provide notice to consumers which details its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to nonaffiliated third parties and provides an "opt-out" method which enables consumers to prevent the financial institution from disclosing customer information to nonaffiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and the Registrant was in compliance at such date and continues to be in compliance.

     In addition to the matters discussed above, the Registrant's affiliate bank is subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

     Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures, and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or the Registrant and its affiliate bank in particular would be affected.

Risk Factors

     A cautionary note about forward-looking statements. In its oral and written communication, the Registrant from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." The Registrant may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Registrant undert akes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 7 of this Form 10-K, lists some of the factors which could cause the Registrant's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-K. Other uncertainties which could affect the Registrant's future performance include the effects of competition, technological changes and regulatory developments (see the discussion under the heading "Supervision and Regulation" above); changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Registrant's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Registrant in its other filings from time to time when considering any forward-looking statement.

Item 2. PROPERTIES

     The principal executive offices of the Registrant, and its community banking and treasury segments, are located in leased space in the multi-story Old National Bank building located at 420 Main Street, Evansville, Indiana. The building is owned by a non-affiliated third party. The Registrant expects to begin construction of a new headquarters building in Evansville, Indiana, before the end of 2002, with completion expected during 2004. Cost of the new headquarters is estimated at $47 million.

     The Registrant's affiliate bank conducts business primarily from facilities Old National Bank owns. Of the over 140 banking centers operated by Old National Bank in Indiana, Illinois, Kentucky, Tennessee and Ohio, 30 are leased from non-affiliated third parties and the remainder are owned by Old National Bank and are free from mortgages and major encumbrances.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 2001.

PART II
Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Page 45 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is expressly incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     Page 13 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is expressly incorporated herein by reference.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 14 through 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is expressly incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Page 18 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is expressly incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 28 through 43 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is expressly incorporated herein by reference.

INDEPENDENT ACCOUNTANTS' REPORT
To the Stockholders and Board of Directors
ANB Corporation
Muncie, Indiana

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of ANB Corporation for the year ended December 31, 1999 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the results of operations and cash flows of ANB Corporation for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of ANB Corporation for any period subsequent to December 31, 1999.

/s/ BKD, LLP
BKD, LLP
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

     Not applicable
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1. Financial Statements:

Report of Independent Accountants
Consolidated Balance Sheet--December 31, 2001 and 2000
Consolidated Statement of Income--Years Ended December 31, 2001, 2000, and 1999
Consolidated Statement of Changes in Shareholders' Equity--Years Ended December 31, 2001, 2000, and 1999
Consolidated Statement of Cash Flows--Years Ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements

Incorporated by reference to pages 27 through 43 of the Registrant's Annual Report for the year ended December 31, 2001 attached hereto as Exhibit 13.

2. Financial Statement Schedules

The schedules for Registrant and its subsidiaries are omitted because absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (page 15, including executive compensation plans and arrangements which are identified separately by asterisk).

With the exception of the information herein expressly incorporated by reference, the 2001 Proxy Statement is not to be deemed filed as part of this Annual Report in Form 10-K.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2001.

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By: /s/ James A. Risinger 3/13/2002
--------------------------- ---------
James A. Risinger,
Chairman of the Board of Directors,
President and CEO (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on 3/13/2002 by the following persons on behalf of the Registrant and in the capacities indicated.

By:
----------------------------------
David L. Barning, Director

By:
----------------------------------
Richard J. Bond, Director

By: /s/ Alan W. Braun
----------------------------------
Alan W. Braun, Director

By:
----------------------------------
Wayne A. Davidson, Director

By: /s/ Larry E. Dunigan
----------------------------------
Larry E. Dunigan, Director

By:
----------------------------------
David E. Eckerle, Director

By: /s/ Andrew E. Goebel
----------------------------------
Andrew E. Goebel, Director

By: /s/ Phelps L. Lambert
----------------------------------
Phelps L. Lambert, Director

By: /s/ Ronald B. Lankford
----------------------------------
Ronald B. Lankford, Director

By:
----------------------------------
Lucien H. Meis, Director

By:
----------------------------------
Louis L. Mervis, Director

By: /s/ James A. Risinger
----------------------------------
James A. Risinger,
Chairman of the Board of Directors,
President and CEO (Principal
Executive Officer)

By:
----------------------------------
John N. Royse, Director

By: /s/ Marjorie Soyugenc
----------------------------------
Marjorie Soyugenc, Director

By: /s/ Kelly N. Stanley
----------------------------------
Kelly N. Stanley, Director

By: /s/ Charles D. Storms
----------------------------------
Charles D. Storms, Director

By: /s/ John S. Poelker
----------------------------------
John S. Poelker,
Executive Vice President and Chief
Financial Officer (Principal
Financial Officer)

By: /s/ Ronald W. Seib
----------------------------------
Ronald W. Seib,
Vice President-Corporate Controller
(Principal Accounting Officer)
INDEX OF EXHIBITS
Exhibit
Number

3 (i)   Articles of Incorporation of the Registrant (incorporated by         reference to Exhibit 3(i) of the Registrant's Quarterly Report         on Form 10-Q for the quarter ended June 30, 2000, dated August 14,         2000).

3 (ii) By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

4       Rights Agreement, dated March 1, 1990, between the Registrant and         Old National Bank in Evansville, as Trustee, as amended on March         1, 2000 (incorporated by reference to Form 8-A dated March 1, 1990         and Form 8-A dated March 1, 2000).

10 Material contracts

(a) Distribution Agreement (incorporated by reference to Amendment No. 2 of the Registrant's Registration Statement on Form S-3, File No. 333-29433, dated July 23, 1997).

(b) Old National Bancorp Employees' Retirement Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

(c) Employees' Savings and Profit Sharing Plan of Old National Bancorp (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

        (d) Form of Severance Agreement for James A. Risinger, Thomas F.         Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as         amended (incorporated by reference to the Registrant's Quarterly         Report on Form 10-Q for the quarter ended June 30, 1998).*

(e) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001)*.

(f) Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Registrant's Post-Effective Amendment of the Registration Statement on Form S-3 filed on August 14, 2000).

13 Portions of the Annual Report to Shareholders for the year ended December 31, 2001.

21 Subsidiaries of the Registrant
23	(a) Consent of PricewaterhouseCoopers
(b) Consent of BKD, LLP (successor firm in merger of Olive, LLP and Baird Kurtz & Dobson)
(c) Consent of Heathcott & Mullaly, P.C.

* - Management contract or compensatory plan or arrangement