Form 10-Q
period 2002-03-31
OLD NATIONAL BANCORP /IN/
filed 2002-05-14
CIK 707179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File Number 0-10888

                    -----------------------------------------


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 61.2 million shares outstanding at March 31, 2002.

                              OLD NATIONAL BANCORP
                                    FORM 10-Q
                                      INDEX

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                   Page No.
                                                                      --------
               Consolidated Balance Sheet
               March 31, 2002 and 2001, and December 31, 2001            3

               Consolidated Statement of Income
               Three months ended March 31, 2002 and 2001                4

               Consolidated Statement of Cash Flows
               Three months ended March 31, 2002 and 2001                5

               Notes to Consolidated Financial Statements                6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             12

Item 3.        Quantitative and Qualitative disclosures about
               Market Risk                                               14

PART II        OTHER INFORMATION                                         15

SIGNATURES                                                               16

INDEX OF EXHIBITS                                                        17

Old National Bancorp
Consolidated Balance Sheet
($ in thousands) (Unaudited)                                               March 31,          December 31,
                                                                     2002           2001           2001
                                                                 -----------    -----------    -----------
Assets
Cash and due from banks                                          $   173,218    $   182,093    $   224,663
Money market investments                                              19,669         45,691         71,703

Investment securities:
  U.S. Treasury                                                        5,234          2,512          5,300
  U.S. Government agencies and corporations                        1,877,070      1,197,677      1,527,561
  Obligations of states and political subdivisions                   601,587        568,246        594,557
  Other                                                              115,912        168,796        120,967
                                                                 -----------    -----------    -----------
Investment securities - available-for-sale, at fair value          2,599,803      1,937,231      2,248,385
                                                                 -----------    -----------    -----------
Loans:
  Commercial                                                       1,693,608      1,634,450      1,742,937
  Commercial real estate                                           1,848,925      1,834,082      1,848,945
  Residential real estate                                          1,349,644      1,755,056      1,477,180
  Consumer credit, net of unearned income                          1,035,750      1,041,143      1,063,792
                                                                 -----------    -----------    -----------
    Total loans                                                    5,927,927      6,264,731      6,132,854

Allowance for loan losses                                            (76,791)       (73,937)       (74,241)
                                                                 -----------    -----------    -----------
     NET LOANS                                                     5,851,136      6,190,794      6,058,613
                                                                 -----------    -----------    -----------
Other assets                                                         525,249        453,867        477,109
                                                                 -----------    -----------    -----------
     TOTAL ASSETS                                                $ 9,169,075    $ 8,809,676    $ 9,080,473
                                                                 ===========    ===========    ===========
Liabilities
Deposits:
  Noninterest-bearing demand                                     $   708,578    $   625,452    $   733,814
  Interest-bearing:
    Savings, NOW and money market                                  2,275,557      2,078,041      2,206,161
    Time deposits                                                  3,637,853      3,681,981      3,676,465
                                                                 -----------    -----------    -----------
     TOTAL DEPOSITS                                                6,621,988      6,385,474      6,616,440

Short-term borrowings                                                635,405        645,989        602,312
Guaranteed preferred beneficial interests in
   subordinated debentures                                            50,000         50,000         50,000
Other borrowings                                                   1,128,809      1,008,766      1,083,046
Accrued expenses and other liabilities                                85,827         76,828         89,440
                                                                 -----------    -----------    -----------
     TOTAL LIABILITIES                                             8,522,029      8,167,057      8,441,238
                                                                 -----------    -----------    -----------
Shareholders' Equity
Common stock                                                          61,161         59,817         61,174
Capital surplus                                                      471,812        444,275        472,467
Retained earnings                                                    108,488        118,806         91,062
Accumulated other comprehensive income, net of tax                     5,585         19,721         14,532
                                                                 -----------    -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                     647,046        642,619        639,235
                                                                 -----------    -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 9,169,075    $ 8,809,676    $ 9,080,473
                                                                 ===========    ===========    ===========

The accompanying notes are an integral part of this statement

Old National Bancorp
Consolidated Statement of Income                        Three Months Ended
($ and shares in thousands, except per share data)           March 31,
(Unaudited)                                               2002      2001
                                                        -------------------

Interest Income
Loans including fees:
  Taxable                                               $103,776   $131,775
  Nontaxable                                               4,344      3,694
Investment securities:
  Taxable                                                 24,944     22,949
  Nontaxable                                               7,185      6,652
Money market investments                                     101        246
                                                        --------   --------
     TOTAL INTEREST INCOME                               140,350    165,316
                                                        --------   --------
Interest Expense
Savings, NOW and money market deposits                     7,233     15,338
Time deposits                                             41,506     55,963
Short-term borrowings                                      2,425      8,312
Other borrowings                                          14,729     15,882
                                                        --------   --------
   TOTAL INTEREST EXPENSE                                 65,893     95,495
                                                        --------   --------
   NET INTEREST INCOME                                    74,457     69,821
Provision for loan losses                                  7,500      4,000
                                                        --------   --------
   NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                            66,957     65,821
                                                        --------   --------
Noninterest Income
Trust fees                                                 4,990      5,238
Service charges on deposit accounts                        9,343      9,647
Mortgage banking revenue                                   3,221        783
Loan fees                                                    395        268
Insurance premiums and commissions                         4,183      3,398
Investment product fees                                    1,772      1,737
Bank-owned life insurance                                  1,233      1,259
Net securities gains                                       1,565         81
Other income                                               3,805      2,850
                                                        --------   --------
     TOTAL NONINTEREST INCOME                             30,507     25,261
                                                        --------   --------
Noninterest Expense
Salaries and employee benefits                            36,204     35,626
Occupancy                                                  3,809      4,117
Equipment                                                  3,836      4,194
Marketing                                                  1,944      1,901
FDIC insurance premiums                                      290        327
Processing                                                 2,954      2,636
Communication and transportation                           2,971      2,834
Professional fees                                          1,938      1,713
Other expenses                                             7,318      8,589
                                                        --------   --------
     TOTAL NONINTEREST EXPENSE                            61,264     61,937
                                                        --------   --------
Income before income taxes                                36,200     29,145
Provision for income taxes                                 8,339      7,045
                                                        --------   --------
     Net Income                                         $ 27,861   $ 22,100
                                                        ========   ========
Net income per common share:
     Basic                                              $   0.46   $   0.35
     Diluted                                            $   0.46   $   0.35
Weighted average number of common shares outstanding:
     Basic                                                61,127     62,950
     Diluted                                              61,220     63,053

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
                                                                                     Three Months Ended
                                                                                            March 31,
                                                                                       2002         2001
($ in thousands) (Unaudited)                                                        ----------------------
----------------------------
Cash flows from operating activities:
Net income                                                                          $  27,861    $  22,100
                                                                                    ---------    ---------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

   Depreciation                                                                         3,196        3,482
   Amortization of intangible assets                                                      242        1,709
   Net premium amortization (discount accretion) on investment securities               1,300           15
   Provision for loan losses                                                            7,500        4,000
   Loss (gain) on sale of investment securities                                        (1,565)         (81)
   Loss (gain) on sale of assets                                                         (174)         (76)
   Residential real estate loans originated for sale                                 (211,895)    (165,808)
   Proceeds from sale of mortgage loans                                               212,110      165,957
   (Increase) decrease in other assets                                                (50,301)      (4,808)
   Decrease in accrued expenses and other liabilities                                   2,366       (7,685)
                                                                                    ---------    ---------
   Total adjustments                                                                  (37,221)      (3,295)
                                                                                    ---------    ---------
   Net cash flows provided by (used in) operating activities                           (9,360)      18,805
                                                                                    ---------    ---------
Cash flows from investing activities:
Purchase of investment securities available-for-sale                                 (651,775)    (459,950)
Proceeds from maturities and paydowns of investment securities available-for-sale     198,979      341,631
Proceeds from sales of investment securities available- for-sale                       86,789       22,133
Net principal collected from (loans made to) customers:
   Commercial                                                                          47,318      (30,249)
   Mortgage                                                                           126,540      112,355
   Consumer                                                                            26,119       (2,420)
Proceeds from sale of premises and equipment                                            1,163          272
Purchase of premises and equipment                                                     (2,553)        (688)
                                                                                    ---------    ---------
   Net cash flows used in investing activities                                       (167,420)     (16,916)
                                                                                    ---------    ---------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest bearing demand                                                         (25,236)     (85,961)
   Savings, NOW and Money Market Accounts                                              69,396       (3,473)
   Time deposits                                                                      (38,612)    (108,998)
   Short-term borrowings                                                              (49,907)      86,166
   Other borrowings                                                                   128,763      145,601
Cash dividends paid                                                                   (10,402)     (10,189)
Common stock repurchased                                                               (6,699)     (14,699)
Common stock reissued, net of shares used to convert subordinated debentures            5,998        1,299
                                                                                    ---------    ---------
   Net cash flows provided by financing activities                                     73,301        9,746
                                                                                    ---------    ---------
Net decrease in cash and cash equivalents                                            (103,479)      11,635
Cash and cash equivalents at beginning of period                                      296,366      216,149
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $ 192,887    $ 227,784
                                                                                    =========    =========
   Total interest paid                                                              $  67,620    $ 103,151
   Total taxes paid                                                                 $      --    $   5,080

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2002 and 2001 and December 31, 2001, and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001.

2.   Impact of Accounting Changes

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (Statement 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but to instead test those assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values.

Old National adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, Old National had unamortized goodwill in the amount of $ 82.8 million, and unamortized identifiable intangible assets in the amount of $4.4 million, all of which were subject to the transition provisions of Statements 141 and 142. As part of its adoptions of Statement 142, Old National performed a transitional impairment test on its goodwill assets, which indicated no impairment charge was required. Old National does not currently have any indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $5.4 million or approximately $0.09 per share in 2002 as a result of Old National no longer having to amortize goodwill against earnings. At March 31, 2002 and 2001, Old National had $ 5.0 million and $ 5.1 million, respectively, in unamortized identifiable intangible assets substantially all of which were core deposit intangibles. Total amortization expense associated with these intangible assets in the first quarter of 2002 and 2001 was $242 thousand and $224 thousand, respectively.

($ in thousands):

Estimated amortization expense in future years:
-----------------------------------------------
For the year ended:
                   2003                                $  925
                   2004                                   925
                   2005                                   899
                   2006                                   776
                   2007                                   559

The following table is a reconciliation of net income and earnings per share excluding goodwill amortization for the year ended December 31, 2001 and quarter ended March 31, 2001:

 ($ in thousands except per share data):
                                                         For the Year Ended               For the Quarter Ended
                                                          December 31, 2001                   March 31, 2001
                                                     ---------------------------        ---------------------------
                                                       Net             Earnings           Net             Earnings
                                                     Income            Per Share        Income            Per Share
                                                     ------            ---------        ------            ---------
Basic earnings per common share computation:
  Reported net income                                $93,044              $1.49         $22,100              $0.35
  Add back goodwill amortization                       5,417                .09           1,368                .02
                                                     -------              -----         -------              -----
  Adjusted net income / Earnings per share           $98,461              $1.58         $23,468              $0.37
                                                     =======              =====         =======              =====
Diluted earnings per common share computation:
  Reported net income                                $93,044              $1.49         $22,100              $0.35
 Add back goodwill amortization                        5,417                .09           1,368                .02
                                                     -------              -----         -------              -----
  Adjusted net income / Earnings per share           $98,461              $1.58         $23,468              $0.37
                                                     =======              =====         =======              =====

3.   Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 25, 2002 to shareholders of record on January 4, 2002. All share and per share data presented herein have been restated for the effects of the stock dividend. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data):

                                                  Three                                  Three
                                               Months Ended                          Months Ended
                                              March 31, 2002                         March 31, 2001
                                              --------------                         --------------
                                                                Per Share                          Per Share
                                     Income          Shares      Amount       Income      Shares     Amount
                                   ---------------------------------------------------------------------------
Basic EPS
---------
Net income from continuing
 operations available to
  common stockholders               $27,861          61,127       $0.46      $22,100      62,950     $0.35
                                                                  =====                              =====
Effect of Dilutive
 Securities:
Stock options                            --              93                       --         103
                                    -------          ------                  -------      ------
Diluted EPS
-----------
Net income from continuing
 operations available to
  common stockholders
  + assumed conversions             $27,861          61,220       $0.46      $22,100      63,053     $0.35
                                    =======          ======       =====      =======      ======     =====

4.   Investments Securities

The market value and amortized cost of investment securities as of March 31, 2002 are set forth below ($ in thousands):

                               Market Value    Amortized Cost    Unrealized Gain
                               ------------    --------------    ---------------

         Available-for-sale     $2,599,803       $2,588,552          $11,251
                                ==========       ==========          =======

5.   Borrowings

During 2001, Old National issued $150 million of subordinated bank notes bearing a fixed interest rate of 6.75%, payable semiannually, and maturing in 2011. The notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National may issue and sell up to a maximum of $1 billion.

Old National has registered Series A medium-term notes in the principal amount of $50 million. The series has been fully issued. As of March 31, 2002, a total of $23.0 million of the notes was outstanding, with maturities in 2002 and 2003 and fixed interest rates of 6.9%. At March 31, 2001, Old National had outstanding $24.5 million of medium-term notes.

Old National also has registered medium-term notes in the principal amount of $150 million. $87.5 million of notes are available for issuance at March 31, 2002. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of March 31, 2002, a total of $59.3 million of the notes were outstanding, with maturities ranging from one to seven years and fixed interest rates from 6.4% to 7.0%. At March 31, 2001, Old National had $59.3 million outstanding.

As of March 31, 2002, Old National has $25 million in an unsecured line of credit with an unaffiliated bank. This line of credit includes various arrangements to maintain compensating balances or pay fees. As of March 31, 2002 and 2001, there were no borrowings under this line.

The contractual maturities of long-term debt are as follows:


                                          Guaranteed Preferred
                          Other          Beneficial Interest in
                        Borrowings       Subordinated Debentures       Total
                        ----------       -----------------------       -----
    Due in 2002         $   88,100             $      -             $   88,100
    Due in 2003            184,352                    -                184,352
    Due in 2004            206,700                    -                206,700
    Due in 2005            130,053                    -                130,053
    Due in 2006             52,442                    -                 52,442
    Thereafter             467,162               50,000                517,162
                        ----------             --------             ----------
    Total               $1,128,809             $ 50,000             $1,178,809
                        ==========             ========             ==========


6.   Guaranteed Preferred Beneficial Interests in Subordinated Debentures

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

Subsequent to the quarter ended March 31, 2002, Old National issued $100 million of trust preferred securities through a subsidiary, Old National Capital Trust
II. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0%, or $2.00 per share, payable quarterly, and maturing on April 15, 2032.

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

Old National designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the Balance Sheet. The change in fair value of the derivative and hedged item along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

At March 31, 2002, Old National had interest rate swaps with a notional value of $374 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $2.4 million as of March 31, 2002. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 4.37% to 9.50%. The contracts terminate on or prior to March 27, 2012.

During 2001, Old National entered into a forecasted interest rate swap with a notional value of $75 million. The transaction was designated as a cash flow hedge with the effective portion of the derivative's loss initially reported as a component of accumulated other comprehensive income (loss). Upon termination, this amount is being reclassified into earnings as a yield adjustment over the 10-year term of the $150 million 6.75% fixed-rate subordinated bank notes issued on October 5, 2001.

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

8. Comprehensive Income

                                                     Three Months Ended
                                                           March 31,
                                                     2002           2001
                                                  -----------------------
($ in thousands)
Net income                                        $ 27,861       $ 22,100
Unrealized gains (losses)
  on securities:
  Unrealized holding gains (losses)
     arising during period, net of tax              (8,036)        17,816
  Less: reclassification adjustment
     for securities losses (gains)
     realized in net income, net of tax               (955)           (49)
Cash flow hedges:
  Reclassification of net derivative losses,
    net of tax                                          44             --
                                                  --------       --------
  Net unrealized (losses) gains                     (8,947)        17,767
                                                  --------       --------
Comprehensive income                              $ 18,914       $ 39,867
                                                  ========       ========


9. Segment Data

                                   Community
                                    Banking          Treasury           Other             Total
                                    -------          --------           -----             -----
March 31, 2002
--------------
Net interest income               $    61,309      $    12,677       $       471       $    74,457
Income tax expense (benefit)            9,288           (1,433)              484             8,339
Segment profit                         22,559            4,309               993            27,861
Total assets                        6,163,685        2,857,626           147,764         9,169,075

March 31, 2001
--------------
Net interest income (loss)        $    76,162      $    (3,682)      $    (2,659)      $    69,821
Income tax expense (benefit)            8,402           (1,226)             (131)            7,045
Segment profit (loss)                  18,852            3,493              (245)           22,100
Total assets                        6,537,608        2,229,183            42,885         8,809,676

10. Merger and Restructuring Charges

During the second quarter of 2001, Old National announced that it would further restructure its regional banking administrative structure and incur additional expenses in the consolidation of ANB Corporation, which it acquired in the first quarter of 2000. The restructuring of the banking operations involved consolidating the administrative structure of the banking franchise from six regions into three regions and the closure or sale of up to 10 branches. Approximately 100 positions were eliminated and the charges associated with severance, facilities and equipment write-offs were $7.7 million. The operations and management integration plan was finalized for the ANB acquisition and additional charges of $2.0 million for personnel costs and costs of consolidating the operation function of the Trust business were recorded. The remaining restructuring charge accrual was $2.6 million as of March 31, 2002.

11. Stock Options

On January 22, 2002, Old National granted 1.8 million stock options to key employees at an option price of $23.83. On June 27, 2001, Old National granted
1.5 million stock options to key employees at an option price of $25.13. The options vest 25% per year over a four year period and expire in 10 years. If certain financial targets are achieved, vesting is accelerated. Old National can grant up to 6.6 million shares of common stock under the 1999 Equity Incentive Plan. Under this plan, active employees with unvested restricted stock shares could exchange those shares for stock options by August 27, 2001. On that date, 36,468 restricted stock shares were converted to stock options.

12.  Reclassifications

Certain prior year amounts have been restated to conform with the 2002 presentation. Such reclassifications had no effect on net income.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following Management's Discussion and Analysis is presented to provide information concerning the financial condition of Old National as of March 31, 2002, as compared to March 31, 2001 and December 31, 2001, and the results of operations for the three months ended March 31, 2002 and 2001. Old National's critical accounting policies, which may require management's judgment, are discussed throughout the applicable areas of Management's Discussion and Analysis. Management's forward-looking statements are intended to benefit the reader, but are subject to various risks and uncertainties which may cause actual results to differ materially, including but not limited to: (1) economic conditions generally and in the financial services industry; (2) increased competition in the financial services industry; (3) actions by the Federal Reserve Board and changes in interest rates; and (4) governmental legislation and regulation.

Financial Condition
Old National's assets at March 31, 2002 were $9.169 billion, a 4.1% increase since March 2001 and a 3.9% increase since December 2001. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 3.6% over the prior year. During the past year, the mix of earning assets reflected growth in money market investments and investment securities combined of 32.1%, while loans decreased 5.4%. Since December 2001, earning assets increased 4.5% with investment securities and money market investments increasing 51.6% and loans decreasing 13.4%. Commercial real estate loans have increased 0.8% over the prior year and had little change from December 2001. Commercial loans have increased 3.6% over March 2001 and decreased 11.3% since December 2001. Residential real estate loans have decreased 23.1% from the prior year and 34.5% from December 2001 due to sales or securitizations of existing and recently originated fixed-rate mortgages which began in the third quarter of 2000.

At March 31, 2002, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) decreased to $58.0 million from $85.5.million as of December 31, 2001. As of these dates, under-performing assets in total were 0.98% and 1.39%, respectively, of total loans and foreclosed properties. The decrease in under-performing loans resulted from the removal of approximately $25.8 million in loans from the restructured category and a significant reduction in loans past due 90 days or more.

With regard to the decrease in restructured loans, the loans removed were loans related to the lodging/accommodation industry where only payment terms had been modified and, accordingly, were required to be reported as restructured only in one fiscal year period. Decreases in loans 90 days or more past due were a result of continued efforts to either rework those credits to mitigate risk to the bank, or to move those credits out of the bank's portfolio.

                                                March 31,     December 31,
                                                  2002           2001
                                               ---------------------------
Nonaccrual loans                                 $35,624        $37,894
Restructured loans                                 6,604         25,871
Foreclosed properties                              9,239          9,204
                                                 -------        -------
  Total non-performing assets                     51,467         72,969
Past due 90 days or more                           6,489         12,580
                                                 -------        -------
  Total under-performing assets                  $57,956        $85,549
                                                 =======        =======
Under-performing assets as a % of total
 loans and foreclosed properties                   0.98%          1.39%
                                                 =======        =======

As of March 31, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $10.9 million with no related allowance and $200.5 million with $59.3 million of related allowance.

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

For the three months ended March 31,2002, the average balance of impaired loans was $204.1 million and $3.2 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified. The only concentration of credit in any particular industry exceeding 10% of its portfolio was in real estate rental and leasing which comprised 12.9% of total loans at March 31, 2002. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at March 31, 2002, increased $236.5 million or 3.7% compared to March 2001. Brokered certificates of deposit, included in time deposits, decreased $358.1 million since March 2001. The growth in core deposits replaced maturing brokered certificates of deposit. Since December 2001, total deposits increased $5.5 million or 0.3% with brokered certificates of deposit decreasing $88.4 million in this same period. The growth in core deposits and additional FHLB borrowings replaced maturing brokered certificates of deposit.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased $10.6 million since March 2001 and increased $33.1 million since December 2001. Other borrowings, which is primarily advances from Federal Home Loan Banks and subordinated bank notes, increased $120.0 million over March 2001 and increased $45.8 million over December 2001.

Capital
Total shareholders' equity increased $4.4 million since March 2001 and $7.8 million since December 2001. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, decreased $14.1 million since March 2001 and decreased $8.9 million since December 2001

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                                      Regulatory Guidelines       March 31,     December 31,
                                                    -------------------------  ---------------  ------------
                                                    Minimum  Well-Capitalized   2002     2001       2001
Risk-based capital:                                 -------  ----------------  ------   ------     ------
Tier 1 capital to total avg assets (leverage ratio)   4.00%          5.00%       6.71%    6.70%      6.58%
Tier 1 capital to risk-adjusted  total assets         4.00           6.00        9.70     9.35       9.28
Total capital to risk-adjusted total assets           8.00          10.00       13.35    10.54      12.83
Shareholders' equity to total assets                   N/A            N/A        7.06     7.29       7.04

Asset/Liability Management
Old National actively manages its asset/liability position. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates.

Old National uses net interest income simulation modeling to better quantify the impact of potential interest rate fluctuations on net interest income. Old National simulates several possible interest rate scenarios, including an instantaneous change in rates of up and down 200 basis points along the entire yield curve (parallel rate shocks). Policy guidelines limit the cumulative net interest income sensitivity over a 24 month period to +/- 5% in the up or down 200 basis point parallel rate shocks. Several factors, most significantly very low market interest rates at March 31, 2002, contributed to projected cumulative net interest income sensitivity over a 24 month period of -10.0% in a down 200 basis point parallel rate shock and -2.4% in an up 200 basis point parallel rate shock. The Funds Management Committee and the Balance Sheet Management Committee believe that this is acceptable due to the current, unusually low interest rate environment.

Results of Operations
Net Income

Net income for the quarter ended March 31, 2002 was $27.9 million, compared to $22.1 million for the same quarter last year. Diluted earnings per common share were $0.46 for the quarter compared to $0.35 for the same period of the prior year.

Return on average assets (ROA) for the quarter was 1.23% for 2002 and 1.01% for 2001. Return on equity (ROE) for the quarter was 17.55% for 2002 and 14.22% for 2001. Growth in net interest income and other income offset some of the additional expenses during the quarter.

The improvement in net income reflected Old National's adoption, on January 1, 2002, of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. The impact to first quarter earnings of adopting Statement 142 and no longer amortizing goodwill against earnings was an increase in net income of approximately $1.4 million or $0.02 per share when compared to the same period in 2001. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $5.4 million or $0.09 per share in 2002.

Net Interest Income/Net Interest Margin (taxable equivalent basis) Quarter-to-date net interest income for 2002 was $80.3 million, a 7.6% increase over 2001. The net interest margin for the quarter was 3.81% for 2002 compared to 3.63% for 2001.

Provision and Allowance for Loan Losses
The provision for loan losses was $7.5 million for the quarter compared to $4.0 million for the same quarter in 2001. The increase in the quarter was due to continued concern about general strength of the economy as well as the changing mix of loans in the portfolio. Old National's net charge-offs were 0.33% of average loans for the current quarter, compared to 0.25% in the same quarter of 2001.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for probable losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans of 1.30% at March 31, 2002 compared to 1.18% in 2001. The allowance for loan losses covers all under-performing loans by 1.6 times at March 31, 2002 and 1.0 times at December 31, 2001.

Noninterest Income
Excluding securities gains (losses), noninterest income increased $3.8 million or 14.9% in the three months ended March 31, 2002 as compared to the same period in 2001. Mortgage banking revenue increased $2.4 million for the quarter compared to prior year. These increases are due to increases of mortgage originations given the lower rate environment and continued sales of a significant portion of the mortgage loan production. Insurance premiums and commissions increased $0.8 million or 23.1% over 2001.

Noninterest Expense
Noninterest expense decreased 1.1% in the first quarter. Salaries and benefits, together the largest individual component of noninterest expense, increased 1.6% in the quarter. This increase was offset largely by a decrease in other expense of $1.3 million during the quarter ended March 31, 2002, due primarily to the decrease of amortization of goodwill resulting from the implementation of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, was 23.0% compared to 24.2% in 2001 for the quarter. The decrease compared to the same period in the prior year is due to additional tax-exempt income and state income tax strategies.

Item 3.
Quantitative and Qualitative disclosures
About Market Risk

As described in Old National's Form 10-K for the year ended December 31, 2001, Old National's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Old National manages market risk since December 31, 2001.

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

ITEM 5.  Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K


(a)  Exhibits as required by Item 601 of Regulation S-K.

     The exhibits listed in the Exhibit Index at page 18 of this Form 10-Q are filed herewith or are incorporated by reference herein.


(b)  Reports on Form 8-K filed during the quarter ended March 31, 2002.

     NONE

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Old National BANCORP
       (Registrant)

By:     /s/ John S. Poelker
        --------------------------------
        John S. Poelker
        Executive Vice President
        Chief Financial Officer
        (Principal Financial Officer)

Date: May 14, 2002

                                INDEX OF EXHIBITS


Regulation S-K
Reference
(Item 601)
----------


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

10    Material contracts

     (a) Distribution Agreement (incorporated by reference to Exhibit of amendment No. 2 of the Registrant's Registration Statement on Form S-3, File No. 333-29433, dated July 23, 1997).

     (b) Old National Bancorp Employees' Retirement Plan (incorporated by reference to the Registrant's Quarterly (b) Report on Form 10-Q for the quarter ended March 31, 1997).*

     (c) Employees' Savings and Profit Sharing Plan of Old National Bancorp (incorporated by reference to the (c) Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1997).*

     (d) Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore, and John S. Poelker, as amended, (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

     (e) The Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001).

     (f) Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Registrant's Post-Effective Amendment of the Registration Statement on Form S-3 filed on August 14, 2000).

          ------
          *Management contract or compensatory plan or arrangement