Form 10-Q
period 2002-06-30
OLD NATIONAL BANCORP /IN/
filed 2002-08-14
CIK 707179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                  -------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 1-15817

                  ---------------------------------------------

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

       Registrant's telephone number, including area code, (812) 464-1434


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 60,839,844 shares outstanding at July 31, 2002.

                              OLD NATIONAL BANCORP
                                    FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                        Page No.
                                                                      --------
          Consolidated Balance Sheet
          --------------------------
          June 30, 2002 and 2001, and December 31, 2001                   3

          Consolidated Statement of Income
          --------------------------------
          Three and six months ended June 30, 2002 and 2001               4

          Consolidated Statement of Cash Flows
          ------------------------------------
          Six months ended June 30, 2002 and 2001                         5

          Notes to Consolidated Financial Statements                      6
          ------------------------------------------

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12
          ---------------------------------------------

Item 3.   Quantitative and Qualitative disclosures about
          Market Risk                                                    15
          -----------

PART II   OTHER INFORMATION                                              16
          -----------------

SIGNATURES                                                               18
----------

INDEX OF EXHIBITS                                                        19
-----------------

Old National Bancorp
Consolidated Balance Sheet
($ in thousands) (Unaudited)                                          June 30,           December 31,
                                                                2002           2001          2001
                                                            --------------------------    -----------
Assets
Cash and due from banks                                     $   230,868    $   217,249    $   224,663
Money market investments                                         21,450         56,830         71,703
Investment securities:
  U.S. Treasury                                                   5,322          5,260          5,300
  U.S. Government agencies and corporations                   1,936,734      1,147,899      1,527,561
  Obligations of states and political subdivisions              648,807        581,930        594,557
  Other                                                         116,871        167,162        120,967
                                                            -----------    -----------    -----------
Investment securities - available-for-sale, at fair value     2,707,734      1,902,251      2,248,385
                                                            -----------    -----------    -----------
Loans:
  Commercial                                                  1,711,125      1,727,147      1,742,937
  Commercial real estate                                      1,847,017      1,868,336      1,848,945
  Residential real estate                                     1,272,529      1,676,890      1,477,180
  Consumer credit, net of unearned income                     1,062,560      1,061,234      1,063,792
                                                            -----------    -----------    -----------
    Total loans                                               5,893,231      6,333,607      6,132,854
Allowance for loan losses                                       (80,865)       (74,641)       (74,241)
                                                            -----------    -----------    -----------
     NET LOANS                                                5,812,366      6,258,966      6,058,613
                                                            -----------    -----------    -----------
Other assets                                                    527,077        457,766        477,109
                                                            -----------    -----------    -----------
     TOTAL ASSETS                                           $ 9,299,495    $ 8,893,062    $ 9,080,473
                                                            ===========    ===========    ===========
Liabilities
Deposits:
  Noninterest-bearing demand                                $   734,438    $   653,787    $   733,814
  Interest-bearing:
    Savings, NOW and money market                             2,307,164      2,068,866      2,206,161
    Time deposits                                             3,498,265      3,774,895      3,676,465
                                                            -----------    -----------    -----------
     TOTAL DEPOSITS                                           6,539,867      6,497,548      6,616,440

Short-term borrowings                                           657,700        567,159        602,312
Guaranteed preferred beneficial interests in
   subordinated debentures                                      150,000         50,000         50,000
Other borrowings                                              1,170,724      1,054,989      1,083,046
Accrued expenses and other liabilities                           85,808         81,875         89,440
                                                            -----------    -----------    -----------
     TOTAL LIABILITIES                                        8,604,099      8,251,571      8,441,238
                                                            -----------    -----------    -----------
Shareholders' Equity
Common stock                                                     61,109         59,328         61,174
Capital surplus                                                 470,345        432,587        472,467
Retained earnings                                               126,624        128,773         91,062
Accumulated other comprehensive income, net of tax               37,318         20,803         14,532
                                                            -----------    -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                695,396        641,491        639,235
                                                            -----------    -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 9,299,495    $ 8,893,062    $ 9,080,473
                                                            ===========    ===========    ===========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income                        Three Months Ended      Six Months Ended
($ and shares in thousands, except per share data)           June 30,              June 30,
(Unaudited)                                               2002       2001       2002       2001
                                                        --------   --------   --------   --------
Interest Income
Loans including fees:
  Taxable                                               $ 99,722   $127,784   $203,498   $259,559
  Nontaxable                                               4,433      3,970      8,777      7,664
Investment securities:
  Taxable                                                 28,028     22,563     52,972     45,512
  Nontaxable                                               7,434      6,941     14,619     13,593
Money market investments                                      87        221        188        467
                                                        --------   --------   --------   --------
     TOTAL INTEREST INCOME                               139,704    161,479    280,054    326,795
                                                        --------   --------   --------   --------
Interest Expense
Savings, NOW and money market deposits                     7,781     12,550     15,014     27,888
Time deposits                                             40,610     52,827     82,116    108,790
Short-term borrowings                                      2,362      6,382      4,787     14,694
Other borrowings                                          15,597     16,122     30,326     32,004
                                                        --------   --------   --------   --------
   TOTAL INTEREST EXPENSE                                 66,350     87,881    132,243    183,376
                                                        --------   --------   --------   --------
   NET INTEREST INCOME                                    73,354     73,598    147,811    143,419
Provision for loan losses                                  7,500      6,000     15,000     10,000
                                                        --------   --------   --------   --------
   NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                            65,854     67,598    132,811    133,419
                                                        --------   --------   --------   --------
Noninterest Income
Trust fees                                                 5,083      5,382     10,073     10,620
Service charges on deposit accounts                       10,209     10,441     19,552     20,088
Mortgage banking revenue                                   2,659      2,784      6,077      3,568
Loan fees                                                    271        418        666        685
Insurance premiums and commissions                         4,201      3,441      8,384      6,839
Investment product fees                                    2,078      1,760      3,850      3,497
Bank-owned life insurance                                  2,354      1,292      3,838      2,551
Net securities gains                                         957        932      2,523      1,013
Other income                                               3,312      2,817      6,668      5,667
                                                        --------   --------   --------   --------
     TOTAL NONINTEREST INCOME                             31,124     29,267     61,631     54,528
                                                        --------   --------   --------   --------
Noninterest Expense
Salaries and employee benefits                            34,847     34,731     71,051     70,357
Occupancy                                                  3,869      3,784      7,678      7,901
Equipment                                                  3,825      4,270      7,661      8,464
Marketing                                                  2,462      2,564      4,406      4,465
FDIC insurance premiums                                      286        307        576        634
Processing                                                 2,780      2,581      5,734      5,217
Communication and transportation                           2,980      2,702      5,951      5,536
Professional fees                                          2,311      2,071      4,249      3,784
Other expenses                                             7,185      9,122     14,503     17,711
                                                        --------   --------   --------   --------
                                                          60,545     62,132    121,809    124,069
Merger and restructuring costs                                --      9,703         --      9,703
                                                        --------   --------   --------   --------
     TOTAL NONINTEREST EXPENSE                            60,545     71,835    121,809    133,772
                                                        --------   --------   --------   --------
Net income before income taxes                            36,433     25,030     72,633     54,175
Provision for income taxes                                 7,920      4,946     16,259     11,991
                                                        --------   --------   --------   --------
     Net Income                                         $ 28,513   $ 20,084   $ 56,374   $ 42,184
                                                        ========   ========   ========   ========
Net income per common share:
     Basic                                              $   0.46   $   0.33   $   0.92   $   0.68
     Diluted                                            $   0.46   $   0.32   $   0.92   $   0.67
Weighted average number of common shares outstanding:
     Basic                                                61,163     62,564     61,145     62,756
     Diluted                                              61,318     62,655     61,271     62,853
Dividends per common share                              $   0.17   $   0.16   $   0.34   $   0.32


The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                         2002           2001
                                                                                      -----------    -----------
($ in thousands) (Unaudited)
----------------------------
Cash flows from operating activities:
Net income                                                                            $    56,374    $    42,184
                                                                                      -----------    -----------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

   Depreciation                                                                             6,316          6,917
   Amortization of intangible assets                                                          481          3,516
   Net premium amortization on investment securities                                        2,714             34
   Provision for loan losses                                                               15,000         10,000
   Gain on sale of investment securities                                                   (2,523)        (1,013)
   (Gain) loss on sale of assets                                                             (770)           800
   Residential real estate loans originated for sale                                     (347,046)      (354,675)
   Proceeds from sale of mortgage loans                                                   347,840        354,721
   Increase in other assets                                                               (47,800)        (2,361)
   Decrease in accrued expenses and other liabilities                                     (18,835)       (14,562)
                                                                                      -----------    -----------
   Total adjustments                                                                      (44,623)         3,377
                                                                                      -----------    -----------
   Net cash flows provided by operating activities                                         11,751         45,561
                                                                                      -----------    -----------
Cash flows from investing activities:
Purchase of investment securities available-for-sale                                   (1,146,659)      (619,199)
Proceeds from maturities and paydowns of investment securities available-for-sale         334,670        483,095
Proceeds from sales of investment securities available-for-sale                           390,534         77,168
Net principal collected from (loans made to) customers:
   Commercial                                                                              28,260       (123,623)
   Mortgage                                                                               204,953        156,060
   Consumer                                                                                (1,966)       (26,923)
Proceeds from sale of premises and equipment                                                1,362            620
Purchase of premises and equipment                                                        (10,447)        (1,771)
                                                                                      -----------    -----------
   Net cash flows used in investing activities                                           (199,293)       (54,573)
                                                                                      -----------    -----------
Cash flows from financing activities:
Net increase (decrease) in:
   Noninterest bearing demand                                                                 624        (57,626)
   Savings, NOW and Money Market Accounts                                                 101,003        (12,648)
   Time deposits                                                                         (178,200)       (16,084)
   Short-term borrowings                                                                  (27,612)        55,336
   Other borrowings                                                                       110,678        143,824
Proceeds from the issue of long-term debt                                                  60,000             --
Proceeds from guaranteed preferred beneficial interests in  subordinated debentures       100,000             --
Cash dividends paid                                                                       (20,801)       (20,281)
Common stock repurchased                                                                   (8,487)       (27,134)
Common stock reissued, net of shares used to convert subordinated debentures                6,289          1,555
                                                                                      -----------    -----------
   Net cash flows provided by financing activities                                        143,494         66,942
                                                                                      -----------    -----------
Net (decrease) increase in cash and cash equivalents                                      (44,048)        57,930
Cash and cash equivalents at beginning of period                                          296,366        216,149
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $   252,318    $   274,079
                                                                                      ===========    ===========
   Total interest paid                                                                $   131,345    $   189,840
   Total taxes paid                                                                   $    12,492    $    19,111

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary to present fairly the financial position of Old National as of June 30, 2002 and 2001 and December 31, 2001, and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

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

Old National adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, Old National had unamortized goodwill in the amount of $82.8 million, and unamortized identifiable intangible assets in the amount of $4.4 million, all of which were subject to the transition provisions of Statements 141 and 142. As part of its adoptions of Statement 142, Old National performed a transitional impairment test on its goodwill assets, which indicated no impairment charge was required. Old National does not currently have any indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new guidance. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $5.4 million or approximately $0.09 per share in 2002 as a result of Old National no longer having to amortize goodwill against earnings. At June 30, 2002 and 2001, Old National had $4.7 million and $4.8 million, respectively, in unamortized identifiable intangible assets substantially all of which were core deposit intangibles. Total amortization expense associated with these intangible assets in the second quarter of 2002 and 2001 was $236 thousand and $218 thousand, respectively.

The following table is a reconciliation of net income and earnings per share excluding goodwill amortization for the three and six months periods ended June 30, 2001:

($ in thousands except per share data):
                                                   For the Three Months      For the Six Months
                                                   Ended June 30, 2001      Ended June 30, 2001
                                                   --------------------     --------------------
                                                    Net       Earnings       Net       Earnings
                                                   Income     Per Share     Income     Per Share
                                                   ------     ---------     ------     ---------
Basic earnings per common share computation:
  Reported net income                              $20,084     $   0.33     $42,184     $   0.68
  Add back goodwill amortization                     1,366          .02       2,734          .04
                                                   -------     --------     -------     --------
Adjusted net income/Earnings per share             $21,450     $   0.35     $44,918     $   0.72
                                                   =======     ========     =======     ========
Diluted earnings per common share computation:
  Reported net income                              $20,084     $   0.32     $42,184     $   0.67
  Add back goodwill amortization                     1,366          .02       2,734          .04
                                                   -------     --------     -------     --------
Adjusted net income/Earnings per share             $21,450     $   0.34     $44,918     $   0.71
                                                   =======     ========     =======     ========

3.   Acquisition and Divestiture Activity

Subsequent to quarter end, July 1, 2002, Old National completed the purchase of Fund Evaluation Group, Inc. (FEG), a Cincinnati, Ohio, based investment consulting firm. The transaction will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141. Intangible assets of $11.8 million were recorded from this purchase and are being amortized over ranges of 4 to 35 years. In addition, goodwill of $11.3 million was recorded. As of June 30, 2002, FEG's financial statements reflected $3.0 million in total assets and net income for the six months then ended of $440 thousand.

During July 2002 and subsequent to quarter end, Old National finalized sales of five of its branches. The gain on the sales totaling approximately $5 million will be recorded in continuing operations. In addition, Old National has agreements to sell three additional branches in the third quarter 2002.

4.   Net Income Per Share

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

Earnings Per Share Reconciliation ($ and shares in thousands except per share data):

                                           Three                                Three
                                        Months Ended                         Months Ended
                                        June 30, 2002                        June 30, 2001
                                        -------------                        -------------
                                                      Per Share                             Per Share
                                Income      Shares     Amount       Income       Shares      Amount
                               --------    --------   ---------    --------     --------    ---------
Basic EPS
Net income from continuing
 operations available to
  common stockholders          $28,513      61,163     $   0.46     $ 20,084      62,564    $   0.33
                                                       ========                             ========
Effect of dilutive
  securities:
Stock options                       --         155                        --          91
                               -------     -------                  --------    --------
Diluted EPS
Net income from continuing
 Operations available to
  common stockholders
  + assumed conversions        $28,513      61,318     $   0.46     $ 20,084      62,655    $   0.32
                               =======     =======     ========     ========    ========    ========

                                            Six                                  Six
                                        Months Ended                         Months Ended
                                        June 30, 2002                        June 30, 2001
                                        -------------                        -------------
                                                      Per Share                             Per Share
                                Income      Shares     Amount       Income       Shares      Amount
                               --------    --------   ---------    --------     --------    ---------
Basic EPS
Net income from continuing
 operations available to
  common stockholders          $56,374      61,145     $   0.92     $ 42,184      62,756    $   0.68
                                                       ========                             ========
Effect of dilutive
 securities:
Stock options                       --         126                        --          97
                               -------     -------                  --------    --------
Diluted EPS
Net income from continuing
 operations available to
  common stockholders
  + assumed conversions        $56,374      61,271     $   0.92     $ 42,184      62,853    $   0.67
                               =======     =======     ========     ========    ========    ========

5.   Investments Securities

The market value and amortized cost of investment securities as of June 30, 2002 are set forth below ($ in thousands):

                               Market Value   Amortized Cost   Unrealized Gain
                               ------------   --------------   ---------------

         Available-for-sale     $2,707,734      $2,643,544          $64,190
                                ==========      ==========       ==========

6.   Borrowings

During 2001, Old National Bank issued $150 million of subordinated bank notes bearing a fixed interest rate of 6.75%, payable semiannually, and maturing in 2011. The notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

During the second quarter of 2002, Old National issued $60 million of floating rate senior unsecured bank notes under the senior and subordinated global bank note program. The notes mature from 2004 to 2006.

Old National has registered Series A Medium-Term Notes in the principal amount of $50 million. The series has been fully issued. As of June 30, 2002, a total of $23.0 million of the notes were outstanding, with maturities in 2002 and 2003 and fixed interest rates of 6.9%. At June 30, 2001, Old National had outstanding $23.0 million of medium term notes.

Old National also has registered Medium-Term Notes in the principal amount of $150 million. There were $87.5 million of notes available for issuance at June 30, 2002. These notes may be issued with maturities of nine months or more and rates may either be fixed or variable. As of June 30, 2002, a total of $54.3 million of the notes were outstanding, with maturities ranging from one to seven years and fixed interest rates from 6.4% to 7.0%. At June 30, 2001, Old National had $59.3 million outstanding.

As of June 30, 2002, Old National has $25 million in an unsecured line of credit with an unaffiliated bank. This line of credit includes various arrangements to maintain compensating balances or pay fees. As of June 30, 2002 and 2001, there were no borrowings under this line.

The contractual maturities of long-term debt are as follows:

                                       Guaranteed Preferred
                           Other      Beneficial Interest in
                         Borrowings   Subordinated Debentures         Total
                         ----------   -----------------------         -----
         Due in 2002     $   31,100         $      -               $   31,100
         Due in 2003        184,230                -                  184,230
         Due in 2004        256,700                -                  256,700
         Due in 2005        145,053                -                  145,053
         Due in 2006        72,442                 -                   72,442
         Thereafter         481,199          150,000                  631,199
                         ----------         --------               ----------
         Total           $1,170,724         $150,000               $1,320,724
                         ==========         ========               ==========

7.   Guaranteed Preferred Beneficial Interests in Subordinated Debentures

During 2002, Old National issued $100 million of trust preferred securities through a subsidiary, ONB Capital Trust II. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share, payable quarterly, and maturing on April 15, 2032. As guarantor, Old National unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price when a trust preferred security is called for redemption, and amounts due if a trust is liquidated or terminated.

During March 2000, Old National issued $50 million of trust preferred securities through a subsidiary, ONB Capital Trust I. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 9.5%, or $2.375 per share, payable quarterly, and maturing on March 15, 2030.

Old National may redeem the subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005 (for debentures owned by ONB Capital Trust I) and on or after April 12, 2007 (for debentures owned by ONB Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

Costs associated with the issuance of the trust preferred securities totaling $3.3 million in 2002 and $1.8 million in 2000, were capitalized and are being amortized through the maturity date of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

8.   Interest Rate Contracts

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

At June 30, 2002, Old National had interest rate swaps with a notional value of $500 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $13.4 million as of June 30, 2002. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 4.37% to 9.5%. The contracts terminate on or prior to April 2032.

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

9.   Comprehensive Income

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                   2002          2001          2002          2001
                                                 --------      --------      --------      --------
($ in thousands)
Net income                                       $ 28,513      $ 20,084      $ 56,374      $ 42,184
Unrealized gains (losses)
  on securities:
  Unrealized holding gains (losses)
     arising during period, net of tax             32,273         1,651        24,237        19,467
  Less: reclassification adjustment
     for securities losses (gains)
     realized in net income, net of tax              (584)         (569)       (1,539)         (618)

Cash flow hedges:
  Reclassification of net derivative losses,
   net of tax                                          44            --            88            --
                                                 --------      --------      --------      --------
  Net unrealized gains (losses)                    31,733         1,082        22,786        18,849
                                                 --------      --------      --------      --------
Comprehensive income                             $ 60,246      $ 21,166      $ 79,160      $ 61,033
                                                 ========      ========      ========      ========

10.  Segment Data

                                  Community
                                   Banking        Treasury           Other            Total
                                   -------        --------           -----            -----
June 30, 2002
-------------
Net interest income              $   118,361     $    28,236      $     1,214      $   147,811
Income tax expense (benefit)          19,562          (4,034)             731           16,259
Segment profit                        48,253           6,807            1,314           56,374
Total assets                       6,185,608       2,947,612          166,275        9,299,495

June 30, 2001
-------------
Net interest income (loss)           145,752          (3,720)           1,387          143,419
Income tax expense (benefit)          16,471          (1,826)          (2,654)          11,991
Segment profit (loss)                 37,267           8,743           (3,826)          42,184
Total assets                     $ 6,612,402     $ 2,132,668      $   147,992      $ 8,893,062

11.  Merger and Restructuring Charges

During the second quarter of 2001, Old National announced that it would further restructure its regional banking administrative structure and incur additional expenses in the consolidation of ANB Corporation, which it acquired in the first quarter of 2000. The restructuring of the banking operations involved consolidating the administrative structure of the banking franchise from six regions into three regions and the closure or sale of up to 10 branches. Approximately 100 positions were eliminated and the charges associated with severance, facilities and equipment write-offs were $7.7 million. The operations and management integration plan was finalized for the ANB acquisition and additional charges of $2.0 million for personnel costs and costs of consolidating the operation function of the Trust business were recorded. The accrual of these restructuring charges was $2.1 million as of June 30, 2002.

The components of the charges are shown below ($ in thousands).

                                  Three months ended        Six months ended
                                    June 30, 2001             June 30, 2001
                                  ------------------        -----------------

Severance and related costs           $6,477                       $6,477
Fixed asset write-downs                2,047                        2,047
Professional fees                        428                          428
Other                                    751                          751
                                      ------                       ------
  Included in noninterest expense     $9,703                       $9,703
                                      ======                       ======

12.  Stock Options

On January 22, 2002, Old National granted 1.8 million stock options to key employees at an option price of $23.83. On June 27, 2001, Old National granted
1.5 million stock options to key employees at an option price of $25.13. The options vest 25% per year over a four year period and expire in 10 years. If certain financial targets are achieved, vesting is accelerated. Old National can grant up to 6.6 million shares of common stock under the 1999 Equity Incentive Plan. Under this plan, active employees with unvested restricted stock shares could exchange those shares for stock options by August 27, 2001. On that date, 36,468 restricted stock shares were converted to stock options. Options have been accounted for in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation costs have been recognized.

13.  Reclassifications

Certain prior year amounts have been restated to conform with the 2002 presentation. Such reclassifications had no effect on net income.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following Management's Discussion and Analysis is presented to provide information concerning the financial condition of Old National as of June 30, 2002, as compared to June 30, 2001 and December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 and 2001. Management's forward-looking statements are intended to benefit the reader, but are subject to various risks and uncertainties which may cause actual results to differ materially, including but not limited to: (1) economic conditions generally and in the financial services industry; (2) increased competition in the financial services industry; (3) actions by the Federal Reserve Board and changes in interest rates; and (4) governmental legislation and regulation.

Financial Condition
Old National's assets at June 30, 2002 were $9.3 billion, a 4.6% increase since June 2001 and a 4.8% increase since December 2001. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 4.0% over the prior year. During the past year, the mix of earning assets reflected a decrease in loans of 7.0% while money market investments and investment securities increased a combined 39.3%. Since December 2001, earning assets increased 4.0% with loans decreasing 7.8% and investment securities and money market investments increasing 35.3%. Commercial real estate loans have decreased 1.1% over prior year and 0.2% since December 2001. Commercial loans have decreased 0.9% over prior year and 3.7% since December 2001. Residential real estate loans have decreased 24.1% from prior year and 27.7% from December 2001 due to sales or securitizations of existing and recently originated fixed-rate mortgages which began in the third quarter of 2000.

At June 30, 2002, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) decreased to $62.8 million from $85.5 million as of December 31, 2001. As of these dates, under-performing assets in total were 1.06% and 1.39%, respectively, of total loans and foreclosed properties. The decrease in under-performing loans resulted primarily from the removal of approximately $25.8 million in loans from the restructured category.

With regard to the decrease in restructured loans, the loans removed were loans related to the lodging/accommodation industry where only payment terms had been modified and, accordingly, were required to be reported as restructured only in one fiscal year period.

                                            June 30,   December 31,
                                              2002         2001
                                           ----------  ------------
Nonaccrual loans                            $35,162      $37,894
Restructured loans                            6,682       25,871
Foreclosed properties                         8,786        9,204
                                            -------      -------
  Total non-performing assets                50,630       72,969
Past due 90 days or more                     12,186       12,580
                                            -------      -------
  Total under-performing assets             $62,816      $85,549
                                            =======      =======
Under-performing assets as a % of total
 loans and foreclosed properties               1.06%        1.39%
                                            =======      =======

As of June 30, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $27.5 million with no related allowance and $227.7 million with $64.9 million of related allowance.

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

For the six months ended June 30, 2002, the average balance of impaired loans was $221.1 million and $7.0 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified. The only concentration of credit in any particular industry exceeding 10% of its portfolio was in real estate rental and leasing which comprised 12.9% of total loans at June 30, 2002. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at June 30, 2002, increased $42.3 million or 0.7% compared to June 2001. Brokered certificates of deposit, included in time deposits, decreased $399.7 million since June 2001. Since December 2001, total deposits decreased $76.6 million or 2.3% with brokered certificates of deposit decreasing $186.6 million in this same period. The growth in core deposits and additional FHLB borrowings replaced maturing brokered certificates of deposit.

Short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $90.5 million since June 2001 and increased $55.4 million since December 2001. Other borrowings, which is primarily advances from Federal Home Loan Banks and subordinated bank notes, increased $115.7 million over June 2001 and increased $87.7 million over December 2001.

Capital
Total shareholders' equity increased $53.9 million since June 2001 and $56.2 million since December 2001. Accumulated other comprehensive income (loss), primarily net unrealized gain (loss) on investment securities, increased $16.5 million since June 2001 and increased $22.8 million since December 2001.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                                            Regulatory Guidelines         June 30,         December 31,
                                                         --------------------------   ----------------    --------------
                                                         Minimum   Well-Capitalized    2002      2001          2001
Risk-based capital:                                      -------   ----------------   ------    ------        ------
Tier 1 capital to total avg assets (leverage ratio)        4.00%         5.00%          7.80%   6.63%          6.58%
Tier 1 capital to risk-adjusted  total assets              4.00          6.00          11.48    9.14           9.28
Total capital to risk-adjusted total assets                8.00         10.00          15.15   10.31          12.83
Shareholders' equity to total assets                        N/A           N/A           7.48    7.21           7.04

Asset/Liability Management
Old National actively monitors and manages its interest rate risk, liquidity and capital positions to help sustain an appropriate net interest margin at the company.

Old National also uses net interest modeling to quantify the likely changes in net interest income in many market-driven interest rate environments. Old National Bancorp's board of directors, through its Funds Management Committee, establishes policy guidelines for the maximum change in net interest income over a 24-month period the company is willing to accept in an up or down 200 basis point instantaneous change to the yield curve (+/- 200 basis point yield curve shock). The current guideline is +/- 5% of net interest income over a 24-month period in a 200 basis point shock to the yield curve. As of June 30, 2002, Old National projects that in a -200 basis point shock to interest rates net interest income would be down 7.04% cumulative over the next 24 months. In a +200 basis point shock to interest rates Old National projects net interest income would be up 0.97% cumulative over the next 24 months. While the current risk position is outside the current guideline in the -200 basis point shock, executive management and the Funds Management Committee believe this is an acceptable interest rate risk position in the current extraordinarily low interest rate environment.

Results of Operations
Net Income
Net income for the quarter ended June 30, 2002 was $28.5 million, compared to $20.1 million for the same quarter last year with the inclusion of significant merger and restructuring costs for 2001 as discussed below. Year-to-date net income, was $56.4 million for 2002 and $42.2 million for 2001, including merger and restructuring costs as discussed below. Diluted earnings per common share were $0.46 for the quarter compared to $0.32 for the same period of the prior year. Diluted earnings per share were $0.92 for 2002 compared to $0.67 for 2001.

The 2001 results included $9.7 million of merger and restructuring charges recorded in the second quarter. This includes $6.5 million of severance and employee-related costs, $2.1 million of fixed asset write downs and $1.1 million of other costs.

Return on average assets (ROA) for the quarter was1.24% for 2002 and 1.18% for 2001. Return on equity (ROE) for the quarter was 17.31% for 2002 and 12.78% for 2001. Year-to-date, ROA was 1.23% in 2002 compared to 1.09% in 2001 and ROE was 17.43% for 2002 and 13.50% for 2001.

A portion of the improvement in net income resulted from Old National's adoption, on January 1, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. The impact to second quarter earnings of adopting Statement 142 and no longer amortizing goodwill against earnings was an increase in net income of approximately $1.4 million or $0.02 per share when compared to the same period in 2001. The year-to-date impact to earnings was $2.7 million or $0.04 per share. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $5.4 million or $0.09 per share in 2002.

Net Interest Income/Net Interest Margin (taxable equivalent basis) Quarter-to-date net interest income for 2002 was $79.6 million, a 0.7% increase over 2001. The net interest margin for the quarter was 3.71% for 2002 compared to 3.82% for 2001. The decrease in net interest margin relates to continued weakness in loan demand and the related increase in the investment portfolio at lower yields than are normally available for commercial and consumer loans. Year-to-date net interest income for 2002 was $160.0 million, a 4.1% increase over 2001. The net interest margin for the six months ended was 3.76% for 2002 compared to 3.73% for 2001.

Provision and Allowance for Loan Losses
The provision for loan losses was $7.5 million for the quarter compared to $6.0 million for the same quarter in 2001. The increase in the quarter was due to continued loan growth, changes in loan mix and slightly higher charge-offs. The year-to-date provision for loan losses was $15 million for 2002 compared to $10 million for 2001. Old National's net charge-offs were .23% of average loans for the current quarter, compared to .34% in the same quarter of 2001. This rate year-to-date was 0.28% for 2002 and 0.29% for 2001.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for probable losses. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans was 1.37% at June 30, 2002 compared to 1.18% in 2001. The allowance for loan losses covers all under-performing loans by 1.5 times at June 30, 2002 and 1.0 times at December 31, 2001.

Noninterest Income
Excluding securities gains (losses), noninterest income increased 6.5% in the three months ended June 30, 2002 and 10.5% year-to-date as compared to the same period in 2001. Mortgage banking revenue decreased slightly for the quarter but increased $2.5 million year-to-date compared to prior year. Insurance premiums and commissions increased $1.5 million or 22.6% year-to-date over 2001. Bank-owned life insurance increased $1.1 million for the quarter and $1.3 million for the year over prior year due to increases in underlying assets.

Noninterest Expense
Noninterest expense decreased 2.6% in the second quarter and 1.8% for the six months of 2002 compared to 2001. Salaries and benefits, together the largest individual component of noninterest expense, increased 0.3% in the quarter and 1.0% for the year-to-date. This increase was offset largely by a decrease in other expense of $1.7 million during the quarter ended June 30, 2002, due primarily to the decrease of amortization of goodwill resulting from the implementation of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". Most other categories of noninterest expense experienced relatively small changes between the years.

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, was 21.7% compared to 19.8% in 2001 for the quarter and 22.4% for 2002 and 22.1% for 2001 year-to-date.

Critical Accounting Policies and Estimates
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the mortgage servicing assets. Actual results could differ from those estimates.

     o Allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, the risk characteristics of the various categories of loans given current economic conditions and other factors such as historical loss experience, financial condition of the borrower, fair market value of the collateral, and growth of the loan portfolio. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged off are added to the allowance.

          A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National's policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

     o Servicing. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

NONE

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the April 18, 2002 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders. Election of Directors - The following directors were elected to serve until the Annual Meeting of Shareholders for the year indicated:

                                                        Vote Counts
                                                  For               Withheld
Class I Directors (term ending 2003)        ---------------     ---------------
David L. Barning                               43,668,004          16,703,796
Larry E. Dunigan                               43,693,619          16,772,395
Phelps L. Lambert                              43,703,473          16,740,924
Louis L. Mervis                                43,671,612          16,717,106
Marjorie Z. Soyugenc                           43,702,450          16,776,361
Class II Directors (term ending 2004)
Richard J. Bond                                43,710,978          16,730,540
David E. Eckerle                               43,649,290          16,724,904
Ronald B. Lankford                             43,699,027          16,713,426
James A. Risinger                              43,666,424          16,474,900
Kelly N. Stanley                               43,716,423          16,772,029
Class III Directors (term ending 2005)
Alan W. Braun                                  43,693,328          16,724,603
Andrew E. Goebel                               43,704,986          16,727,378
Lucien H. Meis                                 43,650,541          16,631,725
John N. Royse                                  43,670,819          16,729,953
Charles D. Storms                              43,706,736          16,740,609

Approval of the amendment of the Articles of Incorporation to Provide for a Board of Directors with Staggered Terms - For - 31,417,583 Votes Against - 5,164,025 Votes Abstained - 358,594 Broker Nonvotes - 24,144,837.

Approval of the amendment of the Articles of Incorporation to Update the Purpose and General Powers of the Company - For - 42,810,580 Votes Against - 1,012,509 Votes Abstained - 486,639 Broker Nonvotes - 16,775,311.

Ratification of the selection of Independent Public Accountants -
PricewaterhouseCoopers LLP - For - 43,418,202 Votes Against - 516,456 Votes Abstained - 394,526 Unvoted 16,755,855.

ITEM 5.  Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

     The exhibits listed in the Exhibit Index at page 19 of this Form 10-Q are filed herewith or are incorporated by reference herein.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2002.

     The Registrant filed a current report on Form 8-K dated April 11, 2002. The purpose of this report was to file certain agreements and other documents related to the issuance by ONB Capital Trust II of its trust preferred securities as exhibits for incorporation into Registrant's Registration Statement on Form S-3 (File No. 333-87573) filed with the Securities and Exchange Commission on September 22, 1999.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Old National BANCORP
      (Registrant)

By:   /s/ John S. Poelker
      --------------------------------
      John S. Poelker
      Executive Vice President and Chief Financial Officer
      Duly Authorized Officer and Principal Financial Officer

Date: August 14, 2002

                                INDEX OF EXHIBITS

Regulation S-K
Reference
(Item 601)
----------

3 (i) Articles of Incorporation of the Registrant, amended and restated effective June 27, 2002 are filed herewith.

3 (ii) By-Laws of the Registrant, amended and restated effective May 15, 2002 are filed herewith.

4 Instruments defining rights of security holders, including indentures

                 Form of Indenture between the Registrant and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit
                 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999.)

10               Material contracts

           (a) Old National Bancorp Employees' Retirement Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

           (b) Employees' Savings and Profit Sharing Plan of Old National Bancorp (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1997).*

           (c) Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore, and John S. Poelker, as amended, (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

           (d) The Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001).

           (e) Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Registrant's Post-Effective Amendment of the Registration Statement on Form S-3, Registration No. 333-20073, filed with the Securities and Exchange Commission on August 14,
                 2000).

                 ------
                 *Management contract or compensatory plan or arrangement