Form 10-Q
period 2002-09-30
OLD NATIONAL BANCORP /IN/
filed 2002-11-14
CIK 707179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 60,463,619 shares outstanding at October 31, 2002.

                              OLD NATIONAL BANCORP
                                    FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                          Page No.
                                                                        --------

          Consolidated Balance Sheet
          September 30, 2002 and 2001, and December 31, 2001               3

          Consolidated Statement of Income
          Three and nine months ended September 30, 2002 and 2001          4

          Consolidated Statement of Cash Flows
          Nine months ended September 30, 2002 and 2001                    5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    14

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      18

Item 4.   Controls and Procedures                                          18

PART II   OTHER INFORMATION                                                19

SIGNATURES                                                                 20

FORM OF SECTION 302 CERTIFICATION                                          21

INDEX OF EXHIBITS                                                          23

Old National Bancorp
Consolidated Balance Sheet
($ in thousands) (Unaudited)
                                                                        September 30,         December 31,
                                                                     2002          2001           2001
                                                                 -----------    -----------    -----------
Assets
Cash and due from banks                                          $   218,192    $   189,096    $   224,663
Money market investments                                              21,819         18,004         71,703
Investment securities:
  U.S. Treasury                                                        5,383          5,396          5,300
  U.S. Government agencies and corporations                        1,944,882      1,317,397      1,527,561
  Obligations of states and political subdivisions                   710,063        594,049        594,557
  Other                                                              121,222        163,702        120,967
                                                                 -----------    -----------    -----------
Investment securities - available-for-sale, at fair value          2,781,550      2,080,544      2,248,385
                                                                 -----------    -----------    -----------
Loans:
  Commercial                                                       1,677,193      1,751,481      1,742,937
  Commercial real estate                                           1,833,134      1,866,025      1,848,945
  Residential real estate                                          1,253,267      1,584,740      1,477,180
  Consumer credit, net of unearned income                          1,062,666      1,063,894      1,063,792
                                                                 -----------    -----------    -----------
    Total loans                                                    5,826,260      6,266,140      6,132,854
Allowance for loan losses                                            (86,146)       (75,380)       (74,241)
                                                                 -----------    -----------    -----------
     NET LOANS                                                     5,740,114      6,190,760      6,058,613
                                                                 -----------    -----------    -----------
Goodwill                                                              95,165         84,261         82,772
Core deposit-related and other intangible assets                      16,164          4,616          4,412
Other assets                                                         453,483        376,485        389,925
                                                                 -----------    -----------    -----------
     TOTAL ASSETS                                                $ 9,326,487    $ 8,943,766    $ 9,080,473
                                                                 ===========    ===========    ===========
Liabilities
Deposits:
  Noninterest-bearing demand                                     $   724,551    $   691,254    $   733,814
  Interest-bearing:
    Savings, NOW and money market                                  2,288,539      2,106,145      2,206,161
    Time deposits                                                  3,288,828      3,671,946      3,676,465
                                                                 -----------    -----------    -----------
     TOTAL DEPOSITS                                                6,301,918      6,469,345      6,616,440

Short-term borrowings                                                857,074        734,811        602,312
Guaranteed preferred beneficial interests in
   subordinated debentures                                           150,000         50,000         50,000
Other borrowings                                                   1,189,144        951,396      1,083,046
Accrued expenses and other liabilities                               100,475         87,627         89,440
                                                                 -----------    -----------    -----------
     TOTAL LIABILITIES                                             8,598,611      8,293,179      8,441,238
                                                                 -----------    -----------    -----------
Shareholders' Equity
Common stock, $1 stated value, 150,000 shares authorized              60,694         58,560         61,174
Capital surplus                                                      460,507        413,812        472,467
Retained earnings                                                    149,904        144,945         91,062
Accumulated other comprehensive income, net of tax                    56,771         33,270         14,532
                                                                 -----------    -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                     727,876        650,587        639,235
                                                                 -----------    -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 9,326,487    $ 8,943,766    $ 9,080,473
                                                                 ===========    ===========    ===========

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income                        Three Months Ended     Nine Months Ended
($ and shares in thousands, except per share data)         September 30,         September 30,
(Unaudited)                                               2002       2001       2002       2001
                                                        --------   --------   --------   --------
Interest Income
Loans, including fees:
  Taxable                                               $ 95,909   $122,764   $299,407   $382,323
  Nontaxable                                               4,362      4,207     13,139     11,871
Investment securities:
  Taxable                                                 28,046     21,571     81,018     67,083
  Nontaxable                                               7,871      6,997     22,490     20,590
Money market investments                                      89        201        277        668
                                                        --------   --------   --------   --------
   TOTAL INTEREST INCOME                                 136,277    155,740    416,331    482,535
                                                        --------   --------   --------   --------
Interest Expense
Savings, NOW and money market deposits                     8,193     11,801     23,207     39,689
Time deposits                                             38,108     50,935    120,224    159,725
Short-term borrowings                                      3,296      4,559      8,083     19,253
Other borrowings                                          15,113     15,020     45,439     47,024
                                                        --------   --------   --------   --------
   TOTAL INTEREST EXPENSE                                 64,710     82,315    196,953    265,691
                                                        --------   --------   --------   --------
   NET INTEREST INCOME                                    71,567     73,425    219,378    216,844
Provision for loan losses                                 11,000      7,400     26,000     17,400
                                                        --------   --------   --------   --------
   NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                            60,567     66,025    193,378    199,444
                                                        --------   --------   --------   --------
Noninterest Income
Trust and asset management fees                            7,264      4,960     17,337     15,580
Service charges on deposit accounts                       10,792      9,918     30,345     30,006
Mortgage banking revenue                                   3,946      2,704     10,023      6,272
Insurance premiums and commissions                         3,289      3,204     11,673     10,043
Investment product fees                                    2,526      1,524      6,376      5,021
Bank-owned life insurance income                           2,190      1,320      6,028      3,871
Net securities gains                                       5,813        745      8,335      1,758
Gain on branch divestitures                               12,473         --     12,473         --
Other income                                               4,219      2,950     11,553      9,302
                                                        --------   --------   --------   --------
   TOTAL NONINTEREST INCOME                               52,512     27,325    114,143     81,853
                                                        --------   --------   --------   --------
Noninterest Expense
Salaries and employee benefits                            38,683     34,041    109,734    104,398
Occupancy                                                  4,159      3,938     11,837     11,839
Equipment                                                  3,681      3,836     11,342     12,300
Marketing                                                  3,174      1,393      7,581      5,858
FDIC insurance premiums                                      284        295        860        929
Processing                                                 3,979      2,601      9,713      7,818
Communication and transportation                           2,957      2,620      8,908      8,156
Professional fees                                          2,102      1,217      6,351      5,001
Other expenses                                             7,710      8,699     22,212     26,410
Merger and restructuring costs                                --         --         --      9,703
                                                        --------   --------   --------   --------
   TOTAL NONINTEREST EXPENSE                              66,729     58,640    188,538    192,412
                                                        --------   --------   --------   --------
Income before income taxes                                46,350     34,710    118,983     88,885
Provision for income taxes                                11,521      8,577     27,780     20,568
                                                        --------   --------   --------   --------
   Net Income                                           $ 34,829   $ 26,133   $ 91,203   $ 68,317
                                                        ========   ========   ========   ========
Net income per common share:
     Basic                                              $   0.57   $   0.42   $   1.49   $   1.09
     Diluted                                            $   0.57   $   0.42   $   1.49   $   1.09
Weighted average number of common shares outstanding:
     Basic                                                60,858     61,729     61,049     62,410
     Diluted                                              61,024     61,819     61,186     62,504
Dividends per common share                              $   0.19   $   0.16   $   0.53   $   0.48

The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
($ in thousands) (Unaudited)                                                       Nine Months Ended
                                                                                     September 30,
                                                                                  2002           2001
                                                                               -----------    -----------
Cash flows from operating activities:
Net income                                                                     $    91,203    $    68,317
                                                                               -----------    -----------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

   Depreciation                                                                      9,245         10,169
   Amortization of intangible assets                                                   823          5,243
   Net premium amortization on investment securities                                 4,591            406
   Provision for loan losses                                                        26,000         17,400
   Gain on sale of investment securities                                            (8,335)        (1,758)
   Gain on branch divestitures                                                     (12,473)            --
   Loss on sale of assets                                                              175            480
   Residential real estate loans originated for sale                              (481,770)      (519,204)
   Proceeds from sale of mortgage loans                                            483,294        519,674
   Increase in other assets                                                        (58,940)       (14,008)
   Decrease in accrued expenses and other liabilities                              (14,659)       (16,430)
                                                                               -----------    -----------
   Total adjustments                                                               (52,049)         1,972
                                                                               -----------    -----------
   Net cash flows provided by operating activities                                  39,154         70,289
                                                                               -----------    -----------
Cash flows from investing activities:
Purchase of investment securities available-for-sale                            (1,516,028)    (1,029,107)
Proceeds from maturities and paydowns of investment securities
  available-for-sale                                                               489,682        636,749
Proceeds from sales of investment securities available-for-sale                    565,577        177,990
Purchase of subsidiary, net of cash acquired                                       (26,571)            --
Payments related to branch divestitures                                            (82,160)            --
Net principal collected from (loans made to) customers:
   Commercial                                                                       34,890       (155,682)
   Mortgage                                                                        176,442        249,709
   Consumer                                                                        (22,582)       (28,775)
Proceeds from sale of premises and equipment                                         1,630          1,041
Purchase of premises and equipment                                                 (20,139)        (3,598)
                                                                               -----------    -----------
   Net cash flows used in investing activities                                    (399,259)      (151,673)
                                                                               -----------    -----------
Cash flows from financing activities:
Net increase (decrease) in:
   Noninterest bearing demand                                                        4,862        (20,159)
   Savings, NOW and Money Market Accounts                                          151,193         24,631
   Time deposits                                                                  (268,364)      (119,523)
   Short-term borrowings                                                           254,762        174,988
   Other borrowings                                                                 46,098         87,762
Proceeds from the issue of long-term debt                                           60,000             --
Proceeds from guaranteed preferred beneficial interests in subordinated
  debentures                                                                       100,000             --
Cash dividends paid                                                                (32,350)       (30,243)
Common stock repurchased                                                           (18,822)       (47,225)
Common stock reissued, net of shares used to convert subordinated debentures         6,371          2,104
                                                                               -----------    -----------
   Net cash flows provided by financing activities                                 303,750         72,335
                                                                               -----------    -----------
Net decrease in cash and cash equivalents                                          (56,355)        (9,049)
Cash and cash equivalents at beginning of period                                   296,366        216,149
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $   240,011    $   207,100
                                                                               ===========    ===========
   Total interest paid                                                         $   202,693    $   267,599
   Total taxes paid                                                            $    21,730    $    19,111

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2002 and 2001 and December 31, 2001, and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Interim results do not necessarily represent annual results.

2. Impact of Accounting Changes

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but to instead test those assets for impairment at least annually in accordance with the provisions of Statement 142. Under Statement 142, intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values.

Old National adopted the provisions of Statement 142 effective January 1, 2002. As of the date of adoption, Old National had unamortized goodwill in the amount of $82.8 million, and unamortized identifiable intangible assets in the amount of $4.4 million, all of which were subject to the transition provisions of Statements 141 and 142. As part of its adoption of Statement 142, Old National performed a transitional impairment test on its goodwill assets, which indicated no impairment charge was required. As of the date of transition, Old National had no indefinite-lived intangible assets recorded in its statement of financial condition. In addition, no material reclassifications or adjustments to the useful lives of definite-lived intangible assets were made as a result of adopting the new guidance. At September 30, 2002, the impact is an increase in net income of approximately $4.1 million or approximately $0.07 per share as a result of Old National no longer amortizing goodwill against earnings. The following table is a reconciliation of net income and earnings per share excluding goodwill amortization for the three and nine months periods ended September 30, 2001:

($ in thousands except per share data)
                                                    For the Three Months        For the Nine Months
                                                  Ended September 30, 2001    Ended September 30, 2001
                                                  ------------------------    ------------------------
                                                     Net       Earnings           Net      Earnings
                                                   Income      Per Share        Income     Per Share
                                                   ------      ---------        ------     ---------
Basic earnings per common share computation:
  Reported net income                              $26,133     $   0.42        $68,317     $   1.09
  Add back goodwill amortization                     1,343          .03          4,077          .07
                                                   -------     --------        -------     --------
Adjusted net income/Earnings per share             $27,476     $   0.45        $72,394     $   1.16
                                                   =======     ========        =======     ========
Diluted earnings per common share computation:
  Reported net income                              $26,133     $   0.42        $68,317     $   1.09
  Add back goodwill amortization                     1,343          .03          4,077          .07
                                                   -------     --------        -------     --------
Adjusted net income/Earnings per share             $27,476     $   0.45        $72,394     $   1.16
                                                   =======     ========        =======     ========

Refer to note 6 of the notes to consolidated financial statements for additional information regarding goodwill and intangible assets as of September 30, 2002.

3. Acquisition and Divestiture Activity

On July 1, 2002, Old National completed the purchase of Fund Evaluation Group, Inc. ("FEG"), a Cincinnati, Ohio-based investment consulting firm. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141. Definite-lived intangible assets of $9.0 million were recorded from this purchase, which are being amortized over ranges of 4 to 40 years. An indefinite-lived intangible asset of $2.8 million was also recorded. In addition, goodwill of $12.6 million was recorded from the acquisition. As of June 30, 2002, FEG's unaudited financial statements reflected $3.0 million in total assets and net income for the six months then ended of $440 thousand.

During the quarter ended September 30, 2002, Old National finalized sales of eight of its branches. The pre-tax gain on the sales totaling $12.5 million is recorded in continuing operations.

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

Earnings Per Share Reconciliation

($ and shares in thousands except per share data)
                                               Three                                 Three
                                            Months Ended                          Months Ended
                                         September 30, 2002                    September 30, 2001
                                         ------------------                    ------------------
                                                          Per Share                              Per Share
                                 Income      Shares        Amount        Income        Shares     Amount
                                --------------------------------------------------------------------------
Basic EPS
---------
Net income from continuing
  operations available to
  common stockholders           $34,829       60,858      $   0.57      $ 26,133        61,729      $   0.42
                                                          ========                                  ========
Effect of dilutive
  securities:
Stock options                        --          166                          --            90
                                -------      -------                    --------      --------
Diluted EPS
-----------
Net income from continuing
  operations available to
  common stockholders
  + assumed conversions         $34,829       61,024      $   0.57      $ 26,133        61,819      $   0.42
                                =======      =======      ========      ========      ========      ========

                                                Nine                                   Nine
                                            Months Ended                          Months Ended
                                         September 30, 2002                    September 30, 2001
                                         ------------------                    ------------------
                                                          Per Share                              Per Share
                                 Income      Shares        Amount        Income        Shares     Amount
                                --------------------------------------------------------------------------
Basic EPS
---------
Net income from continuing
  operations available to
  common stockholders           $91,203       61,049      $   1.49      $ 68,317        62,410      $   1.09
                                                          ========                                  ========
Effect of dilutive
  securities:
Stock options                        --          137                          --           94
                                -------      -------                    --------      --------
Diluted EPS
-----------
Net income from continuing
  operations available to
  common stockholders
  + assumed conversions         $91,203       61,186      $   1.49      $ 68,317        62,504      $   1.09
                                =======      =======      ========      ========      ========      ========

5. Investment Securities

The market value and amortized cost of investment securities as of September 30, 2002, are set forth below:

($ in thousands)

                                 Market Value  Amortized Cost   Unrealized Gain
                                 ------------  --------------   ---------------

         Available-for-sale        $2,781,550     $2,686,794        $ 94,756
                                   ==========     ==========        ========

6. Goodwill and Intangible Assets

At September 30, 2002 and 2001, Old National had goodwill in the amount of $95.2 million and $84.3 million, respectively. Old National is currently in the process of performing its annual impairment testing. While the work will be formally completed by year-end, Old National believes that it will have no impairment adjustments to goodwill and intangible balances. The changes in the carrying amount of goodwill by segment for the nine month period ended September 30, 2002, are as follows:

($ in thousands)
                                          Community      Non-bank
                                           Banking       Services       Total
                                           -------       --------       -----
Balance as of January 1, 2002              $70,944        $11,828      $82,772
     Goodwill acquired during the year           -         12,643       12,643
     Goodwill related to divestitures            -           (250)        (250)
                                           -------        -------      -------
Balance as of September 30, 2002           $70,944        $24,221      $95,165
                                           =======        =======      =======

Old National continues to amortize core deposit-related and other definite-lived intangible assets over the estimated remaining life of each respective asset. At September 30, 2002, Old National had $16.2 million in unamortized identifiable intangible assets, which included $2.8 million of indefinite-lived assets. At September 30, 2001, unamortized identifiable intangible assets were $4.6 million. Total amortization expense associated with intangible assets in the third quarter of 2002 and 2001 was $350 thousand and $208 thousand, respectively. Below is the estimated amortization expense for the future years:

For the years ended:
($ in thousands)
        2003                                   $1,409
        2004                                    1,355
        2005                                    1,293
        2006                                    1,076
        2007                                      633

7. Borrowings

Other borrowings consisted of the following:
($ in thousands)
                                                                                         September 30,      September 30,
                                                                                             2002               2001
                                                                                             ----               ----
  Old National Bancorp:
     Medium-term notes, Series A (fixed rate 6.96%) - maturing March 2003                $     5,000        $    23,000
     Medium-term notes, Series 1997 (fixed rates 6.40% to 7.03%) - maturities
       March 2003 to November 2007                                                            53,200             59,300
  Old National Bank:
     Securities sold under agreements to repurchase (fixed rate 2.36% and
       variable rates 2.84% to 3.22%) - maturities September 2003 to May 2008                 83,000             83,000
     Federal Home Loan Bank advances (fixed rates 3.59% to 7.30% and variable
       rates 1.78% to 3.69%) - maturities November 2002 to October 2019                      837,944            786,096
     Senior unsecured bank notes (variable rates 2.01% to 2.08%) - maturities
       June 2004 to June 2006                                                                 60,000                  -
     Subordinated bank notes (fixed rate 6.75%) - maturing October 2011                      150,000                  -
                                                                                         -----------        -----------
              Total other borrowings                                                     $ 1,189,144        $   951,396
                                                                                         ===========        ===========

Federal Home Loan Bank advances had weighted average rates of 5.46% and 5.98% at September 30, 2002 and 2001, respectively. These borrowings are secured by investment securities and mortgage loans up to 150% of outstanding debt.

Subordinated bank notes qualify as Tier II Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

Old National Bancorp has $25 million in an unsecured line of credit with an unaffiliated bank. This line of credit includes various arrangements to maintain compensating balances or pay fees. As of September 30, 2002 and 2001, there were no borrowings under this line.

The contractual maturities of long-term debt as of September 30, 2002 are as follows:
($ in thousands)
                                       Guaranteed Preferred
                           Other      Beneficial Interest in
                        Borrowings    Subordinated Debentures      Total
                        ----------    -----------------------      -----
      Due in 2002       $   11,000          $    -             $   11,000
      Due in 2003          184,230               -                184,230
      Due in 2004          256,700               -                256,700
      Due in 2005          145,053               -                145,053
      Due in 2006           72,442               -                 72,442
      Thereafter           519,719           150,000              669,719
                        ----------          --------           ----------
      Total             $1,189,144          $150,000           $1,339,144
                        ==========          ========           ==========

8. Guaranteed Preferred Beneficial Interests in Subordinated Debentures

During April 2002, Old National issued $100 million of trust preferred securities through a subsidiary, ONB Capital Trust II. The trust preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share, payable quarterly, and maturing on April 15, 2032. As guarantor, Old National unconditionally guarantees payment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price when a trust preferred security is called for redemption, and amounts due if a trust is liquidated or terminated.

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

9. Interest Rate Contracts

Old National adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" on January 1, 2001. A $35 thousand reduction to current income was recorded as a transition adjustment.

Old National designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. The change in fair value of the derivative and hedged item (related to the hedged risk) along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

At September 30, 2002, Old National had interest rate swaps with a notional value of $535 million. The contracts are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. The fair value of the swaps was $25.2 million as of September 30, 2002. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.73% to 9.50%. The contracts terminate on or prior to April 2032.

During 2001, Old National entered into an interest rate swap with a notional value of $75 million for a forecasted issuance of debt. The transaction was designated as a cash flow hedge with the effective portion of the derivative's loss initially reported as a component of accumulated other comprehensive income
(loss). Upon termination of the derivative, the loss on the interest rate swap of approximately $1.5 million is being reclassified into earnings as a yield adjustment over the 10-year term of the $150 million 6.75% fixed-rate subordinated bank notes issued on October 5, 2001.

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Although collateral or other security is not always obtained, Old National minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements.

10. Comprehensive Income

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                                  2002           2001           2002           2001
                                                ---------      ---------      ---------      ---------
($ in thousands)
Net income                                      $  34,829      $  26,133      $  91,203      $  68,317
Unrealized gains (losses)
  on securities:
  Unrealized holding gains
     arising during period, net of tax             22,955         14,379         47,192         33,846
  Less: reclassification adjustment
     for securities gains
     realized in net income, net of tax            (3,545)          (454)        (5,084)        (1,072)

Cash flow hedges:
  Net derivative gains (losses), net of tax            43         (1,458)           131         (1,458)
                                                ---------      ---------      ---------      ---------
  Net unrealized gains                             19,453         12,467         42,239         31,316
                                                ---------      ---------      ---------      ---------
Comprehensive income                            $  54,282      $  38,600      $ 133,442      $  99,633
                                                =========      =========      =========      =========

11. Segment Data

Old National has been divided into three reportable segments: community banking, non-bank services and treasury. Our community banks provide a wide range of banking services. Our non-bank services segment combines the management and operations of trust, asset management, insurance brokerage and investment and annuity sales. Treasury manages investments and interest rate risk and obtains non-deposit funding. Intersegment sales and transfers are not significant.

Summarized financial information concerning segments is shown in the following table, based on continuing operations. The "Other" column includes corporate overhead and intercompany eliminations. The "Other" column also includes segment noninterest income of $12.5 million pre-tax gain and segment profit of $8.3 million after-tax gain related to the bank divestitures as discussed in footnote 3.

($ in thousands)
                                         Community    Non-bank
Nine months ended September 30, 2002      Banking     Services      Treasury        Other           Total
------------------------------------      -------     --------      --------        -----           -----
Net interest income                     $  222,820     $ 1,118     $   (6,285)     $  1,725      $  219,378
Provision for loan losses                   26,000          --             --            --          26,000
Noninterest income                          54,931      30,034         12,976        16,202         114,143
Noninterest expense                        159,395      30,106            139        (1,102)        188,538
Income tax expense (benefit)                32,066         363         (5,535)          886          27,780
Segment profit                              60,290         683         12,087        18,143          91,203

Total assets                            $5,985,813     $27,531     $3,157,395      $155,748      $9,326,487

($ in thousands)
                                         Community    Non-bank
Nine months ended September 30, 2001      Banking     Services      Treasury        Other           Total
------------------------------------      -------     --------      --------        -----           -----

Net interest income                     $  209,264    $    944    $    4,657      $  1,979      $  216,844
Provision for loan losses                   17,400          --            --            --          17,400
Noninterest income                          46,667      24,454         5,717         5,015          81,853
Noninterest expense                        160,229      25,503            --         6,680         192,412
Income tax expense (benefit)                27,186         (36)       (2,829)       (3,753)         20,568
Segment profit (loss)                       51,116         (69)       13,203         4,067          68,317

Total assets                            $6,534,752    $ 22,137    $2,285,501      $101,376      $8,943,766

12. Merger and Restructuring Charges

During the second quarter of 2001, Old National announced that it would further restructure its regional banking administrative structure and incur additional expenses in the consolidation of ANB Corporation, which it acquired in the first quarter of 2000. The restructuring of the banking operations involved consolidating the administrative structure of the banking franchise from six regions into three regions and the closure or sale of up to 10 branches. Approximately 100 positions were eliminated and the charges associated with severance, facilities and equipment write-offs were $7.7 million. The operations and management integration plan was finalized for the ANB acquisition and additional charges of $2.0 million for personnel costs and costs of consolidating the operation function of the Trust business were recorded. The remaining accrual of these restructuring charges was $1.3 million as of September 30, 2002.

The components of the charges are shown below:
($ in thousands)
                                                            Nine months ended
                                                              September 30,
                                                                  2001
                                                            -----------------
Severance and related costs                                        $6,477
Fixed asset write-downs                                             2,047
Professional fees                                                     428
Other                                                                 751
                                                                   ------
  Included in noninterest expense                                  $9,703
                                                                   ======

13. Stock Options

On January 22, 2002, Old National granted 1.8 million stock options to key employees at an option price of $23.83, the closing price of Old National's stock on that date. On June 27, 2001, Old National granted 1.5 million stock options to key employees at an option price of $25.13, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Old National can grant up to 6.6 million shares of common stock under the 1999 Equity Incentive Plan. Under this plan, active employees with unvested restricted stock shares could exchange those shares for stock options by August 27, 2001. On that date, 36,468 restricted stock shares were converted to stock options. Options have been accounted for in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation costs have been recognized.

14. Commitments

On October 11, 2002, Old National entered into a $52 million contract awarded to a company controlled by a director for the construction of its Evansville-based main banking center and bank headquarters. Construction began on June 27, 2002, and is expected to be complete in 2004. On October 2, 2002, Old National entered into an agreement to borrow $60 million in Federal Home Loan Bank advances at a fixed rate of 4.92% maturing in October 2022 to fund the construction of the building and related expenses.

15. Reclassifications

Certain prior year amounts have been restated to conform with the 2002 presentation. Such reclassifications had no effect on net income.

PART I.   FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following Management's Discussion and Analysis is presented to provide information concerning the financial condition of Old National as of September 30, 2002, as compared to September 30, 2001 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001. Management's forward-looking statements are intended to benefit the reader, but are subject to various risks and uncertainties which may cause actual results to differ materially, including but not limited to: (1) economic conditions generally and in the financial services industry; (2) increased competition in the financial services industry; (3) actions by the Federal Reserve Board and changes in interest rates; and (4) governmental legislation and regulation.

Financial Condition
Old National's assets at September 30, 2002, were $9.3 billion, a 4.3% increase since September 2001 and a 3.6% increase since December 2001. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 3.2% over the prior year. During the past year, the mix of earning assets reflected a decrease in loans of 7.0% while money market investments and investment securities increased a combined 33.6%. Since December 2001, earning assets increased 2.8% with loans decreasing 6.7% and investment securities and money market investments increasing 27.8%. Commercial real estate loans have decreased 1.8% over prior year and 1.1% since December 2001. Commercial loans have decreased 4.2% over prior year and 5.0% since December 2001. Residential real estate loans have decreased 20.9% from prior year and 20.2% from December 2001 primarily due to sales or securitizations of existing and recently originated fixed-rate mortgages. These results include the effects of the sale of eight branches as discussed under the "Results of Operations", which decreased total loans by $107.3 million.

At September 30, 2002, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) decreased to $80.5 million from $85.5 million as of December 31, 2001. As of these dates, under-performing assets in total were 1.38% and 1.39%, respectively, of total loans and foreclosed properties. While total under-performing assets showed a slight decrease during this period, the composition of the under-performing changed.

Nonaccrual loans increased $27.3 million since December 31, 2001. The majority of this increase came in the third quarter and resulted from two areas. A third quarter internal policy change of placing into nonaccrual 1-4 family residential real estate secured loans that are 90 days or more past due has, in part, contributed to an increase of $7.3 million in nonaccrual loans in this business line segment. In addition, in the third quarter, one commercial borrowing relationship of approximately $14 million was moved to nonaccrual status.

With regard to the decrease in restructured loans since December 31, 2001, the loans removed were loans related to the lodging/accommodation industry where only payment terms had been modified and, accordingly, were required to be reported as restructured only in one fiscal year period.

The decrease in 90 days or more past due loans since December 31, 2001, was due, in part, to the change in policy regarding 1-4 family residential real estate secured loans referenced above.

($ in thousands)                          September 30,  December 31,
                                              2002          2001
                                          -------------  ------------

Nonaccrual loans                             $65,155        $37,894
Restructured loans                                --         25,871
Foreclosed properties                          9,023          9,204
                                             -------        -------
  Total non-performing assets                 74,178         72,969
Past due 90 days or more, still accruing       6,344         12,580
                                             -------        -------
  Total under-performing assets              $80,522        $85,549
                                             =======        =======
Under-performing assets as a % of total
 Loans and foreclosed properties                1.38%          1.39%
                                             =======        =======

As of September 30, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $ 30.1 million with no related allowance and $247.3 million with $64.2 million of related allowance.

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

For the nine months ended September 30, 2002, the average balance of impaired loans was $235.2 million and $10.6 million of interest was recorded.

Old National's consolidated loan portfolio is well diversified. The only concentration of credit in any particular industry exceeding 10% of its portfolio was in real estate rental and leasing which comprised 14.3% of total loans at September 30, 2002. Old National has minimal exposure to construction lending or leveraged buyouts and no exposure in credits to foreign or lesser-developed countries.

Total deposits at September 30, 2002 decreased $167.4 million or 2.6% compared to September 2001. Brokered certificates of deposit, included in time deposits, decreased $282.7 million since September 2001. Since December 31, 2001, total deposits decreased $314.5 million or 6.3% with brokered certificates of deposit decreasing $245.1 million in this same period. These results include the effects of the sale of eight branches as discussed under the "Results of Operations", which decreased total deposits by $202.9 million. Excluding this effect, total deposits increased by 0.5% since prior year and decreased by 1.7% since December 31, 2001.

Short-term borrowings, comprised of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $122.3 million since September 2001 and increased $254.8 million since December 2001. Other borrowings, which is primarily advances from Federal Home Loan Banks and subordinated bank notes, increased $237.7 million over September 2001 and increased $106.1 million over December 2001. The increase in short-term borrowings and other borrowings since September 2001 and December 2001 was primarily to finance asset growth and refinance the decline in time deposits, mostly brokered certificates of deposit. The growth in other borrowings was primarily in the form of senior and subordinated bank notes issued under Old National's global note program.

Capital
Total shareholders' equity increased $77.3 million since September 2001 and $88.6 million since December 2001. Accumulated other comprehensive income, primarily net unrealized gain on investment securities, increased $23.5 million since September 2001 and increased $42.2 million since December 2001.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:

                                                      Regulatory Guidelines         September 30,    December 31,
                                                 ----------------------------    ------------------ --------------
                                                    Minimum  Well-Capitalized      2002       2001        2001
                                                 ----------  ----------------      ----       ----        ----
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)   4.00%       5.00%           7.69%       6.61%       6.58%
Tier 1 capital to risk-adjusted total assets          4.00        6.00           11.27        9.16        9.28
Total capital to risk-adjusted total assets           8.00       10.00           14.91       10.35       12.83
Shareholders' equity to total assets                   N/A         N/A            7.80        7.27        7.04

Asset/Liability Management
Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Market Value of Equity. Net Interest Income at Risk is used by management and the board of directors to evaluate the impact of changing rates over a two year horizon while Market Value of Equity is more useful for long term interest rate risk.

Old National models interest rate risk in many possible interest rate environments. Old National Bancorp's board of directors, through its Funds Management Committee, establishes policy guidelines for the allowable change in cumulative net interest income over a two year period and the change in Market Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guideline for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. As of September 30, 2002, Old National projects that in a -200 basis point shock to interest rates net interest income would be down 6.23% cumulative over the next two years. In a +200 basis point shock to interest rates Old National projects net interest income would be up 2.61% cumulative over the next two years. The current guideline for the allowable fluctuation in Market Value of Equity is +/- 12% in a 200 basis point shock to the yield curve. As of September 30, 2002, Old National projects Market Value of Equity to decrease by 17.5% in a -200 basis point shock to interest rates and to increase by 2.7% in a +200 basis point shock.

Several factors contributed to Old National's increased sensitivity to interest rates during the third quarter of 2002. Significantly lower interest rates, particularly in the two to ten year segment of the yield curve, shortened the expected duration of residential mortgage assets in loan and investment portfolios. Additionally, Old National experienced significant growth in demand and NOW deposits and savings accounts, its longest duration sources of core funding. While the current risk position is outside current guidelines in the -200 basis point shock, executive management and the Funds Management Committee believe this is an acceptable interest rate risk position in the current extraordinarily low interest rate environment.

Results of Operations
Net Income
Net income for the quarter ended September 30, 2002 was $34.8 million, including a gain on branch divestitures as described below, compared to $26.1 million for the same quarter last year. Year-to-date net income, was $91.2 million for 2002, including the gain on branch divestitures, and $68.3 million for 2001, which includes merger and restructuring costs as discussed below. Diluted earnings per common share were $0.57 for the quarter compared to $0.42 for the same period of the prior year. Diluted earnings per share for the nine months ended were $1.49 for 2002 compared to $1.09 for 2001.

During the third quarter of 2002, Old National closed the sales of eight branches located in markets no longer considered consistent with the company's strategy. The sold branches had total deposits of $202.9 million and total loans of $107.3 million. The sales resulted in a pre-tax gain of $12.5 million and an after-tax gain of $8.3 million.

The 2001 year-to-date results included $9.7 million of merger and restructuring charges related to the realignment of the banking operations administrative structure recorded in the second quarter. This includes $6.5 million of severance and employee-related costs, $2.1 million of fixed asset write downs and $1.1 million of other costs.

Return on average assets (ROA) for the quarter was 1.49% for 2002 and 1.18% for 2001. Return on equity (ROE) for the quarter was 20.74% for 2002 and 16.88% for 2001. Year-to-date, ROA was 1.32% in 2002 compared to 1.03% in 2001 and ROE was 18.56% for 2002 and 14.62% for 2001.

A portion of the improvement in net income resulted from Old National's adoption, on January 1, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 142 requires companies to no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test these assets for impairment at least annually in accordance with the provisions of Statement 142. The impact to third quarter earnings of adopting Statement 142 and no longer amortizing goodwill against earnings was an increase in net income of approximately $1.3 million or $0.03 per share when compared to the same period in 2001. The year-to-date impact to earnings was $4.1 million or $0.07 per share. The full impact of adopting Statement 142 is expected to result in an increase in net income of approximately $5.4 million or $0.09 per share in 2002.

Net Interest Income/Net Interest Margin (taxable equivalent basis)
Third quarter net interest income for 2002 was $78.0 million, a 1.2% decrease from the same quarter last year. The net interest margin for the third quarter was 3.60% for 2002 compared to 3.82% for 2001. The decrease in net interest margin relates to continued weakness in loan demand and the related increase in the investment portfolio at lower yields than are normally available for commercial and consumer loans. Year-to-date net interest income for 2002 was $237.9 million, a 2.3% increase over 2001. The net interest margin for the nine months ended was 3.70% for 2002 compared to 3.76% for 2001. Net interest margin is not expected to improve in the near future if the economic conditions continue to result in weak loan demand and low interest rates.

Provision and Allowance for Loan Losses
The provision for loan losses was $11.0 million for the quarter compared to $7.4 million for the same quarter in 2001. The increase in the quarter was primarily due to recognition of a slowdown in the pace of the current economic recovery in the geographical areas served by the company. Credit quality continues to be a significant variable in the earnings of the company. Old National does not see any indicators of improvement in economic conditions, which would have a positive impact on the credit portfolio. The year-to-date provision for loan losses was $26.0 million for 2002 compared to $17.4 million for 2001. Old National's net charge-offs were 0.39% of average loans for the current quarter, compared to 0.42% in the same quarter of 2001. Net charge-offs ratio year-to-date was 0.32% for 2002 and 0.34% for 2001.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for probable losses inherent in the portfolio at the balance sheet date. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, loan documentation, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans was 1.48% at September 30, 2002 compared to 1.20% in 2001. The allowance for loan losses covers all under-performing loans by 1.2 times at September 30, 2002 and 1.0 times at December 31, 2001.

Noninterest Income
Excluding the gain on branch divestitures and gains on sales of securities, noninterest income increased 28.8% over the third quarter of 2001 and year-to-date 16.5% over the same period in 2001. A major contributor to this strong performance continues to be mortgage banking revenue, which increased $1.3 million or 48.4% compared to second quarter of 2002. For the year-to-date, mortgage-related revenue increased $3.8 million or 59.8%. Bank-owned life insurance increased $.9 million quarter-to-date and $2.2 million year-to-date due to increases in underlying assets.

Revenues related to trust, asset management, insurance brokerage and investment and annuity sales totaled $13.1 million during the third quarter compared to $9.7 million during the same quarter for 2001. Year-to-date revenues were $35.4 million, an increase of 15.5% over the same period in 2001. A new contributor in this area was the acquisition on July 1, 2002, of Fund Evaluation Group ("FEG"), an asset management consulting and advisory firm headquartered in Cincinnati, Ohio, that contributed $2.7 million of fee income during the quarter.

Noninterest Expense
Noninterest expense increased 13.8% in the third quarter and 3.2% for the nine months of 2002 compared to 2001, excluding 2001 restructuring charges. These increases are partially due to the acquisition of FEG, which accounted for an increase in total noninterest expense of $2.1 million in the third quarter. Salaries and benefits, together the largest individual component of noninterest expense, increased 13.6% compared to the same quarter last year and 5.1% compared to 2001, of which $1.5 million related to FEG. Marketing expenses were $3.2 million for the quarter compared to $1.4 million for the same quarter in 2001. This increase is due to a new marketing campaign used to better describe the broadening scope of financial services and markets being served by Old National. Most of the development costs associated with this program were incurred during the third quarter. During the quarter, Old National consolidated its mortgage banking activities into a centralized structure. Origination, production and servicing functions previously conducted throughout the company were organized into a single unit and the servicing of mortgages held by Old National and serviced for others has been subcontracted to an outside company. Processing expenses increased $1.4 million due to costs associated with the servicing subcontractor. These increases for the quarter were partially offset by a decrease in other expense of $1.0 million during the quarter ended September 30, 2002, due primarily to the decrease of amortization of goodwill resulting from the implementation of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets".

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, was 24.9% compared to 24.7% in 2001 for the quarter and 23.3% for 2002 and 23.1% for 2001 year-to-date.

Critical Accounting Policies and Estimates
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q, are based upon Old National's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of the mortgage servicing assets. Actual results could differ from those estimates.

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

o Mortgage Servicing Assets. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the estimated fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

ITEM 3.
Quantitative and Qualitative Disclosures
About Market Risk

As described in Old National's Form 10-K for the year ended December 31, 2001, Old National's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Old National manages market risk since December 31, 2001.

ITEM 4.
Controls and Procedures

a) Evaluation of disclosure controls and procedures. Old National's principal executive officer and principal financial officer have concluded that Old National's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal controls. There have been no significant changes in Old National's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 5.  Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

     The exhibits listed in the Exhibit Index at page 23 of this Form 10-Q are filed herewith or are incorporated by reference herein.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2002.

     The Registrant filed a current report on Form 8-K dated August 14, 2002. The purpose of this Form 8-K was to report that the registrant filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended June 30, 2002 and that the certification by the registrant's chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied such Quarterly Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Old National BANCORP
     --------------------------------
     (Registrant)

By:  /s/ John S. Poelker
     --------------------------------
     John S. Poelker
     Executive Vice President and Chief Financial Officer
     Duly Authorized Officer and Principal Financial Officer

Date: November 14, 2002

                        FORM OF SECTION 302 CERTIFICATION

I, James Risinger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Old National Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have been identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                         /s/ James A. Risinger
      -----------------                         -----------------------------
                                                James A. Risinger
                                                Chairman, President and
                                                Chief Executive Officer

                        FORM OF SECTION 302 CERTIFICATION

I, John Poelker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Old National Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have been identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          /s/ John S. Poelker
      -----------------                         -----------------------------
                                                John S. Poelker
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX OF EXHIBITS

Regulation S-K
Reference
(Item 601)
----------

3 (i) Articles of Incorporation of the Registrant, (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3 (ii) By-Laws of the Registrant, amended and restated effective September 26, 2002 are filed herewith.

4 Instruments defining rights of security holders, including indentures

            Form of Indenture between the Registrant and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999.)

10          Material contracts

       (a) Old National Bancorp Employees' Retirement Plan (incorporated by reference to the Registrant's Quarterly (a) Report on Form 10-Q for the quarter ended March 31, 1997).*

       (b) Employees' Savings and Profit Sharing Plan of Old National Bancorp (incorporated by reference to the (b) Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1997).*

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

       (f) Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc.

       (g) Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc.


             ------
             *Management contract or compensatory plan or arrangement