Form 10-K
period 2002-12-31
OLD NATIONAL BANCORP /IN/
filed 2003-03-12
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-15817
__________________________________________

OLD NATIONAL BANCORP
(Exact name of the Registrant as specified in its charter)
INDIANA	35-1539838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Main Street Evansville, Indiana	47708 (Zip Code)
(Address of principal executive offices)
----------------
(812) 464-1434
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value Preferred Stock Purchase Rights	New York Stock Exchange
ONB Capital Trust I: 9.500% Trust Preferred Securities	New York Stock Exchange
ONB Capital Trust II: 8.00% Trust Preferred Securities	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Registrant's voting common stock held by non-affiliates on June 28, 2002, was $1,555,356,449 (based on the closing price on that date of $24.24, as quoted on the New York Stock Exchange). In calculating the market value of securities by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 28, 2002, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant's trust department in a fiduciary capacity.

The number of shares outstanding of the Registrant's classes of common stock, as of February 28, 2003, was 63,767,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's annual report to shareholders for the year ended December 31, 2002, is incorporated by reference into Part II of this Form 10-K.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, is incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

OLD NATIONAL BANCORP
2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Old National Bancorp (the "Registrant") is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Through its non-bank affiliates, the Registrant provides services incidental to the business of banking. Since its formation in 1982, the Registrant has acquired more than 40 financial institutions and financial services companies and may acquire additional financial institutions and financial services companies in the future. As of December 31, 2002, the Registrant employed 2,941 full-time equivalent employees. For further discussion of the business of the Registrant see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. Information about the Registrant's business segments is included in Note 18 (page 45 of the Notes to the Consolidated Financial Statements in the Registrant's 2002 Annual Report to Shareholders) and is incorporated by reference and attached to this filing as Exhibit 13. A brief description of the community banking, non-bank services, and treasury segments are described below.

Community Banking Segment

As of December 31, 2002, the Registrant's affiliate bank operates over 130 banking centers in Indiana, Illinois, Kentucky, Tennessee, and Ohio. During the third quarter of 2002, Old National finalized the sales of eight branches in markets no longer considered consistent with the company's strategy.

The Registrant's banking centers are engaged in a wide range of commercial and consumer banking activities. Depository products include a variety of demand, NOW, savings and money market, and time accounts, which address the needs of customers in each of the markets served. Lending services include commercial, commercial real estate, residential real estate, and consumer loans. Other services include lease financing, providing debit card and other electronically accessed banking services, letters of credit, cash management services, Internet banking, and providing other services relating to the general banking business.

Non-bank Services Segment

The Registrant's non-bank affiliates provide additional financial or support services incidental to its operations. The non-bank affiliates provide a variety of financial services including fiduciary and trust services, investment and brokerage services, asset management and advisory services, insurance, and selling of mutual fund products.

Fiduciary and trust services are offered through an affiliate trust company under the business name of Old National Trust Company. During 2002, Signal Capital Management, Inc. ("SCM") was formed, which is a wholly-owned subsidiary of Old National Trust Company. SCM is a Registered Investment Advisor and will open up new distribution channels for mutual funds and fee-based asset management. In July 2002, the Registrant completed the acquisition of Fund Evaluation Group, Inc. ("FEG"), an investment and consulting firm based in Cincinnati, Ohio. FEG provides investment consulting and performance management services. ONB Insurance Group, Inc. is an insurance agency that offers products that are issued and underwritten by various insurance companies not affiliated with the Registrant. In December 2002, the Registrant expanded its insurance business through the acquisition of Terrill Group, Inc. ("TGI"), an insurance agency based in St. Louis, Missouri. The insurance products offered include property and casualty, health, life, disability, and accident insurance. Old National Realty owns certain properties in Evansville, Indiana, leased by affiliates.

Various subsidiaries of the affiliate bank also provide non-bank services. ONB Investments Services, Inc. sells a variety of investment and brokerage products. Indiana Old National Insurance Company ("IONIC") and Central Life Insurance Company reinsure credit life insurance. In addition, IONIC provides captive property and casualty insurance for the Registrant and reinsures most of the coverage to non-affiliated carriers.

Treasury Segment

Treasury manages investments, wholesale funding, interest rate risk, liquidity, and leverage for the Registrant. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking customers.

Competition

The banking industry and related financial services providers operate in a highly competitive market. The Registrant encounters strong direct competition for deposits, loans, and other financial services. The Registrant competes for customers through offering a wide variety of products to fit the needs of various customers, providing quality customer service, offering convenient locations and hours of operation, and providing quality training to employees. The affiliate bank competes for loans and deposits primarily through offering competitive interest rates and fees. For further discussion of the competitors of the Registrant see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

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

The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts the Registrant's non-banking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosures of corporate information. The New York Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, the Registrant's chief executive officer and chief financial officer are required to certify that the Registrant's quarterly and annual reports do not contain any untrue statements of a material fact. The rules also require that these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Registrant's internal controls; they have made certain disclosures to auditors and the audit committee of the board of directors about internal controls; and they have included information in the Registrant's quarterly and annual reports about their evaluation and whether there have been significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subject to the evaluation.

On January 23, 2003, the Board of Directors of Old National Bancorp approved various corporate governance matters to strengthen and improve its already strong corporate governance practices. The Board adopted a Corporate Governance and Nominating Committee Charter, amended the Audit Committee Charter, and adopted a Compensation Committee Charter. In addition, the Board of Directors approved Corporate Governance Guidelines, a Code of Business Conduct and Ethics which applies to all officers and employees as well as Directors of the Corporation, and a Senior Financial and Executive Officer Code of Ethics.

On October 26, 2001, the USA Patriot Act of 2001 was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence community's ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports by non-financial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. The Registrant's affiliate bank met all risk-based capital requirements of the FDIC and OCC as of December 31, 2002. For the Registrant's regulatory capital ratios and regulatory requirements as of December 31, 2002, see the information under the caption of Capital Resources in the Management Discussion and Analysis of Financial Condition and Results of Operations on page 26 of the Annual Report to Shareholders for the year ended December 31, 2002.

The Registrant's affiliate bank is subject to the provisions of the National Bank Act, is supervised, regulated, and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve, and the FDIC.

A substantial portion of the Registrant's cash revenue is derived from dividends paid to it by its affiliate bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 16 of the consolidated financial statements referenced in Item 8.

Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities, and other aspects of banking operations.

Branching by the Registrant's affiliate bank is subject to the jurisdiction and requires notice to or the prior approval of the bank's primary federal regulatory authority.

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

The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies which have elected to become financial holding companies to engage in a substantially broader range of non-banking activities, including securities, investment advice and insurance activities, than is permissible for bank holding companies that have not elected to become financial holding companies. The Registrant has elected to be a financial holding company. As a result, the Registrant may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. The Registrant does not anticipate significant changes in its products or services as a result of GLBA.

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

In addition to the matters discussed above, the Registrant's affiliate bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting their lending, deposit, and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

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

Forward-Looking Statements and Risk Factors

A cautionary note about forward-looking statements. In its oral and written communication, the Registrant from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." The Registrant may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Registrant undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," incorporated in Item 7 of this Form 10-K, lists some of the factors which could cause the Registrant's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-K. Other uncertainties which could affect the Registrant's future performance include the effects of competition, technological changes and regulatory developments (see the discussion under the heading "Supervision and Regulation" above); changes in fiscal, monetary and tax policies; market, economic, operational, liquidity, credit and interest rate risks associated with the Registrant's business; inflation; competition in the financial services industry; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Registrant in its other filings from time to time when considering any forward-looking statement.

Available Information

All reports filed electronically by Old National Bancorp with the Securities and Exchange Commission ("SEC"), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information, and amendments to those reports filed (if applicable), are accessible at no cost on the Registrant's web site at www.oldnational.com. These filings are also accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by the Registrant with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2. Properties

The principal executive offices of the Registrant and its community banking, non-banking services, and treasury segments are located in leased space in the multi-story Old National Bank building located at 420 Main Street, Evansville, Indiana. The building is owned by a non-affiliated third party. The Registrant began construction of a new headquarters building in Evansville, Indiana, on June 27, 2002, with completion expected during 2004. On October 11, 2002, the Registrant entered into a $52 million construction contract for the new building with a company controlled by a director.

The Registrant's affiliate bank conducts business primarily from facilities Old National Bank owns. Of the over 130 banking centers operated by Old National Bank in Indiana, Illinois, Kentucky, Tennessee and Ohio, 30 are leased from non-affiliated third parties and the remainder are owned by Old National Bank and are free from mortgages and major encumbrances.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 2002.
PART II

Item 5. Market For The Registrant's Common Stock And Related Shareholders

Page 49 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is expressly incorporated herein by reference.

On October 22, 2002, the Registrant entered into an Agreement of Affiliation and Merger (the "Merger Agreement") with Terrill Group, Inc. ("TGI"), pursuant to which ONB Acquisition Subsidiary, Inc., a wholly-owned subsidiary, would merge into TGI with the result that TGI would become our wholly-owned subsidiary. Under the Merger Agreement, each holder of outstanding common stock of TGI became entitled to receive shares of the Registrant's common stock. The merger was completed on December 1, 2002, after which date we became obligated to issue a total of approximately 656,180 shares of the Registrant's common stock to the former holders of common stock of TGI. The issuance of the shares of the Registrant's common stock to former shares of TGI was accomplished as a private placement pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. The Registrant registered shares not being held in escrow for resale on December 16, 2002.

Item 6. Selected Financial Data

Page 13 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is expressly incorporated herein by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Pages 14 through 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is expressly incorporated herein by reference.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Page 18 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is expressly incorporated herein by reference.

Item 8. Financial Statements And Supplementary Data

Pages 28 through 47 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is expressly incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable
PART III

Item 10. Directors And Executive Officers Of The Registrant

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

Item 11. Executive Compensation

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

This information is omitted from this report, with the exception of the equity compensation plan information, pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

Equity Compensation Plan Information

The following table contains information concerning the 1999 Equity Incentive Plan approved by shareholders in 1999 as of the fiscal year ended December 31, 2002.
Plan Category ---------------------------	Number of securities to be issued upon exercise of outstanding options, warrants and rights ----------------------------	Weighted-average exercise price of outstanding options, warrants and rights ---------------------------	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) -------------------------------
Equity Compensation plans approved by security holders	3,730,418	$23.33	3,197,968
Equity Compensation plans not approved by security holders	-	-	-
	-----------------------	--------------------------	------------------------------
Total	3,730,418 ==============	$23.33 ===============	3,197,968 ==================

NOTE: The Registrant has assumed a number of stock options through various mergers. The number of stock options outstanding related to acquisitions at December 31, 2002, was 130,149 with a weighted average exercise price of $12.38.

Item 13. Certain Relationships And Related Transactions

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Registrant will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

Item 14. Controls And Procedures
(a)

Evaluation of Disclosure Controls and Procedures. The Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-K, are effective.

(b)

Changes in Internal Controls. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K
(a)	1. Financial Statements:

Report of Independent Accountants
Consolidated Balance Sheet--December 31, 2002 and 2001
Consolidated Statement of Income--Years Ended December 31, 2002, 2001, and 2000
Consolidated Statement of Changes in Shareholders' Equity--Years Ended December 31, 2002, 2001, and 2000
Consolidated Statement of Cash Flows--Years Ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

Incorporated by reference to pages 28 through 47 of the Registrant's Annual Report for the year ended December 31, 2002, attached hereto as Exhibit 13.

2. Financial Statement Schedules

The schedules for the Registrant and its subsidiaries are omitted because absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K (page 16, including executive compensation plans and arrangements which are identified separately by asterisk).

With the exception of the information herein expressly incorporated by reference, the 2002 Proxy Statement is not to be deemed filed as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002.

The Registrant filed a current report on Form 8-K dated November 14, 2002 (inadvertently filed twice on the same day). The purpose of this Form 8-K was to report that the Registrant filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2002, and that the certification by the Registrant's chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanies such Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OLD NATIONAL BANCORP

By: /s/ James A. Risinger	Date:	March 12, 2003
-----------------------	-------------
James A. Risinger, Chairman of the Board of Directors, President and CEO (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

By:
------------------------
David L. Barning, Director

By:
------------------------
Richard J. Bond, Director

By: /s/ Alan W. Braun
------------------------
Alan W. Braun, Director

By:
------------------------
Larry E. Dunigan, Director

By:
------------------------
David E. Eckerle, Director

By: /s/ Niel C. Ellerbrook
------------------------
Niel C. Ellerbrook, Director

By: /s/ Douglas D. French
------------------------
Douglas D. French, Director

By: /s/ Andrew E. Goebel
------------------------
Andrew E. Goebel, Director

By: /s/ Phelps L. Lambert
------------------------
Phelps L. Lambert, Director

By: /s/ Ronald B. Lankford
------------------------
Ronald B. Lankford, Director

By:
------------------------
Lucien H. Meis, Director

By:
------------------------
Louis L. Mervis, Director

By: /s/ James A. Risinger
------------------------
James A. Risinger, Chairman of the Board of Directors, President and CEO (Principal Executive Officer)

By:
------------------------
John N. Royse, Director

By: /s/ Marjorie Z. Soyugenc
------------------------
Marjorie Z. Soyugenc, Director

By: /s/ Kelly N. Stanley
------------------------
Kelly N. Stanley, Director

By: /s/ Charles D. Storms
------------------------
Charles D. Storms, Director

By: /s/ John S. Poelker
------------------------
John S. Poelker, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ Candice J. Jenkins
------------------------
Candice J. Jenkins, Vice President and Corporate Controller (Principal Accounting Officer)

FORM OF SECTION 302 CERTIFICATION

I, James Risinger, certify that:
1.	I have reviewed this annual report on Form 10-K of Old National Bancorp;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003 -------------	By:	/s/ James A. Risinger ----------------- James A. Risinger Chairman, President and Chief Executive Officer

FORM OF SECTION 302 CERTIFICATION

I, John Poelker, certify that:
1.	I have reviewed this annual report on Form 10-K of Old National Bancorp;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 12, 2003 ------------	By:	/s/ John S. Poelker --------------- John S. Poelker Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS
Exhibit
Number

3 (i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3 (ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4	Instruments defining rights of security holders, including indentures

Form of Indenture between the Registrant and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999.

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

(d)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001)*.

(e)

Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Registrant's Post-Effective Amendment of the Registration Statement on Form S-3, Registration No. 333-20083, filed with the Securities and Exchange Commission on August 14, 2000).

(f)

Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contracts, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(g)

Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contracts, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

13	Portions of the Annual Report to Shareholders for the year ended December 31, 2002.

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLC

______________

* Management contract or compensatory plan or arrangement