Form 10-Q
period 2003-03-31
OLD NATIONAL BANCORP /IN/
filed 2003-05-15
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 63,372,000 shares outstanding at April 30, 2003.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Old National Bancorp
Consolidated Balance Sheet
($ and shares in thousands) (Unaudited)	March 31,		December 31,
	2003	2002	2002
	-----------------	-----------------	------------------
Assets
Cash and due from banks	$210,980	$173,218	$223,007
Money market investments	5,916	19,669	13,219
	---------------	---------------	---------------
Total cash and cash equivalents	216,896	192,887	236,226
Investment securities - available-for-sale, at fair value	3,077,911	2,599,803	3,077,798
Investment securities - held-to-maturity, at amortized cost
(fair value of $236,825 at March 31, 2003)	236,825	-	-
Loans:
Commercial	1,690,403	1,693,608	1,696,347
Commercial real estate	1,871,861	1,848,925	1,883,303
Residential real estate	1,027,328	1,349,644	1,136,414
Consumer credit, net of unearned income	1,050,317	1,035,750	1,053,571
	---------------	---------------	---------------
Total loans	5,639,909	5,927,927	5,769,635

Allowance for loan losses	(83,993)	(76,791)	(87,742)
	---------------	---------------	---------------
NET LOANS	5,555,916	5,851,136	5,681,893
	---------------	---------------	---------------
Goodwill	110,648	82,772	110,648
Core deposit-related and other intangible assets	27,044	4,951	27,042
Mortgage servicing rights	10,464	10,158	11,367
Other assets	489,472	427,368	467,582
	---------------	---------------	---------------
TOTAL ASSETS	$9,725,176	$9,169,075	$9,612,556
	=========	=========	=========
Liabilities
Deposits:
Noninterest-bearing demand	$727,077	$708,578	$778,429
Interest-bearing:
Savings, NOW and money market	2,506,225	2,275,557	2,429,866
Time deposits	3,087,641	3,637,853	3,230,985
	---------------	---------------	---------------
TOTAL DEPOSITS	6,320,943	6,621,988	6,439,280

Short-term borrowings	974,835	635,405	918,349
Other borrowings	1,379,988	1,128,809	1,247,857
Guaranteed preferred beneficial interests in
subordinated debentures	150,000	50,000	150,000
Accrued expenses and other liabilities	156,373	85,827	116,360
	---------------	---------------	---------------
TOTAL LIABILITIES	8,982,139	8,522,029	8,871,846
	---------------	---------------	---------------
Shareholders' Equity
Common stock, $1 stated value, 150,000 shares authorized	63,593	61,161	63,856
Capital surplus	522,404	471,812	528,379
Retained earnings	110,795	108,488	96,652
Accumulated other comprehensive income, net of tax	46,245	5,585	51,823
	---------------	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	743,037	647,046	740,710
	---------------	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,725,176	$9,169,075	$9,612,556
	=========	=========	=========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income
($ and shares in thousands, except per share data)	Three Months Ended
(Unaudited)		March 31,
	2003	2002
Interest Income	----------------	----------------
Loans, including fees:
Taxable	$84,955	$103,776
Nontaxable	4,264	4,344
Investment securities, available-for-sale
Taxable	25,982	24,944
Nontaxable	8,029	7,185
Investment securities, held-to-maturity
Taxable	277	-
Money market investments	71	101
	-----------	-----------
TOTAL INTEREST INCOME	123,578	140,350
	-----------	-----------
Interest Expense
Savings, NOW and money market deposits	6,205	7,233
Time deposits	31,874	41,506
Short-term borrowings	2,574	2,425
Other borrowings	13,122	14,729
	-----------	-----------
TOTAL INTEREST EXPENSE	53,775	65,893
	-----------	-----------
NET INTEREST INCOME	69,803	74,457
Provision for loan losses	9,000	7,500
	-----------	-----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	60,803	66,957
	-----------	-----------
Noninterest Income
Trust and asset management fees	7,360	4,990
Service charges on deposit accounts	10,778	9,343
Mortgage banking revenue	4,403	3,418
Insurance premiums and commissions	8,247	4,183
Investment product fees	2,678	1,772
Bank-owned life insurance	1,685	1,484
Net securities gains	2,730	1,565
Other income	5,039	3,752
	-----------	-----------
TOTAL NONINTEREST INCOME	42,920	30,507
	-----------	-----------
Noninterest Expense
Salaries and employee benefits	41,660	36,204
Occupancy	4,521	3,809
Equipment	3,698	3,836
Marketing	2,427	1,944
FDIC insurance premiums	259	290
Processing	4,192	2,954
Communication and transportation	3,119	2,971
Professional fees	2,416	1,938
Core deposit-related and other intangible amortization	524	242
Other expenses	7,349	7,076
	-----------	-----------
TOTAL NONINTEREST EXPENSE	70,165	61,264
	-----------	-----------
Income before income taxes	33,558	36,200
Provision for income taxes	7,298	8,339
	-----------	-----------
Net Income	$26,260	$27,861
	======	======
Net income per common share:
Basic	$0.41	$0.43
Diluted	$0.41	$0.43
Weighted average number of common shares outstanding:
Basic	63,704	64,184
Diluted	63,757	64,281
Dividends per common share	$0.19	$0.16
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
($ in thousands) (Unaudited)	Three Months Ended
	March 31,
	2003	2002
	----------------	----------------
Cash flows from operating activities:
Net income	$26,260	$27,861
	-------------	------------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	3,197	3,196
Amortization of core deposit-related and other intangible assets	524	242
Net premium amortization on investment securities	2,773	1,300
Provision for loan losses	9,000	7,500
Gain on sales of investment securities	(2,730)	(1,565)
Gain on sales of assets	(2,822)	(174)
Mortgage loans originated for sale	(261,559)	(211,895)
Proceeds from sale of mortgage loans	264,499	212,110
Increase in other assets	(13,183)	(50,301)
Increase in accrued expenses and other liabilities	43,862	2,366
	------------	------------
Total adjustments	43,561	(37,221)
	------------	------------
Net cash flows provided by (used in) operating activities	69,821	(9,360)
	-----------	-----------
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(580,903)	(651,775)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	293,445	198,979
Proceeds from sales of investment securities available-for-sale	278,085	86,789
Purchases of investment securities held-to-maturity	(236,846)	-
Net principal collected from (loans made to) customers:
Commercial	(3,689)	47,318
Mortgage	118,945	126,540
Consumer	1,721	26,119
Proceeds from sales of premises and equipment	249	1,163
Purchases of premises and equipment	(12,083)	(2,553)
	------------	------------
Net cash flows used in investing activities	(141,076)	(167,420)
	------------	------------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
Noninterest bearing demand deposits	(51,352)	(25,236)
Savings, NOW and money market deposits	76,359	69,396
Time deposits	(143,344)	(38,612)
Short-term borrowings	56,486	33,093
Payments for maturities on other borrowings	(69,469)	(4,237)
Proceeds from issuance of other borrowings	201,600	50,000
Cash dividends paid	(12,117)	(10,402)
Common stock repurchased	(12,571)	(6,699)
Common stock reissued under stock option and stock purchase plans	6,333	5,998
	------------	------------
Net cash flows provided by financing activities	51,925	73,301
	------------	------------
Net decrease in cash and cash equivalents	(19,330)	(103,479)
Cash and cash equivalents at beginning of period	236,226	296,366
	------------	------------
Cash and cash equivalents at end of period	$216,896	$192,887
	=======	=======
Total interest paid	$55,490	$67,620
Total taxes paid	$1,735	$ -

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2003 and 2002, and December 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. Interim results do not necessarily represent annual results.

2.  Impact of Accounting Changes

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement clarifies under what circumstances a contract, with an initial net investment, meets the characteristic of a derivative; clarifies when a derivative contains a financing component; amends the definition of an underlying to conform it to language in Financial Accounting Standards Board Interpretation No. 45; and amends certain other existing pronouncements. The changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The majority of SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The impact of SFAS No. 149 is not expected to have a material impact on results of operations, financial position, or liquidity.

In November 2002, Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, residual value guarantees under capital lease arrangements, commercial letters of credit, and loan commitments. The disclosure requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Old National adopted FIN 45 on January 1, 2003, the effect of which was not material.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects.

Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Old National's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated below:

For the Three Months Ended March 31,
($ in thousands except per share data)	2003 ----------------	2002 ------------------
Net income:

  As reported
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects

  Proforma

Basic net income per share:
  As reported
  Proforma
Diluted net income per share:
  As reported
  Proforma

	$26,260 (1,099) ------------- $25,161 ======== $0.41 0.39 0.41 0.39	$27,861 (645) ------------- $27,216 ======== $0.43 0.42 0.43 0.42

3.  Acquisition and Divestiture Activity

Subsequent to quarter end, May 1, 2003, Old National completed the purchase of the James L. Will Insurance Agency, Inc., based in Evansville, Indiana. Old National issued 206,852 common shares in the approximately $4.6 million transaction which was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations."

On July 1, 2002, Old National completed the purchase of Fund Evaluation Group, Inc. ("FEG"), a Cincinnati, Ohio- based investment consulting firm. The cash purchase of approximately $25 million was accounted for in accordance with SFAS No. 141. Definite-lived intangible assets of $9.0 million were recorded from this purchase, which are being amortized over ranges of 4 to 40 years. An indefinite-lived intangible asset of $2.8 million was also recorded. In addition, goodwill of $12.6 million was recorded from the acquisition. As of June 30, 2002, FEG's unaudited financial statements reflected $3.0 million in total assets and net income for the six months then ended of $440 thousand.

On December 1, 2002, Old National completed the purchase of Terrill Group, Inc. ("TGI"), an insurance agency located in St. Louis, Missouri. The approximately $20 million transaction, including Old National's issuance of 656,180 common shares as a part of the transaction, was accounted for as a purchase in accordance with SFAS No. 141. Definite-lived intangible assets of $11.2 million were recorded and are being amortized from 21 to 24 years. Goodwill of $15.5 million was also recorded. As of November 30, 2002, TGI's unaudited financial statements reflected $10.0 million in total assets and total revenue of $14.7 million for the eleven months then ended.

During the third quarter of 2002, Old National finalized the sales of eight branches resulting in a pre-tax gain totaling $12.5 million. The branch sales resulted in a decrease in total loans of $107.3 million and total deposits of $202.9 million.

4.  Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid January 27, 2003, to shareholders of record on January 6, 2003. All share and per share data presented herein have been restated for the effects of the stock dividend. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data)
	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Income --------------	Share ----------------	Per Share Amount -------------	Income --------------	Shares -------------	Per Share Amount --------------

Basic EPS
Net income from operations available to common stockholders	$26,260	63,704	$0.41	$27,861	64,184	$0.43
			====			====
Effect of dilutive securities: Stock options	--	53		--	97
	----------	----------		----------	----------
Diluted EPS
Net income from operations available to common stockholders plus assumed conversions	$26,260	63,757	$0.41	$27,861	64,281	$0.43
	======	======	====	======	======	====

5.  Investment Securities

Old National has classified all investment securities as available-for-sale or held-to-maturity on the date of purchase. Securities available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholder's equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost.

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of March 31, 2003 and 2002.
($ in thousands)
2003	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Available-for-sale
U.S. Treasury	$ 5,096	$ 220	$ -	$ 5,316
U.S. Government agencies and corporations	625,000	10,809	(375)	635,434
Mortgage-backed securities	1,605,246	30,856	(2,314)	1,633,788
States and political subdivisions	649,280	34,850	(404)	683,726
Other securities	116,335	3,422	(110)	119,647
	-------------	-------------	-------------	-------------
Total available-for-sale securities	$3,000,957	$80,157	$(3,203)	$3,077,911
	========	========	========	========
Held-to-maturity
Mortgage-backed securities	$236,825	$ -	$ -	$236,825
	========	========	========	========
2002	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Available-for-sale
U.S. Treasury	$ 5,161	$ 73	$ -	$ 5,234
U.S. Government agencies and corporations	594,850	3,221	(9,351)	588,720
Mortgage-backed securities	1,283,982	9,959	(5,591)	1,288,350
States and political subdivisions	590,016	13,173	(1,602)	601,587
Other securities	114,543	1,437	(68)	115,912
	-------------	-------------	-------------	-------------
Total available-for-sale securities	$2,588,552	$27,863	$(16,612)	$2,599,803
	========	========	========	========

Proceeds from sales of investment securities available-for-sale were $278.1 million and $86.8 million for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, realized gains were $2.7 million. As of March 31, 2002, realized gains were $1.6 million. At March 31, investment securities were pledged to secure public and other funds with a carrying value of $1.466 billion in 2003 and $1.062 billion in 2002.

The amortized cost and fair value of the investment securities portfolio at March 31, 2003 and 2002 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
($ in thousands)	March 31, 2003		March 31, 2002
Maturity of available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year One to five years Five to ten years Beyond ten years Total Maturity of held-to-maturity securities One to five years Five to ten years Total	$ 643,962 1,592,771 358,112 406,112 ------------- $3,000,957 ======== $ 50,000 186,825 ------------- $236,825 ========	$ 654,384 1,631,409 368,746 423,372 ------------- $3,077,911 ======== $ 50,000 186,825 ------------- $236,825 ========	$ 325,098 1,563,618 375,416 324,420 ------------- $2,588,552 ======== $ - - ------------- $ - ========	$ 329,094 1,565,837 378,890 325,982 ------------- $2,599,803 ======== $ - - ------------- $ - ========

6.  Goodwill and Other Intangible Assets

At March 31, 2003 and 2002, Old National had goodwill in the amount of $110.6 million and $82.8 million, respectively. Old National performed its annual impairment testing resulting in no impairment for 2002. At March 31, 2003, the community banking segment and non-bank services segment had goodwill of $70.9 million and $39.7 million, respectively. There was no change in the carrying amount of goodwill by segment for the three month period ended March 31, 2003.

Old National continues to amortize core deposit-related and other definite-lived intangible assets over the estimated remaining life of each respective asset. At March 31, 2003, Old National had $27.0 million in unamortized identifiable intangible assets, which included $2.8 million of indefinite-lived assets. At March 31, 2002, unamortized identifiable intangible assets were $5.0 million. The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of March 31, 2003 and 2002.
March 31, 2003 ------------------------------------------------------------------

($ in thousands)

Amortized intangible assets:
   Core deposit
   Books of business
   Non-compete agreements
   Technology

      Total amortized intangible assets

Unamortized intangible assets:
   Trade name

      Total unamortized intangible assets

Gross Carrying Amount ------------------- $5,574 19,720 1,100 1,300 ---------------- $27,694 ========== $2,800 ---------------- $2,800 ==========	Accumulated Amortization ------------------- $(2,556) (638) (42) (214) ---------------- $(3,450) ==========	Net Carrying Amount ------------------- $3,018 19,082 1,058 1,086 ---------------- $24,244 ==========

March 31, 2002 ------------------------------------------------------------------
($ in thousands) Amortized intangible assets: Core deposits Books of business Total amortized intangible assets	Gross Carrying Amount ------------------ $5,574 1,364 ---------------- $6,938 ==========	Accumulated Amortization ------------------ $(1,846) (141) ---------------- $(1,987) ==========	Net Carrying Amount ------------------ $3,728 1,223 ---------------- $4,951 ==========

Total amortization expense associated with intangible assets in the first quarter of 2003 and 2002 was $524 thousand and $242 thousand, respectively. Below is the estimated amortization expense for the future years:

For the years ended:
($ in thousands)

2004 2005 2006 2007 2008	$1,979 1,906 1,732 1,309 1,199

7.  Mortgage Servicing Rights

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others at March 31 was $1.627 billion in 2003 and $1.288 billion in 2002. The key economic assumptions used to estimate the value of the mortgage servicing rights at March 31, 2003, include a discount rate of 8.5% and a weighted average prepayment rate of 558 PSA.

The fair value of capitalized mortgage servicing rights, net of valuation allowance, at March 31 was $10.5 million in 2003 and $10.2 million in 2002.

The following summarizes balances of mortgage servicing rights:

($ in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Mortgage servicing rights:
Balances at beginning of year, net of valuation allowance
   Rights capitalized
   Amortization
   Impairment
   Additions to valuation allowance

Balances at end of period, net of valuation allowance

Valuation allowance:
Balances at beginning of year
   Additions to valuation allowance

Balances at end of period

	$11,367 2,290 (932) - (2,261) -------------- $10,464 ======== $(2,056) (2,261) -------------- $(4,317) ========	$8,820 2,190 (735) (117) - -------------- $10,158 ======== $ - - -------------- $ - ========

8.  Borrowings
Other borrowings consisted of the following:
($ in thousands)	March 31, 2003 -----------------	March 31, 2002 -----------------

Old National Bancorp:
  Medium-term notes, Series A
  Medium-term notes, Series 1997 (fixed rates 6.79% to 7.03%) - maturities
     August 2003 to November 2007
Old National Bank:
  Securities sold under agreements to repurchase (fixed rate 2.36% and variable rates 0.81% to 2.57%) - maturities September 2003 to May
      2008
  Federal Home Loan Bank advances (fixed rates 3.59% to 8.34% and variable rates 2.14% to 3.27%) - maturities April 2003 to October 2022
  Senior unsecured bank notes (variable rates 1.29% to 1.93%) - maturities      June 2004 to February 2008
  Subordinated bank notes (fixed rate 6.75%) - maturing October 2011

     Total other borrowings

	$ - 43,200 183,000 843,788 160,000 150,000 ----------------- $1,379,988 ==========	$23,000 59,300 83,000 813,509 - 150,000 ---------------- $1,128,809 ==========

Federal Home Loan Bank advances had weighted average rates of 5.42% and 5.76% at March 31, 2003 and 2002, respectively. These borrowings are secured by investment securities and mortgage loans up to 150% of outstanding debt.

Subordinated bank notes qualify as Tier II Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

At March 31, 2003 and 2002, Old National Bancorp had $25 million in an unsecured line of credit with an unaffiliated bank. The line bears interest at various spreads over the Federal funds rate or LIBOR and various spreads under prime rate depending on Old National's indebtedness to tangible net worth ratio. At March 31, 2003 and 2002, there were no borrowings under this line.

The contractual maturities of long-term debt as of March 31, 2003 are as follows:
($ in thousands)

	Other Borrowings	Guaranteed Preferred Beneficial Interest in Subordinated Debentures	Total
Due in 2003	$114,082	$ -	$114,082
Due in 2004	256,700	-	256,700
Due in 2005	195,053	-	195,053
Due in 2006	172,408	-	172,408
Due in 2007	110,000	-	110,000
Thereafter	531,745	150,000	681,745
	------------	-----------	-------------
Total	$1,379,988	$150,000	$1,529,988
	========	========	========

9.  Guaranteed Preferred Beneficial Interests in Subordinated Debentures

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

Old National may redeem the subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005 (for debentures owned by ONB Capital Trust I) and on or after April 12, 2007 (for debentures owned by ONB Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events. These securities qualify as Tier 1 capital for regulatory purposes and the shelf registration has remaining funding capacity of $50 million.

Costs associated with the issuance of the trust preferred securities totaling $3.3 million in 2002 and $1.8 million in 2000, were capitalized and are being amortized through the maturity date of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

10.  Derivative Financial Instruments

Old National designates its derivatives based upon criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." Old National primarily uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges and adjust effectively the interest rate sensitivity of specific assets and liabilities. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. The change in fair value of the derivative and hedged item (related to the hedged risk) along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the gain or loss would be reported in earnings immediately.

The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. The premium paid for an interest rate cap is included in the basis of the hedged item and is amortized as an adjustment to the interest income or expense on the related asset or liability.

At March 31, 2003, Old National had fair value hedges with a notional value of $753 million in 2003 and $374 million in 2002, respectively. The fair value of the swaps was $25.7 million as of March 31, 2003 and $2.4 million as of March 31, 2002. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.00% to 9.50%. The contracts terminate on or before April 2032. The fair value hedge interest rate swaps meet all criteria required to qualify for shortcut method accounting, therefore, no ineffectiveness was recorded as of March 31, 2003.

Old National uses derivatives, primarily mortgage-backed whole loan cash forward sale agreements, to hedge exposure to changes in interest rates in its mortgage loan origination and sale activity. In addition, beginning in February 2003, Old National began fair value hedge accounting for the closed loans held for sale warehouse. As of March 31, 2003, no ineffectiveness was recorded as a result of this fair value hedge.

At March 31, 2003, Old National had cash flow hedges with a total notional value of $100 million. Old National pays the counterparty a variable rate based on prime and receives a fixed rate ranging from 5.28% to 5.57%. The contracts terminate on or before September 2006. The fair value of the cash flow hedges at March 31, 2003, was approximately $1 million as a component of accumulated other comprehensive income (loss). Upon termination of the derivative, the gain or loss will be reclassified into earnings as a yield adjustment. As of March 31, 2003, no ineffectiveness was recorded as a result of these cash flow hedges.

In 2003, Old National began entering into various derivative contracts with its customers, which include interest rate swaps and caps. Old National hedges the exposure of these derivatives by entering into an offsetting third-party contract with reputable counterparties with matching terms. These derivative contracts are not linked to specific assets and liabilities in the balance sheet or to a forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. Contracts are carried at fair value with changes recorded as a component of other noninterest income. At March 31, 2003, the notional amount of contracts with customers was $2.9 million and a fair value of $54 thousand. Contracts with counterparties also had a notional amount of $2.9 million and a fair value of negative $54 thousand.

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

11.  Comprehensive Income
Three Months Ended March 31,

	2003 ---------------	2002 --------------
($ in thousands)
Net income Unrealized losses on securities: Unrealized holding losses arising during period, net of tax	$26,260 (3,849)	$27,861 (8,036)

Less: reclassification adjustment for securities gains realized in net income, net of tax	(1,614)	(955)

Cash flow hedges:
Net unrealized derivative losses on cash flow hedges, net of tax	(159)	-

Less: reclassification adjustment on cash flow hedge, net of tax	44 -------------	44 ------------

Net unrealized losses	(5,578) -------------	(8,947) -------------
Comprehensive income	$20,682 ========	$18,914 ========

12.  Segment Data

Old National has been divided into three reportable segments: community banking, non-bank services and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate, and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and internet banking. The non-bank services segment combines the management and operations of trust, asset management, insurance brokerage and investment and annuity sales. Treasury manages investments, wholesale funding, interest rate risk, liquidity, and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking customers. Intersegment sales and transfers are not significant. The "Other" column includes corporate overhead and intersegment allocations.

The financial information for each operating segment is reported on the basis used internally by Old National's management to evaluate performance and is not necessarily comparable with similar information for any other financial institution.

Summarized financial information concerning segments is shown in the following table:
($ in thousands)	Community Banking ------------	Non-bank Services ------------	Treasury -------------	Other -----------	Total -----------
Three months ended March 31, 2003 ---------------------------------------------
Net interest income	$70,972	$54	$(2,252)	$1,029	$69,803
Provision for loan losses	9,000	-	-	-	9,000
Noninterest income	30,551	16,953	4,468	(9,052)	42,920
Noninterest expense	62,523	15,405	260	(8,023)	70,165
Income tax expense (benefit)	8,810	549	(2,061)	-	7,298
Segment profit	21,190	1,053	4,017	-	26,260

Total assets	$5,902,653	$88,330	$3,624,637	$109,556	$9,725,176

	Community Banking ------------	Non-bank Services ------------	Treasury -------------	Other -----------	Total -----------
Three months ended March 31, 2002 ---------------------------------------------
Net interest income	$74,136	$197	$(175)	$299	$74,457
Provision for loan losses	7,500	-	-	-	7,500
Noninterest income	26,505	10,970	3,172	(10,140)	30,507
Noninterest expense	60,170	10,431	504	(9,841)	61,264
Income tax expense (benefit)	9,668	249	(1,578)	-	8,339
Segment profit	23,303	487	4,071	-	27,861

Total assets	$6,263,619	$27,698	$2,802,039	$75,719	$9,169,075

13.  Stock Options

On January 31, 2003, Old National granted 2.5 million stock options to key employees at an option price of $22.80, the closing price of Old National's stock on that date. On January 22, 2002, Old National granted 1.9 million stock options to key employees at an option price of $22.70, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Old National can grant up to 6.9 million shares of common stock under the 1999 Equity Incentive Plan. Under this plan, active employees with unvested restricted stock shares could exchange those shares for stock options by August 27, 2001. On that date, 38,291 unvested restricted stock shares were converted to stock options. Options have been accounted for in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation costs have been recognized.

14.  Financial Guarantees

Old National holds the instruments that are considered financial guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"). Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies.

Old National also enters into forward contracts for the future delivery of conforming residential mortgage loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contacts are considered derivative instruments accounted for under SFAS No. 133. See additional information in footnote 10 of the notes to the consolidated financial statements.

15.  Building Commitment

On October 11, 2002, Old National entered into a $52 million contract awarded to a company controlled by a director for the construction of its Evansville-based main banking center and bank headquarters. Construction began on June 27, 2002, and is expected to be complete in 2004.

16.  Reclassifications

Certain prior year amounts have been restated to conform with the 2003 presentation. Such reclassifications had no effect on net income.

PART I. FINANCIAL INFORMATION
ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following Management's Discussion and Analysis is presented to provide information concerning the financial condition of Old National as of March 31, 2003, as compared to March 31, 2002 and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002. Management's forward-looking statements are intended to benefit the reader, but are subject to various risks and uncertainties which may cause actual results to differ materially, including but not limited to: (1) economic conditions generally and in the financial services industry; (2) increased competition in the financial services industry; (3) actions by the Federal Reserve Board and changes in interest rates; and (4) governmental legislation and regulation.

Financial Condition
Old National's assets at March 31, 2003, were $9.7 billion, a 6.1% increase since March 2002 and a 4.7% increase since December 2002. Earning assets, which consist primarily of money market investments, investment securities and loans, grew 4.8% over the prior year. During the past year, the mix of earning assets reflected a decrease in loans of 4.9% while money market investments and investment securities increased a combined 26.8%. Since December 2002, earning assets increased 4.5% with loans decreasing 9.0% and investment securities and money market investments increasing 29.7%.

Loans, excluding residential real estate, have increased 0.7% over prior year and have decreased by 1.8% since December 31, 2002. During the third quarter of 2002, Old National completed sales of eight branches, which decreased loans, excluding residential real estate by $79.4 million from March 2002. Commercial loans have decreased only slightly by 0.2% from prior year and 1.4% since December 2002. Commercial real estate loans showed minimal growth of 1.2% over prior year and a decrease of 2.4% since December 2002. Consumer loans increased 1.4% compared to prior year and have decreased 1.2% since December 2002.

Old National continues to maintain the strategy to improve interest rate risk and liquidity by selling residential real estate loans while maintaining customer relationships and generating noninterest income and fees by retaining their loan servicing. In regards to this strategy, Old National continues to provide financing to its customers with the majority of the new or refinanced loans being sold into the secondary market with servicing retained. In the continuing low interest rate environment of 2003 and the related boom in refinancing, residential real estate loans continue to liquidate at extraordinary levels. As a result, residential real estate loans declined 23.9% since prior year and 38.4% since December 2002. In addition, a portion of the decrease in residential real estate loans is the result of the sales of eight branches during the third quarter of 2002. In comparing March 2003 to March 2002, these sales result in decreased residential real estate loans of $27.9 million.

At March 31, 2003, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $139.7 million from $117.7 million as of December 31, 2002. As of these dates, under-performing assets in total were 2.47% and 2.04%, respectively, of total loans and foreclosed properties. The increase in under-performing assets is a result of the continued weakness in the economy in 2003. Nonaccrual loans, which increased $16.3 million since December 31, 2002, net of charge-offs of $12.7 million in the first quarter 2003, is a significant contributor in this ratio's trend. Included in the charge-offs was a $8.5 million charge-off on a single commercial credit. Management believes that it has appropriately identified and reserved for any loan loss related to nonaccrual loans at March 31, 2003. Further, management believes trends in nonaccrual loans will be influenced by the degree by which the economy strengthens in 2003. Past due loans 90 days or more increased due to continuing negotiations and implementations of loan workout and collection plans with various borrowers to mitigate risk to the bank, or to move those credits out of the bank's portfolio.

($ in thousands)	March 31, 2003 -----------------	December 31, 2002 -----------------

Nonaccrual loans	$116,547	$100,287
Restructured loans	-	-
Foreclosed properties	8,999 ---------	7,916 ----------
Total non-performing assets	125,546	108,203
Past due 90 days or more, still accruing	14,112 ---------	9,516 ----------
Total under-performing assets	$139,658 ======	$117,719 ======
Under-performing assets as a % of total loans and foreclosed properties	2.47% ======	2.04% ======

As of March 31, 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $45.6 million with no related allowance and $225.8 million with $62.0 million of related allowance.

Old National's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified as nonaccrual is recorded to principal.

For the three months ended March 31, 2003, the average balance of impaired loans was $287.3 million and $10.7 million of interest was recorded.

In the opinion of management, Old National's consolidated loan portfolio is well diversified. The only concentration of credit in any particular industry exceeding 10% of its portfolio was in lessors of nonresidential buildings, which comprised 11.4% of total loans at March 31, 2003. Old National has moderate exposure to construction lending and minimal exposure in the highly leveraged buyout area. There is no exposure to foreign borrowers or lesser-developed countries.

Total deposits at March 31, 2003 decreased $301.0 million or 4.5% compared to March 2002. Brokered certificates of deposit, included in time deposits, decreased $131.7 million compared to March 2002. These results include the effects of the sale of eight branches in the third quarter 2002, which decreased total deposits by $202.9 million. Excluding this effect, total deposits would have decreased by 1.5% since prior year. Since December 31, 2002, total deposits decreased $118.3 million or 7.4% with brokered certificates of deposit increasing $5.6 million in this same period.

Short-term borrowings comprised of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, increased $339.4 million since March 2002 and increased $56.5 million since December 2002. Other borrowings, which is primarily advances from Federal Home Loan Banks, subordinated bank notes, and senior unsecured bank notes, increased $251.2 million over March 2002 and increased $132.1 million over December 2002. The increase in short-term borrowings and other borrowings since March 2002 and December 2002 was primarily to finance asset growth, offset a reduction in certificates of deposits and to take advantage of favorable short-term interest rates. The growth in other borrowings was primarily in the form of senior unsecured bank notes issued under Old National Bank's global note program and long-term securities sold under agreements to repurchase.

Capital
Total shareholders' equity increased $96.0 million since March 2002 and $2.3 million since December 2002. Accumulated other comprehensive income, primarily net unrealized gain on investment securities, increased $40.7 million since March 2002 and decreased $5.6 million since December 2002.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:
	Regulatory Guidelines	March 31,		December 31,
	-----------------	----------------------		----------------
	Minimum	2003	2002	2002
Risk-based capital:	-----------------	-----------	----------	---------------
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.56%	6.71%	7.53%
Tier 1 capital to risk-adjusted total assets	4.00	11.31	9.70	11.12
Total capital to risk-adjusted total assets	8.00	14.95	13.35	14.75
Shareholders' equity to total assets	N/A	7.64	7.06	7.71

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

The Net Interest Income at Risk and Market Value of Equity models are computer based tools used to simulate the likely behavior of the company's net interest income and the likely change in the company's market value in various interest rate environments. Inputs to the models include current balance sheet and interest rate data, loan and deposit prepayment expectations, new business assumptions, and expected asset and liability repricing behavior. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates impact the company's net interest income and value, Old National recognizes that model outputs are not guarantees of simulated results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

Old National Bancorp's board of directors, through its Funds Management Committee monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two year period and the change in Market Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guideline for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. As of March 31, 2003, Old National projects that in a -200 basis point shock to interest rates net interest income would be down 3.49% cumulative over the next two years. In a +200 basis point shock to interest rates Old National projects net interest income would be down .78% cumulative over the next two years. The current guideline for the allowable fluctuation in Market Value of Equity is +/- 12% in a 200 basis point shock to the yield curve. As of March 31, 2003, Old National projects Market Value of Equity to decrease by 13.4% in a -200 basis point shock to interest rates and to decrease by 2.2% in a +200 basis point shock.

Old National reduced its exposure to falling interest rates during the fourth quarter of 2002 and the first quarter of 2003. While the current risk position as measured by Market Value of Equity is outside the policy parameter, the Funds Management Committee and the Balance Sheet Management Committee believe this is an appropriate position for the current low interest rate environment.

Results of Operations
Net Income
Net income for the quarter ended March 31, 2003 was $26.3 million compared to $27.9 million for the same quarter last year. Diluted earnings per common share were $0.41 for the quarter compared to $0.43 for the same period of the prior year. Due to weakness in economic activity and conditions in Old National's principal markets, net interest income and credit quality have declined. As a result of slow loan demand and decreasing interest rates, the net interest margin declined 35 basis points from 3.81% for the first quarter of 2002 to 3.46% for the first quarter of 2003, which resulted in a decrease in net interest income of $4.1 million (on a fully taxable equivalent basis as described below). Also with the decline in credit quality, Old National increased its provision for loan losses by $1.5 million over the first quarter of 2002 as discussed further under "Provision and Allowance for Loan Losses."

During this downturn in net interest margin, Old National's continued strategy is to diversify and strengthen its noninterest income-related revenue sources, which increased $12.4 million over first quarter 2002. A major contributor to the increase in noninterest income has been the key acquisitions of Fund Evaluation Group ("FEG") and Terrill Group, Inc. ("TGI"), which increased noninterest-related revenues over first quarter of 2002 by $7.1 million. A second major contributor has been the mortgage banking operations, which has continued to generate strong revenue growth as a result of increased refinancing activities that generate various mortgage banking-related fees.

Noninterest expense increased $8.9 million over first quarter 2002, primarily due to the FEG and TGI acquisitions, which added noninterest expenses of $5.8 million. Noninterest expense continues to be carefully managed by streamlining core operations to fund investments in new markets. Old National is committed to managing the revenue and expense relationship with an appreciation for both short-term earnings requirements and long-term return expectations.

Return on average assets (ROA) for the quarter was 1.11% for 2003 and 1.23% for 2002. Return on equity (ROE) for the quarter was 15.07% for 2003 and 17.55% for 2002.

Net Interest Income/Net Interest Margin (taxable equivalent basis)
Tax-exempt or nontaxable interest income in the following information has been increased to be comparable to interest subject to income taxes using the federal statutory rate in effect of 35% for all periods. An offsetting increase of the same amount is made in the income tax section. Net income is unaffected by these taxable equivalent adjustments. The taxable equivalent adjustments to net interest income for March 2003 and March 2002 were $6.4 million and $5.9 million, respectively.

First quarter net interest income for 2003 was $76.2 million, a 5.1% decrease from the $80.3 million recorded in the same quarter last year. The net interest margin for the first quarter was 3.46% for 2003 compared to 3.50% reported for the fourth quarter of 2002 and 3.81% for the first quarter of 2002. The decrease in net interest margin reflects the continued shift in earning assets into lower yielding investment portfolio assets along with the impact of higher levels of nonaccrual loans and the difficulty in lowering effective deposit rates. Net interest margin is not expected to improve in the near future if the economic conditions continue to result in weak loan demand and low interest rates.

Provision and Allowance for Loan Losses
The provision for loan losses was $9.0 million for the first quarter of 2003 compared to $7.5 million for the same quarter in 2002. The increase in the quarter was primarily due to recognition of a slowdown in the pace of the current economic recovery in the geographical areas served by the company. Credit quality continues to be a significant variable in the earnings of the company. Old National does not see any indicators of improvement in economic conditions, which would have a positive impact on the credit portfolio. Old National's net charge-offs were 0.89% of average loans for the current quarter, compared to 0.33% in the same quarter of 2002.

The allowance for loan losses is continually monitored and evaluated at the holding company level to provide adequate coverage for probable losses inherent in the portfolio at the balance sheet date. Old National maintains a comprehensive loan review program to provide independent evaluations of loan administration, credit quality, and adequacy of the allowance for loan losses. The allowance for loan losses to end-of-period loans was 1.49% at March 31, 2003 compared to 1.30% at March 31, 2002. The allowance for loan losses covers all under-performing loans by 0.6 times at March 31, 2003 and 0.8 times at December 31, 2002.

Noninterest Income
Excluding gains on sales of securities, noninterest income increased 38.9% over the first quarter of 2002. A major contributor to this strong performance continues to be mortgage banking operations, which generated revenue of $4.4 million for the first quarter of 2003, including an impairment charge against its mortgage servicing rights asset of $2.3 million. Mortgage banking revenue increased 28.8% over last year's first quarter results due primarily to increased mortgage origination volumes. Origination dollar volumes increased to $261.6 million for the quarter ended March 2003 compared to $211.9 million for the quarter ended March 2002. In addition during the first quarter of 2003, Old National developed and initiated a policy and strategy to begin fair value hedge accounting for the closed loans held for sale warehouse. The primary objective of the hedge program is to minimize the overall risk of impairment loss in the warehouse portfolio due to changes in fair value driven by interest rates. The primary result of the hedge program is that it allows loans held for sale by Old National to be marked to market as opposed to following "lower of cost or market" accounting treatment. The transition impact from "lower of cost or market" accounting to "mark to market" accounting for loans held for sale at March 31, 2003, increased mortgage banking revenue by $0.7 million for the quarter.

Revenues related to trust, asset management, insurance brokerage and investment and annuity sales totaled $18.3 million during the first quarter compared to $10.9 million during the same quarter for 2002. Contributing to this solid improvement have been key acquisitions in the asset management and insurance operations of the company.

During the first quarter of 2003, Old National realized $2.7 million in pre-tax gains on the sales of investment securities in comparison to $1.6 million in the first quarter of 2002. These gains were taken as part of the continuing management of the investment portfolio to react to interest rate and yield curve shifts during the quarter.

Noninterest Expense
Noninterest expense increased 14.5% in the first quarter compared to the first quarter of 2002. These increases can be attributed to the acquisition of FEG and TGI, which added expenses of $5.8 million in the first quarter of 2003, and the continued investment in new strategies, including the expansion of the company's Indianapolis presence. Salaries and benefits, together the largest individual component of noninterest expense, increased 15.1% compared to the same quarter last year of which $4.2 million related to FEG and TGI. Old National consolidated its mortgage banking activities into a centralized structure during the third quarter 2002. Origination, production and servicing functions previously conducted throughout the company were organized into a single unit and the servicing of mortgages held by Old National and serviced for others has been subcontracted to an outside company. Processing expenses increased $1.2 million primarily due to costs associated with the servicing subcontractor.

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, was 21.7% for the first quarter of 2003 compared to 23.0% in 2002. The decreased tax rate is due to an increase of tax-exempt income as a percentage of taxable income.

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

    Allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance represents management's best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and economic conditions would result in overstatement of the allowance in the near future. In either instance unanticipated changes could have a significant impact on operating earnings.

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
    Mortgage Servicing Assets. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are valued based upon the estimated fair value of the rights. Value is determined by stratifying rights by predominant characteristics, such as interest rates and terms, and using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Negative adjustments to value (referred to as impairment), if any, are recognized through a valuation allowance by charges against mortgage servicing income. Valuation of mortgage servicing assets is dependent on many factors, including anticipated life, prepayment speeds, economic conditions, and discount rates. A change in these and other factors could result in higher or lower amortization and impairment causing mortgage servicing rights to be over-valued or under-valued.

Management believes the accounting estimates related to the allowance for loan losses and the capitalization, amortization and valuations of mortgage servicing assets are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning the changes in the types and volumes of the portfolios, rates of future prepayments and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as its net income. Management has discussed the development and selection of this critical accounting estimate with the audit committee of the board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.

ITEM 3.
Quantitative and Qualitative Disclosures
About Market Risk

As described in Old National's Form 10-K for the year ended December 31, 2002, Old National's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which Old National manages market risk since December 31, 2002.

ITEM 4.
Controls and Procedures

a.  Evaluation of disclosure controls and procedures. Old National's principal executive officer and principal financial officer have concluded that Old National's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that he objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

b.  Changes in internal controls. There have been no significant changes in Old National's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

The exhibits listed in the Exhibit Index at page 26 of this Form 10-Q are filed herewith or are incorporated by reference herein.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2003.

The Registrant filed a current report on Form 8-K dated March 12, 2003. The purpose of this Form 8-K was to report that the registrant filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the period ended December 31, 2002 and that the certification by the registrant's chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied such Annual Report.

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

Date: May 15, 2003

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

Date:	May 15, 2003 -------------------	By:	/s/ James A. Risinger ------------------------- James A. Risinger Chairman and Chief Executive Officer

FORM OF SECTION 302 CERTIFICATION

I, John Poelker, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Old National Bancorp;
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

Date:	May 15, 2003 ----------------------	By:	/s/ John S. Poelker ------------------------ John S. Poelker Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS
Exhibit
Number

3 (i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3 (ii)	By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4	Instruments defining rights of security holders, including indentures

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

99.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Management contract or compensatory plan or arrangement