Form 10-Q
period 2003-06-30
OLD NATIONAL BANCORP /IN/
filed 2003-08-14
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 63,420,000 shares outstanding at July 31, 2003.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Old National Bancorp
Consolidated Balance Sheet
($ and shares in thousands) (Unaudited)	June 30,		December 31,
	2003	2002	2002
	---------------	---------------	---------------
Assets
Cash and due from banks	$228,472	$230,868	$223,007
Money market investments	14,283	21,450	13,219
	---------------	---------------	---------------
Total cash and cash equivalents	242,755	252,318	236,226
Investment securities - available-for-sale, at fair value	3,087,440	2,707,734	3,077,798
Investment securities - held-to-maturity, at amortized cost
(fair value of $234,853 at June 30, 2003)	232,322	-	-
Loans held for sale	56,270	55,849	92,598
Loans:
Commercial	1,709,921	1,711,125	1,696,347
Commercial real estate	1,876,033	1,847,017	1,883,303
Residential real estate	895,259	1,216,680	1,043,816
Consumer credit, net of unearned income	1,090,089	1,062,560	1,053,571
	---------------	---------------	---------------
Total loans	5,571,302	5,837,382	5,677,037

Allowance for loan losses	(98,027)	(80,865)	(87,742)
	---------------	---------------	---------------
NET LOANS	5,473,275	5,756,517	5,589,295
	---------------	---------------	---------------
Goodwill	115,106	82,763	110,648
Other intangible assets	30,952	4,724	27,042
Mortgage servicing rights	9,843	10,478	11,367
Other assets	489,754	429,112	467,582
	---------------	---------------	---------------
TOTAL ASSETS	$9,737,717	$9,299,495	$9,612,556
	=========	=========	=========
Liabilities
Deposits:
Noninterest-bearing demand	$835,100	$734,438	$778,429
Interest-bearing:
Savings, NOW and money market	2,639,632	2,307,164	2,429,866
Time deposits	3,002,697	3,498,265	3,230,985
	---------------	---------------	---------------
TOTAL DEPOSITS	6,477,429	6,539,867	6,439,280

Short-term borrowings	607,101	657,700	918,349
Other borrowings	1,552,105	1,167,036	1,234,014
Guaranteed preferred beneficial interests in
subordinated debentures	166,932	153,688	163,843
Accrued expenses and other liabilities	168,488	85,808	116,360
	---------------	---------------	---------------
TOTAL LIABILITIES	8,972,055	8,604,099	8,871,846
	---------------	---------------	---------------
Shareholders' Equity
Common stock, $1 stated value, 150,000 shares authorized	63,522	61,109	63,856
Capital surplus	521,064	470,345	528,379
Retained earnings	125,792	126,624	96,652
Accumulated other comprehensive income, net of tax	55,284	37,318	51,823
	---------------	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	765,662	695,396	740,710
	---------------	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,737,717	$9,299,495	$9,612,556
	=========	=========	=========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income	Three Months Ended		Six Months Ended
($ and shares in thousands, except per share data)	June 30,		June 30,
(Unaudited)	2003	2002	2003	2002
	---------------	---------------	---------------	---------------
Interest Income
Loans including fees:
Taxable	$81,515	$99,722	$166,470	$203,498
Nontaxable	4,282	4,433	8,546	8,777
Investment securities, available-for-sale
Taxable	24,213	28,028	50,195	52,972
Nontaxable	7,826	7,434	15,855	14,619
Investment securities, held-to-maturity, taxable	2,339	-	2,616	-
Money market investments	58	87	129	188
	-----------	-----------	-----------	-----------
TOTAL INTEREST INCOME	120,233	139,704	243,811	280,054
	-----------	-----------	-----------	-----------
Interest Expense
Savings, NOW and money market deposits	6,789	7,781	12,994	15,014
Time deposits	29,707	40,610	61,581	82,116
Short-term borrowings	2,008	2,362	4,582	4,787
Other borrowings	13,264	15,597	26,386	30,326
	-----------	-----------	-----------	-----------
TOTAL INTEREST EXPENSE	51,768	66,350	105,543	132,243
	-----------	-----------	-----------	-----------
NET INTEREST INCOME	68,465	73,354	138,268	147,811
Provision for loan losses	22,500	7,500	31,500	15,000
	-----------	-----------	-----------	-----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,965	65,854	106,768	132,811
	-----------	-----------	-----------	-----------
Noninterest Income
Trust and asset management fees	7,723	5,083	15,083	10,073
Service charges on deposit accounts	11,581	10,209	22,359	19,552
ATM fees	2,025	1,701	3,892	3,220
Mortgage banking revenue	4,865	2,659	9,268	6,077
Insurance premiums and commissions	9,068	4,201	17,315	8,384
Investment product fees	2,683	2,078	5,361	3,850
Bank-owned life insurance	1,755	2,354	3,440	3,838
Net securities gains	20,750	957	23,480	2,523
Other income	2,463	1,882	5,635	4,114
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST INCOME	62,913	31,124	105,833	61,631
	-----------	-----------	-----------	-----------
Noninterest Expense
Salaries and employee benefits	44,135	34,847	85,795	71,051
Occupancy	4,536	3,869	9,057	7,678
Equipment	3,828	3,825	7,526	7,661
Marketing	2,798	2,462	5,225	4,406
FDIC insurance premiums	258	286	517	576
Processing	4,861	2,780	9,053	5,734
Communication and transportation	2,774	2,980	5,893	5,951
Professional fees	2,451	2,311	4,867	4,249
Loan expenses	1,616	1,673	2,995	3,145
Other intangible amortization	557	236	1,081	472
Other expenses	6,146	5,276	12,116	10,886
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST EXPENSE	73,960	60,545	144,125	121,809
	-----------	-----------	-----------	-----------
Net income before income taxes	34,918	36,433	68,476	72,633
Provision for income taxes	7,851	7,920	15,149	16,259
	-----------	-----------	-----------	-----------
Net Income	$27,067	$28,513	$53,327	$56,374
	======	======	======	======
Net income per common share:
Basic	$0.43	$0.44	$0.84	$0.87
Diluted	$0.43	$0.44	$0.84	$0.87
Weighted average number of common shares outstanding:
Basic	63,472	64,222	63,587	64,203
Diluted	63,523	64,383	63,639	64,334
Dividends per common share	$0.19	$0.16	$0.38	$0.32
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Cash Flows
($ in thousands) (Unaudited)	Six Months Ended
	June 30,
	2003	2002
	--------------	--------------
Cash flows from operating activities:
Net income	$53,327	$56,374
	------------	------------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	6,444	6,316
Amortization of other intangible assets	1,081	481
Net premium amortization on investment securities	6,741	2,714
Provision for loan losses	31,500	15,000
Gain on sales of investment securities	(23,480)	(2,523)
Gain on sales of assets	(6,557)	(770)
Mortgage loans originated for sale	(539,780)	(375,589)
Proceeds from sale of mortgage loans	582,765	348,634
Decrease (increase) in other assets	10,835	(40,273)
Increase (decrease) in accrued expenses and other liabilities	45,721	(18,835)
	------------	------------
Total adjustments	115,270	(64,845)
	------------	------------
Net cash flows provided by (used in) operating activities	168,597	(8,471)
	------------	------------
Cash flows from investing activities:
Cash and cash equivalents of subsidiaries acquired	1,497	-
Purchases of investment securities available-for-sale	(1,644,454)	(1,146,659)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	720,980	334,670
Proceeds from sales of investment securities available-for-sale	933,167	390,534
Purchases of investment securities held-to-maturity	(237,190)	-
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	4,618	-
Net principal collected from (loans made to) customers:
Commercial	(27,247)	28,260
Mortgage	151,366	232,702
Consumer	(39,599)	(1,966)
Proceeds from sales of premises and equipment	433	1,362
Purchases of premises and equipment	(23,262)	(10,447)
	------------	------------
Net cash flows used in investing activities	(159,691)	(171,544)
	------------	------------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
Noninterest bearing demand deposits	56,671	624
Savings, NOW and money market deposits	209,766	101,003
Time deposits	(228,288)	(178,200)
Short-term borrowings	(311,248)	55,388
Payments for maturities on other borrowings	(71,549)	(60,927)
Proceeds from issuance of other borrowings	381,600	141,078
Proceeds from guaranteed preferred beneficial interests in subordinated debentures	-	100,000
Cash dividends paid	(24,187)	(20,801)
Common stock repurchased	(21,560)	(8,487)
Common stock reissued under stock option and stock purchase plans	6,418	6,289
	------------	------------
Net cash flows provided by (used in) financing activities	(2,377)	135,967
	------------	------------
Net increase (decrease) in cash and cash equivalents	6,529	(44,048)
Cash and cash equivalents at beginning of period	236,226	296,366
	------------	------------
Cash and cash equivalents at end of period	$242,755	$252,318
	=======	=======
Total interest paid	$108,425	$131,345
Total taxes paid	$13,599	$12,492

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In addition, certain prior year amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2003 and 2002, and December 31, 2002, and the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. Interim results do not necessarily represent annual results.

2.  Impact of Accounting Changes

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. Old National has determined that it has no such instruments.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement clarifies reporting of contracts as either derivatives or hybrid instruments. Old National has determined that all derivatives or hybrid instruments covered under this statement have been properly reported under SFAS No. 149.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. Old National will adopt the new rules under FIN 46 on July 1, 2003. The effect is not expected to have a material impact on the results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for Old National's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except per share data)	2003 --------------	2002 --------------	2003 -------------	2002 -------------
Net income:

  As reported
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects

  Proforma

Basic net income per share:
  As reported
  Proforma
Diluted net income per share:
  As reported
  Proforma

	$27,067 (1,212) ------------- $25,855 ======== $0.43 0.41 0.43 0.41	$28,513 (782) ------------- $27,731 ======== $0.44 0.43 0.44 0.43	$53,327 (2,311) ------------- $51,016 ======== $0.84 0.80 0.84 0.80	$56,374 (1,427) ------------- $54,947 ======== $0.87 0.85 0.87 0.85

In November 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Old National has determined that its standby letters of credit obligations under this FIN are not material for disclosure.

3.  Acquisition and Divestiture Activity

Subsequent to June 30, 2003, Old National completed the purchase of Insurance and Risk Management based in Fort Wayne, Indiana. Old National paid cash and issued 584,444 common shares with a total value of approximately $29.1 million in the transaction. The transaction was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations."

On June 1, 2003, Old National completed the purchase of Graham and Peat Insurance Agency based in St. Louis, Missouri. Old National issued 128,046 common shares in the stock purchase transaction of approximately $2.9 million in accordance with SFAS No. 141. Goodwill of $1.9 million was recorded from the acquisition. In addition, $1.7 million in definite-lived intangible assets were recorded, which are being amortized over 20 years. As of May 31, 2003, unaudited financial statements reflected $1.4 million in total assets and net income for the five months ended of $86 thousand.

On May 1, 2003, Old National completed the purchase of the James L. Will Insurance Agency, Inc., based in Evansville, Indiana. Old National issued 206,852 common shares in the approximately $4.6 million stock transaction which was accounted for as a purchase in accordance with SFAS No. 141. Goodwill of $2.6 million was recorded from the acquisition. In addition, $2.7 million in definite-lived intangible assets were recorded, which are being amortized over 20 years. As of April 30, 2003, unaudited financial statements reflected $3.0 million in total assets and net income for the four months ended of $375 thousand.

On July 1, 2002, Old National completed the purchase of Fund Evaluation Group, Inc. ("FEG"), an investment consulting firm based in Cincinnati, Ohio. The cash purchase of approximately $25 million was accounted for in accordance with SFAS No. 141. Definite-lived intangible assets of $9.0 million were recorded from this purchase, which are being amortized over ranges of 4 to 40 years. An indefinite-lived intangible asset of $2.8 million was also recorded. In addition, goodwill of $12.6 million was recorded from the acquisition. As of June 30, 2002, FEG's unaudited financial statements reflected $3.0 million in total assets and net income for the six months then ended of $440 thousand.

On December 1, 2002, Old National completed the purchase of Terrill Group, Inc. ("TGI"), an insurance agency located in St. Louis, Missouri. Old National paid cash and issued 656,180 common shares with a total value of approximately $20 million in the transaction. The transaction was accounted for as a purchase in accordance with SFAS No. 141. Definite-lived intangible assets of $11.2 million were recorded and are being amortized from 21 to 24 years. Goodwill of $15.5 million was also recorded. As of November 30, 2002, TGI's unaudited financial statements reflected $10.0 million in total assets and total revenue of $14.7 million for the eleven months then ended.

During the third quarter of 2002, Old National finalized the sales of eight branches resulting in a pre-tax gain totaling $12.5 million. The branch sales resulted in a decrease in total loans of $107.3 million and total deposits of $202.9 million.

4.  Net Income Per Share

Net income per common share computations are based on the weighted average number of common shares outstanding during the periods presented. A 5% stock dividend was paid on January 27, 2003, to shareholders of record on January 6, 2003. All share and per share data presented herein have been restated for the effects of the stock dividend. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Earnings Per Share Reconciliation
($ and shares in thousands except per share data)
	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Income --------------	Share ----------------	Per Share Amount -------------	Income --------------	Shares -------------	Per Share Amount --------------

Basic EPS
Net income from operations available to common stockholders	$27,067	63,472	$0.43	$28,513	64,222	$0.44
			====			====
Effect of dilutive securities: Stock options	--	51		--	161
	----------	----------		----------	----------
Diluted EPS
Net income from operations available to common stockholders plus assumed conversions	$27,067	63,523	$0.43	$28,513	64,383	$0.44
	======	======	====	======	======	====
	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Income --------------	Share ----------------	Per Share Amount -------------	Income --------------	Shares -------------	Per Share Amount --------------

Basic EPS
Net income from operations available to common stockholders	$53,527	63,587	$0.84	$56,374	64,203	$0.87
			====			====
Effect of dilutive securities: Stock options	--	52		--	131
	----------	----------		----------	----------
Diluted EPS
Net income from operations available to common stockholders plus assumed conversions	$53,527	63,639	$0.84	$56,374	64,334	$0.87
	======	======	====	======	======	====

5.  Investment Securities

Old National has classified all investment securities as available-for-sale or held-to-maturity on the date of purchase. Securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholder's equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost.

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of June 30, 2003 and 2002.

($ in thousands)
2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury	$5,079	$210	$-	$5,289
U.S. Government agencies and corporations	551,841	7,107	(4,677)	554,271
Mortgage-backed securities	1,697,710	29,481	(1,575)	1,725,616
States and political subdivisions	626,925	52,721	(34)	679,612
Other securities	117,351	5,307	(6)	122,652
	-------------	-------------	-------------	-------------
Total available-for-sale securities	$2,998,906	$94,826	$(6,292)	$3,087,440
	========	========	========	========
Held-to-maturity
Mortgage-backed securities	$232,322	$2,531	$-	$234,853
	========	========	========	========
2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury	$5,145	$177	$-	$5,322
U.S. Government agencies and corporations	517,574	7,451	-	525,025
Mortgage-backed securities	1,381,279	31,072	(642)	1,411,709
States and political subdivisions	624,932	24,094	(218)	648,808
Other securities	114,614	2,265	(9)	116,870
	-------------	-------------	-------------	-------------
Total available-for-sale securities	$2,643,544	$65,059	$(869)	$2,707,734
	========	========	========	========

Proceeds from sales of investment securities available-for-sale were $933.2 million and $390.5 million for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, realized gains were $23.5 million and $2.5 million, respectively. At June 30, investment securities were pledged to secure public and other funds with a carrying value of $1.466 billion in 2003 and $1.174 billion in 2002.

The amortized cost and fair value of the investment securities portfolio at June 30, 2003 and 2002 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	June 30, 2003		June 30, 2002
Maturity of available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year One to five years Five to ten years Beyond ten years Total Maturity of held-to-maturity securities Five to ten years Total	$523,288 1,162,106 845,838 467,674 ------------- $2,998,906 ======== $232,322 ------------- $232,322 ========	$533,866 1,189,023 864,890 499,661 ------------- $3,087,440 ======== $234,853 ------------- $234,853 ========	$222,676 1,735,003 308,571 377,293 ------------- $2,643,543 ======== $- ------------- $- ========	$227,115 1,774,054 320,640 385,925 ------------- $2,707,734 ======== $- ------------- $- ========

6. Loans Held For Sale

Mortgage loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Old National's mortgage loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The loans' carrying basis reflects the effects of the SFAS No. 133 adjustments. At June 30, 2003 and 2002, Old National had mortgage loans held for sale of $56.3 million and $55.8 million, respectively. As of June 30, 2003, no ineffectiveness was recognized and therefore no income statement impact was recorded as a result of this fair value hedge.

During the second quarter of 2003, residential mortgage loans held for investment of $11.1 million were reclassified to loans held for sale and sold. The mortgage loans, which were classified as nonaccrual, were sold for $8.9 million resulting in a write-down from loans transferred to held for sale of $2.2 million recorded to the allowance for loan losses.

7.  Goodwill and Other Intangible Assets

At June 30, 2003 and 2002, Old National had goodwill in the amount of $115.1 million and $82.8 million, respectively. Old National has performed its annual impairment testing and has determined that there is no impairment at this time. The changes in the carrying amount of goodwill by segment for the six-month period ended June 30, 2003, are as follows:
($ in thousands)	Community	Non-bank
	Banking	Services	Total
Balance as of January 1, 2003	$70,944	$39,704	$110,648
Goodwill acquired during the year	-	4,458	4,458
	----------------	----------------	----------------
Balance as of June 30, 2003	$70,944	$44,162	$115,106
	=========	=========	=========

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At June 30, 2003, Old National had $31.0 million in unamortized identifiable intangible assets, which included $2.8 million of indefinite-lived assets. At June 30, 2002, unamortized identifiable intangible assets were $4.7 million. The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of June 30, 2003 and 2002.

June 30, 2003 -------------------------------------------------------------------------

($ in thousands)

Amortized intangible assets:
   Core deposit
   Customer business relationships
   Non-compete agreements
   Technology

      Total amortized intangible assets

Unamortized intangible assets:
   Trade name

      Total unamortized intangible assets

Gross Carrying Amount ------------------- $5,574 24,184 1,100 1,300 ----------------- $32,158 ========== $2,800 ----------------- $2,800 ==========	Accumulated Amortization ------------------- $(2,727) (939) (55) (285) ----------------- $(4,006) ==========	Net Carrying Amount ------------------- $2,847 23,245 1,045 1,015 ----------------- $28,152 ==========

June 30, 2002 -------------------------------------------------------------------------
($ in thousands) Amortized intangible assets: Core deposits Customer business relationships Total amortized intangible assets	Gross Carrying Amount ------------------ $5,574 1,364 ----------------- $6,938 ==========	Accumulated Amortization ------------------ $(2,035) (179) ----------------- $(2,214) ==========	Net Carrying Amount ------------------ $3,539 1,185 ----------------- $4,724 ==========

Total amortization expense associated with intangible assets in the second quarter of 2003 and 2002 was $557 thousand and $236 thousand, respectively. Year-to-date amortization expense as of June 30, 2003 and 2002 was $1,081 thousand and $472 thousand, respectively. Below is the estimated amortization expense for the future years:

For the years ended:
($ in thousands)

2004 2005 2006 2007 2008	$2,266 2,191 2,010 1,579 1,436

8.  Mortgage Servicing Rights

Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the servicing rights retained based on the relative fair values of each. Mortgage servicing rights are valued based upon the estimated fair value of the assets. Amortization is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others at June 30 was $1.638 billion in 2003 and $1.348 billion in 2002.

Impairment of the mortgage servicing rights exists if the book value of the mortgage servicing rights exceeds its fair value. Adjustments to value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable. For purposes of determining impairment, mortgage servicing rights are stratified based on one or more of the predominant risk characteristics of the underlying mortgage loans. Old National utilizes risk characteristics of investor type, product type and interest rate.

The fair value of mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Critical assumptions used in determining estimated net servicing income include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing rights, prepayment rates and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third party statistical model.

At June 30, 2003, Old National's key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 639 PSA and a discount rate of 8.5%. The fair value of capitalized mortgage servicing rights, net of valuation allowance, at June 30 was $9.8 million in 2003 and $10.5 million in 2002.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance:

($ in thousands)	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Mortgage servicing rights:
Balance at beginning of year, net of valuation allowance
   Rights capitalized
   Amortization
   Impairment
   Additions to valuation allowance

Balance at end of period, net of valuation allowance

Valuation allowance:
Balance at beginning of year
   Additions to valuation allowance

Balance at end of period

	$11,367 4,786 (1,932) - (4,378) -------------- $9,843 ======== $(2,056) (4,378) -------------- $(6,434) ========	$8,820 3,497 (1,335) (504) - -------------- $10,478 ======== $- - -------------- $- ========

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

Old National may redeem the subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005 (for debentures owned by ONB Capital Trust I) and on or after April 12, 2007 (for debentures owned by ONB Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events. These securities qualify as Tier 1 capital for regulatory purposes and the SEC registration related to these securities has remaining funding capacity of $50 million.

Costs associated with the issuance of the trust preferred securities totaling $3.3 million in 2002 and $1.8 million in 2000, were capitalized and are being amortized through the maturity date of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

Old National utilizes fair value hedge interest rate swaps to convert the interest rates on the trust preferred securities from fixed to variable, which ranged from 2.53% to 3.67% at June 30, 2003. The fair value of the swaps was $16.9 million at June 30, 2003 and $3.7 million at June 30, 2002 and is included in the guaranteed preferred beneficial interests in subordinated debentures on the balance sheet. Refer to the "Derivative Financial Instruments" for further information regarding these derivatives.

10.  Borrowings

    Other borrowings consisted of the following:
June 30,
($ in thousands)	2003 -------------	2002 -------------

Old National Bancorp:
   Medium-term notes, Series A
   Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) - maturities
      August 2003 to June 2008
   SFAS 133 hedge and other basis adjustments
Old National Bank:
   Securities sold under agreements to repurchase (fixed rate 2.36% and variable rates 0.70% to 2.50%) - maturities September 2003 to May
      2008
   Federal Home Loan Bank advances (fixed rates 3.59% to 8.34% and variable rates 2.10% to 3.22%) - maturities August 2003 to October 2022
   Senior unsecured bank notes (fixed rate 3.95% and variable rates 1.00% to
      1.60%) - maturities June 2004 to February 2008
   Subordinated bank notes (fixed rate 6.75%) - maturing October 2011
   SFAS 133 hedge and other basis adjustments

      Total other borrowings

	$- 143,200 380 233,000 813,607 190,000 150,000 21,918 ----------------- $1,552,105 ==========	$23,000 54,300 - 83,000 791,458 60,000 150,000 5,278 ----------------- $1,167,036 ==========

Federal Home Loan Bank advances had weighted average rates of 5.41% and 5.58% at June 30, 2003 and 2002, respectively. These borrowings are secured by investment securities and mortgage loans up to 150% of outstanding debt.

Subordinated bank notes qualify as Tier II Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

The contractual maturities of long-term debt as of June 30, 2003 are as follows:
($ in thousands)

Year of Maturity	Other Borrowings	Guaranteed Preferred Beneficial Interest in Subordinated Debentures	Total
Due in 2003	$113,000	$ -	$113,000
Due in 2004	256,700	-	256,700
Due in 2005	195,053	-	195,053
Due in 2006	252,408	-	252,408
Due in 2007	110,000	-	110,000
Thereafter	602,646	150,000	752,646
SFAS 133 Hedge and Other Basis Adjustment	22,298	16,932	39,230
	-------------	------------	--------------
Total	$1,552,105	$166,932	$1,719,037
	========	========	========

11.  Derivative Financial Instruments

Old National designates its derivatives based upon criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Old National primarily uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges and adjust the interest rate sensitivity of specific assets and liabilities. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The change in fair value of the derivative and hedged item (related to the hedged risk) along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the gain or loss would be reported in earnings immediately.

The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability.

At June 30, 2003 and 2002, Old National had fair value hedge interest rate swaps with a notional value of $945.9 million and $500.0 million, respectively. The fair value of the swaps was $31.9 million as of June 30, 2003 and $13.4 million as of June 30, 2002. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.00% to 9.50%. The contracts terminate in or before April 2032. The fair value hedge interest rate swaps meet all criteria required to qualify for shortcut method accounting, therefore, no ineffectiveness recognized and therefore no income statement impact was recorded as of June 30, 2003.

At June 30, 2003, Old National had cash flow hedges with a total notional value of $150 million. Old National pays the counterparty a variable rate based on prime and receives a fixed rate ranging from 5.28% to 5.57%. The contracts terminate in or before September 2006. The fair value of the cash flow hedges at June 30, 2003, was $2.6 million as a component of accumulated other comprehensive income (loss). Upon termination of the derivative, the gain or loss will be reclassified into earnings as a yield adjustment. As of June 30, 2003, no ineffectiveness was recognized and therefore no income statement impact was recorded as a result of this fair value hedge.

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

In accordance with SFAS No. 149, loan commitments that relate to the origination of mortgage loan commitments with customers that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. At June 30, 2003, Old National has a notional value of $118.4 million with a fair value of $923 thousand.

Old National uses derivatives, primarily mortgage-backed whole loan cash forward sale agreements, to hedge exposure to changes in interest rates in its mortgage loan origination and sale activity. The notional value of these forward sale agreements at June 30, 2003 was $129.8 million with a fair value of $193 thousand. In addition, beginning in February 2003, Old National began fair value hedge accounting for the closed loans held for sale warehouse. The notional value at June 30, 2003 of the closed loans held for sale warehouse was $56.3 million with a fair value of $406 thousand. As of June 30, 2003, no ineffectiveness was recognized therefore no income statement impact was recorded as a result of these mortgage-banking derivatives.

In 2003, Old National began entering into various derivative contracts with its customers, which include interest rate swaps and caps. Old National hedges the exposure of these derivatives by entering into an offsetting third-party contract with reputable counterparties with matching terms. These derivative contracts are not linked to specific assets and liabilities in the balance sheet or to a forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. Contracts are carried at fair value with changes recorded as a component of other noninterest income. At June 30, 2003, the notional amount of contracts with customers was $35.0 million and a fair value of negative $431 thousand. Contracts with counterparties also had a notional amount of $35.0 million and a fair value of $431 thousand.

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Although collateral or other security is not always obtained, Old National minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements. In addition, Old National ensures that the uncollaterlized position of any borrower does not exceed $1 million.

12.  Comprehensive Income
Three Months Ended June 30,		Six Months Ended June 30,

2003 --------------	2002 ------------	2003 ---------------	2002 --------------
($ in thousands)
Net income Unrealized gains on securities: Unrealized holding gains arising during period, net of tax	$27,067 21,883	$28,513 32,273	$53,327 18,034	$56,374 24,237
Less: reclassification adjustment for securities gains realized in net income, net of tax	(14,045)	(584)	(15,659)	(1,539)
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax	1,157	-	998	-
Less: reclassification adjustment on cash flow hedge, net of tax	44 ------------	44 ------------	88 -------------	88 -------------
Net unrealized gains	9,039 -------------	31,733 -------------	3,461 -------------	22,786 -------------
Comprehensive income	$36,106 ========	$60,246 ========	$56,788 ========	$79,160 ========

13.  Segment Data

Old National operates in three reportable segments: community banking, non-bank services and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate, and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and internet banking. The non-bank services segment combines the management and operations of trust, asset management, insurance brokerage and investment and annuity sales. Treasury manages investments, wholesale funding, interest rate risk, liquidity, and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking customers.

In order to measure performance for each segment, Old National allocates capital, corporate overhead and income tax provision to each segment. Capital and corporate overhead are allocated to each segment using various methodologies, which are subject to periodic management changes. Income taxes are allocated using the effective tax rate. Also, to provide a basis for employee incentives, revenues and expenses related to the non-bank services segment are allocated to the community banking segment and reflected in both the community banking segment and the non-bank services segment. This allocation of revenue and expense is eliminated in the other column. Intersegment sales and transfers are not significant.

Old National uses a funds transfer pricing ("FTP") system to eliminate the effect of interest rate risk from the community banking and non-bank services segments net interest income. The FTP system is used to credit or charge each segment for the funds the segments create or use. The net FTP credit or charge is reflected in segment net interest income.

The financial information for each operating segment is reported on the basis used internally by Old National's management to evaluate performance and is not necessarily comparable with similar information for any other financial institution.

Summarized financial information concerning segments is shown in the following table:
($ in thousands)	Community Banking ---------------	Non-bank Services ---------------	Treasury -------------	Other -----------	Total -------------
Six months ended June 30, 2003 ---------------------------------------------
Net interest income (loss)	$143,114	$89	$(7,473)	$2,538	$138,268
Provision for loan losses	31,500	-	-	-	31,500
Noninterest income	62,445	35,098	27,011	(18,721)	105,833
Noninterest expense	128,048	31,821	439	(16,183)	144,125
Income tax expense	12,815	1,156	1,178	-	15,149
Segment profit	33,196	2,210	17,921	-	53,327

Total assets	$5,894,124	$98,380	$3,622,543	$122,670	$9,737,717

	Community Banking ---------------	Non-bank Services ---------------	Treasury -------------	Other -----------	Total -------------
Six months ended June 30, 2002 ---------------------------------------------
Net interest income (loss)	$149,495	$375	$(2,920)	$861	$147,811
Provision for loan losses	15,000	-	-	-	15,000
Noninterest income	53,214	22,196	6,567	(20,346)	61,631
Noninterest expense	119,954	20,184	1,156	(19,485)	121,809
Income tax expense (benefit)	19,656	800	(4,197)	-	16,259
Segment profit	48,099	1,587	6,688	-	56,374

Total assets	$6,257,640	$28,910	$2,916,232	$96,713	$9,299,495

14.  Stock Options

On January 31, 2003, Old National granted 2.5 million stock options to key employees at an option price of $22.80, the closing price of Old National's stock on that date. On January 22, 2002, Old National granted 1.9 million stock options to key employees at an option price of $22.70, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Under the 1999 Equity Incentive Plan, Old National was given the authority to grant 6.9 million shares of common stock of which 6.2 million have been granted as of June 30, 2003. Options have been accounted for in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation costs have been recognized.

15. Outside Director Stock Compensation Program

During the second quarter of 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 150,000 shares of common stock is available for issuance under this plan.

16.  Financial Guarantees

Old National holds instruments that are considered financial guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 ("FIN 45"). Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies.

Old National also enters into forward contracts for the future delivery of conforming residential mortgage loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contacts are considered derivative instruments accounted for under SFAS No. 133. See additional information in footnote 11 of the notes to the consolidated financial statements.

17. Commitments and Contingent Liabilities

In the normal course of business, various legal actions and proceedings are pending against Old National and its affiliates and Old National and its affiliates are parties to various pending civil actions, all of which are being defended vigorously. While it is impossible to predict with certainty the outcome of any legal proceedings, based upon present information including evaluations by outside counsel, management is of the opinion that neither Old National's financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings.

At June 30, 2003, Old National had credit extensions of $64.5 million with various unaffiliated banks related to letter of credit commitments issued on behalf of to Old National's customers. At June 30, 2003, the unsecured portion was $37.4 million and the secured portion was $27.1 million.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is presented to provide information concerning the financial condition of Old National as of June 30, 2003, as compared to June 30, 2002 and December 31, 2002, and the results of operations for the three months and six months ended June 30, 2003 and 2002.

Forward-Looking Statements
This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expressions such as "expects," "intends," "believes," "anticipates," and "should," which are necessarily statements of belief as to the expected outcomes of future events. Internal and external factors that might cause such a difference include, but are not limited to, market, economic, operational, liquidity, credit and interest rate risks associated with Old National's business, competition, government legislation and policies, ability of Old National to execute its business plan, softening in the economy which could materially impact credit quality trends and the ability to generate loans, and other matters discussed in this management's discussion and analysis. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Actual results could materially differ from those presented.

Company Profile
Old National, a $9.7 billion financial holding company headquartered in Evansville, Indiana, employs more than 3,000 professionals who advise, design, and facilitate financial solutions to help clients reach their goals. Founded in 1834, Old National has grown to include client-focused financial services operations in Indiana, Illinois, Ohio, Kentucky, Tennessee, and Missouri. With a special attention to service quality, Old National provides individuals and businesses financial solutions through a broad range of banking services as well as trust and investment services, insurance brokerage services, and investment products.

To achieve the company targets, Old National has identified four components of growth: continued strong performance in core community banking; significant contributions from Old National Signature Group, responsible for Old National's emerging opportunities in financial services; new opportunities from retooling of the mortgage business; and the metro strategies, which concentrate on how best to deliver Old National's brand of financial services in larger mid-American markets. The four components organize Old National's skills and provide a framework in which to track progress. Their purpose is to support an organization whose associates listen to clients, advise them on ways to reach their financial goals, and act on their behalf.

Old National's five-year plan recognizes the strengths of each of the four components and sets expectations for their contributions to Old National's growth:

    In Old National's banking markets, growth will come primarily from adding products and services. Those markets continue to account for a high proportion of Old National's revenue opportunities, but their growth rates are anticipated to perform in the mid to high single digits, short of growth expectations for the company overall.
    Old National Signature Group, also referred to as the non-bank services segment responsible for fee-based services such as insurance, investment, trust, asset management, financial planning and similar services, provides a substantial engine to accelerate growth.
    Mortgage lending is a traditional offering at Old National banking centers. By aligning these mortgage initiatives more closely and focusing a management team on them, Old National expects to improve efficiencies, add new products, and increase revenue. In addition, Old National can use stand-alone mortgage offices to help gain entry into new markets.
    Metro strategies will launch an Old National financial services presence in at least three more mid-American markets during the next five years, cities such as Nashville, Louisville, and St. Louis, where Old National anticipates opportunities to attract high-value clients to Old National's strong service emphasis.

Critical Accounting Policies and Estimates
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Form 10-Q, are based upon Old National's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the mortgage servicing assets and the valuation of goodwill and intangibles. Actual results could differ from those estimates.

    Allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance represents management's best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may result in the required allowance to decline. In either instance unanticipated changes could have a significant impact on operating earnings.

    The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance. Recoveries of loans previously charged off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National's policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.
    Mortgage Servicing Assets. Servicing assets are recognized as separate assets when loans are sold with servicing retained. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are valued based upon the estimated fair value of the rights. Value is determined by stratifying rights by predominant characteristics, such as interest rates and terms, and using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Negative adjustments to value (referred to as impairment), if any, are recognized through a valuation allowance by charges against mortgage servicing income. Valuation of mortgage servicing assets is dependent on many factors, including anticipated life, prepayment speeds, economic conditions, and discount rates. A change in these and other factors could result in higher or lower amortization and impairment.
    Goodwill and Intangibles. Effective January 1, 2002, Old National adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets" discontinued amortization of goodwill and indefinite-lived assets. Intangible assets with a determinable useful life continue to be amortized over that period.

    For purchase acquisitions, Old National is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

    Under SFAS No. 142, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. The resulting estimated fair values could have a significant impact on the carrying values of goodwill or intangibles and could result in impairment losses affecting the financials of the company as a whole and the individual lines of business in which the goodwill or intangibles reside.

Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuations of mortgage servicing assets and the valuation of goodwill and intangibles are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as net income. Management has discussed the development and selection of this critical accounting estimate with the audit committee of the board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.

Non-GAAP Financial Measures
In January 2003, the United States Securities and Exchange Commission ("SEC") issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures." A non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes (includes) amounts or adjustments that are included (excluded) in the most directly comparable measure calculated in accordance with generally accepted accounting principles ("GAAP"). Regulation G requires companies that present non-GAAP financial measures to disclose a numerical reconciliation to the most directly comparable measurement using GAAP as well as the reason why the non-GAAP measure is an important measure. Management does not believe it has used any non-GAAP financial measure in this Quarterly Report on Form 10-Q.

Financial Condition
Earning Assets
Old National's earning assets are comprised of loans, investment securities, money market investments and loans held for sale. Earning assets were $8.962 billion at June 30, 2003, which is an increase of 2.3% from December 31, 2002 and 3.9% from June 30, 2002. While earning assets continue to grow, there is a shift from higher yielding loans to lower yielding investments. As commercial and consumer loan growth remained slow during the year, Old National has increased investments in securities as a temporary source of earning assets. In addition, consistent with Old National's company strategy, residential real estate loans are being sold in the secondary market, which is the primary factor for the overall decrease in loans. Old National does not expect to see strong growth in earning assets in the near future. As economic factors improve and commercial and consumer loan demand begins to increase, Old National intends to begin shifting earning assets from investment securities to higher-yielding loans. Loans held for sale showed a decrease from December 31, 2002 due to timing of movement in the loans held for sale portfolio, however were relatively unchanged since June 30, 2002. Money market investments were relatively flat since December 31, 2002, but showed a slight decrease since June 30, 2002.

Investment Securities
Old National has classified all investment securities as available-for-sale or held-to-maturity on the date of purchase. The majority of Old National's investment securities are classified as available-for-sale, which gives management the flexibility to manage the investment portfolio as needed based on changing market conditions and funding requirements. Old National increased its investment portfolio over recent quarters to offset the impact of declining residential real estate and the only minimal growth of commercial and consumer loans. Old National added adjustable rate and 15 and 20 year fixed rate mortgage pass through securities and federal agency debentures to add duration to its asset portfolio without significantly increasing the risk of duration extension in the event of increasing market interest rates. These securities plus transactions in other financial instruments like interest rate swaps helped mitigate the impact of falling interest rates on the company's net interest margin.

Investment securities represented 37.0% of earning assets as of June 30, 2003 as compared to 34.7% and 31.4% at December 31, 2002 and June 30, 2002, respectively. At June 30, 2003, the investment securities portfolio was $3.320 billion compared to $3.078 billion and $2.708 billion at December 31, 2002 and June 30, 2002, respectively, which is an increase of 15.7% since December 31, 2002 and 22.6% since June 30, 2002.

Although possible, it is unlikely that the company will increase its investment portfolio as a percentage of total assets from the level at June 2003. It is more likely that the company's investment portfolio as a percentage of total assets will decline. With accelerating economic growth, the opportunities to make additional consumer and commercial loans should increase. Old National will use cash flows from investment portfolio maturities and prepayments to fund new loan opportunities.

During the first quarter of 2003, Old National added securities to its held-to-maturity investment portfolio. At June 30, 2003 Old National had $232.2 million in its held-to-maturity portfolio. These securities are 15 and 20 year fixed rate mortgage pass through securities that Old National will hold until they mature or prepay. Because these securities are among the longest duration securities in the company's investment portfolio, they are the most sensitive to declines in market values in the event of increased market interest rates. Old National felt it was unlikely it would sell these securities prior to maturity or prepayment.

At June 30, 2003, the investment securities available-for-sale portfolio had net unrealized gains of $88.5 million, which is net of realized securities gains totaling $23.5 million taken in 2003. This compares to net unrealized gain of $86.2 million and $64.2 million at December 31, 2002 and June 30, 2002, respectively. The increase is a result of continually declining market interest rates and an increase in the balance of investment securities available-for-sale over the past year. These unrealized gains are reported as a component of shareholder's equity, net of the related deferred tax effect. Subsequent to June 30, 2003, long-term interest rates have risen quite dramatically, which will have a negative impact on the net unrealized gains in the investment portfolio.

Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National and represent 52.2% of earning asset at June 30, 2003, which is a decrease from 52.3% and 53.6% at December 31, 2002 and June 30, 2002, respectively. Commercial and consumer loans were $4.676 billion at June 30, 2003, which has increased by 1.8% and 1.2% since December 31, 2002 and June 30, 2002, respectively. Old National has been affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which has resulted in minimal growth of commercial and consumer loans and intensified credit quality standards. Old National anticipates that when the economy in Old National's principal markets begins to turnaround, commercial and consumer loans will begin to show higher levels of growth.

Commercial loans have increased 1.6% since December 31, 2002, however remained relatively flat from the same quarter of last year. Commercial real estate loans showed a slight decrease of 0.8% since December 31, 2002, however since June 30, 2002, commercial real estate loans grew 1.6%. Consumer loans have increased 6.9% since December 31, 2002 and 2.6% over prior year, primarily due to a renewed focus on home equity lending.

Another factor impacting the change in commercial and consumer loans occurred in the third quarter of 2002 when Old National completed the sales of eight branches. These transactions decreased commercial and consumer loans by $79.4 million when comparing June 30, 2003 to June 30, 2002. Excluding the sales of the eight branches, commercial and consumer loans would have increased by 2.9% from June 30, 2002 to June 30, 2003.

Residential Real Estate Loans
Old National continues to sell residential real estate loans as a strategy to better manage interest rate risk and liquidity, however Old National retains the loan servicing to maintain customer relationships and generate noninterest income and fees. As a result of this strategy, Old National expects to see an ongoing decrease of residential loans on the consolidated balance sheet. By using this strategy, Old National is able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National continues to provide financing to its customers with the majority of the new or refinanced loans being sold into the secondary market with servicing retained. Old National's sells the majority of the mortgage loans without recourse, currently having less than 1% of loans sold with recourse.

In the continuing low interest rate environment and the related boom in refinancing, residential real estate loans continue to liquidate at extraordinary levels. As of June 30, 2003, residential real estate loans represented 10.0% of earning assets as compared to 11.8% and 14.1% as of December 31, 2002 and June 30, 2002. At June 30, 2003, residential real estate loans were $895.3 million, which is a decrease of $148.6 million or 28.5% from December 31, 2002 and a decrease of $321.4 million or 26.4% from June 30, 2002.

Two additional factors in the decrease of residential real estate loans are the sale of delinquent loans in the second quarter of 2003 and the sales of eight branches in the third quarter of 2002. During the second quarter 2003, Old National sold $11.1 million in delinquent residential real estate loans to an independent investor. A write-down of $2.2 million was taken when transferring these loans to held-for-sale. This write-down was recorded against the allowance for loan losses. In addition, in the third quarter of 2002, residential real estate loans of $27.9 million were sold as a part of the sales of eight branches.

Asset Quality and Allowance for Loan Losses
At June 30, 2003, total under-performing assets (defined as loans 90 days or more past due, nonaccrual and restructured loans and foreclosed properties) increased to $160.8 million from $117.7 million as of December 31, 2002. As of these dates, under-performing assets in total were 2.85% and 2.04%, respectively, of total loans and foreclosed properties.

The table below shows the various components of under-performing assets.
($ in thousands)	June 30, 2003 ----------------	December 31, 2002 ----------------

Nonaccrual loans	$146,388	$100,287
Restructured loans	-	-
	----------------	----------------
Total non-performing loans	$146,388 ----------------	$100,287 ----------------
Other real estate owned	7,978	6,740
Repossessed personal property	884 ---------------	1,176 ---------------
Total foreclosed properties	8,862 ---------------	7,916 ---------------
Total non-performing assets	155,250	108,203
Past due 90 days or more, still accruing	5,584 ---------------	9,516 ---------------
Total under-performing assets	$160,834 =========	$117,719 =========
Under-performing assets as a % of total loans and foreclosed properties	2.85% =========	2.04% =========
Classified loans (includes non-performing loans, past due 90 days and other problem loans) Criticized loans Total criticized and classified loans	$424,125 191,468 --------------- $615,593 =========	$455,723 257,059 --------------- $712,782 =========

Nonaccrual loans increased $46.1 million since December 31, 2002 to $146.4 million. This increase is a significant contributor to the higher ratio of under-performing assets to total loans and foreclosed properties. Non-performing loans as a percentage of total loans was 2.60% at June 30, 2003 compared to 1.74% at December 31, 2002. In a review of industry standards and in discussions with regulators, the company strengthened its internal policies in regards to nonaccrual loans. As a part of this review, Old National placed a single $25 million loan relationship on nonaccrual status during the first quarter of 2003. This loan relationship had previously been identified as substandard and included in the calculation for determining the allowance for loan losses, therefore the impact on Old National's allowance for loan losses was minimal. Subsequent to June 30, 2003, this single loan relationship placed on nonaccrual status during the first quarter was substantially recovered.

Old National continues to review the classified and criticized loans to minimize potential losses. Classified loans include non-performing loans, past due 90 days and other problem loans. Criticized loans, also known as watch list loans or special mention loans, are loans that have potential weaknesses that deserve management's close attention and require specific quarterly reviews by the bank. Management is encouraged to see a decrease in the total classified and criticized loans of $97.2 million to $615.6 million at June 30, 2003. This is the fifth consecutive quarter of declining criticized loan totals in the company and the second consecutive quarter of declining classified loan outstandings.

Management believes trends in nonaccrual loans will be influenced by the degree to which the economy strengthens in 2003. Old National operates in the Midwest, primarily in the state of Indiana, which has been particularly affected by the manufacturing dependent market. Indiana is the most highly industrialized state in the United States, relying on manufacturing for 20% of its jobs and 27% of gross state product. Therefore, Midwestern region banks operating in Indiana have been facing more difficulties due to the economic decline. The longer the significant softness in manufacturing continues, the more stress it puts on Old National's borrowers. Old National could potentially continue seeing additions to the nonaccrual loans. Management believes that it has appropriately identified and reserved for any loan loss related to nonaccrual loans at June 30, 2003. In addition, approximately $45 million of nonaccrual loans are still contractually performing as of June 30, 2003. Management is continuing to assess the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Old National had no restructured loans as of June 30, 2003 and December 31, 2002. The level of loans past due 90 days or more and still accruing interest fluctuates from quarter to quarter depending on specific facts and circumstances and was at the lowest level since the first quarter of 2001.

Year-to-date net charges against the allowance for 2003 were $21.2 million as compared to $8.3 million year-to-date June 30, 2002. The 2003 charges include a $2.2 million write-down from loans transferred to held for sale related to the residential real estate loan sale. The net charge-offs for 2003 include an $8.5 million single commercial loan relationship during first quarter. This loan relationship was moved to nonaccrual as a result of continuing problems in the industry in which this borrower operates. Old National has approximately $5 million of loans remaining with this borrower, but believes that a future charge-off is unlikely due to the liquidation of collateral currently in process. The second quarter also includes a write-down on a single nonaccrual loan relationship of approximately $3.6 million.

Old National's policy for recognizing income on impaired loans is to accrue earnings unless a loan becomes nonaccrual. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are classified as nonaccrual, interest accrued during the current year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified as nonaccrual is recorded to principal. For the six months ended June 30, 2003, the average balance of impaired loans was $281.0 million and $8.4 million of interest was recorded. As of June 30, 2003, the total impaired loan balance was $268.5 million of which $216.1 million had an allocated reserve of $67.9 million and $52.4 million had no specific reserve recorded.

In the opinion of management, Old National's consolidated loan portfolio is well diversified. Old National has no concentration of loans in any single industry exceeding 10% of its portfolio. In addition, the company has no exposure to foreign borrowers or lesser-developed countries.

Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by loan officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records monthly provisions for loan losses based on projected loans outstanding, grade changes, mix of loans, and expected losses. Detail loan loss evaluation is performed quarterly to verify the assumptions in order to ensure adequacy of the allowance for loan losses. Management closely follows the progress of the economy and how the continuing slow recovery might affect Old National's borrowers in both the near and the intermediate term. Adjustments to the allowance for loan losses are made as deemed necessary for probable losses inherent in the portfolio. While an estimate of future losses is, by its very nature, difficult to precisely predict, management of Old National believes that the methodology that it uses in determining an appropriate reserve for future losses is reasonable.

For commercial and commercial real estate loans, loan officers grade the larger loans in the portfolio at least annually or more frequently as determined by loan requirements. These loans are graded using specific guidelines based on loan characteristics as set by management and banking regulation. For loans determined to be of a lower quality (classified and criticized) an assessment is conducted as to whether there is any likely loss in the event of default. If such a loss is determined to be likely, the loss is quantified and a specific reserve is assigned to the loan. For criticized and watch list commercial and commercial real estate loans with no estimated likely loss, historic loss experience is also used to develop reserve requirement ranges. Consumer and residential real estate portfolio reserves are determined primarily through the use of historic loss ratios adjusted for future expectations for economic conditions.

At June 30, 2003, the allowance for loan losses was $98.0 million, an increase of $10.3 million compared to the allowance at December 31, 2002. The allowance for loan losses covers all under-performing loans by 0.6 times at June 30, 2003 and 0.8 times at December 31, 2002. As a percentage of total loans held for investment, the allowance increased from 1.55% at December 31, 2002 to 1.76% at June 30, 2003. During the second quarter of 2003, the provision for loan losses amounted to $22.5 million, which was $13.5 million over the first quarter of 2003. Based on Old National's current allowance methodology, which gives an indicated range for the allowance, Old National increased its position within the indicated range in response to a significant increase in nonaccrual loans during the quarter. The following table shows the allowance for loan losses broken down by loan category at the dates indicated.
	As of June 30, 2003		As of December 31, 2002
	Reserve for Each Category	Percent of Loans in Each Category to Total Loans	Reserve for Each Category	Percent of Loans in Each Category to Total Loans

($ in thousands)	------------------------	-----------------------	------------------------	-----------------------

Commercial and commercial real estate	$89,281	64%	$79,935	63%
Consumer credit	7,873	20	7,130	19
Residential real estate	873	16	677	18
	------------------	------------------	------------------	------------------
Total	$98,027	100%	$87,742	100%
	===========	===========	===========	===========

The increase in the reserve for commercial and commercial real estate loans accounted for virtually all of the increase in the total reserve from December 31, 2002 to June 30, 2003. While the absolute level of classified and criticized loans actually decreased over the last few months, the amount of potential losses within this component of the loan portfolio increased reflecting continued economic weakness and stresses in the Midwestern region on commercial borrowers. This deterioration in the quality of the problem loan components of the portfolio along with what management deems to be a continued weakness in economic and business conditions prompted the $9.3 million increase in the reserve for commercial and commercial real estate loans. For commercial loans and commercial real estate loans, the reserve as a percentage of that portfolio increased from 2.23% at December 31, 2002 to 2.49% at June 30, 2003.

The reserve for consumer loans increased only slightly and the reserve as a percentage of loans in this portfolio was unchanged from December 31, 2002 to June 30, 2003 at 0.7% of the portfolio. This is reflective of little or no change in the performance and loss experience on the consumer loan portfolio. In addition, the reserve for residential mortgages also increased slightly. Losses in this portfolio have historically been very low and the 0.1% reserve for this portfolio is deemed by management to be appropriate at this time.

Goodwill and Other Intangibles
As a part of Old National's strategy to grow the Old National Signature Group or non-bank services segment, the company acquired various financial services companies in 2002 and 2003. As part of these acquisitions, goodwill increased from $110.6 million at December 31, 2002 to $115.1 million at June 30, 2003. The additional goodwill was from the acquisitions of the James L. Will Insurance Agency ("Will Agency"), based in Evansville, Indiana, and the Graham and Peat Insurance Agency ("Graham and Peat"), based in St. Louis, Missouri. In addition, goodwill increased $27.9 million from June 30, 2002 to December 31, 2002, which was primarily related to the acquisitions of Fund Evaluation Group ("FEG"), an investment consulting firm located in Cincinnati, Ohio, and Terrill Group, Inc. ("TGI"), an insurance agency located in St. Louis, Missouri. Old National performs impairment testing of goodwill annually. As of the last annual test date in 2002, no impairment was recorded.

Other intangible assets also increased from June 30, 2002 to June 30, 2003 also as a part of the non-bank services segment acquisitions. As part of the 2003 acquisitions of the Will Agency and Graham and Peat, intangible assets related to customer business relationships increased by approximately $5 million. From June 30, 2002 to December 31, 2002 as a part of the FEG and TGI acquisitions, other intangible assets increased by approximately $23 million of which $2.8 million is an indefinite-lived intangible asset.

Subsequent to June 30, 2003, Old National completed the acquisition of Insurance and Risk Management, an insurance agency based in Fort Wayne, Indiana. This transaction is expected to increase goodwill and customer business relationship intangible assets.

Mortgage Servicing Rights
Mortgage servicing rights are assets recognized when loans are sold with servicing retained. The mortgage servicing rights' book value is recorded based on the market conditions as of the month the loan is sold, known as capitalization. Over the life of the loan, the value is amortized based on the estimated life of the loan. Fair value of the mortgage servicing rights is calculated monthly and impairment is recorded if the book value exceeds the fair value. The impairment is recorded to a valuation allowance, which can be recovered as the fair value of the mortgage servicing rights increase.

At June 30, 2003, the unpaid principal balance of mortgage loans serviced for others was $1.638 billion, which is an increase of $290 million or 21.5% from June 30, 2002. While the unpaid principal balance of loans serviced for others has significantly increased, the mortgage servicing rights asset has decreased by $0.6 million or 6.1% to $9.8 million at June 30, 2003. The inverse relationship is caused by the record low interest rates that have occurred in the past year, which has caused prepayments speeds to increase significantly, which is one of the primary factors in determining the fair value of mortgage servicing rights. At June 30, 2003, net mortgage servicing rights asset as a percentage of the unpaid principal balances of loans serviced for others was 0.60% compared to 0.78% at June 30, 2002. For more information regarding mortgage servicing rights and assumptions made by management in valuing the assets, refer to the critical accounting policies.

Funding
Old National's sources of funding are deposits and wholesale borrowings. Wholesale borrowings included short-term borrowings, other borrowings, which include Federal Home Loan Bank advances and medium-term notes, and trust preferred securities. Total funding was $8.8 billion at June 30, 2003, up 1.1% from December 31, 2002 and 3.3% from June 30, 2002. Time deposits as a percentage of total funding decreased to 34.1% at June 30, 2003 from 36.9% at December 31, 2002 and 41.1% at June 30, 2002. Old National strategically priced certificates of deposits less aggressively during this period to encourage customers to move into transaction accounts rather than certificates of deposit.

Borrowed funds were 26.4% of total funding at June 30, 2003 compared to 26.5% at December 31, 2002 and 23.2% at June 30, 2002. Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position.

Deposits
Total deposits were $6.477 billion at June 30, 2003, which is a 1.2% increase since December 31, 2002 and a 1.0% decrease since June 30, 2002. Total transaction deposit accounts, including noninterest bearing, NOW, savings and money market, were $3.475 billion at June 30, 2003, which is a 16.6% increase since December 31, 2002 and an increase of $433.1 million or 14.2% since June 30, 2002. Old National has seen growth in noninterest-bearing demand, savings, NOW and money market accounts while strategically reducing the time deposits. Time deposits were $3.003 billion at June 30, 2003, which is a 14.1% decrease since December 31, 2002 and a decrease of $495.6 million or 14.2% since June 30, 2002. The results from June 2002 to June 2003 include the effects of the sales of eight branches in the third quarter 2002, which decreased total deposits by $202.9 million. Excluding this effect, total deposits would have increased by 2.1% since prior year.

Borrowed Funds
Short-term borrowings, comprised of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased $311.2 million since December 2002 and decreased $50.6 million since June 2002. Other borrowings, which is primarily advances from Federal Home Loan Banks, senior unsecured bank notes, subordinated bank notes and long-term securities sold under agreements to repurchase, increased $318.1 million over December 2002 and increased $385.1 million since June 2002. The increase in other borrowings since June 2002 and December 2002 was primarily to finance investment portfolio growth, offset a reduction in certificates of deposits and to take advantage of favorable short-term interest rates. In the second quarter of 2003, Old National issued an additional $100 million in fixed-rate medium-term notes. Also during 2003, other borrowings issued included long-term securities sold under agreements to repurchase of $150 million and senior unsecured bank notes of $130 million under Old National Bank's global note program.

Capital
Total shareholder's equity increased $25.0 million since December 2002 and $70.3 million since June 2002. The primary increase in shareholder's equity from December 2002 was net income of $53.3 million and $114.9 from June 2002. This was offset by cash dividends paid of $0.38 per share, which totaled $24.2 million from December 2002 and $0.75 per share, which totaled $47.4 million from June 2002. Old National purchased shares of its stock in the open market under an ongoing repurchase program. Shares repurchased reduced shareholder's equity by $21.5 million in the first half of 2003 and $44.6 million from June 2002 to June 2003. Shares reissued for stock options and stock purchase plans added $6.4 million and $6.5 million to shareholder's equity from December 2002 and June 2002, respectively. Stock issued for purchase acquisition transactions totaled $7.5 million and $22.9 million from December 2002 and June 2002, respectively.

Accumulated other comprehensive income, primarily unrealized gains on investment securities net of taxes increased $3.5 million since December 2002 and increased $18.0 million since June 2002. The investment portfolio including money market investments increased $604.9 million from June 2002 to June 2003. The effective duration of the investment portfolio increased from 3.32 years at June 2002 to 3.62 years at June 2003. The larger size and longer duration of the portfolio combined with the significant decrease in long term interest rates during the period, caused the unrealized securities gains to increase $24.3 million between June 2002 and June 2003.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:
	Regulatory Guidelines	June 30,		December 31,
	-----------------	----------------------		----------------
	Minimum	2003	2002	2002
Risk-based capital:	-----------------	-----------	----------	---------------
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.49%	7.80%	7.53%
Tier 1 capital to risk-adjusted total assets	4.00	11.41	11.48	11.12
Total capital to risk-adjusted total assets	8.00	15.06	15.15	14.75
Shareholders' equity to total assets	N/A	7.86	7.48	7.71

Market Risk Management
Inherent in Old National's balance sheet is market risk. Market risk is defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which Old National has exposure is interest rate risk. Old National has no material balance sheet exposure to fluctuations in foreign exchange rates or commodity prices. All of Old National's interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading, which include loans, securities, deposits, borrowings, capitalized mortgage servicing rights and derivative financial instruments.

Old National manages interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the board of directors. The board of directors has delegated the oversight of the administration of this policy to the Funds Management Committee, a sub-committee of the board of directors, which meets quarterly. In addition, a second oversight committee, the Balance Sheet Management Committee comprised of senior executive managers, provides guidance for the execution of the activities.

Increases or decreases in interest rates cause changes in net interest income and fluctuations in the fair value of assets and liabilities. Additionally, increases and decreases in interest rates may cause changes in noninterest income and noninterest expense, particularly income from mortgage origination and sales and revenue from investment management. Interest rate risk arises because assets and liabilities may reprice, mature or prepay at different times or based upon different indices as market interest rates change. Changes in the slope of the yield curve and the pace of changes in interest rates may also impact net interest income and the fair value of the balance sheet.

Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Market Value of Equity. Net Interest Income at Risk is used by management and the board of directors to evaluate the impact of changing rates over a two year horizon while Market Value of Equity is more useful for long term interest rate risk.

The Net Interest Income at Risk and Market Value of Equity models are computer-based tools used to simulate the likely behavior of the company's net interest income and the likely change in the company's market value due to changes in interest rates. The monthly analysis incorporates current and possible interest rate scenarios and all of the company's interest rate sensitive assets and liabilities and off-balance sheet instruments, new business assumptions, expected asset and liability repricing, and likely asset and liability prepayment behavior. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates impact the company's net interest income and value, Old National recognizes that model outputs are not guarantees of simulated results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

Old National Bancorp's board of directors, through its Funds Management Committee monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two year period and the change in Market Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guidelines for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. As of June 30, 2003, Old National projects that in a -200 basis point shock to interest rates, net interest income would be down 4.24% cumulative over the next two years. In a +200 basis point shock to interest rates, Old National projects net interest income would be down 0.10% cumulative over the next two years. The current guidelines for the allowable fluctuation in Market Value of Equity are +/- 12% in a 200 basis point shock to the yield curve. As of June 30, 2003, Old National projects Market Value of Equity to decrease by 15.1% in a -200 basis point shock to interest rates and to decrease by 1.3% in a +200 basis point shock.

While the current risk position, in a -200 basis point yield curve shock as measured by Market Value of Equity, is outside the policy parameter, the Funds Management Committee and the Balance Sheet Management Committee believe this is an appropriate position for the current rate environment.

At June 30, 2003, Old National's most likely interest rate scenario is one in which interest rates gradually increase during the next 24 months. Many factors can impact the interest rate outlook and it is possible that the company's interest rate outlook could change. The Net Interest Income model scenario that most closely matches the company's current outlook is a 25 basis point upward shift in the yield curve quarterly for four quarters, then flat rates for the following four quarters (+100 basis point ramp). The estimated 24-month cumulative impact on net interest income is down 0.60%. The assumptions in the model are inherently uncertain and as a result, the simulation cannot precisely estimate net interest income nor predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the differences between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

Old National uses derivatives to manage interest rate risk in the ordinary course of business. The company does not utilize derivative instruments for speculative purposes. To manage its interest rate risk, Old National may enter into interest rate swap agreements to hedge against changes in fair value or cash flows. The fair value hedges are interest rate agreements that hedge the change in fair value related to interest rate changes of hedged assets or liabilities. The cash flow hedge positions are interest rate agreements that hedge the forecasted cash flows from the hedged assets or liabilities. At June 30, Old National has entered into fair value interest rate swaps of $945.9 million notional value. These swaps impact the fair value of various debt instruments issued by the company. Old National has entered into approximately $150.0 million notional value of cash flow hedges that impact the cash flows of floating rate consumer loans. These transactions serve to better balance the repricing of assets and liabilities in various rate change scenarios. Additionally, the company uses forward sale transactions to offset residential mortgage commitments to its customers. Old National commits to sell loans at specified prices in a future period, typically within 90 days. These are derivatives that protect the company from changes in interest rates after a commitment has been made to a customer but before the loan is closed or delivered to the final investor. The company also enters into interest rate derivatives, usually interest rate swaps or caps, with corporate borrowers. These positions are always offset with like transactions with capital markets counterparties, to ensure the company incurs no market risk with these transactions.

Liquidity Management
The Funds Management Committee of the board of directors and the Balance Sheet Management Committee establish liquidity risk guidelines and monitor liquidity risk. The objective of liquidity management is to ensure Old National has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts to minimize funding risk. The company maintains strategic and contingency liquidity plans. Strategic liquidity planning entails ensuring sufficient available funding to satisfy requirements for balance sheet growth. Generally, strategic liquidity planning focuses on properly managing capital markets' funding sources. Contingency liquidity planning focuses on the ability of the company to address unexpected liquidity requirements. Contingency funding plans ensure the company has the ability to liquidate or pledge company assets to support unexpected decreases in deposits or wholesale funding.

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. The debt ratings in the following table reflect the rating agencies' recognition of the strong, consistent financial performance of Old National and the quality of the balance sheet.
Senior Debt Ratings	Standard and Poor's		Moody's Investor Services		Fitch, Inc.
	Long-term	Short-term	Long-term	Short-term	Long-term	Short-term
Old National Bancorp	BBB+	N/A	Baa1	N/A	BBB+	F2
Old National Bank	A-	A2	A3	P-2	A-	F2

N/A = not applicable

Old National Bank is a member of the Federal Reserve Bank, St. Louis. As of June 30, 2003, Old National Bank had the capacity to borrow $786 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. In addition, Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes.

In September 2001, Old National Bank established a $1 billion global bank note program for senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. As of June 30, 2003, Old National Bank had issued $190 million of senior unsecured bank notes and $150 million of subordinated bank notes under this program. At June 30, 2003, there is $660 million available for issuance.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At June 30, 2003, the parent company's other borrowings outstanding was $143.6 million, compared with $77.3 million at June 30, 2002. The increase in other borrowings in 2003 was driven by the issuance of $100.0 million of fixed-rate medium-term notes, which was partially offset by medium-term note maturities of $34.1 million. Old National Bancorp's debt scheduled to mature in the next 12-months is $30.0 million. These debt obligations are expected to be met through current cash balances and dividends from subsidiaries. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. For further information regarding dividend restrictions, see Note 16 of the Notes to Consolidated Financial Statements of the 2002 Annual Report.

At June 30, 2003, Old National has SEC shelf registration for the issuance of $200 million trust preferred securities of which $50 million is available for future issuance.

Results of Operations
Earnings Summary
Old National reported net income of $27.1 million for the quarter ended June 30, 2003 compared to $28.5 million for the same quarter last year. For the six months ended June 30, 2003, net income was $53.3 million, a reduction of 5.4% from the $56.4 million recorded for the same period of last year. On a diluted per share basis, earnings for the three months ended June 30, 2003, were $0.43 compared to $0.44 for the same period of 2002. Year-to-date diluted earnings per share were $0.84 compared to $0.87 for the same period of 2002. Old National's return on average assets for the quarter was 1.12% and return on shareholder's equity of 15.35% for 2003, compared to prior year ratios of 1.24% and 17.31%, respectively.

During the second quarter of 2003, Old National reported securities gains of $20.8 million. These securities gains were recognized to offset deterioration in the net interest margin, impairment in the mortgage servicing rights asset, and the increase in the provision for loan losses. Old National's provision for loan losses totaled $22.5 million for the second quarter of 2003, which was an increase of $13.5 million over the first quarter of 2003.

Although Old National's net income decreased slightly over 2002, noninterest income, excluding the securities gains of $20.8 million described above, reported growth of 39.4% over 2002 year-to-date results. With record levels of mortgage banking activity driven by low interest rates, and non-banking acquisitions in key target markets, Old National's diversification in revenue streams has more than offset the decline in net interest income. Old National will continue to focus on noninterest income revenue streams while carefully managing balance sheet risk positions to ensure that Old National is well positioned for the anticipated turnaround in market conditions. Old National is committed to managing the revenue and expense relationship with an appreciation for both short-term earnings requirements and long-term expectations.

Net Interest Income and Net Interest Margin (taxable equivalent basis)
Net interest income is comprised of interest income and loan-related fees on earning assets less interest expense paid on liabilities. Net interest income is affected by many factors including interest rate fluctuations, accelerated prepayments of mortgage-related assets, composition and maturity of earning assets and interest-bearing liabilities. Net interest income in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would to be comparable to interest subject to income taxes using the federal statutory rate in effect of 35% for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made in the income tax section. The taxable equivalent adjustments to net interest income for the second quarter of 2003 and 2002 were $6.4 million and $6.3 million, respectively. Year-to-date taxable equivalent adjustments for June 2003 and June 2002 were $12.7million and $12.2 million, respectively.

Second quarter net interest income for 2003 was $74.8 million, a 6.0% decrease from the $79.6 million recorded in the same quarter last year. On a year-to-date basis, net interest income amounted to $151.0 million, 5.6% below the $160.0 million during the same period of last year. The net interest margin for the second quarter was 3.35% down 11 basis points from the first quarter of 2003 and down 36 basis points from the 3.71% reported for the same quarter last year. The decrease in net interest margin reflects the continued weakness in loan demand and the related increase in earning assets into lower yielding investment portfolio assets along with the impact of higher levels of nonaccrual loans and the difficulty in lowering effective deposit rates. Old National maintains a constant focus on competitive deposit pricing and overall funding. Old National is continuing to face reinvestment opportunity challenges due to a short duration asset portfolio of loans and investments along with significant cash flows, primarily from the mortgage-related assets. Old National has maintained a relatively neutral net interest rate risk position and would expect that the pressure on the margin will continue until the economic and interest rate environment begins to improve.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to provide an adequate allowance for losses in the loan portfolio. The provision for loan losses was $22.5 million for the second quarter of 2003, a significant increase from the $9.0 million recorded in the first quarter of 2003 and the $7.5 million for the same quarter in 2002. For the first six months of 2003, the provision was $31.5 million compared to $15.0 million for the first six months of 2002. The higher provision in the quarter was driven by the continued weak regional economy and the negative impact this is having on the quality of the loan portfolio, as reflected in the increase in non-performing loans at June 30, 2003. Credit quality continues to be a significant variable in the earnings of the company and management continues to address these challenges aggressively. Refer to the "Asset Quality and Allowance for Loan Losses" section for further discussion of non-performing loans, net charge-offs, and additional items impacting the provision.

Noninterest Income
Noninterest income for the second quarter of 2003 and 2002 was $62.9 million and $31.1 million, respectively. For the six months ended June 30, 2003 and 2002, noninterest income amounted to $105.8 million compared to the $61.6 million, respectively.

During the second quarter of 2003, Old National realized $20.8 million in pre-tax gains on the sales of investment securities in comparison to $1.0 million in the second quarter of 2002. For the first six months of 2003, Old National realized $23.5 million compared to the $2.5 million realized on pre-tax gains on the sales of investment securities for the first six month of 2002. These gains for 2003 were taken to offset the increased provision for loan losses, the deterioration in the net interest margin, and the increase in the impairment reserve for the company's mortgage servicing rights asset. Investment securities transactions are part of the continuing management of the balance sheet to address interest rate and yield curve shifts.

Noninterest income for the second quarter of 2003, excluding gains on sales of securities of $20.8 million as described above, was $42.2 million an increase of 39.7% over the $30.2 million recorded in the second quarter of 2002. For the six months ended June 30, 2003, noninterest income, excluding gains on sales of securities, amounted to $82.4 million compared to the $59.1 million earned for the first six months of 2002, a 39.4% increase.

Old National's continued strategy is to diversify and strengthen its noninterest income-related revenue sources which has been beneficial during this downward turn in net interest income. A major contributor has been the mortgage banking operations, which has continued to generate strong revenue growth as a result of increased refinancing activities that generate various mortgage banking-related fees. A second major contributor to the increase in noninterest income has been the key acquisitions of asset management consulting and insurance agency segments of the operations.

Mortgage banking operations continue to be a major source of noninterest income. Mortgage banking revenues are comprised of mortgage servicing income, mortgage origination fees, gains or losses on the sales of mortgage loans, activity related to the company's mortgage servicing rights asset and changes in the fair value of derivatives related to mortgage banking. These revenues totaled $4.9 million for the second quarter of 2003 compared to $2.7 million for the same period of 2002. For the six months ended June 30, 2003, mortgage-related revenues were $9.3 million compared to $6.1 million for the same period of 2002 an increase of 52.5%. This increase is primarily attributable to increased mortgage origination volumes and sales. Origination dollar volumes increased to $539.8 million for the six months ended June 30, 2003 compared to $375.6 million for the six months ended June 30, 2002. Mortgage banking revenue is net of mortgage servicing rights impairment of $4.4 million year-to-date 2003 as compared to $0.5 million for the same period last year. In addition during the first quarter of 2003, Old National developed and initiated a policy and strategy to begin fair value hedge accounting for the closed loans held for sale warehouse. The primary objective of the hedge program is to minimize the overall risk of impairment loss in the warehouse portfolio due to changes in fair value driven by interest rates. The primary result of the hedge program is that it allows loans held for sale, which are recorded at the lower of cost or market by Old National to be marked to market in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. The transition impact from the hedge program at June 30, 2003, increased mortgage-banking revenue by $406 thousand for the first six months of 2003.

Deposit-related fees and service charges, which include return item and overdraft fees, service charges of checking, cash management fees and other deposit-related fees, were $11.6 million for the second quarter of 2003 compared to $10.2 million for the same period last year. On a year-to-date basis, service charges on deposit accounts amounted to $22.4 million an increase of 14.4% over the $19.6 million earned for the first six months of 2002. The increase in 2003 over 2002 is primarily due to sold growth in transaction accounts and collection initiatives. Continued growth of deposit-related fees is contingent on the volume of customer transactions along with the level of deposits.

ATM fees for the usage of debit or ATM cards relate primarily to the volume of transactions. The net fees earned from ATM transactions amounted to $2.0 million for the second quarter of 2003 compared to $1.7 million for the same period of 2002. Net fees earned year-to-date 2003 were $3.9 million in comparison to $3.2 million for the same period of 2002. The increases are due to the increased number of customer transactions occurring on a monthly basis.

Revenues related to trust, asset management, insurance brokerage and investment and annuity sales totaled $19.5 million during the second quarter of 2003 compared to $11.4 million during the same quarter of 2002. For the six months ended June 30, 2003, revenues totaled $37.8 million an increase of 69.3% over the $22.3 million earned for the first six months of 2002. Contributing to this solid improvement have been key acquisitions in the asset management consulting and insurance agency operations of the company. These acquisitions increased noninterest income $15.2 million year-to date over 2002 results.

Noninterest Expense
Noninterest expense for the second quarter totaled $74.0 million, an increase of $3.8 million over the first quarter of 2003. For the first six months of 2003, noninterest expense was $144.1 million, an increase of $22.3 million over the $121.8 million recorded in the same period last year, an increase of 18.3%.

A major contributor has been the acquisitions of various in both the asset management consulting and insurance agency segments of the operation, which added $6.5 million of expenses for the second quarter of 2003 and $12.3 million for the first six months of 2003. Additional sources of noninterest expense increases can be attributed to Old National's continued investment in technology, product innovations and the expansion of the Indianapolis, Indiana presence. During the second quarter of 2003, Old National completed the opening of two additional branches in this market incurring added expense.

During the second quarter of 2003, Old National announced a further streamlining of management in banking and other operational areas of the company along with the closure of ten underperforming branches. As a result of these initiatives, Old National's second quarter results included additional pre-tax expenses of $1.6 million for severance and other related charges. These actions are expected to result in annualized pre-tax expense reductions of approximately $5.0 million.

Salaries and benefits, together the largest individual component of noninterest expense, totaled $44.1 million for the second quarter of 2003 compared to $34.8 million in the same period of last year. For the first six months of 2003, salaries and benefits amounted to $85.8 million compared to the $71.1 million recorded in the same period of last year, an increase of 20.8%. The 2003 amount includes $9.2 million year-to-date directly related to the acquisitions in the both the asset management consulting and insurance agency segments of the operation. In addition, the 2003 amount includes $1.6 million of charges related to management streamlining and branch closures.

Old National consolidated its mortgage banking activities into a centralized structure during the third quarter 2002. Origination, production and servicing functions previously conducted throughout the company were organized into a single unit and the servicing of mortgages held by Old National and serviced for others has been subcontracted to an outside company. Processing expenses totaled $4.9 million for the second quarter of 2003 compared to the $2.8 million recorded in the second quarter of 2002. For the six months ended June 30,2003, processing expenses were $9.1 million an increase of 57.9% over the $5.7 million recorded in the same period of 2002. The increases are primarily due to the additional costs associated with the servicing subcontractor.

Other noninterest expense, including occupancy, equipment, marketing, communication and transportation, FDIC insurance premiums, professional fees, loan expenses, intangible amortization and other expenses, totaled $49.3 million for the six months ended June 30, 2003 compared to $45.0 million for the same period of 2002, an increase of 9.4% or $4.3 million. Of this increase, $3.0 million is directly related to the acquisitions in the asset management consulting and insurance agency operations of the company.

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, was 22.5% for the second quarter of 2003 compared to 21.7% in same quarter of 2002. Year-to-date, provision for income taxes, as a percentage of pre-tax income, was 22.1% for 2003 compared to 22.4% in 2002. The decreased tax rate is due to an increase of tax-exempt income as a percentage of taxable income.

ITEM 3.
Quantitative and Qualitative Disclosures
About Market Risk

For information regarding Quantitative and Qualitative Disclosures About Market Risk, refer to "Market Risk Management" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section herein.

ITEM 4.
Controls and Procedures

a.  Evaluation of disclosure controls and procedures. Old National's principal executive officer and principal financial officer have concluded that Old National's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. Management, including the principal executive officer and principal financial officer, does not expect that Old National's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that he objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

b.  Changes in internal controls. There have been no significant changes in Old National's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

On May 1, 2003, Old National issued 206,852 shares of common stock in connection with Old National's acquisition of James L. Will Insurance Agency, Inc. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and /or Rule 506 promulgated under the Securities Act of 1933, as amended.

On June 1, 2003, Old National issued 128,046 shares of common stock in connection with Old National's acquisition of Graham and Peat Insurance Agency, Incorporated. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and /or Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

At the April 24, 2003 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders. Election of Directors - The following directors were elected to Class I of the Board of Directors, each to hold office for three years (until the 2006 Annual Meeting) and until his or her successor shall have been duly elected and qualified:
	Vote Counts
	For	Withheld
Class I Directors (term ending 2006)	--------------------	--------------------
Larry E. Dunigan	45,213,163	2,687,599
Douglas D. French	44,516,456	2,986,088
Phelps L. Lambert	44,813,195	2,780,780
Louis L. Mervis	44,649,296	2,782,798
Marjorie Z. Soyugenc	44,789,823	2,841,721

Ratification of the selection of Independent Public Accountants - PricewaterhouseCoopers LLP -
For - 44,721,565 Votes; Against - 721,517 Votes; Abstained - 1,884,398; Broker nonvotes - 1,970,784

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

The exhibits listed in the Exhibit Index at page 35 of this Form 10-Q are filed herewith or are incorporated by reference herein.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2003.

The Registrant filed a current report on Form 8-K dated April 24, 2003. The purpose of this Form 8-K was to report the Registrant's results for the first quarter 2003.
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

Date: August 14, 2003

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

	(h)	Summary of Old National Bancorp's Outside Director Compensation Program.*

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Management contract or compensatory plan or arrangement