Form 10-Q
period 2003-09-30
OLD NATIONAL BANCORP /IN/
filed 2003-11-14
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-15817
-----------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 63,548,000 shares outstanding at October 31, 2003.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Old National Bancorp
Consolidated Balance Sheet
($ and shares in thousands) (Unaudited)	September 30,		December 31,
	2003	2002	2002
	---------------	---------------	---------------
Assets
Cash and due from banks	$172,962	$218,192	$223,007
Money market investments	97,025	21,819	13,219
	---------------	---------------	---------------
Total cash and cash equivalents	269,987	240,011	236,226
Investment securities - available-for-sale, at fair value	2,812,465	2,781,550	3,077,798
Investment securities - held-to-maturity, at amortized cost
(fair value of $214,813 at September 30, 2003)	217,536	-	-
Residential loans held for sale	16,922	129,690	92,598
Loans:
Commercial	1,684,795	1,677,193	1,696,347
Commercial real estate	1,832,500	1,833,134	1,883,303
Residential real estate	934,175	1,123,577	1,043,816
Consumer credit, net of unearned income	1,134,789	1,062,666	1,053,571
	---------------	---------------	---------------
Total loans	5,586,259	5,696,570	5,677,037
Allowance for loan losses	(99,421)	(86,146)	(87,742)
	---------------	---------------	---------------
NET LOANS	5,486,838	5,610,424	5,589,295
	---------------	---------------	---------------
Goodwill	129,479	95,165	110,648
Other intangible assets	42,714	16,164	27,042
Mortgage servicing rights	14,790	10,879	11,367
Other assets	527,017	442,604	467,582
	---------------	---------------	---------------
TOTAL ASSETS	$9,517,748	$9,326,487	$9,612,556
	=========	=========	=========
Liabilities
Deposits:
Noninterest-bearing demand	$756,367	$724,551	$778,429
Interest-bearing:
Savings, NOW and money market	2,582,420	2,288,539	2,429,866
Time deposits	3,058,250	3,288,828	3,230,985
	---------------	---------------	---------------
TOTAL DEPOSITS	6,397,037	6,301,918	6,439,280

Short-term borrowings	653,953	857,074	918,349
Guaranteed preferred beneficial interests in
subordinated debentures	163,207	161,100	163,843
Other borrowings	1,470,937	1,178,044	1,234,014
Accrued expenses and other liabilities	110,845	100,475	116,360
	---------------	---------------	---------------
TOTAL LIABILITIES	8,795,979	8,598,611	8,871,846
	---------------	---------------	---------------
Shareholders' Equity
Common stock, $1 stated value, 150,000 shares authorized	63,629	60,694	63,856
Capital surplus	523,426	460,507	528,379
Retained earnings	125,483	149,904	96,652
Accumulated other comprehensive income, net of tax	9,231	56,771	51,823
	---------------	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	721,769	727,876	740,710
	---------------	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,517,748	$9,326,487	$9,612,556
	=========	=========	=========
The accompanying notes are an integral part of this statement.

Old National Bancorp
Consolidated Statement of Income	Three Months Ended		Nine Months Ended
($ and shares in thousands, except per share data)	September 30,		September 30,
(Unaudited)	2003	2002	2003	2002
	---------------	---------------	---------------	---------------
Interest Income
Loans, including fees:
Taxable	$78,580	$95,909	$245,050	$299,407
Nontaxable	4,314	4,362	12,860	13,139
Investment securities, available-for-sale
Taxable	22,141	28,046	72,336	81,018
Nontaxable	7,496	7,871	23,351	22,490
Investment securities, held-to-maturity, taxable	2,140	-	4,756	-
Money market investments	90	89	219	277
	-----------	-----------	-----------	-----------
TOTAL INTEREST INCOME	114,761	136,277	358,572	416,331
	-----------	-----------	-----------	-----------
Interest Expense
Savings, NOW and money market deposits	4,974	8,193	17,968	23,207
Time deposits	27,685	38,108	89,266	120,224
Short-term borrowings	1,643	3,296	6,225	8,083
Other borrowings	12,987	15,113	39,373	45,439
	-----------	-----------	-----------	-----------
TOTAL INTEREST EXPENSE	47,289	64,710	152,832	196,953
	-----------	-----------	-----------	-----------
NET INTEREST INCOME	67,472	71,567	205,740	219,378
Provision for loan losses	27,500	11,000	59,000	26,000
	-----------	-----------	-----------	-----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,972	60,567	146,740	193,378
	-----------	-----------	-----------	-----------
Noninterest Income
Trust and asset management fees	7,604	7,264	22,687	17,337
Service charges on deposit accounts	11,471	10,792	33,830	30,345
ATM fees	1,831	1,783	5,723	5,003
Mortgage banking revenue	8,039	3,946	17,307	10,023
Insurance premiums and commissions	10,056	3,289	27,371	11,673
Investment product fees	2,633	2,526	7,994	6,376
Bank-owned life insurance	1,689	2,190	5,129	6,028
Net securities gains	75	5,813	23,555	8,335
Gain on branch divestitures	-	12,473	-	12,473
Other income	2,375	2,436	8,010	6,550
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST INCOME	45,773	52,512	151,606	114,143
	-----------	-----------	-----------	-----------
Noninterest Expense
Salaries and employee benefits	43,408	38,683	129,203	109,734
Occupancy	4,684	4,159	13,741	11,837
Equipment	3,735	3,681	11,261	11,342
Marketing	2,829	3,174	8,054	7,581
FDIC insurance premiums	248	284	765	860
Processing	4,975	3,979	14,028	9,713
Communication and transportation	2,953	2,957	8,846	8,908
Professional fees	1,964	2,102	6,831	6,351
Loan expenses	2,177	1,368	5,172	4,513
Other intangible amortization	729	350	1,810	823
Other expenses	7,763	5,992	19,879	16,876
	-----------	-----------	-----------	-----------
TOTAL NONINTEREST EXPENSE	75,465	66,729	219,590	188,538
	-----------	-----------	-----------	-----------
Income before income taxes	10,280	46,350	78,756	118,983
Income tax expense (benefit)	(1,530)	11,521	13,619	27,780
	-----------	-----------	-----------	-----------
Net Income	$11,810	$34,829	$65,137	$91,203
	======	======	======	======
Net income per common share:
Basic	$0.18	$0.55	$1.02	$1.42
Diluted	$0.18	$0.55	$1.02	$1.42
Weighted average number of common shares outstanding:
Basic	63,718	63,901	63,631	64,101
Diluted	63,878	64,075	63,695	64,245
Dividends per common share	$0.19	$0.18	$0.57	$0.50
The accompanying notes are an integral part of this statement.
Old National Bancorp
Consolidated Statement of Cash Flows
($ in thousands) (Unaudited)	Nine Months Ended
	September 30,
	2003	2002
	--------------	--------------
Cash flows from operating activities:
Net income	$65,137	$91,203
	-------------	------------
Adjustments to reconcile net income to cash provided by (used in) operating activities:

Depreciation	9,793	9,245
Amortization of other intangible assets	1,810	823
Net premium amortization on investment securities	10,421	4,591
Provision for loan losses	59,000	26,000
Gain on sales of investment securities	(23,555)	(8,335)
Gain on branch divestitures	-	(12,473)
Gain on sales of assets	(10,545)	(1,320)
Mortgage loans originated for sale	(742,230)	(594,628)
Proceeds from sales of mortgage loans	838,264	494,569
Proceeds from sale of commercial loans	36,851	-
Increase in other assets	(29,769)	(40,657)
Increase (decrease) in accrued expenses and other liabilities	12,856	(14,659)
	------------	------------
Total adjustments	162,896	(136,844)
	------------	------------
Net cash flows provided by (used in) operating activities	228,033	(45,641)
	------------	------------
Cash flows from investing activities:
Cash and cash equivalents of subsidiaries acquired	1,497	-
Purchases of investment securities available-for-sale	(2,014,121)	(1,516,028)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	1,212,310	489,682
Proceeds from sales of investment securities available-for-sale	1,008,711	565,577
Purchases of investment securities held-to-maturity	(237,190)	-
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	19,020	-
Purchases of subsidiary, net of cash acquired	(14,335)	(26,571)
Payments related to branch divestitures	-	(82,160)
Net principal collected from (loans made to) customers:
Commercial	(50,908)	34,890
Mortgage	131,936	278,032
Consumer	(85,505)	(22,582)
Proceeds from sales of premises and equipment	1,079	1,630
Purchases of premises and equipment	(41,191)	(20,139)
	------------	------------
Net cash flows used in investing activities	(68,697)	(297,669)
	------------	------------
Cash flows from financing activities:
Net increase (decrease) in deposits and short-term borrowings:
Noninterest bearing demand deposits	(22,062)	4,862
Savings, NOW and money market deposits	152,554	151,193
Time deposits	(172,735)	(268,364)
Short-term borrowings	(264,396)	254,762
Proceeds from guaranteed preferred beneficial interest in subordinated debentures	-	100,000
Payments for maturities on other borrowings	(137,728)	(123,975)
Proceeds from issuance of other borrowings	381,600	213,278
Cash dividends paid	(36,306)	(32,350)
Common stock repurchased	(32,971)	(18,822)
Common stock reissued under stock option and stock purchase plans	6,469	6,371
	------------	------------
Net cash flows provided by (used in) financing activities	(125,575)	286,955
	------------	------------
Net increase (decrease) in cash and cash equivalents	33,761	(56,355)
Cash and cash equivalents at beginning of period	236,226	296,366
	------------	------------
Cash and cash equivalents at end of period	$269,987	$240,011
	=======	=======
Total interest paid	$156,052	$202,693
Total taxes paid	$22,184	$21,730

The accompanying notes are an integral part of this statement.

Old National Bancorp
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliate entities ("Old National"). All significant intercompany transactions and balances have been eliminated. In addition, certain prior year amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2003 and 2002, and December 31, 2002, and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. Interim results do not necessarily represent annual results.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 was expected to be effective for Old National on July 1, 2003; however, the release of the FASB Staff Position FIN 46-6 deferred the date of FIN 46 implementation until December 31, 2003. The effect is not expected to have a material impact on the results of operations or financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except per share data)	2003 --------------	2002 --------------	2003 -------------	2002 -------------
Net income:

  As reported
  Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects

  Proforma

Basic net income per share:
  As reported
  Proforma
Diluted net income per share:
  As reported
  Proforma

	$11,810 (1,128) ------------- $10,682 ======== $0.18 0.17 0.18 0.17	$34,829 (797) ------------- $34,032 ======== $0.55 0.54 0.55 0.54	$65,137 (3,439) ------------- $61,698 ======== $1.02 0.97 1.02 0.97	$91,203 (2,224) ------------- $88,979 ======== $1.42 1.39 1.42 1.39

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

3.  Acquisition and Divestiture Activity

Old National acquired several companies in the non-bank services segment during 2002 and 2003. All acquisitions were accounted for as purchases in accordance with SFAS No. 141, "Business Combinations."
($ in thousands)		Purchase Price
Entity Acquired	Date	Shares Issued	Stock Value	Cash Paid	Total	Goodwill	Other Intangibles
Insurance and Risk Management	08/01/2003	590,411	$13,739	$16,206	$29,945	$14,213	$12,376
Graham and Peat Insurance Agency	06/01/2003	131,992	3,028	73	3,101	2,058	1,797
James L. Will Insurance Agency	05/01/2003	206,852	4,555	92	4,647	2,634	2,667
Terrill Group, Inc.	12/01/2002	656,180	15,373	4,951	20,324	15,383	11,229
Fund Evaluation Group, Inc.	07/01/2002	-	-	26,838	26,838	12,668	11,800	(1)

(1) Includes an indefinite-lived intangible asset of $2,800.

Intangible assets related to customer business relationships from these purchases are being amortized over 4 to 40 years. Unaudited financial statements of aggregate companies acquired during 2003 showed assets of $12.2 million on the acquisition dates, revenues from the beginning of the year to acquisition dates were $10.9 million, and net income from the beginning of the year to acquisition dates was $1.5 million. Unaudited financial statements of aggregate companies acquired during 2002 showed assets of $12.5 million on the acquisition dates, revenues from the beginning of the year to acquisition dates were $19.9 million, and net income from the beginning of the year to acquisition dates was $0.6 million. Contingent payments are often made as a result of these acquisitions. These payments, which are not deemed to be material, result in a change to the purchase price and goodwill.

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

Earnings Per Share Reconciliation
($ and shares in thousands except per share data)
	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Income --------------	Share ----------------	Per Share Amount -------------	Income --------------	Shares -------------	Per Share Amount --------------

Basic EPS
Net income from operations available to common stockholders	$11,810	63,718	$0.18	$34,829	63,901	$0.55
			====			====
Effect of dilutive securities: Stock options	--	160		--	174
	----------	----------		----------	----------
Diluted EPS
Net income from operations available to common stockholders plus assumed conversions	$11,810	63,878	$0.18	$34,829	64,075	$0.55
	======	======	====	======	======	====

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Income --------------	Share ----------------	Per Share Amount -------------	Income --------------	Shares -------------	Per Share Amount --------------

Basic EPS
Net income from operations available to common stockholders	$65,137	63,631	$1.02	$91,203	64,101	$1.42
			====			====
Effect of dilutive securities: Stock options	--	64		--	144
	----------	----------		----------	----------
Diluted EPS
Net income from operations available to common stockholders plus assumed conversions	$65,137	63,695	$1.02	$91,203	64,245	$1.42
	======	======	====	======	======	====

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

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of September 30, 2003 and 2002.

($ in thousands)
2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale
U.S. Treasury	$13,039	$155	$-	$13,194
U.S. Government agencies and corporations	614,385	2,547	(14,230)	602,702
Mortgage-backed securities	1,438,562	13,172	(24,790)	1,426,944
States and political subdivisions	619,549	34,282	(375)	653,456
Other securities	112,943	3,264	(38)	116,169
	-------------	-------------	-------------	-------------
Total available-for-sale securities	$2,798,478	$53,420	$(39,433)	$2,812,465
	========	========	========	========
Held-to-maturity
Mortgage-backed securities	$217,536	$-	$(2,723)	$214,813
	========	========	========	========
2002
Available-for-sale
U.S. Treasury	$5,129	$254	$-	$5,383
U.S. Government agencies and corporations	459,333	12,973	-	472,306
Mortgage-backed securities	1,434,560	38,231	(215)	1,472,576
States and political subdivisions	669,917	40,283	(137)	710,063
Other securities	117,855	3,454	(87)	121,222
	-------------	-------------	-------------	-------------
Total available-for-sale securities	$2,686,794	$95,195	$(439)	$2,781,550
	========	========	========	========

Proceeds from sales of investment securities available-for-sale were $1.009 billion and $565.6 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, realized gains were $24.0 million and realized losses were $0.4 million. For the nine months ended September 30, 2002, realized gains were $8.6 million and realized losses were $0.3 million. At September 30, investment securities were pledged to secure public and other funds with a carrying value of $1.794 billion in 2003 and $1.225 billion in 2002.

The amortized cost and fair value of the investment securities portfolio at September 30, 2003 and 2002 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)	September 30, 2003		September 30, 2002
Maturity of available-for-sale securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year One to five years Five to ten years Beyond ten years Total Maturity of held-to-maturity securities One to five years Five to ten years Total	$138,440 1,400,501 844,023 415,514 ------------- $2,798,478 ======== $170,015 47,521 ------------- $217,536 ========	$139,675 1,407,299 832,529 432,962 ------------- $2,812,465 ======== $167,413 47,400 ------------- $214,813 ========	$320,311 1,668,258 304,829 393,396 ------------- $2,686,794 ======== $- - ------------- $- ========	$325,157 1,717,827 323,265 415,301 ------------- $2,781,550 ======== $- - ------------- $- ========

6. Loans Held For Sale

Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Old National's residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The loans' carrying basis reflects the effects of the SFAS No. 133 adjustments. At September 30, 2003 and 2002, Old National had mortgage loans held for sale of $16.9 million and $129.7 million, respectively. As of September 30, 2003, ineffectiveness was immaterial.

During the third quarter of 2003, residential mortgage loans of $3.4 million and commercial loans of $48.2 million were transferred to loans held for sale. As a result of these transfers, write-downs of $1.2 million and $11.3 million, respectively, were recorded against the allowance for loan losses. These loans, which were classified as nonaccrual, were sold in the third quarter for $2.2 million and $36.9 million, respectively, net of expenses incurred with the sale. In addition, during the second quarter of 2003, residential mortgage loans of $11.1 million were transferred to loans held for sale. As a result of this transfer, a write-down of $2.2 million was recorded against the allowance for loan losses. These loans, which were classified as nonaccrual, were sold in the second quarter for $8.9 million, net of expenses incurred with the sale.

7. Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 was as follows:

($ in thousands)	Nine Months Ended September 30,
	2003 ----------------	2002 ---------------
Balance, January 1	$87,742	$74,241
Additions: Provision charged to expense Deductions: Write-downs from loans transferred to held for sale Loans charged-off Recoveries Net charge-offs Balance, September 30	59,000 14,744 39,414 (6,837) ---------------- 47,321 ---------------- $99,421 ==========	26,000 - 19,932 (5,837) ---------------- 14,095 ---------------- $86,146 ==========

The following is a summary of loans deemed by management to be impaired in accordance with accounting requirements:

September 30,
($ in thousands)	2003 ---------------	2002 ---------------
Impaired loans without a valuation allowance Impaired loans with a valuation allowance Total impaired loans Valuation allowance related to impaired loans	$40,797 58,028 --------------- $98,825 ========= $20,614 =========	$30,121 247,305 --------------- $277,426 ========= $64,152 =========

For the period ended September 30, 2003, the average balance of impaired loans was $235.5 million for which no interest was recorded. For the period ended September 30, 2002, the average balance of impaired loans was $246.0 million for which $14.6 million of interest was recorded. During the third quarter of 2003, Old National revised its interpretation of impaired loans to include only commercial and commercial real estate nonaccrual loans, which is in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15." Previous to this change, Old National's interpretation of impaired loans was to include all problem credits with a potential collateral deficiency in the event of default. Had Old National made the interpretation to include only commercial and commercial real estate nonaccrual loans in the prior year, impaired loans would have totaled $47.4 million rather than $277.4 million as reported at September 30,2002. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.

8.  Goodwill and Other Intangible Assets

At September 30, 2003 and 2002, Old National had goodwill in the amount of $129.5 million and $95.2 million, respectively. Old National performs impairment testing of goodwill annually. The changes in the carrying amount of goodwill by segment for the nine-month period ended September 30, 2003, are as follows:
($ in thousands)	Community	Non-bank
	Banking	Services	Total
Balance as of January 1, 2003	$70,944	$39,704	$110,648
Goodwill acquired during the year	-	18,905	18,905
Adjustments to goodwill acquired in prior year		(74)	(74)
	----------------	----------------	----------------
Balance as of September 30, 2003	$70,944	$58,535	$129,479
	=========	=========	=========

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At September 30, 2003, Old National had $42.7 million in unamortized identifiable intangible assets, which included $2.8 million of indefinite-lived assets. At September 30, 2002, unamortized identifiable intangible assets were $16.2 million, which included $2.8 million of indefinite-lived assets.

The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of September 30, 2003 and 2002.
September 30, 2003 -------------------------------------------------------------------------

($ in thousands)

Amortized intangible assets:
   Core deposit
   Customer business relationships
   Non-compete agreements
   Technology

      Total amortized intangible assets

Unamortized intangible assets:
   Trade name

      Total unamortized intangible assets

Gross Carrying Amount ------------------- $5,574 36,676 1,100 1,300 ----------------- $44,650 ========== $2,800 ----------------- $2,800 ==========	Accumulated Amortization ------------------- $(2,890) (1,421) (69) (356) ----------------- $(4,736) ==========	Net Carrying Amount ------------------- $2,684 35,255 1,031 944 ----------------- $39,914 ==========

September 30, 2002 -------------------------------------------------------------------------

($ in thousands)

Amortized intangible assets:
   Core deposits
   Customer business relationships
   Non-compete agreements
   Technology

     Total amortized intangible assets

Unamortized intangible assets:
   Trade name

     Total unamortized intangible assets

Gross Carrying Amount ------------------ $5,574 7,964 1,100 1,300 ----------------- $15,938 ========== $2,800 ----------------- $2,800 ==========	Accumulated Amortization ------------------ $(2,214) (275) (14) (71) ----------------- $(2,574) ==========	Net Carrying Amount ------------------ $3,360 7,689 1,086 1,229 ----------------- $13,364 ==========

Total amortization expense associated with intangible assets in the third quarter of 2003 and 2002 was $729 thousand and $350 thousand, respectively. Year-to-date amortization expense as of September 30, 2003 and 2002 was $1,810 thousand and $823 thousand, respectively. Below is the estimated amortization expense for the future years:

For the years ended:
($ in thousands)

2004 2005 2006 2007 2008	$3,175 3,065 2,849 2,386 2,213

9.  Mortgage Servicing Rights

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

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others at September 30 was $1.706 billion in 2003 and $1.372 billion in 2002.

Impairment of the mortgage servicing rights exists if the book value of the mortgage servicing rights exceeds its estimated fair value. Adjustments to value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable. For purposes of determining impairment, mortgage servicing rights are stratified based on one or more of the predominant risk characteristics of the underlying mortgage loans. Old National utilizes the risk characteristic of interest rate for this purpose.

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

At September 30, 2003, Old National's key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 305 PSA and a discount rate of 8.5%. The fair value of capitalized mortgage servicing rights, net of valuation allowance, at September 30 was $14.8 million in 2003 and $10.9 million in 2002.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance:
($ in thousands)	Nine Months Ended September 30,
	2003	2002

Mortgage servicing rights:
   Balance before valuation allowance at beginning of year
   Rights capitalized
   Amortization
   Impairment

Balance before valuation allowance at end of period

Valuation allowance:
   Balance at beginning of year
   Additions to valuation allowance
   Reductions to valuation allowance

Balance at end of period

Mortgage servicing rights, net

	$13,424 7,485 (4,749) - ------------- $16,160 ------------- $(2,056) (5,749) 6,435 -------------- $(1,370) -------------- $14,790 =========	$8,820 5,969 (2,178) (609) ------------- $12,002 ------------- $- (1,123) - -------------- $(1,123) -------------- $10,879 =========

10.  Guaranteed Preferred Beneficial Interests in Subordinated Debentures

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

Old National utilizes fair value hedge interest rate swaps to convert the interest rates on the trust preferred securities from fixed to variable, which ranged from 2.34% to 3.71% at September 30, 2003. The fair value of the swaps was $13.2 million at September 30, 2003 and $11.1 million at September 30, 2002, and is included in the guaranteed preferred beneficial interests in subordinated debentures on the balance sheet. Refer to the "Derivative Financial Instruments" for further information regarding these derivatives.

11.  Borrowings

    Other borrowings consisted of the following:
September 30,
($ in thousands)	2003 -------------	2002 -------------

Old National Bancorp:
   Medium-term notes, Series A
   Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) - maturities
     July 2004 to June 2008
   SFAS 133 hedge and other basis adjustments
Old National Bank:
   Securities sold under agreements to repurchase (variable rates 0.61% to
     2.36%) - maturities March 2006 to May 2008
   Federal Home Loan Bank advances (fixed rates 3.59% to 8.34% and variable rates 1.91% to 3.06%) - maturities October 2003 to October 2022
   Senior unsecured bank notes (fixed rate 3.95% and variable rates 1.14% to
     1.43%) - maturities June 2004 to February 2008
   Subordinated bank notes (fixed rate 6.75%) - maturing October 2011
   SFAS 133 hedge and other basis adjustments

       Total other borrowings

	$- 113,200 (1,559) 198,000 812,428 190,000 150,000 8,868 --------------- $1,470,937 ==========	$5,000 53,200 - 83,000 817,184 60,000 150,000 9,660 ----------------- $1,178,044 ==========

Federal Home Loan Bank advances had weighted average rates of 5.39% and 5.46% at September 30, 2003 and 2002, respectively. These borrowings are secured by investment securities and mortgage loans up to 150% of outstanding debt.

Subordinated bank notes qualify as Tier II Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

The contractual maturities of long-term debt as of September 30, 2003 are as follows:
($ in thousands)

Year of Maturity	Other Borrowings	Guaranteed Preferred Beneficial Interest in Subordinated Debentures	Total
Due in 2003	$47,000	$ -	$47,000
Due in 2004	256,700	-	256,700
Due in 2005	195,053	-	195,053
Due in 2006	252,408	-	252,408
Due in 2007	110,000	-	110,000
Thereafter	602,467	150,000	752,467
SFAS 133 Hedge and Other Basis Adjustment	7,309	13,207	20,516
	-------------	------------	--------------
Total	$1,470,937	$163,207	$1,634,144
	========	========	========

12.  Derivative Financial Instruments

Old National designates its derivatives based upon criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Old National primarily uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges and adjust the interest rate sensitivity of specific assets and liabilities. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The change in fair value of the derivative and hedged item (related to the hedged risk) along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the gain or loss would be reported in earnings immediately. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability.

At September 30, 2003 and 2002, Old National had fair value hedge interest rate swaps with a notional value of $1.101 billion and $535.0 million, respectively. The fair value of the swaps was $15.4 million as of September 30, 2003 and $25.2 million as of September 30, 2002. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.00% to 9.50%. The contracts terminate in or before April 2032. The fair value hedge interest rate swaps meet all criteria required to qualify for shortcut method accounting, therefore, no ineffectiveness was recognized and therefore no income statement impact was recorded as of September 30, 2003.

At September 30, 2003, Old National had cash flow hedges with a total notional value of $150.0 million. Old National pays the counterparty a variable rate based on prime and receives a fixed rate ranging from 5.36% to 6.15%. The contracts terminate in or before September 2007. The fair value of the cash flow hedges at September 30, 2003, was $2.3 million as a component of accumulated other comprehensive income (loss). Upon termination of the derivative, the gain or loss will be reclassified into earnings as a yield adjustment. As of September 30, 2003, ineffectiveness was immaterial.

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

In accordance with SFAS No. 149, loan commitments that relate to the origination of mortgage loan commitments with customers that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. At September 30, 2003, Old National has a notional value of $44.7 million with a fair value of $821 thousand.

Old National uses derivatives, primarily mortgage-backed whole loan cash forward sale agreements, to hedge exposure to changes in interest rates in its mortgage loan origination and sale activity. The notional value of these forward sale agreements at September 30, 2003, was $49.0 million with a fair value of negative $812 thousand. In addition, beginning in February 2003, Old National began fair value hedge accounting for the closed loans held for sale warehouse. The notional value at September 30, 2003, of the closed loans held for sale warehouse was $16.8 million with a fair value of $142 thousand. As of September 30, 2003, no ineffectiveness was recognized, therefore no income statement impact was recorded as a result of these mortgage-banking derivatives.

In 2003, Old National began entering into various derivative contracts with its customers, which include interest rate swaps and caps. Old National hedges the exposure of these derivatives by entering into an offsetting third-party contract with reputable counterparties with matching terms. These derivative contracts are not linked to specific assets and liabilities in the balance sheet or to a forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. Contracts are carried at fair value with changes recorded as a component of other noninterest income. At September 30, 2003, the notional amount of contracts with customers was $46.8 million with a fair value of $161 thousand. Contracts with counterparties also had a notional amount of $46.8 million with a fair value of negative $161 thousand.

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Old National minimizes its credit risk by monitoring the credit standing of the counterparties and anticipates that the counterparties will be able to fully satisfy their obligation under the agreements. In addition, Old National obtains collateral up to certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing.

13. Income Taxes

Following is a summary of the major items comprising the differences in taxes computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months and nine months ended September 30, 2003 and 2002:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 --------------	2002 -----------	2003 -------------	2002 ------------
Provision at statutory rate Tax-exempt income State income taxes Other, net	35.0 (45.0) (7.3) 2.4%	35.0 (10.6) 1.9 (1.4)%	35.0 (18.1) 0.7 (0.3)%	35.0 (11.8) 1.0 (0.9)%
	-------------	------------	-------------	------------
Effective tax rate	(14.9)%	24.9%	17.3%	23.3%
	=========	========	========	========

For the three and nine months ended September 30, 2003, the effective tax rate was significantly lower than for the three and nine months ended September 30, 2002. The main factor for the significant decrease on the effective tax rate is the tax-exempt income as a percentage of total income. The reduction in total income was due to the provision for loan losses, which increased from September 30, 2003 over September 30, 2002 by $16.5 million for the three months ended and $33.0 million for the nine months ended.

14.  Comprehensive Income
Three Months Ended September 30,		Nine Months Ended September 30,

2003 --------------	2002 ------------	2003 ---------------	2002 --------------
($ in thousands)
Net income Unrealized gains (losses) on securities: Unrealized holding gains (losses) arising during period, net of tax	$11,810 (45,842)	$34,829 22,955	$65,137 (27,808)	$91,203 47,192
Less: reclassification adjustment for securities gains realized in net income, net of tax	(46)	(3,545)	(15,705)	(5,084)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax	(208)	-	790	-
Less: reclassification adjustment on cash flow hedge, net of tax	43 ------------	43 ------------	131 -------------	131 -------------
Net unrealized gains (losses)	(46,053) -------------	19,453 -------------	(42,592) ------------	42,239 -------------
Comprehensive income (loss)	$(34,243) ========	$54,282 ========	$22,545 ========	$133,442 ========

15.  Segment Data

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

In order to measure performance for each segment, Old National allocates capital, corporate overhead and income tax provision to each segment. Capital and corporate overhead are allocated to each segment using various methodologies, which are subject to periodic management changes. Income taxes are allocated using the effective tax rate. Also, to provide a basis for employee incentives, revenues and expenses related to the non-bank services segment are allocated to the community banking segment and reflected in both the community banking segment and the non-bank services segment. This allocation of revenue and expense is eliminated in the "Other" column. The "Other" column for 2002 also includes noninterest income of $12.5 million pre-tax gain and segment profit of $8.3 million after-tax gain related to the branch divestitures. Intersegment sales and transfers are not significant.

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

Summarized financial information concerning segments is shown in the following table:
($ in thousands)	Community Banking ---------------	Non-bank Services ---------------	Treasury -------------	Other -----------	Total -------------
Nine months ended September 30, 2003 ---------------------------------------------
Net interest income (loss)	$216,839	$(120)	$(14,781)	$3,802	$205,740
Provision for loan losses	59,000	-	-	-	59,000
Noninterest income	97,556	54,019	28,827	(28,796)	151,606
Noninterest expense	194,273	49,622	689	(24,994)	219,590
Income tax expense (benefit)	15,806	1,424	(3,611)	-	13,619
Segment profit	45,316	2,853	16,968	-	65,137

Total assets	$5,796,570	$133,301	$3,474,004	$113,873	$9,517,748

	Community Banking ---------------	Non-bank Services ---------------	Treasury -------------	Other -----------	Total -------------
Nine months ended September 30, 2002 ---------------------------------------------
Net interest income (loss)	$223,622	$850	$(6,450)	$1,356	$219,378
Provision for loan losses	26,000	-	-	-	26,000
Noninterest income	82,131	35,400	14,585	(17,973)	114,143
Noninterest expense	182,367	33,446	1,815	(29,090)	188,538
Income tax expense (benefit)	28,252	946	(5,609)	4,191	27,780
Segment profit	69,134	1,858	11,929	8,282	91,203

Total assets	$6,153,937	$55,598	$3,026,722	$90,230	$9,326,487

16.  Stock Options

On January 31, 2003, Old National granted 2.5 million stock options to key employees at an option price of $22.80, the closing price of Old National's stock on that date. On January 22, 2002, Old National granted 1.9 million stock options to key employees at an option price of $22.70, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Under the 1999 Equity Incentive Plan, Old National was given the authority to grant 6.9 million shares of common stock of which 6.2 million have been granted as of September 30, 2003. Options have been accounted for in accordance with APB Opinion No. 25 and related Interpretations. Accordingly, no compensation costs have been recognized.

17. Outside Director Stock Compensation Program

During the second quarter of 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 150,000 shares of common stock is available for issuance under this program. As of September 30, 2003, Old National had issued 3,165 shares under this program.

18.  Financial Guarantees

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

Old National also enters into forward contracts for the future delivery of conforming residential mortgage loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contacts are considered derivative instruments accounted for under SFAS No. 133. See additional information in footnote 12 of the notes to the consolidated financial statements.

19. Commitments and Contingent Liabilities

In the normal course of business, various legal actions and proceedings are pending against Old National and its affiliates which are incidental to the business in which they are engaged.

Among these are several lawsuits relating to activities during 1995 of First National Bank & Trust Company, Carbondale, Illinois, ("First National"), which was purchased by Old National in 1999. These lawsuits include one class action brought by alleged third-party creditors of structured settlement trusts. The lawsuits are pending against Old National Bank, as successor to First National, and allege actual damages totaling approximately $31 million, as well as unspecified punitive damages, and other damages and attorneys' fees. The cases are pending against Old National Bank in the City of St. Louis, Missouri; St. Clair County, Madison County and Cook County, Illinois; and U.S. Federal District Court in Southern Illinois.

While it is impossible to predict with certainty the actual outcome of these actions, they are pending in jurisdictions that have permitted damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon this and other information, including evaluations by outside counsel, management is of the opinion that, it is probable a negative resolution of one or more of the actions may result. However, Old National is unable to determine the range of damages, if any, that could result. It is possible that a damage award could materially affect Old National's results of operations. Any loss or settlement relating to the actions would not be covered by Old National's insurance. Old National is vigorously defending all of these actions.

At September 30, 2003, Old National had credit extensions of $75.7 million with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's customers. At September 30, 2003, the unsecured portion was $37.0 million and the secured portion was $38.7 million.

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

The following Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is presented to provide information concerning the financial condition of Old National as of September 30, 2003, as compared to September 30, 2002 and December 31, 2002, and the results of operations for the three months and nine months ended September 30, 2003 and 2002.

Forward-Looking Statements
This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expressions such as "expects," "intends," "believes," "anticipates," and "should," which are statements of belief as to the expected outcomes of future events. Internal and external factors that might cause such a difference include, but are not limited to, market, economic, operational, liquidity, credit and interest rate risks associated with Old National's business, competition, government legislation and policies, ability of Old National to execute its business plan, softening in the economy which could materially impact credit quality trends and the ability to generate loans, and other matters discussed in this management's discussion and analysis. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Actual results could materially differ from those presented.

Company Profile
Old National, a $9.5 billion financial holding company headquartered in Evansville, Indiana, employs more than 3,000 professionals who advise, design, and facilitate financial solutions to help clients reach their goals. Founded in 1834, Old National has grown to include client-focused financial services operations in Indiana, Illinois, Ohio, Kentucky, Tennessee, and Missouri.

Beginning in 2002, Old National identified four components of growth. Old National's five-year plan recognizes the strengths of each of the four components and sets expectations for their contributions to Old National's growth:

    In Old National's traditional banking markets, growth will come primarily from adding products and services. Those markets continue to account for a high proportion of Old National's revenue opportunities, but are short of growth expectations for the company overall.
    Old National Signature Group, also referred to as the non-bank services segment is responsible for fee-based services such as insurance, investment, trust, asset management, financial planning and similar services, and provides a substantial component of expected future growth.
    Mortgage lending is a traditional offering at Old National banking centers. By aligning these mortgage initiatives more closely and focusing a management team on them, Old National has improved efficiencies, added new products, and increased revenue. In addition, Old National plans to use stand-alone mortgage offices to help gain entry into new markets.
    Old National is continuing to add to its presence in Indianapolis, Louisville, and St. Louis, where it anticipates opportunities to attract high-value clients to Old National's strong service emphasis.

During the third quarter of 2003, Old National determined that in order to achieve the four components of the growth strategy described above it must accelerate certain aspects and address structural issues to improve growth and financial performance. Old National identified the following three near-term priorities:

    Old National is improving credit approval disciplines and will endeavor to continue to focus on the reduction of non-performing loans in the portfolio. Old National has restructured commercial lending processes, particularly underwriting practices and credit analysis.
    Old National will accelerate entry into the larger metropolitan markets and expand this metropolitan strategy beyond the previously identified opportunities.
    Old National will focus on improving efficiency and optimizing profits in its core franchise through an intense company-wide review of revenue and expense opportunities.

Critical Accounting Policies and Estimates
The Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures found elsewhere in this Form 10-Q, are based upon Old National's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the mortgage servicing assets and the valuation of goodwill and intangibles. Actual results could differ from those estimates.

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
    Goodwill and Intangibles. Effective January 1, 2002, Old National adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets" discontinued amortization of goodwill and indefinite-lived assets. Intangible assets with a determinable useful life continue to be amortized over that period.

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

Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuations of mortgage servicing assets and the valuation of goodwill and intangibles are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions, and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as net income. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed the company's disclosures relating to them in this MD&A.

Non-GAAP Financial Measures
In January 2003, the United States Securities and Exchange Commission ("SEC") issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures." A non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position, or cash flow that excludes (includes) amounts or adjustments that are included (excluded) in the most directly comparable measure calculated in accordance with generally accepted accounting principles ("GAAP"). Regulation G requires companies that present non-GAAP financial measures to disclose a numerical reconciliation to the most directly comparable measurement using GAAP as well as the reason why the non-GAAP measure is an important measure. Management does not believe it has used any non-GAAP financial measures in this Quarterly Report on Form 10-Q.

Acquisition and Divestiture Activity
During 2003 and 2002, Old National acquired various financial services companies. These acquisitions were accounted for as purchases in accordance with SFAS No. 141, "Business Combinations." These key acquisitions in the asset management consulting and insurance agency operations enhanced the growth of the Old National Signature Group and expanded Old National into its targeted Metro markets.

During the third quarter of 2002, Old National finalized the sales of eight branches in markets no longer considered consistent with the company's strategy resulting in a pre-tax gain totaling $12.5 million. The after-tax gain on the sales totaled $8.3 million.

Financial Condition
Earning Assets
Old National's earning assets are comprised of loans, investment securities, money market investments and residential loans held for sale. Earning assets were $8.730 billion at September 30, 2003, which is a decrease of 2.0% from December 31, 2002 and an increase of 1.2% from September 30, 2002. While earning assets remain relatively flat, the mix of these assets continues to change. Investment securities decreased slightly from December 2002, however, the balances increased from September 2002. The increase in investment securities during the earlier period was a temporary source of earning assets. During the third quarter of 2003, Old National began reducing its investment portfolio due to fewer attractive investment opportunities given the company's need to reduce its sensitivity to rising interest rates. Total loans remained relatively flat, however residential real estate loans continue to decline, reflecting Old National's strategy of selling the majority of residential real estate loans in the secondary market. This decrease combined with continued weakness in commercial loan growth was partially offset by an increase in consumer loans. Also contributing to the decline in commercial loan growth was the impact of the sales of non-performing loans during the third quarter of 2003. Residential loans held for sale showed a decrease from December 31, 2002, and a decrease from September 30, 2002, due to timing of movement of originations and loan sales in the residential loans held for sale warehouse. Old National does not expect to see strong growth in earning assets in the near future. As the economic environment improves and commercial and consumer loan demand begins to increase, Old National will use cash flow from maturing investment securities to fund new loans.

Investment Securities
Old National has classified all investment securities as available-for-sale or held-to-maturity on the date of purchase. The majority of Old National's investment securities are classified as available-for-sale, which gives management the flexibility to manage the investment portfolio as needed based on changing market conditions and funding requirements. Old National was increasing its investment portfolio over recent quarters to offset the impact of declining residential real estate and the minimal growth of commercial and consumer loans. However during the third quarter of 2003, Old National began decreasing the level of investment securities due to fewer attractive investment opportunities. As investments matured, Old National used the cash flows to reduce the level of borrowed funds. Also during 2003, Old National added primarily adjustable rate and 10 to 20 year fixed rate mortgage pass through securities and fixed rate federal agency debentures. These securities plus transactions in other financial instruments like interest rate swaps helped protect the company's net interest margin as interest rates fell and certain assets, like residential and commercial real estate loans, were refinanced in 2003.

Investment securities represented 34.7% of earning assets as of September 30, 2003 as compared to 34.7% and 32.2% at December 31, 2002 and September 30, 2002, respectively. At September 30, 2003, the investment securities portfolio was $3.030 billion compared to $3.078 billion and $2.782 billion at December 31, 2002 and September 30, 2002, respectively, which is a decrease of 2.1% since December 31, 2002 and increase of 8.9% since September 30, 2002.

Although possible, it is unlikely that the company will increase its investment portfolio as a percentage of total assets from the level at September 2003. It is more likely that the company's investment portfolio as a percentage of total assets will continue to decline as the company expects economic growth to begin to accelerate and the opportunities to make additional consumer and commercial loans increase. Old National will use cash flows from investment portfolio maturities and prepayments to fund new loan opportunities.

During the first quarter of 2003, Old National added securities to its held-to-maturity investment portfolio. At September 30, 2003, Old National had amortized cost of $217.5 million in its held-to-maturity portfolio. These securities are 15 and 20 year fixed rate mortgage pass through securities that Old National will hold until they mature or prepay. Because these securities are among the longest duration securities in the company's investment portfolio, they are the most sensitive to declines in market values in the event of increased market interest rates.

At September 30, 2003, the investment securities available-for-sale portfolio had net unrealized gains of $14.0 million. This compares to net unrealized gain of $86.2 million and $94.8 million at December 31, 2002 and September 30, 2002, respectively. The decrease is a result of increased market interest rates and a decrease in the balance of investment securities available-for-sale during the third quarter of 2003. These unrealized gains are reported as a component of shareholder's equity, net of the related deferred tax effect.

Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National and represent 53.3% of earning assets at September 30, 2003, which is a slight increase from 52.3% and 53.0% at December 31, 2002 and September 30, 2002, respectively, despite the sales of $48.2 million of non-performing commercial loans as described in the paragraph below. Commercial and consumer loans were $4.652 billion at September 30, 2003, which has increased by 0.5% and 1.7% since December 31, 2002, and September 30, 2002, respectively. Old National has been affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which has resulted in minimal growth of commercial and consumer loans and tighter credit underwriting standards. Old National anticipates that when the economy in Old National's principal markets begins to turnaround, commercial and consumer loans will begin to show higher levels of growth.

Commercial loans have decreased 0.9% since December 31, 2002, and slightly increased from September 30, 2002. Commercial real estate loans showed a decrease of 3.6% since December 31, 2002, however remained relatively flat since September 30, 2002. During the third quarter of 2003, Old National sold $48.2 million of non-performing commercial loans, which contributed to the change in commercial and commercial real estate loans, at a net value of $36.9 million. The write-down on the sale of $11.3 million was recorded against the allowance for loan losses. Consumer loans have increased 10.3% since December 31, 2002, and 6.8% over prior year, primarily due to a renewed focus on home equity lending.

Residential Real Estate Loans
Old National continues to sell the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Old National retains the loan servicing to maintain customer relationships and generate noninterest income and fees. By using this strategy, Old National is able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National continues to provide financing to its customers with the majority of the new or refinanced loans being sold into the secondary market with servicing retained. Old National sells the majority of the mortgage loans without recourse, currently having less than 1% of loans sold with recourse. During 2003, Old National developed additional mortgage products that fit within the company's interest rate risk profile that will be retained on the consolidated balance sheet. As a result of this strategy, Old National would expect to see a stabilization of residential loans on the consolidated balance sheet.

In the continuing low interest rate environment and the related boom in refinancing, residential real estate loans continue to liquidate at extraordinary levels. As of September 30, 2003, residential real estate loans represented 10.7% of earning assets as compared to 11.8% and 13.0% as of December 31, 2002, and September 30, 2002. At September 30, 2003, residential real estate loans were $934.2 million, which is a decrease of $109.6 million or 14.0% from December 31, 2002, and a decrease of $189.4 million or 16.9% from September 30, 2002.

Two additional factors in the decrease of residential real estate loans are the sales of delinquent loans in the third and second quarters of 2003. These sales were to improve credit quality and reduce the level of non-performing loans and are not a part of Old National's ongoing strategy. Delinquent residential mortgage loans of $3.4 million and $11.1 million, respectively, were sold to independent investors, at a net value of $2.2 million and $8.9 million, respectively. Write-downs of $1.2 million and $2.2 million, respectively, were recorded against the allowance for loan losses.

Asset Quality and Allowance for Loan Losses
At September 30, 2003, total under-performing assets (defined as loans 90 days or more past due, nonaccrual, restructured loans and foreclosed properties) increased to $131.4 million from $117.7 million as of December 31, 2002. As of these dates, under-performing assets in total were 2.34% and 2.04%, respectively, of total loans, including residential loans held for sale, and foreclosed properties.

The table below shows the various components of under-performing assets.
($ in thousands)	September 30, 2003 ----------------	December 31, 2002 ----------------

Nonaccrual loans	$110,165	$100,287
Restructured loans	-	-
	----------------	----------------
Total non-performing loans	110,165 ----------------	100,287 ----------------
Other real estate owned	9,138	6,740
Repossessed personal property	671 ---------------	1,176 ---------------
Total foreclosed properties	9,809 ---------------	7,916 ---------------
Total non-performing assets	119,974	108,203
Past due 90 days or more, still accruing	11,406 ---------------	9,516 ---------------
Total under-performing assets	$131,380 =========	$117,719 =========
Classified loans (includes non-performing loans, past due 90 days and other problem loans) Criticized loans Total criticized and classified loans	$384,997 223,161 --------------- $608,158 =========	$455,723 257,059 --------------- $712,782 =========
Ratios:

Non-performing loans as a % of total loans,
   including loans held for sale
Under-performing assets as a % of total loans,
   including loans held for sale, and foreclosed properties
Under-performing assets as a % of total assets

	1.97% 2.34% 1.38%	1.74% 2.04% 1.22%

Nonaccrual loans increased $9.9 million since December 31, 2002 to $110.2 million. This increase is a significant contributor to the higher ratio of under-performing assets to total loans and foreclosed properties. Non-performing loans as a percentage of total loans, including residential loans held for sale was 1.97% at September 30, 2003, compared to 1.74% at December 31, 2002. In a review of industry standards during 2003 and in discussions with regulators, the company strengthened its internal policies in regards to nonaccrual loans. At June 30, 2003, nonaccrual loans were $146.4 million, after Old National sold $11.1 million of non-performing loans during this second quarter of 2003. In order to reduce its level of nonaccrual loans further, Old National sold $51.6 million of non-performing loans during third quarter of 2003.

Old National continues to review the classified and criticized loans to minimize potential losses. Classified loans include non-performing loans, past due 90 days and other problem loans. Criticized loans, also known as watch list loans or special mention loans, are loans that have potential weaknesses that deserve management's close attention and require specific quarterly reviews by the bank. Management is encouraged to see a decrease since December 31, 2002, in the total classified and criticized loans of $104.6 million to $608.2 million at September 30, 2003.

Management believes trends in nonaccrual loans will be influenced by the degree to which the economy strengthens. Old National operates in the Midwest, primarily in the state of Indiana, which has been particularly affected by the manufacturing dependent market. Indiana is the most highly industrialized state in the United States, relying on manufacturing for 20% of its jobs and 27% of gross state product. Therefore, Midwestern-region banks operating in Indiana have been facing more difficulties due to the economic decline. The longer the significant softness in manufacturing continues the more stress it puts on Old National's borrowers. Old National could potentially continue seeing additions to its nonaccrual loans.

During the third quarter of 2003, Old National maintained its allowance for loan losses at the same levels as June 30, 2003, even though nonaccrual loans decreased due to the sales of non-performing loans, bringing the reserve to the top of its range. Management believes that it has appropriately identified and reserved for any loan loss related to nonaccrual loans at September 30, 2003. In addition, approximately $44.8 million of nonaccrual loans are still contractually performing as of September 30, 2003. Management is continuing its efforts to reduce the level of non-performing loans and will consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Old National had no restructured loans as of September 30, 2003 and December 31, 2002. The level of loans past due 90 days or more and still accruing interest fluctuates from quarter to quarter depending on specific facts and circumstances.

Year-to-date net charges against the allowance for loan losses for 2003 were $47.3 million as compared to $14.0 million year-to-date September 30, 2002. The 2003 charges include $14.7 million in write-downs from loans transferred to held for sale related to the second and third quarter loan sales, a $6.5 million single commercial credit charge-off resulting from fraud in the customer's operations during the third quarter.

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

A loan is considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15" when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities. During the third quarter of 2003, Old National revised its interpretation of impaired loans to include only commercial and commercial real estate nonaccrual loans, which is in accordance with SFAS No. 114. Previous to this change, Old National's interpretation of impaired loans was to include all problem credits with a potential collateral deficiency in the event of default. Had Old National made the interpretation to include only commercial and commercial real estate nonaccrual loans in the prior year, impaired loans would have totaled $47.4 million rather than $277.4 million as reported at September 30, 2002. As of September 30, 2003, the total impaired loan balance was $98.8 million of which $58.0 million had an allocated reserve of $20.6 million and $40.8 million had no specific reserve recorded.

In the opinion of management, Old National's consolidated loan portfolio is well diversified. Old National has no concentration of loans in any single industry exceeding 10% of its portfolio. In addition, the company has no exposure to foreign borrowers or lesser-developed countries.

Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records monthly provisions for loan losses based on projected loans outstanding, grade changes, mix of loans, and expected losses. Detailed loan loss evaluation is performed quarterly to verify the assumptions in order to ensure adequacy of the allowance for loan losses. Management closely follows the progress of the economy and how the continuing slow recovery might affect Old National's borrowers in both the near and the intermediate term. Adjustments to the allowance for loan losses are made as deemed necessary for probable losses inherent in the portfolio. While an estimate of future losses is, by its very nature, difficult to precisely predict, management of Old National believes that the methodology that it uses in determining an appropriate reserve for future losses is reasonable.

For commercial and commercial real estate loans, loan officers grade the larger loans in the portfolio at least annually or more frequently as determined by loan policy requirements. These loans are graded using specific guidelines based on loan characteristics as set by management and banking regulation. For impaired loans, an assessment is conducted as to whether there is any likely loss in the event of default. If such a loss is determined to be likely, the loss is quantified and a specific reserve is assigned to the loan. For the balance of the commercial and commercial real estate loan portfolio, loan grade migration projections coupled with historic loss experience within the respective grades is also used to develop reserve requirement ranges. Consumer and residential real estate portfolio reserves are determined primarily through the use of historic loss ratios adjusted for future expectations of economic conditions.

At September 30, 2003, the allowance for loan losses was $99.4 million, an increase of $11.7 million compared to the allowance for loan losses of $87.7 million at December 31, 2002. The allowance for loan losses represents 82% of all under-performing loans at September 30, 2003, and represents 80% at December 31, 2002. As a percentage of total loans held for investment, the allowance increased from 1.55% at December 31, 2002 to 1.78% at September 30, 2003. During the third quarter of 2003, the provision for loan losses amounted to $27.5 million, which was an increase of $16.5 million over the same quarter of 2002. For the first nine months of 2003, the provision for loan losses was $59.0 million compared to the $26.0 million recorded for the same period of last year. Several factors contributed to the increase in the provision for loan losses including the continued uncertainty about the regional economy and changing loss expectations. Based on Old National's current allowance methodology, which gives an indicated range for the allowance, at September 30, 2003, Old National was at the top of its indicated range. The following table shows the allowance for loan losses broken down by loan category at the dates indicated.

	As of September 30, 2003		As of December 31, 2002
	Reserve for Each Category	Percent of Loans in Each Category to Total Loans	Reserve for Each Category	Percent of Loans in Each Category to Total Loans

($ in thousands)	------------------------	-----------------------	------------------------	-----------------------

Commercial and commercial real estate	$88,032	63%	$79,935	63%
Consumer credit	8,124	20	7,130	19
Residential real estate	3,265	17	677	18
	------------------	------------------	------------------	------------------
Total	$99,421	100%	$87,742	100%
	===========	===========	===========	===========

The increase in the reserve for commercial and commercial real estate loans accounted for virtually all of the increase in the total reserve from December 31, 2002 to September 30, 2003. While the absolute level of classified and criticized loans actually decreased over the last few months, bank management believed that maintaining the allowance for loan losses at the June 30, 2003, level was appropriate given continued economic weakness and stresses in the Midwestern region on commercial borrowers. The desire to be at the top of the allowance methodology's indicated range, along with what management deems to be a continued weakness in economic and business conditions, prompted the $8.1 million increase in the reserve for commercial and commercial real estate loans. For commercial loans and commercial real estate loans, the reserve as a percentage of that portfolio increased from 2.23% at December 31, 2002 to 2.50% at September 30, 2003.

The reserve for consumer loans increased only slightly and the reserve as a percentage of loans in this portfolio was unchanged from December 31, 2002 to September 30, 2003 at 0.7% of the portfolio. This is reflective of little or no change in the performance and loss experience on the consumer loan portfolio. In addition, the reserve for residential mortgages as a percentage of that portfolio increased from 0.1% at December 31, 2003 to 0.4% at September 30,2003. This increase reflects an increase in historical loss rates due to the sales of non-performing residential loans and the movement to the top end of the range within the allowance.

Goodwill and Other Intangibles
As a part of Old National's strategy to grow the Old National Signature Group or non-bank services segment, the company acquired various financial services companies in 2002 and 2003. As part of these acquisitions, goodwill increased from $110.6 million at December 31, 2002 to $129.5 million at September 30, 2003. The additional goodwill in 2003 was from the acquisitions of the James L. Will Insurance Agency, based in Evansville, Indiana; the Graham and Peat Insurance Agency, based in St. Louis, Missouri; and Insurance and Risk Management, based in Fort Wayne, Indiana. In addition, goodwill increased $15.4 million from September 30, 2002 to December 31, 2002, which was related to the acquisition Terrill Group, Inc., an insurance agency located in St. Louis, Missouri. Old National performs impairment testing of goodwill annually.

Other intangible assets also increased from September 30, 2002, to September 30, 2003, primarily as a part of the non-bank services segment acquisitions. The 2003 acquisitions resulted in intangible assets related to customer business relationships of $16.8 million. From September 30, 2002, to December 31, 2002, acquisitions increased other intangible assets by $11.2 million related to customer business relationships.

Mortgage Servicing Rights
Mortgage servicing rights are assets recognized when loans are sold with servicing retained. The mortgage servicing rights' book value is recorded based on the market conditions as of the month the loan is sold, known as capitalization. Over the life of the loan, the value is amortized based on the estimated life of the loan. Fair value of the mortgage servicing rights is calculated monthly and impairment is recorded if the book value exceeds the fair value. The impairment is recorded to a valuation allowance, which can be recovered as the fair value of the mortgage servicing rights increases.

At September 30, 2003, the unpaid principal balance of mortgage loans serviced for others was $1.706 billion, which is an increase of $334.0 million or 24.3% from September 30, 2002. During the third quarter of 2003, higher interest rates had a negative impact on loan originations but also resulted in a reduction of future prepayment speeds on the mortgage-servicing portfolio. This reduction in prepayment speeds resulted in an increase in the value of the company's mortgage servicing rights asset by reversing $5.1 million net of servicing rights impairment recorded to a valuation allowance in previous quarters. At September 30, 2003, net mortgage servicing rights asset as a percentage of the unpaid principal balances of loans serviced for others was 0.87% compared to 0.79% at September 30, 2002. For more information regarding mortgage servicing rights and assumptions made by management in valuing the assets, refer to the critical accounting policies.

Funding
Old National's sources of funding are deposits and wholesale borrowings. Wholesale borrowings include short-term borrowings, other borrowings and trust preferred securities. Total funding was $8.685 billion at September 30, 2003, down 1.1% from December 31, 2002 and up 2.2% from September 30, 2002. Time deposits as a percentage of total funding decreased to 35.2% at September 30, 2003 from 36.9% at December 31, 2002 and 38.7% at September 30, 2002. Old National strategically priced certificates of deposits less aggressively during this period to encourage customers to move into transaction accounts rather than certificates of deposit.

Borrowed funds were 26.3% of total funding at September 30, 2003 compared to 26.5% at December 31, 2002 and 25.8% at September 30, 2002. Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position.

Deposits
Total deposits were $6.397 billion at September 30, 2003, which is a 0.9% decrease since December 31, 2002 and a 1.5% increase since September 30, 2002. Total transaction deposit accounts, including noninterest bearing, NOW, savings and money market, were $3.339 billion at September 30, 2003, which is a 5.4% increase since December 31, 2002 and an increase of $325.7 million or 10.8% since September 30, 2002. Old National has seen growth in noninterest-bearing demand, savings, NOW and money market accounts while strategically reducing the time deposits. Time deposits were $3.058 billion at September 30, 2003, which is a 7.1% decrease since December 31, 2002 and a decrease of $230.6 million or 7.0% since September 30, 2002.

Borrowed Funds
Short-term borrowings, comprised of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings, decreased $264.4 million since December 2002 and decreased $203.1 million since September 2002. Other borrowings, which are primarily advances from Federal Home Loan Banks, senior unsecured bank notes, subordinated bank notes and long-term securities sold under agreements to repurchase, increased $236.9 million over December 2002 and increased $292.9 million since September 2002. The increase in other borrowings since September 2002 and December 2002 was primarily to offset a reduction in certificates of deposits and to take advantage of favorable interest rates. In the second quarter of 2003, Old National issued an additional $100 million in fixed-rate medium-term notes which has been partially offset by maturities of $45 million. Also during 2003, other borrowings issued included long-term securities sold under agreements to repurchase of $115 million, net of maturities, and senior unsecured bank notes of $130 million under Old National Bank's global note program.

Capital
Total shareholders' equity decreased $18.9 million since December 2002 and $6.1 million since September 2002. The primary factor in the decrease to shareholders' equity related to accumulated other comprehensive income. Unrealized gains on investment securities, net of taxes, decreased $42.6 million since December 2002 and decreased $47.5 million since September 2002 due to an increase in market interest rates resulting in lower unrealized securities gains. This was despite the increase in the available-for-sale investment portfolio of $30.9 million from September 2002 to September 2003. This primary decrease in shareholders' equity was offset by net income from December 2002 of $65.1 million and $91.9 million from September 2002. Cash dividends paid of $0.57 per share, which totaled $36.3 million from December 2002 and $0.76 per share, which totaled $47.9 million from September 2002, reducing shareholders' equity. Old National purchased shares of its stock in the open market under an ongoing repurchase program. Shares repurchased reduced shareholders' equity by $33.0 million from December of 2002 and $45.7 million from September 2002 to September 2003. Shares reissued for stock options and stock purchase plans added $6.5 million and $6.5 million to shareholders' equity from December 2002 and September 2002, respectively. Stock issued for purchase acquisition transactions totaled $21.3 million and $36.7 million from December 2002 and September 2002, respectively.

Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios:
	Regulatory Guidelines	September 30,		December 31,
	-----------------	----------------------		----------------
	Minimum	2003	2002	2002
Risk-based capital:	-----------------	-----------	----------	---------------
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.28%	7.69%	7.53%
Tier 1 capital to risk-adjusted total assets	4.00	11.07	11.27	11.12
Total capital to risk-adjusted total assets	8.00	14.74	14.91	14.75
Shareholders' equity to total assets	N/A	7.58	7.80	7.71

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

Old National Bancorp's board of directors, through its Funds Management Committee monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two year period and the change in Market Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guidelines for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. As of September 30, 2003, Old National projects that in a -200 basis point shock to interest rates, net interest income would be down 0.55% cumulative over the next two years. In a +200 basis point shock to interest rates, Old National projects net interest income would be down 5.89% cumulative over the next two years. The current guidelines for the allowable fluctuation in Market Value of Equity are +/- 12% in a 200 basis point shock to the yield curve. As of September 30, 2003, Old National projects Market Value of Equity to decrease by 2.43% in a -200 basis point shock to interest rates and to decrease by 9.69% in a +200 basis point shock.

Old National is currently slightly outside its policy of Net Interest Income at Risk in a +200 basis point interest rate shock. The significant steepening of the yield curve during the third quarter of 2003 and its impact on the duration of the company's investment portfolio contributed to the change in the company's interest rate risk profile from June 2003. The Funds Management and the Balance Sheet Management Committees have directed management to bring the company's rate sensitivity back within the policy guideline of +/- 5% of 2 year cumulative net interest income. By lengthening the repricing of its deposits and wholesale funding and continuing to reduce the size of its investment portfolio, the company expects to be back within its policy guideline by the end of 2004.

At September 30, 2003, Old National's most likely interest rate scenario is one in which interest rates gradually increase during the next 24 months. Many factors can impact the interest rate outlook and it is possible that the company's interest rate outlook could change. The Net Interest Income model scenario that most closely matches the company's current outlook is a 25 basis point upward shift in the yield curve quarterly for four quarters, then flat rates for the following four quarters (+100 basis point ramp). The estimated 24-month cumulative impact on net interest income in this scenario is -1.77%. Given that balance sheet assumptions and interest rate forecasts in the model are inherently uncertain, the company views the rate risk position as virtually neutral in this scenario. Additionally, as the company reduces the investment portfolio and lengthens the repricing of deposits and borrowings, it is likely that net interest income at risk in this scenario will also decrease.

All assumptions in the Net Interest Income at Risk and the Market Value of Equity models are uncertain and subject to change. The models are not intended to precisely predict future net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, the differences between actual and assumed changes in the balance sheet, and changes in management strategies and market conditions.

Old National uses derivatives to manage interest rate risk in the ordinary course of business. The company does not utilize derivative instruments for speculative purposes. To manage its interest rate risk, Old National may enter into interest rate swap agreements to hedge against changes in fair value or cash flows. The fair value hedges are interest rate agreements that hedge the change in fair value related to interest rate changes of hedged assets or liabilities. The cash flow hedge positions are interest rate agreements that hedge the forecasted cash flows from the hedged assets or liabilities. At September 30, Old National has entered into fair value interest rate swaps of $1.101 billion notional value. These swaps impact the fair value of various debt instruments issued by the company. Old National has entered into approximately $150.0 million notional value of cash flow hedges that impact the cash flows of floating rate consumer loans. These transactions serve to better balance the repricing of assets and liabilities in various rate change scenarios. Additionally, the company uses forward sale transactions to offset residential mortgage commitments to its customers. Old National commits to sell loans at specified prices in a future period, typically within 90 days. These are derivatives that protect the company from changes in interest rates after a commitment has been made to a customer or delivered to the final investor. The company also enters into interest rate derivatives, usually interest rate swaps or caps, with corporate borrowers. These positions are always offset with like transactions with capital markets counterparties, to ensure the company incurs no market risk with these transactions.

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
Senior Debt Ratings	Standard and Poor's		Moody's Investor Services		Fitch, Inc.
	Long-term	Short-term	Long-term	Short-term	Long-term	Short-term
Old National Bancorp	BBB	N/A	Baa1	N/A	BBB+	F2
Old National Bank	BBB+	A2	A3	P-2	A-	F2

N/A = not applicable

Standard & Poor's Ratings Services lowered its long-term ratings on Old National Bancorp and Old National Bank's long-term rating from BBB+ to BBB and A- to BBB+, respectively, on October 29, 2003. The outlook was revised to stable. Moody's Investors Service affirmed its stable outlook on Old National Bancorp and Old National Bank's long-term ratings at Baa1 and A3, respectively, on November 3, 2003. Fitch, Inc. affirmed its ratings and changed its outlook on Old National Bancorp and Old National Bank from stable to negative on November 13, 2003.

Old National Bank is a member of the Federal Reserve Bank, St. Louis. As of September 30, 2003, Old National Bank had the capacity to borrow $718.3 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. In addition, Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes.

In September 2001, Old National Bank established a $1 billion global bank note program for senior and subordinated debt in the United States and in international capital markets on both a syndicated and non-syndicated basis and in a variety of currencies and structures. As of September 30, 2003, Old National Bank had issued $190 million of senior unsecured bank notes and $150 million of subordinated bank notes under this program. At September 30, 2003, there is $660 million available for issuance.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At September 30, 2003, the parent company's other borrowings outstanding was $111.6 million, compared with $58.2 million at September 30, 2002. The increase in other borrowings in 2003 was driven by the issuance of $100.0 million of fixed-rate medium-term notes, which was partially offset by medium-term note maturities of $45.0 million. Old National Bancorp's debt scheduled to mature in the next 12-months is $3.2 million. These debt obligations are expected to be met through current cash balances and dividends from subsidiaries. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. For further information regarding dividend restrictions, see Note 16 of the Notes to Consolidated Financial Statements of the 2002 Annual Report.

At September 30, 2003, Old National has SEC shelf registration for the issuance of $200 million trust preferred securities of which $50 million is available for future issuance.

Results of Operations
Earnings Summary
Old National reported net income of $11.8 million for the quarter ended September 30, 2003, compared to $34.8 million for the same quarter last year. For the nine months ended September 30, 2003, net income was $65.1 million, a reduction of 28.6% from the $91.2 million recorded for the same period of last year. On a diluted per share basis, earnings for the three months ended September 30, 2003, were $0.18 compared to $0.55 for the same period of 2002. Year-to-date diluted earnings per share were $1.02 compared to $1.42 for the same period of 2002. Old National's return on average assets for the quarter was 0.49% and return on shareholders' equity of 6.54% for 2003, compared to prior year ratios of 1.49% and 20.74%, respectively. On a year-to date basis, Old National's return on average assets was 0.90% and return on shareholders' equity of 12.26% for 2003, compared to prior year ratios of 1.32% and 18.56%, respectively.

The most significant impact on 2003 results was the provision for loan losses. Old National's provision for loan losses totaled $27.5 million for the third quarter of 2003, which was an increase of $16.5 million over the $11.0 million recorded in the third quarter of 2002. For the nine months ended September 30, 2003, the provision for loan losses totaled $59.0 million compared to the $26.0 million for the same period of last year. This increase is due to several factors including the continued uncertainty about the regional economy and changing loss expectations. To partially offset the increase in the provision for loan losses and the deterioration in the net interest margin, Old National recorded securities gains of $23.6 million during 2003.

During the third quarter of 2002, Old National finalized the sales of eight branches located in markets no longer considered consistent with the company's strategy. The sales resulted in a pre-tax gain of $12.5 million included in noninterest income and an after-tax gain of $8.3 million.

Although Old National's net income significantly decreased over 2002 due to the additional provision for loan losses, noninterest income reported growth over 2002 year-to-date results. With record levels of mortgage banking activity driven by low interest rates earlier in the year along with the recent quarter's reversal of mortgage servicing rights impairment recorded to a valuation allowance, and non-banking acquisitions in key target markets, Old National's diversification in revenue streams has partially offset the decline in net interest income. Old National will continue to focus on noninterest income revenue streams while carefully managing balance sheet risk positions to ensure that Old National is well positioned for the anticipated turnaround in market conditions. Old National is committed to managing the revenue and expense relationship with an appreciation for both short-term earnings requirements and long-term expectations.

Net Interest Income and Net Interest Margin (taxable equivalent basis)
Net interest income is comprised of interest income and loan-related fees on earning assets less interest expense paid on liabilities. Net interest income is affected by many factors including interest rate fluctuations, accelerated prepayments of mortgage-related assets, composition and maturity of earning assets and interest-bearing liabilities. Net interest income in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would to be comparable to interest subject to income taxes using the federal statutory rate in effect of 35% for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made in the income tax section. The taxable equivalent adjustments to net interest income for the third quarter of 2003 and 2002 were $6.2 million and $6.4 million, respectively. Year-to-date taxable equivalent adjustments for September 30, 2003 and 2002, were $18.9 million and $18.5 million, respectively.

Third quarter net interest income for 2003 was $73.6 million, a 5.5% decrease from the $78.0 million recorded in the same quarter last year. On a year-to-date basis, net interest income amounted to $224.6 million, 5.6% below the $237.9 million during the same period of last year. The net interest margin for the third quarter was 3.32% down 3 basis points from the second quarter of 2003 and down 28 basis points from the 3.60% reported for the same quarter last year. For the first nine months of 2003, net interest margin was 3.38% compared to 3.70% for the same period of 2002. The decrease in net interest income reflects the continued weakness in loan demand and the related increase of earning assets into lower yielding investment portfolio assets along with the impact of higher levels of nonaccrual loans and the difficulty in lowering effective deposit rates. Old National maintains a constant focus on competitive deposit pricing and overall funding. Old National is continuing to face reinvestment opportunity challenges due to a short duration asset portfolio of loans and investments along with significant cash flows, primarily from the mortgage-related assets. Old National has maintained a relatively neutral net interest rate risk position and would expect that the pressure on the net interest income will continue until the economic and interest rate environment begins to improve.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines to be necessary to provide an adequate allowance for losses in the loan portfolio. The provision for loan losses was $27.5 million for the third quarter of 2003, a significant increase from the $11.0 million recorded during the same quarter in 2002. For the first nine months of 2003, the provision was $59.0 million compared to $26.0 million for the first nine months of 2002. The higher provision in 2003 was driven by the continued weak regional economy and the negative impact this is having on the quality of the loan portfolio, as reflected in the increase in non-performing loans at September 30, 2003, compared to September 30, 2002. Credit quality continues to be a significant variable in the earnings of the company and management continues to address these challenges aggressively. Refer to the "Asset Quality and Allowance for Loan Losses" section for further discussion of non-performing loans, net charge-offs, and additional items impacting the provision.

Noninterest Income
Noninterest income for the third quarter of 2003 and 2002 was $45.8 million and $52.5 million, respectively, a decrease of $6.7 million. This decrease was primarily a result of the sales during the third quarter of 2002 of eight branches located in markets no longer considered consistent with the company's strategy, which resulted in a gain of $12.5 million included in noninterest income. For the nine months ended September 30, 2003, noninterest income amounted to $151.6 million compared to $114.1 million for the same period of 2002. For the nine months ended September 30, 2003, Old National realized $23.6 million of pre-tax gains on the sales of investment securities in comparison to $8.3 million for the same period of 2002. These gains for 2003 were taken to offset the increased provision for loan losses and the deterioration in the net interest margin. Investment securities transactions are part of the continuing management of the balance sheet to address interest rate and yield curve shifts.

Old National's continued strategy is to diversify and strengthen its noninterest income-related revenue sources, which has been beneficial during this downward turn in net interest income. A major contributor has been the mortgage banking operations, which has continued to generate strong revenue growth as a result of increased refinancing activities that generate various mortgage banking-related fees. A second major contributor to the increase in noninterest income has been the key acquisitions in the asset management consulting and insurance agency segments of the operations.

Mortgage banking revenues are comprised of mortgage servicing income, mortgage origination fees, gains or losses on the sales of mortgage loans, activity related to the company's mortgage servicing rights asset and changes in the fair value of derivatives related to mortgage banking. These revenues totaled $8.0 million for the third quarter of 2003 compared to $3.9 million for the same period of 2002. For the nine months ended September 30, 2003, mortgage-related revenues were $17.3 million compared to $10.0 million for the same period of 2002 an increase of 72.7%. This increase is primarily attributable to the reversal of $5.1 million net of mortgage servicing rights impairment in the third quarter of 2003, which was recorded to a valuation allowance in previous quarters. Origination dollar volumes of loans sold on the secondary market also increased totaling $742.2 million for the nine months ended September 30, 2003 compared to $594.6 million for the nine months ended September 30, 2002. In addition during the first quarter of 2003, Old National developed and initiated a policy and strategy to begin fair value hedge accounting for the closed loans held for sale warehouse. The primary objective of the hedge program is to minimize the overall risk of impairment loss in the warehouse portfolio due to changes in fair value driven by interest rates. The primary result of the hedge program is that it allows loans held for sale, which are recorded at the lower of cost or market by Old National to be marked to market in accordance with SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities," as amended. The transition impact from the hedge program at September 30, 2003, increased mortgage-banking revenue by $142 thousand for the first nine months of 2003.

Deposit-related fees and service charges, which include return item and overdraft fees, service charges of checking, cash management fees and other deposit-related fees, were $11.5 million for the third quarter of 2003 compared to $10.8 million for the same period last year. On a year-to-date basis, service charges on deposit accounts amounted to $33.8 million an increase of 11.5% over the $30.3 million earned for the first nine months of 2002. The increase in 2003 over 2002 is primarily due to solid growth in transaction accounts and collection initiatives. Continued growth of deposit-related fees is contingent on the volume of customer transactions along with the level of deposits.

ATM fees for the usage of debit or ATM cards relate primarily to the volume of transactions. Despite an increase in volume, net fees earned from ATM transactions remained unchanged at $1.8 million for the third quarter of 2003 compared to the same quarter of 2002, primarily due to the decrease in the interchange rates on debit transactions, which occurred in the industry. Based on future projections of transaction volumes, management does not anticipate the impact of this decrease to be material to operations. Net fees earned year-to-date 2003 were $5.7 million in comparison to $5.0 million for the same period of 2002. The year-to-date increases are due to the increased number of customer transactions occurring on a monthly basis.

Revenues related to trust, asset management, insurance brokerage and investment and annuity sales totaled $20.3 million during the third quarter of 2003 compared to $13.1 million during the same quarter of 2002. For the nine months ended September 30, 2003, these revenues totaled $58.1 million an increase of 64.1% over the $35.4 million earned for the first nine months of 2002. For the nine months ended September 30, 2003, the key acquisitions in the asset management consulting and insurance agency operations of the company increased noninterest income $22.1 million year-to-date over 2002 results.

Noninterest Expense
Noninterest expense for the third quarter of 2003 totaled $75.5 million, an increase of $8.7 million, or 13.1% over the $66.7 million recorded in the third quarter of 2002. For the first nine months of 2003, noninterest expense was $219.6 million, an increase of $31.1 million over the $188.5 million recorded in the same period last year, an increase of 16.5%. A major contributor has been the acquisitions in both the asset management consulting and insurance agency operations, which added $6.4 million of expenses compared to the third quarter of 2002 and $18.6 million year-to-date. Additional sources of noninterest expense increases can be attributed to Old National's continued investment in technology, product innovations and the expansion of the Indianapolis, Indiana, presence. During the second quarter of 2003, Old National completed the opening of two additional branches in this market incurring added expense.

During 2003, Old National announced a further streamlining of management in banking and other operational areas of the company along with the closure of ten underperforming branches. As a result of these initiatives, Old National's year-to-date results included additional pre-tax expenses of $1.6 million for severance and other related charges. These actions are expected to result in annualized pre-tax expense reductions of approximately $5.0 million.

Salaries and benefits, together the largest individual component of noninterest expense, totaled $43.4 million for the third quarter of 2003 compared to $38.7 million in the same period of last year. For the first nine months of 2003, salaries and benefits amounted to $129.2 million compared to the $109.7 million recorded in the same period of last year, an increase of 17.7%. The 2003 amount includes $13.5 million year-to-date directly related to the acquisitions in the both the asset management consulting and insurance agency segments of the operation. In addition, the 2003 amount includes $1.6 million of charges related to management streamlining and branch closures.

Old National consolidated its mortgage banking activities into a centralized structure during the third quarter 2002. Origination, production and servicing functions previously conducted throughout the company were organized into a single unit and the servicing of mortgages held by Old National and serviced for others has been subcontracted to an outside company. Processing expenses totaled $5.0 million for the third quarter of 2003 compared to the $4.0 million recorded in the third quarter of 2002. For the nine months ended September 30, 2003, processing expenses were $14.0 million an increase of 44.4% over the $9.7 million recorded in the same period of 2002. The increases are primarily due to the additional costs associated with the servicing subcontractor and increased mortgage loan origination volumes.

Other noninterest expense, including occupancy, equipment, marketing, communication and transportation, FDIC insurance premiums, professional fees, loan expenses, intangible amortization and other expenses, totaled $27.1 million for the third quarter of 2003 compared to the $24.1 million for the third quarter of 2002, an increase of 12.5% or $3.0 million. Of this increase, $1.8 million was directly related to the acquisitions in the asset management consulting and insurance agency operations of the company. On a year-to date basis, other noninterest expense totaled $76.4 million for 2003 compared to $69.1 million for the same period of 2002, an increase of 10.5% or $7.3 million. Of this increase, $4.8 million is directly related to the acquisitions in the asset management consulting and insurance agency operations of the company.

Provision for Income Taxes
The provision for income taxes, as a percentage of pre-tax income, was (14.9)% for the third quarter of 2003 compared to 24.9% in same quarter of 2002. Year-to-date, provision for income taxes, as a percentage of pre-tax income, was 17.3% for 2003 compared to 23.3% in 2002. The negative third quarter tax rate and the decrease in the year-to-date tax rate was due to tax-exempt income as a percentage of total income being much greater. The reduction in total income was due to the provision for loan losses, which increased from September 30, 2003 over September 30, 2002 by $16.5 million for the three months ended and $33.0 million for the nine months ended.

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

Limitations on the Effectiveness of Controls. Management, including the principal executive officer and principal financial officer, does not expect that Old National's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

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

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

On August 1, 2003, Old National issued 590,411 shares of common stock in connection with Old National's acquisition of Insurance and Risk Management, which included a contingent adjustment. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and /or Rule 506 promulgated under the Securities Act of 1933, as amended.

On September 12, 2003, Old National issued 3,946 shares of common stock as a contingent adjustment in connection with Old National's acquisition of Graham and Peat Insurance Agency, Incorporated. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and /or Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits as required by Item 601 of Regulation S-K.

The exhibits listed in the Exhibit Index at page 38 of this Form 10-Q are filed herewith or are incorporated by reference herein.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2003.

The Registrant filed a current report on Form 8-K dated July 24, 2003. The purpose of this Form 8-K was to report the Registrant's results for the second quarter 2003.
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
John S. Poelker Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: November 14, 2003

INDEX OF EXHIBITS
Exhibit
Number

3 (i)		Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3 (ii)		By-Laws of the Registrant (incorporated by reference to Exhibit 3(ii) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4		Instruments defining rights of security holders, including indentures

Form of Indenture between the Registrant and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999.)

10		Material contracts

	(a)	Old National Bancorp Employees' Retirement Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

	(b)	Employees' Savings and Profit Sharing Plan of Old National Bancorp (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).*

(c)

Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).*

	(d)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to the Registrant's Form S-8 filed on July 20, 2001).*

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

	(h)	Summary of Old National Bancorp's Outside Director Compensation Program (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

* Management contract or compensatory plan or arrangement