Form 10-K
period 2003-12-31
OLD NATIONAL BANCORP /IN/
filed 2004-03-15
CIK 707179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 1-15817
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

     Title of Each Class              Name of each exchange on which registered
  Common Stock, No Par Value                   New York Stock Exchange
Preferred Stock Purchase Rights

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

The aggregate market value of the Registrant's voting common stock held by non-affiliates on June 30, 2003, was $1,460,687,361 (based on the closing price on that date of $21.90, as quoted on the New York Stock Exchange). In calculating the market value of securities by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2003, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant's trust department in a fiduciary capacity.

The number of shares outstanding of the Registrant's classes of common stock, as of January 31, 2004, was 66,226,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, is incorporated by reference into Part III of this Form 10-K.

                              OLD NATIONAL BANCORP
                         2003 ANNUAL REPORT ON FORM 10-K

                                                TABLE OF CONTENTS

PART I                                                                                                        PAGE

Item 1.           Business                                                                                      3
                  --------

Item 2.           Properties                                                                                   10
                  ----------

Item 3.           Legal Proceedings                                                                            10
                  -----------------

Item 4.           Submission of Matters to a Vote of Security Holders                                          10
                  ---------------------------------------------------

PART II

Item 5.           Market for The Registrant's Common Equity and Related Stockholder Matters                    10
                  -------------------------------------------------------------------------

Item 6.           Selected Financial Data                                                                      11
                  -----------------------

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations        12
                  -------------------------------------------------------------------------------------

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                   29
                  ----------------------------------------------------------

Item 8.           Financial Statements and Supplementary Data                                                  32
                  -------------------------------------------

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         64
                  ------------------------------------------------------------------------------------

Item 9A.          Controls and Procedures                                                                      64
                  -----------------------

PART III

Item 10.          Directors and Executive Officers of the Registrant                                           65
                  --------------------------------------------------

Item 11.          Executive Compensation                                                                       65
                  ----------------------

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  --------------------------------------------------------------------------------------
                  Matters                                                                                      66
                  -------

Item 13.          Certain Relationships and Related Transactions                                               66
                  ----------------------------------------------

Item 14.          Principal Accountant Fees and Services                                                       66
                  --------------------------------------

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                              67
                  ---------------------------------------------------------------

SIGNATURES                                                                                                     69
----------

                              OLD NATIONAL BANCORP
                         2003 ANNUAL REPORT ON FORM 10-K

                                     PART I
ITEM 1.  BUSINESS

GENERAL
Old National Bancorp ("Old National") is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Old National, through its wholly-owned banking subsidiary, provides a wide range of services, including commercial and consumer banking, depository services, lease financing and other traditional banking services. Through its non-bank affiliates, Old National provides services to supplement the banking business including fiduciary and trust services, investment and brokerage services, asset management, insurance and other financial services. As of December 31, 2003, Old National employed 3,019 full-time equivalent employees.

COMPANY PROFILE
Old National Bank, Old National Bancorp's wholly-owned banking subsidiary, was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed and in 2001 became a financial holding company. Also in 2001, Old National completed the consolidation of 21 bank charters enabling Old National to operate under a common name with consistent product offerings throughout the banking locations, improving back-office efficiency and allowing Old National to provide more convenient service to customers. Over the past several years, Old National has grown to include financial services operations in Indiana, Illinois, Ohio, Kentucky, Tennessee and Missouri.

In 2002, Old National identified four components of growth essential to the achievement of the company's long-term earnings and financial performance objectives:

o In Old National's traditional banking markets, growth strategies will be focused on adding products and services. Old National's operations in these communities continue to account for a high percentage of the company's revenue and the growth of revenue from these slower growth markets will come primarily from providing additional services to current customers.
o Old National Signature Group is responsible for fee-based services such as insurance, investment, trust, asset management, financial planning and similar non-traditional banking services. It is anticipated that these units will generate revenue growth at rates exceeding Old National's traditional banking products.
o Mortgage lending is a traditional offering at Old National banking centers. By aligning these mortgage initiatives more closely and focusing a management team on them, Old National has improved efficiencies, added new products and increased revenue. In addition, Old National plans to use stand-alone mortgage offices to help gain entry into new markets.
o Old National is continuing to add to its presence in Indianapolis, Louisville and St. Louis, where it anticipates opportunities to attract high-value clients to Old National's strong service emphasis.

During the third quarter of 2003, Old National determined that it must intensify its efforts to improve lending administration and overall operating efficiency in order to improve its overall financial performance. Old National has identified the following initiatives as having very high priority:

o    Improving credit quality approval processes and disciplines and the
     -------------------------------------------------------------------
     reduction of non-performing loans in the portfolio
     --------------------------------------------------

     Lending operations have been reorganized to realign the traditional relationship management and credit analysis functions. Local lending and customer relationship officers will still have primary responsibility for business development and loan approval, but credit analysts independent of local bank management will work with lenders on credit approvals. This formalized process will ensure consistency in underwriting criteria across the organization, while maintaining a strong commitment to being responsive to customer needs. In addition to these efforts aimed at improving the quality of new loans, additional staff and resources have been assigned to manage the problem loan portfolio. These efforts include intensified work-out and restructuring efforts with borrowers, negotiations with borrowers to move the credit relationship to other lenders, and the consideration of the sale of pools of problem loans.

o    Improving efficiencies and optimizing profit in all aspects of the
     ------------------------------------------------------------------
     operation through an intense company-wide review of revenue and expense
     -----------------------------------------------------------------------
     opportunities
     -------------

     Old National retained the services of EHS Partners, LLC to assist in this project. EHS has worked with a wide range of financial institutions similar to Old National that have experienced growth through acquisitions and product expansion and had a desire to conduct a similar company-wide operations review. The project, referred to as "Ascend," involves two phases. The first phase is an intensive idea generation and evaluation process which is expected to be completed in early April 2004. The implementation of profit improvement strategies is expected to begin during the second quarter of 2004 and to be fully implemented by the end of 2005.

ACQUISITION STRATEGY
Since the formation of Old National Bancorp in 1982, Old National has acquired more than 40 financial institutions and financial services companies. As a part of Old National's four component strategy as previously described, Old National has acquired several financial services companies primarily to grow the non-bank services segment and to achieve a presence in various targeted metro markets:

o Insurance and Risk Management based in Fort Wayne, Indiana, acquired in August 2003, is an insurance agency that offers products including commercial and personal property and casualty insurance, employee benefits insurance and third party administrator services.
o Graham and Peat Insurance Agency based in St. Louis, Missouri, acquired in June 2003, is an insurance agency that offers property and casualty and life insurance.
o James L. Will Insurance Agency, Inc., based in Evansville, Indiana, acquired in May 2003, is an insurance agency focused on commercial property and casualty as well as personal lines of insurance.
o Terrill Group, Inc., based in St. Louis, Missouri, acquired in December 2002, is an insurance agency that offers property and casualty, health, life, disability and accident insurance.
o Fund Evaluation Group, Inc., acquired July 2002, is an investment and consulting firm based in Cincinnati, Ohio, that provides investment consulting and performance management services to a wide range of institutional clients.

In the future, Old National will continue to pursue opportunities to acquire both financial institutions and financial services companies, focusing on the following primary objectives:

o Acquire financial institutions in the Midwestern and South-central regions of the United States, generally with assets in the range of $200 million to $3 billion.
o Acquire financial services companies located in, but not limited to, the same geographic markets that provide products and services consistent with and complementary to those products and services offered by Old National Signature Group.

As with previous acquisitions, the consideration paid by Old National will be in the form of cash, debt or Old National Bancorp stock. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long and short term financial results.

OPERATING SEGMENTS
Old National has been divided into three operating segments: community banking, non-bank services and treasury. A description of each segment is described below.

Community Banking Segment
The community banking segment, operating under the name of Old National Bank, has traditionally been the most significant contributor to Old National, historically representing approximately 80% of consolidated net income. The primary goal of the community banking segment is to provide products and services that address the client's needs and help clients reach their financial goals by providing quality services at prices that are fair. Old National's banking centers focus on convenience factors such as location, adequate space for private consultations, quick client access to routine transactions and good parking.

As of December 31, 2003, Old National's affiliate bank operated over 120 banking centers in Indiana, Illinois, Kentucky, Tennessee and a limited area in Ohio. The community banking segment primarily consists of lending and depository activities, but also includes services such as merchant services, cash management services, payroll services, Internet banking and services relating to the general banking business. In addition, the community banking segment includes the Indiana Old National Insurance Company ("IONIC") and Central Life Insurance Company, which reinsure credit life insurance. IONIC also provides captive property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

Lending Activities
Old National earns interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to small business and commercial customers, which include commercial loans, commercial real estate, letters of credit and lease financing. Typically, fixed-rate residential real estate loans are sold to secondary investors with servicing rights retained by Old National, with gains or losses from the sales being recognized, while adjustable-rate loans are held in the portfolio.

Depository Activities
Old National strives to provide depository services to individuals and commercial customers that fit their needs at competitive rates. Old National pays interest on the interest-bearing deposits and receives service fee revenue on various accounts. The transaction accounts include products such as noninterest-bearing demand, NOW, savings and money market, and time deposits. Debit and ATM cards provide access to the customer's accounts 24 hours a day at any ATM location. Old National also provides 24-hour telephone access as well as other electronic banking services.

Non-bank Services Segment
The non-bank services segment provides a variety of financial services including investment advisory and trust services, investment and brokerage services, asset management consulting services and insurance agency services. Old National has identified the non-bank services segment as an important growth opportunity. This accelerates Old National's transition to a financial services company with broader client relationships and less dependence on interest rate conditions. The non-bank services, especially those geared toward high net worth clients, help open new markets for Old National. Old National's non-bank services segment operates in the same geographical markets as the community banking segment and through acquisitions has broadened its scope to include Missouri and expanded its area in Ohio.

Investment Advisory and Trust Services
Fiduciary and trust services are offered through an affiliate trust company under the business name of Old National Trust Company. Signal Capital Management, Inc., an affiliate of Old National Trust Company, provides fee-based asset management and manages and sells mutual funds.

Investment and Brokerage Services
ONB Investments Services, Inc., a registered broker-dealer, operates as a subsidiary of Old National Bank in order to provide bank customers with convenient and professional investment services and a variety of brokerage products. ONB Investment Services, Inc. offers a full-array of investment options and investment advice to bank customers and members of the general public.

Asset Management Consulting Services
Fund Evaluation Group, Inc. specializes in portfolio structure, investment management research and performance reporting, providing asset management consulting services to its investment customers.

Insurance Agency Services
Through its insurance agency subsidiaries, Old National offers full service insurance brokerage services including commercial property and casualty, surety loss control services, employee benefits consulting and administration, and personal insurance. These subsidiaries are insurance agencies that offer products that are issued and underwritten by various insurance companies not affiliated with Old National.

Treasury Segment
Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for Old National's corporate banking customers.

Additional information about Old National's business segments is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 to the consolidated financial statements.

MARKET AREA
Old National operates primarily in the state of Indiana, with limited presence in the northern part of the state. Old National is also located in the eastern and southeastern regions of Illinois and central and western regions of Kentucky and has a strong presence in Clarksville, Tennessee. These markets include a number of densely populated areas as well as rural areas in which Old National has achieved the first or second ranking in deposit share. The income classes include some high-income areas as well as many middle-income and some low-to-moderate income areas. In addition, through acquisitions, the market area has expanded to include insurance agency operations based in St. Louis, Missouri, and asset management consulting based in Cincinnati, Ohio. Old National continues to add to its metropolitan strategy in order to increase its presence within targeted cities including Indianapolis, Indiana; Louisville, Kentucky; and St. Louis, Missouri. Old National is considering expansion into additional larger metropolitan markets within a 250-mile radius of Old National's Evansville, Indiana, headquarters.

Indiana, Old National's primary state of operations, has faced several long-term challenges to its future growth and has been among the national leaders in job losses over the past few years. According to a report issued by the U.S. Conference of Mayors in coordination with the Indiana Association of Cities and Towns, Indiana is the most highly industrialized state in the nation. Indiana relies on manufacturing for 20.2% of jobs and 27.2% of Gross State Product as of May 2003. This almost doubles the U.S. average dependence on manufacturing for jobs and Gross State Product. The manufacturing industry has been one of the most affected by the economic downturn experienced by the nation.

The following table reflects Old National's market share for significant markets with most recent data available.

        Old National Deposit Market Share and Number of Branch Locations
                          Deposits as of June 30, 2003

        --------------------------------------------------------------
                                         Number of     Deposit Market
        Market Location                   Branches         Share Rank
        --------------------------------------------------------------
        Evansville, Indiana                     15                1st
        Clarksville, Tennessee                   4                1st
        Muncie, Indiana                          8                2nd
        Bloomington, Indiana                     5                3rd
        Terre Haute, Indiana                     8                2nd
        Danville, Illinois                       4                1st
        --------------------------------------------------------------
        Source: SNL Financial

COMPETITION
The banking industry and related financial service providers operate in a highly competitive market. Within its six-state geography, Old National competes with financial services providers such as local, regional and national banking institutions, savings and loan associations, credit unions, thrifts, finance companies and mortgage banking companies. In addition, Old National's non-bank services segment faces competition with investment brokers, asset managers and advisory services, money market and mutual fund companies and insurance agencies.

SUPERVISION AND REGULATION
Old National is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts Old National's non-banking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

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

Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, Old National's principal executive officer and principal financial officer are required to certify that Old National's quarterly and annual reports do not contain any untrue statements of a material fact. The rules also require that these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Old National's internal controls; they have made certain disclosures to auditors and the Audit Committee of the Board of Directors about internal controls; and they have included information in Old National's quarterly and annual reports about their evaluation and whether there have been significant changes in Old National's internal controls or in other factors that could significantly affect internal controls subject to the evaluation.

On January 23, 2003, the Board of Directors of Old National Bancorp approved various corporate governance matters to strengthen and improve its already strong corporate governance practices. The Board adopted a Corporate Governance and Nominating Committee Charter, amended the Audit Committee Charter and adopted a Compensation Committee Charter. In addition, the Board of Directors approved Corporate Governance Guidelines, a Code of Business Conduct and Ethics which applies to all officers and employees as well as Directors of the Corporation, and a Senior Financial and Executive Officer Code of Ethics. These documents are available for review under the Corporate Governance link on Old National's website at www.oldnational.com.

On October 26, 2001, the USA Patriot Act of 2001 was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence community's ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports by non-financial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National's affiliate bank met all risk-based capital requirements of the FDIC and OCC as of December 31, 2003. For Old National's regulatory capital ratios and regulatory requirements as of December 31, 2003, see Note 19 to the consolidated financial statements.

Old National's affiliate bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC.

A substantial portion of Old National's cash revenue is derived from dividends paid to it by its affiliate bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 19 to the consolidated financial statements.

Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations.

Branching by Old National's affiliate bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.

Old National and its affiliate bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated parties.

FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including Old National's affiliate bank. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicity traded shares and such other standards as the agency deems appropriate.

The deposits of Old National's affiliate bank are insured up to $100,000 per insured account by the Bank Insurance Fund ("BIF"), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund ("SAIF"). Accordingly, Old National's affiliated bank pays deposit insurance premiums to both BIF and SAIF.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.

The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies which have elected to become financial holding companies to engage in a substantially broader range of non-banking activities, including securities, investment advice and insurance activities, than is permissible for bank holding companies that have not elected to become financial holding companies. Old National has elected to be a financial holding company. As a result, Old National may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. GLBA established new requirements for financial institutions to provide enhanced privacy protections to customers. In June of 2000, the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. Financial institutions are required to provide notice to consumers which details its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to nonaffiliated third parties and provides an "opt-out" method which enables consumers to prevent the financial institution from disclosing customer information to nonaffiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and Old National was in compliance at such date and continues to be in compliance.

In addition to the matters discussed above, Old National's affiliate bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.

Additional legislative and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Old National and its affiliate bank in particular would be affected.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
The following is a cautionary note about forward-looking statements. In its oral and written communication, Old National from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate." Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National's future performance include, but are not limited to: (1) economic, market, operational, liquidity, credit and interest rate risks associated with Old National's business; (2) economic conditions generally and in the financial services industry; (3) increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration; (4) volatility and direction of market interest rates; (5) governmental legislation and regulation (see the discussion under the heading "Supervision and Regulation" above), including changes in accounting regulation or standards; (6) ability of Old National to execute its business plan; (7) a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; (8) changes in the securities markets; and (9) changes in fiscal, monetary and tax policies. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in its other filings from time to time when considering any forward-looking statement.

AVAILABLE INFORMATION
All reports filed electronically by Old National Bancorp with the Securities and Exchange Commission ("SEC"), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost on Old National's web site at www.oldnational.com. These filings are also accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  PROPERTIES

The principal executive offices of Old National and its community banking, non-banking services and treasury segments are currently located in leased space in the multi-story Old National Bank building located at 420 Main Street, Evansville, Indiana. The building is owned by a non-affiliated third party. Old National began construction of a new headquarters building at One Main Street in Evansville, Indiana, on June 27, 2002, with completion in 2004, at which time this location will become the principal executive offices. On October 11, 2002, Old National entered into a $52 million construction contract for the new building with a company controlled by a director.

Old National's affiliate bank and subsidiaries conduct business primarily from facilities Old National Bank owns. Of the over 120 banking and financial services centers operated by Old National Bank in Indiana, Illinois, Kentucky, Tennessee and Ohio, 47 are leased from non-affiliated third parties and the remainder are owned by Old National Bank and are free from mortgages and major encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

Old National has no material pending legal proceedings required to be disclosed under Item 3. See Note 17 to the consolidated financial statements for further discussion of Old National's legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2003.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Old National's stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol ONB. Old National's shares began trading on the NYSE on February 15, 2002. The following table lists the NASDAQ price quotes, share volume and dividend data from January 1, 2002 to February 14, 2002. The NYSE price quotes, share volume and dividend data are used from February 15, 2002 to December 31, 2003.

        ---------------------------------------------------------------
                              Price Per Share
                          -----------------------    Share     Dividend
                             High          Low       Volume    Declared
        ---------------------------------------------------------------
        2003
        First Quarter      $22.71       $20.18      3,742,305    $0.18
        Second Quarter      22.67        20.52      4,263,000     0.18
        Third Quarter       22.82        21.29      3,785,250     0.18
        Fourth Quarter      22.14        20.61      3,862,846     0.18
        ---------------------------------------------------------------
        2002
        First Quarter      $22.36       $21.30      2,685,139    $0.15
        Second Quarter      23.56        21.81      2,742,910     0.15
        Third Quarter       24.04        20.69      3,352,703     0.18
        Fourth Quarter      23.04        20.85      3,555,783     0.18
        -----------------------------------------------------------------
        Data adjusted for all stock dividends, including a 5% stock dividend to shareholders of record on January 6, 2004, distributed on January 27, 2004.

In December 2003, a 5% stock dividend was declared to shareholders of record on January 6, 2004. There were 25,459 shareholders of record as of December 31, 2003. Also, Old National declared $0.72 per share in dividends during the year ended December 31, 2003, and $0.66 per share in dividends for the year ended December 31, 2002. Old National's ability to pay cash dividends primarily depends on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 19 to the consolidated financial statements for additional information.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Five-Year
(dollars in thousands,                                                                                                Growth
 except per share data)                   2003         2002         2001         2000          1999         1998       Rate
-------------------------------------------------------------------------------------------------------------------------------
Results of Operations
Net interest income (1)               $  297,130   $  314,606   $  312,620   $  289,510    $  299,165   $  277,892       1.3 %
Fee and service charge income            168,593      129,580      108,197      101,832        80,513       71,808      18.6
Net securities gains (losses)             23,556       12,444        4,770         (119)        2,637        1,090       N/M
Gain on branch divestitures                   --       12,473           --           --            --           --       N/M
-------------------------------------------------------------------------------------------------------------------------------
   Total revenue (1)                     489,279      469,103      425,587      391,223       382,315      350,790       6.9
-------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                 85,000       33,500       28,700       29,803        14,798       14,987      41.5
Salaries and
   other operating expenses              299,716      257,845      245,109      228,034       223,897      199,088       8.5
Merger and restructuring costs                --           --        9,703       37,503            --           --       N/M
Income taxes (1)                          34,150       59,826       49,031       34,187        50,363       51,272      (7.8)
-------------------------------------------------------------------------------------------------------------------------------
   Income from
     continuing operations                70,413      117,932       93,044       61,696        93,257       85,443      (3.8)
Discontinued operations (after-tax)           --           --           --           --         4,101       (9,854)      N/M
-------------------------------------------------------------------------------------------------------------------------------
   Net income                         $   70,413   $  117,932   $   93,044   $   61,696    $   97,358   $   75,589      (1.4)%
===============================================================================================================================
Per Share Data (2)
Net income (diluted)                  $     1.05   $     1.75   $     1.36   $     0.90    $     1.36   $     1.06      (0.1)%
Cash dividends paid                         0.72         0.66         0.59         0.56          0.51         0.46       9.5
Book value at year-end                     10.75        11.05         9.48         8.98          8.51         8.76       4.2
Stock price at year-end                    21.76        22.04        21.81        24.63         25.42        27.73      (4.7)
Balance Sheet Data
 (at December 31)
Total assets                          $9,353,896   $9,612,556   $9,080,473   $8,767,748    $8,086,012   $7,334,271      5.0 %
Loans (3)                              5,586,455    5,769,635    6,132,854    6,348,313     5,714,688    5,058,460      2.0
Deposits                               6,493,092    6,439,280    6,616,440    6,583,906     5,962,069    5,436,381      3.6
Other borrowings                       1,624,092    1,234,014    1,083,046      863,165       768,055      675,745     19.2
Shareholders' equity                     715,490      740,710      639,235      626,341       584,995      605,849      3.4
Performance Ratios
Return on average assets                    0.74 %       1.27 %       1.05 %       0.73 %        1.25 %       1.08 %
Return on average
  shareholders' equity                      9.48        17.05        14.45        10.55         15.82        12.65
Dividend payout                            68.69        37.25        43.13        62.84         36.52        40.38
Average equity to average assets            7.78         7.47         7.27         6.92          7.90         8.57
Net interest margin (1)                     3.37         3.65         3.77         3.65          4.09         4.26
Efficiency ratio
 (noninterest expense/revenue) (1)         61.26        54.97        59.87        67.87         58.56        56.75
Net charge-offs
   to average loans (3)                     1.21         0.34         0.45         0.39          0.17         0.24
Allowance for loan losses to
 ending loans (3)                           1.87         1.52         1.21         1.16          1.15         1.17
Other Data
Number of full-time
  equivalent employees                     3,019        2,941
Number of shareholders                    25,459       25,718
Number of shares traded
  (in thousands) (2)                      15,653       12,337
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes the effect of taxable equivalent adjustments of $25.1 million for 2003, $25.2 million for 2002, $21.3 million for 2001, $19.6 million for 2000, $17.9 million for 1999, and $15.9 million for 1998 using the federal statutory tax rate in effect of 35% for all periods.
(2) All share and per share data have been adjusted for stock dividends and stock splits, including a 5% stock dividend to shareholders of record on January 6, 2004, distributed on January 27, 2004. Diluted data assumes the conversion of stock options and subordinated debentures.
(3)   Includes residential loans held for sale.
N/M = Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
The 2003 net income of Old National decreased significantly compared to previous years. Old National was negatively affected by considerable credit quality issues during 2003, resulting in substantially increased provisions for loan losses. In addition, a reserve for the settlement of pending litigation resulted in $10.0 million of additional expenses for the year. Weak loan demand in the markets served by Old National as well as low interest rates negatively affected the net interest margin.

As a result of management's balance sheet strategies, Old National's financial condition showed a decrease in assets and liabilities at December 31, 2003, reflecting heavy refinancing of residential real estate loans during the year, a reduction in the investment portfolio, and a reduction of certificates of deposits and borrowed funds. Management uses various indicators such as return on assets, return on equity and asset quality ratios in order to evaluate the performance of the business. These are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL BASIS
The following discussion is an analysis of Old National's results of operations for the years ended December 31, 2001 through 2003, and financial condition as of December 31, 2003 and 2002. This discussion and analysis should be read in conjunction with Old National's consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National's business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management's current expectations and the related forward-looking statements. See Item 1, "Business" for further information regarding forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in the annual report, are based upon Old National's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the mortgage servicing rights and the valuation of goodwill and intangibles. Actual results could differ from those estimates.

o Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management's best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required reserve. In either instance, unanticipated changes could have a significant impact on results of operations.

     The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National's policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

o Mortgage Servicing Rights. Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the mortgage servicing rights retained based on the relative fair values of each. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Amortization of capitalized mortgage servicing rights is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets. Impairment of mortgage servicing rights exists if the book value of the mortgage servicing rights exceed its estimated fair value. In determining impairment, mortgage servicing rights are stratified by interest rates. Critical assumptions used in determining fair value include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in expected mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Fair values, using estimated mortgage loan prepayment rates, are derived from a third-party statistical model. Negative adjustments to the value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable.

o Goodwill and Intangibles. Effective January 1, 2002, Old National adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142 discontinued amortization of goodwill and indefinite-lived assets. Intangible assets with a determinable useful life continue to be amortized over that period. For purchase acquisitions, Old National is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

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

Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuations of mortgage servicing rights; and the valuation of goodwill and intangibles are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as net income. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the company's disclosure relating to it in this Management's Discussion and Analysis.

NON-GAAP FINANCIAL MEASURES
In January 2003, the United States Securities and Exchange Commission ("SEC") issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures." A non-GAAP financial measure is a numerical measure of a company's historical or future performance, financial position or cash flow that excludes or includes amounts or adjustments that are not in accordance with generally accepted accounting principles ("GAAP"). Regulation G requires companies that present non-GAAP financial measures to disclose a numerical reconciliation to the most directly comparable measurement using GAAP as well as the reason why the non-GAAP measure is an important measure. Management does not believe it has used any non-GAAP financial measures in this annual report on Form 10-K.

ACQUISITION, CONSOLIDATION AND DIVESTITURE ACTIVITY
During 2003 and 2002, Old National acquired various financial services companies. These acquisitions were accounted for as purchases in accordance with SFAS No. 141, "Business Combinations." These key acquisitions in the asset management consulting and insurance agency operations enhanced the growth of the non-bank services segment, also referred to as the Old National Signature Group, and expanded Old National into its targeted metropolitan markets. See Note 2 to the consolidated financial statements for more details regarding the various acquisitions.

During the third quarter of 2002, Old National finalized branch sales in markets no longer considered consistent with the company's strategy resulting in a pre-tax gain of $12.5 million and an after-tax gain of $8.3 million. The branch sales resulted in a decrease in total loans of $107.3 million and total deposits of $202.9 million. During 2001, Old National completed its One Bank consolidation project that started in 1999 with the merger of its remaining banking charters into one bank. The goals of One Bank included a single brand image, common products offered throughout the banking locations and improved back-office efficiency. In the second quarter of 2001, Old National further streamlined its regional banking administrative structure and incurred after-tax expenses of $5.9 million in the consolidation of acquisitions made in 2000.

RESULTS OF OPERATIONS

Earnings Summary
In 2003, Old National generated $70.4 million of net income and $1.05 net income per share compared to $117.9 million and $1.75, respectively in 2002. The 2002 earnings included an $8.3 million, or $0.12 per share, after-tax gain on branch sales. Old National's return on average assets was 0.74% and return on average shareholders' equity was 9.48% for the year, which decreased significantly from 2002 ratios of 1.27% and 17.05%, respectively.

The most significant impact on net income in 2003 was the provision for loan losses of $85.0 million, an increase of $51.5 million over the $33.5 million recorded in 2002, resulting from significant deterioration in credit quality. Other significant factors negatively affecting net income included weak commercial loan demand, deterioration of the net interest margin from declining interest rates, and a charge of $10.0 million pre-tax, or $6.7 million after-tax, to establish a reserve related to litigation settlements. During 2003, Old National recognized $23.6 million of gains on the sales of investment securities compared to $12.4 million recognized in 2002. In addition, record origination volumes in mortgage operations and acquisitions in the non-bank services segment had a positive impact on 2003 earnings results.

Business Line Results
Old National is managed in three primary business segments. Table 1 summarizes Old National's business line results for the years ended December 31.

        BUSINESS LINE RESULTS (TABLE 1)
        -------------------------------------------------------------------
        (dollars in thousands)                2003        2002        2001
        -------------------------------------------------------------------
        Community banking                  $58,759     $93,260     $78,671
        Non-bank services                    4,472       2,402       2,200
        Treasury                            13,916      13,988      18,093
        Other                               (6,734)      8,282      (5,920)
        -------------------------------------------------------------------
           Consolidated net income         $70,413    $117,932     $93,044
        ===================================================================

The 2003 community banking segment profit decreased $34.5 million from 2002. Increases in noninterest income of $13.3 million over 2002, were offset by the increased provision for loan losses of $51.5 million and decreases in net interest income of $6.8 million. Net interest income suffered from the refinancing of residential real estate loans, with many of the new loans being sold into the secondary market, and weak commercial and commercial real estate loan demand in the regions served by Old National. Noninterest income for 2003 increased primarily due to the increased mortgage banking activity during the current year. Noninterest expense increased $8.3 million, or 3.4% primarily due to outside processing expenses related to the third-party subcontracting of the servicing functions of Old National's mortgage banking activities.

The 2003 non-bank services segment profit increased $2.1 million from 2002 primarily due to acquisitions of several insurance agencies and an asset management company over the past year and a half. These acquisitions increased noninterest income by $29.4 million and noninterest expense by $24.8 million over 2002.

The treasury segment showed very little change in 2003 as compared to 2002, as the net securities gains increase of $11.1 million in 2003 compared to 2002, was offset by an $11.6 million decrease in net interest income for this segment. Treasury's net interest income included income derived from the company's interest rate risk position that was negatively impacted by declining interest rates during most of 2003.

The "Other" segment profit included gains or charges which management chose not to allocate to the various segments. "Other" for 2003 included expenses to record the litigation reserve of $10.0 million and 2002 included the gain of $12.5 million related to the sales of branches.

Net Interest Income
Net interest income, the difference between interest income earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds, was the most significant component of Old National's earnings, comprising over 58% of Old National's 2003 revenues. Net interest income and net interest margin in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate in effect of 35% for all periods. Net income is unaffected by these taxable equivalent adjustments. Net interest income included taxable equivalent adjustments of $25.1 million for 2003 and $25.2 million for 2002.

Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets and funding sources and the interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from customer deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National's ability to optimize its mix of assets and funding and its net interest income and margin.

Taxable equivalent net interest income was $297.1 million in 2003, a 5.6% decrease from the $314.6 million reported in 2002. The net interest margin was 3.37% for 2003, compared to 3.65% reported for 2002. Average earning assets grew $191.2 million, which primarily consisted of increased investment securities of $417.6 million net of decreased loans of $226.8 million, while the yield on average earning assets declined 103 basis points from 6.65% to 5.62%. Much of the asset growth was funded by interest-bearing liabilities that increased $172.5 million or 2.2%, and the cost of interest-bearing liabilities declined only 83 basis points from 3.32% to 2.49%. Noninterest-bearing deposits provided an additional $40.5 million in funding and other liabilities and equity increased $75.1 million.

The decline in interest rates was the primary factor contributing to lower net interest income and net interest margin in 2003. The target Federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, declined in June 2003 to 1.00% and was unchanged through the remainder of the year. Market-driven interest rates, as evidenced by the five-year United States Treasury Note yield, decreased during 2003 before rebounding by the end of 2003. The five-year Treasury note yield fell from 2.93% in January 2003 to 2.29% in May 2003 before increasing to 3.25% by December 2003.

The decrease in interest rates during 2003 had a significant impact on the mix and yield of earning assets. Driven by lower rates, many of the company's residential real estate loans were refinanced in 2003, with the new loan production being sold into the secondary loan market, shrinking the residential loan portfolio. Additionally, commercial and commercial real estate loans did not grow appreciably during the year, a result of both continued weak loan demand in our markets and more stringent loan underwriting standards. The decline in loans shifted much of the company's asset growth to investment securities, a lower yielding asset class compared to loans. In addition, many of the company's investment securities matured, prepaid or were sold in 2003 because of lower rates and were replaced by lower yielding securities.

Table 2 presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31. Table 3 shows fluctuations in net interest income attributable to the impact of changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (TABLE 2)

-----------------------------------------------------------------------------------------------------------------------------
                                              2003                           2002                            2001
                                 -----------------------------  -----------------------------  ------------------------------
(tax equivalent basis,             Average    Interest  Yield/    Average    Interest  Yield/    Average    Interest  Yield/
dollars in thousands)              Balance     & Fees    Rate     Balance     & Fees    Rate     Balance     & Fees    Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
Money market investments         $   26,284   $    314   1.19 % $   25,841   $    383   1.48 % $   21,683   $    805   3.71 %
Investment securities:
   U.S. Treasury and
    Government agencies (1)       2,338,860     94,475   4.04    1,934,693    100,076   5.17    1,254,893     79,644   6.35
   States and political
    subdivisions (4)                667,498     46,856   7.02      656,085     46,777   7.13      581,725     41,125   7.07
   Other securities                 122,507      5,956   4.86      120,467      7,135   5.92      159,501     10,155   6.37
-----------------------------------------------------------------------------------------------------------------------------
   Total investment securities    3,128,865    147,287   4.71    2,711,245    153,988   5.68    1,996,119    130,924   6.56
-----------------------------------------------------------------------------------------------------------------------------
Loans: (2)
   Commercial (4)                 1,686,664     94,706   5.61    1,690,377    111,201   6.58    1,691,817    138,433   8.18
   Commercial real estate         1,866,105    109,475   5.87    1,844,492    127,877   6.93    1,855,338    152,575   8.22
   Residential real estate (3)    1,003,098     63,947   6.37    1,286,664     94,135   7.32    1,682,167    130,664   7.77
   Consumer, net of
    unearned income               1,095,567     79,142   7.22    1,056,730     84,976   8.04    1,051,673     97,627   9.28
-----------------------------------------------------------------------------------------------------------------------------
   Total loans (3)                5,651,434    347,270   6.14    5,878,263    418,189   7.11    6,280,995    519,299   8.27
-----------------------------------------------------------------------------------------------------------------------------
   Total earning assets           8,806,583   $494,871   5.62 %  8,615,349   $572,560   6.65 %  8,298,797   $651,028   7.84 %
                                              ===============                ===============                ===============
Less: Allowance for
 loan losses                        (93,154)                       (81,365)                       (74,491)
Non-Earning Assets
Cash and due from banks             178,189                        186,534                        180,227
Other assets                        660,360                        543,421                        459,941
-------------------------------------------                     ----------                     ----------
   Total assets                  $9,551,978                     $9,263,939                     $8,864,474
===========================================                     ==========                     ==========
Interest-Bearing Liabilities
NOW deposits                     $1,504,662   $ 13,550   0.90 % $1,215,858   $ 15,033   1.24 % $  930,120   $ 14,712   1.58 %
Savings deposits                    479,328      3,511   0.73      462,633      5,454   1.18      409,220      7,839   1.92
Money market deposits               612,044      5,729   0.94      644,037     10,003   1.55      778,366     25,864   3.32
Time deposits                     3,061,922    115,881   3.78    3,468,623    156,070   4.50    3,706,416    205,199   5.54
-----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
    deposits                      5,657,956    138,671   2.45    5,791,151    186,560   3.22    5,824,122    253,614   4.35
Short-term borrowings               687,588      7,258   1.06      688,958     10,971   1.59      583,035     21,862   3.75
Other borrowings                  1,590,262     51,812   3.26    1,283,225     60,423   4.71    1,062,377     62,932   5.92
-----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                  7,935,806   $197,741   2.49 %  7,763,334   $257,954   3.32 %  7,469,534   $338,408   4.53 %
                                              ===============                ===============                ===============
Noninterest-Bearing
 Liabilities
Demand deposits                     752,788                        712,308                        664,347
Other liabilities                   120,300                         96,601                         86,499
Shareholders' equity                743,084                        691,696                        644,094
-------------------------------------------                     ----------                     ----------
   Total liabilities and
    shareholders' equity         $9,551,978                     $9,263,939                     $8,864,474
===========================================                     ==========                     ==========
Interest Margin Recap
Interest income/average
 earning assets                               $494,871   5.62 %              $572,560   6.65 %              $651,028   7.84 %
Interest expense/average
 earning assets                                197,741   2.25                 257,954   3.00                 338,408   4.07
-----------------------------------------------------------------------------------------------------------------------------
   Net interest income
    and margin                                $297,130   3.37 %              $314,606   3.65 %              $312,620   3.77 %
=============================================================================================================================

(1)  Includes Government agency mortgage-backed securities.
(2) Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received. Includes loan fees of $8.9 million in 2003, $12.2 million in 2002 and $12.0 million in 2001.
(3)  Includes residential loans held for sale.
(4) Interest on states and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $15.9 million and $9.2 million, respectively, in 2003; $16.0 million and $9.2 million, respectively, in 2002; and $13.4 million and $7.9 million, respectively, in 2001; using the federal statutory tax rate in effect of 35% for all periods.

NET INTEREST INCOME - RATE/VOLUME ANALYSIS (TABLE 3)

-------------------------------------------------------------------------------------------------------
                                        2003 vs. 2002                           2002 vs. 2001
                            ------------------------------------   ------------------------------------
                                               Attributed to                          Attributed to
(tax equivalent basis,        Total      -----------------------     Total      -----------------------
 dollars in thousands)        Change       Volume         Rate       Change       Volume        Rate
-------------------------------------------------------------------------------------------------------
Interest Income
Money market investments    $     (69)   $       6    $     (75)   $    (422)   $     108    $    (530)
Investment securities (1)      (6,701)      21,689      (28,390)      23,064       43,761      (20,697)
Loans (1)                     (70,919)     (15,038)     (55,881)    (101,110)     (30,974)     (70,136)
-------------------------------------------------------------------------------------------------------
   Total interest income      (77,689)       6,657      (84,346)     (78,468)      12,895      (91,363)
-------------------------------------------------------------------------------------------------------
Interest Expense
NOW deposits                   (1,483)       3,086       (4,569)         321        4,026       (3,705)
Savings deposits               (1,943)         160       (2,103)      (2,385)         827       (3,212)
Money market deposits          (4,274)        (398)      (3,876)     (15,861)      (3,275)     (12,586)
Time deposits                 (40,189)     (16,846)     (23,343)     (49,129)     (11,932)     (37,197)
Short-term borrowings          (3,713)         (18)      (3,695)     (10,891)       2,829      (13,720)
Other borrowings               (8,611)      12,231      (20,842)      (2,509)      11,741      (14,250)
-------------------------------------------------------------------------------------------------------
   Total interest expense     (60,213)      (1,785)     (58,428)     (80,454)       4,216      (84,670)
-------------------------------------------------------------------------------------------------------
   Net interest income      $ (17,476)   $   8,442    $ (25,918)   $   1,986    $   8,679    $  (6,693)
=======================================================================================================

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(1) Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $15.9 million and $9.2 million, respectively, in 2003; $16.0 million and $9.2 million, respectively, in 2002; and $13.4 million and $7.9 million, respectively, in 2001; using the federal statutory tax rate in effect of 35% for all periods.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines necessary to provide an adequate allowance for losses in the loan portfolio. The provision for loan losses was $85.0 million for 2003, a significant increase from the $33.5 million recorded in 2002. Refer to "Allowance for Loan Losses and Asset Quality " section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.

Noninterest Income
Old National generates revenues in the form of noninterest income through fees and sales commissions from its core banking franchise and other related businesses, such as trust and asset management, investment products and insurance. This source of revenue has grown as a percentage of total revenue to 39.3% in 2003 compared to 32.9% in 2002, which has been beneficial during this downward turn in net interest income. Old National will continue to focus on noninterest income revenue streams while carefully managing balance sheet risk positions to ensure that Old National is well-positioned for the anticipated turnaround in market conditions.

Noninterest income for 2003 was $192.1 million, an increase of $37.7 million, or 24.4% over the $154.5 million reported for 2002. In 2003, Old National realized $23.6 million of gains on the sales of investment securities in comparison to $12.4 million for the same period of 2002. Investment securities transactions are considered as part of the continuing management of the balance sheet to address interest rate and yield curve shifts.

Total fee and service charge income in 2003 increased 30.1% from 2002. Mortgage banking revenue, a major component of this increase, totaled $19.1 million for 2003 compared to $14.5 million for 2002, an increase of $4.6 million, or 32.1%. Residential real estate loan originations reached record levels in 2003 with dollars of loans closed of $1.316 billion compared to $1.100 billion for 2002 and number of closed loans of 13,249 in 2003 compared to 11,537 in 2002. Trust and asset management, insurance brokerage and investment product revenues totaled $80.3 million during 2003 compared to $50.1 million during 2002. During 2003 and in the second half of 2002, Old National acquired various insurance agencies and an asset management consulting company, which provided Old National with additional sources of noninterest income. The acquisition of these companies increased noninterest trust and asset management fees by $5.0 million, insurance brokerage fees by $22.6 million and investment product revenue by $0.5 million over 2002 results. Deposit-related fees and service charges were $44.9 million in 2003 compared to $42.0 million for 2002, an increase of $2.9 million, or 6.8%. This increase came from growth in transaction accounts, collection initiatives and an increase in service charge rates.

Table 4 presents changes in the components of noninterest income for the years ended December 31.

NONINTEREST INCOME (TABLE 4)

-------------------------------------------------------------------------------------------
                                                                            % Change From
                                                                              Prior Year
                                                                           ----------------
(dollars in thousands)                       2003       2002       2001     2003     2002
-------------------------------------------------------------------------------------------
Trust and asset management fees           $ 30,470   $ 24,387   $ 20,681    24.9 %   17.9 %
Service charges on deposit accounts         44,855     41,988     40,478     6.8      3.7
ATM fees                                     7,474      6,876      5,604     8.7     22.7
Mortgage banking revenue                    19,144     14,496      9,737    32.1     48.9
Insurance premiums and commissions          39,225     16,686     13,296   135.1     25.5
Investment product fees                     10,567      8,983      6,819    17.6     31.7
Bank-owned life insurance                    6,922      7,944      5,349   (12.9)    48.5
Other income                                 9,936      8,220      6,233    20.9     31.9
-------------------------------------------------------------------------------------------
   Total fee and service charge income     168,593    129,580    108,197    30.1     19.8
Net securities gains                        23,556     12,444      4,770     N/M      N/M
Gain on branch divestitures                     --     12,473         --     N/M      N/M
-------------------------------------------------------------------------------------------
   Total noninterest income               $192,149   $154,497   $112,967    24.4 %   36.8 %
===========================================================================================
Noninterest income to total revenue (1)       39.3 %     32.9 %     26.5 %
--------------------------------------------------------------------------

(1) Total revenue includes the effect of a taxable equivalent adjustment of $25.1 million in 2003, $25.2 million in 2002 and $21.3 million in 2001.
N/M = Not meaningful

Noninterest Expense
Old National strives to improve its efficiency through cost control efforts and technology advancements while still providing quality customer service. In the banking industry, the efficiency ratio, which is calculated by dividing noninterest expense by the sum of taxable equivalent net interest income and noninterest income, is often used to measure expense levels. The efficiency ratio decreases when revenue is greater in relation to expenses and increases when revenue is lesser in relation to expenses. A decreasing efficiency ratio represents positive trends and improved efficiency. The efficiency ratio increased to 61.26% in 2003 from 54.97% in 2002, representing a negative trend.

A company-wide program, "Ascend," has been initiated as discussed in Item 1, "Business," which is designed to be an intense evaluation of every aspect of operations for expense reductions and revenue growth ideas. As a result of this program, Old National expects to have significant improvements in efficiency by the end of the implementation phase in 2005.

Noninterest expense for 2003 totaled $299.7 million, an increase of $41.9 million, or 16.2% over the $257.8 million recorded in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $169.0 million in 2003 compared to $148.5 million in 2002, an increase of $20.6 million, of which $18.1 million directly related to acquisitions. Outside processing expenses totaled $19.1 million for 2003 compared to $13.6 million recorded in 2002. This increase in 2003 primarily resulted from a full year of expense related to the mortgage third-party servicing subcontractor compared to one-half year in 2002. Other losses of $14.7 million in 2003 compared to $5.4 million in 2002, included a $10.0 million charge in 2003 to establish a reserve in connection with litigation, which was partially settled during the fourth quarter. For additional information, see Note 17 to the consolidated financial statements. Overall, the remaining components of noninterest expense totaled $96.9 million for 2003 compared to $90.3 million for 2002, an increase of 7.3% or $6.6 million, with $6.1 million directly related to acquisitions.

Old National will complete construction of its principal executive offices in 2004. It is expected that the net increase to occupancy, equipment and other noninterest expense components will have an annualized impact to net income per share of $0.02. However, the impact does not take into account that the lease of Old National's current headquarters would have increased substantially beginning in 2005, decreasing the impact below $0.02.

Table 5 presents changes in the components of noninterest expense for the years ended December 31.

NONINTEREST EXPENSE (TABLE 5)

-------------------------------------------------------------------------------------------
                                                                            % Change From
                                                                              Prior Year
                                                                           ----------------
(dollars in thousands)                       2003       2002       2001     2003     2002
-------------------------------------------------------------------------------------------
Salaries and employee benefits             $169,025   $148,450   $138,210   13.9 %   7.4 %
Occupancy                                    18,166     16,154     15,599   12.5     3.6
Equipment                                    14,296     15,153     16,206   (5.7)   (6.5)
Marketing                                    11,085     11,026      8,109    0.5    36.0
FDIC insurance premiums                       1,007      1,132      1,222  (11.0)   (7.4)
Outside processing                           19,078     13,640     10,757   39.9    26.8
Communications and transportation            11,595     11,738     10,907   (1.2)    7.6
Professional fees                             9,111      8,959      7,415    1.7    20.8
Loan expense                                  7,041      6,496      6,416    8.4     1.2
Supplies                                      4,829      5,048      5,529   (4.3)   (8.7)
Other losses                                 14,676      5,445      6,177  169.5   (11.9)
Goodwill amortization                            --         --      5,909     --  (100.0)
Other intangible amortization                 2,612      1,174        865  122.5    35.7
Other expense                                17,195     13,430     11,788   28.0    13.9
-------------------------------------------------------------------------------------------
   Salaries and other operating expenses    299,716    257,845    245,109   16.2     5.2
Merger and restructuring costs                   --         --      9,703    N/M     N/M
-------------------------------------------------------------------------------------------
   Total noninterest expense               $299,716   $257,845   $254,812   16.2 %   1.2 %
===========================================================================================
N/M = Not meaningful

Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National's financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. Old National's effective tax rate was 11.4% in 2003 and 22.7% in 2002. The decreased tax rate in 2003 resulted from a higher percentage of tax-exempt income to total income. The reduction in 2003 total income is discussed in the earnings summary above. See Note 11 to the consolidated financial statements for additional details on Old National's income tax provision.

Interim Financial Data
Table 6 provides a detailed summary of quarterly results of operations for the years ended December 31. These results contain all normal and recurring adjustments necessary for a fair and consistent presentation.

INTERIM FINANCIAL DATA (TABLE 6)

-------------------------------------------------------------------------------------------------------------------------------
                                              Quarters Ended 2003                               Quarters Ended 2002
(unaudited, dollars             -----------------------------------------------   ---------------------------------------------
 and shares in thousands,        December    September         June       March    December   September        June       March
 except per share data)                31           30           30          31          31          30          30          31
-------------------------------------------------------------------------------------------------------------------------------
Interest income                 $ 111,176    $ 114,761    $ 120,233   $ 123,578   $ 131,052   $ 136,277   $ 139,704   $ 140,350
Interest expense                   44,909       47,289       51,768      53,775      61,001      64,710      66,350      65,893
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income             66,267       67,472       68,465      69,803      70,051      71,567      73,354      74,457
Provision for loan losses          26,000       27,500       22,500       9,000       7,500      11,000       7,500       7,500
Noninterest income                 40,543       45,773       62,913      42,920      40,354      52,512      31,124      30,507
Noninterest expense                80,126       75,465       73,960      70,165      69,307      66,729      60,545      61,264
-------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes         684       10,280       34,918      33,558      33,598      46,350      36,433      36,200
Income tax expense (benefit)       (4,592)      (1,530)       7,851       7,298       6,869      11,521       7,920       8,339
-------------------------------------------------------------------------------------------------------------------------------
   Net income                   $   5,276    $  11,810    $  27,067   $  26,260   $  26,729   $  34,829   $  28,513   $  27,861
===============================================================================================================================
Net income per share (1)
   Basic                        $    0.08    $    0.17    $    0.41   $    0.39   $    0.40   $    0.52   $    0.42   $    0.41
   Diluted                           0.08         0.17         0.41        0.39        0.40        0.52        0.42        0.41
-------------------------------------------------------------------------------------------------------------------------------
Weighted average shares (1)
   Basic                           66,678       66,904       66,646      66,889      66,794      67,096      67,433      67,393
   Diluted                         66,728       67,071       66,699      66,945      66,863      67,279      67,603      67,495
-------------------------------------------------------------------------------------------------------------------------------

(1) All share and per share data have been adjusted for stock dividends, including a 5% stock dividend to shareholders of record on January 6, 2004, distributed on January 27, 2004. Diluted data assumes the conversion of stock options.

FINANCIAL CONDITION

Overview
Old National's assets at December 31, 2003, were $9.354 billion, a 2.7% decrease compared to $9.613 billion recorded at December 31, 2002. Investments and loans decreased $160.6 million and $106.9 million, respectively, and total liabilities declined $233.4 million compared to December 31, 2002. Total shareholders' equity decreased $25.2 million from year-end 2002.

Earning Assets
Old National's earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $8.518 billion at December 31, 2003, a decrease of 3.9% from December 31, 2002. During the first half of 2003, investment securities increased as a temporary source of earning assets. During the second half of 2003, Old National reduced its investment portfolio due to fewer attractive investment opportunities and the company's need to reduce its sensitivity to rising interest rates. Despite the continued weakness in commercial lending and the specific sales of $62.7 million of nonaccrual commercial and residential real estate loans, total loans decreased only slightly as these factors were partially offset by consumer loan growth.

Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the company's funding requirements. However, Old National added 15- and 20-year fixed-rate mortgage pass-through securities to its held-to-maturity investment portfolio during 2003.

At December 31, 2003, the investment securities portfolio was $2.917 billion compared to $3.078 billion at December 31, 2002, a decrease of 5.2%. Investment securities represented 34.2% of earning assets at December 31, 2003, compared to 34.7% at December 31, 2002. During 2002 and the first half of 2003, Old National increased the investment portfolio as a short-term alternative source of earning assets to offset declining residential real estate and minimal commercial and consumer loan growth. During the second half of 2003, Old National began decreasing the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger economic activity and stronger commercial loan demand would likely result in increased investments in loans and the investment portfolio would stabilize or decrease. Continued weak commercial loan demand, however, may cause Old National to use cash flows to reinvest in securities.

Investment securities available-for-sale portfolio had net unrealized gains of $23.7 million at December 31, 2003, compared to $86.2 million at December 31, 2002. The decrease was a result of higher market interest rates and a smaller portfolio of securities available-for-sale at December 31, 2003, compared to December 31, 2002. Also, Old National realized pre-tax gains on sales of securities from this portfolio of $23.6 million during 2003.

The investment portfolio had an average life of 4.86 years at December 31, 2003, compared to 3.10 years at December 31, 2002. The average yields on available-for-sale investment securities, on a taxable equivalent basis, were 4.90% in 2003 and 5.43% in 2002. The average yield on the held-to-maturity portfolio was 4.29% in 2003.

At December 31, 2003, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $149.0 million by Indiana, which represented 20.8% of shareholders' equity, and $119.4 million by Illinois, which represented 16.7% of shareholders' equity. At December 31, 2002, the aggregate market values of the concentration of certain states and their political subdivisions were $156.8 million by Indiana, which represents 21.2% of shareholders' equity, and $122.8 million by Illinois, which represents 16.6% of shareholders' equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders' equity.

Residential Loans Held for Sale
Residential loans held for sale were $16.3 million at December 31, 2003, compared to $92.6 million at December 31, 2002. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of movement of originations and loan sales to the secondary market. At December 31, 2003, loan originations were down compared to December 31, 2002, primarily due to an upturn in interest rates at the end of 2003.

Lending and Loan Administration
Old National's credit culture has historically featured decision-making near the customer with corporate oversight. In 2003, due to continued credit quality concerns, Old National implemented certain credit approval disciplines in order to continue to focus on the reduction of problem and non-performing loans in the portfolio, including a restructuring of the manner in which commercial loans are analyzed and approved. Community-based loan personnel, which now include independent underwriting and analytic support staff, continue to have the authority to extend credit under guidelines established and administered by Old National's Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs and regularly reviews the loan policy to assure it remains appropriate for the current lending environment.

Old National lends primarily to small- and medium-sized commercial and commercial real estate customers in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National, the company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Old National's policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois, Kentucky and Tennessee, with a focus on increasing its presence in the metropolitan markets, including Indianapolis, Louisville and St. Louis. Old National has been affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which has resulted in minimal growth of commercial and consumer loans and tighter credit underwriting standards. Old National anticipates that when the economy in Old National's principal markets begins to improve, commercial and consumer loans will begin to show higher levels of growth.

In the past four years, commercial loans average growth rate was 4.9% per year while commercial real estate grew 9.1% per year. Residential real estate loans declined 18.7% per year while consumer loans rose 5.9% annually over the same period. Table 7 presents the composition of the loan portfolio at December 31.

LOAN PORTFOLIO AT YEAR-END (TABLE 7)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Four-Year
(dollars in thousands)                                2003         2002         2001         2000         1999    Growth Rate
-----------------------------------------------------------------------------------------------------------------------------
Commercial                                         $1,618,095   $1,696,347   $1,742,937   $1,606,509   $1,338,255      4.9 %
Commercial real estate                              1,849,275    1,883,303    1,848,945    1,810,805    1,306,312      9.1
Consumer credit                                     1,163,337    1,053,620    1,064,109    1,042,629      926,345      5.9
-----------------------------------------------------------------------------------------------------------------------------
   Total loans excluding residential real estate    4,630,707    4,633,270    4,655,991    4,459,943    3,570,912      6.7
Residential real estate                               939,422    1,043,816    1,449,080    1,890,872    2,148,974    (18.7)
-----------------------------------------------------------------------------------------------------------------------------
   Subtotal                                         5,570,129    5,677,086    6,105,071    6,350,815    5,719,886     (0.7)%
                                                                                                                    =========
Less: Unearned income                                      12           49          317        2,502        5,198
-----------------------------------------------------------------------------------------------------------------------------
   Total loans                                      5,570,117    5,677,037    6,104,754    6,348,313    5,714,688
Less: Allowance for loan losses                       104,571       87,742       74,241       73,833       65,685
-----------------------------------------------------------------------------------------------------------------------------
   Net loans                                       $5,465,546   $5,589,295   $6,030,513   $6,274,480   $5,649,003
=================================================================================================================

Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 54.4% of earning assets at December 31, 2003, a slight increase from 52.3% at December 31, 2002. At December 31, 2003, commercial and commercial real estate loans decreased $78.3 million and $34.0 million, respectively, from December 31, 2002. During 2003, Old National sold $48.2 million of non-performing commercial loans, which contributed to the change in commercial and commercial real estate loans. A write-down of $11.3 million was recorded against the allowance for loan losses related to these sales. Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $109.8 million or 10.4% at December 31, 2003, compared to December 31, 2002, primarily due to a renewed focus on consumer lending.

Table 8 presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

        DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2003
        (TABLE 8)
        --------------------------------------------------------------------
                                 Within     1 - 5      Beyond
        (dollars in thousands)   1 Year     Years      5 Years      Total
        --------------------------------------------------------------------
        Interest rates:
           Predetermined        $216,322   $383,597   $210,477   $  810,396
           Floating              531,657    224,078     51,964      807,699
        --------------------------------------------------------------------
              Total             $747,979   $607,675   $262,441   $1,618,095
        ====================================================================

Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales on the secondary market, primarily to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association. Old National sells the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. These loans are sold with loan servicing retained in order to maintain customer relationships and generate noninterest income and fees. By using this strategy, Old National is able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National sells the majority of the residential real estate loans without recourse, currently having less than 1% of loans sold with recourse.

During 2003, residential real estate loans continued to liquidate at extraordinary levels in the low interest rate environment and the related boom in refinancing. As of December 31, 2003, residential real estate loans were $939.4 million, a decrease of $104.4 million or 10.0% from December 31, 2002. Old National's residential real estate loan portfolio was also affected by the sales of delinquent loans in 2003. These sales were to improve credit quality and reduce the level of non-performing loans and are not a part of Old National's ongoing strategy. Delinquent residential real estate loans of $14.5 million were sold to independent investors resulting in write-downs of $3.4 million recorded against the allowance for loan losses. During 2003, Old National developed additional mortgage products that fit within the company's interest rate risk profile that will be retained by the bank. As a result of this strategy, Old National would expect to see a stabilization of residential real estate loans on the consolidated balance sheet.

Allowance for Loan Losses and Asset Quality Administration
Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current and projected loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the company's highest risk loans is performed quarterly. Management follows the progress of the economy and how the continuing slow recovery might affect Old National's borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program. Its loan review system evaluates loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews conducted at the community bank locations as well as regular reviews of problem loan reports, delinquencies and charge-offs.

Each month, problem loan reports are prepared and reviewed, which include borrowers that show indications of being unable to meet debt obligations in the normal course of business, and loans which have other characteristics deemed by bank management to warrant special attention or have been criticized by regulators in the examination process. Classified loans include non-performing loans, past due 90 days and other problem loans while criticized loans, also known as special mention loans, are loans that have potential weaknesses that deserve management's close attention and require specific quarterly reviews by the bank.

Assets determined by the various evaluation processes to be under-performing receive special attention by Old National management. Under-performing assets consist of: 1) nonaccrual loans where the ultimate collectibility of interest or principal is uncertain; 2) loans renegotiated in some manner, primarily to provide for a reduction or deferral of interest or principal payments because the borrower's financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties.

A loan is generally placed on nonaccrual status when principal or interest become 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. When loans are classified as nonaccrual, interest accrued during the year is reversed against earnings; interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash received while a loan is classified as nonaccrual is recorded to principal.

Adjustments to the allowance for loan losses are made as deemed necessary for probable losses inherent in the portfolio. While an estimate of future losses is, by its very nature, difficult to precisely predict, management of Old National believes that the methodology that it uses in determining an appropriate reserve for future losses is reasonable.

Loan officers grade the larger commercial and commercial real estate loans in the portfolio periodically as determined by loan policy requirements or determined by specific guidelines based on loan characteristics as set by management and banking regulation. Periodically, these loan grades are reviewed independently by the loan review department. For impaired loans, an assessment is conducted as to whether there is likely loss in the event of default. If such a loss is determined to be likely, the loss is quantified and a specific reserve is assigned to the loan. For the balance of the commercial and commercial real estate loan portfolio, loan grade migration projections coupled with historic loss experience within the respective grades is used to develop reserve requirement ranges based on expected future losses.

A loan is considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15" when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities. During the third quarter of 2003, Old National revised its interpretation of impaired loans to strictly follow SFAS No. 114. Previous to this change, Old National's interpretation of impaired loans more conservatively included all problem credits with a potential collateral deficiency in the event of default and nonaccrual loans in larger groups of smaller-balance homogeneous loans. Had Old National made this in the prior year, impaired loans would have totaled $80.4 million rather than $303.2 million as reported at December 31, 2002. At December 31, 2003, the total impaired loans were $91.6 million of which $60.6 million had an allocated reserve of $20.6 million and $31.0 million had no specific reserve recorded.

Historic loss ratios adjusted for future expectations of economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans. The methodology used by Old National to predict losses on loans that are not impaired uses a system of allocating losses back to the original time the respective loans were booked and then moving those losses through the different loan grades as the loans migrate to higher risk classifications.

Allowance for Loan Losses and Asset Quality
At December 31, 2003, the allowance for loan losses was $104.6 million, an increase of $16.8 million compared to $87.7 million at December 31, 2002. As a percentage of total loans held for investment, the allowance increased to 1.88% at December 31, 2003, from 1.55% at December 31, 2002. During 2003, the provision for loan losses amounted to $85.0 million, an increase of $51.5 million over 2002. Various factors led to Old National's higher provision in 2003. First, the amount necessary to cover the higher than normal losses in 2003 was significant. Second, loan collateral values in the markets served by Old National deteriorated which led to the need for higher reserves in the event of liquidation. Third, recent experience elevated the rate of expected future losses.

The increase in the allowance for loan losses for commercial and commercial real estate loans accounted for virtually all of the increase in the total reserve from December 31, 2002, to December 31, 2003. For commercial and commercial real estate loans, the reserve as a percentage of that portfolio increased to 2.64% at December 31, 2003, from 2.22% at December 31, 2002. While the absolute level of classified and criticized loans at December 31, 2003, decreased 21.5% from December 31, 2002, bank management believed this level was appropriate given continued economic weakness and stresses in the Midwestern region on commercial borrowers. As a result, the reserve for commercial and commercial real estate loans increased by $12.3 million.

The reserve for residential real estate loans as a percentage of that portfolio increased to 0.5% at December 31, 2003, from 0.1% at December 31, 2002. This increase reflected an increase in historical loss rates due to higher residential real estate loan charge-offs during 2003, including the losses resulting from the sales of non-performing residential real estate loans. The reserve for consumer loans increased only slightly and the reserve as a percentage of loans in this portfolio was unchanged from December 31, 2002, to December 31, 2003 at 0.7% of the portfolio. This was reflective of little or no change in the performance and loss experience on the consumer loan portfolio. Table 9 details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS (TABLE 9)

-------------------------------------------------------------------------------------------------------------------------
                                  2003                2002               2001               2000              1999
                           ------------------   ----------------   ----------------   ----------------   ----------------
                                     Percent            Percent            Percent            Percent            Percent
                                     of Loans           of Loans           of Loans           of Loans           of Loans
                                     to Total           to Total           to Total           to Total           to Total
(dollars in thousands)      Amount    Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
-------------------------------------------------------------------------------------------------------------------------
Commercial and
  commercial real estate   $ 91,671   62.2 %  $ 79,412   63.1 %   $ 65,669   58.9 % $ 61,450   53.8 %   $ 53,460   46.3 %
Residential real estate       4,400   16.9       1,200   18.4        1,422   23.7      1,500     29.8      1,400   37.6
Consumer credit               8,500   20.9       7,130   18.5        7,150   17.4     10,883     16.4     10,825   16.1
-------------------------------------------------------------------------------------------------------------------------
   Total                   $104,571  100.0 %  $ 87,742  100.0 %   $ 74,241  100.0 %  $ 73,833   100.0 % $ 65,685  100.0 %
=========================================================================================================================

Charge-offs, net of recoveries, totaled $53.4 million in 2003 and $20.0 million in 2002. Additionally in 2003, write-downs of $14.7 million from loans transferred to held for sale related to loan sales were recognized. The 2003 charge-offs included significant items including one loan relationship write-down of $10.3 million and a $6.5 million single commercial credit charge-off resulting from fraud in the customer's operation. Although net charge-offs have been concentrated primarily in commercial loans reflecting slowdown of the economy, no single industry segment represented a significant share of total net charge-offs. The allowance to average loans, which ranged from 1.18% to 1.85% for the last five years, was 1.85% at December 31, 2003. Table 10 summarizes activity in the allowance for loan losses for the years ended December 31, along with related statistics for the allowance and net charge-offs.

ALLOWANCE FOR LOAN LOSSES (TABLE 10)

---------------------------------------------------------------------------------------------------------
(dollars in thousands)                         2003         2002         2001         2000         1999
---------------------------------------------------------------------------------------------------------
Balance, January 1                         $   87,742   $   74,241   $   73,833   $   65,685   $   59,371
Loans charged-off:
   Commercial and commercial real estate       50,173       16,429       25,292       19,561        6,977
   Residential real estate                      1,358        1,211        1,399        1,500        1,524
   Consumer credit                             10,123        9,936        9,461        8,284        8,358
---------------------------------------------------------------------------------------------------------
   Total charge-offs                           61,654       27,576       36,152       29,345       16,859
---------------------------------------------------------------------------------------------------------
Recoveries on charged-off loans:
   Commercial and commercial real estate        5,622        3,989        5,013        2,402        2,975
   Residential real estate                         82          913          165          510          443
   Consumer credit                              2,523        2,675        2,682        2,546        3,957
---------------------------------------------------------------------------------------------------------
   Total recoveries                             8,227        7,577        7,860        5,458        7,375
---------------------------------------------------------------------------------------------------------
   Net charge-offs                             53,427       19,999       28,292       23,887        9,484
Write-downs on loans transferred
  to held for sale                             14,744           --           --           --           --
Provision charged to expense                   85,000       33,500       28,700       29,803       14,798
Acquired by acquisition                            --           --           --        2,232        1,000
---------------------------------------------------------------------------------------------------------
Balance, December 31                       $  104,571   $   87,742   $   74,241   $   73,833   $   65,685
==========================================================================================================
Average loans for the year (1)             $5,651,434   $5,878,263   $6,280,995   $6,087,869   $5,425,148

Asset Quality Ratios: (1)
   Allowance/year-end loans                      1.87 %       1.52 %       1.21 %       1.16 %       1.15 %
   Allowance/average loans                       1.85         1.49         1.18         1.21         1.21
   Net charge-offs/average loans (2)             1.21         0.34         0.45         0.39         0.17
---------------------------------------------------------------------------------------------------------

(1) Loans include residential loans held for sale.
(2) Net charge-offs include write-downs on loans transferred to held for sale.

Under-performing assets at year-end totaled $118.5 million in 2003 and $117.7 million in 2002. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 2.12% for 2003 and 2.04% for 2002. In 2003, the nonaccrual category of under-performing loans was $104.6 million, an increase of $4.3 million since December 31, 2002. This increase and the lower net loan balance at December 31, 2003, were significant contributors to the higher ratio of under-performing assets to total loans and foreclosed properties. In a review of industry standards during 2003 and in discussions with regulators, the company strengthened its internal policies in regards to nonaccrual loans. Also, in order to reduce the negative impact on earnings from high levels of nonaccrual loans, Old National sold $62.7 million of non-performing loans. At December 31, 2003, the allowance for loan losses to under-performing assets ratio stood at 88.24% compared to 74.54% at December 31, 2002.

Management believes that it has appropriately identified and reserved for loan losses related to nonaccrual loans at December 31, 2003. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collection of principal or interest. Approximately $42.4 million of nonaccrual loans less than thirty days delinquent were still contractually performing at December 31, 2003. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Management expects that trends in nonaccrual loans will be influenced by the degree to which the economy strengthens. Old National operates in the Midwest, primarily in the state of Indiana, which has been particularly negatively impacted by the weakness in the manufacturing segment of the economy. The longer the significant softness in manufacturing continues, the more stress it puts on Old National's borrowers, increasing the potential for additional nonaccrual loans.

Interest income of approximately $16.7 million in 2003 and $14.2 million in 2002 would have been recorded on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and restructured loans was $8.2 million in 2003 and $3.8 million in 2002. Old National had no renegotiated loans at December 31, 2003 and 2002, however, in 2001, Old National had renegotiated loans of $25.9 million from two borrowers whose loan payment schedules were modified to reduce their cash flow requirements while obtaining additional collateral and/or guarantees and shortening the loan term.

Classified loans were $343.9 million at December 31, 2003, a decrease of $111.8 million from $455.7 million at December 31, 2002. Of this total, other problem loans, which are loans reviewed for the borrowers' ability to comply with present repayment terms, totaled $234.2 million at December 31, 2003, compared to $345.9 million at December 31, 2002. Criticized loans, or special mention loans, were $215.7 million at December 31, 2003, a decrease of $41.4 million from $257.1 million at December 31, 2002. Management believes it has taken a prudent approach to the evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the portfolio's general condition and in establishing the allowance for loan losses.

Table 11 presents the components of under-performing assets for the years ended December 31.

UNDER-PERFORMING ASSETS (TABLE 11)

--------------------------------------------------------------------------------------------------
(dollars in thousands)                           2003       2002       2001       2000       1999
--------------------------------------------------------------------------------------------------
Nonaccrual loans                              $104,627   $100,287   $ 37,894   $ 22,690   $ 19,286
Renegotiated loans                                  --         --     25,871        227        450
Past due loans (90 days or more):
   Commercial and commercial real estate         4,127      8,567      8,024      2,269      1,797
   Residential real estate                          67        322      2,946      2,795      2,462
   Consumer                                        926        627      1,610      1,524        947
--------------------------------------------------------------------------------------------------
   Total past due loans                          5,120      9,516     12,580      6,588      5,206
Foreclosed properties                            8,763      7,916      9,204      3,616      3,700
--------------------------------------------------------------------------------------------------
   Total under-performing assets              $118,510   $117,719   $ 85,549   $ 33,121   $ 28,642
==================================================================================================
Classified loans (includes nonaccrual,
 renegotiated, past due 90 days
 and other problem loans)                     $343,943   $455,723   $359,847   $211,108   $122,466
Criticized loans                               215,700    257,059    340,007    198,064    133,666
--------------------------------------------------------------------------------------------------
   Total criticized and classified loans      $559,643   $712,782   $699,854   $409,172   $256,132
==================================================================================================
Asset Quality Ratios:
   Non-performing loans/total loans (1) (2)       1.87 %     1.74 %     1.04 %     0.36 %     0.35 %
   Under-performing assets/total loans and
    foreclosed properties (1)                     2.12       2.04       1.39       0.52       0.50
   Under-performing assets/total assets           1.27       1.22       0.94       0.38       0.35
   Allowance for loan losses/
    under-performing assets                      88.24      74.54      86.78     222.92     229.33
--------------------------------------------------------------------------------------------------

(1) Loans include residential loans held for sale.
(2) Non-performing loans include nonaccrual and renegotiated loans.

Goodwill and Other Intangibles
The non-bank services segment acquired various financial services companies in 2003, which increased goodwill to $129.3 million at December 31, 2003 from $110.6 million at December 31, 2002. Also as a result of these acquisitions, other intangible assets, primarily related to customer business relationships, increased to $41.9 million at December 31, 2003, from $27.0 million at December 31, 2002. Old National performs impairment testing of goodwill and other intangibles on an annual basis. As of December 31, 2003 and 2002, there was no impairment.

Funding
Total average funding, comprised of deposits and wholesale borrowings, was $8.689 billion at December 31, 2003, an increase of 2.5% from $8.476 billion at December 31, 2002. Average deposits decreased 1.4% in 2003 compared to an increase of 0.2% in 2002. Old National experienced growth in demand deposits and other low cost transaction accounts due to the lower rate environment and customer preference for transaction accounts.

Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. Average wholesale borrowings, including short-term borrowings and other borrowings, increased 15.5% in 2003 compared to 19.9% in 2002. Increases during the first half of 2003 financed investment portfolio growth, offset a reduction in certificates of deposits and was designed to take advantages of favorable interest rates. During the second half of 2003, wholesale borrowings decreased as investment portfolio growth slowed. See Notes 9 and 10 to the consolidated financial statements for additional details on Old National's financing activities. Table 12 presents changes in the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES - AVERAGE BALANCES (TABLE 12)
--------------------------------------------------------------------------------
                                                               % Change From
                                                                 Prior Year
(dollars in thousands)       2003        2002         2001      2003    2002
--------------------------------------------------------------------------------

Demand deposits           $  752,788  $  712,308   $  664,347    5.7 %   7.2 %
NOW deposits               1,504,662   1,215,858      930,120   23.8    30.7
Savings deposits             479,328     462,633      409,220    3.6    13.1
Money market deposits        612,044     644,037      778,366   (5.0)  (17.3)
Time deposits              3,061,922   3,468,623    3,706,416  (11.7)   (6.4)
--------------------------------------------------------------------------------
   Total deposits          6,410,744   6,503,459    6,488,469   (1.4)    0.2
Short-term borrowings        687,588     688,958      583,035   (0.2)   18.2
Other borrowings           1,590,262   1,283,225    1,062,377   23.9    20.8
--------------------------------------------------------------------------------
   Total funding sources  $8,688,594  $8,475,642   $8,133,881    2.5 %   4.2 %
===============================================================================

Table 13 presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER (TABLE 13)
-----------------------------------------------------------------------------
                                               Maturity Distribution
                                    -----------------------------------------
                          Year-End      1-90     91-180   181-365     Beyond
(dollars in thousands)     Balance      Days       Days      Days     1 Year
-----------------------------------------------------------------------------
2003                      $760,278  $477,835   $ 79,753   $41,435   $161,255
2002                       887,366   507,218    115,535    53,242    211,371
2001                       984,632   443,084    256,004    78,771    206,773
-----------------------------------------------------------------------------

Capital Resources and Regulatory Guidelines
Shareholders' equity totaled $715.5 million or 7.6% of total assets at December 31, 2003, and $740.7 million or 7.7% of total assets at December 31, 2002. The reduction in shareholders' equity during 2003 was primarily attributed to the change in the unrealized gains on investment securities, reflecting the change in the interest rate environment during 2003 and the fact that securities with gains of $23.6 million were sold during the year, with the gains recognized in income.

Old National paid cash dividends of $0.72 per share in 2003 (restated for the 5% stock dividend distributed on January 27, 2004), which decreased equity by $48.4 million. Also in 2003, Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders' equity by $37.8 million. Shares reissued for stock options and stock purchase plans, and stock issued for purchase merger transactions increased shareholders' equity by $6.7 million and $21.1 million, respectively, in 2003.

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 19 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

Table 14 presents Old National's significant fixed and determinable contractual obligations and significant commitments at December 31, 2003. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES
AND OFF-BALANCE SHEET ARRANGEMENTS (TABLE 14)

-------------------------------------------------------------------------------------------------------------------------
                                                                         Payments Due In
                                                        ----------------------------------------------------
                                                 Note     One Year        One to     Three to          Over
(dollars in thousands)                      Reference      or Less   Three Years   Five Years    Five Years        Total
-------------------------------------------------------------------------------------------------------------------------
Deposits without stated maturity                        $3,484,895    $       --     $     --      $     --   $3,484,895
Consumer and brokered certificates of deposit            1,399,163     1,001,453      128,953       478,628    3,008,197
Short-term borrowings                               9      414,588            --           --            --      414,588
Other borrowings                                   10      256,700       447,461      454,470       465,461    1,624,092
Operating leases                                   17        8,740        12,567        6,864        12,085       40,256
-------------------------------------------------------------------------------------------------------------------------
Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements
Commitments to extend credit                       17    1,577,124            --           --            --    1,577,124
Commercial letters of credit                       17       19,297            --           --            --       19,297
Standby letters of credit                          17       85,381            --           --            --       85,381
-------------------------------------------------------------------------------------------------------------------------

Old National is party to various derivative contracts as a means to manage the balance sheet, as a means to manage exposure to changes in interest rates in its residential real estate loan origination and sale activity, and to provide derivative contracts with its customers. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 16 to the consolidated financial statements.

Old National has entered into a $52 million contract for the construction of its Evansville, Indiana, bank headquarters and banking center. The contract is expected to be complete in 2004.

In the normal course of business, various legal actions and proceedings are pending against Old National and its affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 17 to the consolidated financial statements.

COMPARISON OF 2002 WITH 2001

Net income in 2002 was $117.9 million and diluted net income per share was $1.75 compared to $93.0 million and $1.36, respectively, in 2001. The increases in net income and net income per share were primarily due to increases in noninterest income resulting from securities gains of $12.4 million and a $12.5 million pre-tax gain on branch divestitures in 2002. These gains along with strong growth in mortgage banking revenue more than offset increases in the provision for loan losses related to deteriorating economic conditions in the company's geographic markets. In addition, 2001 net income included merger and restructuring costs as a result of the completion of the One Bank consolidation project resulting in additional pre-tax expense of $9.7 million.

Return on average assets was 1.27% and return on shareholders' equity was 17.05% in 2002 compared with 1.05% and 14.45%, respectively, in 2001.

Net interest income on a taxable equivalent basis was $314.6 million and net interest margin was 3.65% in 2002 compared to $312.6 million and 3.77%, respectively, in 2001. The decrease in net interest margin was due primarily to declining interest rates during 2002, and a change in the asset and funding mix. Net interest income includes taxable equivalent adjustments of $25.2 million for 2002 and $21.3 million for 2001.

The increase in the provision for loan losses to $33.5 million in 2002 from $28.7 million in 2001 resulted from a slowdown in the pace of the current economic recovery in the geographic areas served by Old National and significant increases in the level of non-performing loans.

Noninterest income was $154.5 million in 2002, compared to $113.0 million in 2001. The 2002 results included a gain on branch divestitures of $12.5 million and realized net securities gains of $12.4 million. A major contributor to the remaining amount of increase was mortgage banking revenue. With the decrease in interest rates during 2002, loan origination volumes reached $1.100 billion compared to $929.2 million in 2001, increasing mortgage banking revenue to $14.5 million from $9.7 million in 2001, or 48.9%. In addition, trust and asset management fees, insurance premiums and commissions, and investment product fees increased 22.7% in 2002. These increases were a result of acquisitions of an asset management consulting firm, which contributed an additional $5.0 million of fee income for 2002 and an insurance agency, which added $1.6 million fee income for 2002. Investment and brokerage business fees increased 31.7% in 2002, primarily from strong annuity sales.

Old National's efficiency ratio was 54.97% in 2002 compared to 59.87% in 2001. Increases in total revenue, primarily from noninterest income, exceeded increases in noninterest expense resulting in an improved efficiency ratio.

Noninterest expense was $257.8 million in 2002, an increase of 1.2% over the $254.8 million recorded in 2001. The primary reason for the increase in expense was acquisitions in the non-bank services segment during the second half of 2002, resulting in an additional $5.7 million of noninterest expense. Salaries and benefits, which comprised approximately 58% of total noninterest expense, grew $10.2 million or 7.4%, including $4.0 million from acquisitions. Marketing expense increased 36.0% related to a new marketing campaign used to better describe the broadening scope of financial services and markets being served by Old National. Outside processing expense increased 26.8% reflecting costs associated with subcontracting the servicing functions of Old National's mortgage banking activities to an outside company. Goodwill amortization ceased in January 2002 in accordance with generally accepted accounting principles contributing a decrease of $5.9 million from 2001. In addition, noninterest expense decreased $9.7 million from 2001 related to merger and restructuring charges incurred when Old National further streamlined its regional banking administrative structure and incurred expenses in the consolidation of acquisitions made in 2000.

Provision for income taxes was $34.6 million in 2002 compared to $27.7 million in 2001. Old National's effective tax rate was 22.7% in 2002 compared to 22.9% in 2001.

In regard to segment reporting, the community banking segment profit was $93.3 million in 2002 compared to $78.7 million in 2001, as revenues grew with very little growth in expenses. The non-bank services segment profit was $2.4 million in 2002 compared to $2.2 million in 2001 with acquisitions in the second half of 2002 accounting for the majority of the changes in noninterest income and noninterest expenses. The treasury segment profit showed a decrease from $18.1 million in 2001 to $14.0 million in 2002, with increased income from investment portfolio growth and decreased borrowing costs from a declining interest rate environment more than offseting the decline in profits generated from the corporate balance sheet position and associated interest rate risk profile. The remaining profit includes $8.3 million after-tax gain related to the sales of branches in 2002 and after-tax loss of $5.9 million related to the restructuring of the regional banking administrative structure in 2001. Management chose not to allocate these charges to the various segments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT
Inherent in Old National's balance sheet is market risk, defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which Old National has exposure is interest rate risk. Interest rate risk arises because assets and liabilities may reprice, mature or prepay at different times or based upon different indices as market interest rates change. Changes in the slope of the yield curve and the pace of changes in interest rates may also impact net interest income and the fair value of the balance sheet.

Old National manages interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the oversight of the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, which meets quarterly. In addition, a second oversight committee, the Balance Sheet Management Committee comprised of senior executive managers, provides guidance for the execution of the activities.

Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Market Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon while Market Value of Equity is more useful for long-term interest rate risk. These models simulate the likely behavior of the company's net interest income and the likely change in the company's market value due to changes in interest rates under possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates impact the company's net interest income and value, Old National recognizes that model outputs are not guarantees for actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

Old National's Board of Directors, through its Funds Management Committee, monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two-year period and the change in Market Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guidelines for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. As of December 31, 2003, Old National projects that in a -200 basis point shock to interest rates, net interest income would be down 2.19% cumulative over the next two years. In a +200 basis point shock to interest rates, Old National projects net interest income would be down 5.59% cumulative over the next two years. The current guidelines for the allowable fluctuation in Market Value of Equity are +/- 12% in a 200 basis point shock to the yield curve. As of December 31, 2003, Old National projects Market Value of Equity to decrease by 7.39% in a -200 basis point shock to interest rates and to decrease by 8.07% in a +200 basis point shock.

At December 31, 2003, Old National was slightly outside its policy of Net Interest Income at Risk in a +200 basis point interest rate shock. The significant steepening of the yield curve during the second half of 2003 and its impact on the duration of the company's investment portfolio and the growth of money market and interest bearing checking accounts during the year contributed to the change in the company's interest rate risk profile from December 2002. Old National continues to lengthen the repricing of its deposits and wholesale funding, and shorten the repricing of its asset portfolios to bring the interest rate risk position back within the policy guideline.

----------------------------------------------------------------------------------------
                              Estimated 24-Month                   Estimated Change
                             Cumulative Impact On                     in Market
                         Net Interest Income at Risk              Value of Equity
Interest Rate Change
(basis points)             Policy            Actual           Policy             Actual
----------------------------------------------------------------------------------------
2003
           +200          +/- 5.00 %           -5.59 %      +/- 12.00 %            -8.07 %
           -200          +/- 5.00             -2.19        +/- 12.00              -7.39
----------------------------------------------------------------------------------------
2002
           +200          +/- 5.00 %            2.12 %      +/- 12.00 %            -1.32 %
           -200          +/- 5.00             -6.64        +/- 12.00             -14.16
----------------------------------------------------------------------------------------

At December 31, 2003, Old National's most likely interest rate scenario was one in which interest rates gradually increase during the next 24 months. Many factors can impact the interest rate outlook and it is possible that the company's interest rate outlook could change. The Net Interest Income model scenario that most closely matches the company's current outlook was a 25 basis point upward shift in the yield curve quarterly for four quarters, then flat rates for the following four quarters (+100 basis point ramp). The estimated 24-month cumulative impact on net interest income was down 1.57% in this scenario. Given that balance sheet assumptions and interest rate forecasts in the model are inherently uncertain, the company views the rate risk position as virtually neutral in this scenario.

Old National uses derivatives to manage interest rate risk in the ordinary course of business. See Note 16 to the consolidated financial statements for a discussion of derivative financial instruments. These transactions serve to better balance the repricing of assets and liabilities in various rate change scenarios and protect the company from changes in interest rates.

LIQUIDITY MANAGEMENT
The Funds Management Committee of the Board of Directors and the Balance Sheet Management Committee establish liquidity risk guidelines and monitor liquidity risk. The objective of liquidity management is to ensure Old National has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts to minimize funding risk. The company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets' funding sources and to address unexpected liquidity requirements.

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. The senior debt ratings of Old National Bancorp and Old National Bank at December 31, 2003, are shown in the following table.

SENIOR DEBT RATINGS

-------------------------------------------------------------------------------------------------
                        Standard and Poor's    Moody's Investor Services        Fitch, Inc.
                       ---------------------   -------------------------   ----------------------
                       Long-term  Short-term   Long-term      Short-term   Long-term   Short-term
-------------------------------------------------------------------------------------------------
Old National Bancorp         BBB         N/A        Baa1             N/A         BBB           F2
Old National Bank           BBB+          A2          A3             P-2         BBB           F2
-------------------------------------------------------------------------------------------------

N/A = not applicable

Standard & Poor's Rating Services lowered its long-term ratings on Old National Bancorp and Old National Bank from BBB+ to BBB and A- to BBB+, respectively, during 2003. The outlook was revised to stable. Moody's Investor Services affirmed its stable outlook on Old National Bancorp and Old National Bank's long-term ratings at Baa1 and A3, respectively, during 2003. Fitch, Inc. affirmed its ratings and changed its outlook on Old National Bancorp and Old National Bank from "stable" to "negative" during 2003. Subsequent to year-end, on January 30, 2004, Fitch, Inc. lowered its ratings on Old National Bancorp and Old National Bank to BBB, however, changed its outlook on Old National from "negative" to "stable."

As of December 31, 2003, Old National Bank had the capacity to borrow $766 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. Old National also maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes. In addition, at December 31, 2003, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At December 31, 2003, the parent company's other borrowings outstanding was $270.5 million, compared with $58.3 million at December 31, 2002. The increase in other borrowings in 2003 was driven by the issuance of $100 million of fixed-rate medium-term notes and the reclassification of $160.2 million related to guaranteed preferred beneficial interests in subordinated debentures, which was partially offset by medium-term note maturities of $45 million. See Note 10 to the consolidated financial statements for a discussion of the reclassification. Old National Bancorp's debt scheduled to mature in the next 12-months is $3.2 million. These debt obligations are expected to be met through current cash balances and dividends from subsidiaries. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. For further information regarding dividend restrictions, see Note 19 to the consolidated financial statements. At December 31, 2003, Old National had an SEC shelf registration in place for the issuance of $200 million preferred securities by a series of Trusts. Old National has issued $150 million of these securities, called trust preferred securities, and has the capacity to issue an additional $50 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

MANAGEMENT'S RESPONSIBILITY FOR THE FINANCIAL STATEMENTS
Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report on Form 10-K. The financial statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgement of current conditions and circumstances. Financial information throughout this annual report on Form 10-K is consistent with that in the financial statements.

SYSTEM OF INTERNAL ACCOUNTING CONTROLS
Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. All systems of internal accounting controls are based on management's judgement that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National's system provides the appropriate balance between costs of controls and the related benefits.

In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.

AUDIT COMMITTEE OF THE BOARD
The Board of Directors, through an Audit Committee comprised solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National's independent public accountants, PricewaterhouseCoopers LLP, and the managers of internal auditing and loan review. During these meetings, the committee has the opportunity to meet privately with the independent public accountants as well as with internal audit and loan review personnel to review accounting, auditing, loan, and financial reporting matters. The appointment of the independent public accountants is made by the Audit Committee of the Board of Directors.

INDEPENDENT ACCOUNTANTS
The financial statements in this annual report on Form 10-K have been audited by PricewaterhouseCoopers LLP, for the purpose of determining that the financial statements are presented fairly in all material respects. PricewaterhouseCoopers LLP's report on the financial statements follows. Their audit included a consideration of Old National's system of internal accounting controls for the purpose of setting the scope and timing of their auditing procedures.

[LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]




                         Report of Independent Auditors

To the Shareholders and
Board of Directors of
Old National Bancorp:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Old National Bancorp and affiliates (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2004

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------
                                                                                    December 31,
(dollars and shares in thousands)                                               2003           2002
------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                     $   222,385    $   223,007
Money market investments                                                         14,504         13,219
------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                        236,889        236,226
Investment securities - available-for-sale, at fair value                     2,706,340      3,077,798
Investment securities - held-to-maturity, at amortized cost
   (fair value $209,316)                                                        210,905             --
Residential loans held for sale                                                  16,338         92,598
Loans, net of unearned income                                                 5,570,117      5,677,037
Allowance for loan losses                                                      (104,571)       (87,742)
------------------------------------------------------------------------------------------------------
         Net loans                                                            5,465,546      5,589,295
------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     181,398        134,914
Accrued interest receivable                                                      55,800         59,101
Goodwill                                                                        129,251        110,648
Other intangible assets                                                          41,912         27,042
Mortgage servicing rights                                                        14,659         11,367
Other assets                                                                    294,858        273,567
------------------------------------------------------------------------------------------------------
         Total assets                                                       $ 9,353,896    $ 9,612,556
======================================================================================================

Liabilities
Deposits:
   Noninterest-bearing demand                                               $   823,146    $   778,429
   Interest-bearing:
      NOW                                                                     1,612,145      1,365,821
      Savings                                                                   441,427        475,434
      Money market                                                              608,177        588,611
      Time                                                                    3,008,197      3,230,985
------------------------------------------------------------------------------------------------------
         Total deposits                                                       6,493,092      6,439,280
------------------------------------------------------------------------------------------------------
Short-term borrowings                                                           414,588        918,349
Other borrowings                                                              1,624,092      1,234,014
Guaranteed preferred beneficial interests in subordinated debentures                 --        163,843
Accrued expenses and other liabilities                                          106,634        116,360
------------------------------------------------------------------------------------------------------
         Total liabilities                                                    8,638,406      8,871,846
------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 17)
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding            --             --
Common stock, $1 stated value, 150,000 shares authorized,
   66,575 and 63,856 shares issued and outstanding, respectively                 66,575         63,856
Capital surplus                                                                 581,224        528,379
Retained earnings                                                                53,107         96,652
Accumulated other comprehensive income, net of tax                               14,584         51,823
------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             715,490        740,710
------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                         $ 9,353,896    $ 9,612,556
======================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

------------------------------------------------------------------------------------------
                                                               Years Ended December 31,
(dollars and shares in thousands, except per share data)      2003       2002       2001
------------------------------------------------------------------------------------------
Interest Income
Loans including fees:
   Taxable                                                  $320,859   $391,412   $495,138
   Nontaxable                                                 17,240     17,578     16,231
Investment securities, available-for-sale:
   Taxable                                                    93,564    107,268     89,867
   Nontaxable                                                 30,828     30,742     27,666
Investment securities, held-to-maturity, taxable               6,943         --         --
Money market investments                                         314        383        805
------------------------------------------------------------------------------------------
      Total interest income                                  469,748    547,383    629,707
------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                     138,671    186,560    253,614
Short-term borrowings                                          7,258     10,971     21,862
Other borrowings                                              51,812     60,423     62,932
------------------------------------------------------------------------------------------
      Total interest expense                                 197,741    257,954    338,408
------------------------------------------------------------------------------------------
      Net interest income                                    272,007    289,429    291,299
Provision for loan losses                                     85,000     33,500     28,700
------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses    187,007    255,929    262,599
------------------------------------------------------------------------------------------
Noninterest Income
Trust and asset management fees                               30,470     24,387     20,681
Service charges on deposit accounts                           44,855     41,988     40,478
ATM fees                                                       7,474      6,876      5,604
Mortgage banking revenue                                      19,144     14,496      9,737
Insurance premiums and commissions                            39,225     16,686     13,296
Investment product fees                                       10,567      8,983      6,819
Bank-owned life insurance                                      6,922      7,944      5,349
Net securities gains                                          23,556     12,444      4,770
Gain on branch divestitures                                       --     12,473         --
Other income                                                   9,936      8,220      6,233
------------------------------------------------------------------------------------------
      Total noninterest income                               192,149    154,497    112,967
------------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits                               169,025    148,450    138,210
Occupancy                                                     18,166     16,154     15,599
Equipment                                                     14,296     15,153     16,206
Marketing                                                     11,085     11,026      8,109
FDIC insurance premiums                                        1,007      1,132      1,222
Outside processing                                            19,078     13,640     10,757
Communication and transportation                              11,595     11,738     10,907
Professional fees                                              9,111      8,959      7,415
Loan expense                                                   7,041      6,496      6,416
Supplies                                                       4,829      5,048      5,529
Other losses                                                  14,676      5,445      6,177
Goodwill amortization                                             --         --      5,909
Other intangible amortization                                  2,612      1,174        865
Other expense                                                 17,195     13,430     11,788
Merger and restructuring costs                                    --         --      9,703
------------------------------------------------------------------------------------------
      Total noninterest expense                              299,716    257,845    254,812
------------------------------------------------------------------------------------------
   Income before income taxes                                 79,440    152,581    120,754
Income tax expense                                             9,027     34,649     27,710
------------------------------------------------------------------------------------------
   Net income                                               $ 70,413   $117,932   $ 93,044
==========================================================================================
Net Income Per Common Share
   Basic                                                    $   1.05   $   1.75   $   1.36
   Diluted                                                      1.05       1.75       1.36
------------------------------------------------------------------------------------------
Weighted Average Number Of Common Shares Outstanding
   Basic                                                      66,779     67,177     68,506
   Diluted                                                    66,832     67,308     68,608
------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                              Other         Total
(dollars and shares                        Common Stock         Capital      Retained Comprehensive Shareholders' Comprehensive
 in thousands)                          Shares      Amount      Surplus      Earnings        Income        Equity        Income
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000              60,311    $  60,311    $ 457,267    $ 106,809    $   1,954    $ 626,341
Net income                                  --           --           --       93,044           --       93,044    $  93,044
Unrealized net securities gains,
 net of $10,573 tax                         --           --           --           --       17,241       17,241       17,241
Reclassification adjustment for
 gains included in net income,
 net of $(1,813) tax                        --           --           --           --       (2,957)      (2,957)      (2,957)
Net unrealized derivative losses
 on cash flow hedges,
 net of $(1,069) tax                        --           --           --           --       (1,706)      (1,706)      (1,706)
Cash dividends                              --           --           --      (40,131)          --      (40,131)
5% stock dividend                        2,913        2,913       65,747      (68,660)          --           --
Stock repurchased                       (2,131)      (2,131)     (52,592)          --           --      (54,723)
Stock reissued under dividend
 reinvestment, stock options,
 and stock purchase plans                   81           81        2,045           --           --        2,126
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              61,174       61,174      472,467       91,062       14,532      639,235    $ 105,622
                                                                                                                   =========
Net income                                  --           --           --      117,932           --      117,932    $ 117,932
Unrealized net securities gains,
 net of $28,458 tax                         --           --           --           --       44,075       44,075       44,075
Reclassification adjustment for
 gains included in net income,
 net of $(4,882) tax                        --           --           --           --       (7,562)      (7,562)      (7,562)
Net unrealized derivative gain on
 on cash flow hedge,
 net of $389 tax                            --           --           --           --          603          603          603
Reclassification adjustment on
 cash flow hedges, net of $113 tax          --           --           --           --          175          175          175
Stock issued for acquisition               656          656       14,717           --           --       15,373
Cash dividends                              --           --           --      (43,926)          --      (43,926)
5% stock dividend                        3,040        3,040       65,376      (68,416)          --           --
Stock repurchased                       (1,302)      (1,302)     (30,250)          --           --      (31,552)
Stock reissued under stock
 option and stock purchase plans           288          288        6,069           --           --        6,357
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002              63,856       63,856      528,379       96,652       51,823      740,710    $ 155,223
                                                                                                                   =========
Net income                                  --           --           --       70,413           --       70,413    $  70,413
Unrealized net securities losses,
 net of $(15,566) tax                       --           --           --           --      (23,321)     (23,321)     (23,321)
Reclassification adjustment for
 gains included in net income,
 net of $(9,429) tax                        --           --           --           --      (14,127)     (14,127)     (14,127)
Net unrealized derivative gain
 on cash flow hedge,
 net of $23 tax                             --           --           --           --           35           35           35
Reclassification adjustment on
 cash flow hedges,
 net of $113 tax                            --           --           --           --          174          174          174
Stock issued for acquisitions              918          918       20,156           --           --       21,074
Cash dividends                              --           --           --      (48,366)          --      (48,366)
5% stock dividend                        3,170        3,170       62,422      (65,592)          --           --
Stock repurchased                       (1,681)      (1,681)     (36,149)          --           --      (37,830)
Stock reissued under stock
 option and stock purchase plans           312          312        6,416           --           --        6,728
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003              66,575    $  66,575    $ 581,224    $  53,107    $  14,584    $ 715,490    $  33,174
=============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
(dollars in thousands)                                                              2003           2002           2001
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                      $    70,413    $   117,932    $    93,044
-------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                      13,018         12,401         13,513
   Amortization of goodwill                                                              --             --          5,909
   Amortization of other intangible assets                                            2,612          1,174            865
   Net premium amortization on investment securities                                 12,472          7,074          1,242
   Provision for loan losses                                                         85,000         33,500         28,700
   Net securities gains                                                             (23,556)       (12,444)        (4,770)
   Gain on branch divestitures                                                           --        (12,473)            --
   (Gains) losses on sale of other assets                                           (11,369)        (5,977)           432
   Residential real estate loans originated for sale                               (844,902)      (913,794)      (779,264)
   Proceeds from sale of residential real estate loans                              930,999        853,755        752,193
   (Increase) decrease in interest receivable                                         3,301         (5,740)        (6,785)
   Increase in other assets                                                         (39,404)       (35,856)       (16,851)
   Increase (decrease) in accrued expenses and other liabilities                      5,408        (10,167)        (2,741)
-------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                             133,579        (88,547)        (7,557)
-------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by operating activities                                  203,992         29,385         85,487
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale                            (2,155,166)    (2,339,004)    (1,558,133)
Proceeds from maturities, prepayments and calls
 of investment securities available-for-sale                                      1,413,262        812,993        819,282
Proceeds from sales of investment securities available-for-sale                   1,062,875        762,066        328,601
Purchases of investment securities held-to-maturity                                (237,190)            --             --
Proceeds from maturities, prepayments and calls
 of investment securities held-to-maturity                                           25,417             --             --
Purchases of subsidiaries, net of cash acquired                                     (12,838)       (30,115)            --
Payments related to branch divestitures                                                  --        (82,160)            --
Proceeds from sale of loans                                                          47,934             --             --
Net principal collected from (loans made to) customers                               (9,185)       303,969        214,199
Proceeds from sale of premises and equipment                                          1,434          2,305          1,448
Purchases of premises and equipment                                                 (57,246)       (32,223)        (4,968)
-------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) investing activities                         79,297       (602,169)      (199,571)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest-bearing demand deposits                                               44,717         58,740         22,401
   Savings, NOW and money market deposits                                           231,883        292,520        124,647
   Time deposits                                                                   (222,788)      (326,207)      (115,004)
   Short-term borrowings                                                           (503,761)       316,037         42,489
Proceeds from guaranteed preferred beneficial interests in
 subordinated debentures                                                                 --        100,000             --
Payments for maturities on other borrowings                                        (184,809)      (135,008)      (202,867)
Proceeds from issuance of other borrowings                                          431,600        275,683        415,363
Cash dividends paid                                                                 (48,366)       (43,926)       (40,131)
Common stock repurchased                                                            (37,830)       (31,552)       (54,723)
Common stock reissued under stock option and stock purchase plans                     6,728          6,357          2,126
-------------------------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) financing activities                       (282,626)       512,644        194,301
-------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                 663        (60,140)        80,217
Cash and cash equivalents at beginning of period                                    236,226        296,366        216,149
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   236,889    $   236,226    $   296,366
=========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates ("Old National") and have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.

NATURE OF OPERATIONS
Old National, a financial holding company headquartered in Evansville, Indiana, operates in Indiana, Illinois, Kentucky, Tennessee, Ohio and Missouri. Through its bank and non-bank affiliates, Old National provides to its customers an array of financial services including loan, deposit, trust and asset management, investment and insurance products.

INVESTMENT SECURITIES
Old National classifies investment securities as available-for-sale or held-to maturity on the date of purchase. Securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholders' equity. Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders' equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

RESIDENTIAL LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Old National's residential loans held for sale have been hedged using fair value hedge accounting in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The loans' carrying basis reflects the effects of the SFAS No. 133 adjustments.

LOANS
Loans are stated at the principal amount outstanding. Interest income is accrued on the principal balances of loans outstanding, except on discounted loans, which are recognized using other methods that generally approximate the interest method. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collection of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.

A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National's policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Interest costs on construction of qualifying assets are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. Amortization on goodwill and indefinite-lived assets are no longer recorded as a result of Old National's adoption of SFAS No. 142 as described further in this footnote. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets are amortized, on an accelerated cash flow basis over the period benefited, ranging from 4 to 40 years.

MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the mortgage servicing rights retained based on the relative fair values of each. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Amortization of capitalized mortgage servicing rights is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets. Impairment of mortgage servicing rights exists if the book value of the mortgage servicing rights exceed its estimated fair value. In determining impairment, mortgage servicing rights are stratified by interest rates. Critical assumptions used in determining fair value include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in expected mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Fair values, using estimated mortgage loan prepayment rates, are derived from a third-party statistical model. Negative adjustments to the value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable.

DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Old National uses interest rate contracts such as interest rate swaps to manage its interest rate risk. These contracts are designated as hedges of specific assets and liabilities. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The change in fair value of the derivative and hedged item (related to the hedged risk) along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the gain or loss is reported in earnings immediately. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. Old National assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the ordinary course of business, Old National's affiliate bank has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These commitments are not reflected in the consolidated financial statements until they are funded.

FORECLOSED REAL ESTATE
Other assets include real estate properties acquired as a result of foreclosure and are valued at the lower of the recorded investment in the related loan or fair value of the property less estimated cost to sell. The recorded investment is the sum of the outstanding principal loan balance, any accrued interest which has not been received and acquisition cost associated with the loan. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National's results of operation.

NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year, adjusted to reflect all stock dividends. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options. The following table reconciles basic and diluted net income per share for the years ended December 31:

NET INCOME PER SHARE RECONCILIATION

------------------------------------------------------------------------------------------------------------------
                                         2003                        2002                         2001
                              --------------------------- ---------------------------- ---------------------------
(dollars and shares in thousands,
except per share data)          Income    Shares  Amount     Income    Shares  Amount    Income   Shares   Amount
------------------------------------------------------------------------------------------------------------------
Basic Net Income Per Share
Income from operations         $70,413    66,779   $1.05   $117,932    67,177   $1.75   $93,044   68,506    $1.36
                                                 ========                     ========                   =========

Effect Of Dilutive Securities
Stock options                        -        53                  -       131                 -      102
-------------------------------------------------         --------------------         ------------------

Diluted Net Income Per Share
Income from operations
 and assumed conversions       $70,413    66,832   $1.05   $117,932    67,308   $1.75   $93,044   68,608    $1.36
==================================================================================================================

INCOME TAXES
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized.

STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks and money market investments, which have maturities less than 90 days. Cash paid during 2003, 2002 and 2001 for interest was $201.8 million (net of capitalized interest of $1.2 million), $261.2 million, (net of capitalized interest of $0.3 million) and $353.0 million, respectively. Cash paid for income tax during 2003, 2002 and 2001 were $26.0 million, $33.0 million and $34.7 million, respectively. Other noncash transactions include stock issued in acquisitions of subsidiaries of $21.1 million in 2003 and $15.4 million in 2002 and loans transferred to loans held for sale of $62.7 million in 2003.

IMPACT OF ACCOUNTING CHANGES
In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires disclosures in addition to those in the original SFAS No. 132, which provides additional information regarding assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. The revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. Old National adopted this statement as of December 31, 2003, and has included all such required disclosures in Note 12.

In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was initially released in January 2003. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 is effective for companies with

"special-purpose entities" as of December 31, 2003. Old National does not have special-purpose entities. However, under this new guidance, Old National was required to deconsolidate ONB Capital Trust I and ONB Capital Trust II as these trusts no longer meet the definition of a related subsidiary under the terms of FIN 46. This change also resulted in the remaining debt being disclosed in "other borrowings" for the year ended December 31, 2003, compared to the separate disclosure on the balance sheet at December 31, 2002. The effect of this deconsolidation was an increase of $4.6 million to both assets and liabilities with no impact to the results of operations. The effective date for consolidation of all other entities is after March 15, 2004, at which time Old National will be required to consolidate various low income housing partnerships. Old National does not expect the consolidation of low income housing partnerships to have a material impact on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. Old National has determined that it has no such instruments.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement clarifies reporting of contracts as either derivatives or hybrid instruments. Old National has determined that all derivatives or hybrid instruments covered under this statement have been properly reported under SFAS No. 149.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. Had compensation cost for Old National's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income would have been adjusted to a proforma amount as indicated for the years ended December 31. All per share data has been adjusted for stock dividends, including a 5% stock dividend distributed to shareholders on January 27, 2004.

------------------------------------------------------------------------------------
(dollars in thousands, except per share data)             2003       2002      2001
------------------------------------------------------------------------------------
Net income as reported                                 $70,413   $117,932   $93,044
   Deduct total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects        (6,002)    (2,992)   (3,090)
------------------------------------------------------------------------------------
Proforma net income                                    $64,411   $114,940   $89,954
====================================================================================

Basic net income per share:
   As reported                                           $1.05      $1.75     $1.36
   Proforma                                               0.96       1.71      1.31
Diluted net income per share:
   As reported                                           $1.05      $1.75     $1.36
   Proforma                                               0.96       1.71      1.31
------------------------------------------------------------------------------------

In November 2002, FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantee contracts that are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, residual value guarantees under capital lease arrangements, commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The impact of FIN 45 at December 31, 2003, resulted in additional liabilities of $0.3 million and reduced noninterest income by the same amount.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations."

It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," addressing financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Statement, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization. The Statement is effective for fiscal years beginning after December 15, 2001.

Old National adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. As of the date of adoption, Old National had unamortized goodwill in the amount of $82.8 million and unamortized identifiable intangible assets in the amount of $4.4 million, all of which were subject to the transition provisions of SFAS No. 141 and 142. As part of the adoption, Old National performed a transitional impairment test on its goodwill assets, which indicated no impairment charge was required. As of the date of transition, Old National had no indefinite-lived intangible assets recorded on its consolidated balance sheet. In addition, no material reclassifications or adjustments to the useful lives of definite-lived intangible assets were made as a result of adopting the new guidance. The following table is a reconciliation of net income and net income per share had goodwill amortization been excluded for the year ended December 31, 2001. All per share data has been adjusted for stock dividends, including a 5% stock dividend distributed to shareholders on January 27, 2004. Refer to Note 7 for additional information regarding goodwill and intangible assets.

IMPACT OF ACCOUNTING CHANGE FOR GOODWILL
-------------------------------------------------------------------------
                                                           2001
                                                        Net   Net Income
(dollars in thousands, except per share data)        Income    Per Share
-------------------------------------------------------------------------
Basic earnings per common share computation:
   Reported net income                              $93,044        $1.36
   Add back goodwill amortization                     5,417         0.08
-------------------------------------------------------------------------
Adjusted net income/Net income per share            $98,461        $1.44
=========================================================================

Diluted earnings per common share computation:
   Reported net income                              $93,044        $1.36
   Add back goodwill amortization                     5,417         0.08
-------------------------------------------------------------------------
Adjusted net income/Net income per share            $98,461        $1.44
=========================================================================

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on net income.

NOTE 2 - ACQUISITION AND DIVESTITURE ACTIVITY

COMPLETED MERGERS
Old National acquired several companies in the non-bank services segment during 2003 and 2002. All acquisitions were accounted for as purchases in accordance with SFAS No. 141.

-----------------------------------------------------------------------------------------------------------------
                                                            Purchase Price
                                               ------------------------------------------
(dollars in thousands)                             Shares     Stock      Cash                              Other
Entity Acquired                        Date        Issued     Value      Paid      Total   Goodwill  Intangibles
-----------------------------------------------------------------------------------------------------------------
Insurance and Risk Management           8/1/03    590,411   $13,739   $16,206    $29,945    $14,213      $12,376
Graham and Peat Insurance Agency        6/1/03    131,992     3,029        72      3,101      2,058        1,797
James L. Will Insurance Agency          5/1/03    195,427     4,306        92      4,398      2,634        2,667
Terrill Group, Inc.                    12/1/02    656,180    15,373     4,951     20,324     15,383       11,229
Fund Evaluation Group, Inc.             7/1/02          -         -    26,838     26,838     12,668       11,800 (1)
-----------------------------------------------------------------------------------------------------------------

(1) Includes an indefinite-lived intangible asset of $2.8 million.

Intangible assets related to customer business relationships from these purchases are being amortized over 4 to 40 years. Of the $47.0 million of goodwill recorded from these transactions $26.9 million is expected to be deductible for tax purposes. Unaudited financial statements of aggregate companies acquired during 2003 showed assets of $12.2 million on the acquisition dates and revenues from the beginning of the year to acquisition dates of $10.9 million with net income of $1.5 million. Unaudited financial statements of aggregate companies acquired during 2002 showed assets of $12.5 million on the acquisition dates and revenues from the beginning of the year to acquisition dates of $19.8 million with net income of $0.6 million. Contingent payments are often made as a result of these acquisitions. These payments, which are not deemed to be material, result in a change to the purchase price and goodwill when paid.

DIVESTITURES
During 2003, Old National sold its Fort Wayne, Indiana, trust operations resulting in a pre-tax gain totaling $0.3 million. Old National finalized the sales of branches in the normal course of business resulting in a pre-tax gain totaling $12.5 million during 2002.

NOTE 3 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

----------------------------------------------------------------------------------------------
                                             Amortized   Unrealized    Unrealized         Fair
(dollars in thousands)                            Cost        Gains        Losses        Value
----------------------------------------------------------------------------------------------
2003
Available-for-Sale
U.S. Treasury                               $   25,972   $      115   $      (30)   $   26,057
U.S. Government agencies and corporations      590,941        1,863      (11,984)      580,820
Mortgage-backed securities                   1,306,293       12,629      (20,041)    1,298,881
States and political subdivisions              617,703       37,543         (178)      655,068
Other securities                               141,682        3,862          (30)      145,514
----------------------------------------------------------------------------------------------
   Total available-for-sale securities      $2,682,591   $   56,012   $  (32,263)   $2,706,340
==============================================================================================

Held-to-Maturity
Mortgage-backed securities                  $  210,905   $      170   $   (1,759)   $  209,316
==============================================================================================

2002
Available-for-Sale
U.S. Treasury                               $    5,113   $      251   $       --    $    5,364
U.S. Government agencies and corporations      765,230       11,978           --       777,208
Mortgage-backed securities                   1,442,486       39,000         (100)    1,481,386
States and political subdivisions              676,071       32,734         (608)      708,197
Other securities                               102,706        3,022          (85)      105,643
----------------------------------------------------------------------------------------------
   Total available-for-sale securities      $2,991,606   $   86,985   $     (793)   $3,077,798
==============================================================================================

Proceeds from sales of investment securities available-for-sale were $1.063 billion in 2003, $762.1 million in 2002 and $328.6 million in 2001. In 2003, realized gains were $24.3 million and losses were $0.7 million. In 2002, realized gains were $12.7 million and losses were $0.3 million. In 2001, realized gains were $4.8 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.743 billion in 2003 and $1.489 billion in 2002.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------
                                    2003                                        2002
                       -------------------------------  Weighted     ---------------------------   Weighted
(dollars in thousands)      Amortized            Fair    Average         Amortized         Fair     Average
Maturity                         Cost           Value      Yield              Cost        Value       Yield
------------------------------------------------------------------------------------------------------------
Available-for-Sale
Within one year            $  148,498      $  149,591       4.31 %      $  730,555   $  741,579        4.92 %
One to five years           1,394,858       1,402,042       4.46         1,599,632    1,647,012        5.02
Five to ten years             704,216         698,180       4.60           251,045      262,762        6.34
Beyond ten years              435,019         456,527       7.01           410,374      426,445        7.36
------------------------------------------------------------------------------------------------------------
   Total                   $2,682,591      $2,706,340       4.90 %      $2,991,606   $3,077,798        5.43 %
============================================================================================================

Held-to-Maturity
One to five years            $210,905        $209,316       4.29 %             $ -          $ -           - %
============================================================================================================
Weighted average yield is based on amortized cost (taxable equivalent basis).

The following table summarizes the available-for-sale and held-to-maturity investment securities with unrealized losses at December 31, 2003, by aggregated major security type and length of time in a continuous unrealized loss position:

-------------------------------------------------------------------------------------------------------------------------
                                               Less than 12 months       12 months or longer               Total
                                            ------------------------   -----------------------    -----------------------
                                                  Fair    Unrealized         Fair   Unrealized          Fair   Unrealized
(dollars in thousands)                           Value        Losses        Value       Losses         Value       Losses
-------------------------------------------------------------------------------------------------------------------------
Available-for-Sale
U.S. Treasury                               $    7,939   $      (30)   $       --   $       --    $    7,939   $      (30)
U.S. Government agencies and corporations      399,248      (11,984)           --           --       399,248      (11,984)
Mortgage-backed securities                     837,218      (20,041)           --           --       837,218      (20,041)
States and political subdivisions               17,243         (167)          444          (11)       17,687         (178)
Other securities                                   688          (30)           --           --           688          (30)
-------------------------------------------------------------------------------------------------------------------------
  Total available-for-sale                  $1,262,336   $  (32,252)   $      444   $      (11)   $1,262,780   $  (32,263)
=========================================================================================================================

Held-to-Maturity
Mortgage-backed securities                  $  162,808   $   (1,759)   $       --   $       --    $  162,808   $   (1,759)
=========================================================================================================================

The investment shown in the 12 months or longer column is an AAA rated, 100% insured municipal bond, and thus has been determined to have no permanent impairment.

NOTE 4 - LOANS HELD FOR SALE

At December 31, 2003 and 2002, Old National had residential loans held for sale of $16.3 million and $92.6 million, respectively. During 2003, residential real estate loans of $14.5 million and commercial loans of $48.2 million were transferred to loans held for sale. As a result of these transfers, write-downs of $3.4 million and $11.3 million, respectively, were recorded against the allowance for loan losses. These loans, which were classified as nonaccrual, were sold for $11.1 million and $36.9 million, respectively, net of expenses incurred with the sale.

NOTE 5 - LOANS

The composition of loans at December 31 by lending classification was as follows:

        ----------------------------------------------------------------
        (dollars in thousands)                       2003          2002
        ----------------------------------------------------------------
        Commercial                             $1,618,095    $1,696,347
        Commercial real estate                  1,849,275     1,883,303
        Residential real estate                   939,422     1,043,816
        Consumer credit, net of unearned        1,163,325     1,053,571
        ----------------------------------------------------------------
           Total loans                         $5,570,117    $5,677,037
        ================================================================

Through its affiliates, Old National makes loans to customers in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Old National predominately operates in the geographic market areas of Indiana, Illinois, Kentucky and Tennessee. Old National has no concentration of loans in any single industry exceeding 10% of its portfolio.

Executive officers and directors of Old National and significant subsidiaries and their related interests are loan customers of Old National's affiliate bank in the normal course of business. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties and involve no unusual risk of collectibility. An analysis of the current year activity of these loans is as follows:

        --------------------------------------------------
        (dollars in thousands)                       2003
        --------------------------------------------------
        Balance, January 1                       $ 67,209
        New loans                                 102,070
        Repayments                               (143,053)
        Officer and director changes               (5,127)
        --------------------------------------------------
        Balance, December 31                     $ 21,099
        ==================================================

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

-----------------------------------------------------------------------------------------
(dollars in thousands)                                     2003        2002         2001
-----------------------------------------------------------------------------------------
Balance, January 1                                     $ 87,742     $74,241      $73,833
Additions:
   Provision charged to expense                          85,000      33,500       28,700
Deductions:
   Write-downs on loans transferred to held for sale     14,744           -            -
   Loans charged-off                                     61,654      27,576       36,152
   Recoveries                                            (8,227)     (7,577)      (7,860)
-----------------------------------------------------------------------------------------
      Net charge-offs and other charges                  68,171      19,999       28,292
-----------------------------------------------------------------------------------------
Balance, December 31                                   $104,571     $87,742      $74,241
=========================================================================================

The following is a summary of loans deemed by management to be impaired in accordance with accounting requirements as of December 31:

----------------------------------------------------------------------------
(dollars in thousands)                                     2003        2002
----------------------------------------------------------------------------
Impaired loans without a valuation allowance            $31,027     $47,772
Impaired loans with a valuation allowance                60,562     255,407
----------------------------------------------------------------------------
   Total impaired loans                                 $91,589    $303,179
============================================================================

Valuation allowance related to impaired loans           $20,588     $66,932
----------------------------------------------------------------------------

For the year ended December 31, 2003, the average balance of impaired loans was $182.6 million for which no interest was recorded. For the year ended December 31, 2002, the average balance of impaired loans was $261.8 million for which $14.0 million of interest was recorded. During 2003, Old National revised its interpretation of impaired loans to strictly follow SFAS No. 114. Previous to this change, Old National's interpretation of impaired loans more conservatively included all problem credits with a potential collateral deficiency in the event of default and nonaccrual loans in larger groups of smaller-balance homogeneous loans. Had Old National made this interpretation in the prior year, impaired loans would have totaled $80.4 million with a valuation allowance of $22.5 million rather than $303.2 million with a valuation allowance of $66.9 million as reported at December 31, 2002. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2003 and 2002, Old National had goodwill in the amount of $129.3 million and $110.6 million, respectively. Old National performed its annual impairment testing resulting in no impairment for 2003 and 2002. The change in the carrying amount of goodwill by segment for the year ended December 31, 2003, was as follows:

----------------------------------------------------------------------------------------------
                                                      Community       Non-bank
(dollars in thousands)                                  Banking       Services          Total
----------------------------------------------------------------------------------------------
Balance, January 1                                      $70,944        $39,704       $110,648
   Goodwill acquired during the year                          -         18,905         18,905
   Adjustments to goodwill acquired in prior year             -            (74)           (74)
   Goodwill related to divestitures                           -           (228)          (228)
----------------------------------------------------------------------------------------------
Balance, December 31                                    $70,944        $58,307       $129,251
==============================================================================================

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At December 31, 2003, Old National had $41.9 million in unamortized intangible assets compared with $27.0 million in unamortized identifiable intangible assets at December 31, 2002. Indefinite-lived assets of $2.8 million were included in each year.

The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of December 31:

----------------------------------------------------------------------------------------------
                                                 Gross Carrying    Accumulated   Net Carrying
(dollars in thousands)                                   Amount   Amortization         Amount
----------------------------------------------------------------------------------------------
2003
Amortized intangible assets:
   Core deposit                                         $ 5,574        $(3,044)       $ 2,530
   Customer business relationships                       36,676         (1,984)        34,692
   Non-compete agreements                                 1,100            (82)         1,018
   Technology                                             1,300           (428)           872
----------------------------------------------------------------------------------------------
      Total amortizing intangible assets                 44,650         (5,538)        39,112
Unamortized intangible assets:
   Trade name                                             2,800              -          2,800
----------------------------------------------------------------------------------------------
Total intangible assets                                 $47,450        $(5,538)       $41,912
==============================================================================================
2002
Amortized intangible assets:
   Core deposit                                          $5,574        $(2,385)        $3,189
   Customer business relationships                       19,193           (371)        18,822
   Non-compete agreements                                 1,100            (27)         1,073
   Technology                                             1,300           (142)         1,158
----------------------------------------------------------------------------------------------
      Total amortizing intangible assets                 27,167         (2,925)        24,242
Unamortized intangible assets:
   Trade name                                             2,800              -          2,800
----------------------------------------------------------------------------------------------
Total intangible assets                                 $29,967        $(2,925)       $27,042
==============================================================================================

Total amortization expense associated with intangible assets was $2.6 million in 2003, $1.2 million in 2002, $0.9 million in 2001. The following is the estimated amortization expense for the future years:

        -----------------------------------------------------
                                                   Estimated
                                                Amortization
        (dollars in thousands)                       Expense
        -----------------------------------------------------
        2004                                          $3,175
        2005                                           3,065
        2006                                           2,849
        2007                                           2,386
        2008                                           2,213
        Thereafter                                    25,424
        -----------------------------------------------------
          Total                                      $39,112
        =====================================================

NOTE 8 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights derived from loans sold with servicing retained were $14.7 million and $11.4 million at December 31, 2003 and 2002, respectively. Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balance of mortgage loans serviced for others at December 31 was $1.738 billion in 2003, $1.523 billion in 2002 and $1.148 billion in 2001.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance:

--------------------------------------------------------------------------
(dollars in thousands)                                2003           2002
--------------------------------------------------------------------------
Balance before valuation allowance, January 1      $13,423        $ 8,820
   Rights capitalized                                8,655          8,245
   Amortization                                     (6,288)        (3,033)
   Impairment                                            -           (609)
--------------------------------------------------------------------------
Balance before valuation allowance, December 31     15,790         13,423
--------------------------------------------------------------------------
Valuation allowance:
Balance, January 1                                  (2,056)             -
   Additions to valuation allowance                 (6,433)        (2,056)
   Reductions to valuation allowance                 7,358              -
--------------------------------------------------------------------------
Balance, December 31                                (1,131)        (2,056)
--------------------------------------------------------------------------
Mortgage servicing rights, net                     $14,659        $11,367
==========================================================================

The following summarizes the fair market value of mortgage servicing rights as of December 31 and the key economic assumptions used in determining this value as well as a sensitivity analysis:

----------------------------------------------------------------------------
(dollars in thousands)                                    2003         2002
----------------------------------------------------------------------------
Fair market value                                      $15,039      $11,367
Expected weighted-average life (in years)                  5.2          3.1
Weighted-average prepayment speed assumptions              335          473
Discount rate                                             8.50 %       8.50 %

Prepayment speed assumptions:
   Decrease in fair value from 10% adverse change      $  (743)
   Decrease in fair value from 20% adverse change       (1,423)

Discount rate:
   Decrease in fair value from 10% adverse change         (376)
   Decrease in fair value from 20% adverse change         (735)
----------------------------------------------------------------------------

The key economic assumptions used in determining the fair value of mortgage servicing rights capitalized during the year was as follows:

        ---------------------------------------------------------------
        Weighted-average prepayment speed assumptions              397
        Weighted-average life (in years)                           4.4
        Weighted-average discount rate                            9.43   %
        ---------------------------------------------------------------

NOTE 9 - SHORT-TERM BORROWINGS

The following table presents the distribution of Old National's short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

--------------------------------------------------------------------------------------------------
                                                                           Other
                                   Federal Funds      Repurchase      Short-term
(dollars in thousands)                 Purchased      Agreements      Borrowings            Total
--------------------------------------------------------------------------------------------------
2003
Outstanding at year-end                 $123,582        $276,471         $14,535        $ 414,588
Average amount outstanding               340,124         327,101          20,363          687,588
Maximum amount outstanding at
 any month-end                           592,880         429,425          73,397
Weighted-average interest rate:
   During year                              1.18 %          0.91 %          1.42 %           1.06 %
   End of year                              0.92            0.94            0.77             0.93
--------------------------------------------------------------------------------------------------
2002
Outstanding at year-end                 $500,180        $334,418         $83,751         $918,349
Average amount outstanding               299,846         323,386          65,726          688,958
Maximum amount outstanding at
 any month-end                           500,180         352,687         281,889
Weighted-average interest rate:
   During year                              1.67 %          1.49 %          1.76 %           1.59 %
   End of year                              1.21            1.09            1.42             1.18
--------------------------------------------------------------------------------------------------
2001
Outstanding at year-end                 $119,700        $351,086        $131,526         $602,312
Average amount outstanding               226,561         286,267          70,207          583,035
Maximum amount outstanding at
 any month-end                           468,799         351,086         184,453
Weighted-average interest rate:
   During year                              4.21 %          3.25 %          4.30 %           3.75 %
   End of year                              1.64            1.44            1.40             1.47
--------------------------------------------------------------------------------------------------

LINES OF CREDIT
During 2003, Old National cancelled an unused, unsecured line of credit with an unaffiliated bank. At December 31, 2002, Old National had $25 million available borrowing capacity under this line of credit, however there were no borrowings under the line of credit during 2002. During 2001, the average interest rate on the lines of credit was 5.61%.

NOTE 10 - FINANCING ACTIVITIES

The following table summarizes Old National's other borrowings at December 31:

---------------------------------------------------------------------------
(dollars in thousands)                                  2003         2002
---------------------------------------------------------------------------
Old National Bancorp:
   Medium-term notes, Series A                      $       --   $    5,000
   Medium-term notes, Series 1997 (fixed rates
    3.50% to 7.03%) maturities July 2004 to
    June 2008                                          113,200       53,200
   Junior subordinated debentures (fixed rates
    8.00% to 9.50%) maturities March 2030
    to April 2032                                      150,000           --
   SFAS 133 hedge and other basis adjustments            7,336          144
Old National Bank:
   Securities sold under agreements to repurchase
    (variable rates 0.64% to 2.36%) maturities
    March 2006 to December 2008                        248,000       83,000
   Federal Home Loan Bank advances (fixed rates
    3.59% to 8.34% and variable rates 1.96% to
    2.17%) maturities January 2004 to October
    2022                                               765,347      868,556
   Senior unsecured bank notes (fixed rate 3.95%
    and variable rates 1.17% to 1.48%) maturities
    June 2004 to February 2008                         190,000       60,000
   Subordinated bank notes (fixed rate 6.75%)
    maturing October 2011                              150,000      150,000
   SFAS 133 hedge and other basis adjustments              209       14,114
---------------------------------------------------------------------------
      Total other borrowings                        $1,624,092   $1,234,014
===========================================================================

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.48% and 5.44% at December 31, 2003, and 2002, respectively. These borrowings are secured by investment securities and residential real estate loans up to 150% of outstanding debt.

SUBORDINATED BANK NOTES
Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S SUBORDINATED DEBENTURES ONB Capital Trust II issued $100 million in preferred securities in April 2002. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II. Old National guarantees the payment of distributions on the preferred securities issued by ONB Capital Trust II.

ONB Capital Trust I issued $50 million in preferred securities in March 2000. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 9.5% or $2.375 per share payable quarterly and maturing on March 15, 2030. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust I. Old National guarantees the payment of distributions on the preferred securities issued by ONB Capital Trust I.

Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005 (for debentures owned by ONB Capital Trust I) and on or after April 12, 2007 (for debentures owned by ONB Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events. These securities qualify as Tier 1 capital for regulatory purposes and the SEC registration related to these securities has remaining funding capacity of $50 million.

Costs associated with the issuance of the trust preferred securities totaling $3.3 million in 2002 and $1.8 million in 2000, were capitalized and are being amortized through the maturity dates of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

In accordance with FIN 46, the remaining junior subordinated debentures related to these trust preferred securities were reclassed to "other borrowings" at December 31, 2003, from the separate disclosure on the balance sheet at December 31, 2002.

Contractual maturities of long-term debt at December 31, 2003, were as follows:

         -------------------------------------------------------------
         (dollars in thousands)
         -------------------------------------------------------------
         Due in 2004                                       $  256,700
         Due in 2005                                          195,053
         Due in 2006                                          252,408
         Due in 2007                                          110,000
         Due in 2008                                          344,470
         Thereafter                                           457,916
         SFAS 133 hedge and other basis adjustments             7,545
         -------------------------------------------------------------
            Total                                          $1,624,092
         =============================================================

NOTE 11 - TAXES

Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

---------------------------------------------------------------------------
                                        2003          2002            2001
---------------------------------------------------------------------------
Provision at statutory tax rate         35.0   %      35.0   %        35.0  %
Tax-exempt income                      (24.0)        (12.5)          (12.8)
State income taxes                      (0.7)          0.9             0.2
Other, net                               1.1          (0.7)            0.5
---------------------------------------------------------------------------
   Effective tax rate                   11.4   %      22.7   %        22.9 %
===========================================================================

The effective tax rate was significantly lower in 2003 as compared to 2002 and 2001. The main factor for the significant decrease in the effective tax rate was that tax-exempt income comprised a larger percentage of total income compared to prior years.

The provision for income taxes consisted of the following components for the years ended December 31:

------------------------------------------------------------------------------
(dollars in thousands)                     2003          2002            2001
------------------------------------------------------------------------------
Income taxes currently payable
   Federal                              $16,715       $31,829         $32,375
   State                                   (914)        2,114              (9)
Deferred income taxes related to:
   Provision for loan losses             (6,505)       (5,642)           (758)
   Other, net                              (269)        6,348          (3,898)
------------------------------------------------------------------------------
Deferred income tax expense (benefit)    (6,774)          706          (4,656)
------------------------------------------------------------------------------
   Provision for income taxes            $9,027       $34,649         $27,710
==============================================================================

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

-------------------------------------------------------------------------
(dollars in thousands)                             2003             2002
-------------------------------------------------------------------------
Deferred Tax Assets
Allowance for loan losses,
 net of recapture                              $ 40,372         $ 33,867
Benefit plan accruals                             3,706            8,922
AMT credit                                        8,389            8,480
Net operating loss                                8,523                -
Other, net                                        1,416                -
-------------------------------------------------------------------------
   Total deferred tax assets                     62,406           51,269
-------------------------------------------------------------------------
Deferred Tax Liabilities
Premises and equipment                           (3,580)          (1,257)
Accretion on investment securities                  (47)            (417)
Unrealized gains on available-
 for-sale investment securities                  (8,933)         (33,553)
Lease receivable, net                           (12,713)         (12,041)
Mortgage servicing rights                        (5,717)          (4,433)
Purchase accounting                              (7,047)          (3,440)
Other, net                                            -           (1,499)
-------------------------------------------------------------------------
   Total deferred tax liabilities               (38,037)         (56,640)
-------------------------------------------------------------------------
   Net deferred tax assets (liabilities)       $ 24,369         $ (5,371)
=========================================================================
No valuation allowance was recorded at December 31, 2003 and 2002.


NOTE 12 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN
Old National has a noncontributory defined benefit retirement plan. During 2001, Old National amended this plan freezing the benefits accrued for all participants except active participants who had completed at least 20 years of service or who had attained age 50 with at least five years of vesting service. This curtailment resulted in $7.6 million reduction in the benefit obligation as of year-end 2001 and a $0.2 million reduction in pension expense in 2001. In addition, the amendment discontinued new enrollments under the plan after December 31, 2001.

Retirement benefits are based on years of service and compensation during the highest paid five years of employment. Old National's policy is to contribute at least the minimum funding requirement determined by the plan's actuary. Old National uses a December 31 measurement date for its pension plans.

The following table sets forth the plan's benefit obligation and funded status at December 31:

-------------------------------------------------------------------------
(dollars in thousands)                   2003          2002         2001
-------------------------------------------------------------------------
Change in Benefit Obligation
Balance at January 1                 $ 54,267      $ 51,912     $ 43,833
Service cost                            1,866         1,816        3,600
Interest cost                           3,846         3,720        3,344
Benefits paid                          (4,605)       (6,422)      (6,426)
Actuarial loss                          8,145         3,241       15,178
Curtailment adjustment                      -             -       (7,617)
-------------------------------------------------------------------------
   Balance at December 31              63,519        54,267       51,912
-------------------------------------------------------------------------

Change in Plan Assets
Fair value at January 1                27,409        32,253       39,947
Actual return on plan assets            3,405        (2,549)      (1,170)
Employer contributions                 18,726         4,127          217
Benefits paid                          (4,605)       (6,422)      (6,426)
Administrative expenses                     -             -         (315)
-------------------------------------------------------------------------
   Fair value at December 31           44,935        27,409       32,253
-------------------------------------------------------------------------
   Funded status                      (18,584)      (26,858)     (19,659)
Unrecognized:
   Net actuarial loss                  23,298        17,436        9,398
   Transition asset                      (431)         (862)      (1,293)
   Prior service cost                     233           267          300
-------------------------------------------------------------------------
   Net amount recognized               $4,516      $(10,017)    $(11,254)
=========================================================================

The accumulated benefit obligation for the defined benefit pension plan was $45.6 million, $39.1 million and $37.6 million at December 31, 2003, 2002 and 2001, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

-------------------------------------------------------------------------
(dollars in thousands)                   2003          2002         2001
-------------------------------------------------------------------------
Service cost                          $ 1,866       $ 1,816      $ 3,600
Interest cost                           3,846         3,720        3,344
Expected return on plan assets         (2,411)       (2,622)      (3,162)
Amortization of prior service cost         33            33          (42)
Amortization of transitional asset       (431)         (431)        (431)
Recognized actuarial loss               1,291           373          140
Curtailment gain                            -             -         (227)
-------------------------------------------------------------------------
   Net periodic benefit cost          $ 4,194       $ 2,889      $ 3,222
=========================================================================

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

------------------------------------------------------------------------------
                                                2003         2002        2001
------------------------------------------------------------------------------
Discount rate                                   6.25 %       6.75 %      7.25 %
Rate of compensation increase                   5.00         5.00        5.00
------------------------------------------------------------------------------

The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were as follows:

------------------------------------------------------------------------------
                                                2003         2002        2001
------------------------------------------------------------------------------
Discount rate                                   6.75 %       7.25 %      7.75 %
Expected return on plan assets                  8.00         8.00        8.00
Rate of compensation increase                   5.00         5.00        5.00
------------------------------------------------------------------------------

Old National's pension plan weighted-average asset allocations at December 31 by asset category were as follows:

------------------------------------------------------------------------------
                                2004 Target
Asset Category                   Allocation     2003         2002        2001
------------------------------------------------------------------------------
Equity securities                  40 - 70%       50 %         53 %        60 %
Debt securities                    30 - 60%       27           39          37
Cash equivalents                    0 - 15%       23            8           3
------------------------------------------------------------------------------
   Total                                         100 %        100 %       100 %
==============================================================================

The expected long-term rate of return on assets, based on 10-year compounded trailing returns on equity and fixed income indices weighted by the typical asset allocation for the plan, exceeds the assumed long-term rate of return of 8%. This assumption is monitored on an on-going basis.

The plan's assets are invested in the plan trust within the ranges specified above. Fixed income and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry are also limited. The investment policy is reviewed annually. Equity securities included common stock of Old National in the amount of $3.3 million (7% of total plan assets), $3.4 million (12% of total plan assets) and $3.3 million (10% of total plan assets), at December 31, 2003, 2002 and 2001 respectively.

At December 31, 2003, asset category allocations were outside the target range due to a December employer contribution included in cash equivalents. On January 31, 2004, subsequent to investing this contribution, allocations were 60% equity securities, 31% debt securities and 9% cash equivalents.

Old National expects to contribute $0.2 million to the pension plan in 2004. In addition, the following benefit payments, which reflect expected future service, are expected to be paid:

                -----------------------------------------------------
                (dollars in thousands)
                -----------------------------------------------------
                2004                                         $ 1,362
                2005                                           1,603
                2006                                           1,881
                2007                                           2,257
                2008                                           2,656
                Years 2009 - 2013                             20,571
                -----------------------------------------------------

EMPLOYEE STOCK OWNERSHIP PLAN
Old National has an employee stock ownership plan (previously known as the Employee's Savings and Profit Sharing Plan) covering all employees who have completed an eligibility period of at least 12 months of employment and 1,000 hours of service, as defined under the plan. Contributions, in cash or Old National Bancorp stock, made to the plan are a percentage match, based on years of service, of each eligible participant's contributions to the Old National Bancorp Employees' Savings Plan (401K). In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Contribution expense under the plan was $7.4 million in 2003, $7.7 million in 2002 and $7.6 million in 2001.

RESTRICTED STOCK PLAN
Old National has a restricted stock plan, which covers certain officers. Shares were earned each year based on the achievement of net income targets and are currently fully vested.

STOCK OPTIONS
On January 31, 2003, Old National granted 2.6 million stock options to key employees at an option price of $21.71, the closing price of Old National's stock on that date. On January 22, 2002, Old National granted 2.0 million of stock options to key employees at an exercise price of $21.62, the closing price of Old National's stock on that date. On June 27, 2001, Old National granted 1.6 million of stock options to key employees at an exercise price of $22.79, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Old National was authorized to grant up to 7.3 million shares of common stock under the 1999 Equity Incentive Plan. Under this plan, active employees with unvested restricted stock shares could exchange those shares for stock options by August 27, 2001. On that date, 76,858 unvested restricted stock shares were converted to 0.5 million of stock options.

Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. See Note 1 for proforma net income and net income per share data.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 3.1% in 2003, 3.0% in 2002 and 2.7% in 2001; expected volatility of 18.0% in 2003, 18.0% in 2002, 18.2% in 2001; and a risk-free rate of 4.5% in 2003, 5.4% in 2002 and 5.3% in 2001. All per share data and exercise price data have been adjusted for a 5% stock dividend that was declared to shareholders of record on January 6, 2004, and distributed on January 27, 2004.

--------------------------------------------------------------------------------------------------------------------
                                                 2003                      2002                        2001
                                      -------------------------   ------------------------  ------------------------
                                                      Weighted                   Weighted                  Weighted
                                                       Average                    Average                   Average
                                                      Exercise                   Exercise                  Exercise
(shares in thousands)                       Shares       Price        Shares        Price        Shares       Price
--------------------------------------------------------------------------------------------------------------------
Outstanding, January 1                       4,054      $21.87         2,246       $21.79           233      $11.47
Granted                                      2,608       21.71         1,980        21.62         1,965       22.79
Exercised                                      (21)       9.67           (57)        9.37           (49)      13.49
Forfeited                                     (175)      22.06          (115)       22.21           (10)      22.79
--------------------------------------------------------------------------------------------------------------------
Outstanding, December 31                     6,466      $21.84         4,054       $21.87         2,139      $21.79
====================================================================================================================
Options exercisable at end of year           2,202      $21.96           975       $21.25           613      $19.29
Weighted-average fair value of options
 granted during the year                                  4.39                       5.13                      5.87
--------------------------------------------------------------------------------------------------------------------

Information pertaining to options outstanding was as follows at December 31, 2003:

---------------------------------------------------------------------------------------------------
(shares in                        Options Outstanding                      Options Exercisable
thousands         -------------------------------------------------    ----------------------------
                                         Weighted         Weighted                        Weighted
                                          Average          Average                         Average
Range of                 Number         Remaining         Exercise           Number       Exercise
Exercise Price      Outstanding  Contractual Life            Price      Exercisable          Price
-------------------------------------------------------------------    ----------------------------
$ 5.33 -  7.76                9               0.4 Years      $7.44                9          $7.44
  9.67 - 11.67               62               3.4            10.83               62          10.83
 12.50 - 15.08               31               4.5            14.06               31          14.06
 16.61 - 18.02               14               4.1            17.27               14          17.27
 21.62 - 22.79            6,350               8.3            22.01            2,086          22.51
---------------------------------------------------------------------------------------------------
   Total                  6,466               8.2           $21.84            2,202         $21.96
===================================================================================================

NOTE 13 - OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM

During 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 157,500 shares of common stock is available for issuance under this program. As of December 31, 2003, Old National had issued 6,221 shares under this program.

NOTE 14 - SHAREHOLDERS' EQUITY

STOCK DIVIDEND
A 5% stock dividend was declared on December 4, 2003, and distributed on January 27, 2004, to the shareholders of record on January 6, 2004. All share and per share amounts have been retroactively adjusted to reflect this stock dividend.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. As of December 31, 2003, 500,000 authorized and unissued common shares were reserved for issuance under the plan.

SHAREHOLDER RIGHTS PLAN
Old National has adopted a Shareholder Rights Plan whereby one right was distributed for each outstanding share of Old National's common stock. The rights become exercisable on the tenth day following a public announcement that a person has acquired or intends to acquire beneficial ownership of 20% or more of Old National's outstanding common stock. Upon exercising the rights, the holder is entitled to buy 1/100 of a share of Junior Preferred Stock at $60, subject to adjustment, for every right held. Upon the occurrence of certain events, the rights may be redeemed by Old National at a price of $0.01 per right.

In the event an acquiring party becomes the beneficial owner of 20% or more of Old National's outstanding shares, rights holders (other than the acquiring person) may purchase two shares of Old National common stock for the price of one share at the then market price. If Old National is acquired and is not the surviving corporation, or if Old National survives a merger but has all or part of its common stock exchanged, each rights holder will be entitled to acquire shares of the acquiring company with a value of two times the then exercise price of the rights for each right held.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of certain financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, are required to be disclosed when it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each type of financial instrument.

CASH, DUE FROM BANKS AND MONEY MARKET INVESTMENTS For these instruments, the carrying amounts approximate fair values.

INVESTMENT SECURITIES
For investment securities, fair values are based on quoted market prices, if available. For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities.

RESIDENTIAL LOANS HELD FOR SALE
Residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133. The loans' carrying basis reflects the effects of the SFAS No. 133 adjustments, thus their carrying amount is a reasonable estimate of their fair value.

LOANS
The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

MORTGAGE SERVICING RIGHTS
Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

DERIVATIVE FINANCIAL INSTRUMENTS
The fair values of derivative financial instruments are determined based on dealer quotes and are recorded in "Other assets" or "Accrued expenses and other liabilities".

DEPOSITS
The fair value of noninterest-bearing demand deposits and savings, NOW and money market deposits is the amount payable as of the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.

SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value.

OTHER BORROWINGS
The fair values of other borrowings are estimated using rates currently available to Old National for obligations with similar terms and remaining maturities.

STANDBY LETTERS OF CREDIT
Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. In 2003, the fair value for standby letters of credit was recorded in "Accrued expenses and other liabilities" on the consolidated balance sheet in accordance with FIN 45.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considered the difference between current levels of interest rates and committed rates. For further information regarding the notional amounts of these financial instruments, see Note 17.

The estimated carrying and fair values of Old National's financial instruments as of December 31 are as follows:

------------------------------------------------------------------------------
                                                      Carrying           Fair
(dollars in thousands)                                   Value          Value
------------------------------------------------------------------------------
2003
Financial Assets
Cash, due from banks and money market investments   $  236,889     $  236,889
Investment securities available-for-sale             2,706,340      2,706,340
Investment securities held-to-maturity                 210,905        209,316
Residential loans held for sale                         16,338         16,338
Loans, net                                           5,465,546      5,460,630
Mortgage servicing rights                               14,659         15,039
Derivative assets                                       15,317         15,317

Financial Liabilities
Deposits                                            $6,493,092     $6,542,898
Short-term borrowings                                  414,588        414,588
Other borrowings                                     1,624,092      1,692,186
Derivative liabilities                                  13,024         13,024
Standby letters of credit                                  326            326

Off-Balance Sheet Financial Instruments
Commitments to extend credit                               $ -         $2,590
Commercial letters of credit                                 -             69
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                                      Carrying           Fair
(dollars in thousands)                                   Value          Value
------------------------------------------------------------------------------
2002
Financial Assets
Cash, due from banks and money market investments   $  236,226     $  236,226
Investment securities available-for-sale             3,077,798      3,077,798
Residential loans held for sale                         92,598         92,598
Loans, net                                           5,589,295      5,614,204
Mortgage servicing rights                               11,367         11,367
Derivative assets                                       34,920         34,920

Financial Liabilities
Deposits                                            $6,439,280     $6,522,471
Short-term borrowings                                  918,349        918,349
Other borrowings                                     1,397,857      1,429,949
Derivative liabilities                                     574            574

Off-Balance Sheet Financial Instruments
Commitments to extend credit                               $ -         $2,544
Commercial letters of credit                                 -            234
Standby letters of credit                                    -            282
------------------------------------------------------------------------------

NOTE 16 - DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the derivative financial instruments utilized by Old National at December 31:

------------------------------------------------------------------------------------------------------------------
                                                    2003                                      2002
                                   --------------------------------------    -------------------------------------
                                                   Estimated Fair Value                      Estimated Fair Value
                                        Notional  -----------------------        Notional   ----------------------
(dollars in thousands)                    Amount        Gain        Loss           Amount        Gain        Loss
------------------------------------------------------------------------------------------------------------------
Fair Value Hedges
   Received fixed interest rate swaps  $ 714,696     $12,878    $(11,784)       $ 824,000     $32,804        $ (1)
   Interest rate lock commitments         26,152         239           -           89,694         989           -
   Forward mortgage loan contracts        36,832           -        (266)         133,076           -        (573)
   Options on contracts purchased          3,000           -          (3)               -           -           -
   Loans held for sale warehouse          16,338          73           -                -           -           -
   Mortgage rate lock derivative          26,152          41           -           89,694         135           -
Cash Flow Hedges
   HELOC cash flow                       100,000       1,127           -           50,000         992           -
   Pay fixed interest rate swaps          30,000           -         (12)               -           -           -
   Customer interest rate swaps           43,756         618        (293)               -           -           -
   Customer interest rate swaps
    with counterparty                     43,756         293        (618)               -           -           -
   Customer interest rate cap             13,000           -         (48)               -           -           -
   Customer interest rate cap
    with counterparty                     13,000          48           -                -           -           -
------------------------------------------------------------------------------------------------------------------
      Total                           $1,066,682     $15,317    $(13,024)      $1,186,464     $34,920       $(574)
==================================================================================================================

Old National has interest rate contracts that are an exchange of interest payments with no effect on the principal amounts of the underlying hedged liabilities. For the fair value hedges, Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.00% to 9.50%. The contracts terminate on or prior to April 15, 2032. Old National has cash flow hedges that pay the counterparty a variable rate based on prime and receives a fixed rate ranging from 2.12% to 6.15%.

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

In accordance with SFAS No. 149 adopted in 2003, loan commitments that relate to the origination of residential real estate loan commitments with customers that will be held for sale are accounted for as derivative instruments at fair value. Accordingly, Old National marks these derivatives to market through earnings.

Old National uses derivatives, primarily mortgage-backed whole loan cash forward sale agreements, to hedge exposure to changes in interest rates in its residential real estate loan origination and sale activity. In addition, beginning in February 2003, Old National began fair value hedge accounting for the closed loans held for sale warehouse. As of December 31, 2003, no ineffectiveness was recognized, therefore no income statement impact was recorded as a result of these mortgage banking derivatives.

In 2003, Old National began entering into various derivative contracts with its customers, which include interest rate swaps and caps. Old National hedges the exposure of these derivatives by entering into an offsetting third-party contract with reputable counterparties with matching terms. These derivative contracts are not linked to specific assets and liabilities in the balance sheet or to a forecasted transaction in an accounting hedge relationship, therefore, do not qualify for hedge accounting. Contracts are carried at fair value with changes recorded as a component of other noninterest income.

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Old National anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. In addition, Old National obtains collateral up to certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates.

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

During the fourth quarter of 2003, Old National advanced steps to settle certain litigation arising out of these claims and has established a reserve of $10 million for the settlement and other related litigation still pending. $16 million of the estimated $31 million exposure has been ruled in favor of Old National at the trial court level and is currently on appeal, with the remaining $15 million of the exposure to be covered by the reserve. It is not expected that any future losses will have a material impact on Old National's results of operations.

BUILDING COMMITMENT
On October 11, 2002, Old National entered into a $52 million contract awarded to a company controlled by a director for the construction of its Evansville-based main banking center and bank headquarters. Construction began on June 27, 2002, and is expected to be complete in 2004.

LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. Total rental expense was $6.8 million in 2003, $5.7 million in 2002 and $5.2 million in 2001. The following is a summary of future minimum lease commitments as of December 31, 2003:

                        -----------------------------------
                        (dollars in thousands)
                        -----------------------------------
                        2004                       $ 8,740
                        2005                         7,254
                        2006                         5,313
                        2007                         3,365
                        2008                         3,499
                        Thereafter                  12,085
                        -----------------------------------

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.577 billion, commercial letters of credit of $19.3 million and standby letters of credit of $85.4 million at December 31, 2003. At December 31, 2002, loan commitments were $1.178 billion, commercial letters of credit were $62.4 million and standby letters of credit were $70.0 million. These commitments are not reflected in the consolidated financial statements. No material losses are expected to result from these transactions.

At December 31, 2003, Old National had credit extensions of $70.2 million with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's customers. At December 31, 2003, the unsecured portion was $31.6 million and the secured portion was $38.6 million.

NOTE 18 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with customers, that are considered financial guarantees in accordance with FIN 45. Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2003, the notional amount of standby letters of credit was $85.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.3 million.

Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No. 133. See additional information in Note 16.

NOTE 19 - REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National's affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31 were $58.5 million in 2003 and $52.2 million in 2002.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. At December 31, 2003, prior regulatory approval was not required for Old National's affiliate bank.

CAPITAL ADEQUACY
Old National and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Old National and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require Old National and its bank subsidiary to maintain minimum amounts and ratios as set forth in the following table.

At December 31, 2003, Old National and its bank subsidiary exceeded the regulatory minimums and met the regulatory definition of well-capitalized. To be categorized as well-capitalized, the bank subsidiary must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. The following table summarizes capital ratios for Old National and its significant bank subsidiary as of December 31:

------------------------------------------------------------------------------------------------------
                                                           For Capital                For Well
                                     Actual             Adequacy Purposes       Capitalized Purposes
                            -----------------------   ----------------------   -----------------------
(dollars in thousands)           Amount      Ratio         Amount     Ratio         Amount      Ratio
------------------------------------------------------------------------------------------------------
December 31, 2003
Total capital to
  risk-weighted assets
     Old National Bancorp      $905,941      14.65 %     $494,882      8.00 %     $    N/A        N/A %
     Old National Bank          861,986      14.23        484,706      8.00        605,883      10.00
Tier 1 capital to
  risk-weighted assets
     Old National Bancorp       678,279      10.96        247,441      4.00            N/A        N/A
     Old National Bank          635,898      10.50        242,353      4.00        363,530       6.00
Tier 1 capital to
  average assets
     Old National Bancorp       678,279       7.35        369,195      4.00            N/A        N/A
     Old National Bank          635,898       6.97        273,526      3.00        455,876       5.00
------------------------------------------------------------------------------------------------------

December 31, 2002
Total capital to
  risk-weighted assets
     Old National Bancorp      $928,848      14.75 %     $503,650      8.00 %     $    N/A        N/A %
     Old National Bank          845,743      13.68        494,721      8.00        618,401      10.00
Tier 1 capital to
  risk-weighted assets
     Old National Bancorp       700,061      11.12        251,825      4.00            N/A        N/A
     Old National Bank          618,365      10.00        247,360      4.00        371,040       6.00
Tier 1 capital to
  average assets
     Old National Bancorp       700,061       7.53        371,888      4.00            N/A        N/A
     Old National Bank          618,365       6.71        276,515      3.00        460,859       5.00
------------------------------------------------------------------------------------------------------

The capital treatment of trust securities is currently under review by the Federal Reserve Board ("FRB") due to the issuing trust companies being deconsolidated under FIN 46. See Note 1 for additional information on this deconsolidation. Depending on the capital treatment resolution, trust securities may no longer qualify for Tier 1 Capital treatment, but instead would qualify for Tier 2 Capital. On July 2, 2003, the FRB issued a Supervision and Regulation Letter requiring that bank holding companies continue to follow the current instructions for reporting trust securities in its regulatory reports. Accordingly, Old National will continue to report trust securities in Tier 1 Capital until further notice from the FRB.

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National Bancorp:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
-------------------------------------------------------------------------
                                                         December 31,
(dollars in thousands)                                2003        2002
-------------------------------------------------------------------------
Assets
Deposits in affiliate bank                        $      174   $      127
Deposits in banks                                          8            8
Investments at fair value                              1,181          999
Investment in affiliates:
   Bank, including purchase accounting goodwill
    of  $5,102 in 2003 and 2002                      731,978      751,052
   Non-banks                                         112,411       75,280
Advances to affiliates                                81,611       77,807
Other assets                                          84,418       73,475
-------------------------------------------------------------------------
   Total assets                                   $1,011,781   $  978,748
=========================================================================
Liabilities and Shareholders' Equity
Other liabilities                                 $   25,755   $   15,851
Other borrowings                                     270,536       58,344
Guaranteed preferred beneficial interests in
 subordinated debentures                                  --      163,843
Shareholders' equity                                 715,490      740,710
-------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $1,011,781   $  978,748
=========================================================================


OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF INCOME
-----------------------------------------------------------------------------
                                                  Years Ended December 31,
(dollars in thousands)                           2003        2002       2001
-----------------------------------------------------------------------------
Income
Dividends from affiliates                     $56,000     $71,550   $145,500
Other income                                    2,089       2,263      1,171
Other income from affiliates                   24,306      22,311     28,108
-----------------------------------------------------------------------------
   Total income                                82,395      96,124    174,779
-----------------------------------------------------------------------------
Expense
Interest on borrowings                          8,141       9,726     10,758
Amortization of goodwill                            -           -        559
Other expenses                                 34,557      19,709     28,740
-----------------------------------------------------------------------------
   Total expense                               42,698      29,435     40,057
-----------------------------------------------------------------------------
   Income before income taxes and equity
    in undistributed earnings of affiliates    39,697      66,689    134,722
Income tax benefit                             (8,042)     (3,417)    (4,768)
-----------------------------------------------------------------------------
   Income before equity in undistributed
    earnings of affiliates                     47,739      70,106    139,490
Equity in undistributed earnings of affiliates 22,674      47,826    (46,446)
-----------------------------------------------------------------------------
   Net income                                 $70,413    $117,932    $93,044
=============================================================================

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------
                                                                Years Ended December 31,
(dollars in thousands)                                         2003       2002       2001
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                  $ 70,413   $117,932   $ 93,044
-------------------------------------------------------------------------------------------
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation                                                  491        483        668
   Amortization of goodwill                                        -          -        559
   (Increase) decrease in other assets                       (13,108)   (26,891)     1,464
   Increase in other liabilities                               9,904      3,850      1,460
   Equity in undistributed earnings of affiliates            (22,674)   (47,826)    46,446
-------------------------------------------------------------------------------------------
      Total adjustments                                      (25,387)   (70,384)    50,597
-------------------------------------------------------------------------------------------
   Net cash flows provided by operating activities            45,026     47,548    143,641
-------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Purchases of subsidiaries                                    (16,295)   (31,863)         -
Purchases (sales) of investment securities available-for-sale      -     16,608    (17,584)
Net advances to affiliates                                    (3,804)   (38,344)   (31,403)
Purchases of premises and equipment                             (412)      (670)      (451)
-------------------------------------------------------------------------------------------
   Net cash flows used in investing activities               (20,511)   (54,269)   (49,438)
-------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Payments for maturities on other borrowings                  (45,000)   (24,100)    (1,500)
Proceeds from issuance of other borrowings                   100,000          -          -
Proceeds from guaranteed preferred beneficial
 interest in subordinated debentures                               -    100,000          -
Cash dividends paid                                          (48,366)   (43,926)   (40,131)
Common stock repurchased                                     (37,830)   (31,552)   (54,723)
Common stock reissued under stock option
 and stock purchase plans                                      6,728      6,357      2,126
-------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) financing activities (24,468)     6,779    (94,228)
-------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents           47         58        (25)
Cash and cash equivalents at beginning of period                 135         77        102
-------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                  $ 182      $ 135       $ 77
===========================================================================================

NOTE 21 - SEGMENT INFORMATION

Old National operates in three reportable segments: community banking, non-bank services and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. The non-bank services segment combines the management and operations of trust, asset management, insurance brokerage and investment and annuity sales. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking customers. The accounting policies of the segments are the same as those described in Note 1.

In order to measure performance for each segment, Old National allocates capital, corporate overhead and income tax provision to each segment. Capital and corporate overhead are allocated to each segment using various methodologies, which are subject to periodic management changes. Income taxes are allocated using the effective tax rate. Also, to provide a basis for employee incentives, revenues and expenses related to the non-bank services segment are allocated to the community banking segment and reflected in both the community banking segment and the non-bank services segment. This allocation of revenue and expense is eliminated in the "Other" column. The "Other" column for 2003 includes noninterest expense of $10.0 million and segment loss of $6.7 million after-tax related to litigation as discussed in Note 17. The "Other" column for 2002 also includes noninterest income of $12.5 million and segment profit of $8.3 million after-tax related to the branch divestitures as discussed in Note 2. In

2001, the "Other" column includes segment noninterest expense of $9.7 million and segment loss of $5.9 million after-tax related to merger and restructuring costs as discussed in Note 22. Intersegment sales and transfers are not significant.

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

Summarized financial information concerning segments is shown in the following table for the years ended December 31:

----------------------------------------------------------------------------------------------------
                                 Community      Non-bank
(dollars in thousands)             Banking      Services      Treasury          Other          Total
----------------------------------------------------------------------------------------------------
2003
Net interest income            $   292,643   $       272   $   (24,882)   $     3,974    $   272,007
Provision for loan losses           85,000            --            --             --         85,000
Noninterest income                 124,796        75,055        30,647        (38,349)       192,149
Noninterest expense                254,353        68,686         1,052        (24,375)       299,716
Income tax expense (benefit)        19,327         2,169        (9,203)        (3,266)         9,027
Segment profit (loss)               58,759         4,472        13,916         (6,734)        70,413

Total assets                     5,794,286       137,927     3,286,544        135,139      9,353,896
----------------------------------------------------------------------------------------------------
2002
Net interest income            $   299,429   $     1,565   $   (13,242)   $     1,677    $   289,429
Provision for loan losses           33,500            --            --             --         33,500
Noninterest income                 111,477        50,464        20,706        (28,150)       154,497
Noninterest expense                246,030        48,405         2,355        (38,945)       257,845
Income tax expense (benefit)        38,116         1,222        (8,879)         4,190         34,649
Segment profit                      93,260         2,402        13,988          8,282        117,932

Total assets                     6,066,210        97,051     3,359,363         89,932      9,612,556
----------------------------------------------------------------------------------------------------
2001
Net interest income            $   282,412   $       779   $     5,940    $     2,168    $   291,299
Provision for loan losses           28,700            --            --             --         28,700
Noninterest income                 100,713        35,335         9,864        (32,945)       112,967
Noninterest expense                241,697        32,742         1,447        (21,074)       254,812
Income tax expense (benefit)        34,057         1,172        (3,736)        (3,783)        27,710
Segment profit (loss)               78,671         2,200        18,093         (5,920)        93,044

Total assets                     6,505,072        28,101     2,454,630         92,670      9,080,473
----------------------------------------------------------------------------------------------------

NOTE 22 - MERGER AND RESTRUCTURING COSTS

During the second quarter of 2001, Old National announced that it would further restructure its regional banking administrative structure and incur additional expenses in the consolidation of ANB Corporation, which it acquired in the first quarter of 2000. The restructuring of the banking operations involved consolidating the administrative structure of the banking franchise from six regions into three regions and the closure or sale of up to 10 branches. Approximately 100 positions were eliminated and the charges associated with severance, facilities and equipment write-offs were $7.7 million. The operations and management integration plan was finalized for the ANB acquisition and additional charges of $2.0 million for personnel costs and costs of consolidating the operation function of the Trust business were recorded. The components of the charges were as follows:


          --------------------------------------------------------
          (dollars in thousands)
          --------------------------------------------------------
          Professional fees                                $  428
          Severance and related costs                       6,477
          Fixed asset write-downs                           2,047
          Other                                               751
          --------------------------------------------------------
             Total merger and restructuring costs          $9,703
          ========================================================

The changes to the remaining restructuring charge accrual were as follows for the years ended December 31:

          --------------------------------------------------------
          (dollars in thousands)                 2003        2002
          --------------------------------------------------------
          Balance, January 1                   $1,039     $ 4,124
            Payments:
              Professional fees                     -        (126)
              Severance and related costs        (630)     (2,000)
              Fixed asset write-downs             (53)       (457)
              Other                                 -        (502)
          --------------------------------------------------------
          Balance, December 31                 $  356     $ 1,039
          ========================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Old National's principal executive officer and principal financial officer have concluded that Old National's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this annual report on Form 10-K, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. Management, including the principal executive officer and principal financial officer, does not expect that Old National's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

Significant changes were made during 2003 to upgrade and improve the systems and controls used by management in the determination of an appropriate allowance for loan losses at December 31, 2003. These new controls continue to be tested and refined and management used a variety of additional information and analytical techniques to supplement the data provided by the new methodology in arriving at the appropriate allowance at year-end 2003.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

Old National has adopted a code of ethics that applies to Old National's principal executive officer, principal financial officer and principal accounting officer. The text of the code of ethics is available on Old National's Internet website at www.oldnational.com.

ITEM 11.  EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, with the exception of the equity compensation plan information, pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 1999 Equity Incentive Plan approved by security holders in 1999 as of the fiscal year ended December 31, 2003.

----------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                  remaining available for
                                 Number of securities to       Weighted-average     future issuance under
                                 be issued upon exercise      exercise price of  equity compensation plan
                                 of outstanding options,   outstanding options,     (excluding securities
Plan Category                        warrants and rights    warrants and rights    reflected in column (a))
----------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders                  6,350,433                 $22.01                   924,372

Equity compensation plans not
 approved by security holders                          -                      -                         -
----------------------------------------------------------------------------------------------------------
   Total                                       6,350,433                 $22.01                   924,372
==========================================================================================================

NOTE: Old National has assumed a number of stock options through various mergers. The number of stock options outstanding related to acquisitions at December 31, 2003, was 115,834 with a weighted-average exercise price of $12.17. The stock options outstanding and the exercise price have been adjusted for a 5% stock dividend to shareholders of record on January 6, 2004, and distributed on January 27, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

     The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under "Item 8. Financial Statements and Supplementary Data."

     Report of Independent Accountants
     Consolidated Balance Sheet--December 31, 2003 and 2002
     Consolidated Statement of Income--Years Ended December 31, 2003, 2002 and 2001
     Consolidated Statement of Changes in Shareholders' Equity--Years Ended December 31, 2003, 2002 and 2001
     Consolidated Statement of Cash Flows--Years Ended December 31, 2003, 2002 and 2001
     Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

     The schedules for Old National and its subsidiaries are omitted because absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

     3. Exhibits

     The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

     Exhibit
     Number
     3 (i) Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

     3 (ii) By-Laws of Old National (incorporated by reference to Exhibit
            3(ii) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

     4 Instruments defining rights of security holders, including indentures

            Form of Indenture between Old National and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Old National's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

     10     Material contracts

        (a) Old National Bancorp Employees' Retirement Plan (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).*

        (b) Employees' Savings and Profit Sharing Plan of Old National Bancorp (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).*

        (c) Form of Severance Agreement for James A. Risinger, Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).*

        (d) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National's Form S-8 filed on July 20, 2001).*

        (e) Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National's Post-Effective Amendment of the Registration Statement on Form S-3, Registration No. 333-20083, filed with the Securities and Exchange Commission on August 14,
            2000).

        (f) Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        (g) Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        (h) Summary of Old National Bancorp's Outside Director Compensation Program (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

     21     Subsidiaries of Old National

     23     Consent of PricewaterhouseCoopers LLP

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            --------------
             *  Management contract or compensatory plan or arrangement

     With the exception of the information herein expressly incorporated by reference, the 2003 Proxy Statement is not to be deemed filed as part of this annual report on Form 10-K.

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003.

     Old National filed a current report on Form 8-K dated October 24, 2003. The purpose of this Form 8-K was to report the comments of the conference call held by Old National for the third quarter 2003.

     Old National filed a current report on Form 8-K dated October 23, 2003. The purpose of this Form 8-K was to report Old National's results for the third quarter 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:  /s/ James A. Risinger                         Date:  March 15, 2004
     -----------------------                              -------------
     James A. Risinger,
     Chairman of the Board of Directors,
     Chief Executive Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004, by the following persons on behalf of Old National and in the capacities indicated.


By: /s/ Alan W. Braun                By: /s/ James A. Risinger
    -----------------------------        ------------------------
    Alan W. Braun, Director              James A. Risinger,
                                         Chairman of the Board of Directors and
By: /s/ Larry E. Dunigan                 Chief Executive Officer (Principal
    -----------------------------        Executive Officer)
    Larry E. Dunigan, Director
                                     By: /s/ Marjorie Z. Soyugenc
By: /s/ David E. Eckerle                 ---------------------------
    -----------------------------        Marjorie Z. Soyugenc, Director
    David E. Eckerle, Director
                                     By: /s/ Kelly N. Stanley
By: /s/ Niel C. Ellerbrook               ---------------------------
    -----------------------------        Kelly N. Stanley, Director
    Niel C. Ellerbrook, Director
                                     By: /s/ Charles D. Storms
By: /s/ Douglas D. French                ---------------------------
    -----------------------------        Charles D. Storms, Director
    Douglas D. French, Director
                                     By: /s/ John S. Poelker
By: /s/ Andrew E. Goebel                 ----------------------------
    -----------------------------        John S. Poelker,
    Andrew E. Goebel, Director           Executive Vice President and Chief
                                         Financial Officer (Principal Financial
By: /s/ Phelps L. Lambert                Officer)
    -----------------------------
    Phelps L. Lambert, Director      By: /s/ Candice J. Jenkins
                                         ----------------------------
By: /s/ Lucien H. Meis                   Candice J. Jenkins,
    -----------------------------        Vice President and Corporate Controller
    Lucien H. Meis, Director             (Principal Accounting Officer)

By: /s/ Louis L. Mervis
    -----------------------------
    Louis L. Mervis, Director