Form 10-Q
period 2004-03-31
OLD NATIONAL BANCORP /IN/
filed 2004-05-10
CIK 707179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              -----------------------------------------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____________ to ____________


                         Commission File Number 1-15817
                         ------------------------------

                              OLD NATIONAL BANCORP
             (Exact name of Registrant as specified in its charter)

         INDIANA                                                35-1539838
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

          420 Main Street                                        47708
        Evansville, Indiana                                    (Zip Code)
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 66,357,000 shares outstanding at April 30, 2004.

                              OLD NATIONAL BANCORP
                                    FORM 10-Q
                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                          Page No.
                                                                        --------

          Consolidated Balance Sheet
          March 31, 2004 and 2003, and December 31, 2003                    3

          Consolidated Statement of Income
          Three months ended March 31, 2004 and 2003                        4

          Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 2004 and 2003                        5

          Consolidated Statement of Cash Flows
          Three months ended March 31, 2004 and 2003                        6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    18

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      26

Item 4.   Controls and Procedures                                          29

PART II   OTHER INFORMATION                                                30

SIGNATURES                                                                 32

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,            December 31,
                                                                                      (unaudited)
(dollars and shares in thousands)                                                2004            2003            2003
------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                      $   176,022     $   210,980     $   222,385
Money market investments                                                          15,733           5,916          14,504
------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                         191,755         216,896         236,889
Investment securities-available-for-sale, at fair value
  U.S. Treasury                                                                   13,117           5,316          26,057
  U.S. Government agencies and corporations                                      552,228         635,434         580,820
  Mortgage-backed securities                                                   1,298,932       1,633,788       1,298,881
  States and political subdivisions                                              664,264         683,726         655,068
  Other securities                                                               140,579         119,647         145,514
------------------------------------------------------------------------------------------------------------------------
          Investment securities - available-for-sale                           2,669,120       3,077,911       2,706,340
Investment securities - held-to-maturity, at amortized cost
  (fair value $205,812, $236,825 and $209,316 respectively)                      204,406         236,825         210,905
Residential loans held for sale                                                   17,895          52,999          16,338
Loans:
  Commercial                                                                   1,614,516       1,690,403       1,618,095
  Commercial real estate                                                       1,830,532       1,871,861       1,849,275
  Residential real estate                                                        939,156         974,329         939,422
  Consumer credit, net of unearned income                                      1,175,450       1,050,317       1,163,325
------------------------------------------------------------------------------------------------------------------------
          Total loans                                                          5,559,654       5,586,910       5,570,117
Allowance for loan losses                                                       (108,600)        (83,993)       (104,571)
------------------------------------------------------------------------------------------------------------------------
          Net loans                                                            5,451,054       5,502,917       5,465,546
------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                      194,262         143,433         181,398
Goodwill                                                                         129,251         110,648         129,251
Other intangible assets                                                           41,113          27,044          41,912
Mortgage servicing rights                                                         12,319          10,464          14,659
Accrued interest receivable and other assets                                     348,159         346,039         350,658
------------------------------------------------------------------------------------------------------------------------
         Total assets                                                        $ 9,259,334     $ 9,725,176     $ 9,353,896
========================================================================================================================
Liabilities
Deposits:
   Noninterest-bearing demand                                                $   794,502     $   727,077     $   823,146
   Interest-bearing:
      NOW                                                                      1,587,353       1,397,363       1,612,145
      Savings                                                                    467,575         514,758         441,427
      Money market                                                               593,222         594,104         608,177
      Time                                                                     2,942,451       3,087,641       3,008,197
------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                        6,385,103       6,320,943       6,493,092
Short-term borrowings                                                            471,403         974,835         414,588
Other borrowings                                                               1,533,202       1,364,946       1,624,092
Guaranteed preferred beneficial interests in subordinated debentures                  --         165,042              --
Accrued expenses and other liabilities                                           128,765         156,373         106,634
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     8,518,473       8,982,139       8,638,406
------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding             --              --              --
Common stock, $1 stated value, 150,000 shares authorized,
   66,449, 63,593 and 66,575 shares issued and outstanding, respectively          66,449          63,593          66,575
Capital surplus                                                                  578,650         522,404         581,224
Retained earnings                                                                 59,987         110,795          53,107
Accumulated other comprehensive income, net of tax                                35,775          46,245          14,584
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                              740,861         743,037         715,490
------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                          $ 9,259,334     $ 9,725,176     $ 9,353,896
========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                     March 31,
(dollars and shares in thousands,
except per share data) (unaudited)                              2004          2003
------------------------------------------------------------------------------------
Interest Income
Loans including fees:
   Taxable                                                   $  74,382     $  84,955
   Nontaxable                                                    4,367         4,264
Investment securities, available-for-sale:
   Taxable                                                      19,893        25,982
   Nontaxable                                                    7,362         8,029
Investment securities, held-to-maturity, taxable                 2,097           277
Money market investments                                            20            71
------------------------------------------------------------------------------------
      Total interest income                                    108,121       123,578
------------------------------------------------------------------------------------
Interest Expense
Deposits                                                        29,365        38,079
Short-term borrowings                                              990         2,574
Other borrowings                                                12,655        13,122
------------------------------------------------------------------------------------
      Total interest expense                                    43,010        53,775
------------------------------------------------------------------------------------
      Net interest income                                       65,111        69,803
Provision for loan losses                                        7,500         9,000
------------------------------------------------------------------------------------
      Net interest income after provision for loan losses       57,611        60,803
------------------------------------------------------------------------------------
Noninterest Income
Trust and asset management fees                                  7,500         7,360
Service charges on deposit accounts                             10,765        10,778
ATM fees                                                         1,965         1,867
Mortgage banking revenue                                          (320)        4,403
Insurance premiums and commissions                              14,509         8,247
Investment product fees                                          3,185         2,678
Bank-owned life insurance                                        2,053         1,685
Net securities gains                                             1,985         2,730
Other income                                                     3,986         3,172
------------------------------------------------------------------------------------
      Total noninterest income                                  45,628        42,920
------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits                                  49,269        41,660
Occupancy                                                        4,851         4,521
Equipment                                                        3,562         3,698
Marketing                                                        2,358         2,427
Outside processing                                               4,970         4,192
Communication and transportation                                 2,969         3,119
Professional fees                                                3,088         2,416
Loan expense                                                     1,467         1,379
Supplies                                                         1,059         1,262
Other real estate owned expense                                  1,656           547
Other expense                                                    5,204         4,944
------------------------------------------------------------------------------------
      Total noninterest expense                                 80,453        70,165
------------------------------------------------------------------------------------
   Income before income taxes                                   22,786        33,558
Income tax expense                                               3,277         7,298
------------------------------------------------------------------------------------
   Net income                                                $  19,509     $  26,260
====================================================================================

Net Income Per Common Share
   Basic                                                     $    0.29     $    0.39
   Diluted                                                        0.29          0.39
------------------------------------------------------------------------------------
Weighted Average Number Of Common Shares Outstanding
   Basic                                                        66,359        66,889
   Diluted                                                      66,460        66,945
------------------------------------------------------------------------------------
Dividends Per Common Share                                   $    0.19     $    0.18

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other          Total
(dollars and shares                        Common Stock           Capital       Retained   Comprehensive  Shareholders'
 in thousands) (unaudited)              Shares       Amount       Surplus       Earnings       Income        Equity
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002              63,856     $  63,856     $ 528,379     $  96,652     $  51,823     $ 740,710
Net income                                  --            --            --        26,260            --        26,260
Unrealized net securities losses,
 net of $(2,659) tax                        --            --            --            --        (3,849)       (3,849)
Reclassification adjustment for
 gains included in net income,
 net of $(1,116) tax                        --            --            --            --        (1,614)       (1,614)
Net unrealized derivative losses
 on cash flow hedges,
 net of $(102) tax                          --            --            --            --          (159)         (159)
Reclassification adjustment on
 cash flow hedges,
 net of $28 tax                             --            --            --            --            44            44
Cash dividends                              --            --            --       (12,117)           --       (12,117)
Stock repurchased                         (560)         (560)      (12,011)           --            --       (12,571)
Stock reissued under stock
 option and stock purchase plans           297           297         6,036            --            --         6,333
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                 63,593     $  63,593     $ 522,404     $ 110,795     $  46,245     $ 743,037
====================================================================================================================

Balance, December 31, 2003              66,575     $  66,575     $ 581,224     $  53,107     $  14,584     $ 715,490
Net income                                  --            --            --        19,509            --        19,509
Unrealized net securities gains,
 net of $15,922 tax                         --            --            --            --        21,929        21,929
Reclassification adjustment for
 gains included in net income,
 net of $(835) tax                          --            --            --            --        (1,150)       (1,150)
Net unrealized derivative gains
 on cash flow hedges,
 net of $235 tax                            --            --            --            --           365           365
Reclassification adjustment on
 cash flow hedges,
 net of $31 tax                             --            --            --            --            47            47
Cash dividends                              --            --            --       (12,629)           --       (12,629)
Stock repurchased                         (468)         (468)       (9,613)           --            --       (10,081)
Stock reissued under stock
 option and stock purchase plans           342           342         7,039            --            --         7,381
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                 66,449     $  66,449     $ 578,650     $  59,987     $  35,775     $ 740,861
====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                          March 31,
(dollars in thousands) (unaudited)                                                   2004         2003
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                       $  19,509     $  26,260
--------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                      3,229         3,197
   Amortization of other intangible assets                                             799           524
   Net premium amortization on investment securities                                 2,175         2,773
   Provision for loan losses                                                         7,500         9,000
   Net securities gains                                                             (1,985)       (2,730)
   Gains on sale of other assets                                                    (1,362)       (3,737)
   Residential real estate loans originated for sale                               (83,911)     (261,559)
   Proceeds from sale of residential real estate loans                              82,857       264,499
   (Increase) decrease in other assets                                              16,864       (11,428)
   Increase in accrued expenses and other liabilities                                6,778        43,862
--------------------------------------------------------------------------------------------------------
      Total adjustments                                                             32,944        44,401
--------------------------------------------------------------------------------------------------------
   Net cash flows provided by operating activities                                  52,453        70,661
--------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Purchases of investment securities available-for-sale                             (389,151)     (580,903)
Proceeds from maturities, prepayments and calls
 of investment securities available-for-sale                                       254,910       293,445
Proceeds from sales of investment securities available-for-sale                    207,394       278,085
Purchases of investment securities held-to-maturity                                     --      (236,846)
Proceeds from maturities, prepayments and calls
 of investment securities held-to-maturity                                           6,242            --
Net principal collected from customers                                               6,992       116,977
Proceeds from sale of premises and equipment                                           806           249
Purchases of premises and equipment                                                (16,261)      (12,083)
--------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) investing activities                        70,932      (141,076)
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest-bearing demand deposits                                             (28,644)      (51,352)
   Savings, NOW and money market deposits                                          (13,599)       76,359
   Time deposits                                                                   (65,746)     (143,344)
   Short-term borrowings                                                            56,815        56,486
Payments for maturities on other borrowings                                       (156,559)      (70,309)
Proceeds from issuance of other borrowings                                          54,543       201,600
Cash dividends paid                                                                (12,629)      (12,117)
Common stock repurchased                                                           (10,081)      (12,571)
Common stock reissued under stock option and stock purchase plans                    7,381         6,333
--------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) financing activities                      (168,519)       51,085
--------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                       (45,134)      (19,330)
Cash and cash equivalents at beginning of period                                   236,889       236,226
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 191,755     $ 216,896
========================================================================================================
Total interest paid                                                              $  42,051     $  55,490
Total taxes paid                                                                 $      --     $   1,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates ("Old National") and have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2004 and 2003, and December 31, 2003, and the results of its operations for the three months ended March 31, 2004 and 2003. Interim results do not necessarily represent annual results.

NOTE 2 - IMPACT OF ACCOUNTING CHANGES

In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires annual disclosures in addition to those in the original SFAS No. 132, which provides additional information regarding assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. In addition, interim disclosure of the components of net periodic benefit costs is required. The revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. Old National adopted this statement as of December 31, 2003, and has included all such required disclosures in Note 9.

In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which was initially released in January 2003. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46 was effective for companies with "special-purpose entities" as of December 31, 2003. Old National does not have special-purpose entities. However, under this new guidance, Old National was required to deconsolidate ONB Capital Trust I and ONB Capital Trust II as these trusts no longer meet the definition of a related subsidiary under the terms of FIN 46. This change also resulted in the remaining debt being disclosed in "other borrowings" beginning with the period ending December 31, 2003, compared to the separate disclosure on the balance sheet prior to that date. The effect of this deconsolidation was an increase of $4.6 million to both assets and liabilities with no impact to the results of operations. The effective date for consolidation of all other entities was after March 15, 2004. Old National consolidated various low income housing partnerships on March 31, 2004, for which the impact on the results of operations and financial position was immaterial.

Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. In accordance with SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" and SFAS No. 123, "Accounting for Stock-Based Compensation," Old National has presented in the table below net income and net income per share adjusted to proforma amounts had compensation cost for Old National's stock option plan been recorded based on the fair value at the grant dates for awards under the plan. All per share data has been adjusted for stock dividends, including a 5% stock dividend distributed to shareholders on January 27, 2004.

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                                 March 31,
(dollars in thousands,  except per share data)              2004          2003
--------------------------------------------------------------------------------
Net income as reported                                    $19,509       $26,260
    Deduct total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects             (1,663)       (1,099)
--------------------------------------------------------------------------------
Proforma net income                                       $17,846       $25,161
================================================================================

Basic net income per share:
   As reported                                            $  0.29       $  0.39
   Proforma                                                  0.27          0.37
Diluted net income per share:
   As reported                                            $  0.29       $  0.39
   Proforma                                                  0.27          0.37
--------------------------------------------------------------------------------

NOTE 3 - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year, adjusted to reflect all stock dividends. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options. The following table reconciles basic and diluted net income per share for the three months ended March 31:

------------------------------------------------------------------------------------------------
                                       Three Months Ended                Three Months Ended
                                         March 31, 2004                    March 31, 2003
(dollars and shares              -----------------------------     -----------------------------
in thousands,
except per share data)            Income     Shares    Amount       Income     Shares     Amount
------------------------------------------------------------------------------------------------
Basic Net Income Per Share
Income from operations           $19,509     66,359    $0.29       $26,260     66,889     $0.39
                                                     =======                            =======
Effect Of Dilutive Securities
Stock options                         --        101                     --        56
---------------------------------------------------                -----------------
Diluted Net Income Per Share
Income from operations
 and assumed conversions         $19,509     66,460    $0.29       $26,260     66,945     $0.39
================================================================================================

NOTE 4 - INVESTMENT SECURITIES

The market value and amortized cost of investment securities as of March 31 are set forth below:

----------------------------------------------------------------------------
                           Amortized   Unrealized   Unrealized         Fair
(dollars in thousands)          Cost        Gains       Losses        Value
----------------------------------------------------------------------------
2004
Available-for-sale        $2,609,506      $68,873      $(9,259)  $2,669,120
Held-to-maturity             204,406        1,406            -      205,812
----------------------------------------------------------------------------
2003
Available-for-sale        $3,000,957      $80,157      $(3,203)  $3,077,911
Held-to-maturity             236,825            -            -      236,825
----------------------------------------------------------------------------

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

------------------------------------------------------------------------
(dollars in thousands)                                2004          2003
------------------------------------------------------------------------
Balance, January 1                               $ 104,571     $  87,742
Additions:
   Provision charged to expense                      7,500         9,000
Deductions:
   Loans charged-off                                 5,652        14,378
   Recoveries                                       (2,181)       (1,629)
------------------------------------------------------------------------
      Net charge-offs                                3,471        12,749
------------------------------------------------------------------------
------------------------------------------------------------------------
Balance, March 31                                $ 108,600     $  83,993
========================================================================

The following is a summary of information pertaining to impaired loans at March 31:

------------------------------------------------------------------------
(dollars in thousands)                                2004          2003
------------------------------------------------------------------------
Impaired loans without a valuation allowance     $  22,137     $  45,624
Impaired loans with a valuation allowance           71,913       225,780
------------------------------------------------------------------------
   Total impaired loans                          $  94,050     $ 271,404
========================================================================

Valuation allowance related to impaired loans    $  27,475     $  62,003
------------------------------------------------------------------------

A loan is considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15" when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities.

For the three months ended March 31, 2004, the average balance of impaired loans was $92.8 million for which $0.1 million of interest was recorded. For the three months ended March 31, 2003, the average balance of impaired loans was $287.3 million for which $10.7 million of interest was recorded. During the third quarter of 2003, Old National revised its interpretation of impaired loans to strictly follow SFAS No. 114. Previous to this change, Old National's interpretation of impaired loans more conservatively included all problem credits with a potential collateral deficiency in the event of default and nonaccrual loans in larger groups of smaller-balance homogeneous loans. Had Old National applied this interpretation in the prior year, impaired loans would have totaled $96.7 million with a valuation allowance of $18.9 million rather than $271.4 million with a valuation allowance of $62.0 million as reported at March 31, 2003. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2004 and 2003, Old National had goodwill in the amount of $129.3 million and $110.6 million, respectively. During 2003, Old National performed its annual goodwill impairment testing resulting in no impairment. At March 31, 2004, the community banking segment and the non-bank services segment had goodwill of $70.9 million and $58.3 million, respectively. There was no change in the carrying amount of goodwill by segment for the three month period ended March 31, 2004.

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At March 31, 2004, Old National had $41.1 million in unamortized intangible assets compared with $27.0 million in unamortized identifiable intangible assets at March 31, 2003. Indefinite-lived assets of $2.8 million were included in each year.

The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of March 31:

--------------------------------------------------------------------------------
                                      Gross Carrying   Accumulated  Net Carrying
(dollars in thousands)                        Amount  Amortization        Amount
--------------------------------------------------------------------------------
2004
Amortized intangible assets:
   Core deposit                              $ 5,574      $(3,198)      $ 2,376
   Customer business relationships            36,676       (2,544)       34,132
   Non-compete agreements                      1,100          (96)        1,004
   Technology                                  1,300         (499)          801
-------------------------------------------------------------------------------
      Total amortized intangible assets       44,650       (6,337)       38,313
Unamortized intangible assets:
   Trade name                                  2,800           --         2,800
-------------------------------------------------------------------------------
Total intangible assets                      $47,450      $(6,337)      $41,113
===============================================================================
2003
Amortized intangible assets:
   Core deposit                              $ 5,574      $(2,556)      $ 3,018
   Customer business relationships            19,720         (638)       19,082
   Non-compete agreements                      1,100          (42)        1,058
   Technology                                  1,300         (214)        1,086
-------------------------------------------------------------------------------
      Total amortized intangible assets       27,694       (3,450)       24,244
Unamortized intangible assets:
   Trade name                                  2,800           --         2,800
-------------------------------------------------------------------------------
Total intangible assets                      $30,494      $(3,450)      $27,044
===============================================================================

Total amortization expense associated with intangible assets for the three months ended was $799 thousand in 2004 and $524 thousand in 2003. The following is the estimated amortization expense for the future years:

                -------------------------------------------
                                                 Estimated
                (dollars in thousands)        Amortization
                For the years ended:               Expense
                -------------------------------------------
                2004 remaining                      $2,376
                2005                                 3,065
                2006                                 2,849
                2007                                 2,386
                2008                                 2,213
                2009                                 2,122
                Thereafter                          23,302
                -------------------------------------------
                  Total                            $38,313
                ===========================================

NOTE 7 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights derived from loans sold with servicing retained were $12.3 million and $10.5 million at March 31, 2004 and 2003, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at March 31 was $1.737 billion in 2004 and $1.627 billion in 2003. At March 31, 2004 and 2003, the fair value of capitalized mortgage servicing rights, net of valuation allowance, was $12.4 million and $10.5 million, respectively. Old National's key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 436 PSA and a discount rate of 8.50% at March 31, 2004 and a weighted average prepayment rate of 558 PSA and a discount rate of 8.50% at March 31, 2003.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at March 31:

----------------------------------------------------------------------
(dollars in thousands)                             2004         2003
----------------------------------------------------------------------
Balance before valuation allowance, January 1    $ 15,790     $ 13,423
   Rights capitalized                                 830        2,290
   Amortization                                    (1,725)        (932)
----------------------------------------------------------------------
Balance before valuation allowance, March 31       14,895       14,781
----------------------------------------------------------------------
Valuation allowance:
Balance, January 1                                 (1,131)      (2,056)
   Additions to valuation allowance                (1,940)      (2,261)
   Reductions to valuation allowance                  495           --
----------------------------------------------------------------------
Balance, March 31                                  (2,576)      (4,317)
----------------------------------------------------------------------
Mortgage servicing rights, net                   $ 12,319     $ 10,464
======================================================================

NOTE 8 - FINANCING ACTIVITIES

The following table summarizes Old National's other borrowings at March 31:

--------------------------------------------------------------------------------
(dollars in thousands)                                     2004            2003
--------------------------------------------------------------------------------
Old National Bancorp:
   Medium-term notes, Series 1997 (fixed rates
    3.50% to 7.03%) maturities July 2004 to
    June 2008                                         $ 113,200        $ 43,200
   Junior subordinated debentures (fixed rates
    8.00% to 9.50%) maturities March 2030
    to April 2032                                       150,000              --
   SFAS 133 hedge and other basis adjustments            11,416             208
Old National Bank:
   Securities sold under agreements to repurchase
    (variable rates 1.12% to 2.69%) maturities
    March 2006 to December 2008                         298,000         183,000
   Federal Home Loan Bank advances (fixed rates
    3.59% to 8.34% and variable rates 1.92% to
    2.12%) maturities April 2004 to October 2022        608,788         814,848
   Senior unsecured bank notes (fixed rate 3.95%
    and variable rates 1.32% to 2.12%) maturities
    June 2004 to February 2008                          190,000         160,000
   Subordinated bank notes (fixed rate 6.75%)
    maturing October 2011                               150,000         150,000
   Capital lease obligation                               4,543              --
   SFAS 133 hedge and other basis adjustments             7,255          13,690
--------------------------------------------------------------------------------
      Total other borrowings                         $1,533,202      $1,364,946
================================================================================

Contractual maturities of other borrowings at March 31, 2004, were as follows:

        ------------------------------------------------------------
        (dollars in thousands)
        ------------------------------------------------------------
        Due in 2004                                       $ 101,721
        Due in 2005                                         195,082
        Due in 2006                                         252,402
        Due in 2007                                         160,034
        Due in 2008                                         343,037
        Thereafter                                          462,255
        SFAS 133 hedge and other basis adjustments           18,671
        ------------------------------------------------------------
           Total                                         $1,533,202
        ============================================================

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.24% and 5.42% at March 31, 2004, and 2003, respectively. These borrowings are secured by investment securities and residential real estate loans up to 150% of outstanding debt.

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

In accordance with FIN 46, the outstanding junior subordinated debentures related to these trust preferred securities were reclassified to "other borrowings" at December 31, 2003, from the separate disclosure on the balance sheet prior to that date.

CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a new branch office building in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National's current incremental borrowings rate for similar types of borrowing arrangements. At March 31, 2004, the future minimum lease payments under the capital lease were as follows:

        ------------------------------------------------------------
        (dollars in thousands)                              Minimum
                                                              Lease
        For the year ending:                               Payments
        ------------------------------------------------------------
        2004 remaining                                        $ 278
        2005                                                    371
        2006                                                    371
        2007                                                    371
        2008                                                    371
        Thereafter                                           13,265
        ------------------------------------------------------------
           Total minimum lease payments                      15,027
        Less amounts representing interest                   10,484
        ------------------------------------------------------------
           Present value of net minimum lease payments       $4,543
        ============================================================

NOTE 9 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National's noncontributory defined benefit retirement plan for the three months ended March 31:

        --------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
        (dollars in thousands)                         2004            2003
        --------------------------------------------------------------------
        Service cost                                  $ 537           $ 486
        Interest cost                                   975             846
        Expected return on plan assets                 (851)           (504)
        Amortization of prior service cost                8               8
        Amortization of transitional asset             (108)           (108)
        Recognized actuarial loss                       397             249
        --------------------------------------------------------------------
           Net periodic benefit cost                  $ 958           $ 977
        ====================================================================

STOCK OPTIONS
On February 2, 2004, Old National granted 0.3 million stock options to key employees at an option price of $21.45, the closing price of Old National's stock on that date. The options vest 100% on December 31, 2004, and expire in ten years. On January 31, 2003, Old National granted 2.6 million stock options to key employees at an option price of $21.71, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Old National was authorized to grant up to 7.3 million shares of common stock under the 1999 Equity Incentive Plan. At March 31, 2004, Old National had 6.3 million of stock options outstanding.

Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. See Note 2 for proforma net income and net income per share data.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the derivative financial instruments utilized by Old National at March 31:

---------------------------------------------------------------------------------------------------------------------------------
                                                             2004                                          2003
                                          -----------------------------------------     -----------------------------------------
                                                            Estimated Fair Value                          Estimated Fair Value
                                            Notional     --------------------------       Notional     --------------------------
(dollars in thousands)                        Amount           Gain            Loss         Amount           Gain            Loss
---------------------------------------------------------------------------------------------------------------------------------
Fair Value Hedges
   Received fixed interest rate swaps     $1,068,096     $   22,118     $   (5,877)     $  753,000     $   26,957     $   (1,277)
   Interest rate lock commitments             65,535            129             --         130,813          1,446             --
   Forward mortgage loan contracts            72,428             --            (81)        133,050             --           (698)
   Options on contracts purchased              4,000             --             --              --             --             --
   Loans held for sale warehouse              17,895             33             --          52,999            718             --
   Mortgage rate lock derivative              65,535            101             --         130,813            197             --
Cash Flow Hedges
   HELOC cash flow                           100,000          2,073             --         100,000            791            (61)
   Pay fixed interest rate swaps             150,000            109           (468)             --             --             --
   Customer interest rate swaps               44,523          1,097            (69)          2,916             54             --
   Customer interest rate swaps
    with counterparty                         44,523             69         (1,097)          2,916             --            (54)
   Customer interest rate cap                 15,300             --            (53)             --             --             --
   Customer interest rate cap
    with counterparty                         15,300             53             --              --             --             --
---------------------------------------------------------------------------------------------------------------------------------
      Total                               $1,663,135     $   25,782     $   (7,645)     $1,306,507     $   30,163     $   (2,090)
=================================================================================================================================

For further information regarding derivative financial instruments, see Note 16 of the notes to the consolidated financial statements of the 2003 annual report.

NOTE 11 - INCOME TAXES

The following is a summary of the major items comprising the differences in taxes computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

                --------------------------------------------------
                                                2004        2003
                --------------------------------------------------
                Provision at statutory rate     35.0 %      35.0 %
                Tax-exempt income              (21.1)      (13.1)
                Other, net                       0.5        (0.2)
                --------------------------------------------------
                Effective tax rate              14.4 %      21.7 %
                ==================================================


For the three months ended March 31, 2004, the effective tax rate was significantly lower than for the same period of last year. The decrease in the effective tax rate resulted from a higher percentage of tax-exempt income to total income for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003.

NOTE 12 - COMPREHENSIVE INCOME

--------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                    March 31,
(dollars in thousands)                                                        2004           2003
--------------------------------------------------------------------------------------------------
Net income:                                                                $19,509        $26,260
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period, net of tax   21,929         (3,849)
  Less:  reclassification adjustment for securities gains realized in net
    income, net of tax                                                      (1,150)        (1,614)
Cash flow hedges:
  Net unrealized derivative gains (losses) on cash flow hedges, net of tax     365           (159)
  Less:  reclassification adjustment on cash flow hedges, net of tax            47             44
--------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                               21,191         (5,578)
--------------------------------------------------------------------------------------------------
Comprehensive income                                                       $40,700        $20,682
==================================================================================================

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

During the fourth quarter of 2003, Old National advanced steps to settle certain litigation arising out of these claims and established a reserve of $10 million for settlement. During the quarter ended March 31, 2004, Old National paid $8 million of this reserve to settle $10 million of the exposure. $16 million of the estimated $31 million exposure has been ruled in favor of Old National at the trial court level and is currently on appeal. The $2 million remaining in the reserve for litigation settlement is deemed to be adequate to cover the remaining $5 million of exposure. It is not expected that any future losses will have a material impact on Old National's results of operations.

BUILDING COMMITMENT
On October 11, 2002, Old National entered into a $52 million contract awarded to a company controlled by a director for the construction of its Evansville-based main banking center and bank headquarters. Construction began on June 27, 2002, and is expected to be complete in the third quarter of 2004.

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.520 billion, commercial letters of credit of $19.5 million and standby letters of credit of $96.1 million at March 31, 2004. At March 31, 2003, loan commitments were $1.362 billion, commercial letters of credit were $73.8 million and standby letters of credit were $56.1 million. These commitments are not reflected in the consolidated financial statements. No material losses are expected to result from these transactions.

At March 31, 2004 and 2003, Old National had credit extensions of $72.4 million and $49.1 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's customers. At March 31, 2004 and 2003, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $41.0 million and $12.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 14 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with customers, that are considered financial guarantees in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2004, the notional amount of standby letters of credit was $96.1 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No. 133. See additional information in Note 10.

NOTE 15 - SEGMENT INFORMATION

Old National operates in three reportable segments: community banking, non-bank services and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. The non-bank services segment combines the management and operations of trust, asset management, insurance, brokerage and investment and annuity sales. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking customers.

In order to measure performance for each segment, Old National allocates capital, corporate overhead and income tax provision to each segment. Capital and corporate overhead are allocated to each segment using various methodologies, which are subject to periodic changes by management. Income taxes are allocated using the effective tax rate. Tax-exempt income is primarily within the treasury segment, creating a tax benefit for this segment. Intersegment sales and transfers are not significant.

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

Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

---------------------------------------------------------------------------------------------------------
                                  Community       Non-bank
(dollars in thousands)              Banking       Services        Treasury           Other          Total
---------------------------------------------------------------------------------------------------------
2004
Net interest income             $    70,191    $       142    $    (1,909)    $    (3,313)    $    65,111
Provision for loan losses             7,442             --             58              --           7,500
Noninterest income                   15,030         23,963          4,099           2,536          45,628
Noninterest expense                  59,470         21,161            599            (777)         80,453
Income tax expense (benefit)          4,401            955         (2,079)             --           3,277
Segment profit                       13,908          1,989          3,612              --          19,509

Total assets                      5,731,111        121,665      3,276,565         129,993       9,259,334
---------------------------------------------------------------------------------------------------------

2003
Net interest income             $    70,212    $        54    $    (1,460)    $       997     $    69,803
Provision for loan losses             9,000             --             --              --           9,000
Noninterest income                   20,394         16,953          4,468           1,105          42,920
Noninterest expense                  52,464         15,358            241           2,102          70,165
Income tax expense (benefit)          8,516            565         (1,783)             --           7,298
Segment profit                       20,626          1,084          4,550              --          26,260

Total assets                      5,908,926         88,330      3,624,637         103,283       9,725,176
---------------------------------------------------------------------------------------------------------

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, Old National entered into a Commitment Letter to execute a Whole Loan Sale and Servicing Agreement to sell approximately $427 million of residential real estate loans with servicing retained. This transaction is expected to be completed by the quarter ended June 30, 2004 and is not expected to have a material impact on Old National's results of operations.

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY
Net income for the quarter ended March 31, 2004, decreased significantly compared to the quarter ended March 31, 2003, driven primarily by declining interest rates and slow loan demand that resulted in significant decreases in both the net interest income and mortgage banking revenue. In addition, noninterest expense included charges for severance payments to three senior executives who left the company during the quarter ended March 31, 2004 and an increase in incentive expense compared to the quarter ended March 31, 2003.

As a result of management's balance sheet strategies, Old National's financial condition showed a decrease in assets and liabilities at March 31, 2004, compared to March 31, 2003 and December 31, 2003, reflecting heavy refinancing of residential real estate loans during 2003, a reduction in the investment portfolio, and a reduction of certificates of deposits and borrowed funds. Management uses various indicators such as return on assets, return on equity and asset quality ratios in order to evaluate the performance of the business. These are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL BASIS AND FORWARD-LOOKING STATEMENTS
This discussion analyzes Old National's results of operations for the three months ended March 31, 2004 and 2003, and financial condition as of March 31, 2004, compared to March 31, 2003, and December 31, 2003.

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expressions such as "expects," "intends," "believes," "anticipates," and "should," which are statements of belief as to the expected outcomes of future events. Internal and external factors that might cause such a difference include, but are not limited to, market, economic, operational, liquidity, credit and interest rate risks associated with Old National's business, competition, government legislation and policies, ability of Old National to execute its business plan and implement the "Ascend" project initiatives (see "Results of Operations" for further information on the "Ascend" project), credit quality trends and the ability to generate loans, and other matters discussed in this management's discussion and analysis. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Actual results could materially differ from those presented. Old National undertakes no obligation to release revisions to these forward-looking statements or reflect events or conditions after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this report, are based upon Old National's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the mortgage servicing rights and the valuation of goodwill and intangibles. Actual results could differ from those estimates.

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

     Under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The tests for impairment fair values are based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes is these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangibles and could result in impairment losses affecting the financials of the company as a whole and the individual lines of business in which the goodwill or intangibles reside.

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

RESULTS OF OPERATIONS

Earnings Summary
Old National reported net income of $19.5 million for the three months ended March 31, 2004, a reduction of 25.7% from the $26.3 million recorded for the three months ended March 31, 2003. On a diluted per share basis, net income was $0.29 for the quarter ended March 31, 2004, compared to $0.39 for the quarter ended March 31, 2003. Old National's return on average assets for the three months ended March 31, 2004, was 0.84% and return on shareholders' equity was 10.68%, compared to the three months ended March 31, 2003, ratios of 1.11% and 14.03%, respectively.

Earnings for the three months ended March 31, 2004, were impacted primarily by significant decreases in net interest income resulting from continued weak commercial loan demand and declining interest rates, decreases in mortgage banking revenue related to declines in values of mortgage servicing rights as well as reduced new loan originations, increases to salary expense relating primarily to severance payments to three senior executives who left Old National during the quarter and an increase in incentive accruals over the quarter ended March 31, 2003.

A company-wide program, "Ascend," was announced in late 2003 and, at March 31, 2004, was nearing the implementation phase. The project was conducted with the assistance of EHS Partners and designed to be an intense evaluation of every aspect of operations for expense reductions and revenue growth ideas. All initiatives arising from the project are scheduled to be fully implemented over the next 18 months and Old National is expecting to realize approximately $55-$60 million in annualized pre-tax earnings, excluding one-time implementation charges which will be recognized in the second quarter of 2004. Approximately 65%-70% of the annualized benefit is expected to come from efficiency improvement/cost reduction initiatives, including position eliminations, with the remainder from revenue enhancement initiatives.

Net Interest Income
Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investments, and interest expense incurred on interest-bearing liabilities, such as deposits and borrowed funds. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Net interest income and net interest margin in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate in effect of 35% for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $6.1 million and $6.4 million for the three months ended March 31, 2004 and 2003, respectively.

Taxable equivalent net interest income was $71.2 million for the three months ended March 31, 2004, a 6.5% decrease from the $76.2 million reported for the same period of 2003. The net interest margin was 3.37% for the three months ended March 31, 2004, compared to 3.46% reported for the three months ended March 31, 2003. The reduction in both net interest income and net interest margin reflects a smaller portfolio of average earning assets and lower levels of interest rates when compared to the three months ended March 31, 2003. Average earning assets were $8.461 billion for the three months ended March 31, 2004, compared to $8.796 billion for the same period of 2003, a decrease of 3.8% or $334.5 million. This decrease resulted primarily from reductions in investment portfolio assets and residential mortgages.

The overall decrease in interest rates during 2003 and continuing into 2004 had a significant impact on the mix and yield of earning assets. Driven by lower rates, many of the company's residential real estate loans were refinanced in 2003, with the new loan production being sold into the secondary loan market, shrinking the residential loan portfolio. Additionally, commercial and commercial real estate loans did not grow appreciably during 2003 and the lack of growth continued into the three months ended March 31, 2004, a result of both continued weak loan demand in Old National's markets and more stringent loan underwriting standards. In a continuation of a strategy begun during 2003, the company reduced its investment portfolio assets in recognition of the narrow spreads available on those assets in the current rate environment.

Provision for Loan Losses
The provision for loan losses is the charge to earnings that management determines necessary to provide an adequate allowance for losses in the loan portfolio. The provision for loan losses was $7.5 million for the three months ended March 31, 2004, compared to $9.0 million for the three months ended March 31, 2003, a result of lower charge-offs during the quarter ended March 31, 2004. Refer to "Allowance for Loan Losses and Asset Quality" section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.

Noninterest Income
Old National generates revenues in the form of noninterest income through fees and sales commissions from its core banking franchise and other related businesses, such as trust and asset management, investment products and insurance. This source of revenue has grown as a percentage of total revenue to 41.2% in the three months ended March 31, 2004, compared to 38.1% in the three months ended March 31, 2003. Old National will continue to focus on noninterest income revenue growth while carefully managing balance sheet risk positions to ensure that Old National is well-positioned for the anticipated turnaround in market conditions.

Noninterest income for the three months ended March 31, 2004, was $45.6 million, an increase of $2.7 million, or 6.3% over the $42.9 million reported for the three months ended March 31, 2003. Total fee and service charge income, excluding gains on sales of securities, for the quarter ended March 31, 2004, was $43.6 million compared to $40.2 million for the quarter ended March 31, 2003. Insurance premiums and commissions, the largest component of this category of revenue, increased to $14.5 million for the three months ended March 31, 2004, compared to $8.2 million for the three months ended March 31, 2003. Acquisitions of various insurance agencies beginning in the second quarter of 2003, accounted for $4.9 million of the increase. These increases were offset by a decrease in mortgage banking revenue totaling $4.7 million. This decrease was mostly attributable to a reduced level of originations for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due to a lower level of loan refinancing. Residential real estate loan originations for the three months ended March 31, 2004, were $145.6 million resulting from 1,493 loans closed compared to $296.5 million resulting from 3,062 loans closed for the three months ended March 31, 2003. Also during the quarter ended March 31, 2004, a net impairment charge was recognized on the mortgage servicing rights asset of $1.4 million. This charge in addition to the reduced level of loan originations resulted in negative mortgage banking revenue for the quarter ended March 31, 2004.

Noninterest Expense
Noninterest expense for the three months ended March 31, 2004, totaled $80.5 million, an increase of $10.3 million, or 14.7% over the $70.2 million recorded for the same period of 2003. Salaries and benefits, the largest component of noninterest expense, totaled $49.3 million for the three months ended March 31, 2004, compared to $41.7 million for the three months ended March 31, 2003, an increase of $7.6 million. This increase in 2004 resulted from $2.9 million in severance expense related to three senior executives, including the chief executive officer, who left the company during the quarter ended March 31, 2004, $3.0 million directly attributed to acquisitions of insurance agencies that occurred after the first quarter of 2003 and an increase of incentive expenses of $2.0 million over the three months ended March 31, 2003.

All other components of noninterest expense totaled $31.2 million for the three months ended March 31, 2004, compared to the $28.5 million for the three months ended March 31, 2003, an increase of $2.7 million or 9.4%. Of this increase, $1.0 million was directly related to the acquisitions of insurance agencies during 2003 and $1.4 million resulted from write-downs of foreclosed real estate during the quarter ended March 31, 2004.

As a part of "Ascend," Old National anticipates improvements in noninterest expense at the program's completion by the end of 2005, however it is expected that a significant charge for the initial phase of the implementation will occur in the quarter ending June 30, 2004.

Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National's financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 14.4% for the three months ended March 31, 2004, compared to 21.7% in the three months ended March 31, 2003. The decreased effective tax rate in 2004 resulted from a higher percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Overview
Old National initiated balance sheet strategies beginning in the second half of 2003 to reduce the assets and liabilities of the company, including a reduction in the investment portfolio and a reduction in certificates of deposits and borrowed funds. Old National's assets at March 31, 2004, were $9.259 billion, a 4.8% decrease compared to March 31, 2003, and a 4.0% decrease compared to December 31, 2003. Investments and loans decreased $441.2 million and $27.3 million, respectively, since March 31, 2003, and decreased $43.7 million and $10.5 million, respectively, since December 31, 2003. Total liabilities declined $463.7 million compared to March 31, 2003, and $119.9 million since December 31, 2003. Total shareholders' equity decreased $2.2 million from March 31, 2003, but showed an increase over December 31, 2003, of $25.4 million due to changes in the unrealized gains on investment securities.

Earning Assets
Old National's earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $8.467 billion at March 31, 2004, a decrease of 5.5% from March 31, 2003, and a decrease of 2.4% since December 31, 2003. The reduction in earning assets is due to a continuation of balance sheet strategies initiated by management during the second half of 2003. Old National reduced its investment portfolio in light of fewer attractive investment opportunities and the company's desire to reduce its sensitivity to rising interest rates. Total loans decreased only slightly, which can be attributed to continued weakness in commercial lending, partially offset by growth in consumer loans. In addition, the decrease in total loans from March 31, 2004, compared to March 31, 2003, was also affected by the sales of $62.7 million of nonaccrual commercial and residential real estate loans during the second and third quarters of 2003. Money market investments at March 31, 2004, increased by $9.8 million from March 31, 2003, primarily attributable to acquisitions that occurred after the first quarter of 2003.

Investment Securities
Old National has classified all investment securities as available-for-sale or held-to-maturity on the date of purchase. The majority of Old National's investment securities are classified as available-for-sale, which gives management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in the company's funding requirements.

At March 31, 2004, the investment securities portfolio was $2.874 billion compared to $3.315 billion at March 31, 2003, a decrease of $441.2 million or 13.3%. Investment securities decreased $43.7 million at March 31, 2004, compared to December 31, 2003, a decrease of 6.0%. Investment securities represented 33.9% of earning assets at March 31, 2004, compared to 37.0% at March 31, 2003, and 34.2% at December 31, 2003. During the first half of 2003, Old National increased the investment portfolio as a short-term alternative source of earning assets to offset declining residential real estate and minimal commercial and consumer loan growth. During the second half of 2003 and continuing into 2004, Old National decreased the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger economic activity and stronger commercial loan demand would likely result in increased investments in loans and a reduction in the investment securities portfolio.

The investment securities available-for-sale portfolio had net unrealized gains of $59.6 million at March 31, 2004, compared to $77.0 million at March 31, 2003. The decrease of $17.4 million was the result of higher market interest rates and a smaller portfolio of securities available-for-sale at March 31, 2004. Unrealized gains increased by $35.9 million due to somewhat reduced market interest rates resulting in a higher unrealized gain at March 31, 2004, compared to December 31, 2003.

The investment portfolio had an average life of 4.30 years at March 31, 2004, compared to 3.59 years at March 31, 2003 and 4.86 years at December 31, 2003. The average yields on investment securities, on a taxable equivalent basis, were 4.62% for the quarter ended March 31, 2004, compared to 4.99% for the quarter ended March 31, 2003 and 4.70% for the quarter ended December 31, 2003. This decrease was primarily due to prepayments of mortgage-backed securities and calls of higher coupon agency securities that left lower coupon securities in the portfolio.

Residential Loans Held for Sale
Residential loans held for sale were $17.9 million at March 31, 2004, compared to $53.0 million at March 31, 2003, a decrease of 66.2%, and compared to $16.3 million at December 31, 2003. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of movement of originations and loan sales to the secondary market. At March 31, 2004, residential real estate loan origination activity was down as compared to March 31, 2003, primarily due to a reduced level of loan refinancing.

Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 54.6% of earning assets at March 31, 2004, an increase from 51.5% at March 1, 2003, and 54.4% at December 31, 2003. At March 31, 2004, commercial and commercial real estate loans were $3.445 billion, a slight decrease of $117.2 million since March 31, 2003, and a decrease of $22.3 million since December 31, 2003. During the third quarter of 2003, Old National sold $48.2 million of non-performing commercial loans. Weak loan demand in Old National's non-urban markets impacted commercial loan growth in 2003 and continues into 2004.

At March 31, 2004, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $125.1 million or 11.9% compared to March 31, 2003, and increased $12.1 million or 4.2% since December 31, 2003, primarily due to enhancements to marketing and customer contact programs.

Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Old National sells the majority of residential real estate loans it originates as a strategy to better manage interest rate risk and liquidity. These loans are sold with loan servicing retained in order to maintain customer relationships and generate noninterest income and fees. By using this strategy, Old National is able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National sells the majority of the residential real estate loans without recourse, currently having less than 1% of loans sold with recourse.

At March 31, 2004, residential real estate loans were $939.2 million, a decrease of $35.2 million or 3.6% from March 31, 2003. Residential real estate loans liquidated at high levels during 2003 due to the low interest rate environment and the related boom in refinancing. Residential real estate loans were virtually unchanged from December 31, 2003, to March 31, 2004, as new loans originated and held on the balance sheet replaced the maturities and prepayments of existing loans. Old National's residential real estate loan portfolio was also affected by the sales of delinquent loans in the second and third quarters of 2003. These sales were to improve credit quality and reduce the level of non-performing loans and are not a part of Old National's ongoing strategy. Delinquent residential real estate loans of $14.5 million were sold to independent investors resulting in write-downs of $3.4 million recorded against the allowance for loan losses. During 2003, Old National developed additional mortgage products that fit within the company's interest rate risk profile that will be retained by the bank. As a result of this strategy, Old National has begun to see increased stabilization of residential real estate loans on the consolidated balance sheet.

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

Old National analyzes on a quarterly basis the composition of the loan portfolio to determine if there is any concentration of loans in any single industry exceeding 10% of its portfolio, and has determined that no such concentration exists as of March 31, 2004, as measured by Old National. In addition, Old National has no exposure to foreign borrowers or lesser-developed countries.

Allowance for Loan Losses and Asset Quality
At March 31, 2004, the allowance for loan losses was $108.6 million, an increase of $24.6 million compared to $84.0 million at March 31, 2003, and an increase of $4.0 million compared to $104.6 million at December 31, 2003. As a percentage of total loans held for investment, the allowance increased to 1.95% at March 31, 2004, from 1.50% at March 31, 2003, and 1.88% from December 31, 2003. The significantly higher allowance for loan losses at March 31, 2004, compared to March 31, 2003, was due to Old National's increased provision during 2003, reflecting higher than normal losses in 2003. Loan collateral values in the markets served by Old National have deteriorated and recent experience has elevated the rate of expected future losses compared to earlier periods in 2003. For the three months ended March 31, 2004, the provision for loan losses amounted to $7.5 million, a decrease of $1.5 million from the three months ended March 31, 2003.

Charge-offs, net of recoveries, totaled $3.5 million for the three months ended March 31, 2004, the lowest level since the second quarter of 2002, and a decrease of $9.3 million from the three months ended March 31, 2003. Net charge-offs to average loans were 0.2% for the three months ended March 31, 2004, as compared to 0.9% for the three months ended March 31, 2003. The net charge-offs were higher for the quarter ended March 31, 2003, primarily due to the charge-off of a single commercial credit of $8.5 million.

Under-performing assets totaled $114.8 million at March 31, 2004, remaining relatively unchanged from December 31, 2003, and significantly lower than the $139.7 million at March 31, 2003. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2004, were 2.06%, a reduction from the December 31, 2003 ratio of 2.12% and the March 31, 2003 ratio of 2.47%. Nonaccrual loans were $107.1 million at March 31, 2004, compared to $104.6 million at December 31, 2003, and $116.5 million at March 31, 2003. Management believes that it has appropriately identified and reserved for loan losses related to nonaccrual loans at March 31, 2004. Approximately $47.2 million of nonaccrual loans less than thirty days delinquent were contractually performing at March 31, 2004. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

While the level of nonaccrual loans has remained relatively unchanged over the last three quarters, the total portfolio of loans identified by Old National as problem credits continues to decline. Total classified and criticized loans were $526.4 million at March 31, 2004, a decrease of $33.2 million from December 31, 2003 and a decrease of $126.0 million from March 31, 2003. While the absolute level of classified and criticized loans at March 31, 2004, decreased, management believes it has taken a prudent approach to the evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the portfolio's general condition and in establishing the allowance for loan losses.

Old National has been affected by weakness in the economy of its non-urban markets, which has resulted in minimal growth of commercial loans and tighter credit underwriting standards. Management expects that trends in nonaccrual loans will be influenced by the degree to which the economy strengthens. The longer the significant softness in manufacturing continues, the more stress it puts on Old National's borrowers, increasing the potential for additional nonaccrual loans.

The table below shows the various components of under-performing assets:

------------------------------------------------------------------------------------------
                                                                March 31,   December 31,
(dollars in thousands)                                      2004        2003        2003
------------------------------------------------------------------------------------------
Nonaccrual loans                                        $107,122    $116,547    $104,627
Renegotiated loans                                            --          --          --
Past due loans (90 days or more)                           2,334      14,112       5,120
Foreclosed properties                                      5,304       8,999       8,763
------------------------------------------------------------------------------------------
   Total under-performing assets                        $114,760    $139,658    $118,510
==========================================================================================
Classified loans (includes non-performing loans,
 past due 90 days and other problem loans)              $321,328    $445,151    $343,943
Criticized loans                                         205,101     207,293     215,700
------------------------------------------------------------------------------------------
   Total criticized and classified loans                $526,429    $652,444    $559,643
==========================================================================================
Asset Quality Ratios: (1)
   Non-performing loans/total loans (1) (2)                 1.92 %      2.07 %      1.87 %
   Under-performing assets/total loans and
    foreclosed properties (1)                               2.06        2.47        2.12
   Under-performing assets/total assets                     1.24        1.44        1.27
   Allowance for loan losses/under-performing assets       94.63       60.14       88.24
------------------------------------------------------------------------------------------

(1) Items referring to loans are net of unearned income and include residential loans held for sale.
(2)  Non-performing loans include nonaccrual and renegotiated loans.

Premises and Equipment
Premises and equipment was $194.3 million at March 31, 2004, an increase of $50.8 million or 35.4% since March 31, 2003, and an increase of $12.9 million or 28.4% since December 31, 2003. The increase is primarily due to the construction-in-progress of Old National's Evansville-based corporate headquarters and main banking center. The building is expected to be complete in the third quarter of 2004 at which time depreciation will begin.

Goodwill and Other Intangible
The non-bank services segment acquired various financial services companies in the second and third quarters of 2003, increasing goodwill to $129.3 million at March 31, 2004, from $110.6 million at March 31, 2003. Also as a result of these acquisitions, other intangible assets related to customer business relationships increased to $41.1 million at March 31, 2004, from $27.0 million at March 31, 2003. Old National performs impairment testing of goodwill and other intangibles on an annual basis. As of March 31, 2004 and 2003, there was no impairment.

Funding
Total funding, comprised of deposits and wholesale borrowings, was $8.390 billion at March 31, 2004, a decrease of 4.9% from $8.826 billion at March 31, 2003, and a decrease of 6.7% from $8.532 billion at December 31, 2003. Total deposits were $6.385 billion at March 31, 2004, an increase of 1.0% compared to March 31, 2003, and a decrease of 6.7% compared to December 31, 2003. Old National experienced growth in demand deposits and other low cost transaction accounts when comparing March 31, 2004 to March 31, 2003, due to the lower rate environment and customer preference for transaction accounts. When comparing March 31, 2004 to December 31, 2003, Old National's transaction accounts were lower due to seasonal deposit declines. Old National experienced a reduction in time accounts from March 31, 2004, compared to March 31, 2003 and December 31, 2003, due to the maturity of a group of higher interest rate certificates of deposits during the first quarter of 2004.

Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At March 31, 2004, wholesale borrowings, including short-term borrowings and other borrowings, decreased 20.0% and 6.7% from March 31, 2003, and December 31, 2003, respectively. Wholesale funding was increased during the first half of 2003 to finance investment portfolio growth, offset a reduction in certificates of deposits, and take advantages of favorable interest rates. During the second half of 2003 and continuing into 2004, wholesale borrowings decreased as the investment portfolio growth slowed. Wholesale borrowings as a percentage of total funding was 23.9% at March 31, 2004 compared to 28.4% at March 31, 2003 and 23.9% at December 31, 2003. The lower level of earning assets and stable levels of total core deposits during the first quarter of 2004 reduced the company's reliance on wholesale funding.

Capital Resources and Regulatory Guidelines
Shareholders' equity totaled $740.9 million at March 31, 2004, essentially unchanged from March 31, 2003, and an increase of 14.2% compared to December 31, 2003. A higher unrealized gain on investment securities was the primary contributor to the increase in shareholders' equity from December 31, 2003 to March 31, 2004.

Old National paid cash dividends of $0.19 per share for the three months ended March 31, 2004, which decreased equity by $12.6 million, compared to cash dividends of $0.18 per share for the three months ended March 31, 2003, (restated for the 5% stock dividend distributed on January 27, 2004), which decreased equity by $12.1 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders' equity by $10.1 million during the first quarter of 2004 and $12.6 million during the first quarter of 2003. Shares reissued for stock options and stock purchase plans increased shareholders' equity by $7.4 million during the first quarter of 2004 compared to $6.3 million during the first quarter of 2003.

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

-------------------------------------------------------------------------------------------------------
                                                  Regulatory
                                                  Guidelines           March 31,           December 31,
                                                     Minimum       2004          2003              2003
-------------------------------------------------------------------------------------------------------
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)   4.00 %      7.53 %       7.56 %            7.35 %
Tier 1 capital to risk-adjusted total assets          4.00       11.08        11.31             10.96
Total capital to risk-adjusted total assets           8.00       14.76        14.95             14.65
Shareholders' equity to assets                         N/A        8.00         7.64              7.65
-------------------------------------------------------------------------------------------------------

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon while Economic Value of Equity is more useful for long-term interest rate risk. These models simulate the likely behavior of the company's net interest income and the likely change in the company's market value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates impact the company's net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

Old National's Board of Directors, through its Funds Management Committee, monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two-year period and the change in Economic Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guideline for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. The current guideline for the allowable fluctuation in Economic Value of Equity is +/- 12% in a 200 basis point shock to the yield curve. In addition, Old National has included the output of its rate risk model in up and down 50 and 100 basis point yield curve shocks to provide a better understanding of Old National's sensitivity to market interest rate changes.

At March 31, 2004 and 2003, Old National was slightly outside its policy of Economic Value of Equity in a -200 basis point interest rate shock. Management and the Funds Management Committee have determined that this is an acceptable variance given the unusually low interest rates. The following table shows Old National's market risk in various interest rate scenarios.

Interest Rate Risk /Static Balance Sheet Model
---------------------------------------------------------------------------------------
                          Estimated 24- Month                   Estimated Change
Interest Rate            Cumulative Impact On                      in Economic
Change                    Net Interest Income                    Value of Equity
                  ----------------------------------     ------------------------------
(basis points)           Policy            Actual             Policy            Actual
---------------------------------------------------------------------------------------
2004
          +200         +/- 5.00 %           -4.55 %        +/- 12.00 %           -8.43 %
          +100                              -2.01                                -2.94
           +50                              -0.80                                -1.61

           -50                               0.34 %                              -1.51 %
          -100                              -0.45                                -3.21
          -200         +/- 5.00 %           -3.87          +/- 12.00 %          -13.85

---------------------------------------------------------------------------------------
2003
          +200         +/- 5.00 %           -0.78 %        +/- 12.00 %           -2.15 %
          +100                               0.39                                 0.57
           +50                               0.42                                 0.44

           -50                               0.01 %                              -2.49 %
          -100                              -0.73                                -5.04
          -200         +/- 5.00 %           -3.49          +/- 12.00 %          -13.36

---------------------------------------------------------------------------------------

The company's rate risk model output depicted in the preceding table is based on a static, or unchanged future balance sheet. Based on management's expected balance sheet, which includes expected changes in the company's asset and funding mix, Old National expects net interest income to be impacted positively by the market's current expectation of gradually increasing interest rates during 2004 and 2005.

Old National uses derivatives to manage interest rate risk in the ordinary course of business. See Note 10 to the consolidated financial statements for a discussion of derivative financial instruments. These transactions serve to better balance the repricing of assets and liabilities in various rate change scenarios and protect the company from changes in interest rates.

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

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. The senior debt ratings of Old National Bancorp and Old National Bank at March 31, 2004, are shown in the following table.

SENIOR DEBT RATINGS
------------------------------------------------------------------------------------------------------------------
                             Standard and Poor's        Moody's Investor Services              Fitch, Inc.
                         ----------------------------   -----------------------------    -------------------------
                             Long-term    Short-term          Long-term   Short-term        Long-term  Short-term
------------------------------------------------------------------------------------------------------------------
Old National Bancorp              BBB            N/A               Baa1          N/A              BBB          F2
Old National Bank                 BBB+            A2                 A3          P-2              BBB          F2
------------------------------------------------------------------------------------------------------------------
N/A = not applicable

On January 30, 2004, Fitch, Inc. lowered its ratings on Old National Bancorp and Old National Bank to BBB and changed its outlook on Old National from "negative" to "stable."

As of March 31, 2004 Old National Bank had the capacity to borrow $1.037 billion from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. Old National also maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes. In addition, at March 31, 2004, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At March 31, 2004 the parent company's other borrowings outstanding was $274.6 million, compared with $43.4 million at March 31, 2003. This increase in other borrowings was driven by the issuance of $100 million of fixed-rate medium-term notes and the reclassification of $161.9 million related to guaranteed preferred beneficial interests in subordinated debentures, which was partially offset by medium-term note maturities of $30 million. See Note 8 to the consolidated financial statements for a discussion of the reclassification. Old National Bancorp's debt scheduled to mature in the next 12-months is $3.2 million. These debt obligations are expected to be met through current cash balances and dividends from subsidiaries. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. For further information regarding dividend restrictions, see Note 19 of the notes to the consolidated financial statements of the 2003 annual report. At March 31, 2004, Old National had an SEC shelf registration in place for the issuance of $200 million preferred securities by a series of Trusts. Old National has issued $150 million of these securities, called trust preferred securities, and has the capacity to issue an additional $50 million.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------
                                                            Total Number        Maximum Number  (or
                                                               of Shares         Approximate Dollar
                              Total        Average          Purchased as          Value) of  Shares
                             Number          Price     Part of Publically           that May Yet Be
                          of Shares       Paid Per       Announced Plans            Purchased Under
Period                    Purchased          Share           or Programs      the Plans or Programs
----------------------------------------------------------------------------------------------------
01/01/04 - 01/31/04         346,139         $21.31               346,139                  2,965,183
02/01/04 - 02/29/04          94,100          21.28                94,100                  2,867,307
03/01/04 - 03/31/04          27,500          22.36                27,500                  2,854,710
----------------------------------------------------------------------------------------------------
   Year-to-date 3/31/04     467,739         $21.55               467,739                  2,854,710
====================================================================================================
NOTE: Old National announced on December 4, 2003, that the board of directors approved the continuation of the company's stock repurchase program up to 5% of the company's outstanding stock for 2004.

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

     3 (ii) By-Laws of Old National, amended and restated effective April 22,
            2004, are filed herewith.

     4 Instruments defining rights of security holders, including indentures.

            Form of Indenture between Old National and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Old National's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

     10     Material contracts

          (a) Form of Severance Agreement for Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended, is filed herewith.*

          (b) Form of Change of Control Agreement for Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended, is filed herewith.*

          (c) Severance Agreement, between Old National and James A. Risinger, is filed herewith.*

          (d) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National's Form S-8 filed on July 20, 2001).*

          (e) Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

          (f) Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

          (g) Summary of Old National Bancorp's Outside Director Compensation Program (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            --------------
            *  Management contract or compensatory plan or arrangement


(b)  Reports on Form 8-K filed during the quarter ended March 31, 2004.

     Old National filed a current report on Form 8-K dated February 18, 2004. The purpose of this Form 8-K was to report the retirement of Old National's Chairman and Chief Executive Officer, James A. Risinger.

     Old National filed a current report on Form 8-K dated January 23, 2004. The purpose of this Form 8-K was to report the transcript of the conference call held by Old National for the fourth quarter 2003.

     Old National filed a current report on Form 8-K dated January 22, 2004. The purpose of this Form 8-K was to report Old National's results for the fourth quarter 2003.

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

        Date:  May 10, 2004