Form 10-Q
period 2004-06-30
OLD NATIONAL BANCORP /IN/
filed 2004-08-09
CIK 707179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from __________ to __________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 66,073,000 shares outstanding at July 31, 2004.

                              OLD NATIONAL BANCORP
                                    FORM 10-Q
                                      INDEX

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                     Page No.
                                                                        --------

               Consolidated Balance Sheet
               June 30, 2004 and 2003, and December 31, 2003               3

               Consolidated Statement of Income
               Three and six months ended June 30, 2004 and 2003           4

               Consolidated Statement of Changes in Shareholders' Equity
               Six months ended June 30, 2004 and 2003                     5

               Consolidated Statement of Cash Flows
               Six months ended June 30, 2004 and 2003                     6

               Notes to Consolidated Financial Statements                  7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               18

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                 27

Item 4.        Controls and Procedures                                     30

PART II        OTHER INFORMATION                                           31

SIGNATURES                                                                 34

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------
                                                                                          June 30,        December 31,
                                                                                        (unaudited)
(dollars and shares in thousands)                                                  2004            2003           2003
-----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $ 198,263       $ 228,472      $ 222,385
Money market investments                                                        280,811          14,283         14,504
-----------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                        479,074         242,755        236,889
Investment securities - available-for-sale, at fair value:
  U.S. Treasury                                                                  71,645           5,289         26,057
  U.S. Government agencies and corporations                                     551,317         554,271        580,820
  Mortgage-backed securities                                                  1,169,560       1,725,616      1,298,881
  States and political subdivisions                                             638,955         679,612        655,068
  Other securities                                                              135,928         122,652        145,514
-----------------------------------------------------------------------------------------------------------------------
         Investment securities - available-for-sale                           2,567,405       3,087,440      2,706,340
Investment securities - held-to-maturity, at amortized cost:
  Mortgage-backed securities  (fair value $186,210, $234,853, and               192,934         232,322        210,905
  $209,316, respectively)
Residential loans held for sale                                                  26,846          56,270         16,338
Loans:
  Commercial                                                                  1,618,677       1,709,921      1,618,095
  Commercial real estate                                                      1,758,748       1,876,033      1,849,275
  Residential real estate                                                       534,688         895,259        939,422
  Consumer credit, net of unearned income                                     1,195,082       1,090,089      1,163,325
-----------------------------------------------------------------------------------------------------------------------
         Total loans                                                          5,107,195       5,571,302      5,570,117
Allowance for loan losses                                                      (103,646)        (98,027)      (104,571)
-----------------------------------------------------------------------------------------------------------------------
         Net loans                                                            5,003,549       5,473,275      5,465,546
-----------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     201,689         151,403        181,398
Goodwill                                                                        129,265         115,106        129,251
Other intangible assets                                                          40,313          30,952         41,912
Mortgage servicing rights                                                        17,571           9,843         14,659
Accrued interest receivable and other assets                                    374,223         338,351        350,658
-----------------------------------------------------------------------------------------------------------------------
         Total assets                                                        $9,032,869      $9,737,717     $9,353,896
=======================================================================================================================
Liabilities
Deposits:
   Noninterest-bearing demand                                                 $ 784,499       $ 835,100      $ 823,146
   Interest-bearing:
      NOW                                                                     1,727,947       1,560,974      1,612,145
      Savings                                                                   477,238         513,442        441,427
      Money market                                                              579,490         565,216        608,177
      Time                                                                    2,777,151       3,002,697      3,008,197
-----------------------------------------------------------------------------------------------------------------------
         Total deposits                                                       6,346,325       6,477,429      6,493,092
Short-term borrowings                                                           426,679         607,101        414,588
Other borrowings                                                              1,456,179       1,552,105      1,624,092
Guaranteed preferred beneficial interests in subordinated debentures                  -         166,932              -
Accrued expenses and other liabilities                                          130,388         168,488        106,634
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    8,359,571       8,972,055      8,638,406
-----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding             -               -              -
Common stock, $1 stated value, 150,000 shares authorized,
   66,273, 63,522 and 66,575 shares issued and outstanding, respectively         66,273          63,522         66,575
Capital surplus                                                                 574,681         521,064        581,224
Retained earnings                                                                58,667         125,792         53,107
Accumulated other comprehensive income (loss), net of tax                       (26,323)         55,284         14,584
-----------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             673,298         765,662        715,490
-----------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                          $9,032,869      $9,737,717     $9,353,896
=======================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------------------------------
                                                             Three Months Ended      Six Months Ended
(dollars and shares in thousands, except per share data)       June 30,                   June 30,
(unaudited)                                                   2004        2003         2004       2003
-------------------------------------------------------------------------------------------------------
Interest Income
Loans including fees:
   Taxable                                                 $72,691    $ 81,515     $147,073   $166,470
   Nontaxable                                                4,324       4,282        8,691      8,546
Investment securities, available-for-sale:
   Taxable                                                  18,995      24,213       38,888     50,195
   Nontaxable                                                7,341       7,826       14,703     15,855
Investment securities, held-to-maturity, taxable             1,987       2,339        4,084      2,616
Money market investments                                        90          58          110        129
-------------------------------------------------------------------------------------------------------
      Total interest income                                105,428     120,233      213,549    243,811
-------------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                    26,948      36,496       56,313     74,575
Short-term borrowings                                        1,063       2,008        2,053      4,582
Other borrowings                                            12,260      13,264       24,915     26,386
-------------------------------------------------------------------------------------------------------
      Total interest expense                                40,271      51,768       83,281    105,543
-------------------------------------------------------------------------------------------------------
      Net interest income                                   65,157      68,465      130,268    138,268
Provision for loan losses                                    7,500      22,500       15,000     31,500
-------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses   57,657      45,965      115,268    106,768
-------------------------------------------------------------------------------------------------------
Noninterest Income
Trust and asset management fees                              8,042       7,723       15,542     15,083
Service charges on deposit accounts                         12,386      11,581       23,151     22,359
ATM fees                                                     2,190       2,025        4,155      3,892
Mortgage banking revenue                                     7,139       4,865        6,819      9,268
Insurance premiums and commissions                          14,381       9,068       28,890     17,315
Investment product fees                                      3,775       2,683        6,960      5,361
Bank-owned life insurance                                    1,782       1,755        3,835      3,440
Net securities gains                                            21      20,750        2,006     23,480
Other income                                                 1,356       2,463        5,342      5,635
-------------------------------------------------------------------------------------------------------
      Total noninterest income                              51,072      62,913       96,700    105,833
-------------------------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits                              53,526      44,135      102,795     85,795
Occupancy                                                    4,667       4,536        9,518      9,057
Equipment                                                    3,476       3,828        7,038      7,526
Marketing                                                    2,032       2,798        4,390      5,225
Outside processing                                           5,619       4,861       10,589      9,053
Communication and transportation                             2,751       2,774        5,720      5,893
Professional fees                                           17,025       2,451       20,113      4,867
Loan expense                                                 1,804       1,616        3,271      2,995
Supplies                                                       974       1,348        2,033      2,610
Other real estate owned expense                                367         318        2,023        865
Other expense                                                6,446       5,295       11,650     10,239
-------------------------------------------------------------------------------------------------------
      Total noninterest expense                             98,687      73,960      179,140    144,125
-------------------------------------------------------------------------------------------------------
   Income before income taxes                               10,042      34,918       32,828     68,476
Income tax expense (benefit)                                (1,241)      7,851        2,036     15,149
-------------------------------------------------------------------------------------------------------
   Net income                                             $ 11,283    $ 27,067     $ 30,792   $ 53,327
=======================================================================================================

Net Income Per Common Share
   Basic                                                     $0.17       $0.41        $0.46      $0.80
   Diluted                                                    0.17        0.41         0.46       0.80
-------------------------------------------------------------------------------------------------------
Weighted Average Number Of Common Shares Outstanding
   Basic                                                    66,334      66,646       66,347     66,767
   Diluted                                                  66,819      66,699       66,615     66,821
-------------------------------------------------------------------------------------------------------
Dividends Per Common Share                                   $0.19       $0.18        $0.38      $0.36

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                           Other           Total
(dollars and shares                    Common Stock         Capital   Retained     Comprehensive   Shareholders'
 in thousands) (unaudited)           Shares      Amount     Surplus   Earnings      Income (Loss)         Equity
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           63,856     $63,856    $528,379   $ 96,652          $ 51,823        $740,710
Net income                                -           -           -     53,327                 -          53,327
Unrealized net securities gains,
 net of $7,788 tax                        -           -           -          -            18,034          18,034
Reclassification adjustment for
 gains included in net income,
 net of $(7,821) tax                      -           -           -          -           (15,659)        (15,659)
Net unrealized derivative gains
 on cash flow hedges,
 net of $647 tax                          -           -           -          -               998             998
Reclassification adjustment on
 cash flow hedges,
 net of $56 tax                           -           -           -          -                88              88
Stock issued for acquisitions           335         335       7,158          -                 -           7,493
Cash dividends                            -           -           -    (24,187)                -         (24,187)
Stock repurchased                      (970)       (970)    (20,590)         -                 -         (21,560)
Stock issued under stock
 option and stock purchase plans        301         301       6,117          -                 -           6,418
-----------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003               63,522     $63,522    $521,064   $125,792          $ 55,284        $765,662
=================================================================================================================


Balance, December 31, 2003           66,575     $66,575    $581,224   $ 53,107          $ 14,584        $715,490
Net income                                -           -           -     30,792                 -          30,792
Unrealized net securities losses,
 net of $(25,770) tax                     -           -           -          -           (40,354)        (40,354)
Reclassification adjustment for
 gains included in net income,
 net of $(843) tax                        -           -           -          -            (1,163)         (1,163)
Net unrealized derivative gains
 on cash flow hedges,
 net of $333 tax                          -           -           -          -               516             516
Reclassification adjustment on
 cash flow hedges,
 net of $62 tax                           -           -           -          -                94              94
Cash dividends                            -           -           -    (25,232)                -         (25,232)
Stock repurchased                      (729)       (729)    (15,402)         -                 -         (16,131)
Stock issued under stock
 option and stock purchase plans        427         427       8,859          -                 -           9,286
-----------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004               66,273     $66,273    $574,681   $ 58,667          $(26,323)       $673,298
=================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                            June 30,
(dollars in thousands) (unaudited)                                                    2004           2003
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                                        $ 30,792       $ 53,327
----------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                      6,420          6,444
   Amortization of other intangible assets                                           1,599          1,081
   Net premium amortization on investment securities                                 4,346          6,741
   Provision for loan losses                                                        15,000         31,500
   Net securities gains                                                             (2,006)       (23,480)
   Gains on sales of loans and other assets                                         (4,645)        (6,557)
   Residential real estate loans originated for sale                              (193,881)      (530,926)
   Proceeds from sale of residential real estate loans                             187,226        573,911
   (Increase) decrease in other assets                                             (37,299)        10,835
   Increase in accrued expenses and other liabilities                               49,972         45,721
----------------------------------------------------------------------------------------------------------
      Total adjustments                                                             26,732        115,270
----------------------------------------------------------------------------------------------------------
   Net cash flows provided by operating activities                                  57,524        168,597
----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired                                       -          1,497
Purchases of investment securities available-for-sale                             (548,877)    (1,644,454)
Proceeds from maturities, prepayments and calls
 of investment securities available-for-sale                                       401,356        720,980
Proceeds from sales of investment securities available-for-sale                    216,493        933,167
Purchases of investment securities held-to-maturity                                      -       (237,190)
Proceeds from maturities, prepayments and calls
 of investment securities held-to-maturity                                          17,464          4,618
Proceeds from sale of loans                                                        404,424          8,854
Net principal collected from customers                                              42,573         75,666
Proceeds from sale of premises and equipment                                         2,669            433
Purchases of premises and equipment                                                (28,993)       (23,262)
----------------------------------------------------------------------------------------------------------
   Net cash flows provided by (used in) investing activities                       507,109       (159,691)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest-bearing demand deposits                                             (38,647)        56,671
   Savings, NOW and money market deposits                                          122,926        209,766
   Time deposits                                                                  (231,046)      (228,288)
   Short-term borrowings                                                            12,091       (311,248)
Payments for maturities on other borrowings                                       (210,238)       (71,549)
Proceeds from issuance of other borrowings                                          54,543        381,600
Cash dividends paid                                                                (25,232)       (24,187)
Common stock repurchased                                                           (16,131)       (21,560)
Common stock issued under stock option and stock purchase plans                      9,286          6,418
----------------------------------------------------------------------------------------------------------
   Net cash flows used in financing activities                                    (322,448)        (2,377)
----------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                       242,185          6,529
Cash and cash equivalents at beginning of period                                   236,889        236,226
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 479,074      $ 242,755
==========================================================================================================

Total interest paid                                                                $86,488       $108,425
Total taxes paid                                                                    $6,990        $13,599

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates ("Old National") and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2004 and 2003, and December 31, 2003, and the results of its operations for the three and six months ended June 30, 2004 and 2003. Interim results do not necessarily represent annual results.

NOTE 2 - IMPACT OF ACCOUNTING CHANGES

In December 2003, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires annual disclosures in addition to those in the original SFAS No. 132, which provides additional information regarding assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. In addition, interim disclosure of the components of net periodic benefit costs is required. The revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. Old National adopted this statement as of December 31, 2003, and has included all such required disclosures in Note 10.

In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities," which was initially released in January 2003. FIN 46R provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46R was effective for companies with "special-purpose entities" as of December 31, 2003. Old National does not have special-purpose entities. However, under this new guidance, Old National was required to deconsolidate ONB Capital Trust I and ONB Capital Trust II as these trusts no longer meet the definition of a related subsidiary under the terms of FIN 46R. This change also resulted in the remaining debt being disclosed in "other borrowings" beginning with the period ending December 31, 2003, compared to the separate disclosure on the balance sheet prior to that date. The effect of this deconsolidation was an increase of $4.6 million to both assets and liabilities with no impact to the results of operations. The effective date for consolidation of all other entities was after March 15, 2004. Old National consolidated various low income housing partnerships on March 31, 2004, for which the impact on the results of operations and financial position was immaterial.

Old National applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. In accordance with SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" and SFAS No. 123, "Accounting for Stock-Based Compensation," Old National has presented in the following table net income and net income per share adjusted to proforma amounts had compensation cost for Old National's stock option plan been recorded based on the fair value at the grant dates for awards under the plan. All per share data has been adjusted for stock dividends, including a 5% stock dividend distributed to shareholders on January 27, 2004.
                                       7

---------------------------------------------------------------------------------------------------
                                                     Three Months Ended         Six Months Ended
                                                              June 30,                 June 30,
(dollars in thousands,  except per share data)            2004       2003          2004       2003
---------------------------------------------------------------------------------------------------
Net income as reported                                 $11,283    $27,067       $30,792    $53,327
   Deduct total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects             (855)    (1,212)       (2,518)    (2,311)
---------------------------------------------------------------------------------------------------
Proforma net income                                    $10,428    $25,855       $28,274    $51,016
===================================================================================================

Basic net income per share:
   As reported                                           $0.17      $0.41         $0.46      $0.80
   Proforma                                               0.16       0.39          0.43       0.76
Diluted net income per share:
   As reported                                           $0.17      $0.41         $0.46      $0.80
   Proforma                                               0.16       0.39          0.43       0.76
---------------------------------------------------------------------------------------------------


NOTE 3 - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period, adjusted to reflect all stock dividends. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

------------------------------------------------------------------------------------------------

                                      Three Months Ended              Three Months Ended
(dollars and shares                     June 30, 2004                     June 30, 2003
                               --------------------------------  -------------------------------
in thousands,
except per share data)             Income    Shares     Amount      Income     Shares    Amount
------------------------------------------------------------------------------------------------
Basic Net Income Per Share
Income from operations            $11,283    66,334      $0.17     $27,067     66,646     $0.41
                                                    ===========                       ==========

Effect Of Dilutive Securities
Stock options                           -       485                      -         53
----------------------------------------------------             ---------------------
Diluted Net Income Per Share
Income from operations
 and assumed conversions          $11,283    66,819      $0.17     $27,067     66,699     $0.41
================================================================================================


------------------------------------------------------------------------------------------------
                                      Six Months Ended                  Six Months Ended
(dollars and shares                     June 30, 2004                     June 30, 2003
                               --------------------------------  -------------------------------
in thousands,
except per share data)             Income    Shares     Amount      Income     Shares    Amount
------------------------------------------------------------------------------------------------

Basic Net Income Per Share
Income from operations            $30,792    66,347      $0.46     $53,327     66,767     $0.80
                                                    ===========                       ==========

Effect Of Dilutive Securities
Stock options                           -       268                      -         54
----------------------------------------------------             ---------------------
Diluted Net Income Per Share
Income from operations
 and assumed conversions          $30,792    66,615      $0.46     $53,327     66,821     $0.80
================================================================================================

NOTE 4 - INVESTMENT SECURITIES

The market value and amortized cost of investment securities as of June 30 are set forth below:

-----------------------------------------------------------------------------

                           Amortized    Unrealized   Unrealized         Fair
(dollars in thousands)          Cost         Gains       Losses        Value
-----------------------------------------------------------------------------
2004
Available-for-sale        $2,611,786       $28,787     $(73,168)  $2,567,405
Held-to-maturity             192,934             -       (6,724)     186,210
-----------------------------------------------------------------------------
2003
Available-for-sale        $2,998,906       $94,826      $(6,292)  $3,087,440
Held-to-maturity             232,322         2,531            -      234,853
-----------------------------------------------------------------------------


NOTE 5 - LOANS HELD FOR SALE

Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Old National's residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The loans' carrying basis reflects the effects of the SFAS No. 133 adjustments. At June 30, 2004 and 2003, Old National had residential loans held for sale of $26.8 million and $56.3 million, respectively. As of June 30, 2004 and 2003, ineffectiveness was immaterial.

During the second quarter of 2004, residential real estate loans held for investment of $405.6 million were reclassified to residential loans held for sale and sold for $404.4 million resulting in a write-down on loans transferred to held for sale of $1.2 million, which was recorded as a reduction to the allowance for loan losses. Also in connection with this transaction, mortgage servicing rights of $2.7 million were capitalized, and a net gain of $2.7 million was recognized. During the second quarter of 2003, nonaccrual residential real estate loans held for investment of $11.1 million were reclassified to residential loans held for sale and sold for $8.9 million resulting in a write-down on loans transferred to held for sale of $2.2 million, which was recorded as a reduction to the allowance for loan losses.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

-------------------------------------------------------------------------------
(dollars in thousands)                                       2004         2003
-------------------------------------------------------------------------------
Balance, January 1                                       $104,571      $87,742
Additions:
   Provision charged to expense                            15,000       31,500
Deductions:
   Write-downs on loans transferred to held for sale        1,177        2,250
   Loans charged-off                                       18,332       22,258
   Recoveries                                              (3,584)      (3,293)
-------------------------------------------------------------------------------
      Net charge-offs and other charges                    15,925       21,215
-------------------------------------------------------------------------------
Balance, June 30                                         $103,646      $98,027
===============================================================================

The following is a summary of information pertaining to impaired loans at June
30:

-------------------------------------------------------------------------------
(dollars in thousands)                                       2004         2003
-------------------------------------------------------------------------------

Impaired loans without a valuation allowance              $20,911      $52,396
Impaired loans with a valuation allowance                  63,721      216,150
-------------------------------------------------------------------------------
   Total impaired loans                                   $84,632     $268,546
===============================================================================

Valuation allowance related to impaired loans             $28,035      $67,924
-------------------------------------------------------------------------------


A loan is considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15" when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases or debt securities.

For the six months ended June 30, 2004, the average balance of impaired loans was $90.1 million for which $0.4 million of interest was recorded. For the six months ended June 30, 2003, the average balance of impaired loans was $281.0 million for which $8.4 million of interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.

During the third quarter of 2003, Old National revised its interpretation of impaired loans to strictly follow SFAS No. 114. Prior to this change, Old National's interpretation of impaired loans more conservatively included all problem credits with a potential collateral deficiency in the event of default and nonaccrual loans in larger groups of smaller-balance homogeneous loans. Had Old National applied the current interpretation in the prior year, impaired loans would have totaled $136.2 million with a valuation allowance of $33.3 million rather than $268.5 million with a valuation allowance of $67.9 million as reported at June 30, 2003.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2004 and 2003, Old National had goodwill in the amount of $129.3 million and $115.1 million, respectively. During 2003, Old National performed its annual goodwill impairment testing resulting in no impairment. At June 30, 2004, the community banking segment and the non-bank services segment had goodwill of $71.0 million and $58.3 million, respectively. There was no material change in the carrying amount of goodwill by segment for the six-month period ended June 30, 2004.

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At June 30, 2004, Old National had $40.3 million in unamortized intangible assets compared with $31.0 million in unamortized identifiable intangible assets at June 30, 2003. Indefinite-lived assets of $2.8 million were included in each year.

The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of June 30:

--------------------------------------------------------------------------------------------------------
                                                      Gross Carrying         Accumulated   Net Carrying
(dollars in thousands)                                        Amount        Amortization         Amount
--------------------------------------------------------------------------------------------------------
2004
Amortized intangible assets:
   Core deposit                                               $5,574             $(3,353)        $2,221
   Customer business relationships                            36,676              (3,104)        33,572
   Non-compete agreements                                      1,100                (110)           990
   Technology                                                  1,300                (570)           730
--------------------------------------------------------------------------------------------------------
      Total amortized intangible assets                       44,650              (7,137)        37,513
Unamortized intangible assets:
   Trade name                                                  2,800                   -          2,800
--------------------------------------------------------------------------------------------------------
Total intangible assets                                      $47,450             $(7,137)       $40,313
========================================================================================================
2003
Amortized intangible assets:
   Core deposit                                               $5,574             $(2,727)        $2,847
   Customer business relationships                            24,184                (939)        23,245
   Non-compete agreements                                      1,100                 (55)         1,045
   Technology                                                  1,300                (285)         1,015
--------------------------------------------------------------------------------------------------------
      Total amortized intangible assets                       32,158             $(4,006)        28,152
Unamortized intangible assets:
   Trade name                                                  2,800                   -          2,800
--------------------------------------------------------------------------------------------------------
Total intangible assets                                      $34,958             $(4,006)       $30,952
========================================================================================================

Total amortization expense associated with intangible assets for the three months ended June 30 was $0.8 million in 2004 and $0.6 million in 2003. Year-to-date amortization expense as of June 30, 2004 and 2003, was $1.6 million and $1.1 million, respectively. The following is the estimated amortization expense for the future years:

    ---------------------------------------------------------------------
                                                               Estimated
    (dollars in thousands)                                  Amortization
    For the years ended:                                         Expense
    ---------------------------------------------------------------------
    2004 remaining                                                $1,576
    2005                                                           3,065
    2006                                                           2,849
    2007                                                           2,386
    2008                                                           2,213
    2009                                                           2,122
    Thereafter                                                    23,302
    ---------------------------------------------------------------------
      Total                                                      $37,513
    =====================================================================


NOTE 8 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights derived from loans sold with servicing retained were $17.6 million and $16.3 million at June 30, 2004 and 2003, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at June 30 was $2.134 billion in 2004 and $1.638 billion in 2003. At June 30, 2004 and 2003, the fair value of capitalized mortgage servicing rights was $21.5 million and $9.8 million, respectively. During the six months ended June 30, 2004, a full recovery of the valuation allowance of $1.1 million was recognized due to decreases in average prepayment rates. Old National's key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 223 PSA and discount rates ranging from 9.0% to 10.5% at June 30, 2004, and a weighted average prepayment rate of 639 PSA and a discount rate of 8.5% at June 30, 2003.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at June 30:

------------------------------------------------------------------------------
(dollars in thousands)                               2004                2003
------------------------------------------------------------------------------
Balance before valuation allowance, January 1     $15,790             $13,423
   Rights capitalized                               4,942               4,786
   Amortization                                    (3,161)             (1,932)
------------------------------------------------------------------------------
Balance before valuation allowance, June 30        17,571              16,277
------------------------------------------------------------------------------
Valuation allowance:
Balance, January 1                                 (1,131)             (2,056)
   Additions to valuation allowance                (1,940)             (4,378)
   Reductions to valuation allowance                3,071                   -
------------------------------------------------------------------------------
Balance, June 30                                        -              (6,434)
------------------------------------------------------------------------------
Mortgage servicing rights, net                    $17,571             $ 9,843
==============================================================================


NOTE 9 - FINANCING ACTIVITIES

The following table summarizes Old National's other borrowings at June 30:

--------------------------------------------------------------------------------------
(dollars in thousands)                                           2004            2003
--------------------------------------------------------------------------------------
Old National Bancorp:
   Medium-term notes, Series 1997 (fixed rates
      3.50% to 7.03%) maturities July 2004 to
      June 2008                                             $ 113,200       $ 143,200
   Junior subordinated debentures (fixed rates
      8.00% to 9.50%) maturities March 2030
      to April 2032                                           150,000               -
   SFAS 133 hedge and other basis adjustments                   1,940             380
Old National Bank:
   Securities sold under agreements to repurchase
      (variable rates 1.42% to 4.73%) maturities
      March 2006 to December 2008                             298,000         233,000
   Federal Home Loan Bank advances (fixed rates
      4.28% to 8.34% and variable rates 1.97% to
      2.26%) maturities August 2004 to October 2022           580,116         813,607
   Senior unsecured bank notes (fixed rate 3.95%
      and variable rates 1.43% to 1.88%) maturities
      January 2005 to February 2008                           165,000         190,000
   Subordinated bank notes (fixed rate 6.75%)
      maturing October 2011                                   150,000         150,000
   Capital lease obligation                                     4,536               -
   SFAS 133 hedge and other basis adjustments                  (6,613)         21,918
--------------------------------------------------------------------------------------
      Total other borrowings                               $1,456,179      $1,552,105
======================================================================================

Contractual maturities of other borrowings at June 30, 2004, were as follows:

    ----------------------------------------------------------------------
    (dollars in thousands)
    ----------------------------------------------------------------------
    Due in 2004                                                  $ 48,213
    Due in 2005                                                   195,082
    Due in 2006                                                   252,402
    Due in 2007                                                   160,034
    Due in 2008                                                   343,037
    Thereafter                                                    462,084
    SFAS 133 hedge and other basis adjustments                     (4,673)
    ----------------------------------------------------------------------
       Total                                                   $1,456,179
    ======================================================================

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.32% and 5.41% at June 30, 2004 and 2003, respectively. These borrowings are secured by investment securities and residential real estate loans up to 150% of outstanding debt.

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

In accordance with FIN 46R, the outstanding junior subordinated debentures related to these trust preferred securities were reclassified to "other borrowings" at December 31, 2003, from the separate disclosure on the balance sheet prior to that date.

CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a new branch office building in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National's current incremental borrowings rate for similar types of borrowing arrangements. At June 30, 2004, the future minimum lease payments under the capital lease were as follows:

    ----------------------------------------------------------------------
    (dollars in thousands)                                        Minimum
                                                                    Lease
    For the year ending:                                         Payments
    ----------------------------------------------------------------------
    2004 remaining                                                  $ 185
    2005                                                              371
    2006                                                              371
    2007                                                              371
    2008                                                              371
    Thereafter                                                     13,265
    ----------------------------------------------------------------------
       Total minimum lease payments                                14,934
    Less amounts representing interest                             10,398
    ----------------------------------------------------------------------
       Present value of net minimum lease payments                $ 4,536
    ======================================================================


NOTE 10 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National's noncontributory defined benefit retirement plan for the three and six months ended June 30:

-----------------------------------------------------------------------------------------------------------
                                               Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
(dollars in thousands)                        2004            2003               2004            2003
-----------------------------------------------------------------------------------------------------------
Service cost                                 $ 485           $ 460            $ 1,022           $ 946
Interest cost                                  999           1,000              1,974           1,846
Expected return on plan assets                (901)           (636)            (1,752)         (1,140)
Amortization of prior service cost               8               8                 16              16
Amortization of transitional asset            (108)           (108)              (216)           (216)
Recognized actuarial loss                      392             348                789             597
-----------------------------------------------------------------------------------------------------------
   Net periodic benefit cost                 $ 875         $ 1,072            $ 1,833         $ 2,049
===========================================================================================================


STOCK OPTIONS
On February 2, 2004, Old National granted 0.3 million stock options to key employees at an option price of $21.45, the closing price of Old National's stock on that date. The options vest 100% on December 31, 2004, and expire in ten years. On January 31, 2003, Old National granted 2.6 million stock options to key employees at an option price of $21.71, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. Old National is authorized to grant up to 7.3 million shares of common stock under the 1999 Equity Incentive Plan. At June 30, 2004, Old National had 6.2 million of stock options outstanding.

Old National applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. See Note 2 for proforma net income and net income per share data.

RESTRICTED STOCK
Subsequent to June 30, 2004, Old National's Board of Directors approved a restricted stock award under the 1999 Equity Incentive Plan covering certain key officers. The grants, approved on July 22, 2004, are earned at the end of a three-year period based on the achievement of certain targets. Shares are subject to certain restrictions and risk of forfeiture by the participants.

NOTE 11 - INCOME TAXES

The following is a summary of the major items comprising the differences in taxes computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

------------------------------------------------------------------------------------
                                    Three Months Ended           Six Months Ended
                                          June 30,                  June 30,
(dollars in thousands)                 2004         2003        2004         2003
------------------------------------------------------------------------------------
Provision at statutory rate of 35%  $ 3,515      $12,221     $11,490      $23,967
Tax-exempt income                    (4,595)      (5,281)     (9,400)      (9,658)
Other, net                             (161)         911         (54)         840
------------------------------------------------------------------------------------
Income tax expense (benefit)        $(1,241)      $7,851      $2,036      $15,149
------------------------------------------------------------------------------------
Effective tax rate                    (12.4)%       22.5 %       6.2 %       22.1 %
====================================================================================

For the three and six months ended June 30, 2004, the effective tax rate was significantly lower than for the three and six months ended June 30, 2003. The decrease in the effective tax rate resulted from a higher percentage of tax-exempt income to total income for the three and six months ended June 30, 2004.

NOTE 12 - COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended             Six Months Ended
                                                                                       June 30,                     June 30,
(dollars in thousands)                                                            2004           2003          2004           2003
-----------------------------------------------------------------------------------------------------------------------------------
Net income:                                                                   $ 11,283       $ 27,067      $ 30,792       $ 53,327
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period, net of tax      (62,283)        21,883       (40,354)        18,034
  Less:  reclassification adjustment for securities gains realized in net
    income, net of tax                                                             (13)       (14,045)       (1,163)       (15,659)
Cash flow hedges:
  Net unrealized derivative gains on cash flow hedges, net of tax                  151          1,157           516            998
  Less:  reclassification adjustment on cash flow hedges, net of tax                47             44            94             88
-----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                                  (62,098)         9,039       (40,907)         3,461
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                   $(50,815)      $ 36,106      $(10,115)      $ 56,788
===================================================================================================================================

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates.

Among these are several lawsuits relating to activities in 1995 of First National Bank & Trust Company, Carbondale, Illinois, ("First National"), which Old National acquired in 1999. These lawsuits are pending against Old National Bank, as successor to First National, and were filed by alleged third-party creditors of certain structured settlement trusts. The lawsuits filed by the third-party creditors allege actual damages totaling approximately $31 million, as well as unspecified punitive damages and other damages and attorneys' fees. In addition, certain of the corporate defendants in these lawsuits have filed lawsuits asserting contribution and indemnity against Old National Bank. The cases are pending in the City of St. Louis and St. Louis County in Missouri; St. Clair County, Madison County and Cook County in Illinois; and U.S. Federal District Court in southern Illinois.

During the fourth quarter of 2003, Old National established a reserve of $10 million for settlement of certain of the lawsuits. As of June 30, 2004, Old National has paid $9.1 million of this reserve to settle a number of lawsuits representing approximately $12 million in actual damages. Old National has obtained a summary judgement in its favor at the trial court level on lawsuits representing $16 million of the estimated $31 million exposure. These cases are currently on appeal to the Court of Appeals in Illinois. The approximate $0.9 million remaining in the reserve for litigation settlement is deemed at this time to be adequate to cover the remaining exposure of approximately $3 million.

It is not expected that future judgments or settlements in these matters will have a material impact on Old National's results of operations.

BUILDING COMMITMENT
On October 11, 2002, Old National entered into a $52 million contract awarded to a company controlled by a director for the construction of its Evansville-based main banking center and bank headquarters. Construction began on June 27, 2002, and is expected to be complete August 11, 2004.

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.345 billion, commercial letters of credit of $16.3 million and standby letters of credit of $101.9 million at June 30, 2004. At June 30, 2003, loan commitments were $1.301 billion, commercial letters of credit were $38.5 million and standby letters of credit were $70.0 million. These commitments are not reflected in the consolidated financial statements. No material losses are expected to result from these transactions.

At June 30, 2004 and 2003, Old National had credit extensions of $72.1 million and $64.5 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's customers. At June 30, 2004 and 2003, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $41.3 million and $27.1 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 14 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with customers, that are considered financial guarantees in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2004, the notional amount of standby letters of credit was $101.9 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No. 133. See additional information in Note 16 to the consolidated financial statements of the 2003 annual report

NOTE 15 - SEGMENT INFORMATION

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

The following table summarizes financial information concerning segments for the three and six months ended June 30:

-----------------------------------------------------------------------------------------------------------------------
                                            Community      Non-bank
(dollars in thousands)                        Banking      Services          Treasury            Other           Total
-----------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2004
Net interest income                          $ 71,862         $ 166          $ (3,341)        $ (3,530)       $ 65,157
Provision for loan losses                       7,442             -                58                -           7,500
Noninterest income                             24,117        24,545             2,271              139          51,072
Noninterest expense                            73,673        26,603             1,802           (3,391)         98,687
Income tax expense (benefit)                    2,965          (624)           (3,582)               -          (1,241)
Segment profit                                 11,899        (1,268)              652                -          11,283
Total assets                                5,383,787       119,654         3,392,650          136,778       9,032,869
-----------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2003
Net interest income                          $ 69,762          $ 69          $ (2,848)         $ 1,482        $ 68,465
Provision for loan losses                      22,500             -                 -                -          22,500
Noninterest income                             21,371        18,145            22,543              854          62,913
Noninterest expense                            55,147        16,382                95            2,336          73,960
Income tax expense                              3,138           630             4,083                -           7,851
Segment profit                                 10,348         1,202            15,517                -          27,067
Total assets                                5,900,226        98,380         3,622,543          116,568       9,737,717
-----------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2004
Net interest income                         $ 142,053         $ 308          $ (5,250)        $ (6,843)      $ 130,268
Provision for loan losses                      14,884             -               116                -          15,000
Noninterest income                             39,147        48,508             6,370            2,675          96,700
Noninterest expense                           133,143        47,764             2,401           (4,168)        179,140
Income tax expense (benefit)                    7,366           331            (5,661)               -           2,036
Segment profit                                 25,807           721             4,264                -          30,792
Total assets                                5,383,787       119,654         3,392,650          136,778       9,032,869
-----------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2003
Net interest income                         $ 139,974         $ 123          $ (4,308)         $ 2,479       $ 138,268
Provision for loan losses                      31,500             -                 -                -          31,500
Noninterest income                             41,765        35,098            27,011            1,959         105,833
Noninterest expense                           107,611        31,740               336            4,438         144,125
Income tax expense                             11,654         1,195             2,300                -          15,149
Segment profit                                 30,974         2,286            20,067                -          53,327
Total assets                                5,900,226        98,380         3,622,543          116,568       9,737,717
-----------------------------------------------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
Net income for the three and six months ended June 30, 2004, decreased significantly compared to the three and six months ended June 30, 2003, impacted primarily by nonrecurring charges related to "Ascend" and decreased securities gains, offset in part by reduced provisions for loan losses. See "Results of Operations" for further information on "Ascend".

Old National's financial condition showed a decrease in assets and liabilities at June 30, 2004, compared to June 30, 2003 and December 31, 2003, which is reflective of a large residential real estate loan sale, a reduction in the commercial loan portfolio, a reduction in the investment portfolio, and a reduction of certificates of deposits and borrowed funds. Management uses various indicators such as return on assets, return on equity and asset quality ratios to evaluate the performance of the business. These are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL BASIS AND FORWARD-LOOKING STATEMENTS
This discussion analyzes Old National's results of operations for the three and six months ended June 30, 2004 and 2003, and financial condition as of June 30, 2004, compared to June 30, 2003 and December 31, 2003.

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include expressions such as "expects," "intends," "believes," "anticipates," and "should," which are statements of belief as to the expected outcomes of future events. Internal and external factors that might cause a difference include, but are not limited to, market, economic, operational, liquidity, credit and interest rate risks associated with Old National's business, competition, government legislation and policies, ability of Old National to execute its business plan and implement the "Ascend" project initiatives, credit quality trends and the ability to generate loans, and other matters discussed in this management's discussion and analysis. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Actual results could materially differ from those presented. Old National undertakes no obligation to release revisions to these forward-looking statements or reflect events or conditions after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

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

o Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management's best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

o Goodwill and Intangibles. For acquisitions, Old National is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

     Under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited. The determination of fair values are based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangibles and could result in impairment losses affecting the financials of the company as a whole and the individual lines of business in which the goodwill or intangibles reside.

Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuations of mortgage servicing rights; and the valuation of goodwill and intangibles are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as net income. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the company's disclosure relating to it in this "Management's Discussion and Analysis".

RESULTS OF OPERATIONS

Earnings Summary
Old National reported net income of $11.3 million for the three months ended June 30, 2004, a reduction of $15.8 million or 58.3% from the $27.1 million recorded for the three months ended June 30, 2003. For the six months ended June 30, 2004, net income was $30.8 million, a reduction of 42.3% from the $53.3 million recorded for the six months ended June 30, 2003. On a diluted per share basis, net income was $0.17 for the three months ended June 30, 2004, compared to $0.41 for the three months ended June 30, 2003. Diluted earnings per share were $0.46 for the six months ended June 30, 2004, compared to $0.80 for the six months ended June 30, 2003.

The decrease in the results of operations for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, was primarily attributable to the nonrecurring pre-tax charges relating to "Ascend" of $25.1 million, or $17.2 million after tax. The details of these expenses are discussed further in the "Noninterest Expense" section of this "Management's Discussion and Analysis". Also, see additional information on "Ascend" below. Positive factors affecting the results of operations for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, included increased insurance related revenues, increased mortgage banking revenue related to a large residential real estate loan sale and the full recovery of the mortgage servicing rights valuation allowance, and decreased provisions for loan losses. These factors were offset by reduced securities gains during the three months ended June 30, 2004, compared to the three months ended June 30, 2003.

Results of operations for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, were primarily affected by the nonrecurring charges relating to "Ascend" discussed above. Other factors included increased insurance related revenues and reduced provisions for loan losses which were offset by decreased mortgage origination activity, reduced securities gains, and severance payments to three executive officers who left the company during the first quarter of 2004.

For the three months ended June 30, 2004, Old National's return on average assets was 0.49% and return on shareholders' equity was 6.34%, compared to 1.12% and 14.28%, respectively, for the three months ended June 30, 2003. Old National's return on average assets was 0.67% and return on shareholders' equity was 8.54% for the six months ended June 30, 2004, compared to 1.11% and 14.16% for the six months ended June 30, 2003, respectively.

The company-wide program, "Ascend," was announced in late 2003. The initial phase of the project was conducted with the assistance of EHS Partners and was an intense evaluation of every aspect of operations for expense reductions and revenue growth ideas. At June 30, 2004, "Ascend" was in the implementation phase. Initiatives arising from the project are currently on schedule, with expectations of full implementation by the end of 2005. Old National is expecting to realize approximately $77.0 million in annualized pre-tax earnings assuming the full implementation of these initiatives, excluding implementation charges of $25.1 million. Approximately $42.0 million of the annualized benefit is expected to be derived from efficiency improvement/cost reduction initiatives. Revenue enhancement initiatives are expected to account for $24.0 million in revenue, and new products and services are expected to realize $11.0 million. Revenue and new product related benefits projections are net of $9.0 million of expenses expected to be necessary to implement the ideas.

Net Interest Income
Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Net interest income and net interest margin in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $6.0 million and $6.3 million for the three months ended June 30, 2004 and 2003, respectively. Taxable equivalent adjustments for the six months ended June 30, 2004 and 2003, were $12.1 million and $12.7 million, respectively.

Taxable equivalent net interest income was $71.2 million and $142.4 million for the three and six months ended June 30, 2004, respectively, compared to $74.8 million and $151.0 million reported for the three and six months ended June 30, 2003, respectively. The reduction in net interest income reflects a smaller portfolio of average earning assets when compared to the three and six months ended June 30, 2003. Average earning assets were $8.435 billion for the three months ended June 30, 2004, compared to $8.940 billion for the three months ended June 30, 2003, a decrease of 5.6% or $505.0 million. Average earning assets were $8.448 billion for the six months ended June 30, 2004, compared to $8.868 billion for the six months ended June 30, 2003, a decrease of 4.7% or $420.0 million. The net interest margin was relatively unchanged at 3.38% and 3.37% for the three and six months ended June 30, 2004, respectively, compared to 3.35% and 3.41% for the three and six months ended June 30, 2003, respectively.

The decrease in interest rates during 2003 and early 2004 had a significant impact on the mix and yield of earning assets. Driven by lower rates, many of the company's residential real estate loans were refinanced in 2003. Because new loan production was sold into the secondary loan market, residential real estate loans declined in 2003 and

2004. Additionally, commercial and commercial real estate loans did not grow appreciably during 2003 or during the first six months of 2004, a result of continued weak loan demand in Old National's markets and more stringent loan underwriting standards. In a continuation of a strategy begun during 2003, the company reduced its investment portfolio assets during the first quarter of 2004 because of the narrow spreads available on those assets in the current rate environment.

Provision for Loan Losses
The provision for loan losses was $7.5 million and $15.0 million for the three and six months ended June 30, 2004, respectively, compared to $22.5 million and $31.5 million for the three and six months ended June 30, 2003, respectively. The lower provisions in 2004 are the result of improvements in credit quality as well as the continued reduction in classified loans. The higher provision in 2003 was driven by the negative impact of the weak regional economy on the loan portfolio. Refer to "Allowance for Loan Losses and Asset Quality" section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.

Noninterest Income
Noninterest income for the three months ended June 30, 2004, was $51.1 million, a decrease of $11.8 million, or 18.8% over the $62.9 million reported for the three months ended June 30, 2003. For the six months ended June 30, 2004, noninterest income amounted to $96.7 million, a decrease of $9.1 million or 8.6% over the $105.8 million reported for the six months ended June 30, 2003. Total fee and service charge income, excluding gains on sales of securities, was $51.1 million and $94.7 million for the three and six months ended June 30, 2004, respectively compared to $42.2 million and $82.4 million for the three and six months ended June 30, 2003, respectively.

Primarily as a result of various insurance agency acquisitions beginning in the second quarter of 2003, insurance premiums and commissions, the largest component of this category of revenue, increased to $14.4 million and $28.9 million for the three and six months ended June 30, 2004, compared to $9.1 million and $17.3 million for the three and six months ended June 30, 2003, a 58.6% and 66.9% increase, respectively.

Mortgage banking revenue increased to $7.1 million for the three months ended June 30, 2004, compared to $4.9 million for the three months ended June 30, 2003, a $2.2 million or 46.7% increase. This increase was primarily attributable to both the $405.6 million residential real estate loan sale during the second quarter of 2004 that resulted in a $2.7 million gain and the $2.6 million recovery of the mortgage servicing rights valuation allowance. These factors more than compensated for the decrease in mortgage origination activity during the three months ended June 30, 2004, compared to the three months ended June 30, 2003, that resulted from rising interest rates. For the six months ended June 30, 2004, mortgage banking revenue was $6.8 million compared to $9.3 million for the six months ended June 30, 2003, a $2.5 million or 26.4% decrease. Residential real estate loan originations for the six months ended June 30, 2004, were $332.7 million compared to $724.7 million for the six months ended June 30, 2003.

Net securities gains decreased by $20.7 million and $21.5 million for the three and six months ended June 30, 2004 and 2003, respectively. The gains in 2003 were part of a continuing strategy to address interest rate and yield curve shifts.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2004, totaled $98.7 million, an increase of $24.7 million or 33.4% over the three months ended June 30, 2003. For the six months ended June 30, 2004, noninterest expense was $179.1 million, an increase of $35.0 million or 24.3% over the $144.1 million recorded for the six months ended June 30, 2003.

Salaries and benefits, the largest component of noninterest expense, totaled $53.5 million for the three months ended June 30, 2004, compared to $44.1 million for the three months ended June 30, 2003, an increase of $9.4 million or 21.3%. For the six months ended June 30, 2004, salaries and benefits amounted to $102.8 million compared to $85.8 million recorded for the six months ended June 30, 2003, an increase of $17.0 million or 19.8%. These increases are primarily attributable to nonrecurring expenses related to "Ascend", including severance costs for employees whose positions have been or will be eliminated and expenses related to broad-based incentive programs for employees participating in the "Ascend" project. Other factors significantly affecting the increase in salaries and employee benefits for the six months ended June 30, 2004, included $2.9 million in severance expense related to three senior executives, including the chief executive officer, who left the company during the first quarter of 2004 and additional expenses attributable to acquisitions of insurance agencies that occurred after the first quarter of 2003.

As described in Note 10 to the consolidated financial statements, restricted stock awards were approved by the Board of Directors on July 22, 2004, under the 1999 Equity Incentive Plan. It is estimated that 240,000 shares of common stock will be issued to approximately 150 participants subject to certain restrictions and risk of forfeiture by the participants. The related increase in salaries and employee benefits during the performance period will vary based on many factors, including participant changes and actual performance results.

Professional fees totaled $17.0 million for the three months ended June 30, 2004, compared to $2.5 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, professional fees were $20.1 million compared to $4.9 million for the six months ended June 30, 2003. Consulting fees paid to EHS Partners during 2004 in connection with "Ascend" accounted for the majority of these increases.

All other components of noninterest expense totaled $28.1 million for the three months ended June 30, 2004, compared to the $27.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, all other components of noninterest expense totaled $56.2 million and $53.5 million, respectively. These increases are primarily attributable to write-downs of surplus real estate of $1.0 million in connection with "Ascend" during the three months ended June 30, 2004. Also affecting the increase for the six months ended June 30, 2004, was $1.4 million in write-downs of foreclosed real estate during the quarter ended March 31, 2004.

A summary of nonrecurring expenses related to "Ascend" are summarized below:
    ----------------------------------------------------------------------
                                                   Three Months Ended
    (dollars in thousands)                            June 30, 2004
    ----------------------------------------------------------------------
    Professional fees                                    $14,564
    Salaries and employee benefits                         9,427
    Other                                                  1,074
    ----------------------------------------------------------------------
      Total "Ascend" expenses                            $25,065
    ======================================================================

Refer to "Earnings Summary" of this "Management's Discussion and Analysis" for a further discussion of "Ascend".

Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National's financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The income tax benefit, as a percentage of pre-tax income, was 12.4% for the three months ended June 30, 2004, compared to the provision for income tax expense of 22.5% for the three months ended June 30, 2003. The provision for income tax expense, as a percentage of pre-tax income, was 6.2% for the six months ended June 30, 2004, compared to 22.1% for the six months ended June 30, 2003. The decreased effective tax rate in 2004 resulted from a higher percentage of tax-exempt income to total income.

FINANCIAL CONDITION

Overview
For the three and six months ended June 30, 2004, Old National continued balance sheet strategies initiated in the second half of 2003 to mitigate its sensitivity to rising interest rates, including continued reductions in the investment and residential real estate loan portfolios as well as reductions in certificates of deposit and borrowed funds. Old National's assets at June 30, 2004, were $9.033 billion, a 7.2% decrease compared to June 30, 2003, and a 6.9% decrease compared to December 31, 2003. Investments and loans decreased $559.4 million and $464.1 million, respectively, since June 30, 2003, and decreased $156.9 million and $462.9 million, respectively, since December 31, 2003. Total liabilities declined $612.5 million compared to June 30, 2003, and $278.8 million since December 31, 2003.

Total shareholders' equity decreased $92.4 million from June 30, 2003, and decreased $42.2 million compared to December 31, 2003, primarily as a result of changes in the unrealized gain (loss) on investment securities. At June 30, 2004, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $26.3 million compared to a net gain of $55.3 million at June 30, 2003, and a net gain of $14.6 million gain at December 31, 2003.

Earning Assets
Old National's earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $8.175 billion at June 30, 2004, a decrease of 8.8% from June 30, 2003, and a decrease of 8.1% since December 31, 2003. The reduction in earning assets is due to a continuation of balance sheet strategies initiated by management during the second half of 2003. Old National reduced its investment portfolio in light of fewer attractive investment opportunities and the company's desire to reduce its sensitivity to rising interest rates. Total loans at June 30, 2004, including residential loans held for sale, decreased $493.5 million compared to June 30, 2003, and $452.4 million compared to December 31, 2003. This decrease can be attributed primarily to the sale of $405.6 million in residential real estate loans during the three months ended June 30, 2004, and to continued weakness in commercial lending. These decreases are partially offset by the growth in consumer loans. Money market investments at June 30, 2004, increased by $266.5 million from June 30, 2003, and $266.3 million from December 31, 2003, which is attributable to the investment of a portion of the proceeds from the sale of residential real estate loans during the three months ended June 30, 2004.

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

At June 30, 2004, the investment securities portfolio was $2.760 billion compared to $3.320 billion at June 30, 2003, a decrease of $559.4 million or 16.9%. Investment securities decreased $156.9 million at June 30, 2004, compared to December 31, 2003, a decrease of 10.8%. Investment securities represented 33.8% of earning assets at June 30, 2004, compared to 37.0% at June 30, 2003, and 34.2% at December 31, 2003. During the first half of 2003, Old National increased the investment portfolio as a short-term alternative source of earning assets to offset declining residential real estate and minimal commercial and consumer loan growth. During the second half of 2003 and continuing into 2004, Old National decreased the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger economic activity and stronger commercial loan demand would likely result in increased investments in loans and a reduction in the investment securities portfolio.

The investment securities available-for-sale portfolio had net unrealized losses of $44.4 million at June 30, 2004, compared to net unrealized gains of $88.5 million at June 30, 2003, and $23.7 million at December 31, 2003. The decrease of $132.9 million and $68.1 million, respectively, was the result of higher market interest rates and a smaller portfolio of securities available-for-sale at June 30, 2004.

The investment portfolio had an average life of 5.05 years at June 30, 2004, compared to 4.01 years at June 30, 2003, and 4.86 years at December 31, 2003. The average yield on investment securities, on a taxable equivalent basis, was 4.68% for the three months ended June 30, 2004, compared to 4.59% for the three months ended June 30, 2003, and 4.70% for the three months ended December 31, 2003. Average yields on investment securities, on a taxable equivalent basis, were 4.76%, 4.60%, and 4.98% for the six months ended June 30, 2004 and 2003, and for the year ended December 31, 2003, respectively. The decrease from December 31, 2003 to June 30, 2004, was primarily due to prepayments of mortgage-backed securities and calls of higher coupon agency securities that left lower coupon securities in the portfolio.

Residential Loans Held for Sale
Residential loans held for sale were $26.8 million at June 30, 2004, compared to $56.3 million at June 30, 2003, and $16.3 million at December 31, 2003. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of movement of originations and loan sales to the secondary market. At June 30, 2004, residential real estate loan origination activity was down as compared to June 30, 2003, primarily due to a reduced level of loan refinancing.

Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 55.9% of earning assets at June 30, 2004, an increase from 52.2% at June 30, 2003, and 54.4% at December 31, 2003. At June 30, 2004, commercial and commercial real estate loans were $3.377 billion, a decrease of $208.5 million since June 30, 2003, and a decrease of $89.9 million since December 31, 2003. During the third quarter of 2003, Old National sold $48.2 million of non-performing commercial loans. Weak loan demand in Old National's markets impacted commercial loan growth in 2003 and continues into 2004.

At June 30, 2004, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $105.0 million or 9.6% compared to June 30, 2003, and increased $31.8 million or 5.5% since December 31, 2003, primarily due to enhancements to marketing and customer contact programs.

Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Old National sells the majority of residential real estate loans it originates as a strategy to better manage interest rate risk and liquidity. These loans are generally sold with loan servicing retained in order to maintain customer relationships and generate noninterest income and fees. By using this strategy, Old National is able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National sells the majority of the residential real estate loans without recourse, currently having less than 1% of loans sold with recourse.

At June 30, 2004, residential real estate loans were $534.7 million, a decrease of $360.6 million or 40.3% from June 30, 2003, and $404.7 million or 86.2% from December 31, 2003. The sale of $405.6 million of residential real estate loans during the three months ended June 30, 2004, was the most significant contributor to this decrease. In comparison, Old National's residential real estate loan portfolio was also affected by the sales of $14.5 million of delinquent loans in the second and third quarters of 2003. These sales were to improve credit quality and reduce the level of non-performing loans and are not a part of Old National's ongoing strategy.

Allowance for Loan Losses and Asset Quality Administration
Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the company's highest risk loans is performed quarterly.

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

Old National analyzes on a semi-annual basis the composition of the loan portfolio to determine if there is any concentration of loans in any single industry exceeding 10% of its portfolio, and has determined that no such concentration exists as of June 30, 2004, as measured by Old National. In addition, Old National has no exposure to foreign borrowers or lesser-developed countries.

Allowance for Loan Losses and Asset Quality
At June 30, 2004, the allowance for loan losses was $103.6 million, an increase of $5.6 million compared to $98.0 million at June 30, 2003, and a decrease of $1.0 million compared to $104.6 million at December 31, 2003. As a percentage of total loans, including loans held for sale, the allowance increased to 2.02% at June 30, 2004, from 1.74% at June 30, 2003, and 1.87% from December 31, 2003.
The improvement in coverage of total loans at June 30, 2004, is a result of increased provisions during 2003 followed by reductions in total loans during 2004, primarily the sale of $405.6 million of residential real estate loans during the three months ended June 30, 2004.

For the three months ended June 30, 2004, the provision for loan losses amounted to $7.5 million, a decrease of $15.0 million from the three months ended June 30, 2003. The provision for the six months ended June 30, 2004, amounted to $15.0 million compared to $31.5 million for the six months ended June 30, 2003. The reduced provisions are reflective of a decline in every category of under-performing assets and total criticized and classified loans since June 30, 2003 and December 31, 2003, as further discussed below.

Net charge-offs for the three months ended June 30, 2004, including write-downs of $1.2 million on the residential real estate loans sold, totaled $12.5 million compared to $8.5 million for the three months ended June 30, 2003, which included $2.2 million in write-downs on residential real estate loans sold. Net charge-offs for the six months ended June 30, 2004, including $1.2 million of write-downs on the residential real estate loans sold, totaled $16.0 million compared to $21.2 million for the six months ended June 30, 2003, which included $2.2 million in write-downs on residential real estate loans sold. This decrease is reflective of the improvement in total charge-offs and under-performing assets. Net charge-offs to average loans were 0.89% and 0.57% for the three and six months ended June 30, 2004, respectively, as compared to 0.60% and 0.75% for the three and six months ended June 30, 2003.

Under-performing assets totaled $102.9 million at June 30, 2004, a decrease of $58.0 million from June 30, 2003, and significantly lower than the $118.5 million at December 31, 2003. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2004, were 2.00%, a reduction from the June 30, 2003 ratio of 2.85% and the December 31, 2003 ratio of 2.12%. Nonaccrual loans improved to $97.6 million at June 30, 2004, compared to $146.4 million at June 30, 2003, and $104.6 million at December 31, 2003. Changes to separate the loan production functions from the underwriting functions, significant strengthening of the commercial underwriting processes and the elevation of the Credit Policy Committee to a board level committee have all served to continue the emphasis on improving credit quality over the past year. Management believes that it has appropriately identified and reserved for loan losses related to nonaccrual loans at June 30, 2004. Approximately $37.6 million of nonaccrual loans less than thirty days delinquent were contractually performing at June 30, 2004. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

The total portfolio of loans identified by Old National as problem credits continues to decline. Total classified and criticized loans were $492.4 million at June 30, 2004, a decrease of $123.2 million from June 30, 2003, and $67.2 million from December 31, 2003. While the absolute level of classified and criticized loans at June 30, 2004, decreased, management believes it has taken a prudent approach to the evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the portfolio's general condition and in establishing the allowance for loan losses.

Old National has been affected by weakness in the economy of its markets, which has resulted in minimal growth of commercial loans and tighter credit underwriting standards. Management expects that trends in nonaccrual loans will be influenced by the degree to which the economy strengthens. The longer the significant softness in manufacturing continues, the more stress it puts on Old National's borrowers, increasing the potential for additional nonaccrual loans.

The table below shows the various components of under-performing assets:

-----------------------------------------------------------------------------------------------------
                                                                  June 30,              December 31,
(dollars in thousands)                                        2004           2003               2003
-----------------------------------------------------------------------------------------------------
Nonaccrual loans                                          $ 97,620       $146,388           $104,627
Renegotiated loans                                               -              -                  -
Past due loans (90 days or more)                             1,354          5,584              5,120
Foreclosed properties                                        3,879          8,862              8,763
-----------------------------------------------------------------------------------------------------
   Total under-performing assets                          $102,853       $160,834           $118,510
=====================================================================================================
Classified loans (includes non-performing loans,
 past due 90 days and other problem loans)                $307,873       $424,125           $343,943
Criticized loans                                           184,548        191,468            215,700
-----------------------------------------------------------------------------------------------------
   Total criticized and classified loans                  $492,421       $615,593           $559,643
=====================================================================================================
Asset Quality Ratios: (1)
   Non-performing loans/total loans (1) (2)                   1.90 %         2.60 %             1.87 %
   Under-performing assets/total loans and
    foreclosed properties (1)                                 2.00           2.85               2.12
   Under-performing assets/total assets                       1.14           1.65               1.27
   Allowance for loan losses/under-performing assets        100.77          60.95              88.24
-----------------------------------------------------------------------------------------------------

(1) Items referring to loans are net of unearned income and include residential loans held for sale.
(2) Non-performing loans include nonaccrual and renegotiated loans.

Premises and Equipment
Premises and equipment was $201.7 million at June 30, 2004, an increase of $50.3 million or 33.2% since June 30, 2003, and an increase of $20.3 million or 22.4% since December 31, 2003. The increase is primarily due to the construction-in-progress of Old National's Evansville-based corporate headquarters and main banking center. The building is expected to be complete August 11, 2004, at which time additional equipment and occupancy expenses will begin.

Goodwill and Other Intangible
Goodwill was $129.3 million at June 30, 2004, an increase of $14.2 million since June 30, 2003. The increase is attributable to acquisitions in the non-bank segment of the company in the second and third quarters of 2003. Also as a result of these acquisitions, other intangible assets related to customer business relationships increased to $40.3 million at June 30, 2004, from $31.0 million at June 30, 2003. Old National performs impairment testing of goodwill and other intangibles on an annual basis. As of June 30, 2004 and 2003, there was no impairment.

Funding
Total funding, comprised of deposits and wholesale borrowings, was $8.229 billion at June 30, 2004, a decrease of 6.5% from $8.804 billion at June 30, 2003, and a decrease of 7.1% from $8.532 billion at December 31, 2003. Total deposits were $6.346 billion, including $3.569 billion in transaction accounts and $2.777 billion in time deposits at June 30, 2004. Total deposits decreased 2.0% or $131.1 million compared to June 30, 2003, and 4.5% or $146.8 million compared to December 31, 2003. Transaction accounts increased 2.7% or $94.4 million compared to June 30, 2003, and 4.8% or $84.3 million compared to December 31, 2003. Time deposits decreased 7.5% or $225.5 million compared to June 30, 2003, and 15.4% or $231.0 million compared to December 31, 2003. Old National experienced growth in demand deposits and other low cost transaction accounts offset by a reduction in time accounts when comparing these time periods due to the lower rate environment and customer preference for transaction accounts. The reduction in time accounts from June 30, 2004, compared to June 30, 2003 and December 31, 2003, was also due to the maturity of a group of higher interest rate certificates of deposits during the first quarter of 2004.

Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At June 30, 2004, wholesale borrowings, including short-term borrowings and other borrowings, decreased 19.1% and 15.3% from June 30, 2003 and December 31, 2003, respectively. Wholesale funding was increased during the first half of 2003 to finance investment portfolio growth, offset a reduction in certificates of deposits, and take advantages of favorable interest rates. During the second half of 2003 and continuing into 2004, wholesale borrowings decreased as the investment portfolio growth slowed. Wholesale borrowings as a percentage of total funding was 22.9% at June 30, 2004, compared to 26.4% at June 30, 2003, and 23.9% at December 31, 2003. The lower level of earning assets, primarily due to a residential real estate loan sale of $405.6 million during second quarter of 2004, reduced the company's reliance on wholesale funding.

Capital Resources and Regulatory Guidelines
Shareholders' equity totaled $673.3 million at June 30, 2004, a reduction of 12.1% or $92.4 million from June 30, 2003, and a decrease of 11.8% compared to December 31, 2003. A change from unrealized gains on investment securities at June 30, 2003 and December 31, 2003, to an unrealized loss at June 30, 2004, was the primary contributor to the decrease in shareholders' equity. Other factors contributing to the decrease were the reduction of net income during the three and six months ended June 30, 2004, related to nonrecurring "Ascend" charges as well as the decreased net income for the year ended December 31, 2003, compared to the year ended December 31, 2002.

As reflected in the Consolidated Statement of Changes in Shareholders' Equity, Old National paid cash dividends of $0.19 and $0.38 per share for the three and six months ended June 30, 2004, respectively, decreasing equity by $25.2 million, compared to cash dividends of $0.18 and $0.36 per share for the three and six months ended June 30, 2003, respectively, (restated for the 5% stock dividend distributed on January 27, 2004), which decreased equity by $24.2 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders' equity by $16.1 million during the six months ended June 30, 2004, and $21.6 million during the six months ended June 30, 2003. Shares issued for stock options and stock purchase plans increased shareholders' equity by $9.3 million during the six months ended June 30, 2004, compared to $6.4 million during the six months ended June 30, 2003.

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National's consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

-------------------------------------------------------------------------------------------------------
                                                 Regulatory
                                                 Guidelines              June 30,         December 31,
                                                    Minimum         2004         2003             2003
-------------------------------------------------------------------------------------------------------
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)   4.00 %      7.48 %       7.49 %            7.35 %
Tier 1 capital to risk-adjusted total assets          4.00       11.31        11.41             10.96
Total capital to risk-adjusted total assets           8.00       15.07        15.06             14.65
Shareholders' equity to assets                         N/A        7.45         7.86              7.65
-------------------------------------------------------------------------------------------------------

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT
Inherent in Old National's balance sheet is market risk, defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which Old National has exposure is interest rate risk. Interest rate risk arises because assets and liabilities may reprice, mature or prepay at different times or based upon different market instruments as market interest rates change. Changes in the slope of the yield curve and the pace of interest rate changes may also impact net interest income and the fair value of the balance sheet.

Old National manages interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, and the Balance Sheet Management Committee, a committee comprised of senior company management. The Funds Management Committee meets quarterly and oversees adherence to policy and recommends policy changes to the Board. The Balance Sheet Management Committee meets monthly and provides guidance to Treasury and other operating units of the company regarding the execution of asset and liability management strategies.

Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is a useful tool to evaluate long-term interest rate risk. These models simulate the likely behavior of the company's net interest income and the likely change in the company's market value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates impact the company's net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

Old National's Board of Directors, through its Funds Management Committee, monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two-year period and the change in Economic Value of Equity in an up or down 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). The current guideline for Net Interest Income at Risk is +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. The current guideline for the allowable fluctuation in Economic Value of Equity is +/- 12% in a 200 basis point shock to the yield curve. In addition to the output of the model in up and down 200 basis points shocks to the yield curve, Old National has provided the output of its rate risk model in up and down 50 and 100 basis point yield curve shocks to provide a better understanding of Old National's sensitivity to market interest rate changes.

At June 30, 2004, modeling indicates that Old National was outside its policy of Net Interest Income at Risk in an up 200 basis points yield curve shock. Management is currently executing transactions to bring the company's sensitivity to rising rates back within its policy parameters. The following table shows Old National's market risk in various interest rate scenarios.

Interest Rate Risk /Static Balance Sheet Model
----------------------------------------------------------------------------------------
                          Estimated 24- Month                 Estimated Change
Interest Rate            Cumulative Impact On                   in Economic
Change                    Net Interest Income                 Value of Equity
                  ---------------------------------     --------------------------------
(basis points)           Policy            Actual             Policy            Actual
----------------------------------------------------------------------------------------
2004
          +200         +/- 5.00 %           -5.82 %        +/- 12.00 %          -10.81 %
          +100                              -2.41                                -5.30
           +50                              -1.30                                -2.98

           -50                               1.73 %                               0.16 %
          -100                               1.90                                 0.22
          -200         +/- 5.00 %            0.10          +/- 12.00 %           -7.05

----------------------------------------------------------------------------------------
2003
          +200         +/- 5.00 %           -0.10 %        +/- 12.00 %           -1.34 %
          +100                               0.34                                 0.51
           +50                               0.30                                 0.31

           -50                              -0.63 %                              -2.75 %
          -100                              -2.11                                -5.68
          -200         +/- 5.00 %           -4.24          +/- 12.00 %          -15.09

----------------------------------------------------------------------------------------

The change in the modeled Net Interest Income at Risk in the up 200 basis point yield curve shock from June 30, 2003 to June 30, 2004, is due primarily to three factors. Earning assets decreased during the period, which reduced the model's static balance sheet projected net interest income. Secondly, the company's NOW and money market accounts, which have different rate sensitivity characteristics than time deposits, increased while customer time deposits decreased. Lastly, the average life of the investment portfolio increased by approximately one year due to rising rates.

Subsequent to June 30, 2004, Old National executed several transactions to reduce the company's sensitivity to rising rates. As of July 21, 2004, Old National estimates its net interest income exposure to be -5.04% and change in economic value of equity to be -10.48% in an up 200 basis points shock to the yield curve. The company's rate risk model output depicted in the preceding table is based on a static, or unchanged future balance sheet. Based on management's expected balance sheet, which includes expected growth in the company's loan portfolio and changes in the company's funding mix, Old National expects net interest income to be positively impacted by the market's current expectation of gradually increasing interest rates during the remainder of 2004 and into 2005.

Old National uses derivatives to manage interest rate risk in the ordinary course of business. See Note 16 to the consolidated financial statements of the 2003 annual report for a discussion of derivative financial instruments. These transactions serve to better balance the repricing of assets and liabilities in various rate change scenarios and protect the company from changes in interest rates.

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

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. The senior debt ratings of Old National Bancorp and Old National Bank at June 30, 2004, are shown in the following table.

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

As of June 30, 2004, Old National Bank had the capacity to borrow $919.7 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at June 30, 2004, Old National had $685 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At June 30, 2004, the parent company's other borrowings outstanding was $265.1 million, compared with $143.6 million at June 30, 2003. This increase in other borrowings was driven by the reclassification of guaranteed preferred beneficial interests in subordinated debentures as described in Note 9 to the consolidated financial statements. Old National Bancorp, the parent company, has debt scheduled to mature in the next 12-months of $3.2 million. These debt obligations are expected to be met through current cash balances and dividends from subsidiaries. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. For further information regarding dividend restrictions, see Note 19 to the consolidated financial statements of the 2003 annual report. At June 30, 2004, Old National had an SEC shelf registration in place for the issuance of $200 million of preferred securities by a series of Trusts. Old National has issued $150 million of these securities, called trust preferred securities, and has the capacity to issue an additional $50 million.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------
                                                            Total Number
                                                               of Shares
                              Total        Average          Purchased as          Maximum Number of
                             Number          Price     Part of Publically       Shares that May Yet
                          of Shares       Paid Per       Announced Plans         Be Purchased Under
Period                    Purchased          Share           or Programs      the Plans or Programs
----------------------------------------------------------------------------------------------------
01/01/04 - 01/31/04         346,139         $21.31               346,139                  2,965,183
02/01/04 - 02/29/04          94,100          21.28                94,100                  2,867,307
03/01/04 - 03/31/04          27,500          22.36                27,500                  2,854,710
04/01/04 - 04/30/04          91,600          22.19                91,600                  2,758,517
05/01/04 - 05/31/04         119,500          23.42               119,500                  2,635,936
06/01/04 - 06/30/04          49,921          23.92                49,921                  2,584,867
----------------------------------------------------------------------------------------------------
   Year-to-date 6/30/04     728,760         $22.14               728,760                  2,584,867
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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the April 29, 2004 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders. Election of Directors - The following directors were elected to Class II of the Board of Directors, each to hold office for three years (until the 2007 Annual Meeting) and until his or her successor shall have been duly elected and qualified:

                                                     Vote Counts
                                                For            Withheld
    Class II Directors (term ending 2007)    ----------        ---------
              David E. Eckerle               49,005,736        2,018,265
               Niel C. Ellerbrook            48,768,771        3,481,596
              Kelly N. Stanley               48,776,402        2,659,091


Ratification of the selection of Independent Public Accountants -
PricewaterhouseCoopers LLP - For - 49,207,725; Votes Against - 1,149,351; Votes Abstained - 646,376; Broker nonvotes - 1,264,517


ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

     Exhibit
     Number

     3(i) Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

     3 (ii) By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

     4    Instruments defining rights of security holders, including indentures

          Form of Indenture between Old National and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Old National's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

     10   Material contracts

          (a) Form of Severance Agreement for Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended (incorporated by reference to Exhibit 10(a) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
               2004).*

          (b) Form of Change of Control Agreement for Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended (incorporated by reference to Exhibit 10(b) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
               2004).*

          (c) Severance Agreement, between Old National and James A. Risinger (incorporated by reference to Exhibit 10( c) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
               2004).*

          (d) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National's Form S-8 filed on July 20, 2001).*

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

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          --------------

          * Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K filed during the quarter ended June 30, 2004.

          Old National filed a current report on Form 8-K dated June 9, 2004. The purpose of this Form 8-K was to announce that Old National had begun the 18-month implementation phase of project "Ascend" and the anticipated financial impact of such and to report a summary of the conference call slide presentation used to discuss the implementation of project "Ascend".

          Old National filed a current report on Form 8-K dated April 22, 2004. The purpose of this Form 8-K was to report Old National's results for the first quarter of 2004.

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

     Date:  August 9, 2004