Form 10-Q
period 2004-09-30
OLD NATIONAL BANCORP /IN/
filed 2004-11-09
CIK 707179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-15817

              -----------------------------------------------------

                              OLD NATIONAL BANCORP
             (Exact name of Registrant as specified in its charter)

                 INDIANA                                         35-1539838
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

             ONE MAIN STREET                                       47708
           EVANSVILLE, INDIANA                                   (Zip Code)
(Address of principal executive offices)

                                ----------------
                                 (812) 464-1294
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 65,845,000 shares outstanding at October 31, 2004.

                              OLD NATIONAL BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheet
         September 30, 2004 and 2003, and December 31, 2003                                3

         Consolidated Statement of Income
         Three and nine months ended September 30, 2004 and 2003                           4

         Consolidated Statement of Changes in Shareholders' Equity
         Nine months ended September 30, 2004 and 2003                                     5

         Consolidated Statement of Cash Flows
         Nine months ended September 30, 2004 and 2003                                     6

         Notes to Consolidated Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                    18

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                                      29

Item 4.  Controls and Procedures                                                          32

PART II  OTHER INFORMATION                                                                33

SIGNATURES                                                                                35

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

(dollars and shares in thousands)                                                         SEPTEMBER 30,             DECEMBER 31,
(unaudited)                                                                          2004             2003              2003
-------------------------------------------------------------------------       --------------    -------------    --------------
ASSETS
Cash and due from banks                                                         $      205,495    $     172,962    $      222,385
Money market investments                                                               163,098           97,025            14,504
                                                                                --------------    -------------    --------------
    Total cash and cash equivalents                                                    368,593          269,987           236,889
Investment securities - available-for-sale, at fair value:
 U.S. Treasury                                                                          67,195           13,194            26,057
 U.S. Government agencies and corporations                                             633,713          602,702           580,820
 Mortgage-backed securities                                                          1,191,735        1,426,944         1,298,881
 States and political subdivisions                                                     631,893          653,456           655,068
 Other securities                                                                      146,034          116,169           145,514
                                                                                --------------    -------------    --------------
    Investment securities - available-for-sale                                       2,670,570        2,812,465         2,706,340
Investment securities - held-to-maturity, at amortized cost:
 Mortgage-backed securities (fair value $184,426, $214,813, and
 $209,316, respectively)                                                               185,392          217,536           210,905
Residential loans held for sale                                                         22,061           16,922            16,338
Loans:
 Commercial                                                                          1,586,600        1,684,795         1,618,095
 Commercial real estate                                                              1,713,795        1,832,500         1,849,275
 Residential real estate                                                               554,079          934,175           939,422
 Consumer credit, net of unearned income                                             1,227,196        1,134,789         1,163,325
                                                                                --------------    -------------    --------------
    Total loans                                                                      5,081,670        5,586,259         5,570,117
Allowance for loan losses                                                              (96,322)         (92,650)          (95,235)
                                                                                --------------    -------------    --------------
    Net loans                                                                        4,985,348        5,493,609         5,474,882
                                                                                --------------    -------------    --------------
Premises and equipment, net                                                            212,237          168,873           181,398
Goodwill                                                                               129,947          129,479           129,251
Other intangible assets                                                                 39,490           42,714            41,912
Mortgage servicing rights                                                               16,381           14,790            14,659
Accrued interest receivable and other assets                                           351,696          358,144           350,658
                                                                                --------------    -------------    --------------
    Total assets                                                                $    8,981,715    $   9,524,519    $    9,363,232
                                                                                ==============    =============    ==============
LIABILITIES
Deposits:
 Noninterest-bearing demand                                                     $      825,721    $     756,367    $      823,146
 Interest-bearing:
   NOW                                                                               1,823,368        1,491,781         1,612,145
   Savings                                                                             470,954          445,817           441,427
   Money market                                                                        581,822          644,822           608,177
   Time                                                                              2,706,264        3,058,250         3,008,197
                                                                                --------------    -------------    --------------
    Total deposits                                                                   6,408,129        6,397,037         6,493,092
Short-term borrowings                                                                  338,531          653,953           414,588
Other borrowings                                                                     1,405,522        1,470,937         1,624,092
Guaranteed preferred beneficial interests in subordinated debentures                         -          163,207                 -
Accrued expenses and other liabilities                                                 117,187          117,616           115,970
                                                                                --------------    -------------    --------------
    Total liabilities                                                                8,269,369        8,802,750         8,647,742
                                                                                --------------    -------------    --------------
SHAREHOLDERS' EQUITY
Preferred stock, 2,000 shares authorized, no shares issued or outstanding                    -                -                 -
Common stock, $1 stated value, 150,000 shares authorized,
 66,221, 63,629 and 66,575 shares issued and 65,960, 63,629, and 66,575
 shares outstanding, respectively                                                       65,960           63,629            66,575
Capital surplus                                                                        567,714          523,426           581,224
Retained earnings                                                                       64,317          125,483            53,107
Accumulated other comprehensive income, net of tax                                      14,355            9,231            14,584
                                                                                --------------    -------------    --------------
    Total shareholders' equity                                                         712,346          721,769           715,490
                                                                                --------------    -------------    --------------
    Total liabilities and shareholders' equity                                  $    8,981,715    $   9,524,519    $    9,363,232
                                                                                ==============    =============    ==============

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
(dollars and shares in thousands, except per share data)               SEPTEMBER 30,                      SEPTEMBER 30,
(unaudited)                                                       2004              2003             2004              2003
--------------------------------------------------------     --------------     ------------    -------------     -------------
INTEREST INCOME
Loans including fees:
 Taxable                                                     $       68,260     $     78,580    $     215,333     $     245,050
 Nontaxable                                                           4,203            4,314           12,894            12,860
Investment securities, available-for-sale:
 Taxable                                                             19,082           22,141           57,970            72,336
 Nontaxable                                                           7,275            7,496           21,978            23,351
Investment securities, held-to-maturity, taxable                      1,944            2,140            6,028             4,756
Money market investments                                                714               90              824               219
                                                             --------------     ------------    -------------     -------------
   Total interest income                                            101,478          114,761          315,027           358,572
                                                             --------------     ------------    -------------     -------------
INTEREST EXPENSE
Deposits                                                             26,866           32,659           83,179           107,234
Short-term borrowings                                                   704            1,643            2,757             6,225
Other borrowings                                                     12,903           12,987           37,818            39,373
                                                             --------------     ------------    -------------     -------------
   Total interest expense                                            40,473           47,289          123,754           152,832
                                                             --------------     ------------    -------------     -------------
   Net interest income                                               61,005           67,472          191,273     $     205,740
Provision for loan losses                                             7,400           27,500           22,400            59,000
                                                             --------------     ------------    -------------     -------------
   Net interest income after provision for loan losses               53,605           39,972          168,873           146,740
                                                             --------------     ------------    -------------     -------------
NONINTEREST INCOME
Trust and asset management fees                                       7,734            7,604           23,276            22,687
Service charges on deposit accounts                                  12,622           11,471           35,773            33,830
ATM fees                                                              2,265            1,831            6,420             5,723
Mortgage banking revenue                                                246            8,039            7,065            17,307
Insurance premiums and commissions                                   11,655           10,056           40,545            27,371
Investment product fees                                               2,547            2,633            9,507             7,994
Bank-owned life insurance                                             1,787            1,689            5,622             5,129
Net securities gains                                                    303               75            2,309            23,555
Other income                                                          2,972            2,375            8,314             8,010
                                                             --------------     ------------    -------------     -------------
   Total noninterest income                                          42,131           45,773          138,831           151,606
                                                             --------------     ------------    -------------     -------------
NONINTEREST EXPENSE
Salaries and employee benefits                                       43,281           43,408          146,076           129,203
Occupancy                                                             5,187            4,684           14,705            13,741
Equipment                                                             3,745            3,735           10,783            11,261
Marketing                                                             2,702            2,829            7,092             8,054
Outside processing                                                    5,109            4,975           15,698            14,028
Communication and transportation                                      2,646            2,953            8,366             8,846
Professional fees                                                     3,195            1,964           23,308             6,831
Loan expense                                                          1,471            2,177            4,742             5,172
Supplies                                                              1,002            1,072            3,035             3,682
Other losses                                                          2,203            1,471            4,899             3,040
Other expense                                                         4,884            6,197           15,861            15,732
                                                             --------------     ------------    -------------     -------------
   Total noninterest expense                                         75,425           75,465          254,565           219,590
                                                             --------------     ------------    -------------     -------------
  Income before income taxes                                         20,311           10,280           53,139            78,756
Income tax expense (benefit)                                          2,127           (1,530)           4,163            13,619
                                                             --------------     ------------    -------------     -------------
 Net income                                                  $       18,184     $     11,810    $      48,976     $      65,137
                                                             ==============     ============    =============     =============
NET INCOME PER COMMON SHARE
 Basic                                                       $         0.28     $       0.17    $        0.74     $        0.97
 Diluted                                                               0.27             0.17             0.73              0.97
                                                             --------------     ------------    -------------     -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 Basic                                                               66,051           66,904           66,247            66,813
 Diluted                                                             66,731           67,071           66,692            66,880
                                                             --------------     ------------    -------------     -------------
DIVIDENDS PER COMMON SHARE                                   $         0.19     $       0.18    $        0.57     $        0.54

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                                                                                   OTHER              TOTAL
(dollars and shares                      COMMON STOCK          CAPITAL         RETAINED        COMPREHENSIVE       SHAREHOLDERS'
in thousands) (unaudited)           SHARES      AMOUNT         SURPLUS         EARNINGS           INCOME             EQUITY
---------------------------------   ------   ------------   -------------   -------------    ----------------    ----------------
BALANCE, DECEMBER 31, 2002          63,856   $     63,856   $     528,379   $      96,652    $         51,823    $        740,710
Net income                               -              -               -          65,137                   -              65,137
Unrealized net securities losses,
  net of $(20,842) tax                   -              -               -               -             (27,808)            (27,808)
Reclassification adjustment for
  gains included in net income,
  net of $(7,850) tax                    -              -               -               -             (15,705)            (15,705)
Net unrealized derivative gains
  on cash flow hedges,
  net of $512 tax                        -              -               -               -                 790                 790
Reclassification adjustment on
  cash flow hedges,
  net of $84 tax                         -              -               -               -                 131                 131
Stock issued for acquisitions          929            929          20,393               -                   -              21,322
Cash dividends                           -              -               -         (36,306)                  -             (36,306)
Stock repurchased                   (1,461)        (1,461)        (31,510)              -                   -             (32,971)
Stock issued under stock
  option and stock purchase plans      305            305           6,164               -                   -               6,469
                                    ------   ------------   -------------   -------------    ----------------    ----------------
BALANCE, SEPTEMBER 30, 2003         63,629   $     63,629   $     523,426   $     125,483    $          9,231    $        721,769
                                    ======   ============   =============   =============    ================    ================

BALANCE, DECEMBER 31, 2003          66,575   $     66,575   $     581,224   $      53,107    $         14,584    $        715,490
Net income                               -              -               -          48,976                   -              48,976
Unrealized net securities gains,
  net of $1,704 tax                      -              -               -               -               2,667               2,667
Reclassification adjustment for
  gains included in net income,
  net of $(961) tax                      -              -               -               -              (1,348)             (1,348)
Net unrealized derivative losses
  on cash flow hedges,
  net of ($1,092) tax                    -              -               -               -              (1,689)             (1,689)
Reclassification adjustment on
  cash flow hedges,
  net of $93 tax                         -              -               -               -                 141                 141
Cash dividends                           -              -               -         (37,766)                  -             (37,766)
Adjustments to stock issued
  for prior acquisitions                (3)            (3)            (61)              -                   -                 (64)
Stock repurchased                   (1,145)        (1,145)        (25,010)              -                   -             (26,155)
Stock issued under stock
  option, restricted stock and
  stock purchase plans                 533            533          11,561               -                   -              12,094
                                    ------   ------------   -------------   -------------    ----------------    ----------------
BALANCE, SEPTEMBER 30, 2004         65,960   $     65,960   $     567,714   $      64,317    $         14,355    $        712,346
                                    ======   ============   =============   =============    ================    ================

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
(dollars in thousands) (unaudited)                                                     2004                     2003
-----------------------------------------------------------------------------     ---------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $        48,976          $       65,137
                                                                                  ---------------          --------------
Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation                                                                              10,089                   9,793
 Amortization of other intangible assets                                                    2,390                   1,810
 Net premium amortization on investment securities                                          6,197                  10,421
 Amortization of unearned stock compensation                                                  378                       -
 Provision for loan losses                                                                 22,400                  59,000
 Net securities gains                                                                      (2,309)                (23,555)
 Net gains on sales and write-downs of loans and other assets                              (3,712)                (10,545)
 Residential real estate loans originated for sale                                       (268,456)               (742,230)
 Proceeds from sale of residential real estate loans                                      266,204                 827,181
 Increase in other assets                                                                  (4,980)                (29,769)
 Increase in accrued expenses and other liabilities                                         2,228                  12,856
                                                                                  ---------------          --------------
   Total adjustments                                                                       30,429                 114,962
                                                                                  ---------------          --------------
 Net cash flows provided by operating activities                                           79,405                 180,099
                                                                                  ---------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash and cash equivalents of subsidiaries acquired                                              -                   1,497
Purchases of investment securities available-for-sale                                    (751,547)             (2,014,121)
Proceeds from maturities, prepayments and calls
  of investment securities available-for-sale                                             525,752               1,212,310
Proceeds from sales of investment securities available-for-sale                           260,441               1,008,711
Purchases of investment securities held-to-maturity                                             -                (237,190)
Proceeds from maturities, prepayments and calls
  of investment securities held-to-maturity                                                24,811                  19,020
Purchases of subsidiary, net of cash acquired                                                   -                 (14,335)
Proceeds from sale of loans                                                               404,424                  47,934
Net principal collected from (loans made to) customers                                     61,955                  (4,477)
Proceeds from sale of premises and equipment and other assets                               4,787                   1,079
Purchases of premises and equipment                                                       (46,006)                (41,191)
                                                                                  ---------------          --------------
 Net cash flows provided by (used in) investing activities                                484,617                 (20,763)
                                                                                  ---------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits and short-term borrowings:
 Noninterest-bearing demand deposits                                                        2,575                 (22,062)
 Savings, NOW and money market deposits                                                   214,395                 152,554
 Time deposits                                                                           (301,933)               (172,735)
 Short-term borrowings                                                                    (76,057)               (264,396)
Payments for maturities on other borrowings                                              (273,636)               (137,728)
Proceeds from issuance of other borrowings                                                 54,543                 381,600
Cash dividends paid                                                                       (37,766)                (36,306)
Common stock repurchased                                                                  (26,155)                (32,971)
Common stock issued under stock option, restricted stock
  and stock purchase plans                                                                 11,716                   6,469
                                                                                  ---------------          --------------
 Net cash flows used in financing activities                                             (432,318)               (125,575)
                                                                                  ---------------          --------------
 Net increase in cash and cash equivalents                                                131,704                  33,761
Cash and cash equivalents at beginning of period                                          236,889                 236,226
                                                                                  ---------------          --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $       368,593          $      269,987
                                                                                  ===============          ==============

Total interest paid                                                               $       123,404          $      156,052
Total taxes paid                                                                  $        11,419          $       22,184

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates ("Old National") and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2004 and 2003, and December 31, 2003, and the results of its operations for the three and nine months ended September 30, 2004 and 2003. Interim results do not necessarily represent annual results.

NOTE 2 - IMPACT OF ACCOUNTING CHANGES

In March 2004, the Emerging Issues Task Force ("EITF"), a unit of the Financial Accounting Standards Board ("FASB"), reached a consensus on EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This EITF Issue provides guidance on evaluating when securities losses should be deemed "other-than-temporary" and, consequently, written down through earnings. In November 2003, a consensus was reached on the section of this EITF Issue that mandates certain disclosures in annual financial statements for all investments in an unrealized loss position for which "other-than-temporary" impairments have not been recognized. The recognition and measurement guidance of this EITF Issue was effective for reporting periods beginning after June 15, 2004, and the disclosure requirements were effective for annual financial statements for fiscal years ending after December 15, 2003. Old National made the required disclosures in Note 3 to the consolidated financial statements of the 2003 annual report. On September 30, 2004, the FASB issued a Final FASB Staff Position that delayed the effective date for the measurement and recognition guidance included in this EITF Issue to enable the FASB to issue implementation guidance. Until such guidance is finalized, it is uncertain whether this EITF Issue will have a material impact on Old National.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires annual disclosures in addition to those in the original SFAS No. 132, which provides additional information regarding assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. In addition, interim disclosure of the components of net periodic benefit costs is required. The revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. Old National adopted this statement as of December 31, 2003, and has included all such required disclosures in Note 10.

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

Old National applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans, under which no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. In accordance with SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" and SFAS No. 123, "Accounting for Stock-Based Compensation," Old National has presented in the following table net income and net income per share adjusted to proforma amounts had compensation costs for Old National's stock-based compensation plans been recorded based on fair values at grant dates. All per share data has been adjusted for stock dividends, including a 5% stock dividend distributed to shareholders on January 27, 2004.

                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
(dollars in thousands, except per share data)                       2004                 2003            2004             2003
-----------------------------------------------------------     -----------          -----------     ------------      ----------
Net income as reported                                          $    18,184          $    11,810     $     48,976      $   65,137
RESTRICTED STOCK:
 Add: restricted stock compensation expense included
        in reported net income, net of related tax effects              245                    -              245               -
 Deduct: restricted stock compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                             (238)                   -             (238)              -
STOCK OPTIONS:
 Deduct: stock option compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                             (779)              (1,128)          (3,297)         (3,439)
                                                                -----------          -----------     ------------      ----------
Proforma net income                                             $    17,412          $    10,682     $     45,686      $   61,698
                                                                ===========          ===========     ============      ==========

Basic net income per share:
 As reported                                                    $      0.28          $      0.17     $       0.74      $     0.97
 Proforma                                                              0.26                 0.16             0.69            0.92
Diluted net income per share:
 As reported                                                    $      0.27          $      0.17     $       0.73      $     0.97
 Proforma                                                              0.26                 0.16             0.69            0.92
                                                                -----------          -----------     ------------      ----------

NOTE 3 - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period, adjusted to reflect all stock dividends. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The following table reconciles basic and diluted net income per share for the three and nine months ended September 30.

                                                 THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2004                                SEPTEMBER 30, 2003
(dollars and shares               ----------------------------------------------      ------------------------------------------
in thousands,
except per share data)                INCOME               SHARES        AMOUNT           INCOME           SHARES       AMOUNT
-----------------------------     --------------           ------    -------------    --------------       ------     ----------
BASIC NET INCOME PER SHARE
Income from operations            $       18,184           66,051    $        0.28    $       11,810       66,904     $     0.17
                                                                     =============                                    ==========

EFFECT OF DILUTIVE SECURITIES
Restricted stock                               -               42                                  -            -
Stock options                                  -              638                                  -          167
                                  --------------           ------                     --------------       ------
DILUTED NET INCOME PER SHARE

Income from operations
  and assumed conversions         $       18,184           66,731    $        0.27    $       11,810       67,071     $     0.17
                                  ==============           ======    =============    ==============       ======     ==========

                                                  NINE MONTHS ENDED                                 NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2004                               SEPTEMBER 30, 2003
(dollars and shares               ------------------------------------------------    ------------------------------------------
in thousands,
except per share data)                INCOME               SHARES        AMOUNT           INCOME           SHARES       AMOUNT
-----------------------------     --------------           ------    -------------    --------------       ------     ----------
BASIC NET INCOME PER SHARE
Income from operations            $       48,976           66,247    $        0.74    $       65,137       66,813     $     0.97
                                                                     =============                                    ==========

EFFECT OF DILUTIVE SECURITIES
Restricted stock                               -               42                                  -            -
Stock options                                  -              403                                  -           67
                                  --------------           ------                     --------------       ------
DILUTED NET INCOME PER SHARE
Income from operations
  and assumed conversions         $       48,976           66,692    $        0.73    $       65,137       66,880     $     0.97
                                  ==============           ======    =============    ==============       ======     ==========

NOTE 4 - INVESTMENT SECURITIES

The market value and amortized cost of investment securities as of September 30 are set forth below:

                               AMORTIZED            UNREALIZED         UNREALIZED             FAIR
(dollars in thousands)            COST                GAINS              LOSSES               VALUE
----------------------      ---------------       -------------      -------------        -------------
2004
Available-for-sale          $     2,644,759       $      48,587      $     (22,776)       $   2,670,570
Held-to-maturity                    185,392                 308             (1,274)             184,426
                            ---------------       -------------      -------------        -------------
2003
Available-for-sale          $     2,798,478       $      53,420      $     (39,433)       $   2,812,465
Held-to-maturity                    217,536                   -             (2,723)             214,813
                            ---------------       -------------      -------------        -------------

NOTE 5 - LOANS HELD FOR SALE

Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Interest rate risk on Old National's residential loans held for sale has been hedged using fair value hedge accounting in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The loans' carrying bases reflects the effects of the SFAS No. 133 adjustments. At September 30, 2004 and 2003, Old National had residential loans held for sale of $22.1 million and $16.9 million, respectively. As of September 30, 2004 and 2003, ineffectiveness related to the hedge as calculated in accordance with SFAS No. 133 was immaterial.

During the third quarter of 2004, Old National entered into an ongoing agency agreement with a third party for assistance with facilitation of periodic loan sales. At September 30, 2004, no loans were held for sale under this arrangement. During the second quarter of 2004, residential real estate loans held for investment of $405.6 million were reclassified to residential loans held for sale and sold for $404.4 million resulting in a write-down on loans transferred to held for sale of $1.2 million, which was recorded as a reduction to the allowance for loan losses. Also in connection with this transaction, mortgage servicing rights of $2.7 million were capitalized, and a net gain of $2.7 million was recognized. During the third quarter of 2003, nonaccrual residential real estate loans of $3.4 million and commercial loans of $48.2 million held for investment were reclassified to loans held for sale and sold for $2.2 million and $36.9 million, respectively. This resulted in write-downs on loans transferred to held for sale of $1.2 million and $11.3 million, respectively, which were recorded as reductions to the allowance for loan losses. Also, during the second quarter of 2003, nonaccrual residential real estate loans held for investment of $11.1 million were reclassified to residential loans held for sale and sold for $8.9 million resulting in a write-down on loans transferred to held for sale of $2.2 million, which was recorded as a reduction to the allowance for loans losses.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

(dollars in thousands)                                       2004                  2003
--------------------------------------------------      -------------          ------------
Balance, January 1                                      $     104,571          $     87,742
Transfer to allowance for unfunded commitments                 (8,581)               (6,771)
Additions:
  Provision charged to expense                                 22,400                59,000
Deductions:
  Write-downs on loans transferred to held for sale             1,177                14,744
  Loans charged-off                                            29,417                39,414
  Recoveries                                                   (8,526)               (6,837)
                                                        -------------          ------------
   Net charge-offs and other charges                           22,068                47,321
                                                        -------------          ------------
Balance, September 30                                   $      96,322          $     92,650
                                                        =============          ============

During the third quarter of 2004, Old National reclassified $8.6 million of the allowance for loan losses related to unfunded loan commitments to other liabilities. Prior period amounts deemed to be material were reclassified for conformity of presentation and comparability of ratios related to the allowance for loan losses.

The following is a summary of information pertaining to impaired loans at September 30:

(dollars in thousands)                                        2004              2003
-----------------------------------------------------     ------------      ------------
Impaired loans without a specific valuation allowance     $     25,393      $     40,797
Impaired loans with a specific valuation allowance              68,469            58,028
                                                          ------------      ------------
 Total impaired loans                                     $     93,862      $     98,825
                                                          ============      ============

Valuation allowance related to impaired loans             $     26,233      $     20,614
                                                          ------------      ------------

A loan is considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15" when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans do not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases or debt securities.

For the nine months ended September 30, 2004, the average balance of impaired loans was $91.0 million for which no interest was recorded. For the nine months ended September 30, 2003, the average balance of impaired loans was $235.5 million for which no interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.

During the third quarter of 2003, Old National revised its interpretation of impaired loans to strictly follow SFAS No. 114. Prior to this change, Old National's interpretation of impaired loans more conservatively included all problem credits with a potential collateral deficiency in the event of default and nonaccrual loans in larger groups of smaller-balance homogeneous loans. Had Old National applied the current interpretation in the prior year, average impaired loans at September 30, 2003, would have totaled $103.0 million rather than $235.5 million.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2004 and 2003, Old National had goodwill in the amount of $129.9 million and $129.5 million, respectively. During the quarter ended September 30, 2004, Old National performed its annual goodwill impairment testing resulting in no impairment. The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2004, was as follows:

                                                      COMMUNITY           NON-BANK
(dollars in thousands)                                 BANKING            SERVICES           TOTAL
-----------------------------------------------     -------------      --------------     -----------
Balance, January 1                                  $      70,944      $       58,307     $   129,251
 Adjustments to goodwill acquired in prior year                 -                 696             696
                                                    -------------      --------------     -----------
Balance, September 30                               $      70,944      $       59,003     $   129,947
                                                    =============      ==============     ===========

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At September 30, 2004, Old National had $36.7 million in unamortized intangible assets compared with $39.9 million in unamortized intangible assets at September 30, 2003. Indefinite-lived assets of $2.8 million were included in each year.

The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of September 30:

                                            GROSS CARRYING            ACCUMULATED               NET CARRYING
(dollars in thousands)                         AMOUNT                 AMORTIZATION                 AMOUNT
------------------------------------      -----------------         ---------------            --------------
2004
Amortized intangible assets:
 Core deposit                             $           5,574         $        (3,499)           $        2,075
 Customer business relationships                     36,608                  (3,628)                   32,980
 Non-compete agreements                               1,100                    (124)                      976
 Technology                                           1,300                    (641)                      659
                                          -----------------         ---------------            --------------
   Total amortized intangible assets                 44,582                  (7,892)                   36,690
Unamortized intangible assets:
 Trade name                                           2,800                       -                     2,800
                                          -----------------         ---------------            --------------
Total intangible assets                   $          47,382         $        (7,892)           $       39,490
                                          =================         ===============            ==============
2003
Amortized intangible assets:
 Core deposit                             $           5,574         $        (2,890)           $        2,684
 Customer business relationships                     36,676                  (1,421)                   35,255
 Non-compete agreements                               1,100                     (69)                    1,031
 Technology                                           1,300                    (356)                      944
                                          -----------------         ---------------            --------------
   Total amortized intangible assets                 44,650         $        (4,736)                   39,914
Unamortized intangible assets:
 Trade name                                           2,800                       -                     2,800
                                          -----------------         ---------------            --------------
Total intangible assets                   $          47,450         $        (4,736)           $       42,714
                                          =================         ===============            ==============

Total amortization expense associated with intangible assets for the three months ended September 30 was $0.8 million in 2004 and $0.7 million in 2003. Year-to-date amortization expense as of September 30, 2004 and 2003, was $2.4 million and $1.8 million, respectively.

The following is the estimated amortization expense for the future years:

                                                     ESTIMATED
(dollars in thousands)                              AMORTIZATION
FOR THE YEARS ENDED:                                  EXPENSE
----------------------                             -------------
2004 remaining                                     $         782
2005                                                       3,055
2006                                                       2,840
2007                                                       2,376
2008                                                       2,213
2009                                                       2,122
Thereafter                                                23,302
                                                   -------------
 Total                                             $      36,690
                                                   =============

NOTE 8 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights derived from loans sold with servicing retained were $16.6 million and $16.2 million at September 30, 2004 and 2003, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at September 30 was $1.967 billion in 2004 and $1.706 billion in 2003. At September 30, 2004 and 2003, the fair value of capitalized mortgage servicing rights was $17.1 million and $14.8 million, respectively. Old National's key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 319 PSA and discount rates ranging from 9.0% to 10.50% at September 30, 2004, and a weighted average prepayment rate of 305 PSA and a discount rate of 8.5% at September 30, 2003.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at September 30:

(dollars in thousands)                                    2004               2003
------------------------------------------------      -----------         ----------
Balance before valuation allowance, January 1         $    15,790         $   13,423
 Rights capitalized                                         5,454              7,485
 Amortization                                              (4,613)            (4,748)
                                                      -----------         ----------
Balance before valuation allowance, September 30           16,631             16,160
                                                      -----------         ----------
Valuation allowance:
Balance, January 1                                         (1,131)            (2,056)
  Additions to valuation allowance                         (2,190)            (5,749)
  Reductions to valuation allowance                         3,071              6,435
                                                      -----------         ----------
Balance, September 30                                        (250)            (1,370)
                                                      -----------         ----------
Mortgage servicing rights, net                        $    16,381         $   14,790
                                                      ===========         ==========

NOTE 9 - FINANCING ACTIVITIES

The following table summarizes Old National's other borrowings at September 30:

(dollars in thousands)                                                                   2004            2003
-------------------------------------------------------------------------------      ------------    ------------
OLD NATIONAL BANCORP:
 Medium-term notes, Series 1997 (fixed rates
   3.50% to 7.03%) maturities August 2007 to
   June 2008                                                                         $    110,000    $    113,200
 Junior subordinated debentures (fixed rates
   8.00% to 9.50%) maturities March 2030
   to April 2032                                                                          150,000               -
 SFAS 133 fair value hedge and other basis adjustments                                      4,951          (1,559)
OLD NATIONAL BANK:
 Securities sold under agreements to repurchase (fixed rates 1.67% to 4.73% and
   variable rates 1.61% to 2.55%) maturities March 2006 to December 2008                  248,000         198,000
 Federal Home Loan Bank advances (fixed rates
   4.28% to 8.34% and variable rates 1.97% to
   2.03%) maturities November 2004 to October 2022                                        569,924         812,428
 Senior unsecured bank notes (fixed rate 3.95%
   and variable rates 1.88% to 2.03%) maturities
   January 2005 to February 2008                                                          165,000         190,000
 Subordinated bank notes (fixed rate 6.75%)
   maturing October 2011                                                                  150,000         150,000
 Capital lease obligation                                                                   4,530               -
 SFAS 133 fair value hedge and other basis adjustments                                      3,117           8,868
                                                                                     ------------    ------------
   Total other borrowings                                                            $  1,405,522    $  1,470,937
                                                                                     ============    ============

Contractual maturities of other borrowings at September 30, 2004, were as follows:

(dollars in thousands)
-----------------------------------------------------
Due in 2004                                                            $      35,008
Due in 2005                                                                  195,082
Due in 2006                                                                  202,402
Due in 2007                                                                  160,034
Due in 2008                                                                  343,037
Thereafter                                                                   461,891
SFAS 133 fair value hedge and other basis adjustments                          8,068
                                                                       -------------
 Total                                                                 $   1,405,522
                                                                       =============

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 5.30% and 5.39% at September 30, 2004 and 2003, respectively. These borrowings are secured by investment securities and residential real estate loans up to 150% of outstanding debt.

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

Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005 (for debentures owned by ONB Capital Trust I) and on or after April 12, 2007 (for debentures owned by ONB Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events. These securities qualify as Tier 1 capital for regulatory purposes.

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

At September 30, 2004, the future minimum lease payments under the capital lease were as follows:

                                                                       MINIMUM
(dollars in thousands)                                                  LEASE
FOR THE YEAR ENDING:                                                   PAYMENTS
--------------------------------------------                        -------------
2004 remaining                                                      $          93
2005                                                                          371
2006                                                                          371
2007                                                                          371
2008                                                                          371
Thereafter                                                                 13,265
                                                                    -------------
 Total minimum lease payments                                              14,842
Less amounts representing interest                                         10,312
                                                                    -------------
 Present value of net minimum lease payments                        $       4,530
                                                                    =============

NOTE 10 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

The following table sets forth the components of the net periodic benefit cost for Old National's noncontributory defined benefit retirement plan for the three and nine months ended September 30:

                                                 THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                    SEPTEMBER 30,
(dollars in thousands)                      2004                   2003                       2004                  2003
----------------------------------       ----------              ---------                 ----------             ---------
Service cost                             $      485              $     460                 $    1,507             $   1,406
Interest cost                                   999                  1,000                      2,973                 2,846
Expected return on plan assets                 (901)                  (636)                    (2,653)               (1,776)
Amortization of prior service cost                8                      8                         24                    24
Amortization of transitional asset             (108)                  (108)                      (324)                 (324)
Recognized actuarial loss                       392                    348                      1,181                   945
                                         ----------              ---------                 ----------             ---------
  Net periodic benefit cost              $      875              $   1,072                 $    2,708             $   3,121
                                         ==========              =========                 ==========             =========

STOCK-BASED COMPENSATION

Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to
7.3 million shares of common stock. At September 30, 2004, 6.3 million shares were outstanding under the plan, including 6.0 million stock options and 0.3 million shares of restricted stock issued, not outstanding, as described below, and 1.0 million shares were available for issuance. Old National accounts for its stock-based compensation plans in accordance with APB Opinion 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. See Note 2 for proforma net income and net income per share data.

Stock Options

On February 2, 2004, Old National granted 0.3 million stock options to key employees at an option price of $21.45, the closing price of Old National's stock on that date. The options vest 100% on December 31, 2004, and expire in ten years. On January 31, 2003, Old National granted 2.6 million stock options to key employees at an option price of $21.71, the closing price of Old National's stock on that date. The options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. At September 30, 2004, Old National had 6.0 million of stock options outstanding.

Restricted Stock

On July 22, 2004, Old National's Board of Directors approved a restricted stock award to certain key officers. The shares vest at the end of a thirty-two month period based on the achievement of certain targets. Shares are subject to certain restrictions and risk of forfeiture by the participants. At September 30, 2004, 0.3 million shares were issued, not outstanding at an estimated value of $6.5 million.

NOTE 11 - INCOME TAXES

The following is a summary of the major items comprising the differences in taxes computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  SEPTEMBER 30,                               SEPTEMBER 30,
(dollars in thousands)                     2004                  2003                  2004                   2003
----------------------------------      ----------            ----------           -----------            ------------
Provision at statutory rate of 35%      $    7,109            $    3,598           $    18,599            $     27,565
Tax-exempt income                           (4,560)               (4,630)              (13,960)                (14,288)
Other, net                                    (422)                 (498)                 (476)                    342
                                        ----------            ----------           -----------            ------------
Income tax expense (benefit)            $    2,127            $   (1,530)          $     4,163            $     13,619
                                        ==========            ==========           ===========            ============
Effective tax rate                            10.5%                (14.9)%                 7.8%                   17.3%
                                        ----------            ----------           -----------            ------------

For the three months ended September 30, 2004, the effective tax rate was significantly higher than for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the effective tax rate was significantly lower than for the nine months ended September 30, 2003. Tax-exempt income has remained relatively flat as illustrated above; however, the percentage of tax-exempt income to total income has fluctuated among the periods presented, resulting in the corresponding fluctuations in the effective rates.

NOTE 12 - COMPREHENSIVE INCOME

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
(dollars in thousands)                                                        2004          2003          2004          2003
-------------------------------------------------------------------------  ---------    -----------    ----------    ----------
Net income                                                                 $  18,184    $    11,810    $   48,976    $   65,137
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period, net of tax      43,021        (45,842)        2,667       (27,808)
 Less: reclassification adjustment for securities gains realized in net
   income, net of tax                                                           (185)           (46)       (1,348)      (15,705)
Cash flow hedges:
 Net unrealized derivative gains (losses) on cash flow hedges, net of tax     (2,205)          (208)       (1,689)          790
 Less: reclassification adjustment on cash flow hedges, net of tax                47             43           141           131
                                                                           ---------    -----------    ----------    ----------
Net unrealized gains (losses)                                                 40,678        (46,053)         (229)      (42,592)
                                                                           ---------    -----------    ----------    ----------
Comprehensive income (loss)                                                $  58,862    $   (34,243)   $   48,747    $   22,545
                                                                           =========    ===========    ==========    ==========

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

During the fourth quarter of 2003, Old National established a reserve of $10 million for settlement of certain of the lawsuits pending in the City of St. Louis and St. Louis County in Missouri and St. Clair County and Madison County in Illinois. As of September 30, 2004, Old National has paid $9.1 million of this reserve to settle a number of lawsuits representing approximately $12 million in alleged damages. The approximate $0.9 million remaining in the reserve for litigation settlement is deemed at this time to be adequate to cover the remaining exposure of approximately $3.0 million.

Old National has obtained a summary judgement in its favor at the trial court level on lawsuits representing $16 million of the estimated $31 million exposure. These cases were in Cook County, Illinois and are currently on appeal to the Court of Appeals in Illinois. It is not expected that future judgments or settlements in these matters will have a material impact on Old National's results of operations.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.374 billion, commercial letters of credit of $14.4 million and standby letters of credit of $109.8 million at September 30, 2004. At September 30, 2003, loan commitments were $1.409 billion, commercial letters of credit were $28.3 million and standby letters of credit were $79.5 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2004, the balance of the allowance for unfunded loan commitments was $8.7 million.

At September 30, 2004 and 2003, Old National had credit extensions of $72.8 million and $75.7 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's customers. At September 30, 2004 and 2003, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $40.9 million and $38.7 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 14 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with customers, that are considered financial guarantees in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Standby letters of credit guarantees are issued in connection with agreements made by customers to counterparties. Standby letters of credit are contingent upon failure of the customer to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to customers and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2004, the notional amount of standby letters of credit was $109.8 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No. 133. See additional information in Note 16 to the consolidated financial statements of the 2003 annual report.

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

The following table summarizes financial information concerning segments for the three and nine months ended September 30:

                                            COMMUNITY         NON-BANK
(dollars in thousands)                       BANKING           SERVICES         TREASURY          OTHER            TOTAL
-------------------------------------     -------------      -----------      ------------     -----------     -------------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Net interest income (loss)                $      66,717      $       108      $     (2,060)    $    (3,760)    $      61,005
Provision for loan losses                         7,343                -                57               -             7,400
Noninterest income                               17,212           22,132             2,161             626            42,131
Noninterest expense                              57,987           20,463               109          (3,134)           75,425
Income tax expense (benefit)                      4,212              552            (2,637)              -             2,127
Segment profit                                   14,387            1,225             2,572               -            18,184
Total assets                                  5,336,181          119,040         3,374,712         151,782         8,981,715
                                          -------------      -----------      ------------     -----------     -------------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Net interest income (loss)                $      72,014      $        57      $     (5,595)    $       996     $      67,472
Provision for loan losses                        27,500                -                 -               -            27,500
Noninterest income                               24,698           18,921             1,816             338            45,773
Noninterest expense                              55,912           17,983               236           1,334            75,465
Income tax expense (benefit)                      2,422              296            (4,248)              -            (1,530)
Segment profit                                   10,878              699               233               -            11,810
Total assets                                  5,809,293          133,301         3,474,004         107,921         9,524,519
                                          -------------      -----------      ------------     -----------     -------------
NINE MONTHS ENDED SEPTEMBER 30, 2004
Net interest income (loss)                $     208,770      $       416      $     (7,310)    $   (10,603)    $     191,273
Provision for loan losses                        22,227                -               173               -            22,400
Noninterest income                               56,359           70,640             8,531           3,301           138,831
Noninterest expense                             191,130           68,227             2,510          (7,302)          254,565
Income tax expense (benefit)                     11,578              883            (8,298)              -             4,163
Segment profit                                   40,194            1,946             6,836               -            48,976
Total assets                                  5,336,181          119,040         3,374,712         151,782         8,981,715
                                          -------------      -----------      ------------     -----------     -------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Net interest income (loss)                $     211,988      $       180      $     (9,903)    $     3,475     $     205,740
Provision for loan losses                        59,000                -                 -               -            59,000
Noninterest income                               66,463           54,019            28,827           2,297           151,606
Noninterest expense                             163,523           49,723               572           5,772           219,590
Income tax expense (benefit)                     14,076            1,491            (1,948)              -            13,619
Segment profit                                   41,852            2,985            20,300               -            65,137
Total assets                                  5,809,293          133,301         3,474,004         107,921         9,524,519
                                          -------------      -----------      ------------     -----------     -------------

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for the three months ended September 30, 2004, increased compared to the three months ended September 30, 2003, primarily due to lower provisions for loan losses, a result of the improvement in Old National's credit quality performance. While expenses remained relatively steady, the improvement from lower provisions was somewhat offset by decreases in mortgage banking revenue and net interest income. Net income for the nine months ended September 30, 2004, decreased significantly compared to the nine months ended September 30, 2003, impacted primarily by nonrecurring charges related to "Ascend", decreased securities gains and reduced mortgage banking activity offset in part by reduced provisions for loan losses.

Old National experienced a decrease in assets and liabilities at September 30, 2004, compared to September 30, 2003 and December 31, 2003, reflective of the disposition of residential real estate loans during the second quarter of 2004 and reductions in the commercial loan and investment portfolios. As a result, borrowed funds and deposits also reflect a reduction at September 30, 2004. Management uses various indicators such as return on assets, return on equity and asset quality ratios to evaluate the performance of the business. These are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL BASIS AND FORWARD-LOOKING STATEMENTS

This discussion analyzes Old National's results of operations for the three and nine months ended September 30, 2004 and 2003, and financial condition as of September 30, 2004, compared to September 30, 2003 and December 31, 2003.

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

- ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management's best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

- MORTGAGE SERVICING RIGHTS. Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the mortgage servicing rights retained based on the relative fair values of each. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Amortization of capitalized mortgage servicing rights is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets. Impairment of mortgage servicing rights exists if the book value of the mortgage servicing rights exceeds its estimated fair value. In determining impairment, mortgage servicing rights are stratified by interest rates. Critical assumptions used in determining fair value include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in expected mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Fair values, using estimated mortgage loan prepayment rates, are derived from a third-party statistical model. Negative adjustments to the value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable.

- GOODWILL AND INTANGIBLES. For acquisitions, Old National is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair values. These often involve estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective.

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

Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuation of mortgage servicing rights; and the valuation of goodwill and intangibles are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as net income. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the company's disclosure relating to it in this "Management's Discussion and Analysis".

NON-GAAP FINANCIAL MEASURES

In January 2003, the United States Securities and Exchange Commission ("SEC") issued Regulation G, "Conditions for Use of Non-GAAP Financial Measures." This "Management's Discussion and Analysis" may contain non-GAAP financial measures. For purposes of Regulation G, a non-GAAP financial measure is a numerical measure of the registrant's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows (or equivalent statements) of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. Pursuant to the requirements of Regulation G, Old National Bancorp has provided reconciliations, as necessary, of the non-GAAP financial measure to the most directly comparable GAAP financial measure. See the "Earnings Summary" of this "Management's Discussion and Analysis" below for Non-GAAP financial measures.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Old National reported net income of $18.2 million for the three months ended September 30, 2004, an increase of $6.4 million or 54.0% from the $11.8 million recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net income was $49.0 million, a reduction of 24.8% from the $65.1 million recorded for the nine months ended September 30, 2003. On a diluted per share basis, net income was $0.27 for the three months ended September 30, 2004, compared to $0.17 for the three months ended September 30, 2003. Diluted earnings per share were $0.73 for the nine months ended September 30, 2004, compared to $0.97 for the nine months ended September 30, 2003.

Positive factors affecting the results of operations for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, included decreased provisions for loan losses and increased insurance premiums and commissions, and service charge income. These factors were offset by decreased net interest income and decreased mortgage origination activity. The sale of $405.6 million of residential real estate loans during the second quarter of 2004 and the reduction of the investment portfolio significantly contributed to the decrease in net interest income. In addition, the capitalization of interest related to the construction of the new Evansville main banking center and corporate headquarters was discontinued on August 11, 2004 when the building was placed in service, causing an increase in interest expense for the three months ended September 30, 2004, compared to September 30, 2003. See additional details of the new Evansville main banking center and corporate headquarters below.

The decrease in the results of operations for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, was primarily attributable to the nonrecurring pre-tax charges relating to "Ascend" of $25.5 million, or $17.4 million after tax, that were recorded primarily during the second quarter of 2004. Other factors included decreased net interest income, decreased mortgage origination activity, reduced securities gains, and severance payments to three executive officers who left the company during the first quarter of 2004. Partially offsetting these items were reduced provisions for loan losses and increased trust and asset management fees, insurance premiums and commissions, investment product fees, and service charge income.

For the three months ended September 30, 2004, Old National's return on average assets was 0.81% and return on average shareholders' equity was 10.58%, compared to 0.49% and 6.37%, respectively, for the three months ended September 30, 2003. Old National's return on average assets was 0.71% and return on average shareholders' equity was 9.20% for the nine months ended September 30, 2004, compared to 0.90% and 11.59% for the nine months ended September 30, 2003, respectively. Excluding the nonrecurring implementation charges related to "Ascend" of $17.4 million, after-tax, Old National's return on average assets and return on average shareholders' equity for the nine months ended September 30, 2004, was 0.96% and 12.48%, respectively, as reconciled in the following table and compared to the nine months ended September 30, 2003.

                                                  Return on                      Return on
                                                    Assets                         Equity
-----------------------------------------         ---------                      ---------
As reported September 30, 2004                       0.71%                          9.20%
Effect of "Ascend" implementation charges            0.25%                          3.28%
                                                     ----                          -----
Excluding "Ascend" implementation charges            0.96%                         12.48%
                                                     ====                          =====
As reported September 30, 2003                       0.90%                         11.59%
                                                     ====                          =====

In 2001, the Board of Directors approved construction of a new Evansville main banking center and corporate headquarters to be constructed prior to expiration of the operating leases on the buildings then occupied. Prior to this decision, the Board of Directors evaluated renewal options for the leases on the then-occupied buildings including capital investments that would be required for improvements to the leased facilities. It was determined that the costs associated with continuing the leases and making the required capital investments would be relatively comparable to constructing a new building. The new Evansville main banking center and corporate headquarters was placed into service on August 11, 2004. The total project cost is approximately $73.6 million including building components of $58.4 million, furniture, fixtures and equipment of $7.2 million, land of $4.9 million and capitalized interest of $3.1 million.

NET INTEREST INCOME

Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Net interest income and net interest margin in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $6.0 million and $6.2 million for the three months ended September 30, 2004 and 2003, respectively. Taxable equivalent adjustments for the nine months ended September 30, 2004 and 2003, were $18.1 million and $18.9 million, respectively.

Taxable equivalent net interest income was $67.0 million and $209.4 million for the three and nine months ended September 30, 2004, respectively, compared to $73.6 million and $224.6 million reported for the three and nine months ended September 30, 2003, respectively. The reduction in net interest income reflects a smaller portfolio of average earning assets when compared to the three and nine months ended September 30, 2003. Average earning assets were $8.117 billion for the three months ended September 30, 2004, compared to $8.880 billion for the three months ended September 30, 2003, a decrease of 8.6% or $763.0 million. Average earning assets were $8.338 billion for the nine months ended September 30, 2004, compared to $8.872 billion for the nine months ended September 30, 2003, a decrease of 6.0% or $534.0 million.

The decrease in interest rates during 2003 and early 2004 had a significant impact on the volume, mix and yield of earning assets. Driven by lower rates, many of the company's residential real estate loans were refinanced in 2003. Because new loan production was sold into the secondary loan market, residential real estate loans declined in 2003 and 2004. Additionally, the sale of $405.6 million of residential real estate loans at the end of the second quarter of 2004 significantly impacted earning assets for the three and nine months ended September 30, 2004, compared to the three and nine months ended September 30, 2003. Commercial and commercial real estate loans declined during 2003 and during the first nine months of 2004, a result of continued weak loan demand in Old National's markets and more stringent loan underwriting standards. In a continuation of a strategy begun during 2003, the company continued to reduce its investment portfolio assets because of the narrow spreads available on those assets in the current rate environment. The net interest margin was relatively unchanged at 3.30% and 3.35% for the three and nine months ended September 30, 2004, respectively, compared to 3.32% and 3.38% for the three and nine months ended September 30, 2003, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $7.4 million and $22.4 million for the three and nine months ended September 30, 2004, respectively, compared to $27.5 million and $59.0 million for the three and nine months ended September 30, 2003, respectively. The lower provisions in 2004 are the result of improvements in credit quality as well as the continued reduction in classified loans. Refer to the "Allowance for Loan Losses and Asset Quality" section of this "Management's Discussion and Analysis" for further discussion of non-performing loans, charge-offs and additional items impacting the provision.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2004, was $42.1 million, a decrease of $3.7 million, or 8.0% from the $45.8 million reported for the three months ended September 30, 2003. For the nine months ended September 30, 2004, noninterest income amounted to $138.8 million, a decrease of $12.8 million or 8.4% over the $151.6 million reported for the nine months ended September 30, 2003. Total fee and service charge income, excluding gains on sales of securities, was $41.8 million and $136.5 million for the three and nine months ended

September 30, 2004, respectively compared to $45.7 million and $128.1 million for the three and nine months ended September 30, 2003, respectively.

Primarily as a result of insurance agency acquisitions beginning in the second quarter of 2003, insurance premiums and commissions, increased to $11.7 million and $40.5 million for the three and nine months ended September 30, 2004, compared to $10.1 million and $27.4 million for the three and nine months ended September 30, 2003, a 15.9% and 48.1% increase, respectively.

Income related to service charges on deposit accounts increased to $12.6 million and $35.8 million for the three and nine months ended September 30, 2004, compared to $11.5 million and $33.8 million for the three and nine months ended September 30, 2003, a 10.0% and 5.7% increase, respectively. The generation of increased revenue was attributable to growth in transaction accounts as well as an increased sales and marketing focus on this element of revenue.

Mortgage banking revenue decreased to $0.2 million for the three months ended September 30, 2004, compared to $8.0 million for the three months ended September 30, 2003, a $7.8 million decrease. For the nine months ended September 30, 2004, mortgage banking revenue was $7.1 million compared to $17.3 million for the nine months ended September 30, 2003, a $10.2 million or 59.2% decrease. These decreases were primarily attributable to the reduction in mortgage origination activity during 2004. Residential real estate loan originations for the three months ended September 30, 2004, were $137.0 million compared to $407.6 for the three months ended September 30, 2003. Residential real estate loan originations for the nine months ended September 30, 2004, were $0.470 billion compared to $1.132 billion for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net recoveries to the mortgage servicing rights valuation allowance of $0.8 million and a net gain of $2.7 million from the sale of $405.6 million of residential real estate loans in the second quarter of 2004, partially offset reductions in income attributable to decreased mortgage origination activity.

Net securities gains increased by $0.2 million and decreased by $21.2 million for the three and nine months ended September 30, 2004 and 2003, respectively. The gains in 2003 were part of a continuing strategy to address the impact of interest rate and yield curve shifts on the investment portfolio.

NONINTEREST EXPENSE

Noninterest expense for the three months ended September 30, 2004, totaled $75.4 million, relatively unchanged compared to $75.5 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, noninterest expense was $254.6 million, an increase of $35.0 million or 15.9% over the $219.6 million recorded for the nine months ended September 30, 2003.

Salaries and benefits, the largest component of noninterest expense, remained stable for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, and totaled $146.1 million for the nine months ended September 30, 2004, compared to $129.2 million for the nine months ended September 30, 2003, an increase of $16.9 million or 13.1%. The increase for the nine months ended September 30, 2004, is primarily attributable to nonrecurring expenses related to "Ascend", including severance costs for employees whose positions have been or will be eliminated and expenses related to broad-based incentive programs for employees participating in the "Ascend" project. Other factors significantly affecting the increase in salaries and employee benefits for the nine months ended September 30, 2004, included $2.9 million in severance expense related to three senior executives, including the chief executive officer, who left the company during the first quarter of 2004 and additional salaries and benefit expenses attributable to acquisitions of insurance agencies that occurred after the first quarter of 2003.

Professional fees totaled $3.2 million for the three months ended September 30, 2004, compared to $2.0 million for the three months ended September 30, 2003, an increase of $1.2 million or 62.8%. The increase related primarily to fees paid in connection with complying with Section 404 of the Sarbanes-Oxley Act and upgrading internal systems and controls. For the nine months ended September 30, 2004, professional fees were $23.3 million compared to $6.8 million for the nine months ended September 30, 2003, an increase of $16.5 million. Consulting fees paid to EHS Partners during 2004 in connection with "Ascend" accounted for the majority of these increases for the nine months ended September 30, 2004.

All other components of noninterest expense totaled $28.9 million for the three months ended September 30, 2004, compared to the $30.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, all other components of noninterest expense totaled $85.2 million and $83.6 million, respectively. The increase for the nine months ended September 30, 2004 was attributable to write-downs of surplus real estate of $1.0 million in connection with "Ascend". Also affecting the increase for the nine months ended September 30, 2004, was increased occupancy expense partially related to the new Evansville main banking center and corporate headquarters and increased processing expense partially offset by decreases in several other noninterest expense accounts. See additional details of the new Evansville main banking center and corporate headquarters in the "Results of Operations" section of this "Management's Discussion and Analysis."

PROVISION FOR INCOME TAXES

Old National records a provision for income taxes currently payable and for income taxes payable in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National's financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income tax expense, as a percentage of pre-tax income, was 10.5% for the three months ended September 30, 2004, compared to the income tax benefit of 14.9% for the three months ended September 30, 2003. The provision for income tax expense, as a percentage of pre-tax income, was 7.8% for the nine months ended September 30, 2004, compared to 17.3% for the nine months ended September 30, 2003. While tax-exempt income has remained relatively flat, the percentage of tax-exempt income to total income has fluctuated among the periods presented, resulting in the corresponding fluctuations in the effective tax rates.

FINANCIAL CONDITION

OVERVIEW

For the three and nine months ended September 30, 2004, Old National continued balance sheet strategies initiated in the second half of 2003 to mitigate its sensitivity to rising interest rates, including continued reductions in the investment and residential real estate loan portfolios as well as reductions in certificates of deposit and borrowed funds. Old National's assets at September 30, 2004, were $8.982 billion, a 5.7% decrease compared to September 30, 2003, and a 5.4% decrease compared to December 31, 2003. Investments and loans decreased $174.0 million and $504.6 million, respectively, since September 30, 2003, and decreased $61.3 million and $488.4 million, respectively, since December 31, 2003. Total liabilities declined $533.4 million compared to September 30, 2003, and $378.4 million since December 31, 2003. Total shareholders' equity decreased $9.4 million from September 30, 2003, and decreased $3.1 million compared to December 31, 2003

EARNING ASSETS

Old National's earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $8.123 billion at September 30, 2004, a decrease of 7.0% from September 30, 2003, and a decrease of 6.2% since December 31, 2003. The reduction in earning assets is due to a continuation of balance sheet strategies initiated by management during the second half of 2003. Old National reduced its investment portfolio in light of fewer attractive investment opportunities and the company's desire to reduce its sensitivity to rising interest rates. Total loans at September 30, 2004, including residential loans held for sale, decreased $499.5 million compared to September 30, 2003, and $482.7 million compared to December 31, 2003. This decrease can be attributed primarily to the sale of $405.6 million in residential real estate loans during the second quarter of 2004 as well as to continued weakness in commercial lending. These decreases are partially offset by the growth in consumer loans. Money market investments at September 30, 2004, increased by $66.1 million from September 30, 2003, and $148.6 million from December 31, 2003, which is attributable to the investment of a portion of the proceeds from the sale of residential real estate loans during the second quarter of 2004.

INVESTMENT SECURITIES

The majority of Old National's investment securities are classified as available-for-sale, which gives management the flexibility to sell the securities prior to maturity, if needed, based on fluctuating interest rates or changes in the company's funding requirements. Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," may potentially impact the treatment of investments in an unrealized loss position. Until final guidance is issued by the Financial Accounting Standards Board ("FASB"), it is uncertain whether this EITF Issue will have a material impact on Old National.

At September 30, 2004, the investment securities portfolio was $2.856 billion compared to $3.030 billion at September 30, 2003, a decrease of $174.0 million or 5.7%. Investment securities decreased $61.3 million at September 30, 2004, compared to December 31, 2003, a decrease of 2.8%. Despite these decreases, investment securities as a percentage of earning assets remained relatively flat at 35.2% at September 30, 2004, 34.7% at September 30, 2003, and 34.2% at
December 31, 2003. During the first half of 2003, Old National increased the investment portfolio as a short-term alternative source of earning assets to offset declining residential real estate and minimal commercial and consumer loan growth. During the second half of 2003 and continuing into 2004, Old National decreased the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger economic activity and stronger commercial loan demand would likely result in increased investments in loans and a reduction in the investment securities portfolio.

The investment securities available-for-sale portfolio had net unrealized gains of $25.8 million at September 30, 2004, compared to net unrealized gains of $14.0 million at September 30, 2003, and $23.7 million at December 31, 2003. These unrealized gains are impacted by interest rate conditions.

The investment portfolio had an effective duration of 3.66 years at September 30, 2004, compared to 4.24 years at September 30, 2003, and 4.31 years at December 31, 2003. The average yield on investment securities, on a taxable equivalent basis, was 4.49% for the three months ended September 30, 2004, compared to 4.71% for the three months ended September 30, 2003, and 4.70% for the three months ended December 31, 2003. Average yields on investment securities, on a taxable equivalent basis, were 4.55%, 4.95% and 4.98% for the nine months ended September 30, 2004 and 2003, and for the year ended December 31, 2003, respectively. The decrease from December 31, 2003 to September 30, 2004, was due to maturities or sales of higher coupon bonds coupled with the purchase of shorter duration lower yielding bonds as part of the company's strategy to reduce the maturity of the portfolio.

RESIDENTIAL LOANS HELD FOR SALE

Residential loans held for sale were $22.1 million at September 30, 2004, compared to $16.9 million at September 30, 2003, and $16.3 million at December 31, 2003. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of movement of originations and loan sales to the secondary market. During the three and nine months ended September 30, 2004, residential real estate loan origination activity was down as compared to the three and nine months ended September 30, 2003, primarily due to a reduced level of loan refinancing.

COMMERCIAL AND CONSUMER LOANS

Commercial and consumer loans are the largest classification within the earning assets of Old National representing 55.7% of earning assets at September 30, 2004, an increase from 53.3% at September 30, 2003, and 54.4% at December 31, 2003. At September 30, 2004, commercial and commercial real estate loans were $3.300 billion, a decrease of $216.9 million since September 30, 2003, and a decrease of $167.0 million since December 31, 2003. During the third quarter of 2003, Old National sold $48.2 million of non-performing commercial loans. Weak loan demand in Old National's markets impacted commercial loan growth in 2003 and continues into 2004.

At September 30, 2004, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased to $1.227 billion, an increase of $92.4 million or 8.1% compared to $1.135 billion at September 30, 2003, and an increase of $63.9 million or 7.3% compared to $1.163 billion at December 31, 2003. This growth was primarily the result of enhancements to marketing and customer contact programs.

RESIDENTIAL REAL ESTATE LOANS

Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Old National sells the majority of residential real estate loans it originates as a strategy to better manage interest rate risk and liquidity. These loans are generally sold with loan servicing retained in order to maintain customer relationships and generate noninterest income and fees. By using this strategy, Old National is generally able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National sells the majority of the residential real estate loans without recourse, currently having less than 1% of loans sold with recourse.

At September 30, 2004, residential real estate loans were $554.1 million, a decrease of $380.1 million or 40.7% from September 30, 2003, and $385.3 million or 54.7% from December 31, 2003. The sale of $405.6 million of residential real estate loans during the three months ended June 30, 2004, was the most significant contributor to this decrease. In comparison, Old National's residential real estate loan portfolio was also affected by the sales of $14.5 million of delinquent loans in the second and third quarters of 2003. These sales were to improve credit quality and reduce the level of non-performing loans and are not a part of Old National's ongoing strategy.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY ADMINISTRATION

Old National monitors the quality of its loan portfolio on an ongoing basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the company's highest risk loans is performed quarterly.

Each month, problem loan reports are prepared and reviewed, which include borrowers that show indications of being unable to meet debt obligations in the normal course of business, and loans which have other characteristics deemed by bank management to warrant special attention or have been criticized by regulators in the examination process. Classified loans include non-performing loans, loans past due 90 days or more and other loans deemed to have well-defined weaknesses while criticized loans, also known as special mention loans, are loans that are deemed to have potential weaknesses that deserve management's close attention and require specific quarterly reviews by the bank.

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

Old National analyzes on a semi-annual basis the composition of the loan portfolio to determine if there is any concentration of loans in any single industry exceeding 10% of its portfolio, and has determined that no such concentration exists as of September 30, 2004, as measured by Old National. In addition, Old National has no exposure to foreign borrowers or lesser-developed countries.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

At September 30, 2004, the allowance for loan losses was $96.3 million, an increase of $3.7 million compared to $92.7 million at September 30, 2003, and an increase of $1.1 million compared to $95.2 million at December 31, 2003. As a percentage of total loans, including loans held for sale, the allowance increased to 1.89% at September 30, 2004, from 1.65% at September 30, 2003, and 1.70% from December 31, 2003. The improvement in coverage of total loans at September 30, 2004, is a result of increased provisions during 2003 followed by reductions in total loans during 2004, primarily the sale of $405.6 million of residential real estate loans during the three months ended June 30, 2004.

In keeping with evolving industry practice, during the three months ended September 30, 2004, $8.6 million of the allowance for loan losses account, which represented the amount attributable to the allowance for unfunded loan commitments, was reclassified into a liability account on the balance sheet. The allowance for unfunded loan commitments has been reclassified for quarterly periods beginning September 30, 2003, for consistency in presentation. The balance of the allowance for unfunded loan commitments was insignificant for reclassification prior to September 30, 2003. See Note 6 to the consolidated financial statements for additional details.

For the three months ended September 30, 2004, the provision for loan losses amounted to $7.4 million, a decrease of $20.1 million from the three months ended September 30, 2003. The provision for the nine months ended

September 30, 2004, amounted to $22.4 million compared to $59.0 million for the nine months ended September 30, 2003. The reduced provisions are reflective of a decline in under-performing assets and total criticized and classified loans since September 30, 2003 and December 31, 2003, as further discussed below.

Net charge-offs for the three months ended September 30, 2004, totaled $6.1 million compared to $26.1 million for the three months ended September 30, 2003, which included $12.5 million in write-downs on residential real estate loans and commercial loans sold. Net charge-offs for the nine months ended September 30, 2004, including $1.2 million of write-downs on the residential real estate loans sold, totaled $22.1 million compared to $47.3 million for the nine months ended September 30, 2003, which included $14.7 million in write-downs on residential real estate and commercial loans sold. Net charge-offs to average loans were 0.48% and 0.54% on an annualized basis for the three and nine months ended September 30, 2004, respectively, as compared to 1.85% and 1.11% for the three and nine months ended September 30, 2003.

Under-performing assets totaled $116.6 million at September 30, 2004, a decrease of $14.8 million from September 30, 2003, and slightly lower than the $118.5 million at December 31, 2003. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2004, were 2.28%, a reduction from the September 30, 2003 ratio of 2.34% and an increase from the December 31, 2003 ratio of 2.12%. Nonaccrual loans decreased to $106.0 million at September 30, 2004, compared to $110.2 million at September 30, 2003, and increased slightly from $104.6 million at December 31, 2003.

Changes to separate the loan production functions from the underwriting functions, significant strengthening of the commercial underwriting processes and the elevation of the Credit Policy Committee to a board level committee have all served to continue the emphasis on improving credit quality over the past year. Management believes that it has appropriately identified and reserved for loan losses related to nonaccrual loans at September 30, 2004. Approximately $41.3 million of commercial nonaccrual loans less than thirty days delinquent were contractually performing at September 30, 2004. Management will continue its efforts to reduce the level of non-performing loans and is currently considering additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

The total portfolio of loans identified by Old National as problem credits continues to decline. Total classified and criticized loans were $473.3 million at September 30, 2004, a decrease of $134.8 million from September 30, 2003, and $86.3 million from December 31, 2003. Management believes it has taken a prudent approach to the evaluation of under-performing credits and the loan portfolio in general, both in acknowledging the portfolio's general condition and in establishing the allowance for loan losses.

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

The table below shows the various components of under-performing assets:

                                                                    SEPTEMBER 30,                             DECEMBER 31,
(dollars in thousands)                                       2004                    2003                         2003
---------------------------------------------------     -------------          ----------------             ---------------
Nonaccrual loans                                        $     106,002          $        110,165             $       104,627
Renegotiated loans                                                  -                         -                           -
Past due loans (90 days or more)                                6,722                    11,406                       5,120
Foreclosed properties                                           3,842                     9,809                       8,763
                                                        -------------          ----------------             ---------------
  Total under-performing assets                         $     116,566          $        131,380             $       118,510
                                                        =============          ================             ===============
Classified loans (includes non-performing loans,
 past due 90 days and other problem loans)              $     268,474          $        384,997             $       343,943
Criticized loans                                              204,844                   223,161                     215,700
                                                        -------------          ----------------             ---------------
  Total criticized and classified loans                 $     473,318          $        608,158             $       559,643
                                                        =============          ================             ===============
Asset Quality Ratios: (1)
  Non-performing loans/total loans (1) (2)                       2.08%                     1.97%                       1.87%
  Under-performing assets/total loans and
    foreclosed properties (1)                                    2.28                      2.34                        2.12
  Under-performing assets/total assets                           1.30                      1.38                        1.27
  Allowance for loan losses/under-performing assets             82.63                     70.52                       80.36
                                                        -------------          ----------------             ---------------

(1) Items referring to loans are net of unearned income and include residential loans held for sale.

(2) Non-performing loans include nonaccrual and renegotiated loans.

PREMISES AND EQUIPMENT

Premises and equipment was $212.2 million at September 30, 2004, an increase of $43.4 million or 25.7% since September 30, 2003, and an increase of $30.8 million or 22.7% since December 31, 2003. The increase is primarily due to the construction of Old National's Evansville main banking center and corporate headquarters, which began in April 2002, and has an estimated total project cost of $73.6 million. The building was placed in service on August 11, 2004.

GOODWILL AND OTHER INTANGIBLES

Goodwill was $129.9 million at September 30, 2004, an increase of $0.5 million since September 30, 2003 and an increase of $0.7 million since December 31, 2003. The increase is attributable to adjustments to purchase prices for previous acquisitions in the non-bank segment of the company offset by the removal of goodwill related to the sales of the Greencastle, Indiana insurance operations during the third quarter of 2004 and the Fort Wayne, Indiana trust operations during the fourth quarter of 2003. Other intangible assets related to customer business relationships decreased to $39.5 million at September 30, 2004, from $42.7 million at September 30, 2003, and $41.9 million at December 31, 2003, primarily due to amortization. Old National performs impairment testing of goodwill and other intangibles on an annual basis. As of September 30, 2004 and 2003, there was no impairment.

FUNDING

Total funding, comprised of deposits and wholesale borrowings, was $8.152 billion at September 30, 2004, a decrease of 6.1% from $8.685 billion at September 30, 2003, and a decrease of 5.9% from $8.532 billion at December 31, 2003. Total deposits were $6.408 billion, including $3.702 billion in transaction accounts and $2.706 billion in time deposits at September 30, 2004. Total deposits increased 0.2% or $11.1 million compared to September 30, 2003, and decreased 1.7% or $85.0 million compared to December 31, 2003. Transaction accounts increased 10.9% or $363.1 million compared to September 30, 2003, and 8.3% or $217.0 million compared to December 31, 2003. Time deposits decreased 11.5% or $352.0 million compared to September 30, 2003, and 13.4% or $301.9 million compared to December 31, 2003. Old National experienced growth in demand deposits and other low cost transaction accounts offset by a reduction in time accounts when comparing these time periods due to the lower rate environment and customer preference for transaction accounts. The reduction in time accounts from September 30, 2004, compared to September 30, 2003 and December 31, 2003, was also due to the maturity of a group of higher interest rate certificates of deposits during the first quarter of 2004.

Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At September 30, 2004, wholesale borrowings, including short-term borrowings and other borrowings, decreased 23.8% and 19.3% from September 30, 2003 and December 31, 2003, respectively. Wholesale funding was increased during the first half of 2003 to finance investment portfolio growth, offset a reduction in certificates of deposits, and take advantage of favorable interest rates. During the second half of 2003 and continuing into 2004, wholesale borrowings decreased as the investment portfolio growth slowed. Wholesale borrowings as a percentage of total funding was 21.4% at September 30, 2004, compared to 26.3% at September 30, 2003, and 23.9% at December 31, 2003. The lower level of earning assets, primarily due to a residential real estate loan sale of $405.6 million during second quarter of 2004, reduced the company's reliance on wholesale funding.

Refer to the "Liquidity Management" section of this "Management's Discussion and Analysis" regarding information pertaining to a shelf registration filed during the third quarter of 2004.

CAPITAL RESOURCES AND REGULATORY GUIDELINES

Shareholders' equity totaled $712.3 million at September 30, 2004, a reduction of 1.3% or $9.4 million from September 30, 2003, and a decrease of $3.1 million or 0.6% compared to December 31, 2003. The primary contributors to the decline in shareholders' equity at September 30, 2004, compared to September 30, 2003, were decreased net income for the year ended December 31, 2003, compared to the year ended December 31, 2002, as well as for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, and the absence of stock issuances for acquisitions during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. These factors were offset by changes in the components of comprehensive income during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

As reflected in the Consolidated Statement of Changes in Shareholders' Equity, Old National paid cash dividends of $0.19 and $0.57 per share for the three and nine months ended September 30, 2004, respectively, decreasing equity by $37.8 million, compared to cash dividends of $0.18 and $0.54 per share for the three and nine months ended September 30, 2003, respectively, (restated for the 5% stock dividend distributed on January 27, 2004), which decreased equity by $36.3 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders' equity by $26.2 million during the nine months ended September 30, 2004, and $33.0 million during the nine months ended September 30, 2003. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders' equity by $12.1 million during the nine months ended September 30, 2004, compared to $6.5 million during the nine months ended September 30, 2003.

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National's consolidated capital position remains well above regulatory guidelines as evidenced by the following comparisons of key industry ratios.

                                                         REGULATORY
                                                         GUIDELINES               SEPTEMBER 30,                DECEMBER 31,
                                                           MINIMUM           2004               2003               2003
                                                         ----------         -----              -----           ------------
RISK-BASED CAPITAL:
Tier 1 capital to total avg assets (leverage ratio)         4.00%            7.69%              7.27%              7.34%
Tier 1 capital to risk-adjusted total assets                4.00            11.43              11.07              10.97
Total capital to risk-adjusted total assets                 8.00            15.22              14.74              14.65
Shareholders' equity to assets                               N/A             7.93               7.58               7.64
                                                            ----            -----              -----              -----

On October 28, 2004, the Board of Directors adopted a resolution authorizing management to file an S-3 Registration statement with the Securities and Exchange Commission for the purpose of amending the Old National Bancorp Stock Purchase and Dividend Reinvestment Plan. The plan has two main purposes. First, the plan allows investors and shareholders a convenient, low-cost way to buy shares and reinvest cash dividends in additional shares of Old National common stock. Secondly, the plan gives Old National the ability to raise capital by selling newly issued shares of common stock. A key feature is the ability for Old National to sell newly issued shares at a discount from the market price. Common stock totaling 3.5 million shares can be issued under this plan. Old National anticipates filing the S-3 during November 2004.

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

Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of the company's net interest income and the likely change in the company's market value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates impact the company's net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

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

At September 30, 2004, modeling indicated that Old National was at its policy limit of Net Interest Income at Risk in an up 200 basis points yield curve shock. Estimated Change in Economic Value of Equity, however, in an up 200 basis points yield curve shock is -4.63%, well within the policy limit of -12%. Estimated Change in Economic Value of Equity in a down 200 basis point yield curve shock is - 14.42%, outside of the company's policy guideline of - 12%. The Funds Management Committee has deemed this an acceptable risk given the company's outlook for rising interest rates. The following table shows Old National's market risk in various interest rate scenarios.

INTEREST RATE RISK /STATIC BALANCE SHEET MODEL

                                  ESTIMATED 24- MONTH                                      ESTIMATED CHANGE
                                 CUMULATIVE IMPACT ON                                        IN ECONOMIC
INTEREST RATE                     NET INTEREST INCOME                                      VALUE OF EQUITY
CHANGE                 ----------------------------------------                 -------------------------------------
(basis points)          POLICY                           ACTUAL                   POLICY                      ACTUAL
--------------         --------                          ------                 ---------                     ------
2004
         +200          +/- 5.00%                         -5.03%                 +/- 12.00%                     -4.63%
         +100                                            -2.19                                                 -1.13
          +50                                            -1.01                                                 -0.13
          -50                                             0.40%                                                -1.10%
         -100                                             0.64                                                 -3.56
         -200          +/- 5.00%                         -2.70                  +/- 12.00%                    -14.42
         ----          --------                          -----                  ---------                     ------
2003
         +200          +/- 5.00%                         -5.89%                 +/- 12.00%                     -9.69%
         +100                                            -2.57                                                 -4.02
          +50                                            -1.18                                                 -1.70
          -50                                             1.28%                                                 1.90%
         -100                                             1.18                                                  2.40
         -200          +/- 5.00%                         -0.55                  +/- 12.00%                     -2.43
         ----          --------                          -----                  ---------                     ------

The most significant change in the company's rate risk profile is reflected in the decrease in the company's Estimated Change in Economic Value of Equity resulting from an up 200 basis points yield curve shock. Economic Value of Equity at risk changed from -9.69% in September 2003 to -4.63% in September 2004. The company reduced its long term exposure to rising interest rates by reducing the effective duration of the investment portfolio to 3.66 years at September 30, 2004, compared to 4.24 years at September 30, 2003, by selling $
405.6 million residential mortgages in June 2004, and by executing $365.0 million in forward-starting interest rate swaps that become effective in 6 to 21 months. Old National will pay a fixed rate and receive a floating rate on these derivatives beginning on future dates. These derivatives will serve to fix the interest rates of future debt issuance. The fixed interest rates range from 2.75% to 4.69% and have maturities of 2 to 3 years after the swaps become effective.

Old National uses derivatives, primarily interest rate swaps, to manage interest rate risk in the ordinary course of business. The company's derivatives had a market value of -$2.3 million at September 30, 2004 compared to a market value of $17.7 million at September 30, 2003. The decline in market value is due both to the increase in interest rates during the year and the fact that Old National terminated certain receive fixed rate swaps. As explained above, Old National added forward-starting pay fixed rate swaps in 2004. All of these transactions served to better position the company's balance sheet for rising rates. See Note 16 to the consolidated financial statements of the 2003 annual report for further discussion of derivative financial instruments.

LIQUIDITY MANAGEMENT

The Funds Management Committee of the Board of Directors and the Balance Sheet Management Committee establish liquidity risk guidelines and monitor liquidity risk. The objective of liquidity management is to ensure Old National has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets' funding sources and to address unexpected liquidity requirements.

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. The senior debt ratings of Old National Bancorp and Old National Bank at September 30, 2004, are shown in the following table.

SENIOR DEBT RATINGS

                               STANDARD AND POOR'S           MOODY'S INVESTOR SERVICES                 FITCH, INC.
                          ----------------------------     -----------------------------     -----------------------------
                          LONG-TERM         SHORT-TERM     LONG-TERM          SHORT-TERM     LONG-TERM          SHORT-TERM
                          ---------         ----------     ---------          ----------     ---------          ----------
Old National Bancorp         BBB                N/A           Baa1                N/A           BBB                 F2
Old National Bank            BBB+                A2             A3                P-2           BBB                 F2

N/A = not applicable

All three ratings agencies have issued a stable outlook in conjunction with their ratings as of September 30, 2004.

As of September 30, 2004, Old National Bank had the capacity to borrow $831.7 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at September 30, 2004, Old National had $685 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At September 30, 2004, the parent company's other borrowings outstanding was $265.0 million, compared with $111.6 million at September 30, 2003. This increase in other borrowings was driven by the reclassification of guaranteed preferred beneficial interests in subordinated debentures as described in Note 9 to the consolidated financial statements. Old National Bancorp, the parent company, has no debt scheduled to mature in the next 12-months. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. For further information regarding dividend restrictions, see Note 19 to the consolidated financial statements of the 2003 annual report.

On August 19, 2004, Old National Bancorp filed a Form S-3 for a $750 million global shelf registration with the Securities and Exchange Commission. The shelf, once effective, will permit the issuance of a variety of securities including debt, common and preferred stock, depositary shares, units and warrants of Old National Bancorp. The proceeds of any issuance will be added to the general funds of the Company and may be used for debt reduction or debt refinancing, including the refinancing of our outstanding capital securities, investments in or advances to subsidiaries, repurchase of shares of our common stock or other securities, and other general corporate purposes.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be only reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

                                                                TOTAL NUMBER
                                                                 OF SHARES
                          TOTAL        AVERAGE                  PURCHASED AS              MAXIMUM NUMBER OF
                          NUMBER        PRICE                 PART OF PUBLICLY           SHARES THAT MAY YET
                        OF SHARES     PAID PER                 ANNOUNCED PLANS            BE PURCHASED UNDER
PERIOD                  PURCHASED       SHARE                   OR PROGRAMS             THE PLANS OR PROGRAMS
-------------------     ---------     --------                ----------------          ---------------------
07/01/04 - 07/31/04      253,700         24.16                     253,700                    2,320,191
08/01/04 - 08/31/04      122,400         23.60                     122,400                    2,193,538
09/01/04 - 09/30/04       40,000         24.51                      40,000                    2,153,144
                         -------      --------                     -------                    ---------
 Quarter-to-date         416,100      $  24.03                     416,100                    2,153,144
                         =======      ========                     =======                    =========

NOTE: Old National announced on December 4, 2003, that the board of directors approved the continuation of the company's stock repurchase program up to 5% of the company's outstanding stock for 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

(a) On September 7, 2004, Old National entered into a Severance Agreement and a Change of Control Agreement with its President and Chief Executive Officer, Robert G. Jones. The Severance Agreement is filed as an exhibit to this Form 10-Q, and the Change of Control Agreement is incorporated by reference as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS

      The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

      Exhibit
      Number

      3(i) Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

      3(ii) By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

      4 Instruments defining rights of security holders, including indentures

             Form of Indenture between Old National and Bank One Trust Company, NA, as trustee (incorporated by reference to Exhibit 4.1 to Old National's Registration Statement on Form S-3, Registration No. 333-87573,
             filed with the Securities and Exchange Commission on September 22,
             1999).

      10     Material contracts

         (a) Severance Agreement, between Old National and Robert G. Jones, is filed herewith.*

         (b) Form of Severance Agreement for Thomas F. Clayton, Michael R. Hinton, Daryl D. Moore and John S. Poelker, as amended (incorporated by reference to Exhibit 10(a) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2004).*

         (c) Severance Agreement, between Old National and James A. Risinger (incorporated by reference to Exhibit 10( c) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
             2004).*

         (d) Form of Change of Control Agreement for Thomas F. Clayton, Michael
             R. Hinton, Daryl D. Moore John S. Poelker, and Robert G. Jones, as amended (incorporated by reference to Exhibit 10(b) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*

         (e) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National's Form S-8 filed on July 20, 2001).*

         (f) First Amendment to the Old National Bancorp 1999 Equity Incentive Plan, is filed herewith.*

         (g) Form of "Performance-Based" Restricted Stock Award Agreement between Old National and Robert G. Jones, Thomas F. Clayton, Michael R. Hinton, Daryl Moore, and John S. Poelker, is filed herewith.*

         (h) Form of Executive Stock Option Award Agreement between Old National and Robert G. Jones, Thomas F. Clayton, Michael R. Hinton, Daryl Moore, and John S. Poelker, is filed herewith.*

         (i) Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         (j) Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         (k) Summary of Old National Bancorp's Outside Director Compensation Program (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).*

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

    Date: November 9, 2004