Form 10-K
period 2004-12-31
OLD NATIONAL BANCORP /IN/
filed 2005-03-16
CIK 707179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

             1 MAIN STREET
          EVANSVILLE, INDIANA                                        47708
(Address of principal executive offices)                          (Zip Code)

                                 (812) 464-1294
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act

      Title of Each Class             Name of each exchange on which registered
  COMMON STOCK, NO PAR VALUE                   NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the Registrant's voting common stock held by non-affiliates on June 30, 2004, was $1,611,437,618 (based on the closing price on that date of $23.65, as quoted on the New York Stock Exchange). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2004, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant's trust department in a fiduciary capacity for benefit of its directors and principal executive officers.

The number of shares outstanding of the Registrant's common stock, as of January 31, 2005, was 69,102,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005, is incorporated by reference into Part III of this Form 10-K.

                              OLD NATIONAL BANCORP
                         2004 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

  PART I                                                                                               PAGE
--------                                                                                               ----
Item 1.    Business                                                                                      3

Item 2.    Properties                                                                                   10

Item 3.    Legal Proceedings                                                                            10

Item 4.    Submission of Matters to a Vote of Security Holders                                          10

PART II

Item 5.    Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer            11
           Purchases of Equity Securities

Item 6.    Selected Financial Data                                                                      12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations        13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                   34

Item 8.    Financial Statements and Supplementary Data                                                  37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         74

Item 9A.   Controls and Procedures                                                                      74

Item 9B.   Other Information                                                                            74

PART III

Item 10.   Directors and Executive Officers of the Registrant                                           74

Item 11.   Executive Compensation                                                                       75

Item 12.   Security Ownership of Certain Beneficial Owners and Management                               75

Item 13.   Certain Relationships and Related Transactions                                               75

Item 14.   Principal Accountant Fees and Services                                                       75

PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                   76

SIGNATURES                                                                                              79

                              OLD NATIONAL BANCORP
                         2004 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS

GENERAL

Old National Bancorp ("Old National") is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Old National, through its wholly owned banking subsidiary, provides a wide range of services, including commercial and consumer loan and depository services, lease financing and other traditional banking services. Through its non-bank affiliates, Old National provides services to supplement the banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, insurance and other financial services. As of December 31, 2004, Old National employed 2,743 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, Old National Bancorp's wholly owned banking subsidiary, was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed, in 2001 became a financial holding company and is currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, Old National completed the consolidation of 21 bank charters enabling Old National to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing Old National to provide more convenient service to clients. Over the past several years, Old National has grown to include financial services operations in Indiana, Illinois, Kentucky, Tennessee, Ohio and Missouri.

Old National has identified potential growth areas within its existing franchise focused on community banking and building long-term client relationships. In 2004, Old National identified three strategic initiatives essential to the achievement of the company's earnings and financial performance objectives:

      -     Strengthen Risk Environment

      By the end of 2003, Old National had implemented its new lending structure in which loan approvals require dual signatures from both market originators and independent credit underwriters. This formalized process ensures consistency in underwriting criteria across the organization while maintaining a strong commitment to client needs. Other lending risk management initiatives include intensified workout and restructuring efforts, negotiations to move high-risk credit relationships to other lenders and the sale of pools of problem loans.

      During 2004, Old National created a compliance division, combining the areas of compliance, risk management, vendor risk management, business continuity and corporate security. By the end of 2004, this division created new policies, programs and positions to ensure the appropriate oversight of compliance with applicable laws and regulations and to enhance operational risk management capabilities. In addition, during 2004, Old National fully implemented processes in compliance with Section 404 of the Sarbanes-Oxley Act for management's assessment of the effectiveness of internal control over financial reporting.

      -     Leverage Expense Discipline

      Project "Ascend," the company-wide profit improvement initiative announced in late 2003, is well underway. The initial phases of the project, the idea generation and evaluation phases, were completed during the second quarter of 2004. The project is currently in the implementation phase, with expectations of full implementation by the end of 2005. The idea generation phase was conducted with the assistance of EHS Partners. The project was an intense evaluation of every aspect of operations for expense reductions and revenue growth ideas. The process which was developed for analyzing and justifying initiatives and the disciplined approach used in planning and implementing approved ideas is expected to have a lasting impact on the corporate culture at Old National.

      -     Achieve Consistent Quality Earnings

      A key strategic goal for the company is to eliminate the volatility that has plagued results in recent years and return to consistent quality earnings. During 2000 to 2004, net income was impacted by several unique items such as higher than usual provisions for loan losses; merger and restructuring charges; a litigation reserve; gains on sales of assets, credit card operations and securities; and nonrecurring charges related to "Ascend." Even without those singular events, earnings generated by ongoing operations were erratic. Quality revenue growth is key to this initiative and is expected to be achieved by expanding relationships with retail and commercial clients, maintaining a strong credit culture, leveraging the distinctiveness of Old National's wealth management service, integrating insurance products with relationship-building initiatives and a focus on accountability at the local market level.

OPERATING SEGMENTS

Old National is divided into three operating segments: community banking, non-bank services and treasury. A description of each segment follows.

COMMUNITY BANKING SEGMENT

The community banking segment, operating under the name of Old National Bank, has traditionally been the most significant contributor to Old National, historically representing approximately 80% of consolidated net income. The primary goal of the community banking segment is to provide products and services that address clients' needs and help clients reach their financial goals by providing a broad array of quality services. Old National's financial centers focus on convenience factors such as location, space for private consultations and quick client access to routine transactions.

As of December 31, 2004, Old National Bank operated more than 120 banking financial centers in Indiana, Illinois, Kentucky, and a limited area in Tennessee and in Ohio. The community banking segment primarily consists of lending and depository activities along with merchant cash management, payroll, Internet banking and other services relating to the general banking business. In addition, the community banking segment includes the Indiana Old National Insurance Company ("IONIC") and Central Life Insurance Company, which reinsure credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

Lending Activities

Old National earns interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit and lease financing. Typically, fixed-rate residential real estate loans are sold to secondary investors with servicing rights retained by Old National, with gains or losses from the sales being recognized, while adjustable-rate loans are typically held in the portfolio.

Depository Activities

Old National strives to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates. Old National pays interest on the interest-bearing deposits and receives service fee revenue on various accounts. Deposit accounts include products such as noninterest-bearing demand, NOW, savings and money market, and time deposits. Debit and ATM cards provide access to the clients' accounts 24 hours a day at any ATM location. Old National also provides 24-hour telephone access and online banking as well as other electronic banking services.

NON-BANK SERVICES SEGMENT

The non-bank services segment provides a variety of financial services including investment advisory and wealth management, investment and brokerage services, investment consulting services and insurance agency services. Old National has identified the non-bank services segment as an important component in achieving revenue growth. This is consistent with Old National's transition to stronger client relationships and less dependence on interest rate conditions. These units serve clients of the community banking segment as well as members of the general public.

Wealth Management

Fiduciary and trust services targeted at high net worth individuals are offered through an affiliate trust company under the business name of Old National Trust Company. Signal Capital Management, Inc., an affiliate of Old National Trust Company, provides fee-based asset management and manages mutual funds.

Investment and Brokerage Services

ONB Investment Services, Inc., a registered broker-dealer, operates as a subsidiary of Old National Bank to provide clients with convenient and professional investment services and a variety of brokerage products. This line of business offers a full array of investment options and investment advice to its clients.

Investment Consulting Services

Fund Evaluation Group, LLC, a subsidiary of Old National Bancorp, provides investment consulting services specializing in portfolio structure, investment management research and performance reporting.

Insurance Agency Services

Through its insurance agency subsidiaries, Old National offers full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. These subsidiaries are insurance agencies that offer products that are issued and underwritten by various insurance companies not affiliated with Old National.

TREASURY SEGMENT

Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Treasury also provides capital markets products, including interest rate derivatives, foreign exchange and industrial revenue bond financing for the company's commercial clients.

Additional information about Old National's business segments is included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22 to the consolidated financial statements.

MARKET AREA

Old National provides financial services primarily in Indiana, with limited presence in the northern part of the state, eastern and southeastern Illinois, central and western Kentucky, northern Tennessee, western Ohio and eastern Missouri, supporting both rural and urban communities.

The majority of existing Old National markets can be characterized as low-growth and high-share markets. According to recent U.S. Census Bureau data, the 5-year household growth projection for communities surrounding Old National offices is less than 3%. Deposit market share information provided by FDIC statistics and company information indicates that approximately 66% of existing client households reside in communities in which Old National has 20% or greater deposit market share. In contrast, new expansion markets in Indianapolis, Indiana and Louisville, Kentucky offer exceptional market growth and share increase opportunities with growth rates in excess of 5% and current deposit market share of less than 2%. Median household income in the majority of markets served by Old National averages $42,400, slightly under the 2003 census bureau national median of $43,300. Median household income in targeted counties in the expansion markets of Indianapolis and Louisville exceed national income levels, reporting median household incomes of $49,300 and $46,400, respectively.

Two key growth strategies built around Old National market profiles focus on: 1) increasing client household penetration with additional products and services in low-growth, high-share markets; and 2) further investment into high-growth markets. In 2004, expansion efforts continued with new offices opening in Indianapolis, Indiana, O'Fallon, Illinois and Louisville, Kentucky.

After years of registering flat growth, Ball State University and Indiana University's Kelly School of Business economists project employment will increase 1.5 to 2 percent in 2005 for the state of Indiana, Old National's primary state of operation. In addition, Indiana factory employment levels have stabilized in what has been a challenged manufacturing sector.

The following table reflects Old National's market share for significant markets with the most recent data available.

        OLD NATIONAL DEPOSIT MARKET SHARE AND NUMBER OF BRANCH LOCATIONS
                          DEPOSITS AS OF JUNE 30, 2004

                       NUMBER OF     DEPOSIT MARKET
MARKET LOCATION        BRANCHES        SHARE RANK
---------------        ---------     --------------
Evansville,Indiana         16           1st
Clarksville,Tennessee       5           2nd
Muncie,Indiana              7           3rd
Bloomington,Indiana         5           4th
Terre Haute,Indiana         6           2nd
Danville,Illinois           3           1st

Source: SNL Financial

ACQUISITION AND DIVESTITURE STRATEGY

Since the formation of Old National Bancorp in 1982, Old National has acquired more than 40 financial institutions and financial services companies. In the future, Old National will continue to pursue opportunities to acquire both financial institutions and financial services companies. Acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets within or near Old National's existing franchise with average to above average growth rates.

As with previous acquisitions, the consideration paid by Old National will be in the form of cash, debt or Old National Bancorp stock. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.

Old National plans to divest of selected non-strategic assets to better align its operations with its market and product focus. See Note 23 to the consolidated financial statements for further discussion regarding the expected divestitures identified subsequent to December 31, 2004.

COMPETITION

The banking industry and related financial service providers operate in a highly competitive market. Within its six-state geography, Old National competes with financial services providers such as local, regional and national banking institutions, savings and loan associations, credit unions, finance companies and mortgage banking companies. In addition, Old National's non-bank services segment faces competition with investment brokers, asset managers and advisory services, money market and mutual fund companies and insurance agencies.

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

On July 30, 2002, the Senate and the House of Representatives of the United States ("Congress") enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosures of corporate information. In response, the New York Stock Exchange also adopted new corporate governance rules that are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, Old National's principal executive officer and principal financial officer are required to certify that Old National's quarterly and annual reports do not contain any untrue statements of a material fact. The rules also require that these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Old National's internal controls; they have made certain disclosures to auditors and the Audit Committee of the Board of Directors about internal controls; and they have included information in Old National's quarterly and annual reports about their evaluation and whether there have been significant changes in Old National's internal controls or in other factors that could significantly affect internal controls subject to the evaluation. Old National filed the Section 302(a) certifications with the SEC and the Listed Company Manual Section 303A.12(a) CEO certification with the New York Stock Exchange for the prior year.

On January 27, 2005, the Board of Directors approved amendments to the Corporate Governance and Nominating Committee Charter, the Audit Committee Charter, the Compensation Committee Charter, and the Code of Business Conduct and Ethics, including changing the name of the Compensation Committee to the Compensation and Management Development Committee. In addition, all associates are now required annually to sign a written acknowledgement of the Code of Business Conduct and Ethics as a basis of continued employment. The Senior Financial and Executive Officer Code of Ethics remained intact as previously approved on January 23, 2003. These corporate governance documents, and any future amendments, will be available for review under the Corporate Governance link on Old National's website at www.oldnational.com.

Effective August 14, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 the Company is required to include an internal control report of management in its Annual Report on Form 10-K beginning with its first fiscal year ending after June 15, 2004. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, (iii) management's assessment of the effectiveness of internal control over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting. Refer to Item 8 for Management's Report on Internal Control over Financial Reporting.

Effective October 28, 2004, the Board of Governors of the Federal Reserve System ("Board") adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act ("Check 21 Act"). The Check 21 Act was enacted on October 28, 2003, and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Board's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments to Regulation CC also clarify some existing provisions of the rule and commentary. Old National is in compliance with the Check 21 Act.

On October 26, 2001, the USA Patriot Act of 2001 was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence community's ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports by non-financial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National's affiliate bank met all risk-based capital requirements of the FDIC and OCC as of December 31, 2004. For Old National's regulatory capital ratios and regulatory requirements as of December 31, 2004, see Note 20 to the consolidated financial statements.

Old National's affiliate bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC.

A substantial portion of Old National's cash revenue is derived from dividends paid to it by its affiliate bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 20 to the consolidated financial statements.

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

Additional legislative and administrative actions affecting the banking industry may be considered by Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Old National and its affiliate bank in particular would be affected.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate." Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National's future performance include, but are not limited to: (1) economic, market, operational, liquidity, credit and interest rate risks associated with Old National's business; (2) economic conditions generally and in the financial services industry; (3) increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration; (4) volatility and direction of market interest rates; (5) governmental legislation and regulation (see the discussion under the heading "Supervision and Regulation" above), including changes in accounting regulation or standards; (6) the ability of Old National to execute its business plan and execute the "Ascend" project initiatives; (7) a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; (8) changes in the securities markets; and (9) changes in fiscal, monetary and tax policies. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.

AVAILABLE INFORMATION

All reports filed electronically by Old National Bancorp with the Securities and Exchange Commission ("SEC"), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost on Old National's web site at www.oldnational.com. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and Old National's filings are accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

The principal executive offices of Old National and its community banking, non-banking services and treasury segments are currently located in the newly constructed Evansville main financial center and corporate headquarters located at 1 Main Street, Evansville, Indiana. The building is owned by Old National Bank and is free from any encumbrances.

Old National's affiliate bank and subsidiaries conduct business primarily from facilities Old National owns. Of the over 130 banking and financial services centers operated by Old National in Indiana, Illinois, Kentucky, Tennessee, Ohio and Missouri, 43 are leased from non-affiliated third parties and the remainder are owned by Old National and are free from mortgages and major encumbrances.

ITEM 3. LEGAL PROCEEDINGS

Old National has no material pending legal proceedings required to be disclosed under Item 3. See Note 18 to the consolidated financial statements for further discussion of Old National's legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National's common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol ONB. The following table lists the NYSE price quotes, share volume and dividend data for 2004 and 2003.

                       PRICE PER SHARE
                   ----------------------      SHARE        DIVIDEND
                      HIGH         LOW        VOLUME        DECLARED
                   ---------    ---------    ---------     ---------

2004
First Quarter      $   21.79    $   20.02    6,498,660     $    0.18
Second Quarter         24.33        20.89    8,714,895          0.18
Third Quarter          24.56        22.05    6,276,795          0.18
Fourth Quarter         25.41        22.90    5,702,865          0.18
                   ---------    ---------    ---------     ---------
2003
First Quarter      $   21.63    $   19.22    3,929,420     $    0.17
Second Quarter         21.59        19.54    4,476,150          0.17
Third Quarter          21.73        20.28    3,974,513          0.17
Fourth Quarter         21.09        19.63    4,055,988          0.18
                   ---------    ---------    ---------     ---------

Data adjusted for all stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005.

In December 2004, a 5% stock dividend was declared to shareholders of record on January 5, 2005. There were 26,639 shareholders of record as of December 31, 2004. Also, Old National declared $0.72 per share in dividends during the year ended December 31, 2004, and $0.69 per share in dividends for the year ended December 31, 2003. Old National's ability to pay cash dividends primarily depends on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 20 to the consolidated financial statements for additional information.

In December 2003, the Board of Directors approved the repurchase of a maximum of 5% of outstanding stock during the calendar year 2004. Old National announced on December 9, 2004, that the Board of Directors approved the continuation of the stock repurchase program up to 5% of outstanding stock for 2005. The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2004.

                                            TOTAL NUMBER
                                                OF
                                              SHARES
                                             PURCHASED
                       TOTAL     AVERAGE        AS            MAXIMUM NUMBER OF
                       NUMBER     PRICE    PART OF PUBLICLY  SHARES THAT MAY YET
                     OF SHARES  PAID PER   ANNOUNCED PLANS    BE PURCHASED UNDER
     PERIOD          PURCHASED    SHARE      OR PROGRAMS     THE PLANS OR PROGRAMS
     ------          ---------  ---------  ----------------  ---------------------
10/01/04 - 10/31/04   124,950   $   23.19       124,950           2,143,552
11/01/04 - 11/30/04    34,545       23.75        34,545           2,107,542
12/01/04 - 12/31/04   113,190       24.51       113,190           1,989,549
                     --------   ---------       -------           ---------
  Total               272,685   $   23.81       272,685           1,989,549
                     ========   =========       =======           =========

Data adjusted for all stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                                        FIVE-YEAR
(dollars in thousands                                                                                                     GROWTH
 except per share data)                  2004        2003         2002         2001           2000            1999         RATE
-----------------------------------  ----------   ----------   ----------   -----------    -----------    ----------    ---------
RESULTS OF OPERATIONS

Net interest income (1)              $  274,702   $  297,130   $  314,606   $   312,620    $   289,510    $  299,165      (1.7)%
Fee and service charge income           179,227      168,593      129,580       108,197        101,832        80,513      17.4
Net securities gains (losses)             2,936       23,556       12,444         4,770           (119)        2,637       N/M
Gain on branch divestitures                   -            -       12,473             -              -             -       N/M
                                     ----------   ----------   ----------   -----------    -----------    ----------    ------
  Total revenue (1)                  $  456,865      489,279      469,103       425,587        391,223       382,315       3.6
                                     ----------   ----------   ----------   -----------    -----------    ----------    ------
Provision for loan losses                22,400       85,000       33,500        28,700         29,803        14,798       8.6
Salaries and
 other operating expenses               335,927      299,716      257,845       245,109        228,034       223,897       8.5
Merger and restructuring costs                -            -            -         9,703         37,503             -       N/M
Income taxes (1)                         30,967       34,150       59,826        49,031         34,187        50,363      (9.3)
                                     ----------   ----------   ----------   -----------    -----------    ----------    ------
  Income from
   continuing operations                 67,571       70,413      117,932        93,044         61,696        93,257      (6.2)
Discontinued operations (after-tax)           -            -            -             -              -         4,101       N/M
                                     ----------   ----------   ----------   -----------    -----------    ----------    ------
  Net Income                         $   67,571   $   70,413   $  117,932   $    93,044    $    61,696    $   97,358      (7.0)%
                                     ==========   ==========   ==========   ===========    ===========    ==========    ======
PER SHARE DATA (2)
Net income (diluted)                 $     0.97   $     1.00   $     1.67   $      1.29    $      0.85    $     1.30      (5.7)%
Cash dividends paid                        0.72         0.69         0.63          0.56           0.53          0.49       8.0
Book value at year-end                    10.15        10.24        10.52          9.03           8.55          8.10       4.6
Stock price at year-end                   24.63        20.72        20.99         20.77          23.46         24.21       0.3
BALANCE SHEET DATA
 (AT DECEMBER 31)
Total assets                         $8,898,304   $9,363,232   $9,612,556   $ 9,080,473    $ 8,767,748    $8,086,012       1.9%
Loans (3)                             4,987,326    5,586,455    5,769,635     6,132,854      6,348,313     5,714,688      (2.7)
Deposits                              6,414,263    6,493,092    6,439,280     6,616,440      6,583,906     5,962,069       1.5
Other borrowings                      1,312,661    1,624,092    1,234,014     1,083,046        863,165       768,055      11.3
Shareholders' equity                    703,208      715,490      740,710       639,235        626,341       584,995       3.7
PERFORMANCE RATIOS
Return on average assets                   0.74%        0.74%        1.27%         1.05%          0.73%         1.25%
Return on average
 shareholders' equity                      9.51         9.48        17.05         14.45          10.55         15.82
Dividend payout                           74.40        68.69        37.25         43.13          62.84         36.52
Average equity to average assets           7.79         7.78         7.47          7.27           6.92          7.90
Net interest margin (1)                    3.31         3.37         3.65          3.77           3.65          4.09
Efficiency ratio
 (noninterest expense/revenue)(1)         73.53        61.26        54.97         59.87          67.87         58.56
Net charge-offs
 to average loans (3)                      0.61         1.21         0.34          0.45           0.39          0.17
Allowance for loan losses to
 ending loans (3)                          1.72         1.70         1.52          1.21           1.16          1.15
OTHER DATA
Number of full-time
 equivalent employees                     2,743        3,019
Number of shareholders                   26,639       25,459
Number of shares traded
 (in thousands) (2)                      27,193       16,436
                                     ----------   ----------

(1) Includes the effect of taxable equivalent adjustments of $23.9 million for 2004, $25.1 million for 2003, $25.2 million for 2002, $21.3 million for 2001, $19.6 million for 2000, and $17.9 million for 1999, using the federal statutory tax rate in effect of 35% for all periods.

(2) All share and per share data have been adjusted for stock dividends and stock splits, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005. Diluted data assumes the conversion of stock options, restricted stock and subordinated debentures.

(3)   Includes residential loans held for sale.

N/M = Not meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for 2004 decreased compared to previous years, impacted primarily by nonrecurring charges related to "Ascend", decreased net securities gains and reduced mortgage banking revenue. Weak loan demand in the markets served by Old National as well as low interest rates continue to negatively affect the net interest margin. Positive factors during 2004 included reduced provisions for loan losses, increased insurance premiums and commissions, and increased service charge income. In addition, 2003 included a $10.0 million reserve for the settlement of pending litigation.

Old National's financial condition at December 31, 2004, reflected significant reductions in loans, time deposits and borrowed funds. The reduction in loans was primarily the result of two loan sales occurring during the year as well as soft loan demand. Management uses various indicators such as return on assets, return on equity and asset quality ratios to evaluate the performance of the business. These are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL BASIS

The following discussion is an analysis of Old National's results of operations for the years ended December 31, 2002 through 2004, and financial condition as of December 31, 2004 and 2003. This discussion and analysis should be read in conjunction with Old National's consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National's business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management's current expectations and the related forward-looking statements. See Item 1, "Business" for further information regarding forward-looking statements.

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

- ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management's best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

      Management follows the progress of the economy and how it might affect Old National's borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews conducted at the community bank locations as well as regular reviews of problem loan reports, delinquencies and charge-offs.

      Old National uses migration analysis as a tool to determine the adequacy of the allowance for loan losses for non-retail loans that are not impaired. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination. The migration-derived historical commercial loan loss rates are applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis.

      Old National calculates migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The amounts determined by migration analysis are adjusted for management's best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans.

      Management's analysis of probable losses inherent in the portfolio at December 31, 2004, resulted in a range for allowance for loan losses of $7.2 million with the potential effect to net income ranging from a decrease of $2.6 million to an increase of $2.1 million. These sensitivities are hypothetical and are not intended to represent actual results.

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

      Critical assumptions used in determining fair value include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in expected mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Fair values are derived by using a statistical modeling technique utilizing third-party market-based prepayment rate assumptions. Negative adjustments to the value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable.

      The decrease in fair value of mortgage servicing rights at December 31, 2004, to immediate 10% and 20% adverse changes in the current prepayment assumptions would be approximately $0.9 million and $1.7 million, respectively. A 10% and 20% adverse change in the discount rate assumption would decrease the fair value of mortgage servicing rights at December 31, 2004, by $0.5 million and $0.9 million, respectively. These sensitivities are hypothetical and are not intended to represent actual results. Also, in reality, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

- GOODWILL AND INTANGIBLES. For acquisitions, Old National is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective. Under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited.

      The determination of fair values is based on internal valuations using management's assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangibles and could result in impairment losses affecting the financials of the company as a whole and the individual lines of business in which the goodwill or intangibles reside.

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

In this regard, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Regulation G, Old National has provided reconciliations, as necessary, of the non-GAAP financial measure to the most directly comparable GAAP financial measure. See the "Earnings Summary" of this "Management's Discussion and Analysis" for non-GAAP financial measures.

ACQUISITION, CONSOLIDATION AND DIVESTITURE ACTIVITY

During 2003, Old National acquired three insurance agency operations, which enhanced the growth of the non-bank services segment. See Note 2 to the consolidated financial statements for more details.

Subsequent to December 31, 2004, Old National committed to a plan to sell selected non-strategic assets to better align its operations with its market and product focus. See Note 23 to the consolidated financial statements for further discussion regarding the expected divestitures identified subsequent to December 31, 2004.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

In 2004, Old National generated $67.6 million of net income and $0.97 net income per share compared to $70.4 million and $1.00, respectively in 2003. Old National's return on average assets ("ROA") was 0.74% and return on average shareholders' equity ("ROE") was 9.51% for the year, which was comparable to the 2003 ratios of 0.74% and 9.48%, respectively. Excluding the nonrecurring implementation charges related to "Ascend" of $17.5 million after-tax, Old National's return on average assets and return on average shareholders' equity for the year ended December 31, 2004, was 0.93% and 11.97%, respectively, as reconciled in Table 1 and compared to the year ended December 31, 2003.

ROA/ROE (TABLE 1)

                                             ROA    ROE
                                            ----    ----
As reported December 31, 2004               0.74%   9.51%
Effect of "Ascend" implementation charges   0.19    2.46
                                            ----   -----
Excluding "Ascend" implementation charges   0.93%  11.97%
                                            ====   =====

As reported December 31, 2003               0.74%   9.48%
                                            ====   =====

Lower interest rates, as well as the sale of $405.6 million of residential real estate loans during the second quarter of 2004, weak commercial loan demand, and the reduction of the average investment portfolio contributed to a decline of $22.4 million in net interest income for 2004 compared to 2003.

Noninterest income decreased $10.0 million in 2004, the result of reduced net securities gains and decreased mortgage revenue, offset primarily by increased insurance premiums and commissions and service charge income. Increased mortgage loan rates above the record low rates of 2003 hindered mortgage originations for 2004 compared to 2003. Details are discussed further in the "Noninterest Income" section of this "Management's Discussion and Analysis."

Noninterest expense increased as a result of the nonrecurring pre-tax charges related to "Ascend" of $25.5 million, or $17.5 million after tax, as well as increased severance benefits related to reorganization of management and increased occupancy expense due to the new Evansville main financial center and corporate headquarters. Also, in 2003 a charge of $10.0 million pre-tax, or $6.7 million after-tax was recorded to establish a reserve related to litigation settlements. The details of these expenses are discussed further in the "Noninterest Expense" section of this "Management's Discussion and Analysis". Also, see additional information on "Ascend" and details regarding the new Evansville main financial center and corporate headquarters below.

The most significant positive impact on December 31, 2004 earnings was the decrease in the provision for loan losses of $62.6 million, largely a result of the reduction of nonperforming loans and charge-offs and reflective of enhanced credit administration and underwriting functions during 2004.

The company-wide program, "Ascend," was announced in late 2003. The initial phase of the project was conducted with the assistance of EHS Partners and was an intense evaluation of every aspect of operations for expense reductions and revenue growth ideas. At December 31, 2004, "Ascend" was in the implementation phase. Ideas representing approximately $36.6 million of the targeted earnings were complete, $27.8 million were on time, $3.1 million were late, $4.8 million were at risk of completion, $4.7 million were withdrawn and an additional $3.5 million of new ideas had been identified. Initiatives arising from the project are expected to be fully implemented by the end of 2005, with full realization of benefits by 2006.

In 2001, the Board of Directors approved construction of a new Evansville main financial center and corporate headquarters to be completed prior to expiration of the operating leases on the buildings then occupied. Prior to this decision, the Board of Directors evaluated renewal options for the leases on the then-occupied buildings including capital investments that would be required for improvements to the leased facilities. It was determined that the costs associated with continuing the leases and making the required capital investments would be relatively comparable to constructing a new building. The new Evansville main financial center and corporate headquarters was placed into service on August 11, 2004. At December 31, 2004, the total project cost was $73.7 million including building components of $58.4 million, furniture, fixtures and equipment of $7.3 million, land of $4.9 million and capitalized interest of $3.1 million.

BUSINESS LINE RESULTS

Old National is managed in three primary business segments. Table 2 summarizes Old National's business line results for the years ended December 31.

BUSINESS LINE RESULTS (TABLE 2)

(dollars in thousands)        2004       2003      2002
--------------------------   -------   -------  ---------
Community banking           $ 56,584   $50,043  $  90,336
Non-bank services              2,882     4,628      1,222
Treasury                       8,105    22,476     18,092
Other                              -    (6,734)     8,282
                            --------   -------  ---------
   Consolidated net income  $ 67,571   $70,413  $ 117,932
                            ========   =======  =========

The 2004 community banking segment profit increased $6.5 million from 2003. The most significant impact on the community banking segment profit was the decrease of $62.8 million in the provision for loan losses, which is reflective of enhanced credit administration and underwriting functions during 2004, as well as a decline in the loan portfolio. This decline in the provision was offset by decreased noninterest income of $8.0 million, decreased net interest income of $5.1 million and increased noninterest expense of $41.1 million. Noninterest income was affected primarily by the decline in mortgage banking activity during the current year. The decline in net interest income was reflective of a decrease in average earning assets as well as an increase in the cost of funding. The most significant contributors to the increase in noninterest expense in 2004 were the nonrecurring charges related to "Ascend," severance benefits related to reorganization of management and professional fees related to compliance with banking regulations and the first year implementation of
Section 404 of the Sarbanes-Oxley Act.

The 2004 non-bank services segment profit decreased $1.7 million from 2003 which is reflective of an increase in noninterest income of $17.6 million that was offset by an increase in noninterest expense of $20.6 million. The growth in noninterest income was primarily due to the insurance acquisitions made during 2003. The increase in noninterest expense can be partially attributed to these acquisitions and partially to the allocation of the "Ascend" charges. The treasury segment profit showed a decline of $14.4 million in 2004 as compared to 2003, primarily as a result of the net securities gains decrease of $20.6 million in 2004 compared to 2003.

The "Other" segment profit included gains or charges which management chose not to allocate to the various segments. "Other" for 2003 included expenses to record the litigation reserve of $10.0 million, or $6.7 million after tax.

NET INTEREST INCOME

Net interest income was the most significant component of Old National's earnings, comprising over 57% of 2004 revenues. Net interest income and net interest margin in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $23.9 million for 2004 and $25.1 million for 2003.

Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets and funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National's ability to optimize its mix of assets and funding and its net interest income and margin.

Taxable equivalent net interest income was $274.7 million in 2004, a 7.5% decrease from the $297.1 million reported in 2003. The net interest margin was 3.31% for 2004, compared to 3.37% reported for 2003. The reduction in net interest income was a result of the increase in the cost of funding without offsetting increases in earning asset yields. Average earning assets declined by $516.2 million, which consisted of decreased investment securities of $274.3 million and decreased loans of $310.7 million, net of increased money market investments of $68.8 million. The yield on average earning assets declined 30 basis points from 5.62% to 5.32%. Average interest-bearing liabilities declined by $441.3 million or 5.6%, which included decreased borrowings of $400.1 million and decreased interest-bearing deposits of $41.2 million. The cost of interest-bearing liabilities declined 27 basis points from 2.49% to 2.22%. Noninterest-bearing deposits provided $50.3 million in funding.

The continued decline in interest rates during 2003 and early 2004 had a notable effect on the volume, mix and yield of average earning assets. The target Federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, began to rise in June 2004 from 1.00% to 2.25% by December 2004. Market-driven interest rates, as evidenced by the five-year United States Treasury Note weekly yield, increased slowly but not significantly during 2004 from 3.05% in January to 3.61% in December.

Significantly affecting average earning assets during 2004 was the sale of $405.6 million of residential real estate loans at the end of the second quarter of 2004. In addition, commercial and commercial real estate loans continued to decline during 2004 as a result of continued weak loan demand in Old National's markets, more stringent loan underwriting standards, and the sale of $43.1 million in nonaccrual commercial and commercial real estate loans during the fourth quarter of 2004. During 2004, the company continued its strategy to reduce its investment portfolio assets because of the narrow spreads available on those assets in the current rate environment. However, at the end of 2004, the investment portfolio increased slightly as a short-term investment of funds from the fourth-quarter loan sale.

Table 3 presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31. Table 4 shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (TABLE 3)

                                               2004                           2003                              2002
                                ------------------------------    ----------------------------    -------------------------------
(taxable equivalent basis,       AVERAGE      INTEREST   YIELD/     AVERAGE   INTEREST   YIELD/    AVERAGE      INTEREST   YIELD/
dollars in thousands)            BALANCE       & FEES     RATE      BALANCE    & FEES     RATE      BALANCE      & FEES     RATE
-------------------------       ----------    --------   -----    ----------  --------   -----    ---------     --------  ------
EARNING ASSETS
Money market investments        $   95,094    $  1,318    1.39%   $   26,284  $    314    1.19%   $   25,841     $    383   1.48%
Investment securities: (5)
   U.S. Treasury and
   Government agencies (1)       2,062,855      79,777    3.87     2,338,860    94,475    4.04     1,934,693      100,076   5.17
   States and political
   subdivisions (4)                638,413      44,164    6.92       667,498    46,856    7.02       656,085       46,777   7.13
   Other securities                153,329       6,355    4.14       122,507     5,956    4.86       120,467        7,135   5.92
                                ----------    --------    ----    ----------  --------    ----    ----------     --------   ----
   Total investment securities   2,854,597     130,296    4.56     3,128,865   147,287    4.71     2,711,245      153,988   5.68
                                ----------    --------    ----    ----------  --------    ----    ----------     --------   ----
Loans: (2)
   Commercial (4)                1,611,132      87,191    5.41     1,686,664    94,706    5.61     1,690,377      111,201   6.58
   Commercial real estate        1,767,528     100,674    5.70     1,866,105   109,475    5.87     1,844,492      127,877   6.93
   Residential real estate (3)     765,537      42,896    5.60     1,003,098    63,947    6.37     1,286,664       94,135   7.32
   Consumer, net of
   unearned income               1,196,490      78,718    6.58     1,095,567    79,142    7.22     1,056,730       84,976   8.04
                                ----------    --------    ----    ----------  --------    ----    ----------     --------   ----
   Total loans (3)               5,340,687     309,479    5.79     5,651,434   347,270    6.14     5,878,263      418,189   7.11
                                ----------    --------    ----    ----------  --------    ----    ----------     --------   ----
   Total earning assets          8,290,378    $441,093    5.32%    8,806,583  $494,871    5.62%    8,615,349     $572,560   6.65%
                                              ========    ====                ========    ====                   ========   ====
Less: Allowance for
 loan losses                       (97,779)                          (89,127)                        (81,365)
NON-EARNING ASSETS
Cash and due from banks            191,494                           178,189                         186,534
Other assets                       739,403                           660,360                         543,421
                                ----------                        ----------                      ----------
   Total assets                 $9,123,496                        $9,556,005                      $9,263,939
                                ==========                        ==========                      ==========
INTEREST-BEARING LIABILITIES
NOW deposits                    $1,735,613    $ 16,306    0.94%   $1,504,662  $ 13,550    0.90%   $1,215,858     $ 15,033   1.24%
Savings deposits                   471,339       2,226    0.47       479,328     3,511    0.73       462,633        5,454   1.18
Money market deposits              586,957       6,428    1.10       612,044     5,729    0.94       644,037       10,003   1.55
Time deposits                    2,822,872      86,311    3.06     3,061,922   115,881    3.78     3,468,623      156,070   4.50
                                ----------    --------    ----    ----------  --------    ----    ----------     --------   ----
   Total interest-bearing
   deposits                      5,616,781     111,271    1.98     5,657,956   138,671    2.45     5,791,151      186,560   3.22
Short-term borrowings              406,121       3,890    0.96       687,588     7,258    1.06       688,958       10,971   1.59
Other borrowings                 1,471,621      51,230    3.48     1,590,262    51,812    3.26     1,283,225       60,423   4.71
                                ----------    --------    ----    ----------  --------    ----    ----------     --------   ----
   Total interest-bearing
   liabilities                   7,494,523    $166,391    2.22%    7,935,806  $197,741    2.49%    7,763,334     $257,954   3.32%
                                              ========    ====                ========    ====                   ========   ====
NONINTEREST-BEARING
LIABILITIES
Demand deposits                    803,074                           752,788                         712,308
Other liabilities                  115,475                           124,327                          96,601
Shareholders' equity               710,424                           743,084                         691,696
                                ----------                        ----------                      ----------
   Total liabilities and
   shareholders' equity         $9,123,496                        $9,556,005                      $9,263,939
                                ==========                        ==========                      ==========
INTEREST MARGIN RECAP
Interest income/average
earning assets                                $441,093    5.32%               $494,871    5.62%                  $572,560   6.65%
Interest expense/average
earning assets                                 166,391    2.01                 197,741    2.25                    257,954   3.00
                                              --------    ----                --------    ----                   --------   ----
   Net interest income
   and margin                                 $274,702    3.31%               $297,130    3.37%                  $314,606   3.65%
                                              ========    ====                ========    ====                   ========   ====

(1)   Includes Government agency mortgage-backed securities.

(2) Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received. Includes loan fees of $7.1 million in 2004, $8.9 million in 2003 and $12.2 million in 2002.

(3)   Includes residential loans held for sale.

(4) Interest on states and political subdivisions investment securities and commercial loans includes the effect of taxable equivalent adjustments of $15.1 million and $8.8 million, respectively, in 2004; $15.9 million and $9.2 million, respectively, in 2003; and $16.0 million and $9.2 million, respectively, in 2002; using the federal statutory tax rate in effect of 35% for all periods.

(5) Yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

NET INTEREST INCOME - RATE/VOLUME ANALYSIS (TABLE 4)

                                                 2004 VS. 2003                                    2003 VS. 2002
                                      -------------------------------------            ------------------------------------
(taxable equivalent basis,                                   ATTRIBUTED TO                                  ATTRIBUTED TO
                                       TOTAL           ---------------------            TOTAL            ------------------
 dollars in thousands)                 CHANGE           VOLUME         RATE             CHANGE           VOLUME       RATE
--------------------------            --------         --------      -------           --------          -------    --------
INTEREST INCOME
Money market investments              $  1,004         $    887      $   117           $    (69)         $     6    $    (75)
Investment securities (1)              (16,991)         (12,715)      (4,276)            (6,701)          21,689     (28,390)
Loans (1)                              (37,791)         (18,551)     (19,240)           (70,919)         (15,038)    (55,881)
                                      --------         --------      -------           --------          -------    --------
   Total interest income               (53,778)         (30,379)     (23,399)           (77,689)           6,657     (84,346)
                                      --------         --------      -------           --------          -------    --------
INTEREST EXPENSE
NOW deposits                             2,756            2,124          632             (1,483)           3,086      (4,569)
Savings deposits                        (1,285)             (48)      (1,237)            (1,943)             160      (2,103)
Money market deposits                      699             (254)         953             (4,274)            (398)     (3,876)
Time deposits                          (29,570)          (8,179)     (21,391)           (40,189)         (16,846)    (23,343)
Short-term borrowings                   (3,368)          (2,834)        (534)            (3,713)             (18)     (3,695)
Other borrowings                          (582)          (3,997)       3,415             (8,611)          12,231     (20,842)
                                      --------         --------      -------           --------          -------    --------
   Total interest expense              (31,350)         (13,188)     (18,162)           (60,213)          (1,785)    (58,428)
                                      --------         --------      -------           --------          -------    --------
   Net interest income                $(22,428)        $(17,191)     $(5,237)          $(17,476)         $ 8,442    $(25,918)
                                      ========         ========      =======           ========          =======    ========

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1) Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $15.1 million and $8.8 million, respectively, in 2004; $15.9 million and $9.2 million, respectively, in 2003; and $16.0 million and $9.2 million, respectively, in 2002; using the federal statutory tax rate in effect of 35% for all periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $22.4 million in 2004, a significant reduction from the $85.0 million recorded in 2003, which can be primarily attributed to enhanced credit administration and underwriting functions during 2004. Refer to "Allowance for Loan Losses and Asset Quality " section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.

NONINTEREST INCOME

Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained steady as a percentage of total revenue at 39.9% in 2004 compared to 39.3% in 2003.

Noninterest income for 2004 was $182.2 million, a decrease of $10.0 million, or 5.2% compared to $192.1 million reported for 2003, impacted most significantly by a $20.6 million reduction of net securities gains and a $10.7 million decrease in mortgage revenue. In 2004, Old National realized $2.9 million of gains on the sales of investment securities in comparison to $23.6 million for 2003. Investment securities transactions are considered part of the continuing management of the balance sheet to address interest rate and yield curve shifts.

The decrease in mortgage banking revenue was primarily attributable to the reduction in mortgage origination activity during 2004. Residential real estate loan originations for 2004 were $0.587 billion compared to the record level of $1.316 billion for 2003, with high levels of refinancing activity during 2003 being driven by unusually low interest rates. During 2004, net recoveries to the mortgage servicing rights valuation allowance of $1.1 million and a net gain of $2.7 million from the sale of $405.6 million of residential real estate loans in the second quarter of 2004, partially offset reductions in income attributable to decreased mortgage origination activity.

These decreases were partially offset by net increases of $21.3 million in fee and service charge income, excluding mortgage revenue. Most of the growth occurred in insurance premiums and commissions which increased by $14.0 million or 35.6%, reflective of a full year's results for the insurance agencies acquired during 2003. Also deposit-related fees and service charges were $48.5 million in 2004, compared to $44.9 million for 2003, an increase of $3.6 million, or 8.1%. The generation of increased revenue was primarily attributable to processing changes and ideas developed through the "Ascend" process.

Table 5 presents changes in the components of noninterest income for the years ended December 31.

NONINTEREST INCOME (TABLE 5)

                                                                                 % CHANGE FROM
                                                                                   PRIOR YEAR
                                                                                   ----------
(dollars in thousands)                       2004        2003        2002        2004      2003
----------------------                       ----        ----        ----        ----      ----
Wealth management fees                     $ 19,897    $ 19,945    $ 19,209     (0.2) %       3.8 %
Investment consulting fees                   11,542      10,525       5,178      9.7        103.3
Service charges on deposit accounts          48,466      44,855      41,988      8.1          6.8
ATM and debit card fees                       8,852       7,474       6,876     18.4          8.7
Mortgage banking revenue                      8,491      19,144      14,496    (55.6)        32.1
Insurance premiums and commissions           53,175      39,225      16,686     35.6        135.1
Investment product fees                      12,025      10,567       8,983     13.8         17.6
Bank-owned life insurance                     7,477       6,922       7,944      8.0        (12.9)
Other income                                  9,302       9,936       8,220     (6.4)        20.9
                                           --------    --------    --------     ----      -------
 Total fee and service charge income        179,227     168,593     129,580      6.3         30.1
Net securities gains                          2,936      23,556      12,444      N/M          N/M
Gain on branch divestitures                       -           -      12,473      N/M          N/M
                                           --------    --------    --------     ----      -------
 Total noninterest income                  $182,163    $192,149    $154,497     (5.2) %      24.4 %
                                           ========    ========    ========     ====      =======
Noninterest income to total revenue (1)        39.9 %      39.3 %      32.9 %

(1) Total revenue includes the effect of a taxable equivalent adjustment of $23.9 million in 2004, $25.1 million in 2003 and $25.2 million in 2002.

N/M = Not meaningful

NONINTEREST EXPENSE

Noninterest expense for 2004 totaled $335.9 million, an increase of $36.2 million, or 12.1% over the $299.7 million recorded in 2003. Old National strives to improve its efficiency through cost control efforts and technology advancements while still providing quality client service. Driven by an increase in nonrecurring expenses related to the "Ascend" project, as well as severance benefits resulting from management reorganization, the efficiency ratio increased to its highest level in the past six years of 73.53% in 2004 from 61.26% in 2003.

The "Ascend" project, as discussed in Item 1, "Business," was designed to be an intense evaluation of every aspect of operations for expense reductions and revenue growth ideas. As a result of this program, Old National expects to have significant improvements in efficiency by the end of the implementation phase in 2005. Nonrecurring expenses related to "Ascend" are summarized in Table 6.

"ASCEND" (TABLE 6)

(dollars in thousands)                 2004
----------------------                 ----
Professional fees                    $14,790
Salaries and employee benefits         9,427
Other                                  1,258
                                     -------
  Total "Ascend" expenses            $25,475
                                     =======

Salaries and benefits, the largest component of noninterest expense, totaled $192.7 million in 2004, compared to $169.0 million in 2003, an increase of $23.7 million, or 14.0%. This increase is primarily attributable to severance and related benefits expense of $14.2 million recorded during 2004, including expenses related to several members of management and senior executives leaving the company during the year as well as terminations related to "Ascend" reflected in the table above. The increase in salaries and employee benefits expense is also reflective of a full year's operations for three insurance agencies acquired during 2003.

Professional fees totaled $26.3 million for 2004 compared to $9.1 million for 2003, an increase of $17.2 million. As indicated above, consulting fees paid to EHS Partners during 2004 in connection with "Ascend" accounted for $14.8 million of the increase. Other increases related primarily to fees paid in connection with strengthening compliance with banking regulations and first year implementation of Section 404 of the Sarbanes-Oxley Act.

Other losses totaled $6.2 million, a decrease of $8.4 million compared to $14.7 million for 2003. This decrease was primarily attributable to the $10.0 million charge in 2003 to establish a reserve in connection with litigation. For additional information on litigation, see Note 18 to the consolidated financial statements.

The remaining components of noninterest expense totaled $110.7 million for 2004 compared to $106.9 million for 2003. This increase is primarily attributable to increased occupancy expense partially related to the new Evansville main financial center and corporate headquarters, the provision for unfunded commitments and increased processing expense offset partly by decreases in several other noninterest expense accounts.

Old National completed construction of its principal executive offices in 2004. It is estimated that the net increase to occupancy, equipment and other noninterest expense components will have an annualized decrease to net income per share of $0.01. However, the impact does not take into account that the lease of Old National's previous headquarters would have increased substantially beginning in 2005, reducing the effect below $0.01. See additional details of the new Evansville main financial center and corporate headquarters in the "Results of Operations" section of this "Management's Discussion and Analysis."

Table 7 presents changes in the components of noninterest expense for the years ended December 31.

NONINTEREST EXPENSE (TABLE 7)

                                                                       % CHANGE FROM
                                                                         PRIOR YEAR
                                                                         ----------
(dollars in thousands)                2004       2003       2002      2004      2003
----------------------                ----       ----       ----      ----      ----
Salaries and employee benefits      $192,718   $169,025   $148,450    14.0%     13.9%
Occupancy                             20,444     18,166     16,154    12.5      12.5
Equipment                             14,662     14,296     15,153     2.6      (5.7)
Marketing                             10,051     11,085     11,026    (9.3)      0.5
Outside processing                    21,124     19,078     13,640    10.7      39.9
Communications and transportation     11,128     11,595     11,738    (4.0)     (1.2)
Professional fees                     26,297      9,111      8,959   188.6       1.7
Loan expense                           6,509      7,041      6,496    (7.6)      8.4
Supplies                               4,019      4,829      5,048   (16.8)     (4.3)
Other losses                           6,235     14,676      5,445   (57.5)    169.5
Other expense                         22,740     20,814     15,736     9.3      32.3
                                    --------   --------   --------   -----     -----
 Total noninterest expense          $335,927   $299,716   $257,845    12.1%     16.2%
                                    ========   ========   ========   =====     =====

PROVISION FOR INCOME TAXES

Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National's financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. Old National's effective tax rate was 9.5% in 2004 and 11.4% in 2003. The decreased tax rate in 2004 resulted from a higher percentage of tax-exempt income to total income. The reduction in 2004 total income is discussed in the earnings summary above. See Note 12 to the consolidated financial statements for additional details on Old National's income tax provision.

INTERIM FINANCIAL DATA

Table 8 provides a detailed summary of quarterly results of operations for the years ended December 31. These results contain all normal and recurring adjustments necessary for a fair and consistent presentation.

INTERIM FINANCIAL DATA (TABLE 8)

(dollars and shares                         QUARTERS ENDED 2004                               QUARTERS ENDED 2003
                               ----------------------------------------------   -----------------------------------------------
 in thousands,                 DECEMBER    SEPTEMBER     JUNE         MARCH     DECEMBER     SEPTEMBER       JUNE       MARCH
 except per share data)           31           30         30            31         31            30           30          31
----------------------------   ---------   ---------   ---------    ---------   ---------    ---------    ---------   ---------
Interest income                $ 102,171   $ 101,478   $ 105,428    $ 108,121   $ 111,176    $ 114,761    $ 120,233   $ 123,578
Interest expense                  42,637      40,473      40,271       43,010      44,909       47,289       51,768      53,775
                               ---------   ---------   ---------    ---------   ---------    ---------    ---------   ---------
 Net interest income              59,534      61,005      65,157       65,111      66,267       67,472       68,465      69,803
Provision for loan losses              -       7,400       7,500        7,500      26,000       27,500       22,500       9,000
Noninterest income                43,332      42,131      51,072       45,628      40,543       45,773       62,913      42,920
Noninterest expense               81,362      75,425      98,687       80,453      80,126       75,465       73,960      70,165
                               ---------   ---------   ---------    ---------   ---------    ---------    ---------   ---------
 Income before income taxes       21,504      20,311      10,042       22,786         684       10,280       34,918      33,558
Income tax expense (benefit)       2,909       2,127      (1,241)       3,277      (4,592)      (1,530)       7,851       7,298
                               ---------   ---------   ---------    ---------   ---------    ---------    ---------   ---------
 Net income                    $  18,595   $  18,184   $  11,283    $  19,509   $   5,276    $  11,810    $  27,067   $  26,260
                               =========   =========   =========    =========   =========    =========    =========   =========
Net income per share (1)
 Basic                         $    0.27   $    0.26   $    0.16    $    0.28   $    0.07    $    0.17    $    0.39   $    0.37
 Diluted                            0.27        0.26        0.16         0.28        0.07         0.17         0.39        0.37
                               ---------   ---------   ---------    ---------   ---------    ---------    ---------   ---------
Weighted average shares (1)
 Basic                            69,132      69,353      69,651       69,677      70,011       70,249       69,978      70,233
 Diluted                          70,022      70,067      70,160       69,783      70,064       70,425       70,034      70,292
                               =========   =========   =========    =========   =========    =========    =========   =========

(1) All share and per share data have been adjusted for stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005. Diluted data assumes the conversion of stock options and restricted stock.

FINANCIAL CONDITION

OVERVIEW

Old National's assets at December 31, 2004, were $8.898 billion, a 5.0% decrease compared to $9.363 billion recorded at December 31, 2003. Investments increased $95.5 million, loans decreased $605.3 million and total liabilities declined $452.6 million compared to December 31, 2003. Total shareholders' equity decreased $12.3 million since December 31, 2003.

EARNING ASSETS

Old National's earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $8.012 billion at December 31, 2004, a decrease of 5.9% from $8.518 billion at December 31, 2003. The reduction in earning assets is due to a decline in the loan portfolio. At December 31, 2004, total loans, including residential loans held for sale, decreased $599.1 million compared to December 31, 2003. This decline can be attributed primarily to sales of $448.7 million in commercial, commercial real estate and residential real estate loans during the year as well as to continued weakness in commercial lending. Investment securities increased at December 31, 2004, as a temporary source of earning assets; however, during 2004 Old National reduced its average investment portfolio in light of fewer attractive investment opportunities and the company's desire to reduce its sensitivity to rising interest rates.

INVESTMENT SECURITIES

Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the company's funding requirements. However, Old National added 15- and 20-year fixed-rate mortgage pass-through securities to its held-to-maturity investment portfolio during 2003. Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," may potentially affect the treatment of investments in an unrealized loss position. Until final guidance is issued by the FASB, it is uncertain whether this EITF Issue will have a material impact on Old National. At December 31, 2004, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

At December 31, 2004, the investment securities portfolio was $2.963 billion compared to $2.868 billion at December 31, 2003, an increase of 3.3%. Investment securities represented 37.0% of earning assets at December 31, 2004, compared to 33.7% at December 31, 2003. During the first half of 2003, Old National increased the investment portfolio as a short-term alternative source of earning assets to offset declining residential real estate and minimal commercial and consumer loan growth. During the second half of 2003 and continuing into 2004, Old National decreased the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. At the end of 2004, investments increased slightly as a short-term investment of funds from the fourth-quarter loan sale. Stronger economic activity and stronger commercial loan demand would likely result in increased investments in loans and a reduction in the investment securities portfolio.

Investment securities available-for-sale portfolio had net unrealized gains of $9.3 million at December 31, 2004, compared to $23.7 million at December 31, 2003. These unrealized gains are driven by interest rate conditions. The decrease was a result of higher market interest rates at December 31, 2004, compared to December 31, 2003. Also, Old National realized pre-tax net gains on sales of securities from the available-for-sale portfolio of $2.9 million during 2004 and $23.6 million during 2003.

As a result of a planned reduction, the investment portfolio had an effective duration of 3.70 years at December 31, 2004, compared to 4.31 years at December 31, 2003. The weighted average yields on available-for-sale investment securities were 4.08% in 2004 and 4.90% in 2003. The average yields on the held-to-maturity portfolio were 4.31% in 2004 and 4.29% in 2003.

At December 31, 2004, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $143.2 million by Indiana, which represented 20.4% of shareholders' equity, and $113.0 million by Illinois, which represented 16.1% of shareholders' equity. At December 31, 2003, the aggregate market values of the concentration of certain states and their political subdivisions were $149.0 million by Indiana, which represented 20.8% of shareholders' equity, and $119.4 million by Illinois, which represented 16.7% of shareholders' equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders' equity.

RESIDENTIAL LOANS HELD FOR SALE

Residential loans held for sale were $22.5 million at December 31, 2004, compared to $16.3 million at December 31, 2003. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of movement of originations and loan sales to the secondary market. During 2004, loan originations were down compared to 2003, primarily due to a reduced level of loan refinancing resulting from an upturn in interest rates above the record low rates of 2003.

LENDING AND LOAN ADMINISTRATION

In 2003, due to continued credit quality concerns, Old National implemented certain credit approval disciplines in order to continue to focus on the reduction of problem and non-performing loans in the portfolio, including a restructuring of the manner in which commercial loans are analyzed and approved. Community-based credit personnel, which now include independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National's Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank, as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs and regularly reviews the loan policy to assure it remains appropriate for the current lending environment.

Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at December 31, 2004, the company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Old National's policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois, Kentucky and Tennessee. Old National has been affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which has resulted in a decline of commercial loans and tighter credit underwriting standards. Old National anticipates that when the economy in Old National's principal markets shows increased improvement, commercial loans will begin to show higher levels of growth.

In the past four years, commercial, commercial real estate and residential real estate loans declined 0.9%, 2.3% and 26.4% per year, respectively while consumer loans rose 3.8% annually over the same period. Table 9 presents the composition of the loan portfolio at December 31.

LOAN PORTFOLIO AT YEAR-END (TABLE 9)

                                                                                                                  FOUR-YEAR
(dollars in thousands)                              2004         2003         2002         2001         2000     GROWTH RATE
                                                 ----------   ----------   ----------   ----------   ----------  ----------
Commercial                                       $1,550,640   $1,618,095   $1,696,347   $1,742,937   $1,606,509      (0.9) %
Commercial real estate                            1,653,122    1,849,275    1,883,303    1,848,945    1,810,805      (2.3)
Consumer credit                                   1,205,657    1,163,325    1,053,571    1,063,792    1,040,127       3.8
                                                 ----------   ----------   ----------   ----------   ----------      ----
 Total loans excluding residential real estate    4,409,419    4,630,695    4,633,221    4,655,674    4,457,441      (0.3)
Residential real estate                             555,423      939,422    1,043,816    1,449,080    1,890,872     (26.4)
                                                 ----------   ----------   ----------   ----------   ----------      ----
 Total loans                                      4,964,842    5,570,117    5,677,037    6,104,754    6,348,313      (6.0) %
Less: Allowance for loan losses                      85,749       95,235       87,742       74,241       73,833      ====
                                                 ----------   ----------   ----------   ----------   ----------
 Net loans                                       $4,879,093   $5,474,882   $5,589,295   $6,030,513   $6,274,480
                                                 ==========   ==========   ==========   ==========   ==========

COMMERCIAL AND CONSUMER LOANS

Commercial and consumer loans are the largest classification within the earning assets of Old National representing 55.0% of earning assets at December 31, 2004, a slight increase from 54.4% at December 31, 2003. At December 31, 2004, commercial and commercial real estate loans decreased $67.5 million and $196.2 million, respectively, from December 31, 2003. During 2004, Old National sold $43.1 million of non-performing commercial and commercial real estate loans, which contributed to the change in commercial and commercial real estate loans. A write-down of $3.4 million was recorded against the allowance for loan losses related to these sales. Weak loan demand in Old National' s markets continued to affect commercial loan growth in 2004. Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $42.3 million or 3.6% at December 31, 2004, compared to December 31, 2003, primarily the result of enhancements to marketing and customer contact programs.

Table 10 presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2004 (TABLE 10)

                              WITHIN      1 - 5        BEYOND
(dollars in thousands)        1 YEAR      YEARS        5 YEARS       TOTAL
                           ----------   ----------   ----------   ----------
Interest rates:
 Predetermined             $  195,618   $  343,836   $  176,334   $  715,788
 Floating                     577,253      205,301       52,298      834,852
                           ----------   ----------   ----------   ----------
  Total                    $  772,871   $  549,137   $  228,632   $1,550,640
                           ==========   ==========   ==========   ==========

RESIDENTIAL REAL ESTATE LOANS

Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association. Old National sells the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. These loans are generally sold with loan servicing retained in order to maintain client relationships and generate noninterest income and fees. By using this strategy, Old National is able to recognize an immediate gain in noninterest income versus a small net interest income spread over a longer period of time. Old National sells the majority of the residential real estate loans without recourse, currently having less than 1% of loans sold with recourse.

Residential real estate loans were $555.4 million at December 31, 2004, a decrease of $384.0 million or 40.9% from December 31, 2003. The sale of $405.6 million of residential real estate loans during the year was the most significant contributor to this decrease. At December 31, 2004, Old National was in the process of making a strategic shift from the mortgage operations being managed as a line of business with free-standing offices to being an integral part of the focus on expanding customer relationships.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY ADMINISTRATION

Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the company's highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect Old National's borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews conducted at the community bank locations as well as regular reviews of problem loan reports, delinquencies and charge-offs.

Each month, problem loan reports are prepared and reviewed, which include borrowers that show indications of being unable to meet debt obligations in the normal course of business, and loans which have other characteristics deemed by bank management to warrant special attention or have been criticized by regulators in the examination process. Classified loans include non-performing loans, past due 90 days or more and other loans deemed to have well-defined weaknesses while criticized loans, also known as special mention loans, are loans that are deemed to have potential weaknesses that deserve management's close attention and also require specific monthly reviews by the bank.

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

Adjustments to the allowance for loan losses are made as deemed necessary for probable losses inherent in the portfolio. While an estimate of probable losses is, by its very nature, difficult to precisely predict, management of Old National believes that the methodology that it uses in determining an appropriate reserve for expected losses is reasonable.

Loan officers and credit underwriters jointly grade the larger commercial and commercial real estate loans in the portfolio periodically as determined by loan policy requirements or determined by specific guidelines based on loan characteristics as set by management and banking regulation. Periodically, these loan grades are reviewed independently by the loan review department. For impaired loans, an assessment is conducted as to whether there is likely loss in the event of default. If such a loss is determined to be likely, the loss is quantified and a specific reserve is assigned to the loan. For the balance of the commercial and commercial real estate loan portfolio, loan grade migration analysis coupled with historic loss experience within the respective grades is used to develop reserve requirement ranges based on expected losses.

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

Old National uses migration analysis as a tool to determine the adequacy of the allowance for loan losses for non-retail loans that are not impaired. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination. The migration-derived historical commercial loan loss rates are applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis.

Old National calculates migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The amounts determined by migration analysis are adjusted for management's best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans.

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

At December 31, 2004, the allowance for loan losses was $85.7 million, a decrease of $9.5 million compared to $95.2 million at December 31, 2003. As a percentage of total loans, including loans held for sale, the allowance increased to 1.72% at December 31, 2004, from 1.70% at December 31, 2003. During 2004, the provision for loan losses amounted to $22.4 million, a decrease of $62.6 million compared to 2003. Reductions in nonperforming loans and charge-offs were significant factors in the decrease of the allowance for loan losses during 2004. Other factors included the sales of $405.6 million of residential real estate loans and $43.1 million of nonaccrual commercial and commercial real estate loans, changes to separate the loan production functions from the underwriting functions, significant strengthening of the commercial underwriting processes and the elevation of the Credit Policy Committee to a board level committee to improve credit quality. In comparison, the amount necessary to cover the higher than normal losses in 2003 was significant, collateral values in the markets served by Old National deteriorated which led to the need for higher reserves in the event of liquidation and 2003 loss experience elevated the rate of expected future losses.

In keeping with evolving industry practice and in accordance with generally accepted accounting principles, the amount of the allowance for loan losses attributable to the allowance for unfunded loan commitments was reclassified into a liability account on the balance sheet during 2004. For consistency in presentation, the allowance for unfunded loan commitments has been reclassified for the year ended December 31, 2003, as well. The balance of the allowance for unfunded loan commitments was insignificant for reclassification for years ended prior to December 31, 2003.

For commercial and commercial real estate loans, the reserve decreased by $12.3 million at December 31, 2004, compared to December 31, 2003. The reserve as a percentage of that portfolio decreased to 2.19% at December 31, 2004, from 2.38% at December 31, 2003, which is reflective of the sale of $43.1 million of nonaccrual loans of this type during the fourth quarter of 2004. The absolute level of classified and criticized loans at December 31, 2004, decreased 39.2% from December 31, 2003.

The reserve for residential real estate loans as a percentage of that portfolio increased to 0.7% at December 31, 2004, from 0.5% at December 31, 2003. This increase reflected an increase in historical loss rates due to higher residential real estate loan charge-offs during 2004, including the losses resulting from the sale of residential real estate loans. The reserve for consumer loans increased to 1.0% at December 31, 2004, from 0.7% at December 31, 2003. This was reflective of the acknowledgement of the relatively higher growth rate in the consumer portfolio as well as a change in the inherent loss estimate used for these types of loans. Table 11 details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS (TABLE 11)

                                   2004                2003                2002                2001                2000
                             -----------------   -----------------   ----------------    -----------------   -----------------
                                       PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                         OF                  OF                  OF                  OF                  OF
                                        LOANS               LOANS               LOANS               LOANS               LOANS
                                         TO                  TO                  TO                  TO                  TO
                                        TOTAL               TOTAL               TOTAL               TOTAL               TOTAL
(dollars in thousands)       AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS
-----------------            -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Commercial and
  commercial real
  estate                     $70,292      64.5%  $82,635      62.2%  $79,412     63.1%   $65,669      58.9%  $61,450      53.8%
Residential real
  estate                       3,689      11.2     4,400      16.9     1,200     18.4      1,422      23.7     1,500      29.8
Consumer credit               11,768      24.3     8,200      20.9     7,130     18.5      7,150      17.4    10,883      16.4
                             -------     -----   -------     -----   -------    -----    -------     -----   -------     -----
  Total                      $85,749     100.0%  $95,235     100.0%  $87,742    100.0%   $74,241     100.0%  $73,833     100.0%
                             =======     =====   =======     =====   =======    =====    =======     =====   =======     =====

Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $28.0 million in 2004 and $53.4 million in 2003. Additionally write-downs of $4.6 million in 2004 and $14.7 million in 2003 from loans transferred to held for sale related to loan sales were recognized. The 2003 charge-offs included significant items including one loan relationship write-down of $10.3 million and a $6.5 million single commercial credit charge-off resulting from fraud in the client's operation. Although net charge-offs have been concentrated primarily in commercial loans reflecting slowdown of the economy, no single industry segment represented a significant share of total net charge-offs. The allowance to average loans, which ranged from 1.18% to 1.69% for the last five years, was 1.61% at December 31, 2004. Table 12 summarizes activity in the allowance for loan losses for the years ended December 31, along with related statistics for the allowance and net charge-offs.

ALLOWANCE FOR LOAN LOSSES (TABLE 12)

(dollars in thousands)                         2004            2003             2002           2001          2000
----------------------------------------    -----------     -----------     -----------    -----------    -----------
Balance, January 1                          $    95,235     $    87,742     $    74,241    $    73,833    $    65,685
Loans charged-off:
  Commercial and commercial real estate          28,656          50,173          16,429         25,292         19,561
  Residential real estate                         2,197           1,358           1,211          1,399          1,500
  Consumer credit                                10,393          10,123           9,936          9,461          8,284
                                            -----------     -----------     -----------    -----------    -----------
  Total charge-offs                              41,246          61,654          27,576         36,152         29,345
                                            -----------     -----------     -----------    -----------    -----------
Recoveries on charged-off loans:
  Commercial and commercial real estate           9,940           5,622           3,989          5,013          2,402
  Residential real estate                            19              82             913            165            510
  Consumer credit                                 3,257           2,523           2,675          2,682          2,546
                                            -----------     -----------     -----------    -----------    -----------
  Total recoveries                               13,216           8,227           7,577          7,860          5,458
                                            -----------     -----------     -----------    -----------    -----------
  Net charge-offs                                28,030          53,427          19,999         28,292         23,887
Transfer from (to) allowance for unfunded
  commitments                                       755          (9,336)              -              -              -
Write-downs on loans transferred
  to held for sale                               (4,611)        (14,744)              -              -              -
Provision charged to expense                     22,400          85,000          33,500         28,700         29,803
Acquired by acquisition                               -               -               -              -          2,232
                                            -----------     -----------     -----------    -----------    -----------
Balance, December 31                        $    85,749     $    95,235     $    87,742    $    74,241    $    73,833
                                            ===========     ===========     ===========    ===========    ===========
Average loans for the year (1)              $ 5,340,687     $ 5,651,434     $ 5,878,263    $ 6,280,995    $ 6,087,869
Asset Quality Ratios: (1)
   Allowance/year-end loans                        1.72%           1.70%           1.52%          1.21%          1.16%
   Allowance/average loans                         1.61            1.69            1.49           1.18           1.21
   Net charge-offs/average loans (2)               0.61            1.21            0.34           0.45           0.39
                                            -----------     -----------     -----------    -----------    -----------

(1) Loans include residential loans held for sale.

(2) Net charge-offs include write-downs on loans transferred to held for sale.

Management believes that it has appropriately identified and reserved for loan losses related to nonaccrual loans at December 31, 2004. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Approximately $17.9 million of nonaccrual loans less than thirty days delinquent were still contractually performing at December 31, 2004. Management will continue its efforts to reduce the level of non-performing loans and will consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Interest income of approximately $3.0 million and $6.8 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2004 and 2003, respectively if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.2 million in 2004 and $3.1 million in 2003. Old National had no renegotiated loans at December 31, 2004 and 2003. The total portfolio of loans identified by Old National as problem credits continues to decline.

Under-performing assets totaled $65.6 million at December 31, 2004 and $118.5 million at December 31, 2003. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 1.31% for 2004 and 2.12% for 2003. The nonaccrual category of under-performing loans was $54.9 million at December 31, 2004, a decrease of $49.7 million since December 31, 2003, which is reflective of both the sale of $43.1 million in nonaccrual loans and the enhanced credit administration and underwriting functions during 2004. At December 31, 2004, the allowance for loan losses to under-performing assets ratio stood at 130.65% compared to 80.36% at December 31, 2003.

Classified loans were $192.2 million at December 31, 2004, a decrease of $151.7 million from $343.9 million at December 31, 2003. Of this total, other problem loans, which are loans reviewed for the borrowers' ability to comply with present repayment terms, totaled $134.9 million at December 31, 2004, compared to $234.2 million at December 31, 2003. Criticized loans, or special mention loans, were $148.1 million at December 31, 2004, a decrease of $67.6 million from $215.7 million at December 31, 2003.

Management believes it has taken a prudent approach to the evaluation of under-performing, criticized and classified loans, and the loan portfolio in general both in acknowledging the portfolio's general condition and in establishing the allowance for loan losses. Old National has been affected by weakness in the economy of its markets, which has resulted in minimal growth of commercial loans and tighter credit underwriting standards. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens. Old National operates in the Midwest, primarily in the state of Indiana, which has been particularly negatively affected by the weakness in the manufacturing segment of the economy. The longer the significant softness in manufacturing continues the more stress it puts on Old National's borrowers, increasing the potential for additional nonaccrual loans.

Table 13 presents the components of under-performing assets for the years ended December 31.

ASSET QUALITY (TABLE 13)

(dollars in thousands)                         2004        2003        2002        2001        2000
----------------------------------------     --------    --------    --------    --------    --------
Nonaccrual loans                             $ 54,890    $104,627    $100,287    $ 37,894    $ 22,690
Renegotiated loans                                  -           -           -      25,871         227
Past due loans (90 days or more):
  Commercial and commercial real estate           870       4,127       8,567       8,024       2,269
  Residential real estate                         270          67         322       2,946       2,795
  Consumer                                      1,274         926         627       1,610       1,524
                                             --------    --------    --------    --------    --------
  Total past due loans                          2,414       5,120       9,516      12,580       6,588
Foreclosed properties                           8,331       8,763       7,916       9,204       3,616
                                             --------    --------    --------    --------    --------
  Total under-performing assets              $ 65,635    $118,510    $117,719    $ 85,549    $ 33,121
                                             ========    ========    ========    ========    ========
Classified loans (includes nonaccrual,
 renegotiated, past due 90 days
 and other problem loans)                    $192,214    $343,943    $455,723    $359,847    $211,108
Criticized loans                              148,118     215,700     257,059     340,007     198,064
                                             --------    --------    --------    --------    --------
  Total criticized and classified loans      $340,332    $559,643    $712,782    $699,854    $409,172
                                             ========    ========    ========    ========    ========
Asset Quality Ratios:
  Non-performing loans/total loans (1)(2)        1.10%       1.87%       1.74%       1.04%       0.36%
  Under-performing assets/total loans
and foreclosed properties (1)                    1.31        2.12        2.04        1.39        0.52
  Under-performing assets/total assets           0.74        1.27        1.22        0.94        0.38
  Allowance for loan losses/
  under-performing assets                      130.65       80.36       74.54       86.78      222.92
                                             --------    --------    --------    --------    --------

(1) Loans include residential loans held for sale.

(2) Non-performing loans include nonaccrual and renegotiated loans.

PREMISES AND EQUIPMENT

Premises and equipment totaled $212.8 million at December 31, 2004, an increase of $31.4 million or 17.3% since December 31, 2003. This increase is primarily attributable to the construction of Old National's Evansville main financial center and corporate headquarters, which began in April 2002, and has a total project cost at December 31, 2004, of $73.7 million. The building was placed in service on August 11, 2004. See the "Earnings Summary" of this "Management's Discussion and Analysis" for additional discussion of the Evansville main financial center and corporate headquarters.

FUNDING

Total average funding, comprised of deposits and wholesale borrowings, was $8.298 billion at December 31, 2004, a decrease of 4.5% from $8.689 billion at December 31, 2003. Average deposits increased 0.1% in 2004 compared to a decrease of 1.4% in 2003. Total deposits were $6.414 billion, including $3.825 billion in transaction accounts and $2.589 billion in time deposits at December 31, 2004. Total deposits decreased 1.2% or $78.8 million compared to December 31, 2003. Transaction accounts increased 9.8% or $340.6 million compared to December 31, 2003. Time deposits decreased 13.9% or $419.4 million compared to December 31, 2003. Old National experienced growth in demand deposits and other low cost transaction accounts offset by a reduction in time deposits during 2004, due to lower interest rates and a marketing strategy that focused on increasing transaction accounts. The reduction in time accounts was also due to the maturity of a group of higher interest rate certificates of deposit during 2004.

Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. Average wholesale borrowings, including short-term borrowings and other borrowings, decreased 17.6% in 2004, compared with an increase of 15.5% in 2003. Increases during the first half of 2003 financed investment portfolio growth, offset a reduction in certificates of deposits and was designed to take advantage of favorable interest rates. During the second half of 2003 and continuing into 2004, wholesale borrowings decreased as investment portfolio growth and loan growth slowed. Wholesale borrowings as a percentage of total funding was 20.6% at December 31, 2004, compared to 23.9% at December 31, 2003. The lower level of earning assets, primarily due to loan sales totaling $448.7 million during 2004, reduced the company's reliance on wholesale funding. See Notes 10 and 11 to the consolidated financial statements for additional details on Old National's financing activities. Refer to the "Liquidity Management" section of this "Management's Discussion and Analysis" regarding information pertaining to a shelf registration filed with the Securities and Exchange Commission during the 2004. Table 14 presents changes in the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES - AVERAGE BALANCES (TABLE 14)

                                                                      % CHANGE FROM
                                                                        PRIOR YEAR
                                                                      --------------
(dollars in thousands)         2004          2003          2002        2004     2003
------------------------    ----------    ----------    ----------    -----    -----
Demand deposits             $  803,074    $  752,788    $  712,308      6.7%     5.7%
NOW deposits                 1,735,613     1,504,662     1,215,858     15.3     23.8
Savings deposits               471,339       479,328       462,633     (1.7)     3.6
Money market deposits          586,957       612,044       644,037     (4.1)    (5.0)
Time deposits                2,822,872     3,061,922     3,468,623     (7.8)   (11.7)
                            ----------    ----------    ----------    -----    -----
   Total deposits            6,419,855     6,410,744     6,503,459      0.1     (1.4)
Short-term borrowings          406,121       687,588       688,958    (40.9)    (0.2)
Other borrowings             1,471,621     1,590,262     1,283,225     (7.5)    23.9
                            ----------    ----------    ----------    -----    -----
   Total funding sources    $8,297,597    $8,688,594    $8,475,642     (4.5)%    2.5%
                            ==========    ==========    ==========    =====    =====

Table 15 presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER (TABLE 15)

                                                   MATURITY DISTRIBUTION
                                      ------------------------------------------------
                         YEAR-END       1-90        91-180       181-365      BEYOND
(dollars in thousands)    BALANCE       DAYS         DAYS         DAYS        1 YEAR
--------------------------------------------------------------------------------------
2004                     $ 675,811    $ 205,440    $  83,877    $  68,155    $ 318,339
2003                       760,278      477,835       79,753       41,435      161,255
2002                       887,366      507,218      115,535       53,242      211,371
--------------------------------------------------------------------------------------

CAPITAL RESOURCES AND REGULATORY GUIDELINES

Shareholders' equity totaled $703.2 million or 7.9% of total assets at December 31, 2004, and $715.5 million or 7.6% of total assets at December 31, 2003. The primary contributors to the decline in shareholders' equity at December 31, 2004, compared to December 31, 2003, were decreased net income and the reduction of comprehensive income during 2004.

Old National paid cash dividends of $0.72 per share in 2004 (restated for the 5% stock dividend distributed on January 26, 2005), which decreased equity by $50.3 million, compared to cash dividends of $0.69 per share in 2003, which decreased equity by $48.4 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders' equity by $32.7 million in 2004, and $37.8 million in 2003. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders' equity by $13.4 million in 2004, compared to $6.7 million in 2003. Additionally, stock issued for purchase merger transactions increased shareholders' equity by $21.1 million in 2003.

Old National filed an S-3 Registration Statement with the Securities and Exchange Commission for the purpose of amending the Old National Bancorp Stock Purchase and Dividend Reinvestment Plan, which became effective on January 6, 2005. The plan has two main purposes. First, the plan allows investors and shareholders a convenient, low-cost way to buy shares and reinvest cash dividends in additional shares of Old National common stock. Secondly, the plan gives Old National the ability to raise capital by selling newly issued shares of common stock. A key feature is the ability for Old National to sell newly issued shares at a discount from the market price. Common stock totaling 3.5 million shares can be issued under this plan.

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 20 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

Table 16 presents Old National's significant fixed and determinable contractual obligations and significant commitments at December 31, 2004. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES
AND OFF-BALANCE SHEET ARRANGEMENTS (TABLE 16)

                                                                                PAYMENTS DUE IN
                                                            -----------------------------------------------------
                                                  NOTE       ONE YEAR       ONE TO        THREE TO       OVER
(dollars in thousands)                          REFERENCE     OR LESS     THREE YEARS    FIVE YEARS    FIVE YEARS      TOTAL
---------------------------------------------   ---------   -----------   ------------   ----------    ----------    -----------
Deposits without stated maturity                            $ 3,825,445   $         -    $        -    $        -    $ 3,825,445
Consumer and brokered certificates of deposit       9           977,728       863,305       216,977       530,808      2,588,818
Short-term borrowings                              10           347,353             -             -             -        347,353
Other borrowings                                   11           195,082       235,436       419,077       463,066      1,312,661
Operating leases                                   18             4,692         7,394         6,281        10,409         28,776
                                                ---------   -----------   -----------    ----------    ----------    -----------
COMMITMENTS, CONTINGENT LIABILITIES
AND OFF-BALANCE SHEET ARRANGEMENTS
Commitments to extend credit                       18         1,239,223             -             -             -      1,239,223
Commercial letters of credit                       18            16,736             -             -             -         16,736
Standby letters of credit                          18           106,051             -             -             -        106,051
                                                ---------   -----------   -----------    ----------    ----------    -----------

Old National is party to various derivative contracts as a means to manage the balance sheet and its related exposure to changes in interest rates, to manage its residential real estate loan origination and sale activity, and to provide derivative contracts with its clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 17 to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against Old National and its affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 18 to the consolidated financial statements.

COMPARISON OF 2003 WITH 2002

In 2003, Old National generated net income of $70.4 million and net income per share of $1.00 compared to $117.9 million and $1.67, respectively in 2002. The 2002 earnings included an $8.3 million, or $0.12 per share, after-tax gain on branch sales. The most significant impact on net income in 2003 was the provision for loan losses of $85.0 million, an increase of $51.5 million over the $33.5 million recorded in 2002, resulting from significant deterioration in credit quality. Other significant factors negatively affecting net income included weak commercial loan demand, deterioration of the net interest margin from declining interest rates and a charge of $10.0 million pre-tax, or $6.7 million after-tax, to establish a reserve related to litigation settlements. During 2003, Old National recognized $23.6 million of gains on the sales of investment securities compared to $12.4 million recognized in 2002. In addition, record origination volumes in mortgage operations and acquisitions in the non-bank services segment had a positive impact on 2003 earnings results.

Old National's return on average assets was 0.74% and return on average shareholders' equity was 9.48% for the year, which decreased significantly from 2002 ratios of 1.27% and 17.05%, respectively.

Taxable equivalent net interest income was $297.1 million in 2003, a 5.6% decrease from the $314.6 million reported in 2002. The net interest margin was 3.37% for 2003, compared to 3.65% reported for 2002. The decline in interest rates and a shift in earning assets from loans to lower yielding investment securities were the factors contributing to lower net interest income in 2003.

During 2003, the provision for loan losses amounted to $85.0 million, an increase of $51.5 million over 2002. Various factors led to Old National's higher provision in 2003. First, the amount necessary to cover the higher than normal losses in 2003 was significant. Second, loan collateral values in the markets served by Old National deteriorated which led to the need for higher reserves in the event of liquidation. Third, recent experience elevated the rate of expected losses.

Noninterest income for 2003 was $192.1 million, an increase of $37.7 million, or 24.4% over the $154.5 million reported for 2002. In 2003, Old National realized $23.6 million of gains on the sales of investment securities in comparison to $12.4 million for 2002. Mortgage banking revenue, a major component of this increase, totaled $19.1 million for 2003 compared to $14.5 million for 2002, an increase of $4.6 million, or 32.1%. Residential real estate loan originations reached record levels in 2003 with dollars of loans closed of $1.316 billion compared to $1.100 billion for 2002 and number of closed loans of 13,249 in 2003 compared to 11,537 in 2002. During 2003 and in the second half of 2002, Old National acquired various insurance agencies and an investment consulting company increasing noninterest wealth management and investment consulting fees by $5.0 million, insurance brokerage fees by $22.6 million and investment product revenue by $0.5 million over 2002 results.

Noninterest expense for 2003 totaled $299.7 million, an increase of $41.9 million, or 16.2% over the $257.8 million recorded in 2002. Salaries and benefits, the largest component of noninterest expense, totaled $169.0 million in 2003 compared to $148.5 million in 2002, an increase of $20.6 million, of which $18.1 million directly related to acquisitions. Outside processing expenses totaled $19.1 million for 2003 compared to $13.6 million recorded in 2002. This increase in 2003 primarily resulted from a full year of expense related to the mortgage third-party servicing subcontractor compared to one-half year in 2002. Other losses of $14.7 million in 2003 compared to $5.4 million in 2002, included a $10.0 million charge in 2003 to establish a reserve in connection with litigation. For additional information, see Note 18 to the consolidated financial statements. Overall, the remaining components of noninterest expense totaled $96.9 million for 2003 compared to $90.3 million for 2002, an increase of 7.3% or $6.6 million, with $6.1 million directly related to acquisitions. Old National's efficiency ratio increased to 61.26% in 2003 compared to 54.97% in 2002.

The provision for income taxes was $9.0 million in 2003 compared to $34.6 million in 2002. Old National's effective tax rate was 11.4% in 2003 and 22.7% in 2002. The decreased tax rate in 2003 resulted from a higher percentage of tax-exempt income to total income.

In regard to segment reporting, the community banking segment profit was $50.0 million in 2003 compared to $90.3 million in 2002, affected primarily by the increase in the provision for loan losses in 2003. The non-bank services segment profit was $4.6 million in 2003 compared to $1.2 million in 2002 with acquisitions accounting for the majority of the changes in noninterest income and noninterest expenses. The treasury segment profit was $22.5 million in 2003 compared to $18.1 million in 2002. The "Other" segment profit included expenses to record the litigation reserve of $10.0 million in 2003 and included the gain of $12.5 million related to the sales of branches in 2002. Management chose not to allocate these charges to the various segments.

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

Old National manages interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, and the Balance Sheet Management Committee, a committee comprised of senior company management. The Funds Management Committee meets quarterly and oversees adherence to policy and recommends policy changes to the Board. The Balance Sheet Management committee meets monthly and provides guidance to Treasury and other operating units of the company regarding the execution of asset/liability management strategies.

Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of the company's net interest income and the likely change in the company's economic value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the company's net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.

Old National's Board of Directors, through its Funds Management Committee, monitors the company's interest rate risk. The Funds Management Committee establishes policy guidelines for the allowable change in cumulative net interest income over a two-year period and the change in Economic Value of Equity in an +/- 200 basis point instantaneous parallel change to the yield curve (+/- 200 basis point yield curve shock). As of December 31, 2004, the guideline for Net Interest Income at Risk was +/- 5% of net interest income over a two-year period in a 200 basis point shock to the yield curve. As of December 31, 2004, the guideline for the allowable fluctuation in Economic Value of Equity was +/- 12% in a 200 basis point shock to the yield curve. In addition to the output of the model in +/- 200 basis point shocks to the yield curve, Old National has provided the output of its rate risk model in +/- 50 and 100 basis point yield curve shocks to provide a better understanding of Old National's sensitivity to market interest rate changes.

As of December 31, 2004, Old National projects that in a -200 basis point shock to interest rates, Net Interest Income at Risk would be -2.94% cumulatively over the next two years. In a +200 basis point shock to interest rates, Old National projects Net Interest Income at Risk would be -4.81% cumulatively over the next two years. As of December 31, 2004, Old National projects Economic Value of Equity at -15.64% in a -200 basis point shock to interest rates and at -3.08% in a +200 basis point shock.

At December 31, 2004, modeling indicated Old National was within its policy limit of Net Interest Income at Risk in a +/- 200 basis point interest rate shock. Estimated change in Economic Value of Equity in a +200 basis points yield curve shock was estimated at -3.08%, well within the policy limit of +/-12%. Estimated change in Economic Value of Equity in a -200 basis points yield curve shock was estimated at -15.64%, which was outside of the company's policy guideline of +/- 12%. The Funds Management Committee has deemed this an acceptable risk given the company's outlook for rising interest rates.

                             ESTIMATED 24-MONTH         ESTIMATED CHANGE
                            CUMULATIVE IMPACT ON          IN ECONOMIC
   INTEREST RATE             NET INTEREST INCOME        VALUE OF EQUITY
      CHANGE               ----------------------     --------------------
  (basis points)            POLICY        ACTUAL        POLICY      ACTUAL
  --------------           ---------      -------     ---------    -------
2004
              +200          +/- 5.00%       -4.81%    +/-12.00%     -3.08%
              +100                          -2.33                   -0.15
               +50                          -1.05                    0.44

               -50                           0.06%                  -1.86%
              -100                           0.31                   -5.00
              -200          +/- 5.00%       -2.94     +/-12.00%    -15.64

2003
              +200          +/- 5.00%       -5.59%    +/-12.00%     -8.07%
              +100                          -2.61                   -2.92
               +50                          -1.25                   -1.02

               -50                           0.46%                   0.68%
              -100                           0.14                    0.11
              -200          +/- 5.00%       -2.19     +/-12.00%     -7.39

At December 31, 2004, a notable change in the company's rate risk profile is reflected in the decrease in the company's Estimated Change in Economic Value of Equity resulting from a +200 basis points yield curve shock. Economic Value of Equity changed from -8.07% in December 2003 to -3.08% in December 2004. The company reduced its long term exposure to rising interest rates by reducing the effective duration of the investment portfolio to 3.70 years at December 31, 2004, compared to 4.31 years at December 31, 2003, by selling $405.6 million of residential mortgages in June 2004, and by executing $295.0 million in forward-starting interest rate swaps that become effective between January 7, 2005 and June 1, 2006. Old National will pay a fixed rate and receive a floating rate on these derivatives beginning on future dates. These derivatives will serve to fix the interest rates of future debt issuances. The fixed interest rates range from 2.78% to 4.69% and have maturities of 2 to 3 years after the swaps become effective.

Old National uses derivatives, primarily interest rate swaps, to manage interest rate risk in the ordinary course of business. The company's derivatives had an estimated fair value loss of $9.1 million at December 31, 2004, compared to an estimated market gain of $2.2 million at December 31, 2003. The decline in market value is due both to the increase in interest rates during the year and the fact that Old National terminated certain receive fixed rate swaps. As explained above, Old National added forward-starting pay fixed rate swaps in 2004. All of these transactions served to better position the company's balance sheet for rising rates. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

On January 26, 2005, the Funds Management Committee approved new policy guidelines for the allowable change in Net Interest Income at Risk and the change in Economic Value of Equity to enhance the monitoring of compliance within identified interest rate risk exposure zones. Red zone policy limits will represent Old National's absolute interest rate risk exposure compliance limit. Policy limits defined as green zone will represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits will represent a range of interest rate risk exposures falling below the bank's maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone). The new policy guidelines become effective for 2005.

LIQUIDITY MANAGEMENT

The Funds Management Committee of the Board of Directors establishes liquidity risk guidelines and, along with the Balance Sheet Management Committee, monitors liquidity risk. The objective of liquidity management is to ensure Old National has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets' funding sources and to address unexpected liquidity requirements.

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. All three rating agencies have issued a stable outlook in conjunction with their ratings as of December 31, 2004. The senior debt ratings of Old National Bancorp and Old National Bank at December 31, 2004, are shown in the following table.

SENIOR DEBT RATINGS

                              STANDARD AND POOR'S    MOODY'S INVESTOR SERVICES       FITCH, INC.
                           ------------------------  -------------------------  ----------------------
                           LONG-TERM     SHORT-TERM    LONG-TERM   SHORT-TERM   LONG-TERM   SHORT-TERM
                           ---------     ----------    ---------   ----------   ---------   ----------
Old National Bancorp          BBB           N/A           Baa1        N/A          BBB          F2
Old National Bank             BBB+           A2             A3        P-2          BBB          F2

N/A = not applicable

As of December 31, 2004, Old National Bank had the capacity to borrow $857.9 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at December 31, 2004, Old National had $685 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At December 31, 2004, the parent company's other borrowings outstanding was $262.4 million, compared with $270.5 million at December 31, 2003. The decrease in other borrowings in 2004 was driven by a $3.2 million maturity of medium-term notes payable and a $5.0 million decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At December 31, 2004, prior regulatory approval was not required for Old National's affiliate bank.

During 2004, Old National filed a Form S-3 for a $750 million global shelf registration with the Securities and Exchange Commission, which became effective on December 2, 2004. The shelf permits the issuance of a variety of securities including debt, common and preferred stock, depositary shares, units and warrants of Old National. The proceeds of any issuance will be added to the general funds of the Company and may be used for debt reduction or debt refinancing, including the refinancing of outstanding capital securities, investments in or advances to subsidiaries, repurchase of shares of common stock or other securities and other general corporate purposes. At December 31, 2004, there were no borrowings under this shelf registration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

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

Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. All systems of internal accounting controls are based on management's judgement that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National's system provides the appropriate balance between cost of controls and the related benefits.

In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.

The Board of Directors, through an Audit Committee comprised solely of outside directors, oversees management's discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National's independent registered public accounting firm, PricewaterhouseCoopers LLP, and the managers of internal audit and loan review. During these meetings, the committee has the opportunity to meet privately with the independent registered public accounting firm as well as with internal audit and loan review personnel to review accounting, auditing, loan and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee of the Board of Directors.

The consolidated financial statements in this annual report on Form 10-K have been audited by PricewaterhouseCoopers LLP, for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects in conformity with accounting principles generally accepted in the United States of America. PricewaterhouseCoopers LLP's report on the financial statements follows.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Old National is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Old National management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria. Old National's independent registered public accounting firm has audited that assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2004 as stated in their report which follows.

[PRICEWATERHOUSECOOPERS LOGO]

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Old National Bancorp:

We have completed an integrated audit of Old National Bancorp's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Old National Bancorp and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8 of the Company's annual report on Form 10-K for the year ended December 31, 2004, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of the Company's internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2005

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

                                                                                     DECEMBER 31,
(dollars and shares in thousands)                                                2004           2003
---------------------------------                                            -----------     -----------
ASSETS
Cash and due from banks                                                      $   204,678     $   222,385
Money market investments                                                          12,320          14,504
                                                                             -----------     -----------
         Total cash and cash equivalents                                         216,998         236,889
Investment securities - available-for-sale, at fair value                      2,785,415       2,656,850
Investment securities - held-to-maturity, at amortized cost
   (fair value $176,166 and $209,316, respectively)                              177,794         210,905
Federal Home Loan Bank stock, at cost                                             49,542          49,490
Residential loans held for sale                                                   22,484          16,338
Loans, net of unearned income                                                  4,964,842       5,570,117
Allowance for loan losses                                                        (85,749)        (95,235)
                                                                             -----------     -----------
         Net loans                                                             4,879,093       5,474,882
                                                                             -----------     -----------
Premises and equipment, net                                                      212,787         181,398
Accrued interest receivable                                                       57,087          55,800
Goodwill                                                                         129,947         129,251
Other intangible assets                                                           38,868          41,912
Mortgage servicing rights                                                         15,829          14,659
Other assets                                                                     312,460         294,858
                                                                             -----------     -----------
         Total assets                                                        $ 8,898,304     $ 9,363,232
                                                                             ===========     ===========

LIABILITIES
Deposits:
   Noninterest-bearing demand                                                $   851,218     $   823,146
   Interest-bearing:
      NOW                                                                      1,920,501       1,612,145
      Savings                                                                    480,392         441,427
      Money market                                                               573,334         608,177
      Time                                                                     2,588,818       3,008,197
                                                                             -----------     -----------
         Total deposits                                                        6,414,263       6,493,092
                                                                             -----------     -----------
Short-term borrowings                                                            347,353         414,588
Other borrowings                                                               1,312,661       1,624,092
Accrued expenses and other liabilities                                           120,819         115,970
                                                                             -----------     -----------
         Total liabilities                                                     8,195,096       8,647,742
                                                                             -----------     -----------
Commitments and contingencies (Note 18)

SHAREHOLDERS' EQUITY
Preferred stock, 2,000 shares authorized, no shares issued or outstanding              -               -
Common stock, $1 stated value, 150,000 shares authorized,
   69,287 and 66,575 shares issued and outstanding, respectively                  69,287          66,575
Capital surplus                                                                  629,577         581,224
Retained earnings                                                                      -          53,107
Accumulated other comprehensive income, net of tax                                 4,344          14,584
                                                                             -----------     -----------
         Total shareholders' equity                                              703,208         715,490
                                                                             -----------     -----------
         Total liabilities and shareholders' equity                          $ 8,898,304     $ 9,363,232
                                                                             ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                               YEARS ENDED DECEMBER 31,
(dollars and shares in thousands, except per share data)      2004       2003        2002
-------------------------------------------------------     --------   --------    --------
INTEREST INCOME
Loans including fees:
   Taxable                                                  $283,588   $320,859    $391,412
   Nontaxable                                                 17,062     17,240      17,578
Investment securities, available-for-sale:
   Taxable                                                    78,319     93,564     107,268
   Nontaxable                                                 29,020     30,828      30,742
Investment securities, held-to-maturity, taxable               7,891      6,943           -
Money market investments                                       1,318        314         383
                                                            --------   --------    --------
      Total interest income                                  417,198    469,748     547,383
                                                            --------   --------    --------
INTEREST EXPENSE
Deposits                                                     111,271    138,671     186,560
Short-term borrowings                                          3,890      7,258      10,971
Other borrowings                                              51,230     51,812      60,423
                                                            --------   --------    --------
      Total interest expense                                 166,391    197,741     257,954
                                                            --------   --------    --------
      Net interest income                                    250,807    272,007     289,429
Provision for loan losses                                     22,400     85,000      33,500
                                                            --------   --------    --------
      Net interest income after provision for loan losses    228,407    187,007     255,929
                                                            --------   --------    --------
NONINTEREST INCOME
Wealth management fees                                        19,897     19,945      19,209
Investment consulting fees                                    11,542     10,525       5,178
Service charges on deposit accounts                           48,466     44,855      41,988
ATM and debit card fees                                        8,852      7,474       6,876
Mortgage banking revenue                                       8,491     19,144      14,496
Insurance premiums and commissions                            53,175     39,225      16,686
Investment product fees                                       12,025     10,567       8,983
Bank-owned life insurance                                      7,477      6,922       7,944
Net securities gains                                           2,936     23,556      12,444
Gain on branch divestitures                                        -          -      12,473
Other income                                                   9,302      9,936       8,220
                                                            --------   --------    --------
      Total noninterest income                               182,163    192,149     154,497
                                                            --------   --------    --------
NONINTEREST EXPENSE
Salaries and employee benefits                               192,718    169,025     148,450
Occupancy                                                     20,444     18,166      16,154
Equipment                                                     14,662     14,296      15,153
Marketing                                                     10,051     11,085      11,026
Outside processing                                            21,124     19,078      13,640
Communication and transportation                              11,128     11,595      11,738
Professional fees                                             26,297      9,111       8,959
Loan expense                                                   6,509      7,041       6,496
Supplies                                                       4,019      4,829       5,048
Other losses                                                   6,235     14,676       5,445
Other expense                                                 22,740     20,814      15,736
                                                            --------   --------    --------
      Total noninterest expense                              335,927    299,716     257,845
                                                            --------   --------    --------
   Income before income taxes                                 74,643     79,440     152,581
Income tax expense                                             7,072      9,027      34,649
                                                            --------   --------    --------
   Net income                                               $ 67,571   $ 70,413    $117,932
                                                            ========   ========    ========
NET INCOME PER COMMON SHARE
   Basic                                                    $   0.97   $   1.00    $   1.67
   Diluted                                                      0.97       1.00        1.67
                                                            --------   --------    --------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic                                                      69,452     70,118      70,536
   Diluted                                                    70,024     70,174      70,673
                                                            --------   --------    --------

The accompanying notes to consolidated financial statements are an integral part of this statement.

\
OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER          TOTAL
(dollars and shares                    COMMON STOCK      CAPITAL   RETAINED   COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
 in thousands)                       SHARES    AMOUNT    SURPLUS   EARNINGS      INCOME         EQUITY          INCOME
-----------------------------------  ------   -------    -------   --------   -------------  -------------  --------------
BALANCE, DECEMBER 31, 2001           61,174   $61,174   $472,467   $ 91,062     $ 14,532        $639,235
Net income                                -         -          -    117,932            -         117,932       $117,932
Unrealized net securities gains,
 net of $28,458 tax                       -         -          -          -       44,075          44,075         44,075
Reclassification adjustment for
 gains included in net income,
 net of $(4,882) tax                      -         -          -          -       (7,562)         (7,562)        (7,562)
Net unrealized derivative gain
 on cash flow hedge,
 net of $389 tax                          -         -          -          -          603             603            603
Reclassification adjustment on
  cash flow hedges, net of $113 tax       -         -          -          -          175             175            175
Stock issued for acquisition            656       656     14,717          -            -          15,373
Cash dividends                            -         -          -    (43,926)           -         (43,926)
5% stock dividend                     3,040     3,040     65,376    (68,416)           -               -
Stock repurchased                    (1,302)   (1,302)   (30,250)         -            -         (31,552)
Stock issued under stock
option and stock purchase plans         288       288      6,069          -            -           6,357
                                     ------   -------   --------   --------     --------        --------       --------
BALANCE, DECEMBER 31, 2002           63,856    63,856    528,379     96,652       51,823         740,710       $155,223
                                                                                                               ========

Net income                                -         -          -     70,413            -          70,413       $ 70,413
Unrealized net securities losses,
 net of $(15,566) tax                     -         -          -          -      (23,321)        (23,321)       (23,321)
Reclassification adjustment for
 gains included in net income,
 net of $(9,429) tax                      -         -          -          -      (14,127)        (14,127)       (14,127)
Net unrealized derivative gain
 on cash flow hedge,
 net of $23 tax                           -         -          -          -           35              35             35
Reclassification adjustment on
 cash flow hedges, net of $113 tax        -         -          -          -          174             174            174
Stock issued for acquisitions           918       918     20,156          -            -          21,074
Cash dividends                            -         -          -    (48,366)           -         (48,366)
5% stock dividend                     3,170     3,170     62,422    (65,592)           -               -
Stock repurchased                    (1,681)   (1,681)   (36,149)         -            -         (37,830)
Stock issued under stock
 option and stock purchase plans        312       312      6,416          -            -           6,728
                                     ------   -------   --------   --------     --------        --------       --------
BALANCE, DECEMBER 31, 2003           66,575    66,575    581,224     53,107       14,584         715,490       $ 33,174
                                                                                                               ========
Net income                                -         -          -     67,571            -          67,571       $ 67,571
Unrealized net securities losses,
 net of $(4,431) tax                      -         -          -          -       (7,109)         (7,109)        (7,109)
Reclassification adjustment for
 gains included in net income,
 net of $(1,127) tax                      -         -          -          -       (1,809)         (1,809)        (1,809)
Net unrealized derivative losses
 on cash flow hedges,
 net of $(776) tax                        -         -          -          -       (1,201)         (1,201)        (1,201)
Reclassification adjustment on
 cash flow hedges,
 net of $(78) tax                         -         -          -          -         (121)           (121)          (121)
Adjustments to stock issued
 for prior acquisitions                  (3)       (3)       (65)         -            -             (68)
Cash dividends                            -         -          -    (50,275)           -         (50,275)
5% stock dividend                     3,299     3,299     67,104    (70,403)           -               -
Stock repurchased                    (1,405)   (1,405)   (31,259)         -            -         (32,664)
Stock issued under stock
 option, restricted stock and
 stock purchase plans                   821       821     12,573          -            -          13,394
                                     ------   -------   --------   --------     --------        --------       --------
BALANCE, DECEMBER 31, 2004           69,287   $69,287   $629,577   $      -     $  4,344        $703,208       $ 57,331
                                     ======   =======   ========   ========     ========        ========       ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
(dollars in thousands)                                                             2004         2003          2002
                                                                               -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    67,571   $    70,413   $   117,932
                                                                               -----------   -----------   -----------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                     14,077        13,018        12,401
   Amortization of other intangible assets                                           3,172         2,612         1,174
   Net premium amortization on investment securities                                 2,832        12,472         7,074
   Amortization of unearned stock compensation                                       1,044             -             -
   Provision for loan losses                                                        22,400        85,000        33,500
   Net securities gains                                                             (2,936)      (23,556)      (12,444)
   Gain on branch divestitures                                                           -             -       (12,473)
   Net gains on sales and write-downs of loans and other assets                     (3,165)      (11,369)       (5,977)
   Residential real estate loans originated for sale                              (342,130)     (844,902)     (913,794)
   Proceeds from sale of residential real estate loans                             339,847       930,999       853,755
   (Increase) decrease in interest receivable                                       (1,288)        3,301        (5,740)
   Increase in other assets                                                        (25,212)      (39,404)      (35,856)
   Increase (decrease) in accrued expenses and other liabilities                    11,897         5,408       (10,167)
                                                                               -----------   -----------   -----------
      Total adjustments                                                             20,538       133,579       (88,547)
                                                                               -----------   -----------   -----------
   Net cash flows provided by operating activities                                  88,109       203,992        29,385
                                                                               -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                           (1,176,889)   (2,155,166)   (2,339,004)
Proceeds from maturities, prepayments and calls
 of investment securities available-for-sale                                       693,274     1,413,262       812,993
Proceeds from sales of investment securities available-for-sale                    341,523     1,062,875       762,066
Purchases of investment securities held-to-maturity                                      -      (237,190)            -
Proceeds from maturities, prepayments and calls
 of investment securities held-to-maturity                                          32,215        25,417             -
Purchases of subsidiaries, net of cash acquired                                          -       (12,838)      (30,115)
Payments related to branch divestitures                                                  -             -       (82,160)
Proceeds from sale of loans                                                        444,070        47,934             -
Net principal collected from (loans made to) customers                             128,564        (9,185)      303,969
Proceeds from sale of premises and equipment and other assets                        4,973         1,434         2,305
Purchases of premises and equipment                                                (51,890)      (57,246)      (32,223)
                                                                               -----------   -----------   -----------
   Net cash flows provided by (used in) investing activities                       415,840        79,297      (602,169)
                                                                               -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest-bearing demand deposits                                              28,072        44,717        58,740
   Savings, NOW and money market deposits                                          312,478       231,883       292,520
   Time deposits                                                                  (419,379)     (222,788)     (326,207)
   Short-term borrowings                                                           (67,235)     (503,761)      316,037
Proceeds from guaranteed preferred beneficial interests in
 subordinated debentures                                                                 -             -       100,000
Payments for maturities on other borrowings                                       (361,730)     (184,809)     (135,008)
Proceeds from issuance of other borrowings                                          54,543       431,600       275,683
Cash dividends paid                                                                (50,275)      (48,366)      (43,926)
Common stock repurchased                                                           (32,664)      (37,830)      (31,552)
Common stock issued under stock option, restricted stock
 and stock purchase plans                                                           12,350         6,728         6,357
                                                                               -----------   -----------   -----------
   Net cash flows provided by (used in) financing activities                      (523,840)     (282,626)      512,644
                                                                               -----------   -----------   -----------
   Net increase (decrease) in cash and cash equivalents                            (19,891)          663       (60,140)
Cash and cash equivalents at beginning of period                                   236,889       236,226       296,366
                                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   216,998   $   236,889   $   236,226
                                                                               ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates ("Old National") and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2004 and 2003, and the results of its operations for the years ended December 31, 2004, 2003 and 2002.

All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.

NATURE OF OPERATIONS

Old National, a financial holding company headquartered in Evansville, Indiana, operates in Indiana, Illinois, Kentucky, Tennessee, Ohio and Missouri. Through its bank and non-bank affiliates, Old National provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment and insurance products.

INVESTMENT SECURITIES

Old National classifies investment securities as available-for-sale or held-to-maturity on the date of purchase. Securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholders' equity. Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders' equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

RESIDENTIAL LOANS HELD FOR SALE

Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Interest rate risk on a portion of Old National's residential loans held for sale have been hedged using fair value hedge accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The loans' carrying bases reflect the effects of the SFAS No. 133 adjustments.

LOANS

Loans are stated at the principal amount outstanding. Interest income is accrued on the principal balances of loans outstanding. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio, and historical loss experience. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.

A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National's policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Land is stated at cost. Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements - 7 to 39 years; and furniture and equipment - 3 to 10 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Interest costs on construction of qualifying assets are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," amortization on goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets are amortized, on an accelerated cash flow basis over the period benefited, ranging from 4 to 40 years.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the mortgage servicing rights retained based on the relative fair values of each. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Amortization of capitalized mortgage servicing rights is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets. Impairment of mortgage servicing rights exists if the book value of the mortgage servicing rights exceeds its estimated fair value. In determining impairment, mortgage servicing rights are stratified by interest rates. Critical assumptions used in determining fair value include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in expected mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Fair values are derived by using a statistical modeling technique utilizing third-party market-based prepayment rate assumptions. Negative adjustments to the value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable.

DERIVATIVE FINANCIAL INSTRUMENTS

Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to Financial Accounting Standards Board ("FASB") Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." For asset/liability management purposes, Old National uses interest rate contracts such as interest rate swaps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Such derivatives are used as part of the asset/liability management process and are linked to specific assets or liabilities, and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as providing exposure to risk. For a derivative designated as a fair value hedge, the derivative is recorded at fair value on the consolidated balance sheet. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The change in fair value of the derivative and hedged item (related to the hedged risk) along with any ineffectiveness of the hedge is recorded in current earnings. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the gain or loss is reported in earnings immediately. Upon close out or termination, the net settlement that offsets changes in the value of the hedged item is deferred and amortized into net interest income over the life of the hedged item. The net interest receivable or payable on swaps is accrued and recognized as an adjustment to the interest income or expense of the hedged asset or liability. Old National assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Old National enters into various stand-alone mortgage banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Old National also enters into various stand-alone derivative contracts primarily to focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as noninterest income in the statement of income.

Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Old National anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. In addition, Old National obtains collateral up to certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing. All of the contracts to which Old National is a party settle monthly, quarterly or semiannually. Further, Old National has netting agreements with the dealers with which it does business.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, are generally accounted for as collateralized financing transactions and are recorded at the amount of cash received in connection with the transaction. Short-term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year, adjusted to reflect all stock dividends. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock. The following table reconciles basic and diluted net income per share for the years ended December 31:

NET INCOME PER SHARE RECONCILIATION

                                                  2004                             2003                            2002
                                     ------------------------------   ------------------------------  -----------------------------
(dollars and shares in thousands,
except per share data)                INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT    INCOME      SHARES   AMOUNT
                                     --------   --------  ---------   --------   --------  ---------  ----------  -------  --------
BASIC NET INCOME PER SHARE
Income from operations               $ 67,571     69,452  $    0.97   $ 70,413     70,118  $    1.00  $  117,932   70,536  $   1.67
                                                          =========                        =========                       ========
EFFECT OF DILUTIVE SECURITIES
Restricted stock                            -         35                     -          -          -           -
Stock options                               -        537                     -         56          -         137
                                     --------   --------              --------   --------  ---------  ----------
DILUTED NET INCOME PER SHARE
Income from operations
and assumed conversions              $ 67,571     70,024  $    0.97   $ 70,413     70,174  $    1.00  $  117,932   70,673  $   1.67
                                     ========   ========  =========   ========  =========  =========  ==========  =======  ========

Options to purchase 26 shares, 6,047 shares and 1,898 shares outstanding at December 31, 2004, 2003 and 2002, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

STATEMENT OF CASH FLOWS DATA

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks and money market investments, which have maturities less than 90 days. Cash paid during 2004, 2003 and 2002 for interest was $168.7 million (net of capitalized interest of $1.6 million), $201.8 million (net of capitalized interest of $1.2 million) and $261.2 million (net of capitalized interest of $0.3 million), respectively. Cash paid for income tax during 2004, 2003 and 2002 was $6.6 million, $26.0 million and $33.0 million, respectively. Other noncash transactions include stock issued in acquisitions of subsidiaries of $21.1 million in 2003 and $15.4 million in 2002 and loans transferred to loans held for sale of $448.7 million in 2004 and $62.7 million in 2003.

IMPACT OF ACCOUNTING CHANGES

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," that requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. Old National expects to adopt SFAS No. 123R in the third quarter of 2005 using the modified prospective method. Under this method, Old National expects to expense approximately $1.3 million in 2005, $1.8 million in 2006 and $0.1 million in 2007 for unvested awards outstanding at the adoption date. At December 31, 2004, and until the effective date of SFAS No. 123R, Old National will apply Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Under APB Opinion No. 25, no compensation cost has been recognized for any of the years presented, except with respect to restricted stock plans as disclosed in the accompanying table. In accordance with SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" and SFAS No. 123, "Accounting for Stock-Based Compensation," Old National has presented in the following table net income and net income per share adjusted to proforma amounts had compensation costs for Old National's stock-based compensation plans been recorded based on fair values at grant dates. All per share data has been adjusted for stock dividends, including a 5% stock dividend distributed to shareholders on January 26, 2005.

(dollars in thousands, except per share data)                            2004        2003              2002
------------------------------------------------------                ----------  ----------        -----------
Net income as reported                                                $   67,571  $   70,413        $   117,932
RESTRICTED STOCK:
   Add: restricted stock compensation expense included
    in reported net income, net of related tax effects                       679           -                  -
   Deduct: restricted stock compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                                      (617)          -                  -
STOCK OPTIONS:
   Deduct: stock option compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                                    (4,122)     (6,002)            (2,992)
                                                                      ----------  ----------        -----------
   Proforma net income                                                $   63,511  $   64,411        $   114,940
                                                                      ==========  ==========        ===========
Basic net income per share:
   As reported                                                        $     0.97  $     1.00        $      1.67
   Proforma                                                                 0.91        0.92               1.63
Diluted net income per share:
   As reported                                                        $     0.97  $     1.00        $      1.67
   Proforma                                                                 0.91        0.92               1.63
                                                                      ----------  ----------        -----------

In March 2004, the Emerging Issues Task Force ("EITF"), a unit of the FASB, reached a consensus on EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This EITF Issue provides guidance on evaluating when securities losses should be deemed "other-than-temporary" and, consequently, written down through earnings. In November 2003, a consensus was reached on the section of this EITF Issue that mandates certain disclosures in annual financial statements for all investments in an unrealized loss position for which "other-than-temporary" impairments have not been recognized. The recognition and measurement guidance of this EITF Issue was effective for reporting periods beginning after June 15, 2004, and the disclosure requirements were effective for annual financial statements for fiscal years ending after December 15, 2003. Old National made the required disclosures in Note 3 to the consolidated financial statements. On September 30, 2004, the FASB issued a Final FASB Staff Position that delayed the effective date for the measurement and recognition guidance included in this EITF Issue to enable the FASB to issue implementation guidance. Until such guidance is finalized, it is uncertain whether this EITF Issue will have a material impact on Old National.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires annual and interim disclosures in addition to those in the original SFAS No. 132, which provides additional information regarding assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans. The revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. Old National adopted this statement as of December 31, 2003, and has included all such required disclosures in Note 13.

In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities," which was initially released in January 2003. FIN 46R provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. FIN 46R was effective for companies with "special-purpose entities" as of December 31, 2003. Old National does not have special-purpose entities. However, under this new guidance, Old National was required to deconsolidate ONB Capital Trust I and ONB Capital Trust II as these trusts no longer meet the definition of a related subsidiary under the terms of FIN 46R. This change also resulted in the remaining debt being disclosed in "other borrowings" beginning with the year ended December 31, 2003, compared to separate disclosure on the balance sheet prior to that date. The effect of this deconsolidation was an increase of $4.6 million to both assets and liabilities with no impact to the results of operations. The effective date for consolidation of all other entities was after March 15, 2004. Old National consolidated various low income housing partnerships on March 31, 2004, for which the impact on the results of operations and financial position was immaterial.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on net income.

NOTE 2 - ACQUISITION AND DIVESTITURE ACTIVITY

COMPLETED MERGERS

Old National acquired three companies in the non-bank services segment during 2003. All acquisitions were accounted for as purchases in accordance with SFAS No. 141.

                                                                      PURCHASE PRICE
                                                       ---------------------------------------------
(dollars in thousands)                                   SHARES       STOCK        CASH                              OTHER
ENTITY ACQUIRED                               DATE       ISSUED       VALUE        PAID       TOTAL      GOODWILL  INTANGIBLES
--------------------------------           ----------   ---------   ---------   ---------   ---------   ---------  -----------
Insurance and Risk Management              08/01/2003     590,411     $13,739     $16,206     $29,945     $14,213      $12,376
Graham and Peat Insurance Agency           06/01/2003     131,992       3,029          72       3,101       2,058        1,797
James L. Will Insurance Agency             05/01/2003     195,427       4,306          92       4,398       2,634        2,667
                                           ----------   ---------   ---------   ---------   ---------   ---------  -----------

Intangible assets related to client business relationships from these purchases are being amortized over a weighted-average amortization period of 19 years. Of the $18.9 million of goodwill recorded from these transactions $14.2 million is expected to be deductible for tax purposes. Unaudited financial statements of aggregate companies acquired during 2003 showed assets of $12.2 million on the acquisition dates and revenues from the beginning of the year to acquisition dates of $10.9 million with net income of $1.5 million. Contingent payments are often made as a result of these acquisitions. These payments, which are not deemed to be material, result in a change to the purchase price and goodwill when paid.

DIVESTITURES

During 2004, Old National sold its Greencastle, Indiana insurance operations and Robinson, Illinois trust operations resulting in pre-tax gains totaling $1.2 million. During 2003, Old National sold its Fort Wayne, Indiana, trust operations resulting in a pre-tax gain totaling $0.3 million. Old National finalized the sales of branches in the normal course of business resulting in a pre-tax gain totaling $12.5 million during 2002.

Subsequent to December 31, 2004, Old National committed to a plan to sell selected non-strategic assets consisting of non-bank subsidiaries to better align its operations with its market and product focus. See Note 23 for further discussion regarding the expected divestitures identified subsequent to December 31, 2004.

NOTE 3 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

                                                                 AMORTIZED         UNREALIZED        UNREALIZED         FAIR
(dollars in thousands)                                             COST              GAINS             LOSSES           VALUE
-----------------------------------------                      ------------        ----------        ----------     ------------
2004
AVAILABLE-FOR-SALE
U.S. Treasury                                                  $     67,661        $        -        $     (824)    $     66,837
U.S. Government agencies and corporations                           641,121               466            (9,114)         632,473
Mortgage-backed securities                                        1,280,051             6,443           (19,174)       1,267,320
States and political subdivisions                                   568,970            29,191              (530)         597,631
Other securities                                                    218,339             3,200              (385)         221,154
                                                               ------------        ----------        ----------     ------------
  Total available-for-sale securities                          $  2,776,142        $   39,300        $  (30,027)    $  2,785,415
                                                               ============        ==========        ==========     ============
HELD-TO-MATURITY
Mortgage-backed securities                                     $    177,794        $       98        $   (1,726)    $    176,166
                                                               ============        ==========        ==========     ============
2003
AVAILABLE-FOR-SALE
U.S. Treasury                                                  $     25,972        $      115        $      (30)    $     26,057
U.S. Government agencies and corporations                           590,941             1,863           (11,984)         580,820
Mortgage-backed securities                                        1,306,293            12,629           (20,041)       1,298,881
States and political subdivisions                                   617,703            37,543              (178)         655,068
Other securities                                                     92,192             3,862               (30)          96,024
                                                               ------------        ----------        ----------     ------------
  Total available-for-sale securities                          $  2,633,101        $   56,012        $  (32,263)    $  2,656,850
                                                               ============        ==========        ==========     ============
HELD-TO-MATURITY
Mortgage-backed securities                                     $    210,905        $      170        $   (1,759)    $    209,316
                                                               ============        ==========        ==========     ============

Proceeds from sales of investment securities available-for-sale were $341.5 million in 2004, $1.063 billion in 2003 and $762.1 million in 2002. In 2004, realized gains were $4.9 million and losses were $2.0 million. In 2003, realized gains were $24.3 million and losses were $0.7 million. In 2002, realized gains were $12.7 million and losses were $0.3 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.542 billion in 2004 and $1.743 billion in 2003.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

                                          2004                                            2003
                               -------------------------     WEIGHTED            --------------------------  WEIGHTED
(dollars in thousands)          AMORTIZED        FAIR         AVERAGE             AMORTIZED       FAIR       AVERAGE
MATURITY                          COST           VALUE         YIELD                COST          VALUE       YIELD
----------------------         ------------   -----------    ---------           -----------  -------------  --------
AVAILABLE-FOR-SALE
Within one year                $     34,793   $    34,894        3.15 %          $   148,498  $     149,591     4.31 %
One to five years                   893,490       897,625        3.58              1,394,858      1,402,042     4.46
Five to ten years                   540,235       538,164        3.96                704,216        698,180     4.60
Beyond ten years                  1,307,624     1,314,732        4.50                385,529        407,037     7.29
                               ------------   -----------    ---------           -----------  -------------  --------
  Total                        $  2,776,142   $ 2,785,415        4.08 %          $ 2,633,101  $   2,656,850     4.90 %
                               ============   ===========    =========           ===========  =============  ========

HELD-TO-MATURITY
One to five years              $    177,794   $   176,166        4.31 %          $   210,905  $     209,316     4.29 %
                               ============   ===========    =========           ===========  =============  ========

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

                                                LESS THAN 12 MONTHS       12 MONTHS OR LONGER             TOTAL
                                              -----------------------   -----------------------   -----------------------
                                                FAIR       UNREALIZED     FAIR       UNREALIZED      FAIR      UNREALIZED
(dollars in thousands)                          VALUE        LOSSES       VALUE        LOSSES        VALUE       LOSSES
-------------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
2004
AVAILABLE-FOR-SALE
U.S. Treasury                                 $   66,837   $     (824)      $    -      $     -   $   66,837   $     (824)
U.S. Government agencies and corporations        390,016       (3,460)     172,597       (5,654)     562,613       (9,114)
Mortgage-backed securities                       609,186       (7,099)     372,850      (12,075)     982,036      (19,174)
States and political subdivisions                 28,661         (509)         805          (21)      29,466         (530)
Other securities                                  96,863         (365)         693          (20)      97,556         (385)
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total available-for-sale                      $1,191,563   $  (12,257)  $  546,945   $  (17,770)  $1,738,508   $  (30,027)
                                              ==========   ==========   ==========   ==========   ==========   ==========

HELD-TO-MATURITY
Mortgage-backed securities                    $  137,330   $   (1,726)  $        -   $        -   $  137,330   $   (1,726)
                                              ==========   ==========   ==========   ==========   ==========   ==========

2003
AVAILABLE-FOR-SALE
U.S. Treasury                                 $    7,939   $      (30)  $        -   $        -   $    7,939   $      (30)
U.S. Government agencies and corporations        399,248      (11,984)           -            -      399,248      (11,984)
Mortgage-backed securities                       837,218      (20,041)           -            -      837,218      (20,041)
States and political subdivisions                 17,243         (167)         444          (11)      17,687         (178)
Other securities                                     688          (30)           -            -          688          (30)
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total available-for-sale                      $1,262,336   $  (32,252)  $      444   $      (11)  $1,262,780   $  (32,263)
                                              ==========   ==========   ==========   ==========   ==========   ==========

HELD-TO-MATURITY
Mortgage-backed securities                    $  162,808   $   (1,759)         $ -          $ -   $  162,808   $   (1,759)
                                              ==========   ==========   ==========   ==========   ==========   ==========

Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by the U.S. government or its agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

NOTE 4 - LOANS HELD FOR SALE

At December 31, 2004 and 2003, Old National had residential loans held for sale of $22.5 million and $16.3 million, respectively. As of December 31, 2004 and 2003, ineffectiveness related to the hedge of a portion of the residential loans held for sale as calculated in accordance with SFAS No. 133 was immaterial.

During 2004, residential real estate loans held for investment of $405.6 million were reclassified to residential loans held for sale and sold for $404.4 million resulting in a write-down on loans transferred to held for sale of $1.2 million, which was recorded as a reduction to the allowance for loan losses. Also, in connection with this transaction, mortgage servicing rights of $2.7 million were capitalized, and a net gain of $2.7 million was recognized. Also, during 2004, Old National entered into an ongoing agency agreement with a third party for assistance with facilitation of periodic loan sales. In connection with this arrangement, commercial and commercial real estate loans held for investment of $43.1 million were transferred to loans held for sale and sold for $39.7 million net of expenses, resulting in a net write-down on loans transferred to held for sale of $3.4 million, which was recorded as a reduction to the allowance for loan losses. At December 31, 2004, there were no loans held for sale under this arrangement.

During 2003, residential real estate loans of $14.5 million and commercial loans of $48.2 million held for investment were reclassified to loans held for sale and sold for $11.1 million and $36.9 million, respectively. This resulted in write-downs on loans transferred to held for sale of $3.4 million and $11.3 million, respectively, which were recorded as reductions to the allowance for loan losses.

NOTE 5 - LOANS

The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)                     2004               2003
----------------------                     ----               ----
Commercial                              $1,550,640         $1,618,095
Commercial real estate                   1,653,122          1,849,275
Residential real estate                    555,423            939,422
Consumer credit, net of unearned         1,205,657          1,163,325
                                        ----------         ----------
   Total loans                          $4,964,842         $5,570,117
                                        ==========         ==========

Through its affiliate bank, Old National makes loans to clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Old National predominately operates in the geographic market areas of Indiana, Illinois, Kentucky and Tennessee. Old National has no concentration of loans in any single industry exceeding 10% of its portfolio.

Executive officers and directors of Old National and significant subsidiaries and their related interests are loan clients of Old National's affiliate bank in the normal course of business. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties and involve no unusual risk of collectibility. An analysis of the current year activity of these loans is as follows:

(dollars in thousands)               2004
----------------------               ----
Balance, January 1                 $ 21,099
New loans                            78,572
Repayments                          (62,113)
Officer and director changes         (8,609)
                                   --------
Balance, December 31               $ 28,949
                                   ========

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

(dollars in thousands)                                     2004        2003        2002
----------------------                                     ----        ----        ----
Balance, January 1, as previously reported               $ 95,235    $ 87,742    $ 74,241
Transfer (to) from allowance for unfunded commitments         755      (9,336)          -
Additions:
   Provision charged to expense                            22,400      85,000      33,500
Deductions:
   Write-downs from loans transferred to held for sale      4,611      14,744           -
   Loans charged-off                                       41,246      61,654      27,576
   Recoveries                                             (13,216)     (8,227)     (7,577)
                                                         --------    --------    --------
      Net charge-offs                                      32,641      68,171      19,999
                                                         --------    --------    --------
Balance, December 31                                     $ 85,749    $ 95,235    $ 87,742
                                                         ========    ========    ========

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities. Prior period amounts deemed to be material were reclassified for conformity of presentation and comparability of ratios related to the allowance for loan losses.

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(dollars in thousands)                            2004       2003
----------------------                            ----       ----
Impaired loans without a valuation allowance    $ 13,052   $ 31,027
Impaired loans with a valuation allowance         30,626     60,562
                                                --------   --------
   Total impaired loans                         $ 43,678   $ 91,589
                                                ========   ========
Valuation allowance related to impaired loans   $ 14,282   $ 20,588
                                                --------   --------

Total nonaccrual loans                          $ 54,890   $104,627
Total loans past due 90 days or more
 and still accruing                                2,414      5,120
                                                --------   --------

For the year ended December 31, 2004, the average balance of impaired loans was $79.1 million for which no interest was recorded. For the year ended December 31, 2003, the average balance of impaired loans was $182.6 million for which no interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2004 and 2003, Old National had goodwill in the amount of $129.9 million and $129.3 million, respectively. Old National performed its annual impairment testing resulting in no impairment for 2004 and 2003. Fair values used for this test are estimated using the expected present value of future cash flows. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment. The changes in the carrying amount of goodwill by segment for the years ended December 31 were as follows:

                                                     COMMUNITY     NON-BANK
(dollars in thousands)                                BANKING      SERVICES       TOTAL
----------------------                               ---------     --------       -----
Balance, January 1, 2003                               $70,944      $39,704     $110,648
   Goodwill acquired during the year                         -       18,905       18,905
   Adjustments to goodwill acquired in prior year            -          (74)         (74)
   Goodwill related to divestitures                          -         (228)        (228)
                                                       -------      -------     --------
Balance, December 31, 2003                              70,944       58,307      129,251
   Adjustments to goodwill acquired in prior year            -          696          696
                                                       -------      -------     --------
Balance, December 31, 2004                             $70,944      $59,003     $129,947
                                                       =======      =======     ========

Old National continues to amortize definite-lived intangible assets over the estimated remaining life of each respective asset. At December 31, 2004, Old National had $38.9 million in unamortized intangible assets compared with $41.9 million in unamortized intangible assets at December 31, 2003. Indefinite-lived assets of $2.8 million were included in each year.

The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of December 31:

                                                 GROSS CARRYING   ACCUMULATED    NET CARRYING
       (dollars in thousands)                        AMOUNT       AMORTIZATION      AMOUNT
---------------------------------------          --------------  -------------   ------------
2004
Amortized intangible assets:
   Core deposit                                    $   5,574       $ (3,639)      $  1,935
   Customer business relationships                    36,767         (4,185)        32,582
   Non-compete agreements                              1,100           (137)           963
   Technology                                          1,300           (712)           588
                                                   ---------       --------       --------
      Total amortized intangible assets               44,741         (8,673)        36,068
Unamortized intangible assets:
   Trade name                                          2,800              -          2,800
                                                   ---------       --------       --------
      Total intangible assets                      $  47,541       $ (8,673)      $ 38,868
                                                   =========       ========       ========
2003
Amortized intangible assets:
   Core deposit                                    $   5,574       $ (3,044)      $  2,530
   Customer business relationships                    36,676         (1,984)        34,692
   Non-compete agreements                              1,100            (82)         1,018
   Technology                                          1,300           (428)           872
                                                   ---------       --------       --------
      Total amortized intangible assets               44,650         (5,538)        39,112
Unamortized intangible assets:

   Trade name                                          2,800              -          2,800
                                                   ---------       --------       --------
      Total intangible assets                      $  47,450       $ (5,538)      $ 41,912
                                                   =========       ========       ========

Total amortization expense associated with intangible assets was $3.2 million in 2004, $2.6 million in 2003 and $1.2 million in 2002. The following is the estimated amortization expense for the future years.

(dollars in thousands)
----------------------
       2005                 $  3,069
       2006                    2,853
       2007                    2,389
       2008                    2,226
       2009                    2,134
       Thereafter             23,397
                            --------
         Total              $ 36,068
                            ========

NOTE 8 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights derived from loans sold with servicing retained were $15.8 million and $14.7 million at December 31, 2004 and 2003, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at December 31 was $1.955 billion in 2004, $1.738 billion in 2003 and $1.523 billion in 2002.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance:

(dollars in thousands)                               2004         2003
----------------------                               ----         ----
Balance before valuation allowance, January 1      $ 15,790     $ 13,423
   Rights capitalized                                 6,250        8,655
   Amortization                                      (6,211)      (6,288)
                                                   --------     --------
Balance before valuation allowance, December 31      15,829       15,790
                                                   --------     --------
Valuation allowance:
Balance, January 1                                   (1,131)      (2,056)
   Additions to valuation allowance                  (2,390)      (6,433)
   Reductions to valuation allowance                  3,521        7,358
                                                   --------     --------
Balance, December 31                                      -       (1,131)
                                                   --------     --------
Mortgage servicing rights, net                     $ 15,829     $ 14,659
                                                   ========     ========

The following summarizes the fair market value of mortgage servicing rights as of December 31 and the key economic assumptions used in determining this value as well as a sensitivity analysis:

(dollars in thousands)                                 2004         2003
----------------------                                 ----         ----
Fair value                                           $ 17,121     $ 15,039
Expected weighted-average life (in years)                 5.2          5.2
Weighted-average prepayment speed assumptions             315          335
Discount rate                                            9.10 %       8.50 %

Prepayment speed assumptions:

   Decrease in fair value from 10% adverse change    $   (865)    $   (743)
   Decrease in fair value from 20% adverse change      (1,650)      (1,423)

Discount rate:

   Decrease in fair value from 10% adverse change        (456)        (376)
   Decrease in fair value from 20% adverse change        (890)        (735)

The key economic assumptions used in determining the fair value of mortgage servicing rights capitalized during the year was as follows:

(dollars in thousands)                                    2004              2003
----------------------                                    ----              ----
Weighted-average prepayment speed assumptions              310               397
Weighted-average life (in years)                           6.1               4.4
Weighted-average discount rate                            9.30%             9.43%
                                                          ----              ----

NOTE 9 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $675.8 million and $760.3 million, respectively. At December 31, 2004, the scheduled maturities of time deposits were as follows:

(dollars in thousands)
----------------------
Due in 2005                        $   977,728
Due in 2006                            566,459
Due in 2007                            296,846
Due in 2008                            123,667
Due in 2009                             93,310
Thereafter                             530,808
                                   -----------
   Total                           $ 2,588,818
                                   ===========

NOTE 10 - SHORT-TERM BORROWINGS

The following table presents the distribution of Old National's short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

                                                                    OTHER
                                   FEDERAL FUNDS   REPURCHASE     SHORT-TERM
(dollars in thousands)               PURCHASED     AGREEMENTS     BORROWINGS        TOTAL
-------------------------------    -------------   ----------     ----------        -----
2004
Outstanding at year-end              $ 39,273       $288,934       $ 19,146       $347,353
Average amount outstanding            105,353        284,689         16,079        406,121
Maximum amount outstanding at
any month-end                         243,954        332,447         37,530
Weighted average interest rate:
   During year                           1.07%          0.91%          0.99%          0.96%
   End of year                           1.93           1.67           1.90           1.72
                                     --------       --------       --------       --------
2003
Outstanding at year-end              $123,582       $276,471       $ 14,535       $414,588
Average amount outstanding            340,124        327,101         20,363        687,588
Maximum amount outstanding at
any month-end                         592,880        429,425         73,397
Weighted average interest rate:
   During year                           1.18%          0.91%          1.42%          1.06%
   End of year                           0.92           0.94           0.77           0.93
                                     --------       --------       --------       --------
2002
Outstanding at year-end              $500,180       $334,418       $ 83,751       $918,349
Average amount outstanding            299,846        323,386         65,726        688,958
Maximum amount outstanding at
any month-end                         500,180        352,687        281,889
Weighted average interest rate:
   During year                           1.67%          1.49%          1.76%          1.59%
   End of year                           1.21           1.09           1.42           1.18
                                     --------       --------       --------       --------

NOTE 11 - FINANCING ACTIVITIES

The following table summarizes Old National's other borrowings at December 31:

(dollars in thousands)                                                     2004              2003
----------------------                                                  ----------        ----------
OLD NATIONAL BANCORP:
   Medium-term notes, Series 1997 (fixed rates
    3.50% to 7.03%) maturities August 2007 to
    June 2008                                                           $  110,000        $  113,200
   Junior subordinated debentures (fixed rates
    8.00% to 9.50%) maturities March 2030
    to April 2032                                                          150,000           150,000
   SFAS 133 fair value hedge and other basis adjustments                     2,374             7,336
OLD NATIONAL BANK:
   Securities sold under agreements to repurchase (fixed
    rates 1.70% to 2.75% and variable rates 2.07% to
    3.06%) maturities January 2007 to December 2009                        245,000           248,000
   Federal Home Loan Bank advances (fixed rates
    4.28% to 8.34%) maturities January 2005 to
    October 2022                                                           484,837           765,347
   Senior unsecured bank notes (fixed rate 3.95%
    and variable rates 1.99% to 2.84%) maturities
    January 2005 to February 2008                                          165,000           190,000
   Subordinated bank notes (fixed rate 6.75%)
    maturing October 2011                                                  150,000           150,000
   Capital lease obligation                                                  4,523                 -
   SFAS 133 fair value hedge and other basis adjustments                       927               209
                                                                        ----------        ----------
      Total other borrowings                                            $1,312,661        $1,624,092
                                                                        ==========        ==========

Contractual maturities of long-term debt at December 31, 2004, were as follows:

(dollars in thousands)
----------------------
Due in 2005                                                      $   195,082
Due in 2006                                                           78,402
Due in 2007                                                          157,034
Due in 2008                                                          343,037
Due in 2009                                                           76,040
Thereafter                                                           459,765
SFAS 133 fair value hedge and other basis adjustments                  3,301
                                                                 -----------
   Total                                                         $ 1,312,661
                                                                 ===========

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 5.79% and 5.48% at December 31, 2004, and 2003, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

SUBORDINATED BANK NOTES

Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

JUNIOR SUBORDINATED DEBENTURES

In accordance with FIN 46, junior subordinated debentures related to trust preferred securities are classified in "other borrowings" beginning in 2003.

Old National guarantees the payment of distributions on the trust preferred securities issued by ONB Capital Trust II. ONB Capital Trust II issued $100 million in preferred securities in April 2002. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II.

Old National guarantees the payment of distributions on the trust preferred securities issued by ONB Capital Trust I. ONB Capital Trust I issued $50 million in preferred securities in March 2000. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 9.5% or $2.375 per share payable quarterly and maturing on March 15, 2030. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust I.

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

At December 31, 2004, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
----------------------
2005                                                                       $   371
2006                                                                           371
2007                                                                           371
2008                                                                           371
2009                                                                           390
Thereafter                                                                  12,875
                                                                           -------
   Total minimum lease payments                                             14,749
Less amounts representing interest                                          10,226
                                                                           -------
   Present value of net minimum lease payments                             $ 4,523
                                                                           =======

NOTE 12 - TAXES

Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)                  2004         2003         2002
----------------------                --------     --------     --------
Provision at statutory rate of 35%    $ 26,125     $ 27,804     $ 53,403
Tax-exempt income                      (18,486)     (19,055)     (19,060)
State income taxes                        (557)        (594)       1,377
Other, net                                 (10)         872       (1,071)
                                      --------     --------     --------
  Income tax expense                  $  7,072     $  9,027     $ 34,649
                                      ========     ========     ========
Effective tax rate                         9.5%        11.4%        22.7%
                                      --------     --------     --------

The effective tax rate was significantly lower in 2004 and 2003 compared to 2002. The main factor for the significant decrease in the effective tax rate was that tax-exempt income comprised a larger percentage of total income. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)                     2004         2003         2002
----------------------                   --------     --------     --------
Income taxes currently payable
   Federal                               $ 11,972     $ 16,715     $ 31,829
   State                                     (856)        (914)       2,114
Deferred income taxes related to:
   Provision for loan losses                2,769       (6,505)      (5,642)
   Other, net                              (6,813)        (269)       6,348
                                         --------     --------     --------
Deferred income tax expense (benefit)      (4,044)      (6,774)         706
                                         --------     --------     --------
   Provision for income taxes            $  7,072     $  9,027     $ 34,649
                                         ========     ========     ========

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)                  2004         2003
----------------------                --------     --------
DEFERRED TAX ASSETS
Allowance for loan losses,
 net of recapture                     $ 37,603     $ 40,372
Benefit plans accruals                   2,903        3,706
AMT credit                              14,777        8,389
Net operating loss                      10,616        8,523
Unrealized losses on hedges              1,319          465
Other, net                               6,711        1,416
                                      --------     --------
   Total deferred tax assets          $ 73,929     $ 62,871
                                      --------     --------
DEFERRED TAX LIABILITIES
Premises and equipment                 (11,046)      (3,580)
Accretion on investment securities        (307)         (47)
Unrealized gains on available-
 for-sale investment securities         (2,569)      (9,398)
Lease receivable, net                   (9,752)     (12,713)
Mortgage servicing rights               (6,173)      (5,717)
Purchase accounting                     (7,986)      (7,047)
                                      --------     --------
   Total deferred tax liabilities      (37,833)     (38,502)
                                      --------     --------
   Net deferred tax assets            $ 36,096     $ 24,369
                                      ========     ========

No valuation allowance was recorded at December 31, 2004 and 2003.

Old National has a federal net operating loss carryforward totaling $25.8 million that may be offset against future taxable income. If not used, $22.3 million of the carryforward will expire in 2023 and $3.5 million of the carryforward will expire in 2024.

NOTE 13 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National has qualified and nonqualified noncontributory defined benefit pension plans. During 2001, Old National amended the plans freezing the benefits accrued for all participants except active participants who had completed at least 20 years of service or who had attained age 50 with at least five years of vesting service. In addition, the amendment discontinued new enrollments under the plans after December 31, 2001.

Retirement benefits are based on years of service and compensation during the highest paid five years of employment. Old National's policy is to contribute at least the minimum funding requirement determined by the plan's actuary. Old National uses a December 31 measurement date for its defined benefit pension plans.

The following table sets forth the plan's benefit obligation and funded status at December 31:

(dollars in thousands)           2004       2003        2002
----------------------        ---------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Balance at January 1          $  63,519   $ 54,267   $ 51,912
Service cost                      1,993      1,866      1,816
Interest cost                     3,972      3,846      3,720
Benefits paid                    (6,554)    (4,605)    (6,422)
Actuarial loss                       94      8,145      3,241
                              ---------   --------   --------
   Balance at December 31        63,024     63,519     54,267
                              ---------   --------   --------

CHANGE IN PLAN ASSETS
Fair value at January 1          44,935     27,409     32,253
Actual return on plan assets      2,494      3,405     (2,549)
Employer contributions            8,935     18,726      4,127
Benefits paid                    (6,554)    (4,605)    (6,422)
                              ---------   --------   --------
   Fair value at December 31     49,810     44,935     27,409
                              ---------   --------   --------
   Funded status                (13,214)   (18,584)   (26,858)
Unrecognized:
   Net actuarial loss            22,883     23,298     17,436
   Transition asset                   -       (431)      (862)
   Prior service cost               200        233        267
                              ---------   --------   --------
   Net amount recognized      $   9,869   $  4,516   $(10,017)
                              =========   ========   ========

Net amount recognized in
 financial statements:
  Prepaid benefit cost        $  12,099   $  6,187   $      -
  Accrued benefit liability      (2,230)    (1,671)   (10,017)
                              ---------   --------   --------
  Net amount recognized       $   9,869   $  4,516   $(10,017)
                              =========   ========  =========

The accumulated benefit obligation for the defined benefit pension plans was $48.6 million, $45.6 million and $39.1 million at December 31, 2004, 2003 and 2002, respectively. The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)                2004       2003        2002
----------------------              --------   --------   ---------
Service cost                        $  1,993   $  1,866   $   1,816
Interest cost                          3,972      3,846       3,720
Expected return on plan assets        (3,556)    (2,411)     (2,622)
Amortization of prior service cost        33         33          33
Amortization of transitional asset      (431)      (431)       (431)
Recognized actuarial loss              1,571      1,291         373
                                    --------   --------   ---------
   Net periodic benefit cost        $  3,582   $  4,194   $   2,889
                                    ========   ========   =========

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

                                    2004       2003       2002
                                    ----       ----       ----
Discount rate                       6.00%      6.25%      6.75%
Rate of compensation increase       4.00       5.00       5.00

The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were as follows:

                                   2004      2003       2002
                                   ----      ----       ----
Discount rate                      6.25%     6.75%      7.25%
Expected return on plan assets     8.00      8.00       8.00
Rate of compensation increase      5.00      5.00       5.00

Old National's pension plan weighted-average asset allocations at December 31 by asset category were as follows:

                                 2005 TARGET
ASSET CATEGORY                    ALLOCATION    2004       2003        2002
-----------------                -----------    ----       ----        ----
Equity securities                  40 - 70%       61%        50%         53%
Debt securities                    30 - 60%       35         27          39
Cash equivalents                    0 - 15%        4         23           8
                                   -------      ----       ----        ----
   Total                                         100%       100%        100%
                                   =======      ====       ====        ====

The expected long-term rate of return on assets, based on 10-year compounded trailing returns on equity and fixed income indices weighted by the typical asset allocation for the plan, exceeds the assumed long-term rate of return of 8%. This assumption is monitored on an on-going basis.

The plan's assets are invested in the plan trust within the ranges specified above. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. Equity securities included common stock of Old National in the amount of $3.9 million (8% of total plan assets), $3.3 million (7% of total plan assets) and $3.4 million (12% of total plan assets) at December 31, 2004, 2003 and 2002 respectively.

At December 31, 2003, asset category allocations were outside the target range due to a December employer contribution included in cash equivalents. On January 31, 2004, subsequent to investing this contribution, allocations were 60% equity securities, 31% debt securities and 9% cash equivalents.

During the fourth quarter of 2004, Old National made an additional contribution of $8.1 million to the plan. Old National expects to contribute $0.6 million to the pension plan in 2005. In addition, the following benefit payments, which reflect expected future service, are expected to be paid:

(dollars in thousands)
----------------------
2005                                         $ 1,823
2006                                           2,122
2007                                           2,438
2008                                           2,804
2009                                           2,762
Years 2010 - 2014                             20,706

EMPLOYEE STOCK OWNERSHIP PLAN

Old National has an Employee Stock Ownership Plan (ESOP) covering all associates who have completed an eligibility period of at least 12 months of employment and 1,000 hours of service, as defined under the plan. Old National's contributions to the plan are made in the form of Old National Bancorp stock or cash contributed to the plan for purchase of Old National Bancorp stock on the market. Contributions made to the plan are a percentage match up to 4% of covered salaries, based on years of service, of each eligible participant's contributions to the Old National Bancorp Employees' Savings Plan (401k). In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Old National's Board of Directors' designated discretionary contributions equal to 5%, 4% and 5% of each participant's salary in 2004, 2003 and 2002, respectively. The plan includes a diversification feature which permits plan participants, upon reaching age 55, to sell up to 100% of their Old National Bancorp shares on the market and invest proceeds in their 401k. Dividends paid on shares held by the plan are charged to retained earnings. Participants can annually elect to have dividends reinvest in the plan or have dividends be paid to the participant. All shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.

At December 31, 2004, 2003 and 2002, the number of allocated shares in the plan were 2.5 million, 2.4 million and 2.1 million, respectively. Unallocated shares were minimal for these years. Contribution expense under the plan was $9.5 million in 2004, $7.4 million in 2003 and $7.7 million in 2002. Effective January 1, 2005, the Employee Stock Ownership Plan and the Employees' Saving Plan (401k) were merged into a single plan with the same terms and conditions as the predecessor plans.

STOCK-BASED COMPENSATION

Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to
7.6 million shares of common stock. At December 31, 2004, 6.5 million shares were outstanding under the plan, including 6.3 million stock options and 0.2 million shares of restricted stock as described below, and 1.1 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Old National accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. See Note 1 for proforma net income and net income per share data. All per share data and exercise price data have been adjusted for a 5% stock dividend that was declared to shareholders of record on January 5, 2005, and distributed on January 26, 2005.

Stock Options

On February 2, 2004, Old National granted 0.3 million stock options to key associates at an option price of $20.43, the closing price of Old National's stock on that date. The options vested 100% on December 31, 2004, and expire in ten years. Also during 2004, Old National granted 26.3 thousand shares to a key associate at an option price of $23.99, the closing price of Old National's stock on that date. These options vest 100% on September 7, 2005, and expire in ten years. On January 31, 2003, Old National granted 2.7 million stock options to key associates at an option price of $20.68, the closing price of Old National's stock on that date. On January 22, 2002, Old National granted 2.1 million stock options to key associates at an exercise price of $20.59, the closing price of Old National's stock on that date. The 2003 and 2002 options vest 25% per year over a four-year period and expire in ten years. If certain financial targets are achieved, vesting is accelerated. At December 31, 2004, Old National had 6.3 million of stock options outstanding. The fair value of each option grant is estimated on the date of grant using a ten-year expected life and the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 3.4% in 2004, 3.1% in 2003 and 3.0% in 2002; expected volatility of 18.4% in 2004, 18.0% in 2003 and 18.0% in
2002; and a risk-free rate of 4.5% in 2004, 4.5% in 2003 and 5.4% in 2002.

                                             2004               2003               2002
                                        -----------------  -----------------  -----------------
                                                 WEIGHTED           WEIGHTED           WEIGHTED
                                                 AVERAGE            AVERAGE            AVERAGE
                                                 EXERCISE           EXERCISE           EXERCISE
(shares in thousands)                   SHARES     PRICE   SHARES    PRICE    SHARES    PRICE
--------------------------------------  -------  --------  -------  --------  -------  --------
Outstanding, January 1                   6,790   $ 20.80    4,257   $ 20.83    2,358   $ 20.75
Granted                                    321     20.74    2,738     20.68    2,079     20.59
Exercised                                 (254)    18.73      (22)     9.21      (60)     8.92
Forfeited                                 (529)    21.86     (183)    21.01     (120)    21.15
                                        ------   -------   ------   -------   ------   -------
Outstanding, December 31                 6,328   $ 20.88    6,790   $ 20.80    4,257   $ 20.83
                                        ======   =======   ======   =======   ======   =======
Options exercisable at end of year       3,956   $ 20.99    2,312   $ 20.91    1,024   $ 20.24
Weighted-average fair value of options
granted during the year                             4.00               4.18               4.89
                                        ------   -------   ------   -------   ------   -------

Information pertaining to options outstanding was as follows at December 31, 2004:

(shares in                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
thousands)       -----------------------------------------  ---------------------
                                   WEIGHTED       WEIGHTED               WEIGHTED
                                   AVERAGE        AVERAGE                AVERAGE
RANGE OF              NUMBER      REMAINING       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE    PRICE    EXERCISABLE   PRICE
---------------  ------------  ----------------  ---------  -----------  --------
 $ 5.08 -  5.08        1            0.3  YEARS   $   5.08         1      $  5.08
   9.21 - 11.12       30            2.0             10.29        30        10.29
  11.90 - 14.36       18            3.4             13.06        18        13.06
  15.82 - 17.16       14            3.1             16.45        14        16.45
  20.43 - 23.99    6,265            7.4             20.96     3,893        21.13
                   -----            ---          --------     -----      -------
   Total           6,328            7.3          $  20.88     3,956      $ 20.99
                   =====            ===          ========     =====      =======

Restricted Stock

On July 22, 2004, Old National's Board of Directors approved a restricted stock award to grant 0.2 million shares to certain key officers. The shares vest at the end of a thirty-two month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At December 31, 2004, 0.2 million shares were issued at an estimated value of $6.7 million based on the stock price on that date. The expense recognized during 2004 related to the vesting of these awards was $1.0 million. The remaining $5.7 million of deferred compensation is included as a component of capital surplus.

NOTE 14 - OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM

During 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2004, Old National had issued 11,289 shares under this program.

NOTE 15 - SHAREHOLDERS' EQUITY

STOCK DIVIDEND

A 5% stock dividend was declared on December 9, 2004, and distributed on January 26, 2005, to the shareholders of record on January 5, 2005. The 5% stock dividend was issued from retained earnings and capital surplus. Old National issued 2.9 million shares from retained earnings at market price and issued 0.4 million shares from capital surplus as a return of shareholder investment. All share and per share amounts have been retroactively adjusted to reflect this stock dividend.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. As of December 31, 2004, 0.5 million authorized and unissued common shares were reserved for issuance under the plan. A new plan became effective on January 6, 2005, which increased the total authorized and unissued common shares reserved for issuance to 3.5 million.

SHAREHOLDER RIGHTS PLAN

Old National has adopted a Shareholder Rights Plan whereby one right is distributed for each outstanding share of Old National's common stock. The rights become exercisable on the tenth day following a public announcement that a person has acquired or intends to acquire beneficial ownership of 20% or more of Old National's outstanding common stock. Upon exercising the rights, the holder is entitled to buy 1/100 of a share of Junior Preferred Stock at $60, subject to adjustment, for every right held. Upon the occurrence of certain events, the rights may be redeemed by Old National at a price of $0.01 per right.

In the event an acquiring party becomes the beneficial owner of 20% or more of Old National's outstanding shares, rights holders (other than the acquiring person) may purchase two shares of Old National common stock for the price of one share at the then market price. If Old National is acquired and is not the surviving corporation, or if Old National survives a merger but has all or part of its common stock exchanged, each rights holder will be entitled to acquire shares of the acquiring company with a value of two times the then exercise price for each right held.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INVESTMENT SECURITIES

Fair values for investment securities, excluding Federal Home Loan Bank stock, are based on quoted market prices, if available. For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

RESIDENTIAL LOANS HELD FOR SALE

The fair value of residential loans held for sale is based on quoted market prices. A portion of the residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133. The loans' carrying bases reflects the effects of the SFAS No. 133 adjustments.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considered the difference between current levels of interest rates and committed rates. For further information regarding the notional amounts of these financial instruments, see Notes 18 and 19.

The estimated carrying and fair values of Old National's financial instruments as of December 31 are as follows:

                                                      CARRYING        FAIR
(dollars in thousands)                                 VALUE         VALUE
-------------------------------------------------    ----------    ----------
2004
FINANCIAL ASSETS
Cash, due from banks and money market investments    $  216,998    $  216,998
Investment securities available-for-sale              2,785,415     2,785,415
Investment securities held-to-maturity                  177,794       176,166
Federal Home Loan Bank stock                             49,542        49,542
Residential loans held for sale                          22,484        22,572
Loans, net                                            4,879,093     4,860,823
Mortgage servicing rights                                15,829        17,121
Derivative assets                                         9,322         9,322

FINANCIAL LIABILITIES
Deposits                                             $6,414,263    $6,421,718
Short-term borrowings                                   347,353       347,353
Other borrowings                                      1,312,661     1,356,568
Derivative liabilities                                   18,399        18,399
Standby letters of credit                                   396           396

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit                         $        -    $    1,748
Commercial letters of credit                                  -            41
-------------------------------------------------    ----------    ----------
2003
FINANCIAL ASSETS
Cash, due from banks and money market investments    $  236,889    $  236,889
Investment securities available-for-sale              2,656,850     2,656,850
Investment securities held-to-maturity                  210,905       209,316
Federal Home Loan Bank stock                             49,490        49,490
Residential loans held for sale                          16,338        16,435
Loans, net                                            5,474,882     5,469,966
Mortgage servicing rights                                14,659        15,039
Derivative assets                                        15,244        15,244

FINANCIAL LIABILITIES

Deposits                                             $6,493,092    $6,542,898
Short-term borrowings                                   414,588       414,588
Other borrowings                                      1,624,092     1,692,186
Derivative liabilities                                   13,024        13,024
Standby letters of credit                                   326           326

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Commitments to extend credit                         $        -    $    2,590
Commercial letters of credit                                  -            69
-------------------------------------------------    ----------    ----------

NOTE 17 - DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the derivative financial instruments utilized by Old National at December 31:

                                                     2004                                  2003
                                      ------------------------------------   ------------------------------------
                                                     ESTIMATED FAIR VALUE                   ESTIMATED FAIR VALUE
                                       NOTIONAL     ----------------------    NOTIONAL     ----------------------
(dollars in thousands)                  AMOUNT        GAIN         LOSS        AMOUNT        GAIN         LOSS
----------------------------------    ----------    ---------   ----------   -----------   ---------   ----------
FAIR VALUE HEDGES
   Receive fixed interest rate
   swaps                              $1,219,313    $7,312      $(14,545)    $  714,696    $12,878     $(11,784)
   Pay fixed interest rate swaps          20,000         -          (329)             -          -            -
   Forward mortgage loan contracts         4,663         -            (7)         6,679          -          (76)
CASH FLOW HEDGES
   HELOC cash flow                       100,000         -          (373)       100,000      1,127            -
   Pay fixed interest rate swaps               -         -             -         30,000          -          (12)
   Anticipated floating rate debt        295,000       742        (1,939)             -          -            -
STAND ALONE HEDGES
   Interest rate lock commitments         28,073       201             -         26,152        280            -
   Forward mortgage loan contracts        37,638         -          (135)        30,153          -         (190)
   Options on contracts purchased          4,000         -            (4)         3,000          -           (3)
MATCHED CUSTOMER HEDGES
   Customer interest rate swaps           69,449       641          (374)        43,756        618         (293)
   Customer interest rate swaps
    with counterparty                     69,449       374          (641)        43,756        293         (618)
   Customer interest rate cap              2,300         -           (18)        13,000          -          (48)
   Customer interest rate cap
    with counterparty                      2,300        18             -         13,000         48            -
   Customer foreign exchange
    forward contract                         329        34             -              -          -            -
   Customer foreign exchange
    forward contract with
          counterparty                       329         -           (34)             -          -            -
                                      ----------    ------      --------     ----------    -------     --------
      Total                           $1,852,843    $9,322      $(18,399)    $1,024,192    $15,244     $(13,024)
                                      ==========    ======      ========     ==========    =======     ========

Old National has interest rate contracts that are an exchange of interest payments with no effect on the principal amounts of the underlying hedged assets or liabilities. For fair value hedges on liabilities, Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.69% to 9.50%. For fair value hedges on assets, Old National pays the counterparty a fixed rate ranging from 3.88% to 4.38% and receives a variable rate based on LIBOR. The contracts terminate on or prior to April 15, 2032.

Old National also has interest rate contracts classified as cash flow hedges. For cash flow hedges on assets, Old National pays the counterparty a variable rate based on prime and receives a fixed rate ranging from 5.57% to 6.15%. During 2004, Old National also had cash flow hedges on various liabilities that paid the counterparty a fixed rate ranging from 2.12% to 3.04% and received a variable rate based on LIBOR. Old National also has interest rate contracts on anticipated floating rate debt, in which payments begin on or after January 7, 2005, and terminate on or prior to June 1, 2009. The change in net unrealized losses on cash flow hedges reflects a reclassification of $0.1 million of net unrealized gains from accumulated other comprehensive income to net interest income during 2004. During 2005, Old National expects approximately $0.1 million of net unrealized losses will be reclassified.

Old National has various derivatives related to its mortgage-banking activities. In accordance with SFAS No. 149, interest rate lock commitments issued on residential mortgage loans with clients are considered stand alone derivatives and are accounted for at fair value. Also, Old National uses forward mortgage loan contract, primarily mortgage-backed whole loan cash forward sale agreements, to hedge exposure to changes in interest rates related to its mortgage loan pipeline and its residential loans held for sale warehouse, which are recorded at fair value. Beginning in February 2003, Old National began assigning a portion of its residential real estate loans held for sale warehouse to qualifying forward mortgage loan contracts, which receives fair value accounting treatment under FAS No. 133.

Old National enters into various derivative contracts with its clients, which include interest rate swaps, caps and foreign exchange forward contracts. Old National hedges the exposure of these derivatives by entering into an offsetting third-party contract with reputable counterparties with matching terms, which are offset through earnings. These derivative contracts are not linked to specific assets and liabilities in the balance sheet or to a forecasted transaction in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. Contracts are carried at fair value with changes recorded as a component of other noninterest income. Old National does not assume any interest rate risk associated with these contracts.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates.

Among these are several lawsuits relating to activities in 1995 of First National Bank & Trust Company, Carbondale, Illinois, ("First National"), which Old National acquired in 1999. These lawsuits were brought against Old National Bank, as successor to First National, and were filed by alleged third-party creditors of certain structured settlement trusts. The lawsuits filed by the third-party creditors allege actual damages totaling approximately $31.0 million, as well as unspecified punitive damages and other damages and attorneys' fees. In addition, certain of the corporate defendants in these lawsuits have filed lawsuits asserting contribution and indemnity against Old National Bank. The cases were brought in the City of St. Louis and St. Louis County in Missouri; St. Clair County, Madison County and Cook County in Illinois; and the U.S. Federal District Court in southern Illinois. Subsequent to December 31, 2004, Old National received summary judgement in its favor in the U.S. Federal District Court case in southern Illinois. No appeal has been filed from that summary judgement order.

During the fourth quarter of 2003, Old National established a reserve of $10.0 million for settlement of certain of the lawsuits pending in the City of St. Louis and St. Louis County in Missouri and St. Clair County and Madison County in Illinois. As of December 31, 2004, Old National has paid $9.1 million of this reserve to settle a number of lawsuits representing approximately $12.0 million in alleged damages. The approximate $0.9 million remaining in the reserve for litigation settlement is deemed at this time to be adequate to cover the remaining exposure for these cases of approximately $3.0 million.

Old National has obtained a summary judgement in its favor at the trial court level on lawsuits representing approximately $16.0 million of the estimated $31.0 million in exposure. These cases were filed in Cook County, Illinois and are currently on appeal to the Court of Appeals in Illinois. It is not expected that future judgements or settlements in the Cook County matters will have a material impact on Old National's results of operations.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. Total rental expense was $7.3 million in 2004, $6.8 million in 2003 and $5.7 million in 2002. The following is a summary of future minimum lease commitments as of December 31, 2004:

(dollars in thousands)
----------------------  -------
2005                    $ 4,692
2006                      3,861
2007                      3,533
2008                      3,218
2009                      3,063
Thereafter               10,409
----------------------  -------
Total                   $28,776
======================  =======

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.239 billion, commercial letters of credit of $16.7 million and standby letters of credit of $106.1 million at December 31, 2004. At December 31, 2003, loan commitments were $1.577 billion, commercial letters of credit were $19.3 million and standby letters of credit were $85.4 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2004 and 2003, the balance of the allowance for unfunded loan commitments was $9.9 million and $9.3 million, respectively.

At December 31, 2004 and 2003, Old National had credit extensions of $72.8 million and $70.2 million, respectively with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's clients. At December 31, 2004 and 2003, the unsecured portion was $31.9 million and $31.6 million respectively.

NOTE 19 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2004, the notional amount of standby letters of credit was $106.1 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No. 133. See additional information in Note 17.

NOTE 20 - REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS

Old National's affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31 were $52.5 million in 2004 and $58.5 million in 2003.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2004, prior regulatory approval was not required for Old National's affiliate bank.

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

At December 31, 2004, Old National and its bank subsidiary exceeded the regulatory minimums and met the regulatory definition of well-capitalized. To be categorized as well-capitalized, the bank subsidiary must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios.

The following table summarizes capital ratios for Old National and its bank subsidiary as of December 31:

                                                          FOR CAPITAL             FOR WELL
                                    ACTUAL             ADEQUACY PURPOSES     CAPITALIZED PURPOSES
                             --------------------    --------------------    --------------------
(dollars in thousands)        AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
-------------------------    --------    --------    --------    --------    --------    --------
2004
Total capital to
  risk-weighted assets
     Old National Bancorp    $904,589     14.90%     $485,621      8.00%     $    N/A       N/A%
     Old National Bank        868,203     14.58       476,532      8.00       595,665     10.00
Tier 1 capital to
  risk-weighted assets
     Old National Bancorp     678,466     11.18       242,811      4.00           N/A       N/A
     Old National Bank        643,485     10.80       238,266      4.00       357,399      6.00
Tier 1 capital to
  average assets
     Old National Bancorp     678,466      7.68       353,279      4.00           N/A       N/A
     Old National Bank        643,485      7.38       261,582      3.00       435,969      5.00
                             --------     -----      --------      ----      --------     -----
2003
Total capital to
  risk-weighted assets
     Old National Bancorp    $905,941     14.65%     $494,882      8.00%     $    N/A       N/A
     Old National Bank        861,986     14.23       484,706      8.00       605,883     10.00
Tier 1 capital to
  risk-weighted assets
     Old National Bancorp     678,279     10.96       247,441      4.00           N/A       N/A
     Old National Bank        635,898     10.50       242,353      4.00       363,530      6.00
Tier 1 capital to
  average assets
     Old National Bancorp     678,279      7.35       369,195      4.00           N/A       N/A
     Old National Bank        635,898      6.97       273,526      3.00       455,876      5.00
                             --------     -----      --------      ----      --------     -----

NOTE 21 - PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National Bancorp:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET

                                                        DECEMBER 31,
(dollars in thousands)                                2004         2003
----------------------                                ----         ----
ASSETS
Deposits in affiliate bank                        $      263    $      174
Deposits in banks                                          -             8
Investments at fair value                              1,181         1,181
Investment in affiliates:
  Bank, including purchase accounting goodwill
  of  $5,102 in 2004 and 2003                        732,883       731,978
 Non-banks                                           104,515       112,411
Advances to affiliates                                53,527        81,611
Other assets                                          87,408        84,418
                                                  ----------    ----------
  Total assets                                    $  979,777    $1,011,781
                                                  ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                 $   14,195    $   25,755
Other borrowings                                     262,374       270,536
Shareholders' equity                                 703,208       715,490
                                                  ----------    ----------
  Total liabilities and shareholders' equity      $  979,777    $1,011,781
                                                  ==========    ==========

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF INCOME

                                                         YEARS ENDED DECEMBER 31,
(dollars in thousands)                               2004         2003           2002
----------------------                               ----         ----           ----
INCOME
Dividends from affiliates                         $  72,400     $  56,000     $  71,550
Other income                                          2,356         2,089         2,263
Other income from affiliates                         41,437        24,306        22,311
                                                  ---------     ---------     ---------
  Total income                                      116,193        82,395        96,124
                                                  ---------     ---------     ---------
EXPENSE
Interest on borrowings                                8,024         8,141         9,726
Other expenses                                       48,959        34,557        19,709
                                                  ---------     ---------     ---------
  Total expense                                      56,983        42,698        29,435
                                                  ---------     ---------     ---------
  Income before income taxes and equity
    in undistributed earnings of affiliates          59,210        39,697        66,689
Income tax benefit                                   (6,296)       (8,042)       (3,417)
                                                  ---------     ---------     ---------
  Income before equity in undistributed
   earnings of affiliates                            65,506        47,739        70,106
Equity in undistributed earnings of affiliates        2,065        22,674        47,826
                                                  ---------     ---------     ---------
  Net income                                      $  67,571     $  70,413     $ 117,932
                                                  =========     =========     =========

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
(dollars in thousands)                                             2004         2003          2002
----------------------                                             ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  67,571     $  70,413     $ 117,932
                                                                ---------     ---------     ---------
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation                                                       469           491           483
   Amortization of unearned stock compensation                        468             -             -
   Net gains on sales of premises and equipment                       (12)            -             -
   Increase in other assets                                        (8,838)      (13,108)      (26,891)
   (Decrease) increase in other liabilities                       (11,346)        9,904         3,850
   Equity in undistributed earnings of affiliates                  (2,065)      (22,674)      (47,826)
                                                                ---------     ---------     ---------
      Total adjustments                                           (21,324)      (25,387)      (70,384)
                                                                ---------     ---------     ---------
   Net cash flows provided by operating activities                 46,247        45,026        47,548
                                                                ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and adjustments to purchase prices of subsidiaries         (857)      (16,295)      (31,863)
Purchases of investment securities available-for-sale                   -             -        16,608
Net repayments from (advances to) affiliates                       28,084        (3,804)      (38,344)
Proceeds from sales of premises and equipment                         107             -             -
Purchases of premises and equipment                                  (287)         (412)         (670)
                                                                ---------     ---------     ---------
   Net cash flows provided by (used in) investing activities       27,047       (20,511)      (54,269)
                                                                ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for maturities on other borrowings                        (3,200)      (45,000)      (24,100)
Proceeds from issuance of other borrowings                              -       100,000             -
Proceeds from guaranteed preferred beneficial
 interest in subordinated debentures                                    -             -       100,000
Cash dividends paid                                               (50,275)      (48,366)      (43,926)
Common stock repurchased                                          (32,664)      (37,830)      (31,552)
Common stock issued under stock option, restricted stock
 and stock purchase plans                                          12,926         6,728         6,357
                                                                ---------     ---------     ---------
   Net cash flows provided by (used in) financing activities      (73,213)      (24,468)        6,779
                                                                ---------     ---------     ---------
   Net increase in cash and cash equivalents                           81            47            58
Cash and cash equivalents at beginning of period                      182           135            77
                                                                ---------     ---------     ---------
Cash and cash equivalents at end of period                      $     263     $     182     $     135
                                                                =========     =========     =========

NOTE 22 - SEGMENT INFORMATION

Old National operates in three reportable segments: community banking, non-bank services and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. The non-bank services segment combines the management and operations of wealth management, investment consulting, insurance brokerage and investment and annuity sales. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking customers. The accounting policies of the segments are the same as those described in Note 1.

In order to measure performance for each segment, Old National allocates capital, corporate overhead and income tax provision to each segment. Capital and corporate overhead are allocated to each segment using various methodologies, which are subject to periodic changes by management. Income taxes are allocated using the effective tax rate. Tax-exempt income is primarily within the treasury segment, creating a tax benefit for this segment. The "Other" column for 2003 includes noninterest expense of $10.0 million and segment loss of $6.7 million after-tax related to litigation as discussed in
Note 18. The "Other" column for 2002 also includes noninterest income of $12.5 million and segment profit of $8.3 million after-tax related to the branch divestitures as discussed in Note 2. Intersegment sales and transfers are not significant. In prior years, to provide a basis for employee incentives, revenues and expenses related to the non-bank services segment were allocated to the community banking segment and reflected in both the community banking segment and the non-bank services segment. This practice was discontinued in 2004, and prior year numbers have been restated to conform to the current year presentation. The impact of this change on the 2003 disclosure was to decrease the community banking segment profit by $8.7 million with corresponding increases to the non-bank services and treasury segment profits of $0.1 million and $8.6 million, respectively. The impact on the 2002 disclosure was to decrease the community banking and non-bank services segment profits by $2.9 million and $1.2 million, respectively, with an increase to the treasury segment profit of $4.1 million.

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

Summarized financial information concerning segments is shown in the following table for the years ended December 31:

                                 COMMUNITY      NON-BANK
(dollars in thousands)            BANKING       SERVICES       TREASURY          OTHER           TOTAL
----------------------            -------       --------       --------          -----           -----
2004
Net interest income             $   275,042    $       550    $   (10,017)    $   (14,768)    $   250,807
Provision for loan losses            22,189              -            211               -          22,400
Noninterest income                   75,036         92,649         10,071           4,407         182,163
Noninterest expense                 254,202         88,996          3,090         (10,361)        335,927
Income tax expense (benefit)         17,103          1,321        (11,352)              -           7,072
Segment profit                       56,584          2,882          8,105               -          67,571

Total assets                      5,219,840        120,369      3,428,172         129,923       8,898,304
                                -----------    -----------    -----------     -----------     -----------

2003
Net interest income             $   280,157    $       260    $   (12,282)    $     3,872     $   272,007
Provision for loan losses            85,000              -              -               -          85,000
Noninterest income                   83,068         75,055         30,647           3,379         192,149
Noninterest expense                 213,082         68,442            941          17,251         299,716
Income tax expense (benefit)         15,100          2,245         (5,052)         (3,266)          9,027
Segment profit (loss)                50,043          4,628         22,476          (6,734)         70,413

Total assets                      5,809,635        137,927      3,286,544         129,126       9,363,232
                                -----------    -----------    -----------     -----------     -----------

2002
Net interest income             $   293,677    $     1,535    $    (7,259)    $     1,476     $   289,429
Provision for loan losses            33,500              -              -               -          33,500
Noninterest income                   73,598         43,329         20,705          16,865         154,497
Noninterest expense                 206,802         43,022          2,152           5,869         257,845
Income tax expense (benefit)         36,637            620         (6,798)          4,190          34,649
Segment profit                       90,336          1,222         18,092           8,282         117,932

Total assets                      6,072,644         97,051      3,359,364          83,497       9,612,556
                                -----------    -----------    -----------     -----------     -----------

NOTE 23 - SUBSEQUENT EVENT

Subsequent to December 31, 2004, Old National committed to a plan to sell selected non-strategic assets. At that time, the disposal groups were reclassified on the balance sheet as held for sale at fair value. Actions to locate buyers and complete the sales have been initiated and are expected to be complete during 2005. The carrying amounts of the major classes of assets and liabilities of the disposal groups were as follows at December 31, 2004:

                                           ASSETS
(dollars in thousands)               (LIABILITIES)
----------------------               -------------
Money market investments                 $  2,908
Available-for-sale securities                  11
Premises and equipment, net                   364
Goodwill                                   28,982
Other intangible assets                    21,906
Other assets                                6,853
Other liabilities                         (17,623)
                                         --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting. There were no changes in Old National's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Old National's internal control over financial reporting.

Refer to Item 8 for Management's Report on Internal Control over Financial Reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

Old National has adopted a code of ethics that applies to Old National's principal executive officer, principal financial officer and principal accounting officer. The text of the code of ethics is available on Old National's Internet website at www.oldnational.com or in print to any shareholder who requests it.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004. The applicable information appearing in our 2004 Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is omitted from this report, with the exception of the equity compensation plan information, pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004. The applicable information appearing in the 2004 Proxy Statement is incorporated by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 1999 Equity Incentive Plan approved by security holders in 1999 as of the fiscal year ended December 31, 2004.

                                                                                   NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES TO                        REMAINING AVAILABLE FOR
                                 BE ISSUED UPON EXERCISE                          FUTURE ISSUANCE UNDER
                                  OF OUTSTANDING OPTIONS     WEIGHTED-AVERAGE  EQUITY COMPENSATION PLAN
                                         AND ISSUANCE OF    EXERCISE PRICE OF     (EXCLUDING SECURITIES
PLAN CATEGORY                           RESTRICTED STOCK  OUTSTANDING OPTIONS    REFLECTED IN COLUMN (A))
-----------------------------    -----------------------  -------------------  ------------------------
Equity compensation plans
 approved by security holders                  6,536,141  $             20.96                 1,102,404

Equity compensation plans not
 approved by security holders                          -                    -                         -
                                 -----------------------  -------------------  ------------------------
  Total                                        6,536,141  $             20.96                 1,102,404
                                 =======================  ===================  ========================

Old National has assumed a number of stock options through various mergers. The number of stock options outstanding related to acquisitions at December 31, 2004, was 63,211 with a weighted-average exercise price of $12.42. The table above includes 271,318 shares of restricted stock with no exercise price. All shares outstanding and the exercise price have been adjusted for a 5% stock dividend to shareholders of record on January 5, 2005, and distributed on January 26, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004. The applicable information appearing in the 2004 Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004. The applicable information appearing in the 2004 Proxy Statement is incorporated by reference.

                                     PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.    Financial Statements:

      The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under "Item 8. Financial Statements and Supplementary Data."

      Report of Independent Accountants
      Consolidated Balance Sheet--December 31, 2004 and 2003
      Consolidated Statement of Income--Years Ended December 31, 2004, 2003
        and 2002
      Consolidated Statement of Changes in Shareholders' Equity--Years Ended
        December 31, 2004, 2003 and 2002
      Consolidated Statement of Cash Flows--Years Ended December 31, 2004, 2003
        and 2002
      Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

      The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

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

      4 Instruments defining rights of security holders, including indentures

      4.1 Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National's Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2,
            2004).

      4.2 Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National's Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22,
            1999).

      4.3 Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National's Form 8-A, dated March 1, 2000).

      10    Material contracts

        (a) Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1,
            2003) (incorporated by reference to Exhibit 10(a) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (b) Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to
            Exhibit 10(b) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (c) 2005 Directors Deferred Compensation Plan (Effective as of
            January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (d) Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (e) Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (f) Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (g) 2005 Executive Deferred Compensation Plan (Effective as of
            January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (h) Summary of Old National Bancorp's Outside Director Compensation Program (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

        (i) Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

        (j) Form of Severance Agreement for Michael R. Hinton and Daryl D. Moore, as amended (incorporated by reference to Exhibit 10(b) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

        (k) Form of Severance Agreement for John S. Poelker, as amended (incorporated by reference to Exhibit 10(a) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2004).*

        (l) Severance Agreement, between Old National and James Risinger (incorporated by reference to Exhibit 10(c) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2004).*

        (m) Form of Change of Control Agreement for Michael R. Hinton, Daryl D. Moore and Robert G. Jones, as amended (incorporated by reference to Exhibit 10(c) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

        (n) Form of Change of Control Agreement for John S. Poelker, as amended (incorporated by reference to Exhibit 10(b) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2004).*

        (o) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National's Form S-8 filed on July 20, 2001).*

        (p) First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30,
            2004).*

        (q) Form of "Performance-Based" Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

        (r) Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

        (s) Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        (t) Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        (u) Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National's Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

      21    Subsidiaries of Old National Bancorp

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

      31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            --------------
            * Management contract or compensatory plan or arrangement

      With the exception of the information herein expressly incorporated by reference, the 2004 Proxy Statement is not to be deemed filed as part of this annual report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:  /s/ Robert G. Jones                           Date:  March 16, 2005
    ------------------------
     Robert G. Jones,
     President and Chief Executive Officer
     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2005, by the following persons on behalf of Old National and in the capacities indicated.

By:  /s/ Joseph D. Barnette, Jr.        By:  /s/ Robert G. Jones
    --------------------------------        ----------------------------------
    Joseph D. Barnette, Jr., Director       Robert G. Jones,
                                            President and Chief Executive
By:  /s/ Alan W. Braun                      Officer (Principal Executive
    -----------------------------           Officer)
    Alan W. Braun, Director
                                        By:  /s/ Marjorie Z. Soyugenc
By:  /s/ Larry E. Dunigan                   ---------------------------------
    ------------------------------          Marjorie Z. Soyugenc, Director
    Larry E. Dunigan,
    Chairman of the Board of Directors  By:  /s/ Kelly N. Stanley
                                            ----------------------------------
By:  /s/ David E. Eckerle                   Kelly N. Stanley, Director
    ----------------------------
    David E. Eckerle, Director          By:  /s/ Charles D. Storms
                                            ---------------------------------
By:  /s/ Niel C. Ellerbrook                 Charles D. Storms, Director
    ---------------------------
    Niel C. Ellerbrook, Director        By:  /s/ Christopher A. Wolking
                                            ---------------------------------
By:  /s/ Douglas D. French                  Christopher A. Wolking
    ---------------------------             Executive Vice President and Chief
    Douglas D. French, Director             Financial Officer (Principal
                                            Financial Officer)

By:  /s/ Andrew E. Goebel               By:  /s/ Candice J. Jenkins
    ---------------------------             ---------------------------------
    Andrew E. Goebel, Director              Candice J. Jenkins
                                            Vice President and Corporate
By:  /s/ Phelps L. Lambert                  Controller (Principal Accounting
    ---------------------------             Officer)
    Phelps L. Lambert, Director