Form 10-Q
period 2005-03-31
OLD NATIONAL BANCORP /IN/
filed 2005-05-10
CIK 707179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              -----------------------------------------------------

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-15817
                         ------------------------------

                              OLD NATIONAL BANCORP
             (Exact name of Registrant as specified in its charter)

                    INDIANA                         35-1539838
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

                   1 MAIN STREET                       47708
                EVANSVILLE, INDIANA                  (Zip Code)
      (Address of principal executive offices)

                                  -------------
                                 (812) 464-1294
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with 68,321,000 shares outstanding at April 30, 2005.

                              OLD NATIONAL BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet
           March 31, 2005 and 2004, and December 31, 2004                                   3

           Consolidated Statement of Income
           Three months ended March 31, 2005 and 2004                                       4

           Consolidated Statement of Changes in Shareholders' Equity
           Three months ended March 31, 2005 and 2004                                       5

           Consolidated Statement of Cash Flows
           Three months ended March 31, 2005 and 2004                                       6

           Notes to Consolidated Financial Statements                                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                   20

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                                     30

Item 4.    Controls and Procedures                                                         34

PART II    OTHER INFORMATION                                                               35

SIGNATURES                                                                                 38

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

(dollars and shares in thousands)                                                     MARCH 31,            DECEMBER 31,
(unaudited)                                                                     2005            2004          2004
---------------------------------                                            ----------      ----------    ------------
ASSETS
Cash and due from banks                                                      $  159,516      $  176,022     $  204,678
Money market investments                                                         39,854          15,733         12,320
                                                                             ----------      ----------     ----------
         Total cash and cash equivalents                                        199,370         191,755        216,998
Investment securities - available-for-sale, at fair value
  U.S. Treasury                                                                  33,247          13,117         66,837
  U.S. Government agencies and corporations                                     637,601         552,228        632,473
  Mortgage-backed securities                                                  1,248,491       1,298,932      1,267,320
  States and political subdivisions                                             583,051         664,264        597,631
  Other securities                                                              215,526          91,077        221,154
                                                                             ----------      ----------     ----------
         Investment securities - available-for-sale                           2,717,916       2,619,618      2,785,415
Investment securities - held-to-maturity, at amortized cost
  (fair value $165,198, $205,812 and $176,166 respectively)                     170,194         204,406        177,794
Federal Home Loan Bank stock, at cost                                            49,556          49,502         49,542
Residential loans held for sale                                                  31,685          17,895         22,484
Loans:
  Commercial                                                                  1,522,497       1,614,516      1,550,640
  Commercial real estate                                                      1,639,968       1,830,532      1,653,122
  Residential real estate                                                       558,219         939,156        555,423
  Consumer credit, net of unearned income                                     1,219,655       1,175,450      1,205,657
                                                                             ----------      ----------     ----------
         Total loans                                                          4,940,339       5,559,654      4,964,842
Allowance for loan losses                                                       (86,307)       (100,645)       (85,749)
                                                                             ----------      ----------     ----------
         Net loans                                                            4,854,032       5,459,009      4,879,093
                                                                             ----------      ----------     ----------
Premises and equipment, net                                                     209,655         194,262        212,787
Goodwill                                                                        100,965         129,251        129,947
Other intangible assets                                                          16,526          41,113         38,868
Mortgage servicing rights                                                        15,129          12,319         15,829
Assets held for sale                                                             57,241               -              -
Accrued interest receivable and other assets                                    370,778         348,159        369,547
                                                                             ----------      ----------     ----------
         Total assets                                                        $8,793,047      $9,267,289     $8,898,304
                                                                             ==========      ==========     ==========
LIABILITIES
Deposits:
  Noninterest-bearing demand                                                 $  850,571      $  794,502     $  851,218
  Interest-bearing:
      NOW                                                                     1,826,861       1,587,353      1,920,501
      Savings                                                                   495,430         467,575        480,392
      Money market                                                              619,975         593,222        573,334
      Time                                                                    2,568,826       2,942,451      2,588,818
                                                                             ----------      ----------     ----------
         Total deposits                                                       6,361,663       6,385,103      6,414,263
Short-term borrowings                                                           493,312         471,403        347,353
Other borrowings                                                              1,155,595       1,533,202      1,312,661
Liabilities held for sale                                                        11,238               -              -
Accrued expenses and other liabilities                                          100,650         136,720        120,819
                                                                             ----------      ----------     ----------
         Total liabilities                                                    8,122,458       8,526,428      8,195,096
                                                                             ----------      ----------     ----------
SHAREHOLDERS' EQUITY
Preferred stock, 2,000 shares authorized, no shares issued or outstanding             -               -              -
Common stock, $1 stated value, 150,000 shares authorized,
   68,717, 66,449 and 69,287 shares issued and outstanding, respectively         68,717          66,449         69,287
Capital surplus                                                                 613,857         578,650        629,577
Retained earnings                                                                 5,469          59,987              -
Accumulated other comprehensive income (loss), net of tax                       (17,454)         35,775          4,344
                                                                             ----------      ----------     ----------
         Total shareholders' equity                                             670,589         740,861        703,208
                                                                             ----------      ----------     ----------
         Total liabilities and shareholders' equity                          $8,793,047      $9,267,289     $8,898,304
                                                                             ==========      ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
(dollars in thousands, except per share data) (unaudited)                       2005            2004
---------------------------------------------------------                    ----------      ----------
INTEREST INCOME
Loans including fees:
   Taxable                                                                   $   68,580      $   74,382
   Nontaxable                                                                     4,062           4,367
Investment securities, available-for-sale:
   Taxable                                                                       21,538          19,893
   Nontaxable                                                                     6,673           7,362
Investment securities, held-to-maturity, taxable                                  1,786           2,097
Money market investments                                                            129               8
                                                                             ----------      ----------
      Total interest income                                                     102,768         108,109
                                                                             ----------      ----------
INTEREST EXPENSE
Deposits                                                                         29,010          29,365
Short-term borrowings                                                             2,017             990
Other borrowings                                                                 13,103          12,655
                                                                             ----------      ----------
      Total interest expense                                                     44,130          43,010
                                                                             ----------      ----------
      Net interest income                                                        58,638          65,099
Provision for loan losses                                                         5,100           7,500
                                                                             ----------      ----------
      Net interest income after provision for loan losses                        53,538          57,599
                                                                             ----------      ----------
NONINTEREST INCOME
Wealth management fees                                                            4,875           4,922
Service charges on deposit accounts                                              11,098          10,765
ATM and debit card fees                                                           2,361           1,965
Mortgage banking revenue                                                          1,377            (320)
Insurance premiums and commissions                                                9,051           9,207
Investment product fees                                                           2,583           3,185
Bank-owned life insurance                                                         1,754           2,053
Net securities gains (losses)                                                      (520)          1,985
Other income                                                                      3,147           3,744
                                                                             ----------      ----------
      Total noninterest income                                                   35,726          37,506
                                                                             ----------      ----------
NONINTEREST EXPENSE
Salaries and employee benefits                                                   39,038          44,225
Occupancy                                                                         5,031           4,580
Equipment                                                                         3,512           3,441
Marketing                                                                         1,912           2,286
Outside processing                                                                5,116           4,931
Communication and transportation                                                  2,521           2,866
Professional fees                                                                 2,114           3,011
Loan expense                                                                        899           1,467
Supplies                                                                            875           1,000
Other real estate owned expense                                                     278           1,656
Other expense                                                                     4,781           4,385
                                                                             ----------      ----------
      Total noninterest expense                                                  66,077          73,848
                                                                             ----------      ----------
   Income before income taxes and discontinued operations                        23,187          21,257
Income tax expense                                                                3,747           2,667
                                                                             ----------      ----------
  Income from continuing operations                                              19,440          18,590
                                                                             ----------      ----------
Income (loss) from discontinued operations, net of tax expense (benefit)
  of $(68) and $610, respectively                                                  (984)            919
                                                                             ----------      ----------
  Net income                                                                 $   18,456      $   19,509
                                                                             ==========      ==========
Basic net income per share from continuing operations                        $     0.28      $     0.27
Basic net income (loss) per share from discontinued operations                    (0.01)           0.01
Basic net income per share                                                         0.27            0.28
                                                                             ----------      ----------
Diluted net income per share from continuing operations                      $     0.28      $     0.27
Diluted net income (loss) per share from discontinued operations                  (0.01)           0.01
Diluted net income per share                                                       0.27            0.28
                                                                             ----------      ----------
Dividends per common share                                                   $     0.19      $     0.18

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER          TOTAL
(dollars and shares                     COMMON STOCK        CAPITAL   RETAINED     COMPREHENSIVE   SHAREHOLDERS'
 in thousands) (unaudited)           SHARES      AMOUNT     SURPLUS   EARNINGS     INCOME (LOSS)     EQUITY
--------------------------           ------     -------    --------   --------     -------------   -------------
BALANCE, DECEMBER 31, 2003           66,575     $66,575    $581,224   $ 53,107     $      14,584   $     715,490
Net income                                -           -           -     19,509                 -          19,509
Unrealized net securities gains,
 net of $15,922 tax                       -           -           -          -            21,929          21,929
Reclassification adjustment for
 gains included in net income,
 net of $(835) tax                        -           -           -          -            (1,150)         (1,150)
Net unrealized derivative gains
 on cash flow hedges,
 net of $235 tax                          -           -           -          -               365             365
Reclassification adjustment on
 cash flow hedges,
 net of $31 tax                           -           -           -          -                47              47
Cash dividends                            -           -           -    (12,629)                -         (12,629)
Stock repurchased                      (468)       (468)     (9,613)         -                 -         (10,081)
Stock reissued under stock
 option and stock purchase plans        342         342       7,039          -                 -           7,381
                                     ------     -------    --------   --------     -------------   -------------
BALANCE, MARCH 31, 2004              66,449     $66,449    $578,650   $ 59,987     $      35,775   $     740,861
                                     ======     =======    ========   ========     =============   =============

BALANCE, DECEMBER 31, 2004           69,287     $69,287    $629,577   $      -     $       4,344   $     703,208
Net income                                -           -           -     18,456                 -          18,456
Unrealized net securities losses,
 net of $(16,026) tax                     -           -           -          -           (23,799)        (23,799)
Reclassification adjustment for
 securities losses included in net
 income, net of $209 tax                  -           -           -          -               311             311
Net unrealized derivative gains
 on cash flow hedges,
 net of $1,135 tax                        -           -           -          -             1,756           1,756
Reclassification adjustment on
 cash flow hedges,
 net of $(42) tax                         -           -           -          -               (66)            (66)
Cash dividends                            -           -           -    (12,987)                -         (12,987)
Stock repurchased                      (850)       (850)    (17,542)         -                 -         (18,392)
Stock issued under stock option,
 restricted stock and
 stock purchase plans                   280         280       1,822          -                 -           2,102
                                     ------     -------    --------   --------     -------------   -------------
BALANCE, MARCH 31, 2005              68,717     $68,717    $613,857   $  5,469     $     (17,454)  $     670,589
                                     ======     =======    ========   ========     =============   =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
(dollars in thousands) (unaudited)                                                 2005           2004
----------------------------------                                              ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $   18,456      $  19,509
                                                                                ----------      ---------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                      3,872          3,229
   Amortization of other intangible assets and goodwill impairment                   3,561            799
   Net premium amortization on investment securities                                   905          1,565
   Amortization of unearned stock compensation                                         492              -
   Provision for loan losses                                                         5,100          7,500
   Net securities (gains) losses                                                       520         (1,985)
   Net gains on sales and write-downs of loans and other assets                     (1,167)        (1,362)
   Residential real estate loans originated for sale                               (78,115)       (83,911)
   Proceeds from sale of residential real estate loans                              69,299         82,857
   (Increase) decrease in accrued interest and other assets                        (16,344)        16,864
   Increase in accrued expenses and other liabilities                                5,793          6,778
                                                                                ----------      ---------
      Total adjustments                                                             (6,084)        32,334
                                                                                ----------      ---------
   Net cash flows provided by operating activities                                  12,372         51,843
                                                                                ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                              (80,753)      (388,541)
Proceeds from maturities, prepayments and calls
 of investment securities available-for-sale                                        73,798        254,910
Proceeds from sales of investment securities available-for-sale                     33,881        207,394
Proceeds from maturities, prepayments and calls
 of investment securities held-to-maturity                                           7,418          6,242
Net principal collected from customers                                              19,961          6,992
Proceeds from sale of premises and equipment and other assets                          924            806
Purchase of premises and equipment                                                  (1,716)       (16,261)
                                                                                ----------      ---------
   Net cash flows provided by investing activities                                  53,513         71,542
                                                                                ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits and short-term borrowings:
   Noninterest-bearing demand deposits                                                (647)       (28,644)
   Savings, NOW and money market deposits                                          (31,961)       (13,599)
   Time deposits                                                                   (19,992)       (65,746)
   Short-term borrowings                                                           145,959         56,815
Payments for maturities on other borrowings                                       (147,103)      (156,559)
Proceeds from issuance of other borrowings                                               -         54,543
Cash dividends paid                                                                (12,987)       (12,629)
Common stock repurchased                                                           (18,392)       (10,081)
Common stock issued under stock option, restricted stock
 and stock purchase plans                                                            1,610          7,381
                                                                                ----------      ---------
   Net cash flows used in financing activities                                     (83,513)      (168,519)
                                                                                ----------      ---------
   Net decrease in cash and cash equivalents                                       (17,628)       (45,134)
Cash and cash equivalents at beginning of period                                   216,998        236,889
                                                                                ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  199,370      $ 191,755
                                                                                ==========      =========
Total interest paid                                                             $   41,916      $  42,051
Total taxes paid                                                                $      400      $       -

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates ("Old National") and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2005 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2005 and 2004, and December 31, 2004, and the results of its operations for the three months ended March 31, 2005 and 2004. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National's Annual Report for the year ended December 31, 2004.

NOTE 2 - IMPACT OF ACCOUNTING CHANGES

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," that requires companies to expense the value of employee stock options and similar awards. Subsequently, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. Given this delay, Old National expects to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method applied to all outstanding and unvested share-based payment awards at the adoption date. Under this method, Old National expects to expense approximately $1.4 million in 2006 and $0.1 million in 2007. At March 31, 2005, and until the effective date of SFAS No. 123R, Old National will apply Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Under APB Opinion No. 25, no compensation cost has been recognized for any of the years presented, except with respect to restricted stock plans as disclosed in the accompanying table. Old National has presented in the following table net income and net income per share adjusted to proforma amounts had compensation costs for Old National's stock-based compensation plans been recorded based on fair values at grant dates.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(dollars in thousands,  except per share data)             2005           2004
----------------------------------------------            -------       --------
Net income as reported                                    $18,456       $ 19,509
RESTRICTED STOCK:
  Add: restricted stock compensation expense included
  in reported net income, net of related tax effects          320              -
  Deduct: restricted stock compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                         (483)             -

STOCK OPTIONS:
  Deduct: stock option compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                       (1,326)        (1,663)
                                                          -------       --------
Proforma net income                                       $16,967       $ 17,846
                                                          =======       ========
Basic net income per share:
   As reported                                            $  0.27       $   0.28
   Proforma                                                  0.25           0.26
Diluted net income per share:
   As reported                                            $  0.27       $   0.28
   Proforma                                                  0.25           0.26

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

NOTE 3 - ACQUISITIONS

Subsequent to the quarter ended March 31, 2005, Old National completed the purchase of J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that does business as J.W. Flynn Company and J.W.F. Specialty Company, Inc. The transaction occurred on May 1, 2005 with a purchase price of $18.5 million plus acquisition costs. Common shares of 968,271 were issued as part of the transaction. On the date of acquisition, unaudited financial statements of the companies showed assets of $5.6 million with year-to-date revenues of $4.6 million and net loss of $0.2 million.

NOTE 4 - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year, adjusted to reflect all stock dividends. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock. Restricted stock shares were antidilutive at March 31, 2005 for purposes of calculating diluted net income per share in the following table. The following table reconciles basic and diluted net income per share for the three months ended March 31:


                                                   THREE MONTHS ENDED               THREE MONTHS ENDED
(dollars and shares                                  MARCH 31, 2005                   MARCH 31, 2004
in thousands,                                 ---------------------------      ----------------------------
except per share data)                         INCOME    SHARES    AMOUNT       INCOME    SHARES     AMOUNT
----------------------                        -------    ------    ------      -------    ------     ------
BASIC NET INCOME PER SHARE
Income from continuing operations             $19,440    68,589    $ 0.28      $18,590    69,677     $ 0.27
Income (loss) from discontinued operations       (984)              (0.01)         919                 0.01
                                              -------    ------    ------      -------    ------     ------
Income from operations                        $18,456    68,589    $ 0.27      $19,509    69,677     $ 0.28
                                              =======    ======    ======      =======    ======     ======
DILUTED NET INCOME PER SHARE
Income from continuing operations             $19,440    68,589    $ 0.28      $18,590    69,677     $ 0.27
Effect of dilutive securities:
  Stock options                                     -       198         -            -       106          -
                                              -------    ------    ------      -------    ------     ------
Income from continuing operations and
 assumed conversions                           19,440    68,787      0.28       18,590    69,783       0.27
Income (loss) from discontinued operations       (984)              (0.01)         919                 0.01
                                              -------    ------    ------      -------    ------     ------
Income from operations and assumed
 conversions                                  $18,456    68,787    $ 0.27      $19,509    69,783     $ 0.28
                                              =======    ======    ======      =======    ======     ======

NOTE 5 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31 and the corresponding amounts of unrealized gains and losses therein:

                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR
(dollars in thousands)       COST        GAINS        LOSSES       VALUE
----------------------    ----------   ----------   ----------   ----------
2005
Available-for-sale        $2,747,947   $   31,310   $  (61,341)  $2,717,916
Held-to-maturity             170,194            -       (4,996)     165,198

2004
Available-for-sale        $2,560,004   $   68,873   $   (9,259)  $2,619,618
Held-to-maturity             204,406        1,406            -      205,812

At March 31, 2005, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by the U.S. Government or its agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

(dollars in thousands)                                       2005         2004
----------------------                                      -------     --------
Balance, January 1                                          $85,749     $ 95,235
Transfer from allowance for unfunded commitments                  -        1,381
Additions:
   Provision charged to expense                               5,100        7,500
Deductions:
   Loans charged-off                                          6,364        5,652
   Recoveries                                                (1,822)      (2,181)
                                                            -------     --------
      Net charge-offs                                         4,542        3,471
                                                            -------     --------
Balance, March 31                                           $86,307     $100,645
                                                            =======     ========

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities.

The following is a summary of information pertaining to impaired loans at March 31:

(dollars in thousands)                                       2005         2004
----------------------                                      -------     --------
Impaired loans without a valuation allowance                $10,793     $ 22,137
Impaired loans with a valuation allowance                    34,915       71,913
                                                            -------     --------
   Total impaired loans                                     $45,708     $ 94,050
                                                            =======     ========
Valuation allowance related to impaired loans               $14,495     $ 27,475

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

For the three months ended March 31, 2005, the average balance of impaired loans was $44.7 million for which no interest was recorded. For the three months ended March 31, 2004, the average balance of impaired loans was $92.8 million for which $0.1 million of interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2005 and 2004, Old National had goodwill in the amount of $101.0 million and $129.3 million, respectively. During the three months ended March 31, 2005, Old National reclassified specific non-strategic assets as assets held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million.

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2005, was as follows:

                                                     COMMUNITY
(dollars in thousands)                                BANKING             OTHER          TOTAL
----------------------                               ---------           --------       --------
Balance, January 1, 2005                             $  70,944           $ 59,003       $129,947
   Goodwill transfered to assets held for sale               -            (26,082)       (26,082)
   Goodwill impairment                                       -             (2,900)        (2,900)
                                                     ---------           --------       --------
Balance, March 31, 2005                              $  70,944           $ 30,021       $100,965
                                                     =========           ========       ========

At March 31, 2005 and 2004, Old National had $16.5 million and $41.1 million, respectively, in unamortized intangible assets. During the three months ended March 31, 2005, Old National reclassified definite-lived intangible assets of $18.9 million and indefinite-lived assets of $2.8 million to assets held for sale and discontinued the related amortization. Old National continues to amortize definite-lived intangible assets in continuing operations over the estimated remaining life of each respective asset.

The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of March 31:

                                                   GROSS CARRYING      ACCUMULATED   NET CARRYING
(dollars in thousands)                                 AMOUNT         AMORTIZATION      AMOUNT
----------------------                             --------------     ------------   ------------
2005
Amortized intangible assets:
   Core deposit                                    $        5,574     $     (3,778)  $      1,796
   Customer business relationships                         17,025           (2,295)        14,730
                                                   --------------     ------------   ------------
Total intangible assets                            $       22,599     $     (6,073)  $     16,526
                                                   ==============     ============   ============
2004
Amortized intangible assets:
   Core deposit                                    $        5,574     $     (3,198)  $      2,376
   Customer business relationships                         36,676           (2,544)        34,132
   Non-compete agreements                                   1,100              (96)         1,004
   Technology                                               1,300             (499)           801
                                                   --------------     ------------   ------------
      Total amortized intangible assets                    44,650           (6,337)        38,313
Unamortized intangible assets:
   Trade name                                               2,800                -          2,800
                                                   --------------     ------------   ------------
Total intangible assets                            $       47,450     $     (6,337)  $     41,113
                                                   ==============     ============   ============

Total amortization expense associated with other intangible assets for the three months ended March 31, was $661 thousand in 2005 and $799 thousand in 2004. The following is the estimated amortization expense for the future years ending:

(dollars in thousands)
----------------------
2005 remaining                    $ 1,285
2006                                1,584
2007                                1,283
2008                                1,214
2009                                1,146
Thereafter                         10,014
                                  -------
  Total                           $16,526
                                  =======

NOTE 8 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights derived from loans sold with servicing retained were $15.1 million and $12.3 million at March 31, 2005 and 2004, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at March 31 was $1.949 billion in 2005 and $1.737 billion in 2004. At March 31, 2005 and 2004, the fair value of capitalized mortgage servicing rights was $20.4 million and $12.4 million, respectively. Old National's key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 232 PSA and a discount rate of 9.10% at March 31, 2005, and a weighted average prepayment rate of 436 PSA and a discount rate of 8.50% at March 31, 2004.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at March 31:

(dollars in thousands)                                    2005                2004
----------------------                                   -------             -------
Balance before valuation allowance, January 1            $15,829             $15,790
   Rights capitalized                                        688                 830
   Amortization                                           (1,388)             (1,725)
                                                         -------             -------
Balance before valuation allowance, March 31              15,129              14,895
                                                         -------             -------
Valuation allowance:
Balance, January 1                                             -              (1,131)
   Additions to valuation allowance                            -              (1,940)
   Reductions to valuation allowance                           -                 495
                                                         -------             -------
Balance, March 31                                              -              (2,576)
                                                         -------             -------
Mortgage servicing rights, net                           $15,129             $12,319
                                                         =======             =======

NOTE 9 - FINANCING ACTIVITIES

The following table summarizes Old National's other borrowings at March 31:

(dollars in thousands)                                         2005            2004
----------------------                                      ----------      ----------
OLD NATIONAL BANCORP:
   Medium-term notes, Series 1997 (fixed rates
    3.50% to 7.03%) maturities August 2007 to
    June 2008                                               $  110,000      $  113,200
   Junior subordinated debentures (fixed rates
    8.00% to 9.50%) maturities March 2030
    to April 2032                                              150,000         150,000
   SFAS 133 fair value hedge and other basis adjustments        (1,864)         11,416

OLD NATIONAL BANK:
   Securities sold under agreements to repurchase (fixed
    rates 2.05% to 3.08% and variable rates 1.70% to 3.61%)
    maturities January 2007 to December 2009                   198,000         298,000
   Federal Home Loan Bank advances (fixed rates
    4.28% to 8.34%) maturities June 2005 to
    October 2022                                               434,741         608,788
   Senior unsecured bank notes (fixed rate 3.95%
    and variable rates 3.02% to 3.38%) maturities
    May 2005 to February 2008                                  115,000         190,000
   Subordinated bank notes (fixed rate 6.75%)
    maturing October 2011                                      150,000         150,000
   Capital lease obligation                                      4,515           4,543
   SFAS 133 fair value hedge and other basis adjustments        (4,797)          7,255
                                                            ----------      ----------
      Total other borrowings                                $1,155,595      $1,533,202
                                                            ==========      ==========

Contractual maturities of other borrowings at March 31, 2005, were as follows:

(dollars in thousands)
----------------------
Due in 2005                                                 $   95,075
Due in 2006                                                     78,361
Due in 2007                                                    110,034
Due in 2008                                                    343,037
Due in 2009                                                     76,040
Thereafter                                                     459,709
SFAS 133 fair value hedge and other basis adjustments           (6,661)
                                                            ----------
   Total                                                    $1,155,595
                                                            ==========

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 5.71% and 5.24% at March 31, 2005 and 2004, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

SUBORDINATED BANK NOTES

Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures related to trust preferred securities are classified in "other borrowings". These securities qualify as Tier 1 capital for regulatory purposes.

Old National guarantees the payment of distributions on the trust preferred securities issued by ONB Capital Trust II. ONB Capital Trust II issued $100 million in preferred securities in April 2002. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after April 12, 2007, and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events. Costs associated with the issuance of these trust preferred securities totaling $3.3 million in 2002 were capitalized and are being amortized through the maturity dates of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

Old National guarantees the payment of distributions on the trust preferred securities issued by ONB Capital Trust I.

ONB Capital Trust I issued $50 million in preferred securities in March 2000. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 9.5% or $2.375 per share payable quarterly and maturing on March 15, 2030. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust I. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after March 15, 2005, and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events. Costs associated with the issuance of the trust preferred securities totaling $1.8 million in 2000, were capitalized and are being amortized through the maturity dates of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.

Subsequent to March 31, 2005, Old National called for the redemption of the $50 million of junior subordinated debentures issued in March 2000, thereby causing a redemption of all of the ONB Capital Trust I, 9.5% trust preferred securities effective May 23, 2005. In connection with this redemption, Old National will expense the remaining $1.7 million of unamortized debt issuance costs related to this debt.

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

At March 31, 2005, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
----------------------
2005 remaining                                              $      278
2006                                                               371
2007                                                               371
2008                                                               371
2009                                                               390
Thereafter                                                      12,874
                                                            ----------
   Total minimum lease payments                                 14,655
Less amounts representing interest                              10,140
                                                            ----------
   Present value of net minimum lease payments              $    4,515
                                                            ==========

NOTE 10 - EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

The following table sets forth the components of the net periodic benefit cost for Old National's noncontributory defined benefit retirement plan for the three months ended March 31:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
(dollars in thousands)                         2005            2004
----------------------                        -----           -----
Service cost                                  $ 518           $ 537
Interest cost                                   893             975
Expected return on plan assets                 (908)           (851)
Amortization of prior service cost                8               8
Amortization of transitional asset                -            (108)
Recognized actuarial loss                       408             397
                                              -----           -----
   Net periodic benefit cost                  $ 919           $ 958
                                              =====           =====

STOCK-BASED COMPENSATION

Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to
7.6 million shares of common stock. At March 31, 2005, 6.6 million shares were outstanding under the plan, including 6.1 million stock options and 0.5 million shares of restricted stock as described below, and 1.0 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Old National accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. See Note 2 for proforma net income and net income per share data.

Stock Options

On February 2, 2004, Old National granted 0.3 million stock options to key associates at an option price of $20.43, the closing price of Old National's stock on that date. The options vested 100% on December 31, 2004, and expire in ten years. Also during 2004, Old National granted 26.3 thousand shares to a key associate at an option price of $23.99, the closing price of Old National's stock on that date. These options vest 100% on September 7, 2005, and expire in ten years. At March 31, 2005, Old National had 6.1 million of stock options outstanding.

Restricted Stock

On January 27, 2005, Old National's Board of Directors approved a restricted stock award to grant 0.2 million shares to certain key officers with shares vesting at the end of a thirty-eight month period based on the achievement of certain targets. On July 22, 2004, Old National's Board of Directors approved a restricted stock award to grant 0.3 million shares to certain key officers with shares vesting at the end of a thirty-two month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

At March 31, 2005, the shares issued have an estimated value of $9.5 million based on the stock price on that date. The expense recognized during the quarter ended March 31, 2005, related to the vesting of these awards was $0.5 million. The remaining $7.9 million of deferred compensation is included as a component of capital surplus.

NOTE 11 - INCOME TAXES

The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

(dollars in thousands)               2005         2004
----------------------              -------      -------
Provision at statutory rate of 35%  $ 8,115      $ 7,440
Tax-exempt income                    (4,340)      (4,805)
Other, net                              (28)          32
                                    -------      -------
Income tax expense                  $ 3,747      $ 2,667
                                    =======      =======
Effective tax rate                     16.2 %       12.5 %

For the three months ended March 31, 2005, the effective tax rate was higher than for the same period of last year.

The increased effective tax rate for the quarter ended March 31, 2005 resulted from a lower percentage of tax-exempt income to total income compared to the quarter ended March 31, 2004.

NOTE 12 - COMPREHENSIVE INCOME

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
(dollars in thousands)                                                               2005           2004
----------------------                                                             --------        -------
Net income:                                                                        $ 18,456        $19,509
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period, net of tax           (23,799)        21,929
  Less:  reclassification adjustment for securities (gains) losses realized in
    net income, net of tax                                                              311         (1,150)
Cash flow hedges:
  Net unrealized derivative gains on cash flow hedges, net of tax                     1,756            365
  Less:  reclassification adjustment on cash flow hedges, net of tax                    (66)            47
                                                                                  --------        -------
Net unrealized gains (losses)                                                       (21,798)        21,191
                                                                                   --------        -------
Comprehensive income (loss)                                                        $ (3,342)       $40,700
                                                                                   ========        =======

NOTE 13 - DERIVATIVE FINANCIAL INSTRUMENTS

Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The following table summarizes the derivative financial instruments utilized by Old National at March 31:


                                                        2005                                     2004
                                        ----------------------------------       -----------------------------------
                                                      ESTIMATED FAIR VALUE                      ESTIMATED FAIR VALUE
                                         NOTIONAL     --------------------        NOTIONAL      --------------------
(dollars in thousands)                    AMOUNT        GAIN        LOSS           AMOUNT        GAIN         LOSS
----------------------                  ----------    --------    --------       ----------     -------      -------
FAIR VALUE HEDGES
   Receive fixed interest rate swaps    $1,204,313    $  3,392    $(28,103)      $1,068,096     $22,118      $(5,877)
   Pay fixed interest rate swaps            20,000         180          (3)               -           -            -
   Forward mortgage loan contracts           8,745         163           -            2,642           -          (16)

CASH FLOW HEDGES
   HELOC cash flow                         100,000           -      (1,244)         100,000       2,073            -
   Pay fixed interest rate swaps            50,000         504           -          150,000         109         (468)
   Anticipated floating rate debt          195,000       1,942         (29)               -           -            -

STAND ALONE HEDGES
   Interest rate lock commitments           36,234          24           -           65,535         230            -
   Forward mortgage loan contracts          50,860         282           -           69,786           -          (65)
   Options on contracts purchased                -           -           -            4,000           -            -

MATCHED CUSTOMER HEDGES
   Customer interest rate swaps            101,904         478      (1,016)          44,523       1,097          (69)
   Customer interest rate swaps
    with counterparty                      101,904       1,012        (474)          44,523          69       (1,097)
   Customer interest rate cap                2,300           -         (21)          15,300           -          (53)
   Customer interest rate cap
    with counterparty                        2,300          21           -           15,300          53            -
                                        ----------    --------    --------       ----------     -------      -------
      Total                             $1,873,560    $  7,998    $(30,890)      $1,579,705     $25,749      $(7,645)
                                        ==========    ========    ========       ==========     =======      =======

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LITIGATION

In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates.

Among these are several lawsuits relating to activities in 1995 of First National Bank & Trust Company, Carbondale, Illinois, ("First National"), which Old National acquired in 1999. These lawsuits were brought against Old National Bank, as successor to First National, and were filed by alleged third-party creditors of certain structured settlement trusts. The lawsuits filed by the third-party creditors allege actual damages totaling approximately $31.0 million, as well as unspecified punitive damages and other damages and attorneys' fees. In addition, certain of the corporate defendants in these lawsuits have filed lawsuits asserting contribution and indemnity against Old National Bank. The cases were brought in the City of St. Louis and St. Louis County in Missouri; St. Clair County, Madison County and Cook County in Illinois; and the U.S. Federal District Court in southern Illinois. During the quarter ended March 31, 2005, Old National received summary judgement in its favor in the U.S. Federal District Court case in southern Illinois. No appeal has been filed from that summary judgement order.

During the fourth quarter of 2003, Old National established a reserve of $10.0 million for settlement of certain of the lawsuits pending in the City of St. Louis and St. Louis County in Missouri and St. Clair County and Madison County in Illinois. As of March 31, 2004, Old National had paid $9.1 million of this reserve to settle a number of lawsuits representing approximately $12.0 million in alleged damages. The approximate $0.9 million remaining in the reserve for litigation settlement is deemed at this time to be adequate to cover the remaining exposure for these cases of approximately $3.0 million.

Old National has obtained a summary judgement in its favor at the trial court level on lawsuits representing approximately $16.0 million of the estimated $31.0 million in exposure. The Court of Appeals for the First District recently affirmed the decision of the trial court for these cases filed in Cook County, Illinois. It is not expected that future judgements or settlements in the Cook County matters will have a material impact on Old National's results of operations.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.235 billion, commercial letters of credit of $21.2 million and standby letters of credit of $121.9 million at March 31, 2005. At March 31, 2004, loan commitments were $1.520 billion, commercial letters of credit were $19.6 million and standby letters of credit were $96.1 million. These commitments are not reflected in the consolidated financial statements. No material losses are expected to result from these transactions.

At March 31, 2005 and 2004, Old National had credit extensions of $93.4 million and $72.4 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's clients. At March 31, 2005 and 2004, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $62.7 million and $41.0 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 15 - FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients that are considered financial guarantees in accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2005, the notional amount of standby letters of credit was $121.9 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No.
133. See additional information in Note 13.

NOTE 16 - SEGMENT INFORMATION

Old National operates in two reportable segments: community banking and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking clients. Beginning January 1, 2005, Old National disaggregated internal reporting for its non-bank operations, including wealth management, investment consulting, insurance, brokerage and investment and annuity sales. These lines of business are now included in the "other" column for all periods reported.

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

Old National uses a funds transfer pricing ("FTP") system to eliminate the effect of interest rate risk from net interest income in the community banking segment and from companies included in the other column. The FTP system is used to credit or charge each segment for the funds the segments create or use. The net FTP credit or charge is reflected in segment net interest income.

The financial information for each operating segment is reported on the basis used internally by Old National's management to evaluate performance and is not necessarily comparable with similar information for any other financial institution.

Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

                                           COMMUNITY
(dollars in thousands)                      BANKING          TREASURY          OTHER          TOTAL
----------------------                     ----------       ----------        --------      ----------
2005
Net interest income                        $   65,801       $   (3,795)       $ (3,368)     $   58,638
Provision for loan losses                       5,079               21               -           5,100
Noninterest income                             17,383            1,661          16,682          35,726
Noninterest expense                            54,127              747          11,203          66,077
Income (loss) before income taxes and
  discontinued operations                      23,978           (2,902)          2,111          23,187
Income tax expense (benefit)                    6,349           (3,286)            684           3,747
Loss from discontinued operations,
  net of income tax benefit                         -                -            (984)           (984)
Segment profit                                 17,629              384             443          18,456

Total assets                                5,161,309        3,370,095         261,643       8,793,047
                                           ----------       ----------        --------      ----------
2004
Net interest income                        $   70,186       $   (1,901)       $ (3,186)     $   65,099
Provision for loan losses                       7,442               58               -           7,500
Noninterest income                             14,907            4,099          18,500          37,506
Noninterest expense                            58,302              883          14,663          73,848
Income before income taxes and
  discontinued operations                      19,349            1,257             651          21,257
Income tax expense (benefit)                    4,648           (2,190)            209           2,667
Income from discontinued operations,
  net of income tax expense                         -                -             919             919
Segment profit                                 14,701            3,447           1,361          19,509

Total assets                                5,738,373        3,267,233         261,683       9,267,289
                                           ----------       ----------        --------      ----------

NOTE 17 - DISCONTINUED OPERATIONS

In February 2005, Old National committed to a plan to sell selected non-strategic assets. Actions to locate buyers and transact the sales have been initiated and are expected to be complete during 2005. These sales were evaluated for asset impairment, including goodwill, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," and SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill impairment of $2.1 million after-tax was recorded as a result of these evaluations. In addition, in connection with the sale of one of the disposal groups acquired in a tax-free reorganization under Internal Revenue Code section 368, tax expense of approximately $8.0 million to $10.0 million is expected to be recorded and included in discontinued operations at the time of sale.

The operating activities of these non-strategic assets have been reclassified to discontinued operations for all periods in the consolidated statement of income. The discontinued operations generated revenues of $8.5 million and an after-tax loss of $1.0 million for the three months ended March 31, 2005. The after-tax loss is the net result of an operating profit of $1.1 million and a goodwill impairment loss of $2.1 million. For the three months ended March 31, 2004, the discontinued operations generated revenues of $8.1 million and after-tax income $0.9 million. The discontinued operations are reported in the "other" column in the segment reporting footnote.

Assets and liabilities related to discontinued operations were recorded at their estimated net realizable value and reported as held for sale in the consolidated balance sheet. Carrying amounts of the major classes of assets and liabilities of the discontinued operations included as held for sale were as follows at March 31, 2005:

(dollars in thousands)
----------------------
ASSETS HELD FOR SALE:
Money market investments                  $ 5,592
Available-for-sale securities                  11
Premises and equipment, net                   364
Goodwill                                   26,082
Other intangible assets                    21,681
Other assets                                3,511
                                          -------
  Total assets held for sale              $57,241
                                          =======
LIABILITIES HELD-FOR-SALE:
Other liabilities                         $11,238
                                          =======

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income for the three months ended March 31, 2005, was $18.5 million, a decrease of $1.0 million compared to $19.5 million for the three months ended March 31, 2004. Net income per diluted share was $0.27 for the three months ended March 31, 2005, compared to $0.28 for the three months ended March 31, 2004. Net income includes after-tax loss from discontinued operations of $1.0 million, or $0.01 per diluted share for the three months ended March 31, 2005, and after-tax income from discontinued operations $0.9 million, or $0.01 per diluted share for the three months ended March 31, 2004, related to Old National's plan to sell selected non-strategic assets during 2005. See Note 17 to the consolidated financial statements for further discussion of discontinued operations.

Old National's financial condition at March 31, 2005, continues to reflect reductions in loans, the investment portfolio, time deposits, and borrowed funds. Total assets at March 31, 2005, were $8.793 billion compared to total assets at March 31, 2004, of $9.267 billion. At March 31, 2005, Old National's financial condition includes total assets of $57.2 million and total liabilities of $11.2 million related to Old National's plan to sell selected non-strategic assets during 2005. See Note 17 to the consolidated financial statements for further discussion of discontinued operations.

Management uses various indicators such as return on assets, return on equity and asset quality ratios in order to evaluate the performance of the business. These are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCIAL BASIS AND FORWARD-LOOKING STATEMENTS

The following discussion is an analysis of Old National's results of operations for the three months ended March 31, 2005 and 2004, and financial condition as of March 31, 2005, compared to March 31, 2004, and December 31, 2004. This discussion and analysis should be read in conjunction with Old National's consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National's business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management's current expectations and the related forward-looking statements.

The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like "expect," "may," "could," "intend," "project," "estimate," "believe" or "anticipate." Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National's future performance include, but are not limited to: (1) economic, market, operational, liquidity, credit and interest rate risks associated with Old National's business; (2) economic conditions generally and in the financial services industry; (3) increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration; (4) volatility and direction of market interest rates; (5) governmental legislation and regulation (see the discussion under the heading "Supervision and Regulation" above), including changes in accounting regulation or standards; (6) the ability of Old National to execute its business plan and execute the "Ascend" project initiatives; (7) a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; (8) changes in the securities markets; and (9) changes in fiscal, monetary and tax policies. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report, are based upon Old National's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the mortgage servicing rights and the valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

      Management's analysis of probable losses inherent in the portfolio at March 31, 2005, resulted in a range for allowance for loan losses of $8.5 million with the potential effect to net income ranging from a decrease of $1.4 million to an increase of $4.2 million. These sensitivities are hypothetical and are not intended to represent actual results.

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

      The decrease in fair value of mortgage servicing rights at March 31, 2005, to immediate 10% and 20% adverse changes in the current prepayment assumptions would be approximately $0.9 million and $1.7 million, respectively. A 10% and 20% adverse change in the discount rate assumption would decrease the fair value of mortgage servicing rights at March 31, 2005, by $0.6 million and $1.2 million, respectively. These sensitivities are hypothetical and are not intended to represent actual results. Also, in reality, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

- GOODWILL AND OTHER INTANGIBLE ASSETS. For acquisitions, Old National is required to record the assets acquired, including identified other intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective. Under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible with subsequent reversal of the impairment loss being prohibited.

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

Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuation of mortgage servicing rights; and the valuation of goodwill and other intangible assets are "critical accounting estimates" because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National's assets reported on the balance sheet as well as net income. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the company's disclosure relating to it in this "Management's Discussion and Analysis".

ACQUISITION, CONSOLIDATION AND DIVESTITURE ACTIVITY

During the quarter ended March 31, 2005, Old National committed to a plan to sell selected non-strategic assets to better align its operations with its market and product focus. As a result, we are currently in negotiations to sell the J.W. Terrill Insurance Agency in St. Louis, Missouri, and the Fund Evaluation Group in Cincinnati, Ohio. These selected non-strategic assets are reported as held for sale at their estimated net realizable value on the consolidated balance sheet at March 31, 2005, and are included as discontinued operations on the consolidated statement of income for all periods shown. See
Note 17 to the consolidated financial statements for further details.

Subsequent to the quarter ended March 31, 2005, Old National completed the purchase of J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that does business as J.W. Flynn Company and J.W.F. Specialty Company, Inc. Old National issued 968,271 common shares as part of the purchase transaction. See Note 3 to the consolidated financial statements for further details.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Old National reported net income of $18.5 million for the three months ended March 31, 2005, a decrease of 5.4% from the $19.5 million recorded for the three months ended March 31, 2004. On a diluted per share basis, net income was $0.27 for the three months ended March 31, 2005, compared to $0.28 for the three months ended March 31, 2004. Related to Old National's plan to sell selected non-strategic assets during 2005, net income includes an after-tax loss from discontinued operations of $1.0 million, or $0.01 per diluted share for the three months ended March 31, 2005. This after-tax loss was the net result of an operating profit for discontinued operations of $1.1 million and a goodwill impairment loss of $2.1 million. Net income for the three months ended March 31, 2004, includes after-tax income from these discontinued operations of $0.9 million, or $0.01 per diluted share. See Note 17 to the consolidated financial statements for further discussion of discontinued operations.

Income from continuing operations of $19.4 million for the three months ended March 31, 2005, compared to $18.6 million for the three months ended March 31, 2004, was favorably impacted by a reduction in the provision for loan losses of $2.4 million and by reductions in salary expense as described below.

Noninterest income for the three months ended March 31, 2005, decreased $1.8 million compared to the three months ended March 31, 2004, primarily as a result of fewer securities gains.

Noninterest expense for the three months ended March 31, 2005, decreased $7.8 million compared to the three months ended March 31, 2004, primarily the result of reductions in salary expense. Salary expense for the three months ended March 31, 2004, included severance payments to three senior executives who left Old National during that quarter and an increase in incentive accruals that occurred during that quarter. In addition, recent corporate initiatives have reduced salary expense during 2005.

Old National's return on average assets for the three months ended March 31, 2005, was 0.84% and return on shareholders' equity was 10.48%, compared to return on average assets of 0.84% and return on shareholders' equity of 10.68% for the three months ended March 31, 2004.

NET INTEREST INCOME

Net interest income is Old National's most significant component of earnings, comprising over 62% of revenues at March 31, 2005. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National's ability to optimize its mix of assets and funding and its net interest income and margin.

Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $5.6 million and $6.1 million for the three months ended March 31, 2005 and 2004, respectively.

Taxable equivalent net interest income was $64.2 million for the three months ended March 31, 2005, a 9.8% decrease from the $71.2 million reported for the same period of 2004. The net interest margin was 3.22% for the three months ended March 31, 2005, compared to 3.37% reported for the three months ended March 31, 2004. The reduction in both net interest income and net interest margin reflects an increase in the cost of funding without offsetting increases in earning asset yields. Average earning assets were $7.964 billion for the three months ended March 31, 2005, compared to $8.461 billion for the same period of 2004, a decrease of 5.9% or $497.7 million.

Significantly affecting average earning assets at March 31, 2005 compared to March 31, 2004, was the sale of $405.6 million of residential real estate loans at the end of the second quarter of 2004. In addition, during 2004 and into 2005 commercial and commercial real estate loans declined as a result of weak loan demand in Old National's markets, more stringent loan underwriting standards, and the sale of $43.1 million in nonaccrual commercial and commercial real estate loans during the fourth quarter of 2004.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5.1 million for the three months ended March 31, 2005, compared to $7.5 million for the three months ended March 31, 2004, attributable to enhanced credit administration and underwriting functions that began in 2004 and decreases in total criticized and classified loans during the quarter ended March 31, 2005. Refer to "Allowance for Loan Losses and Asset Quality" section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.

NONINTEREST INCOME

Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended March 31, 2005, was $35.7 million, a decrease of $1.8 million, or 4.7% from the $37.5 million reported for the three months ended March 31, 2004. Despite this decrease, this source of revenue has grown as a percentage of total revenue to 37.9% in the three months ended March 31, 2005, compared to 36.6% in the three months ended March 31, 2004, reflective of the decline in the net interest income portion of total revenue.

The decrease in noninterest income was primarily attributable to a $2.5 million decrease in securities gains for the three months ended March 31, 2005, compared to March 31, 2004. Total fee and service charge income, excluding gains on sales of securities, was $36.2 million for the quarter ended March 31, 2005, compared to $35.5 million for the quarter ended March 31, 2004. Mortgage banking revenue, the primary contributor, increased $1.7 million for the three months ended March 31, 2005 compared to March 31, 2004, mostly attributable to the decrease in net impairment charges. Due to the slowing of prepayment speeds during 2005, no impairment charge was recognized on the mortgage servicing rights asset at March 31, 2005, compared to $1.4 million of impairment charges at March 31, 2004.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 2005, totaled $66.1 million, a decrease of $7.8 million, or 10.5% from the $73.8 million recorded for the three months ended March 31, 2004. Salaries and benefits, the largest component of noninterest expense, was $39.0 million for the three months ended March 31, 2005, compared to $44.2 million for the three months ended March 31, 2004, a decrease of $5.2 million. This decrease reflects the 2004 severance expense of $2.9 million related to three senior executives, including the chief executive officer, who left the company during the three months ended March 31, 2004, as well as reductions in the 2005 salary expense related to recent corporate "Ascend" initiatives.

All other components of noninterest expense totaled $27.0 million for the three months ended March 31, 2005, compared to $29.6 million for the three months ended March 31, 2004, a decrease of $2.6 million or 8.7%. The quarter ended March 31, 2004, included $1.4 million of write-downs of foreclosed real estate.

PROVISION FOR INCOME TAXES

Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National's financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 16.2% for the three months ended March 31, 2005, compared to 12.5% in the three months ended March 31, 2004. The increased effective tax rate in 2005 resulted from a lower percentage of tax-exempt income to total income than in 2004.

FINANCIAL CONDITION

OVERVIEW

Old National's assets at March 31, 2005, were $8.793 billion, a 5.1% decrease compared to March 31, 2004, and a 4.7% decrease compared to December 31, 2004. Loans decreased $619.3 million since March 31, 2004, and decreased $24.5 million since December 31, 2004. Total liabilities declined $404.0 million compared to March 31, 2004, and $72.6 million since December 31, 2004. Total shareholders' equity decreased $70.3 million from March 31, 2004, and $32.6 million from December 31, 2004, largely due to changes in the unrealized gains on investment securities.

EARNING ASSETS

Old National's earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.950 billion at March 31, 2005, a decrease of 6.1% from March 31, 2004, and a decrease of 3.1% since December 31, 2004. Much of the decrease is attributable to decreases in total loans, related to sales of $448.7 million of commercial, commercial real estate and residential real estate loans during 2004 and continued slow commercial lending market during 2004 and into 2005.

INVESTMENT SECURITIES

Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the company's funding requirements. However, Old National added 15- and 20-year fixed-rate mortgage pass-through securities to its held-to-maturity investment portfolio beginning in 2003. Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," may potentially affect the treatment of investments in an unrealized loss position. Until final guidance is issued by the FASB, it is uncertain whether this EITF Issue will have a material impact on Old National. At March 31, 2005, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

At March 31, 2005, the investment securities portfolio was $2.938 billion compared to $2.874 billion at March 31, 2004, an increase of $64.1 million or 2.2%. Investment securities decreased $75.1 million at March 31, 2005, compared to December 31, 2004, a decrease of 10.0%. Investment securities represented 37.0% of earning assets at March 31, 2005, compared to 33.9% at March 31, 2004, and 37.6% at December 31, 2004.

The investment securities available-for-sale portfolio had net unrealized losses of $30.0 million at March 31, 2005, a decrease of $89.6 million compared to net unrealized gains of $59.6 million at March 31, 2004, and a decrease of $39.3 million compared to net unrealized gains of $9.3 million at December 31, 2004. These decreases were primarily the result of higher market interest rates.

The investment portfolio had an average life of 4.30 years at March 31, 2005, compared to 4.30 years at March 31, 2004 and 4.41 years at December 31, 2004. The average yields on investment securities, on a taxable equivalent basis, were 4.46% for the quarter ended March 31, 2005, compared to 4.62% for the quarter ended March 31, 2004 and 4.45% for the quarter ended December 31, 2004.

RESIDENTIAL LOANS HELD FOR SALE

Residential loans held for sale were $31.7 million at March 31, 2005, compared to $17.9 million at March 31, 2004, and compared to $22.5 million at December 31, 2004. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of movement of originations and loan sales to the secondary market.

LENDING AND LOAN ADMINISTRATION

Old National has implemented certain credit approval disciplines in order to continue to focus on the reduction of problem and non-performing loans in the portfolio, including a restructuring of the manner in which commercial loans are analyzed and approved. Community-based credit personnel, which now include independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National's Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank, as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs and regularly reviews the loan policy to assure it remains appropriate for the current lending environment.

Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at March 31, 2005, the company had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Old National's policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois, Kentucky and Tennessee. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which has resulted in a decline of commercial loans and tighter credit underwriting standards. Old National anticipates that when the economy in Old National's principal markets shows improvement, commercial loans will begin to show higher levels of growth.

COMMERCIAL AND CONSUMER LOANS

Commercial and consumer loans are the largest classification within the earning assets of Old National representing 55.1% of earning assets at March 31, 2005, an increase from 54.6% at March 31, 2004, and 55.0% at December 31, 2004. At March 31, 2005, commercial and commercial real estate loans were $3.162 billion, a decrease of $282.6 million since March 31, 2004, and a decrease of $41.3 million since December 31, 2004. These decreases are partially attributable to commercial loans sales of $43.1 million during the quarter ended December 31, 2004.

At March 31, 2005, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $44.2 million or 3.8% compared to March 31, 2004, and increased $14.0 million or 4.6% since December 31, 2004, primarily due to enhancements to marketing and customer contact programs.

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

At March 31, 2005, residential real estate loans were $558.2 million, a decrease of $380.9 million or 40.6% from March 31, 2004. The sale of $405.6 million of residential real estate loans during second quarter of 2004 was the most significant contributor to this decrease. Old National is currently in the process of making a strategic shift from the mortgage operations being managed as a line of business with free-standing offices to being an integral part of the focus on expanding customer relationships.

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

ALLOWANCE FOR LOAN LOSSES AND ASSET QUALITY

At March 31, 2005, the allowance for loan losses was $86.3 million, a decrease of $14.3 million compared to $100.6 million at March 31, 2004, and an increase of $0.6 million compared to $85.7 million at December 31, 2004. As a percentage of total loans held for investment, the allowance decreased to 1.74% at March 31, 2005, from 1.80% at March 31, 2004, and slightly increased from 1.72% at December 31, 2004. For the three months ended March 31, 2005, the provision for loan losses amounted to $5.1 million, a decrease of $2.4 million from the three months ended March 31, 2004. Reductions in nonperforming loans during 2004 and the first quarter of 2005 were significant factors in the decrease of the allowance for loan losses. Other factors included the sales of $405.6 million of residential real estate loans and $43.1 million of nonaccrual commercial and commercial real estate loans during 2004, changes to separate the loan production functions from the underwriting functions, significant strengthening of the commercial underwriting processes and the elevation of the Credit Policy Committee to a board level committee to improve credit quality.

Charge-offs, net of recoveries, totaled $4.5 million for the three months ended March 31, 2005, an increase of $1.1 million from the three months ended March 31, 2004. Net charge-offs to average loans were 0.37% for the three months ended March 31, 2005, as compared to 0.25% for the three months ended March 31, 2004.

Under-performing assets totaled $62.0 million at March 31, 2005, slightly lower than $65.6 million at December 31, 2004, and significantly lower than $114.8 million at March 31, 2004. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2005, were 1.25%, a reduction from the December 31, 2004, ratio of 1.31% and the March 31, 2004 ratio of 2.06%. Nonaccrual loans were $55.2 million at March 31, 2005, compared to $54.9 million at December 31, 2004, and $107.1 million at March 31, 2004. Management will continue its efforts to reduce the level of under-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Total classified and criticized loans were $311.6 million at March 31, 2005, a decrease of $28.7 million from December 31, 2004, and $214.8 million from March 31, 2004.

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

The table below shows the various components of under-performing assets:

                                                                 MARCH 31,              DECEMBER 31,
(dollars in thousands)                                      2005           2004            2004
----------------------                                    --------       --------       ------------
Nonaccrual loans                                          $ 55,172       $107,122       $     54,890
Renegotiated loans                                               -              -                  -
Past due loans (90 days or more)                             1,782          2,334              2,414
Foreclosed properties                                        5,073          5,304              8,331
                                                          --------       --------       ------------
   Total under-performing assets                          $ 62,027       $114,760       $     65,635
                                                          ========       ========       ============
Classified loans (includes nonaccrual,
 renegotiated, past due 90 days and other problem loans)  $183,241       $321,328       $    192,214
Criticized loans                                           128,347        205,101            148,118
                                                          --------       --------       ------------
   Total criticized and classified loans                  $311,588       $526,429       $    340,332
                                                          ========       ========       ============
Asset Quality Ratios: (1)
   Non-performing loans/total loans (1) (2)                   1.11 %         1.92 %             1.10 %
   Under-performing assets/total loans and
    foreclosed properties (1)                                 1.25           2.06               1.31
   Under-performing assets/total assets                       0.71           1.24               0.74
   Allowance for loan losses/under-performing assets        139.14          87.70             130.65

(1) Items referring to loans are net of unearned income and include residential loans held for sale.

(2)   Non-performing loans include nonaccrual and renegotiated loans.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at March 31, 2005 totaled $117.5 million, a decrease of $52.9 million compared to $170.4 million at March 31, 2004, and a decrease of $51.3 million compared to $168.8 million at December 31, 2004. These decreases in goodwill and other intangible assets at March 31, 2005, are primarily the result of the reclassification of $47.8 million in goodwill and other intangibles to assets held for sale in connection with Old National's plan to sell selected non-strategic assets. In addition, concurrent with this reclassification, these discontinued operations were evaluated for impairment using estimated fair market values in the current market, resulting in goodwill impairment of $2.9 million. See Note 7 to the consolidated financial statements for further details.

ASSETS HELD FOR SALE

Assets held for sale totaling $57.2 million at March 31, 2005, are comprised primarily of money market investments, goodwill and other intangible assets related to discontinued operations reported during the quarter. See Note 17 to the consolidated financial statements for further details.

FUNDING

Total funding, comprised of deposits and wholesale borrowings, was $8.011 billion at March 31, 2005, a decrease of 4.5% from $8.390 billion at March 31, 2004, and a decrease of 3.2% from $8.074 billion at December 31, 2004. Total deposits were $6.362 billion at March 31, 2005, a decrease of 0.4% compared to March 31, 2004, and a decrease of 3.3% compared to December 31, 2004. Old National has experienced growth in demand deposits and other low cost transaction accounts offset by a reduction in time deposits, due to the lower rate environment throughout 2004 and customer preference for transaction accounts. The reduction in time accounts was also due to the maturity of a group of higher interest rate certificates of deposits during 2004.

Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At March 31, 2005, wholesale borrowings, including short-term borrowings and other borrowings, decreased 17.7% and 2.7% from March 31, 2004, and December 31, 2004, respectively. During 2004, wholesale borrowings decreased as the investment portfolio growth slowed. Wholesale borrowings as a percentage of total funding was 20.6% at March 31, 2005, compared to 23.9% at March 31, 2004, and 20.6% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $448.7 million during 2004, reduced the company's reliance on wholesale funding.

CAPITAL RESOURCES AND REGULATORY GUIDELINES

Shareholders' equity totaled $670.6 million at March 31, 2005, compared to $740.9 million at March 31, 2004, and $703.2 million at December 31, 2004. Unrealized losses on investment securities was the primary contributor to the decrease in shareholders' equity at March 31, 2005.

Old National paid cash dividends of $0.19 per share for the three months ended March 31, 2005, which decreased equity by $13.0 million, compared to cash dividends of $0.18 per share for the three months ended March 31, 2004, (restated for the 5% stock dividend distributed on January 26, 2005), which decreased equity by $12.6 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders' equity by $18.4 million during the first quarter of 2005 and $10.1 million during the first quarter of 2004. Shares reissued for stock options and stock purchase plans increased shareholders' equity by $2.1 million during the first quarter of 2005 compared to $7.4 million during the first quarter of 2004.

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

                                                       REGULATORY
                                                       GUIDELINES          MARCH 31,         DECEMBER 31,
                                                        MINIMUM       2005         2004         2004
                                                       ----------    ------       ------     ------------
RISK-BASED CAPITAL:
Tier 1 capital to total avg assets (leverage ratio)      4.00 %       7.76 %       7.53 %        7.68 %
Tier 1 capital to risk-adjusted total assets             4.00        11.01        11.08         11.18
Total capital to risk-adjusted total assets              8.00        14.72        14.76         14.90
Shareholders' equity to assets                            N/A         7.63         8.00          7.90

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

Old National's Board of Directors, through its Funds Management Committee, monitors the company's interest rate risk. On January 26, 2005, the Funds Management Committee approved new policy guidelines for the allowable change in Net Interest Income at Risk and Economic Value of Equity to enhance the monitoring of compliance within identified interest rate risk exposure zones. Policy guidelines, in addition to March 31, 2005 and 2004 results, are as follows.

                  NET INTEREST INCOME - 12 MONTH POLICIES (+/-)

                                     INTEREST RATE CHANGE IN BASIS POINTS
                DOWN 200         DOWN 100          UP 100           UP 200          UP 300
              ------------     ------------     ------------     ------------    --------------
Green Zone        6.50%            3.00%             3.00%            6.50%           12.00%

Yellow Zone   6.50% - 8.50%    3.00% - 4.00%    3.00% - 4.00%    6.50% - 8.50%   12.00% - 15.00%

 Red Zone         8.50%            4.00%             4.00%            8.50%           15.00%

 3/31/2005        2.78%            2.31%            -3.22%           -7.33%          -11.97%

 3/31/2004       -1.90%            0.75%            -2.87%           -6.06%          -10.10%

            NET INTEREST INCOME - 24 MONTH CUMULATIVE POLICIES (+/-)

                                     INTEREST RATE CHANGE IN BASIS POINTS
                DOWN 200         DOWN 100          UP 100           UP 200          UP 300
              ------------     ------------     ------------     ------------    --------------
Green Zone        5.00%            2.25%            2.25%            5.00%            10.00%

Yellow Zone   5.00% - 7.00%    2.25% - 3.25%    2.25% - 3.25%    5.00% - 7.00%   10.00% - 12.50%

 Red Zone         7.00%            3.25%            3.25%            7.00%            12.50%

 3/31/2005       -0.25%            1.28%           -2.53%           -5.97%           -10.06%

 3/31/2004       -3.87%           -0.45%           -2.01%           -4.55%            -8.12%

                     ECONOMIC VALUE OF EQUITY POLICIES (+/-)

                                     INTEREST RATE CHANGE IN BASIS POINTS
                DOWN 200         DOWN 100          UP 100           UP 200          UP 300
              ------------     ------------     ------------    --------------   --------------
Green Zone        12.00%           5.00%            5.00%            12.00%           22.00%

Yellow Zone  12.00% - 17.00%   5.00% - 7.00%    5.00% - 7.00%   12.00% - 17.00%  22.00% - 30.00%

 Red Zone         17.00%           7.50%            7.50%            17.00%           30.00%

 3/31/2005       -13.78%          -3.27%           -1.21%            -4.02%           -7.96%

 3/31/2004       -13.85%          -3.21%           -2.94%            -8.43%          -14.96%

Red zone policy limits represent Old National's absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank's maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone).

At March 31, 2005, modeling indicated Old National was within the yellow zone policy limits for the following 12 month Net Interest Income at Risk Scenarios:
Up 100 and Up 200. In addition, modeling indicated Old National was within the yellow zone policy limits for the following 24 month cumulative Net Interest Income at Risk Scenarios: Up 100, Up 200, and Up 300. Old National's position within the yellow zone was deemed acceptable by management at this time. All other Net Interest Income at Risk modeling scenarios fell within Old National's green zone, which is considered the normal and acceptable interest rate risk level.

At March 31, 2005, modeling indicated Old National was within the yellow zone policy limits for the Down 200 Economic Value of Equity Scenario. The Funds Management Committee has deemed this an acceptable risk given the company's outlook for rising interest rates. All other modeling scenarios fell within Old National's green zone, which is considered the normal and acceptable interest rate risk level.

At March 31, 2005, a notable change in the company's rate risk profile was reflected in the decrease in the company's estimated change in Economic Value of Equity resulting in the Up 200 basis points yield curve shock. Economic Value of Equity changed from - 8.43% in March 2004 to - 4.02% in March 2005. The company reduced its long term exposure to rising interest rates by reducing the effective duration of the investment portfolio to 3.76 years at March 31, 2005, compared to 4.00 years at March 31, 2004, by selling $405.6 million of residential mortgages in June 2004, and by executing $195.0 million in forward-starting interest rate swaps that become effective between April 1, 2005 and June 1, 2006. Old National will pay a fixed rate and receive a floating rate on these derivatives beginning on future dates. These derivatives will serve to fix the interest rates of future debt issuances. The fixed interest rates range from 2.78% to 4.69% and have maturities of 2 to 3 years after the swaps become effective.

Old National uses derivatives, primarily interest rate swaps, to manage interest rate risk in the ordinary course of business. The company's derivatives had an estimated fair value loss of $22.9 million at March 31, 2005, compared to an estimated market gain of $18.1 million at March 31, 2004. The decline in market value is due both to the increase in interest rates for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 and the fact that Old National terminated certain receive fixed rate swaps. As explained above, Old National added forward-starting pay fixed rate swaps. All of these transactions served to better position the company's balance sheet for rising rates. See Note 13 to the consolidated financial statements for further discussion of derivative financial instruments.

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

Old National's ability to raise funding at competitive prices is influenced by rating agencies' views of the company's credit quality, liquidity, capital and earnings. All three rating agencies have issued a stable outlook in conjunction with their ratings as of March 31, 2005. The senior debt ratings of Old National Bancorp and Old National Bank at March 31, 2005, are shown in the following table.

SENIOR DEBT RATINGS

                              STANDARD AND POOR'S           MOODY'S INVESTOR SERVICES            FITCH, INC.
                             -----------------------        -------------------------       ---------------------
                             LONG-TERM    SHORT-TERM        LONG-TERM      SHORT-TERM       LONG-TERM  SHORT-TERM
                             ---------    ----------        ---------      ----------       ---------  ----------
Old National Bancorp            BBB         N/A                Baa1            N/A             BBB          F2
Old National Bank               BBB+         A2                 A3             P-2             BBB          F2

N/A = not applicable

As of March 31, 2005, Old National Bank had the capacity to borrow $747.8 million from the Federal Reserve Bank's discount window. Old National Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at March 31, 2005, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at March 31, 2005, Old National Bancorp has $750 million available under a $750 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At March 31, 2005, the parent company's other borrowings outstanding was $258.1 million, compared with $274.6 million at March 31, 2004. The decrease in other borrowings in 2005 was driven by a $3.2 million maturity of medium-term notes payable and a $13.3 million decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months. However, subsequent to March 31, 2005, Old National called for the redemption of $50 million of junior subordinated debentures, thereby redeeming the trust preferred securities of ONB Capital Trust I.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At March 31, 2005, prior regulatory approval was not required for Old National's affiliate bank.

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Old National's principal executive officer and principal financial officer have concluded that Old National's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

                                                         TOTAL NUMBER
                                                          OF SHARES
                          TOTAL           AVERAGE        PURCHASED AS       MAXIMUM NUMBER OF
                         NUMBER           PRICE       PART OF PUBLICALLY   SHARES THAT MAY YET
                        OF SHARES        PAID PER       ANNOUNCED PLANS    BE PURCHASED UNDER
PERIOD                  PURCHASED         SHARE          OR PROGRAMS      THE PLANS OR PROGRAMS
------                  ---------        --------     ------------------  --------------------
01/01/05 - 01/31/05       183,000        $  23.51          183,000              3,272,118
02/01/05 - 02/28/05       489,800           21.34          489,800              2,768,947
03/01/05 - 03/31/05       177,400           20.29          177,400              2,585,632
                        ---------        --------     ------------        ---------------
  Year-to-date 3/31/05    850,200        $  21.62          850,200              2,585,632
                        =========        ========     ============        ===============

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

        (c) 2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (d) Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (e) Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (f) Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (g) 2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

        (h) Summary of Old National Bancorp's Outside Director Compensation Program (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

        (i) Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

        (j) Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

        (k) Form of Severance Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(b) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

        (l) Form of Severance Agreement for John S. Poelker, as amended (incorporated by reference to Exhibit 10(a) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2004).*

        (m) Form of Change of Control Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(c) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

        (n) Form of Change of Control Agreement for John S. Poelker, as amended (incorporated by reference to Exhibit 10(b) of Old National's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2004).*

        (o) Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National's Form S-8 filed on July 20, 2001).*

        (p) First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30,
            2004).*

        (q) Form of 2004 "Performance-Based" Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

        (r) Form of 2005 "Performance-Based" Restricted Stock Award Agreement between Old National and certain key associates, is filed herewith.*

        (s) Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

        (t) Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        (u) Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

        (v) Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National's Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

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

      OLD NATIONAL BANCORP
      --------------------
      (Registrant)

  By: /s/ Christopher A. Wolking
      --------------------------
      Christopher A. Wolking
      Executive Vice President and Chief Financial Officer
      Duly Authorized Officer and Principal Financial Officer

      Date: May 10, 2005