Form 10-Q
period 2005-06-30
OLD NATIONAL BANCORP /IN/
filed 2005-08-09
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-15817

OLD NATIONAL BANCORP
(Exact name of Registrant as specified in its charter)

INDIANA	35-1539838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Main Street Evansville, Indiana (Address of principal executive offices)	47708 (Zip Code)
(812) 464-1294
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 68,648,000 shares outstanding at July 31, 2005.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet June 30, 2005 and 2004, and December 31, 2004	3

Consolidated Statement of Income Three and six months ended June 30, 2005 and 2004	4

Consolidated Statement of Changes in Shareholders’ Equity Six months ended June 30, 2005 and 2004	5

Consolidated Statement of Cash Flows Six months ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION	36

SIGNATURES	39
Certification
Certification
Certification
Certification

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

(dollars and shares in thousands)	June 30,		December 31,
(unaudited)	2005	2004	2004

Assets
Cash and due from banks	$216,891	$198,263	$204,678
Money market investments	18,259	280,811	12,320

Total cash and cash equivalents	235,150	479,074	216,998
Investment securities — available-for-sale, at fair value
U.S. Treasury	—	71,645	66,837
U.S. Government-sponsored agencies	511,020	551,317	632,473
Mortgage-backed securities	1,157,605	1,169,560	1,267,320
States and political subdivisions	515,384	638,955	597,631
Other securities	217,647	86,413	221,154

Investment securities — available-for-sale	2,401,656	2,517,890	2,785,415
Investment securities — held-to-maturity, at amortized cost (fair value $184,897, $186,210 and $176,166 respectively)	187,032	192,934	177,794
Federal Home Loan Bank stock, at cost	49,572	49,515	49,542
Residential loans held for sale	53,279	26,846	22,484
Loans:
Commercial	1,643,640	1,618,677	1,550,640
Commercial real estate	1,599,091	1,758,748	1,653,122
Residential real estate	544,589	534,688	555,423
Consumer credit, net of unearned income	1,231,170	1,195,082	1,205,657

Total loans	5,018,490	5,107,195	4,964,842
Allowance for loan losses	(80,645)	(95,065)	(85,749)

Net loans	4,937,845	5,012,130	4,879,093

Premises and equipment, net	211,356	201,689	212,787
Goodwill	113,135	129,265	129,947
Other intangible assets	24,335	40,313	38,868
Mortgage servicing rights	14,565	17,571	15,829
Assets held for sale	62,060	—	—
Accrued interest receivable and other assets	360,353	374,223	369,547

Total assets	$8,650,338	$9,041,450	$8,898,304

Liabilities
Deposits:
Noninterest-bearing demand	$857,051	$784,499	$851,218
Interest-bearing:
NOW	1,749,073	1,727,947	1,920,501
Savings	481,064	477,238	480,392
Money market	662,622	579,490	573,334
Time	2,570,962	2,777,151	2,588,818

Total deposits	6,320,772	6,346,325	6,414,263
Short-term borrowings	468,046	426,679	347,353
Other borrowings	1,051,315	1,456,179	1,312,661
Liabilities held for sale	14,333	—	—
Accrued expenses and other liabilities	93,646	138,969	120,819

Total liabilities	7,948,112	8,368,152	8,195,096

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 68,950, 66,273 and 69,287 shares issued and outstanding, respectively	68,950	66,273	69,287
Capital surplus	618,466	574,681	629,577
Retained earnings	15,300	58,667	—
Accumulated other comprehensive income (loss), net of tax	(490)	(26,323)	4,344

Total shareholders’ equity	702,226	673,298	703,208

Total liabilities and shareholders’ equity	$8,650,338	$9,041,450	$8,898,304

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data) (unaudited)	2005	2004	2005	2004

Interest Income
Loans including fees:
Taxable	$71,645	$72,691	$140,225	$147,073
Nontaxable	4,308	4,324	8,370	8,691
Investment securities, available-for-sale:
Taxable	20,559	18,994	42,097	38,887
Nontaxable	6,404	7,341	13,077	14,703
Investment securities, held-to-maturity, taxable	1,837	1,987	3,623	4,084
Money market investments	253	64	382	72

Total interest income	105,006	105,401	207,774	213,510

Interest Expense
Deposits	31,720	26,948	60,730	56,313
Short-term borrowings	2,666	1,063	4,683	2,053
Other borrowings	13,494	12,260	26,597	24,915

Total interest expense	47,880	40,271	92,010	83,281

Net interest income	57,126	65,130	115,764	130,229
Provision for loan losses	6,000	7,500	11,100	15,000

Net interest income after provision for loan losses	51,126	57,630	104,664	115,229

Noninterest Income
Wealth management fees	5,635	5,275	10,510	10,197
Service charges on deposit accounts	12,065	12,386	23,163	23,151
ATM and debit card fees	2,541	2,190	4,902	4,155
Mortgage banking revenue	1,267	7,139	2,644	6,819
Insurance premiums and commissions	9,094	8,202	18,145	17,409
Investment product fees	2,316	3,775	4,899	6,960
Bank-owned life insurance	1,741	1,782	3,495	3,835
Net securities gains	1,043	21	523	2,006
Other income	2,495	1,406	5,642	5,150

Total noninterest income	38,197	42,176	73,923	79,682

Noninterest Expense
Salaries and employee benefits	38,733	48,081	77,771	92,306
Occupancy	5,124	4,383	10,155	8,963
Equipment	3,882	3,374	7,394	6,815
Marketing	2,226	1,967	4,138	4,253
Outside processing	5,066	5,555	10,182	10,486
Communication and transportation	2,542	2,647	5,063	5,513
Professional fees	2,035	16,915	4,149	19,926
Loan expense	1,420	1,804	2,319	3,271
Supplies	1,071	913	1,946	1,913
Other real estate owned expense	127	367	405	2,023
Other expense	1,399	5,515	6,180	9,900

Total noninterest expense	63,625	91,521	129,702	165,369

Income before income taxes and discontinued operations	25,698	8,285	48,885	29,542
Income tax expense (benefit)	4,489	(1,930)	8,236	737

Income from continuing operations	21,209	10,215	40,649	28,805
Income from discontinued operations, net of tax expense of $1,075, $689, $1,007 and $1,299, respectively	1,666	1,068	682	1,987

Net income	$22,875	$11,283	$41,331	$30,792

Basic net income per share from continuing operations	$0.31	$0.14	$0.59	$0.41
Basic net income per share from discontinued operations	0.02	0.02	0.01	0.03
Basic net income per share	0.33	0.16	0.60	0.44

Diluted net income per share from continuing operations	$0.31	$0.14	$0.59	$0.41
Diluted net income per share from discontinued operations	0.02	0.02	0.01	0.03
Diluted net income per share	0.33	0.16	0.60	0.44

Dividends per common share	$0.19	$0.18	$0.38	$0.36
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’
in thousands) (unaudited)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2003	66,575	$66,575	$581,224	$53,107	$14,584	$715,490
Net income	—	—	—	30,792	—	30,792
Unrealized net securities losses, net of $(25,770) tax	—	—	—	—	(40,354)	(40,354)
Reclassification adjustment for gains included in net income, net of $(843) tax	—	—	—	—	(1,163)	(1,163)
Net unrealized derivative gains on cash flow hedges, net of $333 tax	—	—	—	—	516	516
Reclassification adjustment on cash flow hedges, net of $62 tax	—	—	—	—	94	94
Cash dividends	—	—	—	(25,232)	—	(25,232)
Stock repurchased	(729)	(729)	(15,402)	—	—	(16,131)
Stock reissued under stock option and stock purchase plans	427	427	8,859	—	—	9,286

Balance, June 30, 2004	66,273	$66,273	$574,681	$58,667	$(26,323)	$673,298

Balance, December 31, 2004	69,287	$69,287	$629,577	$—	$4,344	$703,208
Net income	—	—	—	41,331	—	41,331
Unrealized net securities losses, net of $(2,860) tax	—	—	—	—	(5,010)	(5,010)
Reclassification adjustment for securities gains included in net income, net of $(190) tax	—	—	—	—	(333)	(333)
Net unrealized derivative gains on cash flow hedges, net of $377 tax	—	—	—	—	585	585
Reclassification adjustment on cash flow hedges, net of $(48) tax	—	—	—	—	(76)	(76)
Stock issued for acquisition	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(26,031)	—	(26,031)
Stock repurchased	(1,584)	(1,584)	(31,373)	—	—	(32,957)
Stock issued under stock option, restricted stock and stock purchase plans	276	276	2,693	—	—	2,969

Balance, June 30, 2005	68,950	$68,950	$618,466	$15,300	$(490)	$702,226

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
(dollars in thousands) (unaudited)	2005	2004

Cash Flows From Operating Activities
Net income	$41,331	$30,792

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,641	6,420
Amortization of other intangible assets and goodwill impairment	4,137	1,599
Net premium amortization on investment securities	1,677	2,023
Amortization of unearned stock compensation	1,441	—
Provision for loan losses	11,100	15,000
Net securities gains	(523)	(2,006)
Net gains on sales and write-downs of loans and other assets	(797)	(4,645)
Residential real estate loans originated for sale	(187,739)	(193,881)
Proceeds from sale of residential real estate loans	157,628	187,226
Increase in accrued interest and other assets	(2,827)	(37,299)
Increase (decrease) in accrued expenses and other liabilities	(14,410)	49,972

Total adjustments	(22,672)	24,409

Net cash flows provided by operating activities	18,659	55,201

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	2,699	—
Purchases of investment securities available-for-sale	(258,172)	(546,554)
Purchases of investment securities held-to-maturity	(25,000)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	188,155	401,356
Proceeds from sales of investment securities available-for-sale	444,670	216,493
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	15,414	17,464
Proceeds from sale of loans	21,355	404,424
Net principal collected from (loans made to) customers	(91,207)	42,573
Proceeds from sale of premises and equipment and other assets	830	2,669
Purchase of premises and equipment	(6,698)	(28,993)

Net cash flows provided by investing activities	292,046	509,432

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	5,833	(38,647)
Savings, NOW and money market deposits	(81,468)	122,926
Time deposits	(17,856)	(231,046)
Short-term borrowings	120,693	12,091
Payments for maturities on other borrowings	(312,295)	(210,238)
Proceeds from issuance of other borrowings	50,000	54,543
Cash dividends paid	(26,031)	(25,232)
Common stock repurchased	(32,957)	(16,131)
Common stock issued under stock option, restricted stock and stock purchase plans	1,528	9,286

Net cash flows used in financing activities	(292,553)	(322,448)

Net increase in cash and cash equivalents	18,152	242,185
Cash and cash equivalents at beginning of period	216,998	236,889

Cash and cash equivalents at end of period	$235,150	$479,074

Total interest paid	$92,378	$86,488
Total taxes paid	$5,491	$6,990
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2005 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2005 and 2004, and December 31, 2004, and the results of its operations for the three and six months ended June 30, 2005 and 2004. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2004.
NOTE 2 — IMPACT OF ACCOUNTING CHANGES
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that requires companies to expense the value of employee stock options and similar awards. Subsequently, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005. Given this delay, Old National expects to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method applied to all outstanding and unvested share-based payment awards at the adoption date. Under this method, Old National expects to expense approximately $1.4 million in 2006 and $0.1 million in 2007. At June 30, 2005, and until the effective date of SFAS No. 123R, Old National will apply Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Under APB Opinion No. 25, no compensation cost has been recognized for any of the years presented, except with respect to restricted stock plans as disclosed in the accompanying table. Old National has presented in the following table net income and net income per share adjusted to proforma amounts had compensation costs for Old National’s stock-based compensation plans been recorded based on fair values at grant dates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$22,875	$11,283	$41,331	$30,792
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	617	—	937	—
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(587)	—	(1,070)	—
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(544)	(855)	(1,871)	(2,518)

Proforma net income	$22,361	$10,428	$39,327	$28,274

Basic net income per share:
As reported	$0.33	$0.16	$0.60	$0.44
Proforma	0.32	0.14	0.57	0.40
Diluted net income per share:
As reported	$0.33	$0.16	$0.60	$0.44
Proforma	0.32	0.14	0.57	0.40

NOTE 3 — ACQUISITION
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc., for $19.0 million, including acquisition costs. Common shares of 970,912 were issued as part of the transaction with a stock value of $18.5 million. Goodwill of $12.0 million was recorded of which $3.5 million is expected to be deductible for tax purposes. In addition, intangible assets totaling $8.4 million related to customer business relationships were recorded and are being amortized over 12 to 22 years. Beginning with the quarter ended June 30, 2005, these acquisitions will be included with the non-bank service companies in the “other” column of Note 17 — Segment Information. In accordance with the purchase agreement, future contingent payments may be paid in relation to this acquisition. These payments, which are not expected to be material, would result in a change to the purchase price and goodwill when paid. On the date of acquisition, unaudited financial statements of the companies showed assets of $5.0 million with year-to-date revenues of $4.7 million and net loss of $0.2 million.
NOTE 4 — NET INCOME PER SHARE
Restricted stock shares were antidilutive at June 30, 2005, for purposes of calculating diluted net income per share. The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
(dollars and shares
in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$21,209	68,471	$0.31	$10,215	69,651	$0.14
Income from discontinued operations	1,666		0.02	1,068		0.02

Income from operations	$22,875	68,471	$0.33	$11,283	69,651	$0.16

Diluted Net Income Per Share
Income from continuing operations	$21,209	68,471	$0.31	$10,215	69,651	$0.14
Effect of dilutive securities:
Stock options	—	17	—	—	509	—

Income from continuing operations and assumed conversions	21,209	68,488	0.31	10,215	70,160	0.14
Income from discontinued operations	1,666		0.02	1,068		0.02

Income from operations and assumed conversions	$22,875	68,488	$0.33	$11,283	70,160	$0.16

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
(dollars and shares
in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$40,649	68,530	$0.59	$28,805	69,664	$0.41
Income from discontinued operations	682		0.01	1,987		0.03

Income from operations	$41,331	68,530	$0.60	$30,792	69,664	$0.44

Diluted Net Income Per Share
Income from continuing operations	$40,649	68,530	$0.59	$28,805	69,664	$0.41
Effect of dilutive securities:
Stock options	—	42	—	—	282	—

Income from continuing operations and assumed conversions	40,649	68,572	0.59	28,805	69,946	0.41
Income from discontinued operations	682		0.01	1,987		0.03

Income from operations and assumed conversions	$41,331	68,572	$0.60	$30,792	69,946	$0.44

NOTE 5 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2005
Available-for-sale	$2,400,776	$29,565	$(28,685)	$2,401,656
Held-to-maturity	187,032	61	(2,196)	184,897

2004
Available-for-sale	$2,562,271	$28,787	$(73,168)	$2,517,890
Held-to-maturity	192,934	—	(6,724)	186,210

At June 30, 2005, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 6 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At June 30, 2005 and 2004, Old National had residential loans held for sale of $53.3 million and $26.8 million, respectively. As of June 30, 2005 and 2004, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.
During the second quarter of 2005, commercial loans held for investment of $26.7 million were reclassified to loans held for sale and sold for $21.4 million resulting in a write-down on loans transferred to held for sale of $5.3 million, which was recorded as a reduction to the allowance for loan losses. During the second quarter of 2004, residential real estate loans held for investment of $405.6 million were reclassified to loans held for sale and sold for $404.4 million resulting in a write-down on loans transferred to held for sale of $1.2 million, which was recorded as a reduction to the allowance for loan losses. Also in connection with this transaction, mortgage servicing rights of $2.7 million were capitalized, and a net gain of $2.7 million was recognized.
NOTE 7 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2005	2004

Balance, January 1	$85,749	$95,235
Transfer from allowance for unfunded commitments	—	755
Additions:
Provision charged to expense	11,100	15,000
Deductions:
Write-downs from loans transferred to held for sale	5,348	1,177
Loans charged-off	15,090	18,332
Recoveries	(4,234)	(3,584)

Net charge-offs	16,204	15,925

Balance, June 30	$80,645	$95,065

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities.

The following is a summary of information pertaining to impaired loans at June 30:

(dollars in thousands)	2005	2004

Impaired loans without a valuation allowance	$7,274	$20,911
Impaired loans with a valuation allowance	30,639	63,721

Total impaired loans	$37,913	$84,632

Valuation allowance related to impaired loans	$12,059	$28,035

A loan is considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities.
For the six months ended June 30, 2005, the average balance of impaired loans was $42.4 million for which no interest was recorded. For the six months ended June 30, 2004, the average balance of impaired loans was $90.1 million for which $0.4 million of interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2005 and 2004, Old National had goodwill in the amount of $113.1 million and $129.3 million, respectively. During the six months ended June 30, 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million.
The change in the carrying amount of goodwill by segment for the six months ended June 30 was as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill acquired during the year	—	12,020	12,020
Adjustments to goodwill acquired in prior year	—	150	150
Goodwill transfered to assets held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, June 30, 2005	$70,944	$42,191	$113,135

Balance, January 1, 2004	$70,944	$58,307	$129,251
Adjustments to goodwill acquired in prior year	—	14	14

Balance, June 30, 2004	$70,944	$58,321	$129,265

At June 30, 2005 and 2004, Old National had $24.3 million and $40.3 million, respectively, in unamortized intangible assets. During the six months ended June 30, 2005, Old National reclassified definite-lived intangible assets of $18.9 million and indefinite-lived assets of $2.8 million to assets held for sale and discontinued the related amortization. Old National continues to amortize definite-lived intangible assets in continuing operations over the estimated remaining life of each respective asset.

The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of June 30:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

2005
Amortized intangible assets:
Core deposit	$5,574	$(3,917)	$1,657
Customer business relationships	25,411	(2,733)	22,678

Total intangible assets	$30,985	$(6,650)	$24,335

2004
Amortized intangible assets:
Core deposit	$5,574	$(3,353)	$2,221
Customer business relationships	36,676	(3,104)	33,572
Non-compete agreements	1,100	(110)	990
Technology	1,300	(570)	730

Total amortized intangible assets	44,650	(7,137)	37,513
Unamortized intangible assets:
Trade name	2,800	—	2,800

Total intangible assets	$47,450	$(7,137)	$40,313

Total amortization expense associated with other intangible assets for the three months ended June 30 was $0.6 million in 2005 and $0.5 million in 2004. Year-to-date amortization expense as of June 30, 2005 and 2004, was $1.2 million and $0.9 million, respectively.
The following is the estimated amortization expense for the future years ending:

(dollars in thousands)

2005 remaining	$1,275
2006	2,384
2007	2,011
2008	1,880
2009	1,756
Thereafter	15,029

Total	$24,335

NOTE 9 — MORTGAGE SERVICING RIGHTS
Mortgage servicing rights derived from loans sold with servicing retained were $14.6 million and $17.6 million at June 30, 2005 and 2004, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at June 30 was $1.937 billion in 2005 and $2.134 billion in 2004. At June 30, 2005 and 2004, the fair value of capitalized mortgage servicing rights was $16.9 million and $21.5 million, respectively. Old National’s key economic assumptions used in determining the fair value of mortgage servicing rights at June 30, 2005 and 2004, respectively, were a weighted average prepayment rate of 305 PSA together with a weighted average discount rate of 9.10% and a weighted average prepayment rate of 223 PSA together with a weighted average discount rate of 9.2%.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at June 30:

(dollars in thousands)	2005	2004

Balance before valuation allowance, January 1	$15,829	$15,790
Rights capitalized	1,514	4,942
Amortization	(2,778)	(3,161)

Balance before valuation allowance, June 30	14,565	17,571

Valuation allowance:
Balance, January 1	—	(1,131)
Additions to valuation allowance	—	(1,940)
Reductions to valuation allowance	—	3,071

Balance, June 30	—	—

Mortgage servicing rights, net	$14,565	$17,571

NOTE 10 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at June 30:

(dollars in thousands)	2005	2004

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturities August 2007 to June 2008	$110,000	$113,200
Senior unsecured bank note (fixed rate 5.00%) maturity May 2010	50,000	—
Junior subordinated debenture (fixed rate 8.00%) maturity April 2032	100,000	150,000
SFAS 133 fair value hedge and other basis adjustments	641	1,940
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 1.70% to 2.75% and variable rate 4.07%) maturities May 2008 to December 2009	148,000	298,000
Federal Home Loan Bank advances (fixed rates 4.28% to 8.34%) maturities August 2005 to October 2022	384,556	580,116
Senior unsecured bank notes (fixed rate 3.95% and variable rates 3.57% to 3.76%) maturities May 2006 to February 2008	100,000	165,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,508	4,536
SFAS 133 fair value hedge and other basis adjustments	3,610	(6,613)

Total other borrowings	$1,051,315	$1,456,179

Contractual maturities of other borrowings at June 30, 2005, were as follows:

(dollars in thousands)

Due in 2005	$30,068
Due in 2006	78,361
Due in 2007	60,034
Due in 2008	343,037
Due in 2009	76,040
Thereafter	459,524
SFAS 133 fair value hedge and other basis adjustments	4,251

Total	$1,051,315

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.50% and 5.32% at June 30, 2005 and 2004, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
SUBORDINATED BANK NOTES
Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.
JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes.
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
In March 2000, ONB Capital Trust I issued $50 million in preferred securities guaranteed by Old National. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust I. In May 2005, Old National redeemed the $50 million of junior subordinated debentures issued in March 2000, thereby causing a redemption of all of the ONB Capital Trust, 9.5% trust preferred securities. In connection with the redemption, Old National expensed the remaining $1.7 million of unamortized debt issuance costs related to this debt.
CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a new branch office building in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National’s current incremental borrowings rate for similar types of borrowing arrangements.

At June 30, 2005, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2005 remaining	$186
2006	371
2007	371
2008	371
2009	390
Thereafter	12,874

Total minimum lease payments	14,563
Less amounts representing interest	10,055

Present value of net minimum lease payments	$4,508

NOTE 11 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National’s noncontributory defined benefit retirement plan for the six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2005	2004	2005	2004

Service cost	$360	$485	$878	$1,022
Interest cost	891	999	1,784	1,974
Expected return on plan assets	(1,012)	(901)	(1,920)	(1,752)
Amortization of prior service cost	(86)	8	(78)	16
Amortization of transitional asset	—	(108)	—	(216)
Recognized actuarial loss	378	392	786	789

Net periodic benefit cost	$531	$875	$1,450	$1,833

STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At June 30, 2005, 6.5 million shares were outstanding under the plan, including 6.0 million stock options and 0.5 million shares of restricted stock as described below, and 1.1 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Old National accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. See Note 2 for proforma net income and net income per share data.
Stock Options
On February 2, 2004, Old National granted 0.3 million stock options to key associates at an option price of $20.43, the closing price of Old National’s stock on that date. The options vested 100% on December 31, 2004, and expire in ten years. Also during 2004, Old National granted 26.3 thousand shares to a key associate at an option price of $23.99, the closing price of Old National’s stock on that date. These options vest 100% on September 7, 2005, and expire in ten years. At June 30, 2005, Old National had 6.0 million of stock options outstanding.
Restricted Stock
On January 27, 2005, Old National’s Board of Directors approved a restricted stock award to grant 0.2 million shares to certain key officers with shares vesting at the end of a thirty-eight month period based on the achievement of certain targets. On July 22, 2004, Old National’s Board of Directors approved a restricted stock award to grant 0.3 million shares to certain key officers with shares vesting at the end of a thirty-two month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

At June 30, 2005, the shares issued have an estimated value of $10.0 million based on the stock price on that date. The expense recognized during the six months ended June 30, 2005, related to the vesting of these awards was $1.4 million. The remaining $7.5 million of deferred compensation is included as a component of capital surplus.
NOTE 12 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2005	2004	2005	2004

Provision at statutory rate of 35%	$8,995	$2,900	$17,110	$10,340
Tax-exempt income	(4,332)	(4,595)	(8,672)	(9,400)
Other, net	(174)	(235)	(202)	(203)

Income tax expense (benefit)	$4,489	$(1,930)	$8,236	$737

Effective tax rate	17.5%	(23.3)%	16.8%	2.5%

For the three months and six months ended June 30, 2005, the effective tax rate was higher than for the three and six months ended June 30, 2004. The increased effective tax rate resulted from a lower percentage of tax-exempt income to total income compared to the three and six months ended June 30, 2004.
NOTE 13 — COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2005	2004	2005	2004

Net income:	$22,875	$11,283	$41,331	$30,792
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	18,789	(62,283)	(5,010)	(40,354)
Less: reclassification adjustment for securities gain realized in net income, net of tax	(644)	(13)	(333)	(1,163)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax	(1,171)	151	585	516
Less: reclassification adjustment on cash flow hedges, net of tax	(10)	47	(76)	94

Net unrealized gains (losses)	16,964	(62,098)	(4,834)	(40,907)

Comprehensive income (loss)	$39,839	$(50,815)	$36,497	$(10,115)

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The following table summarizes the derivative financial instruments utilized by Old National at June 30:

	2005			2004
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$1,238,698	$7,933	$(14,112)	$1,221,393	$6,939	$(26,593)
Pay fixed interest rate swaps	20,000	—	(601)	—	—	—
Forward mortgage loan contracts	16,002	33	—	7,406	—	(38)
Cash Flow Hedges
HELOC cash flow	100,000	—	(813)	100,000	28	(407)
Pay fixed interest rate swaps	—	—	—	120,000	2,342	—
Stand Alone Derivatives
Interest rate lock commitments	52,991	234	—	37,496	449	—
Forward mortgage loan contracts	67,070	12	—	45,178	—	(254)
Options on contracts purchased	—	—	—	8,000	—	(16)
Anticipated floating rate debt	55,000	—	(798)	—	—	—
Matched Customer Hedges
Customer interest rate swaps	161,430	2,538	(403)	50,558	383	(650)
Customer interest rate swaps with counterparty	161,430	403	(2,538)	50,558	650	(383)
Customer interest rate cap	2,300	—	(10)	15,300	—	(68)
Customer interest rate cap with counterparty	2,300	10	—	15,300	68	—

Total	$1,877,221	$11,163	$(19,275)	$1,671,189	$10,859	$(28,409)

NOTE 15 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates.
Among these are several lawsuits relating to activities in 1995 of First National Bank & Trust Company, Carbondale, Illinois, (“First National”), which Old National acquired in 1999. These lawsuits were brought against Old National Bank, as successor to First National, and were filed by alleged third-party creditors of certain structured settlement trusts. The lawsuits filed by the third-party creditors allege actual damages totaling approximately $31.0 million, as well as unspecified punitive damages and other damages and attorneys’ fees. In addition, certain of the corporate defendants in these lawsuits have filed lawsuits asserting contribution and indemnity against Old National Bank. The cases were brought in the City of St. Louis and St. Louis County in Missouri; St. Clair County, Madison County and Cook County in Illinois; and the U.S. Federal District Court in southern Illinois. During the quarter ended March 31, 2005, Old National received summary judgement in its favor in the U.S. Federal District Court case in southern Illinois.
During the fourth quarter of 2003, Old National established a reserve of $10.0 million for settlement of certain of the lawsuits pending in the City of St. Louis and St. Louis County in Missouri and St. Clair County and Madison County in Illinois. As of March 31, 2004, Old National had paid $9.1 million of this reserve to settle a number of lawsuits representing approximately $12.0 million in alleged damages. As of June 30, 2005, the approximate $0.9 million remaining in the reserve for litigation settlement is deemed to be adequate to cover the remaining exposure for these cases of approximately $3.0 million.

Old National has obtained a summary judgement in its favor at the trial court level on lawsuits representing approximately $16.0 million of the estimated $31.0 million in exposure. The Court of Appeals for the First District affirmed the decision of the trial court for these cases filed in Cook County, Illinois. The plaintiffs petitioned the Illinois Supreme Court to review the Court of Appeal’s decision. As of June 30, 2005, the Illinois Supreme Court has not yet determined whether or not it will review the Court of Appeals’ decision. It is uncertain at this time whether any future judgements or settlements in the Cook County matters will have a material impact on Old National’s results of operations.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.279 billion, commercial letters of credit of $4.2 million and standby letters of credit of $138.2 million at June 30, 2005. At June 30, 2004, loan commitments were $1.345 billion, commercial letters of credit were $16.3 million and standby letters of credit were $101.9 million. These commitments are not reflected in the consolidated financial statements. No material losses are expected to result from these transactions.
At June 30, 2005 and 2004, Old National had credit extensions of $94.7 million and $72.1 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2005 and 2004, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $62.7 million and $41.3 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 16 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients that are considered financial guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2005, the notional amount of standby letters of credit was $138.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
NOTE 17 — SEGMENT INFORMATION
Old National operates in two reportable segments: community banking and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking clients. Beginning January 1, 2005, Old National disaggregated internal reporting for its non-bank operations, including wealth management, investment consulting, insurance, brokerage and investment and annuity sales. These lines of business are now included in the “other” column for all periods reported.
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
Old National uses a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from net interest income in the community banking segment and from companies included in the other column. The FTP system is used to credit or charge each segment for the funds the segments create or use. The net FTP credit or charge is reflected in segment net interest income.

The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three months and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended June 30, 2005
Net interest income	$64,030	$(3,176)	$(3,728)	$57,126
Provision for loan losses	5,897	103	—	6,000
Noninterest income	18,472	1,788	17,937	38,197
Noninterest expense	51,251	998	11,376	63,625
Income (loss) before income taxes and discontinued operations	25,354	(2,489)	2,833	25,698
Income tax expense (benefit)	6,635	(3,055)	909	4,489
Income from discontinued operations, net of income tax expense	—	—	1,666	1,666
Segment profit	18,719	566	3,590	22,875
Total assets	5,315,115	3,052,496	282,727	8,650,338

Three months ended June 30, 2004
Net interest income	$71,858	$(3,336)	$(3,392)	$65,130
Provision for loan losses	7,442	58	—	7,500
Noninterest income	23,843	2,271	16,062	42,176
Noninterest expense	72,423	1,909	17,189	91,521
Income (loss) before income taxes and discontinued operations	15,836	(3,032)	(4,519)	8,285
Income tax expense (benefit)	3,100	(3,627)	(1,403)	(1,930)
Income from discontinued operations, net of income tax expense	—	—	1,068	1,068
Segment profit	12,736	595	(2,048)	11,283
Total assets	5,389,457	3,380,997	270,996	9,041,450

Six months ended June 30, 2005
Net interest income	$129,831	$(6,971)	$(7,096)	$115,764
Provision for loan losses	10,976	124	—	11,100
Noninterest income	35,855	3,449	34,619	73,923
Noninterest expense	105,378	1,745	22,579	129,702
Income (loss) before income taxes and discontinued operations	49,332	(5,391)	4,944	48,885
Income tax expense (benefit)	12,984	(6,341)	1,593	8,236
Income from discontinued operations, net of income tax expense	—	—	682	682
Segment profit	36,348	950	4,033	41,331
Total assets	5,315,115	3,052,496	282,727	8,650,338

Six months ended June 30, 2004
Net interest income	$142,044	$(5,237)	$(6,578)	$130,229
Provision for loan losses	14,884	116	—	15,000
Noninterest income	38,750	6,370	34,562	79,682
Noninterest expense	130,725	2,792	31,852	165,369
Income (loss) before income taxes and discontinued operations	35,185	(1,775)	(3,868)	29,542
Income tax expense (benefit)	7,748	(5,817)	(1,194)	737
Income from discontinued operations, net of income tax expense	—	—	1,987	1,987
Segment profit	27,437	4,042	(687)	30,792
Total assets	5,389,457	3,380,997	270,996	9,041,450

NOTE 18 — DISCONTINUED OPERATIONS
In February 2005, Old National committed to a plan to sell selected non-strategic companies, J.W. Terrill Insurance Agency in St. Louis, Missouri, and Fund Evaluation Group in Cincinnati, Ohio, to better align its operations with its market and product focus. The assets and liabilities of these companies are reported as held for sale at lower of cost or market on the consolidated balance sheet at June 30, 2005. The operating activities of these companies have been reclassified to discontinued operations for all periods in the consolidated statement of income. Revenues of $9.2 million and $8.9 million with after-tax income of $1.7 million and $1.1 million were recorded for the three months ended June 30, 2005 and 2004, respectively. These discontinued operations generated revenues of $17.7 million and $17.1 million with after-tax income of $0.7 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively and are reported in the “other” column for segment reporting.
Subsequent to the quarter ended June 30, 2005, Old National completed the sale of J.W. Terrill Insurance Agency in St. Louis, Missouri. The company was acquired in a tax-free reorganization under Internal Revenue Code section 368. As a result of the taxable sale, Old National expects to record tax expense of approximately $9.5 million in the third quarter. Actions to locate a buyer for Fund Evaluation Group have been initiated with an expected sale during 2005.
Carrying amounts of the major classes of assets and liabilities of the discontinued operations included as held for sale were as follows at June 30, 2005:

(dollars in thousands)

Assets held for sale:
Money market investments	$9,120
Available-for-sale securities	11
Premises and equipment, net	371
Goodwill	26,082
Other intangible assets	21,681
Other assets	4,795

Total assets held for sale	$62,060

Liabilities held-for-sale:
Other liabilities	$14,333

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Net income for the three and six months ended June 30, 2005, increased compared to the three and six months ended June 30, 2004, primarily due to a significant decrease in noninterest expense and lower provisions for loan losses. Noninterest expense in 2004 was impacted by nonrecurring charges related to the company-wide profit improvement project, “Ascend”. The decrease in the 2005 provision for loan losses is primarily a result of the improvement in Old National’s credit quality performance. These improvements were somewhat offset by decreases in net interest income and mortgage banking revenue. However, Old National’s June 30, 2005 loan balance represented the first quarterly increase in total loans since the three-month period ended June 30, 2001. Related to Old National’s plan to sell selected non-strategic companies during 2005, net income includes after-tax income from discontinued operations of $1.7 million and $0.7 million, respectively, for the three and six months ended June 30, 2005, and $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2004. See Note 18 to the consolidated financial statements for further discussion of discontinued operations.
Total assets at June 30, 2005, were $8.650 billion compared to total assets of $9.041 billion at June 30, 2004, and $8.898 billion at December 31, 2004. The decrease, primarily reflective of reductions in the investment portfolio with a corresponding decrease in borrowed funds, is an effort to “right size” the balance sheet in response to the flattening yield curve and resulting narrowing spreads. Partially offsetting this decrease was the addition of $24.3 million of assets related to the purchase of J. W. F. Insurance Companies on May 1, 2005. Included in total assets at June 30, 2005, was $62.1 million of assets held for sale related to Old National’s plan to sell selected non-strategic companies during 2005. See Note 18 to the consolidated financial statements for further discussion of discontinued operations.
Management uses various indicators such as return on assets, return on equity and asset quality ratios in order to evaluate the performance of the business. These are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
FINANCIAL BASIS AND FORWARD-LOOKING STATEMENTS
The following discussion is an analysis of Old National’s results of operations for the three months and six months ended June 30, 2005 and 2004, and financial condition as of June 30, 2005, compared to June 30, 2004, and December 31, 2004. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.” Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National’s future performance include, but are not limited to: (1) economic, market, operational, liquidity, credit and interest rate risks associated with Old National’s business; (2) economic conditions generally and in the financial services industry; (3) increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration; (4) volatility and direction of market interest rates; (5) governmental legislation and regulation, including changes in accounting regulation or standards; (6) the ability of Old National to execute its business plan; (7) a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; (8) changes in the securities markets; and (9) changes in fiscal, monetary and tax policies. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this quarterly report, are based upon Old National’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Old National to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the mortgage servicing rights and the valuation of goodwill and other intangible assets. Actual results could differ from those estimates.
•	Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest.

Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the company’s highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect Old National’s borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews conducted at the community bank locations as well as regular reviews of problem loan reports, delinquencies and charge-offs.

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

Old National calculates migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The amounts determined by migration analysis are adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors.

Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans.

Management’s analysis of probable losses inherent in the portfolio at June 30, 2005, resulted in a range for allowance for loan losses of $8.8 million with the potential effect to net income ranging from a decrease of $3.8 million to an increase of $2.0 million. These sensitivities are hypothetical and are not guarantees of actual results.

•	Mortgage Servicing Rights. Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the mortgage servicing rights retained based on the relative fair values of each. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Amortization of capitalized mortgage servicing rights is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets. Impairment of mortgage servicing rights exists if the book value of the mortgage servicing rights exceeds its estimated fair value. In determining impairment, mortgage servicing rights are stratified by interest rates.

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

A 10% and 20% adverse change in the current prepayment assumptions would decrease the fair value of mortgage servicing rights at June 30, 2005, by approximately $0.9 million and $1.6 million, respectively. A 10% and 20% adverse change in the discount rate assumption would decrease the fair value of mortgage servicing rights at June 30, 2005, by $0.4 million and $0.9 million, respectively. These sensitivities are hypothetical and are not guarantees of actual results. Also, in reality, changes in one factor may result in changes in other factors, which might magnify or counteract the sensitivities.

•	Goodwill and Other Intangible Assets. For acquisitions, Old National is required to record the assets acquired, including identified other intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective. Under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset with subsequent reversal of the impairment loss being prohibited.

The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of the company as a whole and the individual lines of business in which the goodwill or intangible assets reside.
Management believes the accounting estimates related to the allowance for loan losses; the capitalization, amortization and valuation of mortgage servicing rights; and the valuation of goodwill and other intangible assets are “critical accounting estimates” because: (1) the estimates are highly susceptible to change from period to period because they require company management to make assumptions concerning, among other factors, the changes in the types and volumes of the portfolios, rates of future prepayments, valuation assumptions and anticipated economic conditions, and (2) the impact of recognizing an impairment or loan loss could have a material effect on Old National’s assets reported on the balance sheet as well as net income. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the company’s disclosure relating to it in this “Management’s Discussion and Analysis”.
ACQUISITION AND DIVESTITURES ACTIVITY
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc. The purchase price of $19.0 million included 970,912 common shares issued. Goodwill of $12.0 million and intangible assets of $8.4 million were recorded as part of this transaction. See Note 3 to the consolidated financial statements for further details.
During the six months ended June 30, 2005, Old National committed to a plan to sell selected non-strategic companies, J.W. Terrill Insurance Agency in St. Louis, Missouri, and Fund Evaluation Group in Cincinnati, Ohio, to better align its operations with its market and product focus. The assets and liabilities of these identified companies were reported as held for sale at lower of cost or market on the consolidated balance sheet at June 30, 2005, and were included as discontinued operations on the consolidated statement of income for all periods shown. See Note 18 to the consolidated financial statements for further details.
Subsequent to the quarter ended June 30, 2005, Old National completed the sale of J.W. Terrill Insurance Agency in St. Louis, Missouri. The company was acquired in a tax-free reorganization under Internal Revenue Code section 368. As a result of the taxable sale, Old National expects to record approximately $9.5 million of tax expense in the third quarter of 2005.
RESULTS OF OPERATIONS
Earnings Summary
Old National reported net income of $22.9 million for the three months ended June 30, 2005, an increase of $11.6 million, or 102.7% from the $11.3 million recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income was $41.3 million, an increase of $10.5 million, or 34.2% from the $30.8 million recorded for the six months ended June 30, 2004. On a diluted per share basis, net income was $0.33 for the three months ended June 30, 2005, compared to $0.16 for the three months ended June 30, 2004. Diluted earnings per share were $0.60 for the six months ended June 30, 2005, compared to $0.44 for the six months ended June 30, 2004.
Related to Old National’s plan to sell selected non-strategic companies during 2005, net income includes after-tax income from discontinued operations of $1.7 million, or $0.02 per diluted share for the three months ended June 30, 2005, compared to after-tax income from discontinued operations of $1.1 million, or $0.02 per diluted share for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005, includes after-tax income from discontinued operations of $0.7 million, or $0.01 per diluted share compared to after-tax income from discontinued operations of $2.0 million, or $0.03 per diluted share for the six months ended June 30, 2004. See Note 18 to the consolidated financial statements for further discussion of discontinued operations. Income from continuing operations was $21.2 million for the three months ended June 30, 2005, compared to $10.2 million for the three months ended June 30, 2004. Income from continuing operations was $40.6 million for the six months ended June 30, 2005, compared to $28.8 million for the six months ended June 30, 2004.
Operating results for both the three and six months ended June 30, 2005, were favorably impacted by a reduction in noninterest expense, primarily professional fees and salary expense, and a reduction in the provision for loan losses. Noninterest expense decreased $27.9 million and $35.7 million, respectively, for the three and six months ended June 30, 2005 compared to June 30, 2004. This decrease is primarily the result of $25.1 million of expenses related to “Ascend” and to severance payments to three senior executives who left Old National during the first quarter of 2004. In addition, recent corporate initiatives have reduced salary expense during 2005 despite the inclusion of $1.2 million of personnel expense associated with the recent acquisition of J. W. F. Insurance Companies. These positive factors were offset by decreases in net interest income and mortgage banking revenue as a result of weak loan demand during 2004 and into 2005, more stringent loan underwriting standards, and loan sales.

For the three months ended June 30, 2005, Old National’s return on average assets was 1.05% and return on shareholders’ equity was 13.18%, compared to 0.49% and 6.34%, respectively, for the three months ended June 30, 2004. Old National’s return on average assets for the six months ended June 30, 2005, was 0.94% and return on shareholders’ equity was 11.82%, compared to return on average assets of 0.67% and return on shareholders’ equity of 8.54% for the six months ended June 30, 2004. Results in 2004 were impacted by nonrecurring expenses related to “Ascend”.
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 61% of revenues at June 30, 2005. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $5.5 million and $6.0 million for the three months ended June 30, 2005 and 2004, respectively. Taxable equivalent adjustments for the six months ended June 30, 2005 and 2004, were $11.1 million and $12.1 million, respectively.
Taxable equivalent net interest income was $62.7 million and $126.9 million for the three and six months ended June 30, 2005, respectively, down from the $71.2 million and $142.4 reported for the three and six months ended June 30, 2004, respectively. The net interest margin was 3.20% and 3.21% for the three and six months ended June 30, 2005, respectively, compared to 3.38% and 3.37% reported for the three and six months ended June 30, 2004, respectively. The reduction in both net interest income and net interest margin is a reflection of the increase in the cost of funding being greater than the increase in earning asset yields.
Average earning assets were $7.841 billion for the three months ended June 30, 2005, compared to $8.435 billion for the three months ended June 30, 2004, a decrease of 7.0%, or $594.4 million. Average earning assets were $7.902 billion for the six months ended June 30, 2005, compared to $8.448 billion for the six months ended June 30, 2004, a decrease of 6.5%, or $545.9 million. Significantly affecting average earning assets at June 30, 2005 compared to June 30, 2004, was the planned reduction to the investment portfolio. Also significantly affecting average earning assets was the sale of $405.6 million of residential real estate loans at June 30, 2004. In addition, during 2004 and through March 31, 2005, average commercial and commercial real estate loans declined as a result of weak loan demand in Old National’s markets, more stringent loan underwriting standards and loan sales. Sales of commercial and commercial real estate loans included $26.7 million of nonaccrual and substandard commercial and commercial real estate loans during the quarter ended June 30, 2005, and $43.1 million during the quarter ended December 31, 2004.
Provision for Loan Losses
The provision for loan losses was $6.0 million and $11.1 million for the three and six months ended June 30, 2005, respectively, compared to $7.5 million and $15.0 million for the three and six months ended June 30, 2004, respectively. The lower provisions in 2005 are attributable to enhanced credit administration and underwriting functions that began in 2004 and decreases in total criticized and classified loans during the twelve months ended June 30, 2005. Refer to “Allowance for Loan Losses and Asset Quality” section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended June 30, 2005, was $38.2 million, a decrease of $4.0 million, or 9.4% from the $42.2 million reported for the three months ended June 30, 2004. For the six months ended June 30, 2005, noninterest income was $73.9 million, a decrease of $5.8 million, or 7.2% from the $79.7 million reported for the six months ended June 30, 2004.
Net securities gains increased by $1.0 million for the three months ended June 30, 2005 compared to June 30, 2004, and decreased by $1.5 million for the six months ended June 30, 2005 compared to June 30, 2004. Total noninterest income excluding net securities gains was $37.2 million and $73.4 million for the three and six months ended June 30, 2005, respectively, compared to $42.2 million and $77.7 million for the three and six months ended June 30, 2004, respectively. The decrease in noninterest income excluding securities gains was primarily attributable to a decrease in mortgage banking revenue. Mortgage banking revenue was $1.3 million for the three months ended June 30, 2005, compared to $7.1 million for the three months ended June 30, 2004, a $5.9 million decrease. For the six months ended June 30, 2005, mortgage banking revenue was $2.6 million compared to $6.8 million for the six months ended June 30, 2004, a $4.2 million decrease. The decrease is primarily due to the $405.6 million residential real estate loan sale during the second quarter of 2004 that resulted in a $2.7 million gain and the $2.6 million recovery of a mortgage servicing rights valuation allowance.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2005, totaled $63.6 million, a decrease of $27.9 million or 30.5%, from the $91.5 million recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005, noninterest expense was $129.7 million, a decrease of $35.7 million, or 21.6% from the $165.4 million recorded for the six months ended June 30, 2004.
Salaries and benefits, the largest component of noninterest expense, was $38.7 million for the three months ended June 30, 2005, compared to $48.1 million for the three months ended June 30, 2004, a decrease of $9.3 million. For the six months ended June 30, 2005, salaries and benefits amounted to $77.8 million compared to $92.3 million for the six months ended June 30, 2004, a decrease of $14.5 million. Salaries and benefits in 2004 include nonrecurring expenses related to “Ascend”, including severance costs for employees whose positions were eliminated and expenses related to incentive programs for employees participating in “Ascend”. Also included in salaries and benefits for the six months ended June 30, 2004, was $2.9 million of severance expense related to three senior executives, including the chief executive officer, who left the company during the first quarter of 2004. Recent corporate “Ascend” initiatives have reduced salary expense during 2005 despite the inclusion of $1.2 million of personnel expense associated with the recent acquisition of J. W. F. Insurance Companies.
Professional fees totaled $2.0 million for the three months ended June 30, 2005, compared to $16.9 million for the three months June 30, 2004. For the six months ended June 30, 2005, professional fees were $4.1 million compared to $19.9 million for the six months ended June 30, 2004. The decrease in professional fees was primarily attributable to consulting fees paid during 2004 in connection with “Ascend”.
All other components of noninterest expense totaled $22.9 million for the three months ended June 30, 2005, compared to $26.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, all other components of noninterest expense totaled $47.8 million and $53.1 million, respectively. Included in the totals for 2005 is a $3.0 million decrease in expense for a reduction in the reserve for unfunded commitments due to a refinement in management’s estimates.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 17.5% for the three months ended June 30, 2005, compared to an income tax benefit of 23.3% in the three months ended June 30, 2004. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 16.8% for the six months ended June 30, 2005, compared to 2.5% for the six months ended June 30, 2004. The increased effective tax rate in 2005 resulted from a lower percentage of tax-exempt income to total income than in 2004.

FINANCIAL CONDITION
Overview
Old National’s assets at June 30, 2005, were $8.650 billion, a 4.3% decrease compared to June 30, 2004 assets of $9.041 billion, and an annualized decrease of 5.6% compared to December 31, 2004 assets of $8.898 billion. Investments decreased $122.1 million since June 30, 2004, and decreased $374.5 million since December 31, 2004. Loans decreased $88.7 million since June 30, 2004, and increased $53.6 million since December 31, 2004. Total liabilities decreased $420.0 million compared to June 30, 2004, and decreased $247.0 million since December 31, 2004, primarily from a reduction in borrowings. Total shareholders’ equity increased $28.9 million from June 30, 2004, and decreased $1.0 million from December 31, 2004. The increase in shareholders’ equity from June 30, 2004 is primarily attributable to the changes in the unrealized gains on investment securities and the issuance of $18.5 million in stock for the acquisition of J. W. F. Insurance Companies. At June 30, 2005, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $0.5 million compared to a net loss of $26.3 million at June 30, 2004.
Earning Assets
Old National’s earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.728 billion at June 30, 2005, a decrease of 5.5% from June 30, 2004, and an annualized decrease of 7.1% since December 31, 2004. Much of the decrease is attributable to decreases in investment securities and money market investments as Old National has reduced its investment portfolio in response to the flattening of the yield curve and the desire to reduce its sensitivity to rising interest rates.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the company’s funding requirements. Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” may potentially affect the treatment of investments in an unrealized loss position. Until final guidance is issued by the FASB, it is uncertain whether this EITF Issue will have a material impact on Old National. At June 30, 2005, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At June 30, 2005, the investment securities portfolio was $2.638 billion compared to $2.760 billion at June 30, 2004, a decrease of $122.1 million or 4.4%. Investment securities decreased $374.5 million at June 30, 2005, compared to December 31, 2004, an annualized decrease of 24.9%. Investment securities represented 34.1% of earning assets at June 30, 2005, compared to 33.8% at June 30, 2004, and 37.6% at December 31, 2004. Old National has reduced the size of the investment portfolio to reduce its sensitivity to rising interest rates.
The investment securities available-for-sale portfolio had net unrealized gains of $0.9 million at June 30, 2005, an increase of $45.3 million compared to net unrealized losses of $44.4 million at June 30, 2004, and a decrease of $8.4 million compared to net unrealized gains of $9.3 million at December 31, 2004. These changes were primarily the result of higher market interest rates and a smaller portfolio of securities available-for-sale at June 30, 2005.
The investment portfolio had an average life of 4.10 years at June 30, 2005, compared to 5.05 years at June 30, 2004, and 4.41 years at December 31, 2004. The average yields on investment securities, on a taxable equivalent basis, were 4.57% for the three months ended June 30, 2005, compared to 4.57% for the three months ended June 30, 2004, and 4.45% for the three months ended December 31, 2004. Average yields on investment securities, on a taxable equivalent basis, were 4.51%, 4.60% and 4.56% for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $53.3 million at June 30, 2005, compared to $26.8 million at June 30, 2004, and compared to $22.5 million at December 31, 2004. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of originations and loan sales to the secondary market.
Lending and Loan Administration
Old National has implemented certain credit approval disciplines in order to continue to focus on the reduction of problem and non-performing loans in the portfolio, including a restructuring of the manner in which commercial loans are analyzed and approved. Community-based credit personnel, which now include independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National’s Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank, as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs and regularly reviews the loan policy to assure it remains appropriate for the current lending environment.
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at June 30, 2005, the company had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which until the three months ended June 30, 2005, has resulted in a decline of commercial loans and tighter credit underwriting standards. During the second quarter of 2005, Old National began to experience growth in commercial loans.
Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 57.9% of earning assets at June 30, 2005, an increase from 55.9% at June 30, 2004, and an increase from 55.0% at December 31, 2004. At June 30, 2005, commercial and commercial real estate loans were $3.243 billion, a decrease of $134.7 million since June 30, 2004, and an increase of $39.0 million since December 31, 2004. These changes include commercial and commercial real estate loan sales of $26.7 million during the three months ended June 30, 2005, and $43.1 million during the three months ended December 31, 2004.
At June 30, 2005, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $36.1 million or 3.0% compared to June 30, 2004, and increased $25.5 million or, annualized, 4.2% since December 31, 2004, partly due to enhancements to marketing and customer contact programs.
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
At June 30, 2005, residential real estate loans were $544.6 million, an increase of $9.9 million or 1.9% from June 30, 2004. Since the sale of $405.6 million of residential real estate loans during the three months ended June 30, 2004, the level of residential real estate loans has been relatively stable.
Allowance for Loan Losses and Asset Quality Administration
Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the company’s highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect Old National’s borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews conducted at the community bank locations as well as regular reviews of problem loan reports, delinquencies and charge-offs.
Each month, problem loan reports are prepared and reviewed, which include borrowers that show indications of being unable to meet debt obligations in the normal course of business, and loans which have other characteristics deemed by bank management to warrant special attention or have been criticized by regulators in the examination process. Classified loans include non-performing loans, past due 90 days or more and other loans deemed to have well-defined weaknesses while criticized loans, also known as special mention loans, are loans that are deemed to have potential weaknesses that deserve management’s close attention and also require specific monthly reviews by the bank.
Assets determined by the various evaluation processes to be under-performing receive special attention by Old National management. Under-performing assets consist of: 1) nonaccrual loans where the ultimate collectibility of interest or principal is uncertain; 2) loans renegotiated in some manner, primarily to provide for a reduction or deferral of interest or principal payments because the borrower’s financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties.
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
A loan is considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15” when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities.
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
Old National calculates migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The amounts determined by migration analysis are adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans.
Allowance for Loan Losses and Asset Quality
At June 30, 2005, the allowance for loan losses was $80.6 million, a decrease of $14.5 million compared to $95.1 million at June 30, 2004, and a decrease of $5.1 million compared to $85.7 million at December 31, 2004. As a percentage of total loans held for investment, the allowance decreased to 1.59% at June 30, 2005, from 1.85% at June 30, 2004, and decreased from 1.72% at December 31, 2004. For the three months ended June 30, 2005, the provision for loan losses amounted to $6.0 million, a decrease of $1.5 million from the three months ended June 30, 2004. The provision for the six months ended June 30, 2005, amounted to $11.1 million compared to $15.0 million for the six months ended June 30, 2004. Reductions in nonperforming loans during 2004 and the first six months of 2005 were significant factors in the decrease of the allowance for loan losses. Other factors included the sales of $26.7 million of nonaccrual and substandard commercial and commercial real estate loans during 2005, sales of $405.6 million of residential real estate loans and $43.1 million of nonaccrual commercial and commercial real estate loans during 2004, changes to separate the loan production functions from the underwriting functions, significant strengthening of the commercial underwriting processes and the elevation of the Credit Policy Committee to a board level committee to improve credit quality.
Charge-offs, net of recoveries, totaled $11.7 million for the three months ended June 30, 2005, a decrease of $0.8 million from the three months ended June 30, 2004. Net charge-offs for the six months ended June 30, 2005, totaled $16.2 million compared to $16.0 million for the six months ended June 30, 2004. Charge-offs included write-downs of $5.3 million and $1.2 million on loans sold during the three months ended June 30, 2005 and 2004, respectively. Net charge-offs to average loans were 0.93% and 0.65% for the three months and six months ended June 30, 2005, respectively, as compared to 0.89% and 0.57% for the three months and six months ended June 30, 2004.
Under-performing assets totaled $55.8 million at June 30, 2005, lower than $65.6 million at December 31, 2004, and significantly lower than $102.9 million at June 30, 2004. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2005, were 1.10%, a reduction from the December 31, 2004, ratio of 1.31% and the June 30, 2004 ratio of 2.00%. Nonaccrual loans were $49.0 million at June 30, 2005, compared to $54.9 million at December 31, 2004, and $97.6 million at June 30, 2004. Management will continue its efforts to reduce the level of under-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Total classified and criticized loans were $264.8 million at June 30, 2005, a decrease of $75.6 million from December 31, 2004, and $227.7 million from June 30, 2004.
Management believes it has taken a prudent approach to the evaluation of under-performing, criticized and classified loans, and the loan portfolio in general both in acknowledging the portfolio’s general condition and in establishing the allowance for loan losses. Old National has been affected by weakness in the economy of its markets, which has resulted in minimal growth of commercial loans and tighter credit underwriting standards. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens. Old National operates in the Midwest, primarily in the state of Indiana, which has been particularly negatively affected by the weakness in the manufacturing segment of the economy. The longer the significant softness in manufacturing continues the more stress it puts on Old National’s borrowers, increasing the potential for additional nonaccrual loans.

The table below shows the various components of under-performing assets:

	June 30,		December 31,
(dollars in thousands)	2005	2004	2004

Nonaccrual loans	$48,996	$97,620	$54,890
Renegotiated loans	—	—	—
Past due loans (90 days or more)	2,421	1,354	2,414
Foreclosed properties	4,341	3,879	8,331

Total under-performing assets	$55,758	$102,853	$65,635

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$158,620	$307,873	$192,214
Criticized loans	106,149	184,548	148,118

Total criticized and classified loans	$264,769	$492,421	$340,332

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	0.97%	1.90%	1.10%
Under-performing assets/total loans and foreclosed properties (1)	1.10	2.00	1.31
Under-performing assets/total assets	0.64	1.14	0.74
Allowance for loan losses/under-performing assets	144.63	92.43	130.65

(1)	Items referring to loans are net of unearned income and include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2005, totaled $137.5 million, a decrease of $32.1 million and $31.3 million, respectively, compared to $169.6 million at June 30, 2004, and $168.8 million at December 31, 2004. These decreases in goodwill and other intangible assets at June 30, 2005, are primarily the result of the reclassification of $47.8 million in goodwill and other intangible assets to assets held for sale in connection with Old National’s plan to sell selected non-strategic companies. In addition, concurrent with this reclassification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million. See Note 8 to the consolidated financial statements for further details. These decreases are partially offset by the addition of $20.4 in goodwill and intangible assets related to the May 1, 2005 acquisition of J. W. F. Insurance Companies as discussed under “Acquisition and Divestitures Activity” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Assets Held For Sale
Assets held for sale totaling $62.1 million at June 30, 2005, are comprised primarily of money market investments, goodwill and other intangible assets related to discontinued operations. See Note 18 to the consolidated financial statements for further details.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.840 billion at June 30, 2005, a decrease of 4.7% from $8.229 billion at June 30, 2004, and an annualized decrease of 5.8% from $8.074 billion at December 31, 2004. Included in total funding were deposits of $6.321 billion at June 30, 2005, a decrease of 0.4% compared to June 30, 2004, and an annualized decrease of 2.9% compared to December 31, 2004.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At June 30, 2005, wholesale borrowings, including short-term borrowings and other borrowings, decreased 19.3% and 16.9%, annualized, from June 30, 2004, and December 31, 2004, respectively. Wholesale borrowings as a percentage of total funding was 19.4% at June 30, 2005, compared to 22.9% at June 30, 2004, and 20.6% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $26.7 million during 2005 and $448.7 million during 2004, and a planned reduction of the investment portfolio during 2005, reduced the company’s reliance on wholesale funding.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities were $93.6 million at June 30, 2005, a decrease of $45.3 million or 32.6% from June 30, 2004, and a decrease of $27.2 million or 45.0%, annualized, from December 31, 2004. The decreases were primarily related to accrued expenses and other liabilities at J.W. Terrill Insurance Agency in St. Louis, Missouri, which Old National has committed to a plan to sell. As such, these accrued expenses and other liabilities were reclassified to liabilities held for sale.
Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $702.2 million at June 30, 2005, compared to $673.3 million at June 30, 2004, and $703.2 million at December 31, 2004.
Old National paid cash dividends of $0.19 and $0.38 per share for the three months and six months ended June 30, 2005, respectively, which decreased equity by $26.0 million, compared to cash dividends of $0.18 and $0.36 per share for the three months and six months ended June 30, 2004, respectively, (restated for the 5% stock dividend distributed on January 26, 2005), which decreased equity by $25.2 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $33.0 million during the six months ended June 30, 2005, and $16.1 million during the six months ended June 30, 2004. The change in unrealized losses on investment securities decreased equity by $5.0 million during the six months ended June 30, 2005, and $40.4 million during the six months ended June 30, 2004. Shares reissued for stock options and stock purchase plans increased shareholders’ equity by $3.0 million during the six months ended June 30, 2005, compared to $9.3 million during the six months ended June 30, 2004. Additionally, stock issued for acquisitions increased shareholders’ equity by $18.5 million in the six months ended June 30, 2005.
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
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2005	2004	2004

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.22%	7.48%	7.68%
Tier 1 capital to risk-adjusted total assets	4.00	10.06	11.31	11.18
Total capital to risk-adjusted total assets	8.00	13.77	15.07	14.90
Shareholders’ equity to assets	N/A	8.12	7.45	7.90

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK MANAGEMENT
Inherent in Old National’s balance sheet is market risk, defined as the sensitivity of income, fair market values and capital to changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which Old National has exposure is interest rate risk. Interest rate risk arises because assets and liabilities may reprice, mature or prepay at different times or based upon different market instruments as market interest rates change. Changes in the slope of the yield curve and the pace of interest rate changes may also impact net interest income and the fair value of the balance sheet.
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
Old National uses two modeling techniques to quantify the impact of changing interest rates on the company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of the company’s net interest income and the likely change in the company’s economic value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the company’s net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.
Old National’s Board of Directors, through its Funds Management Committee, monitors the company’s interest rate risk. On January 26, 2005, the Funds Management Committee approved new policy guidelines for the allowable change in Net Interest Income at Risk and Economic Value of Equity to enhance the monitoring of compliance within identified interest rate risk exposure zones.

Policy guidelines, in addition to June 30, 2005 and 2004 results, are as follows.
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300

Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% — 8.50%	3.00% — 4.00%	3.00% — 4.00%	6.50% — 8.50%	12.00% — 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

6/30/2005	1.58%	1.63%	- 3.71%	-8.07%	-13.38%
6/30/2004	1.96%	2.76%	- 2.85%	-6.67%	-10.99%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300

Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% — 7.00%	2.25% — 3.25%	2.25% — 3.25%	5.00% — 7.00%	10.00% — 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

6/30/2005	-1.29%	0.63%	- 3.12%	-7.12%	-12.12%
6/30/2004	0.10%	1.90%	- 2.41%	-5.82%	-9.81%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300

Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% — 17.00%	5.00% — 7.50%	5.00% — 7.50%	12.00% — 17.00%	22.00% — 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

6/30/2005	-21.44%	-7.34%	1.49%	-0.57%	-4.56%
6/30/2004	-7.05%	0.22%	- 5.30%	-10.81%	-16.85%
Red zone policy limits represent Old National’s absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank’s maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone).
At June 30, 2005, modeling indicated Old National was within the red zone policy limits for the Up 200 24 month cumulative Net Interest Income at Risk Scenario. Immediate actions will be taken by management to move back into the yellow zone. In addition, modeling indicated Old National was within the yellow zone policy limits for the following 12 month Net Interest Income at Risk Scenarios: Up 100, Up 200, and Up 300. Modeling indicated Old National was within the yellow zone policy limits for the following 24 month cumulative Net Interest Income at Risk Scenarios: Up 100 and Up 300. Old National’s position within the yellow zone was deemed acceptable by management at this time. All other Net Interest Income at Risk modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At June 30, 2005, modeling indicated Old National was within the red zone policy limit for the Down 200 Economic Value of Equity Scenario. Actions will be taken by management to move back into the yellow zone. In addition, modeling indicated Old National was within the yellow zone policy limit for the Down 100 Economic Value of Equity Scenario. The Funds Management Committee has deemed this scenario as an acceptable risk in the short term given the company’s outlook for rising interest rates. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.

At June 30, 2005, a notable change in the company’s rate risk profile was reflected in the decrease in the company’s estimated change in Economic Value of Equity resulting in the Up 200 basis points yield curve shock. Economic Value of Equity changed from -10.81% at June 30, 2004, to -0.57% at June 30, 2005. The company reduced its long term exposure to rising interest rates by reducing the effective duration of the investment portfolio to 3.25 years at June 30, 2005, compared to 4.43 years at June 30, 2004, by the shift in deposit mix from certificates of deposit to transaction accounts, and by the use of interest rate swaps.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The company’s derivatives had an estimated fair value loss of $8.1 million at June 30, 2005, compared to an estimated fair value loss of $17.6 million at June 30, 2004. The increase in market value is due to the increase in interest rates for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. See Note 14 to the consolidated financial statements for further discussion of derivative financial instruments.
LIQUIDITY MANAGEMENT
The Funds Management Committee of the Board of Directors establishes liquidity risk guidelines and, along with the Balance Sheet Management Committee, monitors liquidity risk. The objective of liquidity management is to ensure Old National has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements.
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the company’s credit quality, liquidity, capital and earnings. All three rating agencies have issued a stable outlook in conjunction with their ratings as of June 30, 2005. The senior debt ratings of Old National Bancorp and Old National Bank at June 30, 2005, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.
	Long-term	Short-term	Long-term	Short-term	Long-term	Short-term

Old National Bancorp	BBB	N/A	Baa1	N/A	BBB	F 2
Old National Bank	BBB+	A2	A3	P-2	BBB	F 2

N/A = not applicable
As of June 30, 2005, Old National Bank had the capacity to borrow $808.0 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at June 30, 2005, Old National had $660.0 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at June 30, 2005, Old National Bancorp has $700.0 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At June 30, 2005, the parent company’s other borrowings outstanding was $260.6 million, compared with $265.1 million at June 30, 2004. The decrease in other borrowings in 2005 was driven by a $3.2 million maturity of medium-term notes payable and a $1.3 million decline in derivative market values. In May 2005, Old National called for the redemption of $50.0 million of junior subordinated debentures, thereby redeeming the trust preferred securities of ONB Capital Trust I. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At June 30, 2005, prior regulatory approval was not required for Old National’s affiliate bank.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of disclosure controls and procedures. Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls. Management, including the principal executive officer and principal financial officer, does not expect that Old National’s disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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
Changes in Internal Control over Financial Reporting. There were no changes in Old National’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Old National’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/05 — 04/30/05	351,900	$19.65	351,900	2,213,932
05/01/05 — 05/31/05	209,000	19.11	209,000	2,222,792
06/01/05 — 06/30/05	172,900	20.83	172,900	1,863,505

Quarter-to-date 6/30/05	733,800	$19.77	733,800	1,863,505

Data adjusted for all stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the April 28, 2005, Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
(a)	Election of Directors – The following directors were elected to Class III of the Board of Directors, each to hold office for three years (until the 2008 Annual Meeting) and until his or her successor shall have been duly elected and qualified:

	Vote Counts
	For	Withheld

Class III Directors (term ending 2008)
Alan W. Braun	50,163,000	2,736,375
Andrew E. Goebel	50,218,549	2,237,444
Robert G. Jones	50,328,240	2,039,621
Charles D. Storms	50,013,804	3,910,267
(b)	Ratification of the selection of Independent Public Accountants – PricewaterhouseCoopers LLP – For – 51,047,301; Votes Against – 736,697; Votes Abstained – 490,811; Broker nonvotes – 1,785,020
(c)	Approval of the Old National Bancorp Short-Term Incentive Compensation Plan – Votes For – 43,371,099; Votes Against – 6,722,452; Votes Abstained – 2,181,250; Broker nonvotes – 1,785,020
ITEM 5. OTHER INFORMATION
NONE

ITEM 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number
3 (i)	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3 (ii)	By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4	Instruments defining rights of security holders, including indentures

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

10	Material contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

Exhibit
Number
(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

(j)	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(k)	Form of Severance Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(l)	Form of Change of Control Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(m)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

(n)	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(o)	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(p)	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

(q)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(r)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     OLD NATIONAL BANCORP
   (Registrant)

By:	/s/ Christopher A. Wolking
Christopher A. Wolking
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: August 9, 2005