Form 10-Q
period 2005-09-30
OLD NATIONAL BANCORP /IN/
filed 2005-11-09
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 67,739,000 shares outstanding at October 31, 2005.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet September 30, 2005 and 2004, and December 31, 2004	3

Consolidated Statement of Income Three and nine months ended September 30, 2005 and 2004	4

Consolidated Statement of Changes in Shareholders’ Equity Nine months ended September 30, 2005 and 2004	5

Consolidated Statement of Cash Flows Nine months ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION	35

SIGNATURES	38
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

(dollars and shares in thousands)	September 30,		December 31,
(unaudited)	2005	2004	2004

Assets
Cash and due from banks	$199,210	$205,495	$204,678
Money market investments	20,709	163,098	12,320

Total cash and cash equivalents	219,919	368,593	216,998
Investment securities — available-for-sale, at fair value
U.S. Treasury	—	67,195	66,837
U.S. Government-sponsored agencies	435,130	633,713	632,473
Mortgage-backed securities	1,175,112	1,191,735	1,267,320
States and political subdivisions	485,165	631,893	597,631
Other securities	204,627	96,506	221,154

Investment securities — available-for-sale	2,300,034	2,621,042	2,785,415
Investment securities — held-to-maturity, at amortized cost (fair value $172,616, $184,426 and $176,166 respectively)	176,021	185,392	177,794
Federal Home Loan Bank stock, at cost	49,589	49,528	49,542
Residential loans held for sale	65,986	22,061	22,484
Loans:
Commercial	1,650,628	1,586,600	1,550,640
Commercial real estate	1,612,956	1,713,795	1,653,122
Residential real estate	531,240	554,079	555,423
Consumer credit, net of unearned income	1,297,660	1,227,196	1,205,657

Total loans	5,092,484	5,081,670	4,964,842
Allowance for loan losses	(81,356)	(96,322)	(85,749)

Net loans	5,011,128	4,985,348	4,879,093

Premises and equipment, net	211,951	212,237	212,787
Goodwill	113,275	129,947	129,947
Other intangible assets	23,694	39,490	38,868
Mortgage servicing rights	—	16,381	15,829
Accrued interest receivable and other assets	363,694	351,696	369,547

Total assets	$8,535,291	$8,981,715	$8,898,304

Liabilities
Deposits:
Noninterest-bearing demand	$872,499	$825,721	$851,218
Interest-bearing:
NOW	1,614,526	1,823,368	1,920,501
Savings	483,928	470,954	480,392
Money market	809,568	581,822	573,334
Time	2,584,651	2,706,264	2,588,818

Total deposits	6,365,172	6,408,129	6,414,263
Short-term borrowings	350,999	338,531	347,353
Other borrowings	1,036,093	1,405,522	1,312,661
Accrued expenses and other liabilities	110,226	117,187	120,819

Total liabilities	7,862,490	8,269,369	8,195,096

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 68,010, 65,960 and 69,287 shares issued and outstanding, respectively	68,010	65,960	69,287
Capital surplus	599,410	567,714	629,577
Retained earnings	10,019	64,317	—
Accumulated other comprehensive income (loss), net of tax	(4,638)	14,355	4,344

Total shareholders’ equity	672,801	712,346	703,208

Total liabilities and shareholders’ equity	$8,535,291	$8,981,715	$8,898,304

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data) (unaudited)	2005	2004	2005	2004

Interest Income
Loans including fees:
Taxable	$75,770	$68,260	$215,995	$215,333
Nontaxable	4,476	4,203	12,846	12,894
Investment securities, available-for-sale:
Taxable	19,753	19,082	61,850	57,969
Nontaxable	5,699	7,275	18,776	21,978
Investment securities, held-to-maturity, taxable	1,953	1,944	5,576	6,028
Money market investments	260	697	642	769

Total interest income	107,911	101,461	315,685	314,971

Interest Expense
Deposits	34,691	26,866	95,421	83,179
Short-term borrowings	2,657	704	7,340	2,757
Other borrowings	12,955	12,903	39,552	37,818

Total interest expense	50,303	40,473	142,313	123,754

Net interest income	57,608	60,988	173,372	191,217
Provision for loan losses	6,000	7,400	17,100	22,400

Net interest income after provision for loan losses	51,608	53,588	156,272	168,817

Noninterest Income
Wealth management fees	5,041	4,942	15,551	15,139
Service charges on deposit accounts	12,529	12,622	35,692	35,773
ATM and debit card fees	2,568	2,265	7,470	6,420
Mortgage banking revenue	1,756	246	4,400	7,065
Insurance premiums and commissions	8,466	7,355	26,611	24,764
Investment product fees	2,246	2,547	7,145	9,507
Bank-owned life insurance	1,922	1,787	5,417	5,622
Net securities gains	652	303	1,175	2,309
Other income	3,784	2,904	9,426	8,054

Total noninterest income	38,964	34,971	112,887	114,653

Noninterest Expense
Salaries and employee benefits	35,866	38,294	113,637	130,600
Occupancy	4,591	4,902	14,746	13,865
Equipment	3,587	3,635	10,981	10,450
Marketing	1,912	2,641	6,050	6,894
Outside processing	4,803	5,059	14,985	15,545
Communication	2,336	2,551	7,399	8,064
Professional fees	2,291	3,057	6,440	22,983
Loan expense	1,570	1,471	3,889	4,742
Supplies	908	966	2,854	2,879
Other real estate owned expense	216	269	621	2,292
Other expense	3,618	6,055	9,798	15,955

Total noninterest expense	61,698	68,900	191,400	234,269

Income before income taxes and discontinued operations	28,874	19,659	77,759	49,201
Income tax expense	5,774	1,840	14,010	2,577

Income from continuing operations	23,100	17,819	63,749	46,624

Income (loss) from discontinued operations, net of tax expense of $5,596, $287, $6,603and $1,586, respectively	(15,507)	365	(14,825)	2,352

Net income	$7,593	$18,184	$48,924	$48,976

Basic net income per share from continuing operations	$0.34	$0.26	$0.93	$0.67
Basic net income (loss) per share from discontinued operations	(0.23)	—	(0.22)	0.03
Basic net income per share	0.11	0.26	0.71	0.70

Diluted net income per share from continuing operations	$0.34	$0.26	$0.93	$0.67
Diluted net income (loss) per share from discontinued operations	(0.23)	—	(0.22)	0.03
Diluted net income per share	0.11	0.26	0.71	0.70

Dividends per common share	$0.19	$0.18	$0.57	$0.54
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’
in thousands) (unaudited)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2003	66,575	$66,575	$581,224	$53,107	$14,584	$715,490
Net income	—	—	—	48,976	—	48,976
Unrealized net securities gains, net of $1,704 tax	—	—	—	—	2,667	2,667
Reclassification adjustment for gains included in net income, net of $(961) tax	—	—	—	—	(1,348)	(1,348)
Net unrealized derivative losses on cash flow hedges, net of $(1,092) tax	—	—	—	—	(1,689)	(1,689)
Reclassification adjustment on cash flow hedges, net of $93 tax	—	—	—	—	141	141
Cash dividends	—	—	—	(37,766)	—	(37,766)
Adjustments to stock issued for prior acquisitions	(3)	(3)	(61)	—	—	(64)
Stock repurchased	(1,145)	(1,145)	(25,010)	—	—	(26,155)
Stock reissued under stock option, restricted stock and stock purchase plans	533	533	11,561	—	—	12,094

Balance, September 30, 2004	65,960	$65,960	$567,714	$64,317	$14,355	$712,346

Balance, December 31, 2004	69,287	$69,287	$629,577	$—	$4,344	$703,208
Net income	—	—	—	48,924	—	48,924
Unrealized net securities losses, net of $(5,882) tax	—	—	—	—	(8,761)	(8,761)
Reclassification adjustment for securities gains included in net income, net of $(472) tax	—	—	—	—	(703)	(703)
Net unrealized derivative gains on cash flow hedges, net of $331 tax	—	—	—	—	512	512
Reclassification adjustment on cash flow hedges, net of $(19) tax	—	—	—	—	(30)	(30)
Stock issued for acquisitions	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(38,905)	—	(38,905)
Stock repurchased	(2,571)	(2,571)	(52,284)	—	—	(54,855)
Stock issued under stock option, restricted stock and stock purchase plans	323	323	4,548	—	—	4,871

Balance, September 30, 2005	68,010	$68,010	$599,410	$10,019	$(4,638)	$672,801

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
(dollars in thousands) (unaudited)	2005	2004

Cash Flows From Operating Activities
Net income	$48,924	$48,976

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,352	10,089
Amortization of other intangible assets and goodwill impairment	5,378	2,390
Net premium amortization on investment securities	2,449	2,197
Amortization of unearned stock compensation	2,228	378
Provision for loan losses	17,100	22,400
Net securities gains	(1,175)	(2,309)
Net (gains) losses on sales and write-downs of loans and other assets	8,346	(3,712)
Residential real estate loans originated for sale	(300,309)	(268,456)
Proceeds from sale of residential real estate loans	257,921	266,204
Increase in accrued interest and other assets	(4,739)	(4,980)
Increase in accrued expenses and other liabilities	5,191	2,228

Total adjustments	3,742	26,429

Net cash flows provided by operating activities	52,666	75,405

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	2,699	—
Purchases of investment securities available-for-sale	(417,964)	(747,547)
Purchases of investment securities held-to-maturity	(25,000)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	277,372	525,752
Proceeds from sales of investment securities available-for-sale	609,466	260,441
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	26,264	24,811
Proceeds from sale of loans	21,355	404,424
Net principal collected from (loans made to) customers	(170,490)	61,955
Proceeds from sale of premises and equipment and other assets	1,169	4,787
Purchase of premises and equipment	(11,296)	(46,006)
Proceeds from sale of other assets	40,805	—

Net cash flows provided by investing activities	354,380	488,617

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	21,281	2,575
Savings, NOW and money market deposits	(66,205)	214,395
Time deposits	(4,167)	(301,933)
Short-term borrowings	3,646	(76,057)
Payments for maturities on other borrowings	(317,563)	(273,636)
Proceeds from issuance of other borrowings	50,000	54,543
Cash dividends paid	(38,905)	(37,766)
Common stock repurchased	(54,855)	(26,155)
Common stock issued under stock option, restricted stock and stock purchase plans	2,643	11,716

Net cash flows used in financing activities	(404,125)	(432,318)

Net increase in cash and cash equivalents	2,921	131,704
Cash and cash equivalents at beginning of period	216,998	236,889

Cash and cash equivalents at end of period	$219,919	$368,593

Total interest paid	$138,906	$123,404
Total taxes paid	$10,262	$11,419
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2005 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2005 and 2004, and December 31, 2004, and the results of its operations for the three and nine months ended September 30, 2005 and 2004. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2004.
NOTE 2 — IMPACT OF ACCOUNTING CHANGES
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that requires companies to expense the value of employee stock options and similar awards. Subsequently, the Securities and Exchange Commission delayed the effective date of SFAS No. 123R to annual periods beginning after June 15, 2005.
On October 17, 2005, subsequent to quarter end, the Compensation and Management Development Committee of our Board of Directors approved acceleration of all unvested options granted prior to 2004. Stock options totaling 1.1 million were subject to this acceleration and became immediately vested and exercisable. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the effectiveness of SFAS No. 123R. The acceleration eliminates $1.3 million in 2006 and $0.1 million in 2007 of future after-tax compensation expense that would otherwise have been recognized under SFAS No. 123R. These amounts will be reflected when calculating the pro forma net income for disclosure under SFAS No. 123 in the fourth quarter.

Currently, Old National applies Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans. Under APB Opinion No. 25, no compensation cost has been recognized for any of the years presented, except with respect to restricted stock plans as disclosed in the accompanying table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$7,593	$18,184	$48,924	$48,976
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	511	245	1,448	245
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(551)	(238)	(1,621)	(238)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(506)	(779)	(2,377)	(3,297)

Proforma net income	$7,047	$17,412	$46,374	$45,686

Basic net income per share:
As reported	$0.11	$0.26	$0.71	$0.70
Proforma	0.11	0.25	0.68	0.65
Diluted net income per share:
As reported	$0.11	$0.26	$0.71	$0.70
Proforma	0.11	0.25	0.68	0.65

NOTE 3 — ACQUISITION
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc., for $19.0 million, including acquisition costs. Common shares of 970,912 were issued as part of the transaction with a stock value of $18.5 million. Goodwill of $12.0 million was recorded of which $3.5 million is expected to be deductible for tax purposes. In addition, intangible assets totaling $8.4 million related to customer business relationships were recorded and are being amortized over 12 to 22 years. Beginning with the quarter ended June 30, 2005, these acquisitions are included with the non-bank service companies in the “other” column of Note 18 – Segment Information. In accordance with the purchase agreement, future contingent payments may be paid in relation to this acquisition. These payments, which are not expected to be material, would result in a change to the purchase price and goodwill when paid. On the date of acquisition, unaudited financial statements of the companies showed assets of $5.0 million with year-to-date revenues of $4.7 million and net loss of $0.2 million.
NOTE 4 — DISCONTINUED OPERATIONS AND DIVESTITURES
In February 2005, Old National committed to a plan to sell selected non-strategic companies, J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and Fund Evaluation Group (“FEG”) in Cincinnati, Ohio, to better align its operations with its market and product focus. The operating activities of these companies have been reclassified to discontinued operations for all periods in the consolidated statement of income and are reported in the “Other” column for segment reporting.
During the third quarter of 2005, Old National completed the sale of both Terrill and FEG. Old National sold Terrill for $22.2 million of cash. Terrill had been acquired in a tax-free reorganization under Internal Revenue Code section 368, and as a result of the taxable sale, Old National recorded a loss of $9.8 million, including $8.6 million of tax expense. On September 30, 2005, Old National completed the sale of FEG for $15.1 million of cash and a $0.5 million note receivable. The sale resulted in an after tax loss of $5.9 million.

Results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except	September 30,		September 30,
per share data)	2005	2004	2005	2004

Revenues	$3,407	$7,177	$21,063	$24,232
Net income (loss)	(15,507)	365	(14,825)	2,352
Diluted net income (loss) per share	(0.23)	—	(0.22)	0.03

NOTE 5 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period, adjusted to reflect all stock dividends. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Restricted stock shares were antidilutive for the nine months ended September 30, 2005, for purposes of calculating diluted net income per share. The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	September 30, 2005			September 30, 2004
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$23,100	68,011	$0.34	$17,819	69,353	$0.26
Income (loss) from discontinued operations	(15,507)		(0.23)	365		—

Net income	$7,593	68,011	$0.11	$18,184	69,353	$0.26

Diluted Net Income Per Share
Income from continuing operations	$23,100	68,011	$0.34	$17,819	69,353	$0.26
Effect of dilutive securities:
Restricted stock		10			43
Stock options		310			671

Income from continuing operations and assumed conversions	23,100	68,331	0.34	17,819	70,067	0.26
Income (loss) from discontinued operations	(15,507)		(0.23)	365		—

Net income and assumed conversions	$7,593	68,331	$0.11	$18,184	70,067	$0.26

(dollars and shares	Nine Months Ended			Nine Months Ended
in thousands,	September 30, 2005			September 30, 2004
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$63,749	68,355	$0.93	$46,624	69,560	$0.67
Income (loss) from discontinued operations	(14,825)		(0.22)	2,352		0.03

Net income	$48,924	68,355	$0.71	$48,976	69,560	$0.70

Diluted Net Income Per Share
Income from continuing operations	$63,749	68,355	$0.93	$46,624	69,560	$0.67
Effect of dilutive securities:
Restricted stock		—			43
Stock options		127			423

Income from continuing operations and assumed conversions	63,749	68,482	0.93	46,624	70,026	0.67
Income (loss) from discontinued operations	(14,825)		(0.22)	2,352		0.03

Net income and assumed conversions	$48,924	68,482	$0.71	$48,976	70,026	$0.70

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2005
Available-for-sale	$2,306,579	$26,697	$(33,242)	$2,300,034
Held-to-maturity	176,021	—	(3,405)	172,616

2004
Available-for-sale	$2,595,231	$48,587	$(22,776)	$2,621,042
Held-to-maturity	185,392	308	(1,274)	184,426

At September 30, 2005, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 7 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At September 30, 2005 and 2004, Old National had residential loans held for sale of $66.0 million and $22.1 million, respectively. As of September 30, 2005 and 2004, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.
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
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2005	2004

Balance, January 1	$85,749	$95,235
Transfer from allowance for unfunded commitments	—	755
Additions:
Provision charged to expense	17,100	22,400
Deductions:
Write-downs from loans transferred to held for sale	5,348	1,177
Loans charged-off	24,516	29,417
Recoveries	(8,371)	(8,526)

Net charge-offs	21,493	22,068

Balance, September 30	$81,356	$96,322

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities.
The following is a summary of information pertaining to impaired loans at September 30:

(dollars in thousands)	2005	2004

Impaired loans without a valuation allowance	$8,985	$25,393
Impaired loans with a valuation allowance	35,954	68,469

Total impaired loans	$44,939	$93,862

Valuation allowance related to impaired loans	$14,202	$26,233

For the nine months ended September 30, 2005, $43.1 million was the average balance of impaired loans for which no interest was recorded. For the nine months ended September 30, 2004, $91.0 million was the average balance of impaired loans for which no interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2005 and 2004, Old National had goodwill in the amount of $113.3 million and $129.9 million, respectively. During the quarter ended March 31, 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million. In the third quarter of 2005, Old National sold these assets classified as held for sale. See Note 4 “Discontinued Operations and Divestitures” for additional information.
The change in the carrying amount of goodwill by segment for the nine months ended September 30 was as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill acquired during the year	—	12,038	12,038
Adjustments to goodwill acquired in prior year	—	272	272
Goodwill transferred to held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, September 30, 2005	$70,944	$42,331	$113,275

Balance, January 1, 2004	70,944	58,307	129,251
Adjustments to goodwill acquired in prior year	—	696	696

Balance, September 30, 2004	$70,944	$59,003	$129,947

At September 30, 2005 and 2004, Old National had $23.7 million and $39.5 million, respectively, in unamortized intangible assets. During the quarter ended March 31, 2005, Old National reclassified definite-lived intangible assets of $18.9 million and indefinite-lived assets of $2.8 million to assets held for sale and discontinued the related amortization. In the third quarter of 2005, Old National sold these assets classified as held for sale. Old National continues to amortize definite-lived intangible assets in continuing operations over the estimated remaining life of each respective asset.

The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of September 30:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

2005
Amortized intangible assets:
Core deposit	$5,574	$(4,050)	$1,524
Customer business relationships	25,411	(3,241)	22,170

Total intangible assets	$30,985	$(7,291)	$23,694

2004
Amortized intangible assets:
Core deposit	$5,574	$(3,499)	$2,075
Customer business relationships	36,608	(3,628)	32,980
Non-compete agreements	1,100	(124)	976
Technology	1,300	(641)	659

Total amortized intangible assets	44,582	(7,892)	36,690
Unamortized intangible assets:
Trade name	2,800	—	2,800

Total intangible assets	$47,382	$(7,892)	$39,490

Total amortization expense associated with other intangible assets for the three months ended September 30 was $0.6 million in 2005 and $0.5 million in 2004. Year-to-date amortization expense as of September 30, 2005 and 2004, was $1.9 million and $1.4 million, respectively.
The following is the estimated amortization expense for the future years ending:

(dollars in thousands)

2005 remaining	$634
2006	2,384
2007	2,011
2008	1,880
2009	1,756
Thereafter	15,029

Total	$23,694

NOTE 10 — MORTGAGE SERVICING RIGHTS
During the quarter ended September 30, 2005, Old National sold its mortgage servicing rights relating to $1.917 billion of mortgage loans serviced for other investors for a total sales price of $17.7 million. Old National received $3.5 million in cash on the date of sale, and recorded a receivable of $14.2 million which will be received upon completion of the transaction. The transfer of loan servicing is expected to be complete by November 30, 2005. The sale resulted in a pre-tax net gain of $0.4 million which is included in Other Income.

The activity for mortgage servicing rights and the related valuation allowance for the periods indicated are summarized below:

(dollars in thousands)	2005	2004

Balance before valuation allowance, January 1	$15,829	$15,790
Rights capitalized	2,505	5,454
Amortization	(4,126)	(4,613)
Sale of mortgage servicing rights	(14,208)	—

Balance before valuation allowance, September 30	—	16,631

Valuation allowance:
Balance, January 1	—	(1,131)
Additions to valuation allowance	—	(2,190)
Reductions to valuation allowance	—	3,071

Balance, September 30	—	(250)

Mortgage servicing rights, net	$—	$16,381

Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at September 30, 2004 was $1.967 billion, and the fair value of capitalized mortgage servicing rights was $17.1 million. Old National’s key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 319 PSA and a discount rate of 9.1% at September 30, 2004.
NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at September 30:

(dollars in thousands)	2005	2004

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturities August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturity May 2010	50,000	-
Junior subordinated debenture (fixed rate 8.00%) maturity April 2032	100,000	150,000
SFAS 133 fair value hedge and other basis adjustments	(2,825)	4,951
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 1.70% to 2.75% and variable rate 4.59%) maturities May 2008 to December 2009	148,000	248,000
Federal Home Loan Bank advances (fixed rates 4.28% to 8.34%) maturities November 2005 to October 2022	379,297	569,924
Senior unsecured bank notes (fixed rate 3.95% and variable rates 4.11% to 4.26%) maturities May 2006 to February 2008	100,000	165,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,501	4,530
SFAS 133 fair value hedge and other basis adjustments	(2,880)	3,117

Total other borrowings	$1,036,093	$1,405,522

Contractual maturities of other borrowings at September 30, 2005, were as follows:

(dollars in thousands)

Due in 2005	$25,008
Due in 2006	78,361
Due in 2007	60,034
Due in 2008	343,037
Due in 2009	76,040
Thereafter	459,318
SFAS 133 fair value hedge and other basis adjustments	(5,705)

Total	$1,036,093

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.48% and 5.30% at September 30, 2005 and 2004, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
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

At September 30, 2005, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2005 remaining	$93
2006	371
2007	371
2008	371
2009	390
Thereafter	12,874

Total minimum lease payments	14,470
Less amounts representing interest	9,969

Present value of net minimum lease payments	$4,501

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National’s noncontributory defined benefit retirement plan for the nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004

Service cost	$360	$485	$1,238	$1,507
Interest cost	891	999	2,675	2,973
Expected return on plan assets	(1,012)	(901)	(2,932)	(2,653)
Amortization of prior service cost	(86)	8	(164)	24
Amortization of transitional asset	—	(108)	—	(324)
Recognized actuarial loss	378	392	1,164	1,181

Net periodic benefit cost	$531	$875	$1,981	$2,708

During 2001, Old National amended this plan, freezing the benefit accruals for approximately 66% of the active participants. During the third quarter of 2005, Old National further amended this plan to freeze benefit accruals for all remaining participants effective December 31, 2005. The curtailment is expected to result in a $9.2 million reduction in Projected Benefit Obligation, a one-time curtailment gain of $1.5 million in the fourth quarter of 2005, and a $2.7 million reduction in pension expense in 2006.
STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At September 30, 2005, 6.4 million shares were outstanding under the plan, including 5.9 million stock options and 0.5 million shares of restricted stock as described below, 0.3 million shares have been exercised, and 0.9 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Old National accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. See Note 2 for proforma net income and net income per share data.
Stock Options
On February 2, 2004, Old National granted 0.3 million stock options to key associates at an option price of $20.43, the closing price of Old National’s stock on that date. The options vested on December 31, 2004, and expire in ten years. Also during 2004, Old National granted 26.3 thousand shares to a key associate at an option price of $23.99, the closing price of Old National’s stock on that date. These options vested on September 7, 2005, and expire in ten years. At September 30, 2005, Old National had 6.0 million of stock options outstanding.

On October 17, 2005, subsequent to quarter end, the Compensation and Management Development Committee of the Board of Directors approved the acceleration of all unvested options granted prior to 2004. See Note 2 for additional details.
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
At September 30, 2005, the shares issued have an estimated value of $9.8 million based on the stock price on that date. The expense recognized during the nine months ended September 30, 2005, related to the vesting of these awards was $2.2 million. The remaining $6.5 million of deferred compensation is included as a component of capital surplus.
NOTE 13 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004

Provision at statutory rate of 35%	$10,106	$6,881	$27,216	$17,221
Tax-exempt income	(4,132)	(4,560)	(12,804)	(13,960)
Other, net	(200)	(481)	(402)	(684)

Income tax expense	$5,774	$1,840	$14,010	$2,577

Effective tax rate	20.0%	9.4%	18.0%	5.2%

For the three months and nine months ended September 30, 2005, the effective tax rate on income from continuing operations was higher than for the three and nine months ended September 30, 2004. The increased effective tax rate resulted from a lower percentage of tax-exempt income to total income compared to the three and nine months ended September 30, 2004.
NOTE 14 — COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004

Net income:	$7,593	$18,184	$48,924	$48,976
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	(3,751)	43,021	(8,761)	2,667
Less: reclassification adjustment for securities gains realized in net income, net of tax	(370)	(185)	(703)	(1,348)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax	(73)	(2,205)	512	(1,689)
Less: reclassification adjustment on cash flow hedges, net of tax	46	47	(30)	141

Net unrealized gains (losses)	(4,148)	40,678	(8,982)	(229)

Comprehensive income	$3,445	$58,862	$39,942	$48,747

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The following table summarizes the derivative financial instruments utilized by Old National at September 30:

	2005			2004
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$1,207,748	$2,287	$(26,875)	$1,252,213	$11,738	$(11,916)
Pay fixed interest rate swaps	20,000	95	(72)	20,000	—	(458)
Forward mortgage loan contracts	17,057	189	—	5,169	—	(50)
Cash Flow Hedges
HELOC cash flow	50,000	—	(104)	100,000	261	—
Pay fixed interest rate swaps	—	—	—	70,000	372	—
Stand Alone Hedges
Interest rate lock commitments	40,297	69	—	33,282	169	—
Forward mortgage loan contracts	49,257	217	—	42,060	—	(119)
Options on contracts purchased	—	—	—	6,000	—	(16)
Anticipated floating rate debt	—	—	—	295,000	484	(2,784)
Matched Customer Hedges
Customer interest rate swaps	202,308	984	(1,209)	68,323	699	(242)
Customer interest rate swaps with counterparty	202,308	1,209	(984)	68,323	242	(699)
Customer interest rate cap	2,300	—	(14)	2,300	—	(23)
Customer interest rate cap with counterparty	2,300	14	—	2,300	23	—

Total	$1,793,575	$5,064	$(29,258)	$1,964,970	$13,988	$(16,307)

NOTE 16 — COMMITMENTS AND CONTINGENCIES
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
During the fourth quarter of 2003, Old National established a reserve of $10.0 million for settlement of certain of the lawsuits pending in the City of St. Louis and St. Louis County in Missouri and St. Clair County and Madison County in Illinois. As of March 31, 2004, Old National had paid $9.1 million of this reserve to settle a number of lawsuits representing approximately $12.0 million in alleged damages. As of September 30, 2005, the approximate $0.7 million remaining in the reserve for litigation settlement is deemed to be adequate to cover the remaining exposure for these cases of approximately $3.0 million.

Old National has obtained a summary judgement in its favor at the trial court level on lawsuits representing approximately $16.0 million of the estimated $31.0 million in exposure. The Court of Appeals for the First District affirmed the decision of the trial court for these cases filed in Cook County, Illinois. The plaintiffs petitioned the Illinois Supreme Court to review the Court of Appeal’s decision, and as of September 30, 2005, the Illinois Supreme Court had denied an appeal of the Court of Appeal’s decision on $10 million of the approximately $16 million in exposure, bringing to finality a substantial portion of the Cook County action. Plaintiffs have filed an identical case to the Cook County case in St. Clair County, Illinois. It is uncertain at this time whether any future judgements or settlements of the remaining Cook County matters or the duplicate case filed in St. Clair County will have an impact on Old National’s results of operations.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.231 billion, commercial letters of credit of $49 thousand and standby letters of credit of $140.8 million at September 30, 2005. At September 30, 2004, loan commitments were $1.374 billion, commercial letters of credit were $14.4 million and standby letters of credit were $109.8 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of September 30, 2005.
At September 30, 2005 and 2004, Old National had credit extensions of $92.7 million and $72.8 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2005 and 2004, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $62.2 million and $40.9 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients that are considered financial guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2005, the notional amount of standby letters of credit was $140.8 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
NOTE 18 — SEGMENT INFORMATION
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
Old National uses a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from net interest income in the community banking segment and from companies included in the “other” column. The FTP system is used to credit or charge each segment for the funds the segments create or use. The net FTP credit or charge is reflected in segment net interest income.
The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three months and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended September 30, 2005
Net interest income	$65,167	$(4,079)	$(3,480)	$57,608
Provision for loan losses	6,115	(115)	—	6,000
Noninterest income	19,561	2,729	16,674	38,964
Noninterest expense	49,379	702	11,617	61,698
Income (loss) before income taxes and discontinued operations	29,234	(1,937)	1,577	28,874
Income tax expense (benefit)	7,898	(2,633)	509	5,774
Loss from discontinued operations, net of income tax expense	—	—	(15,507)	(15,507)
Segment profit (loss)	21,336	696	(14,439)	7,593
Total assets	5,371,185	2,948,865	215,241	8,535,291

Three months ended September 30, 2004
Net interest income	$66,709	$(2,054)	$(3,667)	$60,988
Provision for loan losses	7,343	57	—	7,400
Noninterest income	17,335	2,161	15,475	34,971
Noninterest expense	56,861	297	11,742	68,900
Income (loss) before income taxes and discontinued operations	19,840	(247)	66	19,659
Income tax expense (benefit)	4,519	(2,706)	27	1,840
Income from discontinued operations, net of income tax expense	—	—	365	365
Segment profit	15,321	2,459	404	18,184
Total assets	5,333,011	3,368,118	280,586	8,981,715

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Nine months ended September 30, 2005
Net interest income	$194,998	$(11,050)	$(10,576)	$173,372
Provision for loan losses	17,091	9	—	17,100
Noninterest income	55,416	6,178	51,293	112,887
Noninterest expense	154,757	2,447	34,196	191,400
Income (loss) before income taxes and discontinued operations	78,566	(7,328)	6,521	77,759
Income tax expense (benefit)	20,882	(8,974)	2,102	14,010
Loss from discontinued operations, net of income tax expense	—	—	(14,825)	(14,825)
Segment profit (loss)	57,684	1,646	(10,406)	48,924
Total assets	5,371,185	2,948,865	215,241	8,535,291

Nine months ended September 30, 2004
Net interest income	$208,753	$(7,291)	$(10,245)	$191,217
Provision for loan losses	22,227	173	—	22,400
Noninterest income	56,085	8,531	50,037	114,653
Noninterest expense	187,586	3,089	43,594	234,269
Income (loss) before income taxes and discontinued operations	55,025	(2,022)	(3,802)	49,201
Income tax expense (benefit)	12,267	(8,523)	(1,167)	2,577
Income from discontinued operations, net of income tax expense	—	—	2,352	2,352
Segment profit (loss)	42,758	6,501	(283)	48,976
Total assets	5,333,011	3,368,118	280,586	8,981,715

NOTE 19 – SUBSEQUENT EVENT
Subsequent to September 30, 2005, Old National finalized the sale of five branches in Clarksville, Tennessee, assigning approximately $173 million in deposits and selling approximately $115 million in loans outstanding. These branches are in markets no longer considered consistent with the company’s strategy. The sale will result in a pre-tax gain of approximately $14 million which will be included in income from continuing operations during the fourth quarter.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three months and nine months ended September 30, 2005 and 2004, and financial condition as of September 30, 2005, compared to September 30, 2004, and December 31, 2004. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Old National continues to focus on its key strategic initiatives: (1) strengthen the risk profile; (2) enhance management discipline; and (3) achieve consistent quality earnings. In the last twelve months, Old National generated significant improvement in its asset quality. Non-performing loans at September 30, 2005, were $58.8 million compared to $106.0 million at September 30, 2004. The provision for loan losses for the nine months ended September 30, 2005 was $17.1 million, a $5.3 million decrease compared to the $22.4 million during the first nine months of 2004.
In following the disciplined approach to capital allocation, Old National closed on the sales of J.W. Terrill Insurance Agency (“Terrill”) and Fund Evaluation Group (“FEG”) during the third quarter of 2005, both of which were included in discontinued operations. Subsequent to the end of the third quarter, the company also closed on the sale of all five financial centers located in the Clarksville, Tennessee market. The impact of the financial center sales will be reported in continuing operations in the fourth quarter of 2005.
Income from continuing operations for the three months ended September 30, 2005, was $23.1 million, or $0.34 per diluted share compared to income from continuing operations totaling $17.8 million, or $0.26 per diluted share for the same quarter last year. Income from continuing operations for the nine months ended September 30, 2005, was $63.7 million, or $0.93 per diluted share, compared to income from continuing operations of $46.6 million, or $0.67 per diluted share for the nine months ended September 30, 2004.
Old National reported net income of $7.6 million for the three months ended September 30, 2005, a decrease of $10.6 million, or 58.2% from the $18.2 million recorded for the three months ended September 30, 2004. Net income for the three months ended September 30, 2005, includes the $15.5 million loss from discontinued operations related to the sale of Terrill and FEG. See Note 4 to the consolidated financial statements for additional information. For the nine months ended September 30, 2005, net income was $48.9 million, a decrease of $0.1 million, or 0.1% from the $49.0 million recorded for the nine months ended September 30, 2004. On a diluted per share basis, net income was $0.11 for the three months ended September 30, 2005, compared to $0.26 for the three months ended September 30, 2004. Diluted earnings per share were $0.71 for the nine months ended September 30, 2005, compared to $0.70 for the nine months ended September 30, 2004.
Calculated based on income from continuing operations, Old National’s return on average assets was 1.08% and return on shareholders’ equity was 13.64%, compared to 0.79% and 10.36%, respectively, for the three months ended September 30, 2004. Old National’s return on average assets for the nine months ended September 30, 2005, was 0.98% and return on shareholders’ equity was 12.28%, compared to return on average assets of 0.68% and return on shareholders’ equity of 8.76% for the nine months ended September 30, 2004. Results in 2004 were impacted by nonrecurring expenses related to “Ascend”.
Old National’s near-term challenges include managing net interest margin in this rising rate environment, developing strong non-interest bearing deposit growth, and managing expenses.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended			Nine Months Ended
(dollars in thousands,	September 30,			September 30,
except per share data)	2005	2004	Change	2005	2004	Change

Income Statement Summary:
Net interest income	$57,608	$60,988	(5.5)%	$173,372	$191,217	(9.3)%
Provision for loan losses	6,000	7,400	(18.9)	17,100	22,400	(23.7)
Noninterest income	38,964	34,971	11.4	112,887	114,653	(1.5)
Noninterest expense	61,698	68,900	(10.5)	191,400	234,269	(18.3)

Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 60% of revenues at September 30, 2005. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $5.2 million and $6.0 million for the three months ended September 30, 2005 and 2004, respectively. Taxable equivalent adjustments for the nine months ended September 30, 2005 and 2004, were $16.3 million and $18.1 million, respectively.
Taxable equivalent net interest income was $62.8 million and $189.7 million for the three and nine months ended September 30, 2005, respectively, down from the $66.9 million and $209.3 reported for the three and nine months ended September 30, 2004, respectively. The net interest margin was 3.26% and 3.23% for the three and nine months ended September 30, 2005, respectively, compared to 3.30% and 3.35% reported for the three and nine months ended September 30, 2004, respectively. The reduction in net interest income is primarily a result of the lower average earning assets. The declines in net interest margin are due to the compression in the net interest spread as a result of the dramatic increase in short-term interest rates.
Average earning assets were $7.714 billion for the three months ended September 30, 2005, compared to $8.117 billion for the three months ended September 30, 2004, a decrease of 5.0%, or $403.6 million. Average earning assets were $7.838 billion for the nine months ended September 30, 2005, compared to $8.338 billion for the nine months ended September 30, 2004, a decrease of 6.0%, or $499.6 million. Significantly affecting average earning assets at September 30, 2005 compared to September 30, 2004, was Management’s decision to reduce the investment portfolio. Also significantly affecting average earning assets was the sale of $405.6 million of residential real estate loans at June 30, 2004. In addition, during 2004 and through March 31, 2005, average commercial and commercial real estate loans declined as a result of weak loan demand in Old National’s markets, more stringent loan underwriting standards and loan sales. Sales of commercial and commercial real estate loans included $26.7 million of nonaccrual and substandard commercial and commercial real estate loans during the quarter ended June 30, 2005, and $43.1 million during the quarter ended December 31, 2004.
Provision for Loan Losses
The provision for loan losses was $6.0 million and $17.1 million for the three and nine months ended September 30, 2005, respectively, compared to $7.4 million and $22.4 million for the three and nine months ended September 30,

2004, respectively. The lower provisions in 2005 are attributable to a decrease in total criticized and classified loans and enhanced credit administration and underwriting functions that began in 2004. Refer to “Allowance for Loan Losses and Asset Quality” section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended September 30, 2005, was $39.0 million, an increase of $4.0 million, or 11.4% from the $35.0 million reported for the three months ended September 30, 2004. For the nine months ended September 30, 2005, noninterest income was $112.9 million, a decrease of $1.8 million, or 1.5% from the $114.7 million reported for the nine months ended September 30, 2004.
Net securities gains increased by $0.3 million for the three months ended September 30, 2005 compared to September 30, 2004, and decreased by $1.1 million for the nine months ended September 30, 2005 compared to September 30, 2004. Total noninterest income excluding net securities gains was $38.3 million and $111.7 million for the three and nine months ended September 30, 2005, respectively, compared to $34.7 million and $112.3 million for the three and nine months ended September 30, 2004, respectively.
Primarily as a result of the acquisition of J. W. F. Insurance Companies in the second quarter of 2005, insurance premiums and commissions increased to $8.5 million and $26.6 million for the three and nine months ended September 30, 2005, compared to $7.4 million and $24.8 million for the three and nine months ended September 30, 2004, a 15.1% and 7.5% increase, respectively. Insurance premiums and commissions related to J.W. Terrill Insurance Agency are not included in these amounts. See Note 4 to the consolidated financial statements for a discussion of discontinued operations and divestitures.
Mortgage banking revenue increased $1.5 million to $1.8 million for the three months ended September 30, 2005, from $0.3 million for the three months ended September 30, 2004. Mortgage origination activity during the three-month period ended September 30, 2005 was comparable to production during the third quarter of 2004; however, secondary market demand was higher during the third quarter of 2005 along with reduced mortgage servicing impairment expense. For the nine months ended September 30, 2005, mortgage banking revenue was $4.4 million compared to $7.1 million for the nine months ended September 30, 2004, a $2.6 million decrease. The decrease is primarily due to the $405.6 million residential real estate loan sale during the second quarter of 2004 that resulted in a $2.7 million gain.
Investment product fees were $2.2 million and $7.1 million for the three and nine months ended September 30, 2005, respectively, compared to $2.5 million and $9.5 million for the three and nine months ended September 30, 2004, respectively. The decrease in 2005 is primarily the result of a decrease in sales of fixed annuities which have been suppressed by the rising interest rate environment, resulting in lower fixed annuity fees.
Included in other income for the three months ended September 30, 2005 is a pre-tax gain of $0.4 million related to the sale of mortgage servicing rights. See Note 10 to the consolidated financial statements for additional detail.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2005, totaled $61.7 million, a decrease of $7.2 million or 10.5%, from the $68.9 million recorded for the three months ended September 30, 2004. For the nine months ended September 30, 2005, noninterest expense was $191.4 million, a decrease of $42.9 million, or 18.3% from the $234.3 million recorded for the nine months ended September 30, 2004.
Salaries and benefits is the largest component of noninterest expense. For the three and nine months ended September 30, 2005, salaries and benefits were $35.9 million and $113.6 million, respectively, compared to $38.3 million and $130.6 million for the three and nine months ended September 30, 2004, respectively. The decrease in salaries and benefits in 2005 is primarily a result of lower incentive compensation in 2005 and benefits associated with the “Ascend” initiative, offset by the personnel expense associated with the acquisition of J.W.F. Insurance Companies during the year. Included in salaries and benefits for the nine months ended September 30, 2004, was $2.9 million of severance expense related to three senior executives, including the chief executive officer, who left the company during the first quarter of 2004 and severance costs for employees whose positions were eliminated and expenses related to incentive programs for employees participating in “Ascend”.
Professional fees totaled $2.3 million for the three months ended September 30, 2005, compared to $3.1 million for the three months September 30, 2004. For the nine months ended September 30, 2005, professional fees were $6.4 million compared to $23.0 million for the nine months ended September 30, 2004. The decrease in professional fees was primarily attributable to consulting fees paid during 2004 in connection with “Ascend”.
All other components of noninterest expense totaled $23.5 million for the three months ended September 30, 2005, compared to $27.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, all other components of noninterest expense totaled $71.3 million and $80.7 million, respectively. Included in the totals for 2005 is a $4.7 million reduction in the reserve for unfunded commitments.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 20.0% for the three months ended September 30, 2005, compared to 9.4% in the three months ended September 30, 2004. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 18.0% for the nine months ended September 30, 2005, compared to 5.2% for the nine months ended September 30, 2004. The increased effective tax rate in 2005 resulted from a lower percentage of tax-exempt income to total income than in 2004.
FINANCIAL CONDITION
Overview
Old National’s assets at September 30, 2005, were $8.535 billion, a 5.0% decrease compared to September 30, 2004 assets of $8.982 billion, and an annualized decrease of 5.4% compared to December 31, 2004 assets of $8.898 billion. Investments decreased $330.3 million since September 30, 2004, and decreased $487.1 million since December 31, 2004. Loans increased $10.8 million since September 30, 2004, and increased $127.6 million since December 31, 2004. Total liabilities decreased $406.9 million compared to September 30, 2004, and decreased $332.6 million since December 31, 2004, primarily from a reduction in borrowings. Total shareholders’ equity decreased $39.5 million from September 30, 2004, and decreased $30.4 million from December 31, 2004. The decrease in shareholders’ equity from September 30, 2004 is primarily attributable to fluctuations in the market value of investment securities in the amount of $11.4 million, a $28.7 million increase in stock repurchases, and the issuance of $18.5 million in stock for the acquisition of J. W. F. Insurance Companies. At September 30, 2005, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $4.6 million compared to a net gain of $14.4 million at September 30, 2004.
Earning Assets
Old National’s earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.705 billion at September 30, 2005, a decrease of 5.1% from September 30, 2004, and an annualized decrease of 5.1% since December 31, 2004. Much of the decrease is attributable to decreases in investment securities and money market investments as Old National has reduced its investment portfolio in response to the flattening of the yield curve and the desire to reduce its sensitivity to rising interest rates.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the company’s funding requirements. At September 30, 2005, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

At September 30, 2005, the investment securities portfolio was $2.526 billion compared to $2.856 billion at September 30, 2004, a decrease of $330.3 million or 11.6%. Investment securities decreased $487.1 million at September 30, 2005, compared to December 31, 2004, an annualized decrease of 21.6%. Investment securities represented 32.8% of earning assets at September 30, 2005, compared to 35.2% at September 30, 2004, and 37.6% at December 31, 2004. Old National has reduced the size of the investment portfolio to reduce its sensitivity to rising interest rates.
The investment securities available-for-sale portfolio had net unrealized losses of $6.5 million at September 30, 2005, a decrease of $32.4 million compared to net unrealized gains of $25.8 million at September 30, 2004, and a decrease of $15.8 million compared to net unrealized gains of $9.3 million at December 31, 2004. These changes were primarily the result of higher market interest rates and a smaller portfolio of securities available-for-sale at September 30, 2005.
The investment portfolio had an average duration of 3.31 years at September 30, 2005, compared to 3.66 years at September 30, 2004, and 3.70 years at December 31, 2004. The average yields on investment securities, on a taxable equivalent basis, were 4.70% for the three months ended September 30, 2005, compared to 4.61% for the three months ended September 30, 2004, and 4.45% for the three months ended December 31, 2004. Average yields on investment securities, on a taxable equivalent basis, were 4.57%, 4.60% and 4.56% for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $66.0 million at September 30, 2005, compared to $22.1 million at September 30, 2004, and compared to $22.5 million at December 31, 2004. Residential loans held for sale are loans that are closed, but not yet sold on the secondary market. The amount of residential loans held for sale on the balance sheet varies depending on the timing of originations and loan sales to the secondary market. Prior to September 30, 2005, these loans were sold with loan servicing retained. In the fourth quarter of 2005, in an effort to reduce the overall volatility in the company’s earnings stream, Old National will cease selling loans with servicing retained.
Lending and Loan Administration
Old National has implemented certain credit approval disciplines in order to continue to focus on the reduction of problem and non-performing loans in the portfolio, including a restructuring of the manner in which commercial loans are analyzed and approved. Credit personnel, which now include independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National’s Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank, as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs and reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at September 30, 2005, the company had no concentration of loans in any single industry category which exceeded 10% of its total loan portfolio and had no exposure to foreign borrowers or lesser-developed countries. Two measured industry categories, Lessors of Residential Buildings and Dwellings and Lessors of Nonresidential Buildings, did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which until the three months ended June 30, 2005, had resulted in a decline of commercial loans. During the second quarter of 2005, Old National began to experience growth in commercial loans.
Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 59.2% of earning assets at September 30, 2005, an increase from 55.7% at September 30, 2004, and an increase from 55.0% at December 31, 2004. At September 30, 2005, commercial and commercial real estate loans were $3.264 billion, a decrease of $36.8 million since September 30, 2004, and an increase of $59.8 million since

December 31, 2004. These changes include commercial and commercial real estate loan sales of $26.7 million during the three months ended June 30, 2005, and $43.1 million during the three months ended December 31, 2004. At September 30, 2005, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $70.5 million or 5.7% compared to September 30, 2004, and increased $92.0 million or, annualized, 10.2% since December 31, 2004, partly due to enhancements to marketing and customer contact programs.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Old National sells the majority of residential real estate loans it originates as a strategy to better manage interest rate risk and liquidity. Old National sells the majority of the residential real estate loans without recourse.
At September 30, 2005, residential real estate loans were $531.2 million, a decrease of $22.8 million or 4.1% from September 30, 2004. Since the sale of $405.6 million of residential real estate loans during the three months ended June 30, 2004, the level of residential real estate loans has been relatively stable.
Allowance for Loan Losses and Asset Quality Administration
Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, asset quality ratings, mix of loans, expected losses and the review of select environmental factors. A detailed loan loss evaluation on an individual loan basis for the company’s highest risk loans is performed monthly. Management follows the progress of the economy and how it might affect Old National’s borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews of selected loan portfolios as well as regular reviews of problem loan performance statistics.
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
Allowance for Loan Losses and Asset Quality
At September 30, 2005, the allowance for loan losses was $81.4 million, a decrease of $14.9 million compared to $96.3 million at September 30, 2004, and a decrease of $4.3 million compared to $85.7 million at December 31, 2004. As a percentage of total loans, the allowance decreased to 1.58% at September 30, 2005, from 1.89% at September 30, 2004, and decreased from 1.72% at December 31, 2004. For the three months ended September 30, 2005, the provision for loan losses amounted to $6.0 million, a decrease of $1.4 million from the three months ended September 30, 2004. The provision for the nine months ended September 30, 2005, amounted to $17.1 million compared to $22.4 million for the nine months ended September 30, 2004. Reductions in nonperforming loans during 2004 and the first six months of 2005 were significant factors in the decrease of the allowance for loan losses. Other factors include reductions in criticized and classified loans during the periods in question, which included the sales of $26.7 million in substandard commercial real estate loans during 2005 and the sale of $405.6 million of residential real estate loans in 2004. Changes to separate the loan production functions from the underwriting functions and significant strengthening of the commercial underwriting processes including the elevation of the Credit Policy Committee to a board level committee to improve credit quality were all contributing factors to the reduction in criticized and classified loans during the period.
Charge-offs, net of recoveries, totaled $5.3 million for the three months ended September 30, 2005, a decrease of $0.9 million from the three months ended September 30, 2004. Net charge-offs for the nine months ended September 30, 2005, totaled $21.5 million compared to $22.1 million for the nine months ended September 30, 2004. Charge-offs included write-downs of $5.3 million and $1.2 million on loans sold during the three months ended June 30, 2005 and 2004, respectively. Net charge-offs to average loans were 0.41% and 0.57% for the three months and nine months ended September 30, 2005, respectively, as compared to 0.48% and 0.54% for the three months and nine months ended September 30, 2004.
Under-performing assets totaled $64.1 million at September 30, 2005, significantly lower than $116.6 million at September 30, 2004, and lower than $65.6 million at December 31, 2004. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2005, were 1.24%, a reduction from the September 30, 2004, ratio of 2.28% and the December 31, 2004 ratio of 1.31%. Nonaccrual loans were $58.8 million at September 30,

2005, compared to $106.0 million at September 30, 2004, and $54.9 million at December 31, 2004. Management will continue its efforts to reduce the level of under-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Total classified and criticized loans were $248.7 million at September 30, 2005, a decrease of $224.6 million from September 30, 2004, and $91.6 million from December 31, 2004.
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
The table below shows the various components of under-performing assets:

	September 30,		December 31,
(dollars in thousands)	2005	2004	2004

Nonaccrual loans	$58,820	$106,002	$54,890
Renegotiated loans	—	—	—
Past due loans (90 days or more)	1,919	6,722	2,414
Foreclosed properties	3,406	3,842	8,331

Total under-performing assets	$64,145	$116,566	$65,635

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$145,884	$268,474	$192,214
Criticized loans	102,855	204,844	148,118

Total criticized and classified loans	$248,739	$473,318	$340,332

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.14%	2.08%	1.10%
Under-performing assets/total loans and foreclosed properties (1)	1.24	2.28	1.31
Under-performing assets/total assets	0.75	1.30	0.74
Allowance for loan losses/under-performing assets	126.83	82.63	130.65

(1)	Items referring to loans are net of unearned income and include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2005, totaled $137.0 million, a decrease of $32.4 million and $31.8 million, respectively, compared to $169.4 million at September 30, 2004, and $168.8 million at December 31, 2004. The sales of selected non-strategic companies in the third quarter of 2005 resulted in a $47.9 million reduction in goodwill and other intangible assets. See Note 9 to the consolidated financial statements for further details. These decreases were partially offset by the addition of $20.4 million in goodwill and intangible assets related to the May 1, 2005 acquisition of J. W. F. Insurance Companies as discussed under “Acquisition and Divestitures Activity” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.752 billion at September 30, 2005, a decrease of 4.9% from $8.152 billion at September 30, 2004, and an annualized decrease of 5.3% from $8.074 billion at December 31, 2004. Included in total funding were deposits of $6.365 billion at September 30, 2005, a decrease of 0.7% compared to September 30, 2004, and an annualized decrease of 1.0% compared to December 31,

2004. While total deposits remained relatively flat, Old National experienced a shift from NOW deposits into money market deposits during 2005 due to the rising interest rate environment.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At September 30, 2005, wholesale borrowings, including short-term borrowings and other borrowings, decreased 20.5% and 21.9%, annualized, from September 30, 2004, and December 31, 2004, respectively. Wholesale borrowings as a percentage of total funding was 17.9% at September 30, 2005, compared to 21.4% at September 30, 2004, and 20.6% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $26.7 million during 2005 and $448.7 million during 2004, and a planned reduction of the investment portfolio during 2005, reduced the company’s reliance on wholesale funding.
Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $672.8 million at September 30, 2005, compared to $712.3 million at September 30, 2004, and $703.2 million at December 31, 2004.
Old National paid cash dividends of $0.19 and $0.57 per share for the three months and nine months ended September 30, 2005, respectively, which decreased equity by $38.9 million, compared to cash dividends of $0.18 and $0.54 per share for the three months and nine months ended September 30, 2004, respectively, (restated for the 5% stock dividend distributed on January 26, 2005), which decreased equity by $37.8 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $54.9 million during the nine months ended September 30, 2005, and $26.2 million during the nine months ended September 30, 2004. The change in unrealized losses on investment securities decreased equity by $8.8 million during the nine months ended September 30, 2005, and increased equity by $2.7 million during the nine months ended September 30, 2004. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $4.9 million during the nine months ended September 30, 2005, compared to $12.1 million during the nine months ended September 30, 2004. Additionally, stock issued for acquisitions increased shareholders’ equity by $18.5 million in the nine months ended September 30, 2005.
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

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2005	2004	2004

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.61%	7.69%	7.68%
Tier 1 capital to risk-adjusted total assets	4.00	10.42	11.43	11.18
Total capital to risk-adjusted total assets	8.00	14.12	15.22	14.90
Shareholders’ equity to assets	N/A	7.88	7.93	7.90

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s critical accounting policies involving the more significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements as of September 30, 2005 remain unchanged from December 31, 2004. These policies relate to the accounting for the allowance for loan losses, goodwill and other intangible assets, and mortgage servicing rights. During the quarter ended September 30, 2005, the company sold its mortgage servicing rights. See Note 10 to the consolidated financial statements for further details. Disclosure on these critical accounting policies is incorporated by reference under Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.
FORWARD-LOOKING STATEMENTS
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
Old National manages interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, and the Executive Balance Sheet Management Committee, a committee comprised of senior executive management. The Funds Management Committee meets quarterly and oversees adherence to policy and recommends policy changes to the Board. The Executive Balance Sheet Management Committee meets quarterly. This committee determines balance sheet management strategies and initiatives for the company. A group comprised of corporate and line management meets monthly to implement strategies and initiatives determined by the Executive Balance Sheet Management Committee.
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

Policy guidelines, in addition to September 30, 2005 and 2004 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300

Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

09/30/2005	1.45%	1.55%	-2.70%	-6.41%	-10.28%
09/30/2004	0.72%	2.17%	-3.30%	-6.83%	-11.13%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300

Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

09/30/2005	-0.79%	0.76%	-2.21%	-5.75%	-9.66%
09/30/2004	-2.70%	0.64%	-2.19%	-5.03%	-8.53%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300

Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

09/30/2005	-15.19%	-4.60%	0.20%	-2.17%	-5.27%
09/30/2004	-14.42%	-3.56%	-1.13%	-4.63%	-9.36%
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
At September 30, 2005, modeling indicated Old National was within the yellow zone policy limits for the Up 200 24 month cumulative Net Interest Income at Risk Scenario. Old National’s position within the yellow zone was deemed acceptable by management at this time. All other Net Interest Income at Risk modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At September 30, 2005, modeling indicated Old National was within the yellow zone policy limit for the Down 200 Economic Value of Equity Scenario. Management has deemed this scenario as an acceptable risk given the company’s outlook for interest rates. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At September 30, 2005, a notable change in the company’s rate risk profile was reflected in the decrease in the company’s estimated change in Economic Value of Equity resulting in the Up 200 basis points yield curve shock. Economic Value of Equity changed from -4.63% at September 30, 2004, to -2.17% at September 30, 2005. The company reduced its long term exposure to rising interest rates by reducing the size and effective duration of the investment portfolio to 3.31 years at September 30, 2005, compared to 3.66 years at September 30, 2004, by the shift in deposit mix from certificates of deposit to transaction accounts, and by the termination of certain interest rate swaps.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The company’s derivatives had an estimated fair value loss of $24.2 million at September 30, 2005, compared to an estimated fair value loss of $2.3 million at September 30, 2004. The decrease in market value was primarily due to increases in short term interest rates and the resulting decline in market value of the receive fixed interest rate swaps for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition, the notional amount of derivatives decreased by $171.4 million. See Note 15 to the consolidated financial statements for additional information.
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
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the company’s credit quality, liquidity, capital and earnings. These rating agencies have issued a stable outlook in conjunction with their ratings as of September 30, 2005. The senior debt ratings of Old National Bancorp and Old National Bank at September 30, 2005, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term

Old National Bancorp	BBB	N/A	Baa1	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A3	P-2	BBB	F2	A (low)	R-1 (low)

N/A= Not applicable
As of September 30, 2005, Old National Bank had the capacity to borrow $798.8 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at September 30, 2005, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at September 30, 2005, Old National Bancorp has $700.0 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At September 30, 2005, the parent company’s other borrowings outstanding was $257.2 million, compared with $265.0 million at September 30, 2004. The decrease in other borrowings in 2005 was driven by a $7.8 million decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At September 30, 2005, prior regulatory approval was not required for Old National’s affiliate bank.

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
ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

07/01/05 - 07/31/05	305,400	$22.06	305,400	1,574,937
08/01/05 - 08/31/05	447,400	22.26	447,400	1,127,537
09/01/05 - 09/30/05	233,700	21.92	233,700	893,837

Quarter-to-date 9/30/05	986,500	$22.12	986,500	893,837

Data adjusted for all stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE
ITEM 5. OTHER INFORMATION
NONE
ITEM 6. EXHIBITS
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number
3 (i)	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3 (ii)	By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4	Instruments defining rights of security holders, including indentures

4.1	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

Exhibit
Number
4.2	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10	Material contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

(j)	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(k)	Form of Severance Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(l)	Form of Change of Control Agreement for Named Executive Officers, as amended (incorporated by

Exhibit
Number

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

Date: November 9, 2005