Form 10-K
period 2005-12-31
OLD NATIONAL BANCORP /IN/
filed 2006-03-08
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
Commission File Number 1-15817
OLD NATIONAL BANCORP
(Exact name of the Registrant as specified in its charter)

INDIANA	35-1539838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Main Street	47708
Evansville, Indiana	(Zip Code)
(Address of principal executive offices)
(812) 464-1294
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value
Preferred Stock Purchase Rights	New York Stock Exchange

8% Trust Preferred Securities of ONB Capital Trust II (and
Registrant’s guaranty with respect thereto)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned filer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2005, was $1,438,958,362 (based on the closing price on that date of $21.40, as quoted on the New York Stock Exchange). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2005, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers.
The number of shares outstanding of the Registrant’s common stock, as of January 31, 2006, was 67,567,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006, is incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2005 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2005 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National Bancorp (“Old National” or “the Company”) from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.” Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National’s future performance are discussed in Item 1A, “Risk Factors”. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.
AVAILABLE INFORMATION
All reports filed electronically by Old National Bancorp with the Securities and Exchange Commission (“SEC”), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost on Old National’s web site at www.oldnational.com. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I
ITEM 1. BUSINESS
GENERAL
Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Old National, through its wholly owned banking subsidiary, provides a wide range of services, including commercial and consumer loan and depository services, lease financing and other traditional banking services. Through its non-bank affiliates, Old National provides services to supplement the banking business including fiduciary and wealth management services, investment and brokerage services, insurance and other financial services. As of December 31, 2005, Old National employed 2,572 full-time equivalent associates.
COMPANY PROFILE
Old National Bank, Old National Bancorp’s wholly owned banking subsidiary, was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed, in 2001 became a financial holding company and is currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, Old National completed the consolidation of 21 bank charters enabling Old National to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing Old National to provide more convenient service to clients. Over the past several years, Old National has grown to include financial services operations in Indiana, Illinois, Kentucky, and Ohio.
OPERATING SEGMENTS
Old National operates in two segments: community banking and treasury. A description of each segment follows.
Community Banking Segment
The community banking segment, operating under the name of Old National Bank, has traditionally been the most significant contributor to Old National. The primary goal of the community banking segment is to provide products and services that address clients’ needs and help clients reach their financial goals by providing a broad array of quality services. Old National’s financial centers focus on convenience factors such as location, space for private consultations and quick client access to routine transactions.
As of December 31, 2005, Old National Bank operated 120 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, payroll, Internet banking and other services relating to the general banking business. In addition, the community banking segment includes the Indiana Old National Insurance Company (“IONIC”) and Central Life Insurance Company, which reinsure credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.
Lending Activities
Old National earns interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit and lease financing. Typically, residential real estate loans are sold to secondary investors, with gains or losses from the sales being recognized.
Depository Activities
Old National strives to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates. Old National pays interest on the interest-bearing deposits and receives service fee revenue on various accounts. Deposit accounts include products such as noninterest-bearing demand, NOW, savings and money market, and time deposits. Debit and ATM cards provide access to the clients’ accounts 24 hours a day at any ATM location. Old National also provides 24-hour telephone access and online banking as well as other electronic banking services.

Investment and Brokerage Services
Old National, through a registered third party broker-dealer, provides clients with convenient and professional investment services and a variety of brokerage products. This line of business offers a full array of investment options and investment advice to its clients.
Treasury Segment
Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Treasury also provides capital markets products, including interest rate derivatives, foreign exchange and industrial revenue bond financing for Old National’s commercial clients.
Other
Beginning January 1, 2005, Old National disaggregated internal reporting for its non-bank operations, including wealth management and insurance. These lines of business are now included in the “other” column for all periods reported.
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
Additional information about Old National’s business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 to the consolidated financial statements.
MARKET AREA
Old National is focused on establishing and maintaining long-term relationships with its customers, and is committed to serving the financial needs of the communities in its market area. During 2005, Old National turned its focus back to its primary footprint of Indiana, Illinois and Kentucky. A comprehensive assessment of market-area sales potential was completed in 2005 and used in developing expansion plans. Existing office locations and potential new sites were evaluated and ranked, providing benchmarks to measure future market performance and prioritize capital allocations across the Old National Bank footprint.
Growth continued in two opportunity markets in Indiana, Indianapolis and Lafayette, adding two new banking centers and a loan production center in 2005. In addition, strategic decisions to divest banking centers in Clarksville, Tennessee, and O’Fallon, Illinois, in 2005 further reinforced Old National’s focus on serving its primary markets. Slightly more than 80 percent of Old National Bank deposits are held by Indiana consumers and businesses located in the southwest and central regions of the state. Communities located in central and western Kentucky and southeastern Illinois make-up the remaining one-fifth of Old National deposit market area.
Management intends to continue the expansion of Old National’s retail banking franchise and to increase the number of households and businesses served in Old National’s market area. Seven banking centers are currently scheduled to open during 2006 in what Old National considers high-growth markets. These high-growth markets include Indianapolis, Indiana, where Old National plans to open three more banking centers and Louisville, Kentucky, where two new banking centers will be opened. Expansion will also continue in Lafayette, Indiana and Owensboro, Kentucky.
As reported by the Indiana Business Research Center (IBRC) at Indiana University Kelley School of Business, Indiana’s population grew by 180,000 since Census 2000, a growth rate of 3 percent. While population gains lag much of the rest of the U.S., Indiana continues to be one of the fastest growing Midwestern states. Employment gains across Indiana came from some key sectors according to the IBRC and Bureau of Labor Statistics. Education and health services continued to lead job growth with an increase of 9,100 jobs in the past twelve months, followed by respectable gains in the leisure and hospitality and construction sectors. Manufacturing, the sector in which Indiana continues to lead the nation as a percentage of total employment at 19.2 percent, continued to struggle, reporting a loss of 2,200 jobs through September compared to a year earlier. Indiana Workforce Development shows Indiana’s 2005 unemployment rate remained steady year-over-year at 5.0 percent.
A review of Indiana housing by the Federal Deposit Insurance Corporation (“FDIC”) shows that homes in the state appreciated at a lower rate than those in the rest of the country, with a 5.0 percent increase from third quarter 2004 to third quarter 2005, compared to 12.0 percent for the nation. According to the FDIC, Indiana continued to rank first among all states for the rate of bankruptcies, and residential mortgage loans in foreclosure was 2.7 percent compared to 1.0 percent for the nation at third quarter 2005.
The following table reflects the market locations where Old National has a significant share of the deposit market.
Old National Deposit Market Share and Number of Branch Locations
Deposits as of June 30, 2005

	Number of	Deposit Market
Market Location	Branches	Share Rank

Evansville, Indiana	15	1st
Muncie, Indiana	7	3rd
Bloomington, Indiana	4	4th
Terre Haute, Indiana	6	2nd
Danville, Illinois	3	1st

Source: SNL Financial
ACQUISITION AND DIVESTITURE STRATEGY
Since the formation of Old National Bancorp in 1982, Old National has acquired more than 40 financial institutions and financial services companies. In the future, Old National will continue to pursue opportunities to acquire both financial institutions and financial services companies. Acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets within or near Old National’s existing franchise with average to above average growth rates.
As with previous acquisitions, the consideration paid by Old National will be in the form of cash, debt or Old National Bancorp stock. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.
COMPETITION
The banking industry and related financial service providers operate in a highly competitive market. Old National competes with financial service providers such as local, regional and national banking institutions, savings and loan associations, credit unions, finance companies, investment brokers, and mortgage banking companies. In addition, Old National’s non-bank services face competition with asset managers and advisory services, money market and mutual fund companies and insurance agencies.
SUPERVISION AND REGULATION
Old National is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.
The BHC Act requires the prior approval of the Federal Reserve to acquire more than a 5% voting interest of any bank or bank holding company. Additionally, the BHC Act restricts Old National’s non-banking activities to those which are determined by the Federal Reserve to be closely related to banking and a proper incident thereto.

On July 30, 2002, the Senate and the House of Representatives of the United States (“Congress”) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosures of corporate information. In response, the New York Stock Exchange also adopted new corporate governance rules that are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.
Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, Old National’s principal executive officer and principal financial officer are required to certify that Old National’s quarterly and annual reports do not contain any untrue statements of a material fact. The rules also require that these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Old National’s internal controls; they have made certain disclosures to auditors and the Audit Committee of the Board of Directors about internal controls; and they have included information in Old National’s quarterly and annual reports about their evaluation and whether there have been significant changes in Old National’s internal controls or in other factors that could significantly affect internal controls subject to the evaluation. Old National filed the Section 302(a) certifications with the SEC and the Listed Company Manual Section 303A.12(a) CEO certification with the New York Stock Exchange for the prior year.
On January 27, 2005, the Board of Directors approved amendments to the Corporate Governance and Nominating Committee Charter, the Audit Committee Charter, the Compensation Committee Charter, and the Code of Business Conduct and Ethics, including changing the name of the Compensation Committee to the Compensation and Management Development Committee. In addition, all associates are now required annually to sign a written acknowledgement of the Code of Business Conduct and Ethics as a basis of continued employment. The Senior Financial and Executive Officer Code of Ethics remained intact as previously approved on January 23, 2003. These corporate governance documents, and any future amendments, are available for review under the Corporate Governance link on Old National’s website at www.oldnational.com.
Effective August 14, 2003, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 the Company is required to include an internal control report of management in its Annual Report on Form 10-K beginning with its first fiscal year ending after June 15, 2004. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, (iii) management’s assessment of the effectiveness of internal control over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting. Refer to Item 8 for Management’s Report on Internal Control over Financial Reporting.
Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (“Check 21 Act”). The Check 21 Act was enacted on October 28, 2003, and became effective on October 28, 2004.
To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a “substitute check” and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve’s amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks. The amendments to Regulation CC also clarify some existing provisions of the rule and commentary. Old National is in compliance with the Check 21 Act.
On October 26, 2001, the USA Patriot Act of 2001 was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s affiliate bank met all risk-based capital requirements of the FDIC and OCC as of December 31, 2005. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2005, see Note 21 to the consolidated financial statements.
Old National’s affiliate bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC.
A substantial portion of Old National’s cash revenue is derived from dividends paid to it by its affiliate bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 21 to the consolidated financial statements.
Both federal and state law extensively regulates various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by Old National’s affiliate bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.
Old National and its affiliate bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated parties.
FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including Old National’s affiliate bank. FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.
The deposits of Old National’s affiliate bank are insured up to $100,000 per insured account by the Bank Insurance Fund (“BIF”), which is administered by the FDIC, except for deposits acquired in connection with affiliations with savings associations, which deposits are insured by the Savings Association Insurance Fund (“SAIF”). Accordingly, Old National’s affiliated bank pays deposit insurance premiums to both BIF and SAIF.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions.
The Gramm-Leach-Bliley Act (“GLBA”) permits bank holding companies which have elected to become financial holding companies to engage in a substantially broader range of non-banking activities, including securities, investment advice and insurance activities, than is permissible for bank holding companies that have not elected to become financial holding companies. Old National has elected to be a financial holding company. As a result, Old National may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. GLBA established new requirements for financial institutions to provide enhanced privacy protections to customers. In June of 2000, the Federal banking agencies jointly adopted a final regulation providing for the implementation of these protections. Financial institutions are required to provide notice to consumers which details its privacy policies and practices, describes under what conditions a financial institution may disclose nonpublic personal information about consumers to nonaffiliated third parties and provides an “opt-out” method which enables consumers to prevent the financial institution from disclosing customer information to nonaffiliated third parties. Financial institutions were required to be in compliance with the final regulation by July 1, 2001, and Old National was in compliance at such date and continues to be in compliance.
In addition to the matters discussed above, Old National’s affiliate bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.
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
ITEM 1A. RISK FACTORS
Old National’s business could be harmed by any of the risks noted below. In analyzing whether to make or to continue an investment in Old National, investors should consider, among other factors, the following:
Risks Related to Old National’s Business
Old National operates in an extremely competitive market, and Old National’s business will suffer if Old National is unable to compete effectively.
In Old National’s market area, the Company encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. The Company’s competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Old National’s profitability depends upon Old National’s continued ability to compete successfully in Old National’s market area.
The loss of key members of Old National’s senior management team could adversely affect Old National’s business.
Old National believes that Old National’s success depends largely on the efforts and abilities of Old National’s senior management. Their experience and industry contacts significantly benefit Old National. The competition for qualified personnel in the financial services industry is intense, and the loss of any of Old National’s key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect Old National’s business.

Old National’s loan portfolio includes loans with a higher risk of loss.
The Bank originates commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within Old National’s market areas. Commercial real estate, commercial, consumer, and agricultural loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:
          • Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
          • Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.
          • Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.
          • Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either the Bank or the borrowers. These factors include weather, commodity prices, and interest rates.
If Old National’s actual loan losses exceed Old National’s allowance for loan losses, Old National’s net income will decrease.
Old National makes various assumptions and judgments about the collectibility of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans. Despite Old National’s underwriting and monitoring practices, Old National’s borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results. Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses. Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands Old National’s commercial real estate and commercial lending. In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs. Material additions to Old National’s allowance would materially decrease Old National’s net income. There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.
If Old National forecloses on collateral property, Old National may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.
Old National may have to foreclose on collateral property to protect Old National’s investment and may thereafter own and operate such property, in which case Old National will be exposed to the risks inherent in the ownership of real estate. The amount that Old National, as a mortgagee, may realize after a default is dependent upon factors outside of Old National’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and Old National may have to advance funds in order to protect Old National’s investment, or Old National may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect Old National’s ability to generate revenues, resulting in reduced levels of profitability.

A breach of information security or compliance breach by one of our agents or vendors could negatively affect Old National’s reputation and business.
Old National relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange. Despite the safeguards instituted by Old National, such systems are susceptible to a breach of security. In addition, Old National relies on the services of a variety of third-party vendors to meet Old National’s data processing and communication needs. If confidential information is compromised, financial losses, costs and/or other damages could occur. Such costs and/or losses could materially affect Old National’s earnings.
Fiduciary Activity Risk Factor
Old National Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
From time to time, customers make claims and take legal action pertaining to Old National’s performance of its fiduciary responsibilities. If such claims and legal actions are not resolved in a manner favorable to Old National they may result in significant financial liability and/or adversely affect the market perception of Old National and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Old National’s business, which, in turn, could have a material adverse effect on the Old National’s financial condition and results of operations.
Risks Related to the Banking Industry
Changes in economic and political conditions could adversely affect Old National’s earnings, as Old National’s borrowers’ ability to repay loans and the value of the collateral securing Old National’s loans decline.
Old National’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, the Old National’s earnings. Because Old National has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s market area which includes Indiana, Kentucky, Illinois, and Ohio could have an adverse impact on Old National’s earnings.
Changes in interest rates could adversely affect Old National’s results of operations and financial condition.
Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, Old National will have competitive pressures to increase the rates Old National pays on deposits, which may result in a decrease of Old National’s net interest income.
Old National operates in a highly regulated environment, and changes in laws and regulations to which Old National is subject may adversely affect Old National’s results of operations.
Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by the Office of Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the State of Indiana. See “Business — Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing institutions, could have a material impact on Old National and its operations.
Changes in technology could be costly.
The banking industry is undergoing technological innovation at a fast pace. To keep up with its competition, Old National needs to stay abreast of innovations and evaluate those technologies that will enable it to compete on a cost-effective basis. The cost of such technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that Old National’s technology, either purchased or developed internally, will meet or continue to meet the needs of Old National.
Risks Related to Old National’s Stock
Federal regulations may inhibit a takeover, prevent a transaction that may favor or limit Old National’s growth opportunities, which could cause the market price of Old National’s common stock to decline.
Certain provisions of Old National’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Old National. In addition, Old National must obtain approval from regulatory authorities before acquiring control of any other company.
The price of Old National’s common stock may be volatile, which may result in losses for investors.
General market price declines or market volatility in the future could adversely affect the price of Old National’s common stock. The following factors may cause the market price for shares of Old National’s common stock to fluctuate:
•	announcements of developments related to Old National’s business;

•	fluctuations in Old National’s results of operations;

•	sales of substantial amounts of Old National’s securities into the marketplace;

•	general conditions in Old National’s banking niche or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	lack of an active trading market for the common stock;

•	changes in analysts’ recommendations or projections; and

•	Old National’s announcement of new acquisitions or other projects.
We may not be able to pay dividends in the future in accordance with past practice.
Old National has traditionally paid a quarterly dividend to stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition and other factors considered relevant by Old National’s Board of Directors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The principal executive offices of Old National and its community banking and treasury segments are currently located in the newly constructed Evansville main financial center and corporate headquarters located at 1 Main Street, Evansville, Indiana. The building is owned by Old National Bank and is free from any encumbrances.
Old National’s affiliate bank and subsidiaries conduct business primarily from facilities Old National owns. Of the 120 banking and financial services centers operated by Old National in Indiana, Illinois, Kentucky and Ohio, 38 are

leased from non-affiliated third parties and the remainder are owned by Old National and are free from mortgages and major encumbrances.
ITEM 3. LEGAL PROCEEDINGS
Old National has no material pending legal proceedings required to be disclosed under Item 3.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the NYSE price quotes, share volume and dividend data for 2005 and 2004.

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared

2005

First Quarter	$25.10	$19.73	8,622,900	$0.19
Second Quarter	21.73	18.55	7,248,100	0.19
Third Quarter	22.94	20.74	7,118,800	0.19
Fourth Quarter	23.24	19.50	8,543,800	0.19

2004

First Quarter	$21.79	$20.02	6,498,660	$0.18
Second Quarter	24.33	20.89	8,714,895	0.18
Third Quarter	24.56	22.05	6,276,795	0.18
Fourth Quarter	25.41	22.90	5,702,865	0.18
There were 26,446 shareholders of record as of December 31, 2005. Old National declared $0.76 per share in dividends during the year ended December 31, 2005, and $0.72 per share in dividends for the year ended December 31, 2004. Old National’s ability to pay cash dividends primarily depends on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 21 to the consolidated financial statements for additional information.
The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2005.

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

10/01/05 - 10/31/05	296,000	$20.47	296,000	597,837
11/01/05 - 11/30/05	1,225	20.40	1,225	596,612
12/01/05 - 12/31/05	132,400	22.18	132,400	464,212

Total	429,625	$21.00	429,625	464,212

Old National announced on December 9, 2004, that the Board of Directors approved the continuation of the stock repurchase program up to 3.5 million shares of stock through December 31, 2005. In December 2005, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a three-year period beginning January 1, 2006 and ending December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

							Five-Year
(dollars in thousands,	2005	2004	2003	2002	2001	2000	Growth
except per share data)		(restated)	(restated)	(restated)			Rate

Results of Operations
Net interest income (1)	$240,670	$255,652	$280,414	$304,697	$312,620	$289,510	(3.6)%
Fee and service charge income	147,836	149,162	140,512	122,972	108,197	101,832	7.7
Net securities gains (losses)	901	2,936	23,556	12,444	4,770	(119)	N/M
Gain on branch divestitures	14,597	—	—	12,473	—	—	N/M
Gain (loss) on derivatives	(3,436)	10,790	8,874	25,959	—	—	N/M

Total revenue (1)	400,568	418,540	453,356	478,545	425,587	391,223	0.5

Provision for loan losses	23,100	22,400	85,000	33,500	28,700	29,803	(5.0)
Salaries and other operating expenses	262,107	309,403	275,801	252,317	245,109	228,034	2.8
Merger and restructuring costs	—	—	—	—	9,703	37,503	N/M
Income taxes (1)	36,772	26,424	29,504	65,230	49,031	34,187	1.5

Income from continuing operations	78,589	60,313	63,051	127,498	93,044	61,696	5.0
Discontinued operations (after-tax)	(14,825)	2,751	2,471	632	—	—	N/M

Net income	$63,764	$63,064	$65,522	$128,130	$93,044	$61,696	0.7%

Per Share Data (2)
Net income (diluted)	$0.93	$0.90	$0.93	$1.81	$1.29	$0.85	1.8%
Cash dividends paid	0.76	0.72	0.69	0.63	0.56	0.53	7.5
Book value at year-end	9.61	10.16	10.31	10.67	9.03	8.55	2.4
Stock price at year-end	21.64	24.63	20.72	20.99	20.77	23.46	(1.6)
Balance Sheet Data (at December 31)
Total assets	$8,492,022	$8,898,304	$9,363,232	$9,612,556	$9,080,473	$8,767,748	(0.6)%
Loans (3)	4,937,631	4,987,326	5,586,455	5,769,635	6,132,854	6,348,313	(4.9)
Deposits	6,465,636	6,418,709	6,494,839	6,436,935	6,616,440	6,583,906	(0.4)
Other borrowings	954,925	1,306,953	1,613,942	1,220,171	1,083,046	863,165	2.0
Shareholders’ equity	649,898	704,092	720,880	750,991	639,235	626,341	0.7
Performance Ratios
Return on average assets	0.74%	0.69%	0.69%	1.38%	1.05%	0.73%
Return on average shareholders’ equity	9.31	8.83	8.72	18.43	14.45	10.55
Dividend payout	81.06	79.72	73.82	34.28	43.13	62.84
Average equity to average assets	7.94	7.83	7.86	7.50	7.27	6.92
Net interest margin (1)	3.09	3.08	3.18	3.54	3.77	3.65
Efficiency ratio (noninterest expense/revenue) (1)	65.43	73.92	60.84	52.73	59.87	67.87
Net charge-offs to average loans (3)	0.60	0.61	1.21	0.34	0.45	0.39
Allowance for loan losses to ending loans (3)	1.60	1.72	1.70	1.52	1.21	1.16
Other Data
Number of full-time equivalent employees	2,572	2,743
Number of shareholders	26,446	26,639
Number of shares traded (in thousands) (2)	31,534	27,193

For additional details regarding the restatement, see Note 2 to the consolidated financial statements.

(1)	Includes the effect of taxable equivalent adjustments of $21.5 million for 2005, $23.9 million for 2004, $25.1 million for 2003, $25.2 million for 2002, $21.3 million for 2001, and $19.6 million for 2000, using the federal statutory tax rate in effect of 35% for all periods.

(2)	All share and per share data have been adjusted for stock dividends and stock splits. Diluted data assumes the conversion of stock options, restricted stock and subordinated debentures.

(3)	Includes residential loans held for sale.

N/M = Not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the fiscal years ended December 31, 2005, 2004 and 2003, and financial condition as of December 31, 2005 and 2004. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
During the fourth quarter of 2005, management identified an error related to Old National’s accounting for certain derivative transactions. It was determined that the previously reported quarterly and annual results for 2004 and the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 required restatement. Accordingly all amounts referred to in the following discussion and analysis, to the extent impacted, have been restated. For additional information regarding this restatement, see Note 2 and Note 24 to the Consolidated Financial Statements.
GENERAL OVERVIEW
Old National Bancorp is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Old National, through its wholly owned banking subsidiary, provides a wide range of services, including commercial and consumer loan and depository services, lease financing and other traditional banking services. Through its non-bank affiliates, Old National provides services to supplement the banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, insurance and other financial services.
The Company’s basic mission is to be THE community bank in the cities and towns it serves. The Company focuses on establishing and maintaining long-term relationships with customers, and is committed to serving the financial needs of the communities in its market area. Old National provides financial services primarily in Indiana, eastern and southeastern Illinois, and central and western Kentucky.
CORPORATE DEVELOPMENTS IN FISCAL 2005
Old National continues to focus on its key strategic initiatives: (1) strengthen the risk profile; (2) enhance management discipline; and (3) achieve consistent quality earnings.
Project ASCEND, the company-wide profit improvement initiative, was successfully implemented by the end of 2005. In addition to achieving expense savings of over $40 million in 2005, the ASCEND process has laid the foundation for a leaner, more focused, more accountable organization.
During 2005, Old National turned its focus back to its primary footprint of Indiana, Illinois and Kentucky, continued to right-size the investment portfolio and continues to work through remaining credit issues.
Consistent with the Company’s strategy, Old National acquired J.W.F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W. F. Specialty Company, Inc. in the second quarter of 2005. This acquisition is included in the “other” column of Note 23 to the consolidated financial statements.
To better align its operations with its market and product focus, Old National divested of J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and Fund Evaluation Group (“FEG”) in Cincinnati, Ohio, during the third quarter of 2005. Old National reported losses on these sales, both of which were included in discontinued operations. During the fourth quarter, the Company sold five financial centers located in the Clarksville, Tennessee market, recording a gain in income from continuing operations.
To refocus the Company’s balance sheet and reduce the pressure on the net interest margin, Old National reduced the size of the securities portfolio, shifting the earning asset mix towards consumer and commercial loans. As a result of the smaller balance sheet, Old National was also able to reduce reliance on borrowed funding.

Old National also reduced shareholder’s equity by $63.9 million in 2005 as it purchased shares of its stock in the open market under an ongoing repurchase program. In December 2005, the Company’s Board of Directors approved the additional repurchase of up to 6.0 million shares of stock over the next three years.
Old National remains committed to improving its asset quality. The Company has instituted a conservative credit underwriting culture and sold certain non-performing loans. As a result, non-performing assets (including loans 90+ days past due) are now lower than they have been since early in 2001.
Old National remains deeply committed to the communities in which it serves and in December of 2005 contributed $5.0 million to the formation of the Old National Bank Foundation.
BUSINESS OUTLOOK
Old National’s management has re-positioned the Company in an effort to achieve stable and sustainable earnings growth. The Company’s near-term challenges include improving its net interest rate margin, increasing core deposit growth and containing expenses. The company must reinforce its commitment to be THE community bank, keeping decision-making in its local markets, demonstrate its ability to cross-sell, and efficiently and effectively meet all the financial needs of the communities in which it serves including loan and depository services, insurance and other financial services.
Old National’s growth strategy continues to focus on: 1) increasing client household penetration with additional products and services in low-growth, high-share markets; and 2) further investment into high-growth markets. In 2006, Old National will continue its efforts to expand in Indianapolis, Indiana and Louisville, Kentucky in what Old National considers high-growth markets.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the years ended December 31, 2005, 2004, and 2003:

(dollars in thousands)	2005	2004	2003

Income Statement Summary:
Net interest income	$219,152	$231,757	$255,291
Provision for loan losses	23,100	22,400	85,000
Noninterest income	159,898	162,888	172,942
Noninterest expense	262,107	309,403	275,801
Other Data:
Return on average equity	9.31%	8.83%	8.72%
Efficiency ratio	65.43%	73.92%	60.84%
Tier 1 leverage ratio	7.67%	7.69%	7.41%
Net charge-offs to average loans	0.60%	0.61%	1.21%
Comparison of Fiscal Years 2005 and 2004
Net Interest Income
Net interest income was the most significant component of Old National’s earnings, comprising over 60% of 2005 revenues. Net interest income and net interest margin in the following discussion is presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $21.5 million for 2005 and $23.9 million for 2004.
Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets and funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.

Taxable equivalent net interest income was $240.7 million in 2005, a 5.9% decrease from the $255.7 million reported in 2004. The net interest margin was 3.09% for 2005, relatively constant with the 3.08% reported in 2004. Average earning assets declined by $506.7 million, which consisted of decreased money market investments of $58.0 million, decreased investment securities of $122.7 million and decreased loans of $326.0 million. The yield on average earning assets increased 42 basis points from 5.32% to 5.74%. Average interest-bearing liabilities declined by $491.5 million or 6.6%, which included decreased borrowings of $386.8 million and decreased interest-bearing deposits of $104.7 million. The cost of interest-bearing liabilities increased 47 basis points from 2.48% to 2.95%. Noninterest-bearing deposits provided $34.5 million in funding.
The continued increase in interest rates during the second half of 2004 and 2005 had a notable effect on the volume, mix and yield of average earning assets. The target Federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, began to rise in June 2004 from 1.00% to 4.25% by December 2005. Market-driven interest rates, as evidenced by the five-year United States Treasury Note weekly yield, increased from 3.36% in January 2004 to 4.35% at the end of December 2005.
Significantly affecting average earning assets during 2004 and 2005 was the sale of $405.6 million of residential real estate loans at the end of the second quarter of 2004. In addition, commercial and commercial real estate loans continued to decline during 2004 and through March 31, 2005 as a result of continued weak loan demand in Old National’s markets, more stringent loan underwriting standards, and the sale of $43.1 million of nonaccrual and substandard commercial and commercial real estate loans during the fourth quarter of 2004 and $26.7 million during the second quarter of 2005. During the second quarter of 2005, Old National began to experience growth in commercial loans. Consumer loans continued to increase during 2004 and 2005, partly due to enhancements in marketing and customer contact programs. During 2004 and 2005, the Company continued its strategy to reduce the size of the investment portfolio to reduce its sensitivity to rising interest rates.
The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31. The next table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2005			2004			2003
(tax equivalent basis,	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate

Earning Assets
Federal funds sold and money market investments	$37,102	$1,513	4.08%	$95,094	$1,241	1.31%	$26,284	$264	1.00%
Investment securities: (5)
U.S. Treasury & Government- sponsored agencies (1)	1,921,042	76,851	4.00	2,062,855	79,777	3.87	2,338,860	94,475	4.04
States and political subdivisions (4)	536,928	36,965	6.88	638,413	44,164	6.92	667,498	46,856	7.02
Other securities	273,911	12,450	4.55	153,329	6,354	4.14	122,507	5,956	4.86

Total investment securities	2,731,881	126,266	4.62	2,854,597	130,295	4.56	3,128,865	147,287	4.71

Loans: (2)
Commercial (4)	1,578,247	100,900	6.39	1,611,132	87,191	5.41	1,686,664	94,706	5.61
Commercial real estate	1,604,202	101,979	6.36	1,767,528	100,674	5.70	1,866,105	109,475	5.87
Residential real estate (3)	584,724	31,964	5.47	765,537	42,896	5.60	1,003,098	63,947	6.37
Consumer, net of unearned income	1,247,487	84,135	6.74	1,196,490	78,718	6.58	1,095,567	79,142	7.22

Total loans (3)	5,014,660	318,978	6.36	5,340,687	309,479	5.79	5,651,434	347,270	6.14

Total earning assets	7,783,643	$446,757	5.74%	8,290,378	$441,015	5.32%	8,806,583	$494,821	5.62%

Less: Allowance for loan losses	(82,929)			(97,779)			(89,127)
Non-Earning Assets
Cash and due from banks	183,995			191,494			178,189
Other assets	741,793			739,403			660,360

Total assets	$8,626,502			$9,123,496			$9,556,005

Interest-Bearing Liabilities
NOW deposits	$1,754,908	$25,235	1.44%	$1,735,613	$16,306	0.94%	$1,504,662	$13,550	0.90%
Savings deposits	485,323	4,200	0.87	471,339	2,226	0.47	479,328	3,511	0.73
Money market deposits	694,988	18,836	2.71	586,957	6,428	1.10	612,044	5,729	0.94
Time deposits	2,578,535	90,591	3.51	2,824,558	97,304	3.44	3,062,677	124,270	4.06

Total interest-bearing deposits	5,513,754	138,862	2.52	5,618,467	122,264	2.18	5,658,711	147,060	2.60
Short-term borrowings	388,161	9,629	2.48	406,121	3,890	0.96	687,588	7,258	1.06
Other borrowings	1,094,612	57,596	5.26	1,463,488	59,209	4.05	1,577,079	60,089	3.81

Total interest-bearing liabilities	6,996,527	$206,087	2.95%	7,488,076	$185,363	2.48%	7,923,378	$214,407	2.71%

Noninterest-Bearing Liabilities
Demand deposits	837,579			803,074			752,788
Other liabilities	107,139			117,781			128,815
Shareholders’ equity	685,257			714,565			751,024

Total liabilities and shareholders’ equity	$8,626,502			$9,123,496			$9,556,005

Interest Margin Recap
Interest income/average earning assets		$446,757	5.74%		$441,015	5.32%		$494,821	5.62%
Interest expense/average earning assets		206,087	2.65		185,363	2.24		214,407	2.43

Net interest income and margin		$240,670	3.09%		$255,652	3.08%		$280,414	3.18%

(1)	Includes U.S. Government-sponsored agency mortgage-backed securities.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received. Includes loan fees of $7.5 million in 2005, $7.1 million in 2004 and $8.9 million in 2003.

(3)	Includes residential loans held for sale.

(4)	Interest on states and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $12.6 million and $8.9 million, respectively, in 2005; $15.1 million and $8.8 million, respectively, in 2004; and $15.9 million and $9.2 million, respectively, in 2003; using the federal statutory tax rate in effect of 35% for all periods.

(5)	Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

NET INTEREST INCOME — RATE/VOLUME ANALYSIS

	2005 vs. 2004			2004 vs. 2003
(tax equivalent basis,	Total	Attributed to		Total	Attributed to
dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Federal funds sold and money market investments	$272	$(1,560)	$1,832	$977	$794	$183
Investment securities (1)	(4,029)	(5,636)	1,607	(16,992)	(12,715)	(4,277)
Loans (1)	9,499	(19,815)	29,314	(37,791)	(18,551)	(19,240)

Total interest income	5,742	(27,011)	32,753	(53,806)	(30,472)	(23,334)

Interest Expense
NOW deposits	8,929	229	8,700	2,756	2,124	632
Savings deposits	1,974	93	1,881	(1,285)	(48)	(1,237)
Money market deposits	12,408	2,055	10,353	699	(254)	953
Time deposits	(6,713)	(8,559)	1,846	(26,966)	(8,933)	(18,033)
Short-term borrowings	5,739	(308)	6,047	(3,368)	(2,834)	(534)
Other borrowings	(1,613)	(17,166)	15,553	(880)	(4,461)	3,581

Total interest expense	20,724	(23,656)	44,380	(29,044)	(14,406)	(14,638)

Net interest income	$(14,982)	$(3,355)	$(11,627)	$(24,762)	$(16,066)	$(8,696)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $12.6 million and $8.9 million, respectively, in 2005; $15.1 million and $8.8 million, respectively, in 2004; and $15.9 million and $9.2 million, respectively, in 2003; using the federal statutory rate in effect of 35% for all periods.
Provision for Loan Losses
The provision for loan losses remained relatively constant for the twelve-month period ended December 31, 2005 compared to the twelve-month period ended December 31, 2004. Refer to “Allowance for Loan Losses and Asset Quality “ section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained relatively constant as a percentage of total revenue at 39.9% in 2005 compared to 38.9% in 2004.
Noninterest income for 2005 was $159.9 million, a decrease of $3.0 million, or 1.8% compared to $162.9 million reported for 2004. In 2005, Old National realized $0.9 million of gains on sales of securities in comparison to $2.9 million for 2004. A $14.6 million gain from the sale of the Clarksville, Tennessee branches during the fourth quarter of 2005 was almost entirely offset by the $14.2 million decrease in gain (loss) on derivatives.
Mortgage banking revenue was $4.9 million during 2005 compared to $8.5 million during 2004. The decrease is primarily due to the $405.6 million residential real estate loan sale in the second quarter of 2004 that resulted in a $2.7 million gain and lower production in 2005.
Primarily as a result of the acquisition of J.W.F. Insurance Companies in the second quarter of 2005, insurance premiums and commissions increased to $35.2 million in 2005 compared to $32.8 million during 2004. Insurance premiums and commissions related to J.W. Terrill Insurance Agency are not included in these amounts. See Note 3 to the consolidated financial statements for a discussion of discontinued operations and divestitures.
Investment product fees were $9.0 million during 2005 compared to $12.0 million during 2004. The decrease is primarily the result of a decrease in sales of fixed annuities which have been suppressed by the rising rate environment, resulting in lower fixed annuity fees.
Included in other income in 2005 is a $2.1 million increase in other fees from the J.W.F. Insurance Companies and a pre-tax gain of $0.4 million related to the sale of mortgage servicing rights.

The following table presents changes in the components of noninterest income for the years ended December 31.
NONINTEREST INCOME

				% Change From
				Prior Year
(dollars in thousands)	2005	2004	2003	2005	2004

Wealth management fees	$20,269	$20,390	$20,430	(0.6)%	(0.2)%
Service charges on deposit accounts	47,154	48,466	44,855	(2.7)	8.1
ATM fees	9,945	8,852	7,474	12.3	18.4
Mortgage banking revenue	4,918	8,491	19,144	(42.1)	(55.6)
Insurance premiums and commissions	35,242	32,766	22,399	7.6	46.3
Investment product fees	8,975	12,025	10,567	(25.4)	13.8
Bank-owned life insurance	7,460	7,477	6,922	(0.2)	8.0
Other income	13,873	10,695	8,721	29.7	22.6

Total fee and service charge income	147,836	149,162	140,512	(0.9)	6.2
Net securities gains	901	2,936	23,556	(69.3)	(87.5)
Gain on branch divestitures	14,597	—	—	N/M	N/M
Gain (loss) on derivatives	(3,436)	10,790	8,874	(131.8)	21.6

Total noninterest income	$159,898	$162,888	$172,942	(1.8)%	(5.8)%

Noninterest income to total revenue (1)	39.9%	38.9%	38.1%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $21.5 million in 2005, $23.9 million in 2004 and $25.1 million in 2003.

N/M = Not meaningful
Noninterest Expense
Noninterest expense for 2005 totaled $262.1 million, a decrease of $47.3 million, or 15.3% from the $309.4 million recorded in 2004. Old National strives to improve its efficiency through cost control efforts and technology advancements while still providing quality client service. The efficiency ratio decreased to 65.43% in 2005 from 73.92% in 2004. This decrease is primarily due to the inclusion of $25.5 million of expenses in 2004 related to professional fees associated with the “Ascend” project and related severance costs.
Salaries and benefits, the largest component of noninterest expense, totaled $147.8 million in 2005, compared to $171.9 million in 2004, a decrease of $24.1 million, or 14.0%. This decrease is primarily a result of lower incentive compensation in 2005 and benefits associated with the “Ascend” project, offset by the personnel expense associated with the acquisition of J.W.F. Insurance companies during 2005. Included in 2004 are severance and related benefits expense of $14.2 million recorded during 2004, including $4.8 million of expenses related to several members of management and senior executives leaving the Company during the year as well as $9.4 million of terminations related to “Ascend”.
Professional fees totaled $9.3 million for 2005 compared to $25.9 million for 2004, a decrease of $16.6 million. Included in 2004 professional fees is $14.8 million of consulting fees paid to EHS Partners in connection with “Ascend”.
Donations totaled $5.6 million in 2005, an increase of $4.9 million compared to $0.7 million for 2004. This increase was primarily attributable to the $5.0 million contribution to fund the formation of the Old National Bank Foundation. The Foundation will allow Old National to continue to support the communities in which it serves without impacting the Company’s non-interest expense.
The remaining components of noninterest expense totaled $99.4 million for 2005 compared to $110.9 million for 2004. This decrease is primarily attributable to the $6.9 million reduction in the reserve for unfunded commitments.

The following table presents changes in the components of noninterest expense for the years ended December 31.
NONINTEREST EXPENSE

				% Change From
				Prior Year
(dollars in thousands)	2005	2004	2003	2005	2004

Salaries and employee benefits	$147,782	$171,879	$151,419	(14.0)%	13.5%
Occupancy	20,352	19,298	17,029	5.5	13.3
Equipment	14,415	14,211	13,763	1.4	3.3
Marketing	8,323	9,801	10,809	(15.1)	(9.3)
Data processing	21,209	21,605	18,890	(1.8)	14.4
Communications	9,863	10,736	11,142	(8.1)	(3.6)
Professional fees	9,297	25,895	8,787	(64.1)	194.7
Loan expense	5,250	6,509	7,041	(19.3)	(7.6)
Supplies	3,812	3,809	4,598	0.1	(17.2)
Other losses	6,346	6,209	14,612	2.2	(57.5)
Donations	5,648	742	1,144	N/M	(35.1)
Other expense	9,810	18,709	16,567	(47.6)	12.9

Total noninterest expense	$262,107	$309,403	$275,801	(15.3)%	12.2%

N/M = Not meaningful
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percent of pre-tax income, was 16.3% in 2005 compared to 4.0% in 2004. The increased effective tax rate in 2005 resulted from a lower percentage of tax-exempt income to total income. See Note 13 to the consolidated financial statements for additional details on Old National’s income tax provision.
BUSINESS LINE RESULTS
Old National is managed in two primary business segments. The following table summarizes Old National’s business line results for the years ended December 31.
BUSINESS LINE RESULTS

(dollars in thousands)	2005	2004	2003

Community banking	$81,316	$59,794	$55,900
Treasury	(6,682)	3,173	9,797
Other	(10,870)	97	(175)

Consolidated net income	$63,764	$63,064	$65,522

The 2005 community banking segment profit increased $21.5 million from 2004. Included in the 2004 community banking segment is $20.5 million of expense associated with the company-wide profit improvement initiative (“Ascend”) and severance benefits related to the reorganization of management.
The 2005 treasury segment profit decreased $9.9 million from 2004 primarily as a result of fluctuations in the fair market value of derivative instruments.
The 2005 “other” segment profit includes a loss from discontinued operations of $14.8 million related to the sales of J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and the Fund Evaluation Group (“FEG”) in Cincinnati, Ohio.

Comparison of Fiscal Years 2004 and 2003
In 2004, Old National generated net income of $63.1 million and net income per share of $0.90 compared to $65.5 million and $0.93, respectively in 2003. The 2004 earnings included a $62.6 million reduction in the provision for loan losses, partially offset by expenses of $25.5 million related to the implementation of the “Ascend” Project. Other factors affecting net income included a $2.9 million gain on the sale of investment securities compared to $23.6 million recognized in 2003, and a decline in mortgage banking revenue to $8.5 million in 2004 compared to $19.1 million in 2003.
Taxable equivalent net interest income was $255.7 million in 2004, a 8.8% decrease from the $280.4 million reported in 2003. The net interest margin was 3.08% for 2004, compared to 3.18% reported for 2003. The reduction in net interest income was a result of the increase in the cost of funding without offsetting increases in earning asset yields.
During 2004, the provision for loan losses amounted to $22.4 million, a decrease of $62.6 million from 2003. This decrease can be primarily attributed to enhanced credit administration and underwriting functions during 2004.
Noninterest income for 2004 was $162.9 million, a decrease of $10.1 million, or 5.8% from the $172.9 million reported for 2003. In 2004, Old National realized $2.9 million of gains on the sales of investment securities in comparison to $23.6 million for 2003, a decrease of $20.6 million, or 87.5%. Mortgage banking revenue totaled $8.5 million for 2004 compared to $19.1 million for 2003, a decrease of $10.7 million, or 55.6%.
Noninterest expense for 2004 totaled $309.4 million, an increase of $33.6 million, or 12.2% over the $275.8 million recorded in 2003. This increase was primarily related to $25.5 million of expense associated with the “Ascend” project, as well as severance benefits resulting from management reorganization. Old National’s efficiency ratio increased to 73.92% in 2004 compared to 60.84% in 2003.
The provision for income taxes on continuing operations was $2.5 million in 2004 compared to $4.4 million in 2003. Old National’s effective tax rate was 4.0% in 2004 and 6.5% in 2003. The decreased tax rate in 2004 resulted from a higher percentage of tax-exempt income to total income.
Old National operates in two operating segments: community banking and treasury. The community banking segment profit was $59.8 million in 2004 compared to $55.9 million in 2003, affected primarily by the decrease in the provision for loan losses in 2004 which was partially offset by a reduction in noninterest income. The treasury segment profit was $3.2 million in 2004 compared to $9.8 million in 2003. The “other” segment profit, which aggregates wealth management, investment consulting, insurance, brokerage and investment and annuity sales, included expenses to record the litigation reserve of $10.0 million in 2003.
FINANCIAL CONDITION
Overview
Old National’s assets at December 31, 2005, were $8.492 billion, a 4.6% decrease compared to $8.898 billion recorded at December 31, 2004. Investments decreased $496.3 million, loans decreased $71.0 million and other borrowings declined $352.0 million compared to December 31, 2004. Total shareholders’ equity decreased $54.2 million since December 31, 2004.
Earning Assets
Old National’s earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.611 billion at December 31, 2005, a decrease of 5.0% from $8.012 billion at December 31, 2004. The reduction in earning assets is primarily due to a decline in the investment portfolio. At December 31, 2005, investment securities decreased $496.3 million compared to December 31, 2004. Old National has reduced the investment portfolio in response to the flattening of the yield curve and the desire to reduce its sensitivity to rising interest rates. At December 31, 2005, total loans, including residential loans held for sale, decreased $49.7 million compared to December 31, 2004. Commercial and commercial real estate loans declined during 2004 and through March 31, 2005 as a result of continued weak loan demand in Old National’s markets, more stringent loan underwriting standards, and the sale of $43.1 million of nonaccrual and substandard commercial and commercial real estate loans during the fourth quarter of 2004 and $26.7 million during the second quarter of

2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $114.3 million of loans.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. However, Old National also has some 15- and 20-year fixed-rate mortgage pass-through securities in its held-to-maturity investment portfolio. At December 31, 2005, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At December 31, 2005, the investment securities portfolio was $2.516 billion compared to $3.013 billion at December 31, 2004, a decrease of 16.5%. Investment securities represented 33.1% of earning assets at December 31, 2005, compared to 37.6% at December 31, 2004. During 2004 and continuing into 2005, Old National decreased the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. At the end of 2004, investments increased slightly as a short-term investment of funds from the fourth-quarter loan sale. Stronger economic activity and stronger commercial loan demand would likely result in increased investments in loans and a continued reduction in the investment securities portfolio.
Investment securities available-for-sale portfolio had net unrealized losses of $35.0 million at December 31, 2005, compared to net unrealized gains of $9.3 million at December 31, 2004. These unrealized losses are driven by interest rate conditions. The decrease was a result of higher market interest rates at December 31, 2005, compared to December 31, 2004. Also, Old National realized pre-tax net gains on sales of securities from the available-for-sale portfolio of $0.9 million during 2005 and $2.9 million during 2004.
As a result of a planned reduction, the investment portfolio had an effective duration of 3.42 years at December 31, 2005, compared to 3.70 years at December 31, 2004. The weighted average yields on available-for-sale investment securities were 4.96% in 2005 and 4.08% in 2004. The average yields on the held-to-maturity portfolio were 4.42% in 2005 and 4.31% in 2004.
At December 31, 2005, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $134.9 million by Indiana, which represented 20.7% of shareholders’ equity, and $83.0 million by Illinois, which represented 12.8% of shareholders’ equity. At December 31, 2004, the aggregate market values of the concentration of certain states and their political subdivisions were $143.2 million by Indiana, which represented 20.3% of shareholders’ equity, and $113.0 million by Illinois, which represented 16.1% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.
Residential Loans Held for Sale
Residential loans held for sale were $43.8 million at December 31, 2005, compared to $22.5 million at December 31, 2004. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. Prior to September 30, 2005, these loans were sold with loan servicing retained. In the fourth quarter of 2005, in an effort to reduce the overall volatility in the Company’s earnings stream, Old National started selling loans with servicing released.
Lending and Loan Administration
In 2003, due to continued credit quality concerns, Old National implemented certain credit approval disciplines in order to continue to focus on the reduction of problem and non-performing loans in the portfolio, including a restructuring of the manner in which commercial loans are analyzed and approved. Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National’s Risk and Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank, as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, problem loans and charge-offs and reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at December 31, 2005, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming, and Durable Goods Wholesale Trade did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which until the three months ended June 30, 2005, had resulted in a decline of commercial loans. During the second quarter of 2005, Old National began to experience growth in commercial loans.
In the past four years, commercial, commercial real estate and residential real estate loans declined 2.8%, 4.6% and 21.7% per year, respectively while consumer loans rose 4.4% annually over the same period. The following table presents the composition of the loan portfolio at December 31.
LOAN PORTFOLIO AT YEAR-END

						Four-Year
						Growth
(dollars in thousands)	2005	2004	2003	2002	2001	Rate

Commercial	$1,553,742	$1,550,640	$1,618,095	$1,696,347	$1,742,937	(2.8)%
Commercial real estate	1,534,385	1,653,122	1,849,275	1,883,303	1,848,945	(4.6)
Consumer credit	1,261,797	1,205,657	1,163,325	1,053,571	1,063,792	4.4

Total loans excluding residential real estate	4,349,924	4,409,419	4,630,695	4,633,221	4,655,674	(1.7)
Residential real estate	543,903	555,423	939,422	1,043,816	1,449,080	(21.7)

Total loans	4,893,827	4,964,842	5,570,117	5,677,037	6,104,754	(5.4)%

Less: Allowance for loan losses	78,847	85,749	95,235	87,742	74,241

Net loans	$4,814,980	$4,879,093	$5,474,882	$5,589,295	$6,030,513

Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 57.2% of earning assets at December 31, 2005, a slight increase from 55.0% at December 31, 2004. At December 31, 2005, commercial loans increased $3.1 million while commercial real estate loans decreased $118.7 million, respectively, from December 31, 2004. These changes include commercial and commercial real estate loan sales of $26.7 million in 2005 of substandard commercial real estate loans. A write-down of $5.3 million was recorded against the allowance for loan losses related to these sales. Weak loan demand in Old National’ s markets continued to affect commercial loan growth until the second quarter of 2005, when Old National began to experience growth in commercial loans. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $105.7 million of commercial and consumer loans. During the fourth quarter of 2005, Old National experienced higher than anticipated payments in the loan portfolio. Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $56.1 million or 4.7% at December 31, 2005, compared to December 31, 2004, partly due to enhancements to marketing and customer contact programs.

The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.
DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2005

	Within	1 - 5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total

Interest rates:
Predetermined	$164,622	$360,854	$187,954	$713,430
Floating	584,577	200,538	55,197	840,312

Total	$749,199	$561,392	$243,151	$1,553,742

Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to Federal Home Loan Mortgage Corporation and other private investors. Old National sells the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Old National sells almost all residential real estate loans without recourse.
Residential real estate loans were $543.9 million at December 31, 2005, a decrease of $11.5 million or 2.1% from December 31, 2004. The sale of the Clarksville, Tennessee financial centers in 2005 included $8.5 million of residential real estate loans. Since the sale of $405.6 million of residential real estate loans during 2004, the level of residential real estate loans has been relatively stable.
Allowance for Loan Losses and Asset Quality Administration
Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, loan risk grades, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the Company’s highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect Old National’s borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews conducted at selected bank locations as well as regular reviews of problem loan reports, delinquencies and charge-offs.
Each month, problem loan reports are prepared and reviewed, which include borrowers that show indications of being unable to meet debt obligations in the normal course of business, and loans which have other characteristics deemed by bank management to warrant special attention or have been criticized by regulators in the examination process. Classified loans include non-performing loans, loans past due 90 days or more and other loans deemed to have well-defined weaknesses while criticized loans, also known as special mention loans, are loans that are deemed to have potential weaknesses that deserve management’s close attention and also require monthly reviews by the bank.
Assets determined by the various evaluation processes to be under-performing are closely monitored by Old National management. Under-performing assets consist of: 1) nonaccrual loans where the ultimate collectibility of interest or principal is uncertain; 2) loans renegotiated in some manner, primarily to provide for a reduction or deferral of interest or principal payments because the borrower’s financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties.
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

Adjustments to the allowance for loan losses are made as deemed necessary for losses inherent in the portfolio. While an estimate of probable losses is, by its very nature, difficult to precisely predict, management of Old National believes that the methodology that it uses in determining an appropriate reserve for expected losses is reasonable. We monitor differences between estimated and actual loan losses. This process includes quarterly assessments by senior management of the loan portfolio and the models used to estimate losses in the portfolio.
Loan officers and credit underwriters jointly grade the larger commercial and commercial real estate loans in the portfolio periodically as determined by loan policy requirements or determined by specific guidelines based on loan characteristics as set by management and banking regulation. Periodically, these loan grades are reviewed independently by the loan review department. For impaired loans, an assessment is conducted as to whether there is likely loss in the event of default. If such a loss is determined to be likely, the loss is quantified and a specific reserve is assigned to the loan. For the balance of the commercial and commercial real estate loan portfolio, loan grade migration analysis coupled with historic loss experience within the respective grades is used to develop reserve requirement ranges.
A loan is considered impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15 when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan does not include larger groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases and debt securities.
Old National uses migration analysis as a tool to determine the adequacy of the allowance for loan losses for non-retail loans that are not impaired. Migration analysis is a statistical technique that estimates inherent losses for existing pools of loans based on the historic loss experience of the subject pools. The migration-derived historical commercial loan loss rates are applied to the current commercial loan pools to arrive at an estimate of inherent losses for the loans existing at the time of analysis.
Old National calculates migration analysis using several different scenarios based on varying assumptions to evaluate a range of possible outcomes. The amounts determined by migration analysis are adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans.
Allowance for Loan Losses and Asset Quality
At December 31, 2005, the allowance for loan losses was $78.8 million, a decrease of $6.9 million compared to $85.7 million at December 31, 2004. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.60% at December 31, 2005, from 1.72% at December 31, 2004. During 2005, the provision for loan losses amounted to $23.1 million, remaining relatively flat compared to 2004.
In accordance with generally accepted accounting principles, the amount of the allowance for unfunded loan commitments is classified as a liability account on the balance sheet during 2005 and 2004. The allowance for unfunded loan commitments decreased $5.6 million to $4.4 million at December 31, 2005 primarily as a result of a change in the projected utilization rates used in the modeling.
For commercial and commercial real estate loans, the reserve decreased by $10.8 million at December 31, 2005, compared to December 31, 2004. The reserve as a percentage of that portfolio decreased to 1.93% at December 31, 2005, from 2.19% at December 31, 2004. The absolute level of classified and criticized loans at December 31, 2005, decreased 35.4% from December 31, 2004.
The reserve for residential real estate loans as a percentage of that portfolio increased to 0.71% at December 31, 2005, from 0.66% at December 31, 2004. This increase was reflective of a higher residential real estate loan loss rate used to calculate reserve need for December 31, 2005 compared to the same period for 2004. The reserve for consumer loans increased to 1.23% at December 31, 2005, from 0.98% at December 31, 2004. This was reflective of the increased losses experienced in this portfolio due, in part, to the change in consumer bankruptcy laws in late 2005.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.
ALLOCATION FOR THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and commercial real estate	$59,498	63.1%	$70,292	64.5%	$82,635	62.2%	$79,412	63.1%	$65,669	58.9%
Residential real estate	3,849	11.1	3,689	11.2	4,400	16.9	1,200	18.4	1,422	23.7
Consumer credit	15,500	25.8	11,768	24.3	8,200	20.9	7,130	18.5	7,150	17.4

Total	$78,847	100.0%	$85,749	100.0%	$95,235	100.0%	$87,742	100.0%	$74,241	100.0%

Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $24.7 million in 2005 and $28.0 million in 2004. Additionally write-downs of $5.3 million in 2005 and $4.6 million in 2004 from loans transferred to held for sale related to loan sales were recognized. Although net charge-offs have been concentrated primarily in commercial loans reflecting a continued weak economic environment, no single industry segment represented a significant share of total net charge-offs. The allowance to average loans, which ranged from 1.18% to 1.69% for the last five years, was 1.57% at December 31, 2005. The following table summarizes activity in the allowance for loan losses for the years ended December 31, along with related statistics for the allowance and net charge-offs.
ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2005	2004	2003	2002	2001

Balance, January 1	$85,749	$95,235	$87,742	$74,241	$73,833
Loans charged-off:
Commercial and commercial real estate	17,747	28,656	50,173	16,429	25,292
Residential real estate	1,975	2,197	1,358	1,211	1,399
Consumer credit	16,418	10,393	10,123	9,936	9,461

Total charge-offs	36,140	41,246	61,654	27,576	36,152

Recoveries on charged-off loans:
Commercial and commercial real estate	7,830	9,940	5,622	3,989	5,013
Residential real estate	81	19	82	913	165
Consumer credit	3,575	3,257	2,523	2,675	2,682

Total recoveries	11,486	13,216	8,227	7,577	7,860

Net charge-offs	24,654	28,030	53,427	19,999	28,292
Transfer from (to) allowance for unfunded commitments	—	755	(9,336)	—	—
Write-downs on loans transferred to held for sale	(5,348)	(4,611)	(14,744)	—	—
Provision charged to expense	23,100	22,400	85,000	33,500	28,700

Balance, December 31	$78,847	$85,749	$95,235	$87,742	$74,241

Average loans for the year (1)	$5,014,660	$5,340,687	$5,651,434	$5,878,263	$6,280,995

Asset Quality Ratios: (1)
Allowance/year-end loans	1.60%	1.72%	1.70%	1.52%	1.21%
Allowance/average loans	1.57	1.61	1.69	1.49	1.18
Net charge-offs/average loans (2)	0.60	0.61	1.21	0.34	0.45

(1)	Loans include residential loans held for sale.

(2)	Net charge-offs include write-downs on loans transferred to held for sale.

Management believes that it has appropriately identified and reserved for its loan losses at December 31, 2005. Approximately $30.6 million of nonaccrual loans were less than thirty days delinquent at December 31, 2005. Management will continue its efforts to reduce the level of non-performing loans and will consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Interest income of approximately $4.8 million and $3.0 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2005 and 2004, respectively if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $2.1million in 2005 and $1.2 million in 2004. Old National had no renegotiated loans at December 31, 2005 and 2004. The total portfolio of loans identified by Old National as problem credits continues to decline.
Under-performing assets totaled $61.0 million at December 31, 2005 and $65.6 million at December 31, 2004. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 1.24% for 2005 and 1.31% for 2004. The nonaccrual category of under-performing loans was $55.6 million at December 31, 2005, a slight increase of $0.7 million since December 31, 2004, which is reflective of the change in consumer bankruptcy laws in the fourth quarter of 2005. At December 31, 2005, the allowance for loan losses to under-performing assets ratio stood at 129.20% compared to 130.65% at December 31, 2004.
Classified loans were $136.6 million at December 31, 2005, a decrease of $55.6 million from $192.2 million at December 31, 2004. Of this total, other problem loans, which are loans reviewed for the borrowers’ ability to comply with present repayment terms, totaled $79.2 million at December 31, 2005, compared to $134.9 million at December 31, 2004. Criticized loans, or special mention loans, were $83.2 million at December 31, 2005, a decrease of $64.9 million from $148.1 million at December 31, 2004.
Management believes it has taken a prudent approach to the evaluation of under-performing, criticized and classified loans, and the loan portfolio in general both in acknowledging the portfolio’s general condition and in establishing the allowance for loan losses. Old National has been affected by weakness in the economy of its markets, which has resulted in minimal growth of commercial loans and tighter credit underwriting standards. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens. Old National operates in the Midwest, primarily in the state of Indiana, which has been particularly negatively affected by the weakness in the manufacturing segment of the economy. The longer this softness in manufacturing continues the more stress it puts on Old National’s borrowers, increasing the potential for additional nonaccrual loans and loan losses.

     The following table presents the components of under-performing assets for the years ended December 31.
ASSET QUALITY

(dollars in thousands)	2005	2004	2003	2002	2001

Nonaccrual loans	$55,589	$54,890	$104,627	$100,287	$37,894
Renegotiated loans	—	—	—	—	25,871
Past due loans (90 days or more):
Commercial and commercial real estate	183	870	4,127	8,567	8,024
Residential real estate	479	270	67	322	2,946
Consumer	1,173	1,274	926	627	1,610

Total past due loans	1,835	2,414	5,120	9,516	12,580
Foreclosed properties	3,605	8,331	8,763	7,916	9,204

Total under-performing assets	$61,029	$65,635	$118,510	$117,719	$85,549

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$136,597	$192,214	$343,943	$455,723	$359,847
Criticized loans	83,213	148,118	215,700	257,059	340,007

Total criticized and classified loans	$219,810	$340,332	$559,643	$712,782	$699,854

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.13%	1.10%	1.87%	1.74%	1.04%
Under-performing assets/total loans and foreclosed properties (1)	1.24	1.31	2.12	2.04	1.39
Under-performing assets/total assets	0.72	0.74	1.27	1.22	0.94
Allowance for loan losses/ under-performing assets	129.20	130.65	80.36	74.54	86.78

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccural and renegotiated loans.
Premises and Equipment
Premises and equipment totaled $199.9 million at December 31, 2005, a decrease of $12.9 million or 6.1% since December 31, 2004. The primary reason for this decrease in Premises and equipment was the sale of five financial centers in Clarksville, Tennessee in 2005. During 2004, premises and equipment increased $31.4 million. This increase is primarily attributable to the construction of Old National’s Evansville main financial center and corporate headquarters, which began in April 2002, and had a total project cost at December 31, 2004, of $73.7 million. The building was placed in service on August 11, 2004.
Funding
Total average funding, comprised of deposits and wholesale borrowings, was $7.834 billion at December 31, 2005, a decrease of 5.5% from $8.291 billion at December 31, 2004. Average deposits decreased 1.1% in 2005 compared to an increase of 0.2% in 2004. Total deposits were $6.466 billion, including $3.882 billion in transaction accounts and $2.584 billion in time deposits at December 31, 2005. Despite the sale of $172.7 million in deposits associated with the Tennessee financial centers, total deposits increased 0.7% or $46.9 million compared to December 31, 2004. Transaction accounts increased 1.5% or $56.2 million compared to December 31, 2004. Time deposits decreased 0.4% or $9.3 million compared to December 31, 2004. Old National experienced growth in demand deposits during 2005 as the Company stressed efforts to increase demand deposit balances, which was partially offset by a reduction in time deposits. Old National experienced a shift from NOW deposits into money market deposits during 2005 due to the rising interest rate environment.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. Average wholesale borrowings, including short-term borrowings and other borrowings, decreased 20.7% in 2005, compared with a decrease of 17.4% in 2004. During 2005, wholesale borrowings decreased as Old National reduced the size of the investment portfolio and reduced its reliance on wholesale funding. During 2004, wholesale borrowings decreased as investment portfolio growth and loan growth slowed. Wholesale borrowings as a percentage of total funding was 16.3% at December 31, 2005, compared to 20.5% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $26.7 million during 2005 and $448.7 million during 2004, and a planned reduction of the investment portfolio during 2005, reduced the Company’s reliance on wholesale funding. See Notes 11 and 12 to the consolidated financial statements for additional details on Old National’s financing activities. Refer to the “Liquidity Management” section of Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” regarding information pertaining to a shelf registration filed with the Securities and Exchange Commission during the 2004. The following table presents changes in the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES — AVERAGE BALANCES
				% Change From
				Prior Year
(dollars in thousands)	2005	2004	2003	2005	2004

Demand deposits	$837,579	$803,074	$752,788	4.3%	6.7%
NOW deposits	1,754,908	1,735,613	1,504,662	1.1	15.3
Savings deposits	485,323	471,339	479,328	3.0	(1.7)
Money market deposits	694,988	586,957	612,044	18.4	(4.1)
Time deposits	2,578,535	2,824,558	3,062,677	(8.7)	(7.8)

Total deposits	6,351,333	6,421,541	6,411,499	(1.1)	0.2
Short-term borrowings	388,161	406,121	687,588	(4.4)	(40.9)
Other borrowings	1,094,612	1,463,488	1,577,079	(25.2)	(7.2)

Total funding sources	$7,834,106	$8,291,150	$8,676,166	(5.5)%	(4.4)%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER
		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year

2005	$840,861	$253,417	$103,819	$204,251	$279,374
2004	675,811	205,440	83,877	68,155	318,339
2003	760,278	477,835	79,753	41,435	161,255

Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $649.9 million or 7.7% of total assets at December 31, 2005, and $704.1 million or 7.9% of total assets at December 31, 2004. The primary contributors to the decline in shareholders’ equity at December 31, 2005, compared to December 31, 2004, were an increased number of shares of stock purchased in the open market under an ongoing repurchase program and the reduction of comprehensive income during 2005.
Old National paid cash dividends of $0.76 per share in 2005, which decreased equity by $51.7 million, compared to cash dividends of $0.72 per share in 2004, which decreased equity by $50.3 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $63.9 million in 2005, and $32.7 million in 2004. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $5.2 million in 2005, compared to $13.4 million in 2004. Additionally, stock issued for acquisitions increased shareholders’ equity by $18.5 million in 2005.
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
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 21 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of Old National’s customers. Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.317 billion, commercial letters of credit of $0.1 million and standby letters of credit of $141.6 million at December 31, 2005. At December 31, 2004, loan commitments were $1.239 billion, commercial letters of credit were $16.7 million and standby letters of credit were $106.1 million. The term of these off-balance sheet arrangements is typically one year or less.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table presents Old National’s significant fixed and determinable contractual obligations and significant commitments at December 31, 2005. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	Less than	One to	Three to	More than
(dollars in thousands)	Reference	One Year	Three Years	Five Years	Five Years	Total

Deposits without stated maturity		$3,881,688	$—	$—	$—	$3,881,688
Consumer and brokered certificates of deposit	10	1,118,733	777,202	204,864	483,149	2,583,948
Short-term borrowings	11	302,765	—	—	—	302,765
Other borrowings	12	78,361	353,071	151,083	372,410	954,925
Operating leases	19	4,042	7,576	6,434	18,168	36,220

Old National is party to various derivative contracts as a means to manage the balance sheet and its related exposure to changes in interest rates, to manage its residential real estate loan origination and sale activity, and to provide derivative contracts to its clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 18 to the consolidated financial statements.
In the normal course of business, various legal actions and proceedings are pending against Old National and its affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 19 to the consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s accounting policies are contained in the section of this annual report captioned “Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies”. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgement and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.
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
Management’s analysis of probable losses inherent in the portfolio at December 31, 2005, resulted in a range for allowance for loan losses of $17.8 million with the potential effect to net income ranging from a decrease of $6.3 million to an increase of $5.3 million. These sensitivities are hypothetical and are not intended to represent actual results.
•	Goodwill and Intangibles. For acquisitions, Old National is required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective. Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset with subsequent reversal of the impairment loss being prohibited.
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

•	Derivative Financial Instruments. As part of the Company’s overall interest rate risk management, Old National uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are significantly offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.
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
Old National uses two modeling techniques to quantify the impact of changing interest rates on the Company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Net interest income at risk includes earnings at risk associated with fair value, cash flow, and stand-alone derivatives. See Note 18 to the consolidated financial statements for further discussion of derivative instruments. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of the Company’s net interest income and the likely change in the Company’s economic value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the Company’s net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to best understand its overall sensitivity to market interest rate changes.
Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. On January 26, 2005, the Funds Management Committee approved new policy guidelines for the allowable change in Net Interest Income at Risk and Economic Value of Equity to enhance the monitoring of compliance within identified interest rate risk exposure zones.

Policy guidelines, in addition to December 31, 2005 and 2004 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

		Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

12/31/2005	1.89%	1.83%	-3.13%	-7.18%	-11.46%
12/31/2004	0.80%	1.83%	-3.43%	-6.96%	-11.41%
Net Interest Income — 24 Month Cumulative Policies (+/-)

		Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

12/31/2005	-0.36%	0.98%	-2.66%	-6.47%	-10.70%
12/31/2004	-2.94%	0.31%	-2.33%	-4.81%	-8.32%
Economic Value of Equity Policies (+/-)

		Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

12/31/2005	-12.53%	-3.45%	-0.42%	-2.77%	-6.01%
12/31/2004	-15.64%	-5.00%	-0.15%	-3.08%	-7.36%
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
At December 31, 2005, modeling indicated Old National was within the yellow zone policy limits for the Up 100 and Up 200 12 month Net Interest Income at Risk Scenarios. In addition, modeling indicated Old National was within the yellow zone policy limits for the Up 100, Up 200 and Up 300 24 month cumulative Net Interest Income at Risk Scenarios. Old National’s management is taking steps to reduce its exposure to rising interest rates. All other Net Interest Income at Risk modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At December 31, 2005, modeling indicated Old National was within the yellow zone policy limit for the Down 200 Economic Value of Equity Scenario. Management has deemed this scenario as an acceptable risk given the Company’s outlook for interest rates. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.

At December 31, 2005, a notable change in the Company’s rate risk profile was reflected in the decrease in the Company’s estimated change in Economic Value of Equity resulting in the Down 200 basis points yield curve shock. Economic Value of Equity changed from –15.64% at December 31, 2004, to –12.53% at December 31, 2005. The Company reduced its long-term exposure to falling interest rates as a result of the sale of its mortgage servicing rights, the decline in certificates of deposit and the increase in interest bearing transaction accounts. Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $31.3 million at December 31, 2005, compared to an estimated fair value loss of $9.1 million at December 31, 2004. The decrease in market value is due both to the increase in short-term interest rates and the resulting decline in market value of the receive fixed interest rate swaps for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. In addition, the notional amount of derivatives decreased by $66.0 million. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.
On January 26, 2005, the Funds Management Committee approved new policy guidelines for the allowable change in Net Interest Income at Risk and the change in Economic Value of Equity to enhance the monitoring of compliance within identified interest rate risk exposure zones. Red zone policy limits represent Old National’s absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank’s maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone). The new policy guidelines became effective for 2005.
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
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. All four rating agencies have issued a stable outlook in conjunction with their ratings as of December 31, 2005. The senior debt ratings of Old National Bancorp and Old National Bank at December 31, 2005, are shown in the following table.
SENIOR DEBT RATINGS

			Moody’s				Dominion
	Standard and Poor’s		Investor Services		Fitch, Inc.		Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term

Old National Bancorp	BBB	N/A	Baa1	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A3	P-2	BBB	F2	A (low)	R-1 (low)

N/A = not applicable
As of December 31, 2005, Old National Bank had the capacity to borrow $774.8 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at December 31, 2005, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent Company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at December 31, 2005, Old National Bancorp has $700 million available under a $750 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At December 31, 2005, the parent Company’s other borrowings outstanding was $254.9 million, remaining relatively constant compared with $256.7 million at December 31, 2004. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At December 31, 2005, prior regulatory approval was not required for Old National’s affiliate bank.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report on Form 10-K. The financial statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management’s judgement of current conditions and circumstances. Financial information throughout this annual report on Form 10-K is consistent with that in the financial statements.
Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. All systems of internal accounting controls are based on management’s judgement that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.
In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.
The Board of Directors, through an Audit Committee comprised solely of outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and the managers of internal audit and loan review. During these meetings, the committee has the opportunity to meet privately with the independent registered public accounting firm as well as with internal audit and loan review personnel to review accounting, auditing, loan and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee of the Board of Directors.
The consolidated financial statements in this annual report on Form 10-K have been audited by PricewaterhouseCoopers LLP, for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects in conformity with accounting principles generally accepted in the United States of America. PricewaterhouseCoopers LLP’s report on the financial statements follows.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Old National is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria. Old National’s independent registered public accounting firm has audited that assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 as stated in their report which follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and
Board of Directors of
Old National Bancorp:
We have completed integrated audits of Old National Bancorp’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Old National Bancorp and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2005, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of the Company’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Chicago, Illinois
March 8, 2006

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004
(dollars and shares in thousands)		(restated)

Assets
Cash and due from banks	$245,364	$204,678
Federal funds sold	123,943	—
Money market investments	33,109	12,320

Total cash and cash equivalents	402,416	216,998
Investment securities — available-for-sale, at fair value	2,300,066	2,785,415
Investment securities — held-to-maturity, at amortized cost (fair value $161,252 and $176,166 respectively)	166,799	177,794
Federal Home Loan Bank stock, at cost	49,608	49,542
Residential loans held for sale	43,804	22,484
Loans, net of unearned income	4,893,827	4,964,842
Allowance for loan losses	(78,847)	(85,749)

Net loans	4,814,980	4,879,093

Premises and equipment, net	199,878	212,787
Accrued interest receivable	55,658	57,087
Goodwill	113,275	129,947
Other intangible assets	23,060	38,868
Mortgage servicing rights	—	15,829
Other assets	322,478	312,460

Total assets	$8,492,022	$8,898,304

Liabilities
Deposits:
Noninterest-bearing demand	$891,541	$851,218
Interest-bearing:
NOW	1,640,750	1,920,501
Savings	480,358	480,392
Money market	869,039	573,334
Time	2,583,948	2,593,264

Total deposits	6,465,636	6,418,709

Short-term borrowings	302,765	347,353
Other borrowings	954,925	1,306,953
Accrued expenses and other liabilities	118,798	121,197

Total liabilities	7,842,124	8,194,212

Commitments and contingencies (Note 19)
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1 stated value, 150,000 shares authorized, 67,649 and 69,287 shares issued and outstanding, respectively	67,649	69,287
Capital surplus	591,930	630,461
Retained earnings	12,074	—
Accumulated other comprehensive income (loss), net of tax	(21,755)	4,344

Total shareholders’ equity	649,898	704,092

Total liabilities and shareholders’ equity	$8,492,022	$8,898,304

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Years Ended December 31,
	2005	2004	2003
(dollars and shares in thousands, except per share data)		(restated)	(restated)

Interest Income
Loans including fees:
Taxable	$292,531	$283,588	$320,859
Nontaxable	17,516	17,062	17,240
Investment securities, available-for-sale:
Taxable	82,010	78,318	93,564
Nontaxable	24,236	29,020	30,828
Investment securities, held-to-maturity, taxable	7,433	7,891	6,943
Money market investments	1,513	1,241	264

Total interest income	425,239	417,120	469,698

Interest Expense
Deposits	138,862	122,263	147,060
Short-term borrowings	9,629	3,890	7,258
Other borrowings	57,596	59,210	60,089

Total interest expense	206,087	185,363	214,407

Net interest income	219,152	231,757	255,291
Provision for loan losses	23,100	22,400	85,000

Net interest income after provision for loan losses	196,052	209,357	170,291

Noninterest Income
Wealth management fees	20,269	20,390	20,430
Service charges on deposit accounts	47,154	48,466	44,855
ATM fees	9,945	8,852	7,474
Mortgage banking revenue	4,918	8,491	19,144
Insurance premiums and commissions	35,242	32,766	22,399
Investment product fees	8,975	12,025	10,567
Bank-owned life insurance	7,460	7,477	6,922
Net securities gains	901	2,936	23,556
Gain on branch divestitures	14,597	—	—
Gain (loss) on derivatives	(3,436)	10,790	8,874
Other income	13,873	10,695	8,721

Total noninterest income	159,898	162,888	172,942

Noninterest Expense
Salaries and employee benefits	147,782	171,879	151,419
Occupancy	20,352	19,298	17,029
Equipment	14,415	14,211	13,763
Marketing	8,323	9,801	10,809
Data processing	21,209	21,605	18,890
Communication	9,863	10,736	11,142
Professional fees	9,297	25,895	8,787
Loan expense	5,250	6,509	7,041
Supplies	3,812	3,809	4,598
Other losses	6,346	6,209	14,612
Donations	5,648	742	1,144
Other expense	9,810	18,709	16,567

Total noninterest expense	262,107	309,403	275,801

Income before income taxes and discontinued operations	93,843	62,842	67,432
Income tax expense	15,254	2,529	4,381

Income from continuing operations	78,589	60,313	63,051
Income (loss) from discontinued operations, net of tax expense of $6,603, $1,908, and $1,754 respectively.	(14,825)	2,751	2,471

Net income	$63,764	$63,064	$65,522

Basic net income per share from continuing operations	$1.16	$0.87	$0.90
Basic net income per share from discontinued operations	(0.22)	0.04	0.03
Basic net income per share	0.94	0.91	0.93

Diluted net income per share from continuing operations	1.15	0.86	0.90
Diluted net income per share from discontinued operations	(0.22)	0.04	0.03
Diluted net income per share	0.93	0.90	0.93

Dividends per common share	0.76	0.72	0.69
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
RESTATED FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2002
as previously reported	63,856	$63,856	$528,379	$96,652	$51,822	$740,709
Restatement adjustment	—	—	—	10,282	—	10,282

Balance, December 31, 2002 as restated	63,856	$63,856	$528,379	$106,934	$51,822	$750,991
Net income	—	—	—	65,522	—	65,522	$65,522
Unrealized net securities losses, net of $(15,566) tax	—	—	—	—	(23,321)	(23,321)	(23,321)
Reclassification adjustment for gains included in net income, net of $(9,429) tax	—	—	—	—	(14,127)	(14,127)	(14,127)
Net unrealized derivative gain on cash flow hedge, net of $23 tax	—	—	—	—	35	35	35
Reclassification adjustment on cash flow hedges, net of $113 tax	—	—	—	—	174	174	174
Stock issued for acquisitions	918	918	20,156	—	—	21,074
Cash dividends	—	—	—	(48,366)	—	(48,366)
5% stock dividend	3,170	3,170	62,422	(65,592)	—	—
Stock repurchased	(1,681)	(1,681)	(36,149)	—	—	(37,830)
Stock issued under stock option and stock purchase plans	312	312	6,416	—	—	6,728

Balance, December 31, 2003	66,575	66,575	581,224	58,498	14,583	720,880	$28,283

Net income	—	—	—	63,064	—	63,064	$63,064
Unrealized net securities losses, net of $(4,431) tax	—	—	—	—	(7,108)	(7,108)	(7,108)
Reclassification adjustment for gains included in net income, net of $(1,127) tax	—	—	—	—	(1,809)	(1,809)	(1,809)
Net unrealized derivative losses on cash flow hedges, net of $(776) tax	—	—	—	—	(1,201)	(1,201)	(1,201)
Reclassification adjustment on cash flow hedges, net of $(78) tax	—	—	—	—	(121)	(121)	(121)
Adjustments to stock issued for prior acquisitions	(3)	(3)	(65)		—	(68)
Cash dividends	—	—	—	(50,275)	—	(50,275)
5% stock dividend	3,299	3,299	67,988	(71,287)	—	—
Stock repurchased	(1,405)	(1,405)	(31,259)	—	—	(32,664)
Stock issued under stock option, restricted stock and stock purchase plans	821	821	12,573	—	—	13,394

Balance, December 31, 2004	69,287	69,287	630,461	—	4,344	704,092	$52,825

Net income	—	—	—	63,764	—	63,764	$63,764
Unrealized net securities losses, net of $(17,191) tax	—	—	—	—	(26,188)	(26,188)	(26,188)
Reclassification adjustment for gains included in net income, net of $(357) tax	—	—	—	—	(544)	(544)	(544)
Net unrealized derivative gains on cash flow hedges, net of $(371) tax	—	—	—	—	576	576	576
Reclassification adjustment on cash flow hedges, net of $(37) tax	—	—	—	—	57	57	57
Stock issued for acquisitions	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(51,690)	—	(51,690)
Stock repurchased	(3,000)	(3,000)	(60,902)	—	—	(63,902)
Stock issued under stock option, restricted stock and stock purchase plans	391	391	4,802	—	—	5,193

Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898	$37,665

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
(dollars in thousands)		(restated)	(restated)

Cash Flows From Operating Activities
Net income	$63,764	$63,064	$65,522

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,922	14,077	13,018
Amortization of other intangible assets	6,012	3,172	2,612
Net premium amortization on investment securities	2,643	2,832	12,472
Amortization of unearned stock compensation	915	1,044	—
Provision for loan losses	23,100	22,400	85,000
Net securities gains	(901)	(2,936)	(23,556)
Gain on branch divestitures	(14,597)	—	—
Loss on sale of discontinued operations	10,186	—	—
(Gain) loss on derivatives	3,436	(10,790)	(8,874)
Net gains on sales and write-downs of loans and other assets	(5)	(3,165)	(11,369)
Residential real estate loans originated for sale	(344,699)	(342,130)	(844,902)
Proceeds from sale of residential real estate loans	324,414	339,847	930,999
(Increase) decrease in interest receivable	989	(1,288)	3,301
Increase in other assets	(20,036)	(27,911)	(43,495)
Increase in accrued expenses and other liabilities	21,568	27,194	19,173

Total adjustments	27,947	22,346	134,379

Net cash flows provided by operating activities	91,711	85,410	199,901

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired,net	2,699	—	—
Purchases of investment securities available-for-sale	(582,666)	(1,176,889)	(2,155,166)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	383,785	693,274	1,413,262
Proceeds from sales of investment securities available-for-sale	638,877	341,523	1,062,875
Purchases of investment securities held-to-maturity	(25,000)	—	(237,190)
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	35,152	32,215	25,417
Purchases of subsidiaries, net of cash acquired	—	—	(12,838)
Payments related to branch divestitures	(32,470)	—	—
Proceeds from sale of loans	21,355	444,070	47,934
Net principal collected from (loans made to) customers	(94,611)	128,564	(9,185)
Proceeds from sale of premises and equipment and other assets	4,779	4,973	1,434
Purchases of premises and equipment	(14,705)	(51,890)	(57,246)
Proceeds from sale of discontinued operations	37,337	—	—

Net cash flows provided by investing activities	374,532	415,840	79,297

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	64,266	28,072	44,717
Savings, NOW and money market deposits	87,987	312,478	231,883
Time deposits	67,413	(416,680)	(218,697)
Short-term borrowings	(44,013)	(67,235)	(503,761)
Payments for maturities on other borrowings	(395,164)	(361,730)	(184,809)
Proceeds from issuance of other borrowings	50,000	54,543	431,600
Cash dividends paid	(51,690)	(50,275)	(48,366)
Common stock repurchased	(63,902)	(32,664)	(37,830)
Common stock issued under stock option, restricted stock and stock purchase plans	4,278	12,350	6,728

Net cash flows used in financing activities	(280,825)	(521,141)	(278,535)

Net increase (decrease) in cash and cash equivalents	185,418	(19,891)	663
Cash and cash equivalents at beginning of period	216,998	236,889	236,226

Cash and cash equivalents at end of period	$402,416	$216,998	$236,889

The accompanying notes to the consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2005 and 2004, and the results of its operations for the years ended December 31, 2005, 2004 and 2003.
All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.
NATURE OF OPERATIONS
Old National, a financial holding company headquartered in Evansville, Indiana, operates in Indiana, Illinois, Kentucky and Ohio. Through its bank and non-bank affiliates, Old National provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment and insurance products.
INVESTMENT SECURITIES
Old National classifies investment securities as available-for-sale or held-to-maturity on the date of purchase. Securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholders’ equity. Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.
RESIDENTIAL LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. Interest rate risk on a portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying bases reflect the effects of the SFAS No. 133 adjustments.
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
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation. Land is stated at cost. Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements – 7 to 39 years; and furniture and equipment – 3 to 10 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Interest costs on construction of qualifying assets are capitalized.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization on goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets are amortized, on an accelerated cash flow basis over the period benefited, ranging from 4 to 40 years.
MORTGAGE SERVICING RIGHTS
Mortgage servicing rights are recognized as separate assets when loans are sold with servicing retained. The total price of loans sold is allocated between the loans sold and the mortgage servicing rights retained based on the relative fair values of each. The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. Amortization of capitalized mortgage servicing rights is determined in proportion to and over the period of estimated net servicing income of the underlying financial assets. Impairment of mortgage servicing rights exists if the book value of the mortgage servicing rights exceeds its estimated fair value. In determining impairment, mortgage servicing rights are stratified by interest rates. Critical assumptions used in determining fair value include expected mortgage loan prepayment rates, discount rates and other economic factors, which are determined based on current market conditions. The expected rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights. Increases in expected mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Fair values are derived by using a statistical modeling technique utilizing third-party market-based prepayment rate assumptions. Negative adjustments to the value, if any, are recognized through a valuation allowance by charges against mortgage servicing income. The use of a valuation allowance enables the recovery of this value as market conditions become more favorable. The Company sold its mortgage servicing rights during the quarter ended September 30, 2005 and had no mortgage servicing rights outstanding as of December 31, 2005.
DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At the inception of the derivative contract, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 are also reported currently in earnings, in noninterest income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.
Old National formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is dedesignated as a hedge because the forecasted transaction is no longer probable of occuring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued, the future gains and losses arising from any change in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.
Old National enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Old National also enters into various stand-alone derivative contracts primarily to focus on providing derivative products to customers. These derivative contracts are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as noninterest income in the statement of income.
Old National is exposed to losses if a counterparty fails to make its payments under a contract in which Old National is in the net receiving position. Old National anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. In addition, Old National obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing. All of the contracts to which Old National is a party settle monthly, quarterly or semiannually. Further, Old National has netting agreements with the dealers with which it does business.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the ordinary course of business, Old National’s affiliate bank has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. These commitments are not reflected in the consolidated financial statements until they are funded.
FORECLOSED REAL ESTATE
Other assets include real estate properties acquired as a result of foreclosure and are valued at the lower of the recorded investment in the related loan or fair value of the property less estimated cost to sell. The recorded investment is the sum of the outstanding principal loan balance, any accrued interest which has not been received and acquisition cost associated with the loan. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation.
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

NET INCOME PER SHARE RECONCILIATION
	2005			2004			2003
(dollars and shares in thousands,				(restated)			(restated)
except per share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$78,589	68,095	$1.16	$60,313	69,452	$0.87	$63,051	70,118	$0.90
Income from discontinued operations	(14,825)	68,095	(0.22)	2,751	69,452	0.04	2,471	70,118	0.03

Net Income	$63,764		$0.94	$63,064		$0.91	$65,522		$0.93

Effect of dilutive securities:
Restricted stock		—			35			—
Stock options		161			537			56

Diluted Net Income per Share
Income from continuing operations and assumed conversions	$78,589	68,256	$1.15	$60,313	70,024	$0.86	$63,051	70,174	$0.90
Income from discontinued operations	(14,825)	68,256	(0.22)	2,751	70,024	0.04	2,471	70,174	0.03

Net Income and assumed conversions	$63,764		$0.93	$63,064		$0.90	$65,522		$0.93

Options to purchase 1,811 shares and 6,047 shares outstanding at December 31, 2005, 2004 and 2003, respectively, were not included in the computation of net income per diluted share because the excercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
INCOME TAXES
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized.
STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold, and money market investments, which have maturities less than 90 days. Cash paid during 2005, 2004 and 2003 for interest was $195.5 million, $168.7 million (net of capitalized interest of $1.6 million) and $201.8 million (net of capitalized interest of $1.2 million), respectively. Cash paid for income tax during 2005, 2004 and 2003 was $21.6 million, $6.6 million and $26.0 million, respectively. Other noncash transactions include stock issued in acquisitions of subsidiaries of $18.5 million in 2005 and $21.1 million in 2003 and loans transferred to loans held for sale of $26.7 million in 2005, $448.7 million in 2004 and $62.7 million in 2003.
IMPACT OF ACCOUNTING CHANGES
FAS 115-1 -In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB addressed the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and supersedes EITF Abstracts, Topics D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company expects no significant effect on its financial statements as a result of the adoption of this statement.
SFAS No. 154 -In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 carries forward the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this statement, every voluntary change in accounting principle requires retrospective application to prior period’s financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company expects no significant effect on its financial statements as a result of the adoption of this statement.
SFAS No. 123R -In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement requires all share-based payments to employees to be expensed in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. The pro forma disclosures permitted under SFAS No. 123 will no longer be allowed as an alternative presentation to recognition in the financial statements. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Old National will adopt SFAS No. 123R in the first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The impact of adoption of SFAS 123R will depend on levels of share-based payments granted in the future.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. The exercise price of each option equals the market price of Old National’s stock on the date of grant. As such, no compensation cost has been recognized for any of the years presented, except with respect to restricted stock plans as disclosed in the accompanying table:

	2005	2004	2003
(dollars in thousands, except per share data)		(restated)	(restated)

Net income as reported	$63,764	$63,064	$65,522
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	595	679	—
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(694)	(617)	—
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(4,314)	(4,122)	(6,002)

Proforma net income	$59,351	$59,004	$59,520

Basic net income per share:
As reported	$0.94	$0.91	$0.93
Proforma	0.87	0.85	0.85
Diluted net income per share:
As reported	$0.93	$0.90	$0.93
Proforma	0.87	0.84	0.85

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.
NOTE 2 — RESTATEMENT
The consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated. The restatement is correcting errors related to the Old National’s derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
Old National has entered into interest rate swap agreements relating to certain of its brokered certificates of deposit and junior subordinated debt that were accounted for as fair value hedges under SFAS No. 133. Old National previously elected the “short-cut” method of documenting the effectiveness of the swaps as hedges, which allowed Old National to assume no ineffectiveness in these transactions. Old National recently concluded that these swaps did not qualify for the short-cut method in prior periods. Based upon re-examination of the original documentation supporting the designation of these swap transactions as hedges, the Company concluded, in retrospect, that the hedging relationships involving brokered certificates of deposit did not qualify for the short-cut method in prior periods because the related swap did not have a fair value of zero at inception (a requirement under SFAS No. 133 to qualify for the short-cut method). Additionally, the Company determined that the hedging relationships involving junior subordinated debt did not qualify for the short-cut method in prior periods because of an interest deferral feature that permits interest payments to be deferred for up to 20 consecutive quarterly periods without creating an event of default or acceleration. Hedge accounting under SFAS No. 133 for these swap transactions is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the basis adjustments that were made to the brokered certificates of deposit and junior subordinated debt that originally offset the changes in fair value of the related derivatives. The changes in fair value of the derivatives are now reflected in noninterest income along with the swap net settlements that had been previously reported in interest expense. The impact to the income statement, net of tax, resulting from the restatement was a decrease of $4.5 and $4.9 million for 2004 and 2003, respectively.

This restatement also increased opening retained earnings as of January 1, 2003 by $10.3 million. Also effected by the restatement were Notes 1, 12, 13, 17, 18, 21, 22, 23, and 24 to the consolidated financial statements.
CONSOLIDATED BALANCE SHEETS:

	As of December 31, 2004
	As
	Previously	As
(dollars in thousands)	Reported	Restated

Total assets	$8,898,304	$8,898,304
Interest bearing deposits	5,563,045	5,567,491
Other borrowings	1,312,661	1,306,953
Accrued expenses and other liabilities	120,819	121,197
Total liabilities	8,195,096	8,194,212
Capital surplus	629,577	630,461
Retained earnings	—	—
Total shareholders’ equity	703,208	704,092
Total liabilities and shareholders’ equity	$8,898,304	$8,898,304

CONSOLIDATED STATEMENTS OF INCOME:

	For the Year Ended December 31,
	2004		2003
	As		As
	Previously	As	Previously	As
(dollars in thousands)	Reported	Restated	Reported	Restated

Interest on deposits	$111,271	$122,263	$138,671	$147,060
Interest on other borrowings	51,230	59,210	51,812	60,089
Total interest expense	166,391	185,363	197,741	214,407
Net interest income	250,729	231,757	271,957	255,291
Net interest income after provision for loan losses	228,329	209,357	186,957	170,291
Gain on derivatives	—	10,790	—	8,874
Total noninterest income	151,058	162,888	164,059	172,942
Income before income taxes and discontinued operations	69,984	62,842	75,215	67,432
Income tax expense	5,164	2,529	7,273	4,381
Income from continuing operations	64,820	60,313	67,942	63,051
Income from discontinued operations	2,751	2,751	2,471	2,471
Net income	$67,571	$63,064	$70,413	$65,522
Per common share:
Basic	0.97	0.91	1.00	0.93
Diluted	0.97	0.90	1.00	0.93

The “As previously reported” income statement reflects the reclassification of discontinued operations as discussed in Note 3 to the consolidated financial statements.

NOTE 3 — ACQUISITION AND DIVESTITURE ACTIVITY
ACQUISITION
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc., for $19.0 million, including acquisition costs. Common shares of 970,912 were issued as part of the transaction with a stock value of $18.5 million. Goodwill of $12.0 million was recorded of which $3.5 million is expected to be deductible for tax purposes. In addition, intangible assets totaling $8.4 million related to customer business relationships were recorded and are being amortized over 12 to 22 years. These acquisitions are included in the “other” column of Note 23. On the date of acquisition, financial statements of the companies showed assets of $5.0 million with year-to-date revenues of $4.7 million and net loss of $0.2 million.
Old National acquired three companies during 2003, all of which are included in the “other” column of Note 23. All acquisitions were accounted for as purchases in accordance with SFAS No. 141.

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
DIVESTITURES
In February 2005, Old National committed to a plan to sell selected non-strategic companies, J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and Fund Evaluation Group (“FEG”) in Cincinnati, Ohio, to better align its operations with its market and product focus. The operating activities of these companies were reclassified to discontinued operations for all periods in the consolidated statement of income and are reported in the “other” column for segment reporting.
During the third quarter of 2005, Old National completed the sale of both Terrill and FEG. Old National sold Terrill for $22.2 million of cash. Terrill had been acquired in a tax-free reorganization under Internal Revenue Code section 368, and as a result of the taxable sale, Old National recorded a loss of $8.7 million, including $8.6 million of tax expense. On September 30, 2005, Old National completed the sale of FEG for $15.1 million of cash and a $0.5 million note receivable. The sale resulted in an after tax loss of $5.9 million.
Results of discontinued operations for the years ended December 31, 2005, 2004, and 2003 are as follows:

(dollars in thousands, except per share data)	2005	2004	2003

Revenues	$21,063	$31,877	$28,140
Net income (loss)	(14,825)	2,751	2,471
Diluted net income (loss) per share	(0.22)	0.04	0.03

During the fourth quarter of 2005, Old National sold five financial centers located in the Clarksville, Tennessee market assigning $172.7 million in deposits and selling approximately $114.3 million in loans outstanding. These branches are in markets no longer considered consistent with the Company’s strategy. The sale resulted in a pre-tax gain of $14.6 million which was included in income from continuing operations during the fourth quarter.

During 2004, Old National sold its Greencastle, Indiana insurance operations and Robinson, Illinois trust operations resulting in pre-tax gains totaling $1.2 million. During 2003, Old National sold its Fort Wayne, Indiana, trust operations resulting in a pre-tax gain totaling $0.3 million.
NOTE 4 — INVESTMENT SECURITIES
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2005
Available-for-Sale
U.S. Government-sponsored agencies	$522,351	$122	$(12,729)	$509,744
Mortgage-backed securities	1,141,581	1,898	(38,222)	1,105,257
States and political subdivisions	473,231	15,685	(547)	488,369
Other securities	197,910	2,420	(3,634)	196,696

Total available-for-sale securities	$2,335,073	$20,125	$(55,132)	$2,300,066

Held-to-Maturity

Mortgage-backed securities	$148,035	$—	$(5,274)	$142,761
Other securities	18,764	—	(273)	18,491

Total held-to-maturity securities	$166,799	$—	$(5,547)	$161,252

2004

Available-for-Sale
U.S. Treasury	$67,661	$—	$(824)	$66,837
U.S. Government-sponsored agencies	641,121	466	(9,114)	632,473
Mortgage-backed securities	1,280,051	6,443	(19,174)	1,267,320
States and political subdivisions	568,970	29,191	(530)	597,631
Other securities	218,339	3,200	(385)	221,154

Total available-for-sale securities	$2,776,142	$39,300	$(30,027)	$2,785,415

Held-to-Maturity
Mortgage-backed securities	$177,794	$98	$(1,726)	$176,166

Proceeds from sales of investment securities available-for-sale were $638.9 million in 2005, $341.5 million in 2004 and $1.063 billion in 2003. In 2005, realized gains were $8.6 million and losses were $7.7 million. In 2004, realized gains were $4.9 million and losses were $2.0 million. In 2003, realized gains were $24.3 million and losses were $0.7 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.100 billion in 2005 and $1.542 billion in 2004.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	2005		Weighted	2004		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
Maturity	Cost	Value	Yield	Cost	Value	Yield

Available-for-sale
Within one year	$84,653	$84,175	4.24%	$34,793	$34,894	3.15%
One to five years	1,371,615	1,344,052	4.62	893,490	897,625	3.58
Five to ten years	543,680	525,829	4.74	540,235	538,164	3.96
Beyond ten years	335,125	346,010	6.90	1,307,624	1,314,732	4.50

Total	$2,335,073	$2,300,066	4.96%	$2,776,142	$2,785,415	4.08%

Held-to-maturity
One to five years	$135,023	$130,400	4.31%	$177,794	$176,166	4.31%
Five to ten years	31,776	30,852	4.90	—	—	—

Total	$166,799	$161,252	4.42%	$177,794	$176,166	4.31%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

2005
Available-for-Sale
U.S. Government-sponsored agencies	$235,373	$(2,333)	$252,719	$(10,396)	$488,092	$(12,729)
Mortgage-backed securities	377,902	(6,703)	636,014	(31,520)	1,013,916	(38,223)
States and political subdivisions	40,464	(325)	8,976	(222)	49,440	(547)
Other securities	63,466	(1,712)	59,945	(1,921)	123,411	(3,633)

Total available-for-sale	$717,205	$(11,073)	$957,654	$(44,059)	$1,674,859	$(55,132)

Held-to-Maturity
Mortgage-backed securities	$30,852	$(925)	$111,909	$(4,349)	$142,761	$(5,274)
Other securities	18,491	(273)	—	—	18,491	(273)

Total held-to-maturity	$49,343	$(1,198)	$111,909	$(4,349)	$161,252	$(5,547)

2004
Available-for-Sale
U.S. Treasury	$66,837	$(824)	$—	$—	$66,837	$(824)
U.S. Government-sponsored agencies	390,016	(3,460)	172,597	(5,654)	562,613	(9,114)
Mortgage-backed securities	609,186	(7,099)	372,850	(12,075)	982,036	(19,174)
States and political subdivisions	28,661	(509)	805	(21)	29,466	(530)
Other securities	96,863	(365)	693	(20)	97,556	(385)

Total available-for-sale	$1,191,563	$(12,257)	$546,945	$(17,770)	$1,738,508	$(30,027)

Held-to-Maturity
Mortgage-backed securities	$137,330	$(1,726)	$—	$—	$137,330	$(1,726)

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

NOTE 5 — LOANS HELD FOR SALE
At December 31, 2005 and 2004, Old National had residential loans held for sale of $43.8 million and $22.5 million, respectively. As of December 31, 2005 and 2004, ineffectiveness related to the hedge of a portion of the residential loans held for sale as calculated in accordance with SFAS No. 133 was immaterial.
During 2005, commercial loans held for investment of $26.7 million were reclassified to loans held for sale and sold for $21.4 million resulting in a write-down on loans transferred to held for sale of $5.3 million,, which was recorded as a reduction to the allowance for loan losses. At December 31, 2005, there were no loans held for sale under this arrangement.
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
NOTE 6 — LOANS
The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2005	2004

Commercial	$1,553,742	$1,550,640
Commercial real estate	1,534,385	1,653,122
Residential real estate	543,903	555,423
Consumer credit, net of unearned	1,261,797	1,205,657

Total loans	$4,893,827	$4,964,842

Through its affiliate bank, Old National makes loans to clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Old National predominately operates in the geographic market areas of Indiana, Illinois and Kentucky. Old National has no concentration of loans in any single industry exceeding 10% of its portfolio.
Executive officers and directors of Old National and significant subsidiaries and their related interests are loan clients of Old National’s affiliate bank in the normal course of business. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties and involve no unusual risk of collectibility. An analysis of the current year activity of these loans is as follows:

(dollars in thousands)	2005

Balance, January 1	$41,579
New loans	179,803
Repayments	(200,372)
Officer and director changes	(63)

Balance, December 31	$20,947

NOTE 7 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2005	2004	2003

Balance, January 1, as previously reported	$85,749	$95,235	$87,742
Transfer (to) from allowance for unfunded commitments	—	755	(9,336)
Additions:
Provision charged to expense	23,100	22,400	85,000
Deductions:
Write-downs from loans transferred to held for sale	5,348	4,611	14,744
Loans charged-off	36,140	41,246	61,654
Recoveries	(11,486)	(13,216)	(8,227)

Net charge-offs	30,002	32,641	68,171

Balance, December 31	$78,847	$85,749	$95,235

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities. Prior period amounts deemed to be material were reclassified for conformity of presentation and comparability of ratios related to the allowance for loan losses.
The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

(dollars in thousands)	2005	2004

Impaired loans without a valuation allowance	$13,780	$13,052
Impaired loans with a valuation allowance	25,681	30,626

Total impaired loans	$39,461	$43,678

Valuation allowance related to impaired loans	$12,472	$14,282

Total nonaccrual loans	$55,589	$54,890
Total loans past due 90 days or more and still accruing	1,835	2,414

For the year ended December 31, 2005, the average balance of impaired loans was $42.0 million for which no interest was recorded. For the year ended December 31, 2004, the average balance of impaired loans was $79.1 million for which no interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill- At December 31, 2005 and 2004, Old National had goodwill in the amount of $113.3 million and $129.9 million, respectively. During the first quarter of 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million. In the third quarter of 2005, Old National sold these assets classified as held for sale. See Note 3, “Acquisition and Divestiture Activity” for additional information.

Old National’s annual impairment test resulted in no additional impairment. Fair values used for this test are estimated using the expected present value of future cash flows. The changes in the carrying amount of goodwill by segment for the years ended December 31 were as follows:

	Community	Non-bank
(dollars in thousands)	Banking	Services	Total

Balance, January 1, 2004	$70,944	$58,307	$129,251
Adjustments to goodwill acquired in prior year	—	696	696

Balance, December 31, 2004	$70,944	$59,003	$129,947
Goodwill acquired during the year	—	12,038	12,038
Adjustments to goodwill acquired in prior year	—	272	272
Goodwill transfered to banking from non-bank	2,533	(2,533)	—
Goodwill transfered to assets held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, December 31, 2005	$73,477	$39,798	$113,275

Other Intangible Assets- At December 31, 2005, Old National had $23.1 million in unamortized intangible assets compared with $38.9 million in unamortized intangible assets at December 31, 2004. During the first quarter of 2005, Old National reclassified definite-lived assets of $18.9 million and indefinite-lived assets of $2.8 million to assets held for sale and discontinued the related amortization. In the third quarter of 2005, Old National sold these assets classified as held for sale. Old National recorded $8.4 million of intangibles associated with the acquisition of J.W. F. Insurance Companies during the second quarter of 2005. Old National amortizes definite-lived intangible assets over the estimated remaining life of each respective asset. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.
The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of December 31:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

2005
Amortized intangible assets:
Core deposit	$5,574	$(4,175)	$1,399
Customer business relationships	25,411	(3,750)	21,661

Total intangible assets	$30,985	$(7,925)	$23,060

2004
Amortized intangible assets:
Core deposit	$5,574	$(3,639)	$1,935
Customer business relationships	36,767	(4,185)	32,582
Non-compete agreements	1,100	(137)	963
Technology	1,300	(712)	588

Total amortized intangible assets	44,741	(8,673)	36,068
Unamortized intangible assets:
Trade name	2,800	—	2,800

Total intangible assets	$47,541	$(8,673)	$38,868

Total amortization expense associated with intangible assets was $2.3 million in 2005, $1.8 million in 2004 and $1.3 million in 2003. The following is the estimated amortization expense for the future years.

(dollars in thousands)

2006	$2,384
2007	2,011
2008	1,880
2009	1,756
2010	1,610
Thereafter	13,419

Total	$23,060

NOTE 9 — MORTGAGE SERVICING RIGHTS
During the third quarter of 2005, Old National sold its mortgage servicing rights relating to $1.917 billion of mortgage loans serviced for other investors for a total sales price of $17.7 million. The sale resulted in a pre-tax net gain of $0.4 million which was included in Other Income during the third quarter.
The activity for mortgage servicing rights and the related valuation allowance for the periods indicated are summarized below:

(dollars in thousands)	2005	2004

Balance before valuation allowance, January 1	$15,829	$15,790
Rights capitalized	2,505	6,250
Amortization	(4,126)	(6,211)
Sale of mortgage servicing rights	(14,208)	—

Balance before valuation allowance, December 31	—	15,829

Valuation allowance:
Balance, January 1	—	(1,131)
Additions to valuation allowance	—	(2,390)
Reductions to valuation allowance	—	3,521

Balance, December 31	—	—

Mortgage servicing rights, net	$—	$15,829

Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at December 31, 2004 was $1.955 billion, and the fair value of capitalized mortgage servicing rights was $17.1 million. Old National’s key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 310 PSA and a weighted average discount rate of 9.3% at December 31, 2004.

NOTE 10 — DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $840.9 million and $675.8 million, respectively. At December 31, 2005, the scheduled maturities of time deposits were as follows:

(dollars in thousands)

Due in 2006	$1,118,733
Due in 2007	462,507
Due in 2008	314,695
Due in 2009	105,633
Due in 2010	99,231
Thereafter	483,149

Total	$2,583,948

NOTE 11 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total

2005
Outstanding at year-end	$7,834	$278,019	$16,912	$302,765
Average amount outstanding	108,548	270,138	9,475	388,161
Maximum amount outstanding at any month-end	228,330	383,262	23,471
Weighted average interest rate:
During year	3.08%	2.22%	3.06%	2.48%
End of year	3.70	2.63	3.97	2.73

2004
Outstanding at year-end	$39,273	$288,934	$19,146	$347,353
Average amount outstanding	105,353	284,689	16,079	406,121
Maximum amount outstanding at any month-end	243,954	332,447	37,530
Weighted average interest rate:
During year	1.07%	0.91%	0.99%	0.96%
End of year	1.93	1.67	1.90	1.72

2003
Outstanding at year-end	$123,582	$276,471	$14,535	$414,588
Average amount outstanding	340,124	327,101	20,363	687,588
Maximum amount outstanding at any month-end	592,880	429,425	73,397
Weighted average interest rate:
During year	1.18%	0.91%	1.42%	1.06%
End of year	0.92	0.94	0.77	0.93

NOTE 12 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at December 31:

	2005	2004
(dollars in thousands)		(restated)

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturing August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank notes (fixed rate 5.00%) maturing May 2010	50,000	—
Junior subordinated debentures (fixed rate 8.00%) maturing April 2032	100,000	150,000
SFAS 133 fair value hedge and other basis adjustments	(5,125)	(3,334)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.05% to 2.75% and variable rates 4.74% to 5.14%) maturing May 2008 to December 2009	148,000	245,000
Federal Home Loan Bank advances (fixed rates 4.28% to 8.34%) maturing January 2006 to October 2022	301,703	484,837
Senior unsecured bank notes (fixed rate 3.95% and variable rates 4.26% to 4.67%) maturing May 2006 to February 2008	100,000	165,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,493	4,523
SFAS 133 fair value hedge and other basis adjustments	(4,146)	927

Total other borrowings	$954,925	$1,306,953

Contractual maturities of long-term debt at December 31, 2005, were as follows:

(dollars in thousands)

Due in 2006	$78,361
Due in 2007	10,034
Due in 2008	343,037
Due in 2009	76,040
Due in 2010	75,043
Thereafter	381,681
SFAS 133 fair value hedge and other basis adjustments	(9,271)

Total	$954,925

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.22% and 5.79% at December 31, 2005, and 2004, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
SUBORDINATED BANK NOTES
Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.

JUNIOR SUBORDINATED DEBENTURES
In accordance with FIN 46, junior subordinated debentures related to trust preferred securities are classified in “other borrowings” beginning in 2003.
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
At December 31, 2005, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2006	$371
2007	371
2008	371
2009	390
2010	390
Thereafter	12,484

Total minimum lease payments	14,377
Less amounts representing interest	9,884

Present value of net minimum lease payments	$4,493

NOTE 13 — TAXES
Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

	2005	2004	2003
(dollars in thousands)		(restated)	(restated)

Provision at statutory rate of 35%	$32,845	$21,995	$23,601
Tax-exempt income	(16,914)	(18,486)	(19,055)
State income taxes	244	(823)	(947)
Other, net	(921)	(157)	782

Income tax expense	$15,254	$2,529	$4,381

Effective tax rate	16.3%	4.0%	6.5%

The effective tax rate was higher in 2005 compared to 2004 and 2003. The main factor for the increase in the effective tax rate was that tax-exempt income comprised a smaller percentage of total income in 2005. The provision for income taxes consisted of the following components for the years ended December 31:

	2005	2004	2003
(dollars in thousands)		(restated)	(restated)

Income taxes currently payable
Federal	$16,176	$10,816	$16,385
State	375	(1,267)	(1,458)
Deferred income taxes related to:
Provision for loan losses	5,265	2,769	(6,505)
Other, net	(6,562)	(9,789)	(4,041)

Deferred income tax benefit	(1,297)	(7,020)	(10,546)

Provision for income taxes	$15,254	$2,529	$4,381

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

	2005	2004
(dollars in thousands)		(restated)

Deferred Tax Assets
Allowance for loan losses, net of recapture	$32,338	$37,603
Benefit plan accruals	880	2,903
AMT credit	15,144	14,777
Unrealized losses on available- for-sale investment securities	14,307	—
Unrealized losses on hedges	910	1,319
Net operating loss	7,163	10,616
Other, net	8,982	6,252

Total deferred tax assets	79,724	73,470

Deferred Tax Liabilities
Premises and equipment	(11,022)	(10,996)
Accretion on investment securities	(293)	(307)
Unrealized gains on available- for-sale investment securities	—	(2,569)
Lease receivable, net	(8,038)	(9,752)
Mortgage servicing rights	—	(6,173)
Purchase accounting	(5,584)	(2,957)

Total deferred tax liabilities	(24,937)	(32,754)

Net deferred tax assets	$54,787	$40,716

No valuation allowance was recorded at December 31, 2005 and 2004 because Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has a federal net operating loss carryforward totaling $11.3 million that may be offset against future taxable income. If not used, $4.0 million of the carryforward will expire in 2023 and $7.3 million of the carryforward will expire in 2024.
NOTE 14 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
Old National has qualified and nonqualified noncontributory defined benefit pension plans. During 2001, Old National amended the plans freezing the benefits accrued for all participants except active participants who had completed at least 20 years of service or who had attained age 50 with at least five years of vesting service. In addition, the amendment discontinued new enrollments under the plans after December 31, 2001. During 2005, Old National amended the plan by redefining the pay definition, resulting in a reduction to the Projected Benefit Obligation of $2.8 million. During the third quarter of 2005, Old National further amended the plan to grant two years additional benefits to plan participants age 55 or older with 15 years of benefit service resulting in an increase in the Projected Benefit Obligation of $0.8 million and to freeze benefit accruals for all remaining participants effective December 31, 2005. The curtailment resulted in a $10.1 million reduction in Projected Benefit Obligation and a one-time curtailment gain of $1.5 million. Lump sum cash payments of $5.2 million paid to participants during 2005 reduced the Projected Benefit Obligation by the same amount.
Retirement benefits are based on years of service and compensation during the highest paid five years of employment. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National uses a December 31 measurement date for its defined benefit pension plans. The following table sets forth the plan’s benefit obligation and funded status at December 31:

(dollars in thousands)	2005	2004	2003

Change in Benefit Obligation
Balance at January 1	$63,024	$63,519	$54,267
Service cost	1,597	1,993	1,866
Interest cost	3,567	3,972	3,846
Benefits paid	(1,427)	(6,554)	(4,605)
Actuarial loss	4,170	94	8,145
Amendments	(1,951)	—	—
Curtailment	(10,080)	—	—
Settlement	(5,198)	—	—

Balance at December 31	53,702	63,024	63,519

Change in Plan Assets
Fair value at January 1	49,810	44,935	27,409
Actual return on plan assets	1,856	2,494	3,405
Employer contributions	7,118	8,935	18,726
Benefits paid	(1,427)	(6,554)	(4,605)
Settlement	(5,198)	—	—

Fair value at December 31	52,159	49,810	44,935

Funded status	(1,543)	(13,214)	(18,584)
Unrecognized:
Net actuarial loss	16,080	22,883	23,298
Transition asset	—	—	(431)
Prior service cost	—	200	233

Net amount recognized	$14,537	$9,869	$4,516

Net amount recognized in financial statements:
Prepaid benefit cost	$16,197	$12,099	$6,187
Accrued benefit liability	(1,660)	(2,230)	(1,671)

Net amount recognized	$14,537	$9,869	$4,516

The accumulated benefit obligation for the defined benefit pension plans was $53.7 million, $48.6 million and $45.6 million at December 31, 2005, 2004 and 2003, respectively. The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2005	2004	2003

Service cost	$1,597	$1,993	$1,866
Interest cost	3,567	3,972	3,846
Expected return on plan assets	(3,944)	(3,556)	(2,411)
Amortization of prior service cost	(251)	33	33
Amortization of transitional asset	—	(431)	(431)
Recognized actuarial loss	1,542	1,571	1,291

Net periodic benefit cost	$2,511	$3,582	$4,194
Settlement cost	1,439	—	—
Curtailment gain	(1,500)	—	—

Total net periodic benefit cost	$2,450	$3,582	$4,194

The weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	2005	2004	2003

Discount rate	5.50%	6.00%	6.25%
Rate of compensation increase	N/A	4.00	5.00

The weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were as follows:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	4.00	5.00	5.00

Old National’s pension plan weighted-average asset allocations at December 31 by asset category were as follows:

	2006 Target
Asset Category	Allocation	2005	2004	2003

Equity securities	40 - 70%	59%	61%	50%
Debt securities	30 - 60%	35	35	27
Cash equivalents	0 - 15%	6	4	23

Total		100%	100%	100%

The expected long-term rate of return on assets, based on 10-year compounded trailing returns on equity and fixed income indices weighted by the typical asset allocation for the plan, exceeds the assumed long-term rate of return of 8%. This assumption is monitored on an on-going basis. The discount rate is determined based upon the Moody’s AA bond rates at December 31, which Old National has historically used as the benchmark.
The plan’s assets are invested in the plan trust within the ranges specified above. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. Equity securities included common stock of Old National in the amount of $3.5 million (7% of total plan assets), $3.9 million (8% of total plan assets) and $3.3 million (7% of total plan assets) at December 31, 2005, 2004 and 2003 respectively.
At December 31, 2003, asset category allocations were outside the target range due to a December employer contribution included in cash equivalents. On January 31, 2004, subsequent to investing this contribution, allocations were 60% equity securities, 31% debt securities and 9% cash equivalents.

During the fourth quarter of 2005, Old National made an additional contribution of $6.5 million to the plan. Old National expects to contribute $0.6 million to the pension plan in 2006. In addition, the following benefit payments, which reflect expected future service, are expected to be paid:

(dollars in thousands)

2006	$1,917
2007	2,183
2008	2,470
2009	2,319
2010	2,481
Years 2011 - 2015	17,536

EMPLOYEE STOCK OWNERSHIP PLAN
Effective January 1, 2005, the Employee Stock Ownership Plan and the Employees’ Savings Plan (401K) were merged into a single restated plan with the same terms and conditions as the predecessor plans. The plan covers all associates who have completed an eligibility period of at least 12 months of employment and 1,000 hours of service. Old National’s contributions to the plan are made in the form of Old National Bancorp stock or cash contributed to the plan for purchase of Old National Bancorp stock on the market. Contributions made to the plan are a percentage match up to 4% of covered salaries, based on years of service, of each eligible participant’s contributions to the plan. In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Old National’s Board of Directors’ designated no discretionary contributions in 2005. Discretionary contributions equal to 5% and 4% of each participant’s salary were designated in 2004 and 2003, respectively. The plan includes a diversification feature which permits plan participants, upon reaching age 55, to sell up to 100% of their Old National Bancorp shares on the market and invest proceeds in their 401k. Dividends paid on shares held by the plan are charged to retained earnings. Participants can annually elect to have dividends reinvest in the plan or have dividends be paid to the participant. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share.
At December 31, 2005, 2004 and 2003, the number of allocated shares in the plan were 2.7 million, 2.5 million and 2.4 million, respectively. Contribution expense under the plan was $3.5 million in 2005, $9.5 million in 2004 and $7.4 million in 2003.
Effective January 1, 2006, the Employee Stock Ownership and Savings Plan (401k) was amended. The amended plan permits employees to participate after one month of service. Old National will match 100% of participant contributions up to 6% of each participant’s salary and contributions will be 100% vested after January 1, 2006. Plan participants can diversify 2006 and all future contributions immediately. Those participants who have attained the age of 55 may also diversify previous contributions. Participants can elect, at any time, to have dividends reinvested in the plan or have dividends be paid to the participant.
STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At December 31, 2005, 6.2 million shares were outstanding under the plan, including 5.8 million stock options and 0.4 million shares of restricted stock as described below, and 1.0 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. As permitted by SFAS 123, Old National currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. The Company expects to adopt SFAS No. 123R in the first quarter of fiscal year 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date.
Stock Options
Old National granted no stock options during 2005. On October 17, 2005, the Compensation and Management Development Committee of the Board of Directors approved acceleration of all unvested options granted in 2002 and 2003. Stock options totaling $1.1 million were subject to the acceleration and became immediately vested and exercisable. No expense was recognized because none of these options were “in-the-money”, having an exercise price greater than the then current market price of Old National’s common stock. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the effectiveness of SFAS No. 123R. The acceleration eliminates $1.3 million in 2006 and $0.1 million in 2007 of future after-tax compensation expense that would otherwise have been recognized under SFAS No. 123R. These amounts are reflected in the calculation of pro forma net income and net income per share data in Note 1.
On February 2, 2004, Old National granted 0.3 million stock options to key associates at an option price of $20.43, the closing price of Old National’s stock on that date. The options vested 100% on December 31, 2004, and expire in ten years. Also during 2004, Old National granted 26.3 thousand shares to a key associate at an option price of $23.99, the closing price of Old National’s stock on that date. These options vested 100% on September 7, 2005, and expire in ten years. On January 31, 2003, Old National granted 2.7 million stock options to key associates at an option price of $20.68, the closing price of Old National’s stock on that date. On January 22, 2002, Old National granted 2.1 million stock options to key associates at an exercise price of $20.59, the closing price of Old National’s stock on that date. Vesting of these 2003 and 2002 options was accelerated into the fourth quarter of 2005 as discussed above. These options expire in ten years.
At December 31, 2005, Old National had 5.8 million of stock options outstanding. The fair value of each option grant is estimated on the date of grant using a ten-year expected life and the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield 3.4% in 2004 and 3.1% in 2003; expected volatility of 18.4% in 2004 and 18.0% in 2003; and a risk-free rate of 4.5% in 2004 and 4.5% in 2003.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	6,328	$20.88	6,790	$20.80	4,257	$20.83
Granted	—	—	321	20.74	2,738	20.68
Exercised	(225)	19.61	(254)	18.73	(22)	9.21
Forfeited	(285)	20.94	(529)	21.86	(183)	21.01

Outstanding, December 31	5,818	$20.92	6,328	$20.88	6,790	$20.80

Options exercisable at end of year	5,818	$20.92	3,956	$20.99	2,312	$20.91
Weighted-average fair value of options granted during the year		—		4.00		4.18

Information pertaining to options outstanding was as follows at December 31, 2005:

(shares in thousands)	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted
		Average		Average		Average
Range of	Number	Remaining		Exercise	Number	Exercise
Exercise Price	Outstanding	Contractual Life		Price	Exercisable	Price

$10.00 - $11.12	19	1.1	Years	$10.49	19	$10.49
11.90 - 14.36	6	3.2		12.90	6	12.90
17.16	7	2.3		17.16	7	17.16
20.43 - 23.99	5,786	6.4		20.97	5,786	20.97

Total	5,818	6.3		$20.92	5,818	$20.92

Restricted Stock
During 2005 and 2004, Old National’s Board of Directors approved restricted stock awards to grant from 0.1 to 1.0 million shares based on the achievement of certain targets to certain key officers. The vesting periods range from 32 to 42 months. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants. At December 31, 2005 management evaluated performance and estimates that 0.3 million shares will be awarded at an estimated value of $5.7 million based on the stock price on that date. The expense recognized during 2005 and 2004 related to the vesting of these awards was $0.9 million and $1.0 million, respectively. Included in the $0.9 million of expense recorded during

2005 is the reversal of $0.8 million of prior period expense related to the 2004 grant. The remaining $3.7 million of deferred compensation is included as a component of capital surplus.
NOTE 15 — OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM
During 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2005, Old National had issued 18,347 shares under this program.
NOTE 16 — SHAREHOLDERS’ EQUITY
STOCK DIVIDEND
No stock dividend was declared in 2005. A 5% stock dividend was declared on December 9, 2004, and distributed on January 26, 2005, to the shareholders of record on January 5, 2005. The 5% stock dividend was issued from retained earnings and capital surplus. Old National issued 2.9 million shares from retained earnings at market price and issued 0.4 million shares from capital surplus as a return of shareholder investment. All share and per share amounts have been retroactively adjusted to reflect this stock dividend.
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on January 6, 2005, which increased the total authorized and unissued common shares reserved for issuance to 3.5 million. As of December 31, 2005, 3.5 million authorized and unissued common shares were reserved for issuance under the plan.
SHAREHOLDER RIGHTS PLAN
Old National has adopted a Shareholder Rights Plan whereby one right is distributed for each outstanding share of Old National’s common stock. The rights become exercisable on the tenth day following a public announcement that a person has acquired or intends to acquire beneficial ownership of 20% or more of Old National’s outstanding common stock. Upon exercising the rights, the holder is entitled to buy 1/100 of a share of Junior Preferred Stock at $60, subject to adjustment, for every right held. Upon the occurrence of certain events, the rights may be redeemed by Old National at a price of $0.01 per right.
In the event an acquiring party becomes the beneficial owner of 20% or more of Old National’s outstanding shares, rights holders (other than the acquiring person) may purchase two shares of Old National common stock for the price of one share at the then market price. If Old National is acquired and is not the surviving corporation, or if Old National survives a merger but has all or part of its common stock exchanged, each rights holder will be entitled to acquire shares of the acquiring company with a value of two times the then exercise price for each right held.
NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of certain financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, are required to be disclosed when it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each type of financial instrument.
CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND MONEY MARKET INVESTMENTS
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
RESIDENTIAL LOANS HELD FOR SALE
The fair value of residential loans held for sale is based on market prices of like kind instruments. A portion of the residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133. The loans’ carrying bases reflects the effects of the SFAS No. 133 adjustments.

LOANS
The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
MORTGAGE SERVICING RIGHTS
The fair value of capitalized mortgage servicing rights is estimated by calculating the present value of estimated future net servicing income derived from related cash flows. The Company had no mortgage servicing rights as of December 31, 2005.
DERIVATIVE FINANCIAL INSTRUMENTS
The fair values of derivative financial instruments are determined based on dealer quotes and are recorded in “Other assets” or “Accrued expenses and other liabilities”.
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
STANDBY LETTERS OF CREDIT
Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. The fair value for standby letters of credit was recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet in accordance with FIN 45.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments, also considered the difference between current levels of interest rates and committed rates. For further information regarding the notional amounts of these financial instruments, see Notes 19 and 20.

The estimated carrying and fair values of Old National’s financial instruments as of December 31 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value

2005
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$402,416	$402,416
Investment securities available-for-sale	2,300,066	2,300,066
Investment securities held-to-maturity	166,799	161,252
Federal Home Loan Bank stock	49,608	49,608
Residential loans held for sale	43,804	43,804
Loans, net	4,814,980	4,764,859
Derivative assets	4,178	4,178

Financial Liabilities
Deposits	$6,465,636	$6,447,985
Short-term borrowings	302,765	302,765
Other borrowings	954,925	977,314
Derivative liabilities	35,500	35,500
Standby letters of credit	531	531

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,523

2004 (restated)
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$216,998	$216,998
Investment securities available-for-sale	2,785,415	2,785,415
Investment securities held-to-maturity	177,794	176,166
Federal Home Loan Bank stock	49,542	49,542
Residential loans held for sale	22,484	22,572
Loans, net	4,879,093	4,860,823
Mortgage servicing rights	15,829	17,121
Derivative assets	9,322	9,322

Financial Liabilities
Deposits	$6,418,709	$6,426,165
Short-term borrowings	347,353	347,353
Other borrowings	1,306,953	1,350,860
Derivative liabilities	18,399	18,399
Standby letters of credit	396	396

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,748
Commercial letters of credit	—	41

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the derivative financial instruments utilized by Old National at December 31:

	2005				2004
				(restated)
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$717,346	$—	$(21,487)	$713,313	$1,238	$(9,672)
Pay fixed interest rate swaps	20,000	245	—	20,000	—	(329)
Forward mortgage loan contracts	42,650	—	(357)	4,663	—	(7)
Cash Flow Hedges
HELOC cash flow	—	—	—	100,000	—	(373)
Anticipated floating rate debt	—	—	—	295,000	742	(1,939)
Stand Alone Hedges
Receive fixed interest rate swaps	445,071	678	(10,774)	506,000	6,074	(4,873)
Interest rate lock commitments	26,012	47	—	28,073	201	—
Forward mortgage loan contracts	10,833	326		37,638	—	(135)
Options on contracts purchased	—	—	—	4,000	—	(4)
Matched Customer Hedges
Customer interest rate swaps	251,383	1,018	(1,766)	69,449	641	(374)
Customer interest rate swaps with counterparty	251,383	1,766	(1,018)	69,449	374	(641)
Customer interest rate cap & collars	11,089	83	(15)	2,300	—	(18)
Customer interest rate cap & collars with counterparty	11,089	15	(83)	2,300	18	—
Customer foreign exchange forward contract	—	—	—	329	34	—
Customer foreign exchange forward contract with counterparty	—	—	—	329	—	(34)

Total	$1,786,856	$4,178	$(35,500)	$1,852,843	$9,322	$(18,399)

Old National has interest rate contracts that are an exchange of interest payments with no effect on the principal amounts of the underlying hedged assets or liabilities. For fair value hedges on liabilities, Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 3.50% to 7.03%. For fair value hedges on assets, Old National pays the counterparty a fixed rate ranging from 3.88% to 4.38% and receives a variable rate based on LIBOR. The contracts terminate on or prior to April 15, 2032.
From time to time, Old National has interest rate contracts classified as cash flow hedges. During 2004, Old National had cash flow hedges on assets which paid the counterparty a variable rate based on prime and received a fixed rate ranging from 5.57% to 6.15%. During 2004, Old National also had cash flow hedges on various liabilities that paid the counterparty a fixed rate ranging from 2.12% to 3.04% and received a variable rate based on LIBOR. Old National also entered into interest rate contracts on anticipated floating rate debt during 2004, which were terminated during the second quarter of 2005. The change in net unrealized losses on cash flow hedges reflects a reclassification of $0.1 million of net unrealized losses from accumulated other comprehensive income to net interest expense during 2005.
Old National has receive-fixed interest rate swaps on certain of its brokered certificates of deposit and junior subordinated debt which are included with the stand-alone hedges. Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.00% to 10.00%. See Note 2 to the consolidated financial statements for additional information related to these derivative instruments.
Old National has various derivatives related to its mortgage-banking activities. In accordance with SFAS No. 149, interest rate lock commitments issued on residential mortgage loans held for sale with clients are considered stand alone derivatives and are accounted for at fair value. Also, Old National uses forward mortgage loan contracts, primarily mortgage-backed whole loan cash forward sale agreements, to hedge exposure to changes in interest rates related to its mortgage loan pipeline and its residential loans held for sale warehouse, which are recorded at fair value. Beginning in February 2003, Old National began assigning a portion of its residential real estate loans held for sale warehouse to qualifying forward mortgage loan contracts, which receives fair value accounting treatment under FAS No. 133. Any ineffectiveness associated with these instruments has been immaterial.
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
NOTE 19 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates. Management does not believe any of these claims could have a material impact on Old National’s results of operations.
Among these were several lawsuits relating to activities in 1995 of First National Bank & Trust Company, Carbondale, Illinois, (“First National”), which Old National acquired in 1999. These lawsuits were brought against Old National Bank, as successor to First National, and were filed by alleged third-party creditors of certain structured settlement trusts. These lawsuits were filed in various jurisdictions, including St. Clair and Cook County in Illinois.
During the quarter ended December 31, 2005, the Illinois Supreme Court affirmed the summary judgement granted in Old National’s favor at the trial court level for cases filed in Cook County, Illinois. In the first quarter of 2006, a case filed in St. Clair County, Illinois that was identical to the Cook County case was dismissed by the trial court. As a result, there are no substantive claims pending by the alleged third-party creditors, and any remaining claims of other third-parties are not expected to have an impact on Old National’s results of operations.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. Total rental expense was $5.4 million in 2005, $5.9 million in 2004 and $5.5 million in 2003. The following is a summary of future minimum lease commitments as of December 31, 2005:

(dollars in thousands)

2006	$4,042
2007	3,819
2008	3,757
2009	3,620
2010	2,814
Thereafter	18,168

Total	$36,220

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.317 billion, commercial letters of credit of $55 thousand and standby letters of credit of $141.6 million at December 31, 2005. At December 31, 2004, loan commitments were $1.239 billion, commercial letters of credit were $16.7 million and standby letters of credit were $106.1 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2005 and 2004, the balance of the allowance for unfunded loan commitments was $4.4 million and $9.9 million, respectively.

At December 31, 2005 and 2004, Old National had credit extensions of $88.1 million and $72.8 million, respectively with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2005 and 2004, the unsecured portion was $32.9 million and $31.9 million respectively.
NOTE 20 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2005, the notional amount of standby letters of credit was $141.6 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
NOTE 21 — REGULATORY RESTRICTIONS
RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31 were $45.9 million in 2005 and $52.5 million in 2004.
RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2005, prior regulatory approval was not required for Old National’s affiliate bank.
CAPITAL ADEQUACY
Old National and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Old National and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require Old National and its bank subsidiary to maintain minimum amounts and ratios as set forth in the following table.
At December 31, 2005, Old National and its bank subsidiary exceeded the regulatory minimums and met the regulatory definition of well-capitalized. To be categorized as well-capitalized, the bank subsidiary must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios.

The following table summarizes capital ratios for Old National and its bank subsidiary as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

2005
Total capital to risk-weighted assets
Old National Bancorp	$860,083	14.40%	$477,819	8.00%	$	N/A	N/A	%
Old National Bank	869,002	14.76	470,962	8.00		588,703	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	635,318	10.64	238,909	4.00		N/A	N/A
Old National Bank	645,297	10.96	235,481	4.00		353,222	6.00
Tier 1 capital to average assets
Old National Bancorp	635,318	7.67	331,195	4.00		N/A	N/A
Old National Bank	645,297	7.88	245,808	3.00		409,680	5.00

2004 (restated)
Total capital to risk-weighted assets
Old National Bancorp	$905,473	14.92%	$485,621	8.00%	$	N/A	N/A	%
Old National Bank	865,446	14.53	476,532	8.00		595,665	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	679,350	11.19	242,811	4.00		N/A	N/A
Old National Bank	640,728	10.76	238,266	4.00		357,399	6.00
Tier 1 capital to average assets
Old National Bancorp	679,350	7.69	353,279	4.00		N/A	N/A
Old National Bank	640,728	7.35	261,582	3.00		435,969	5.00

NOTE 22 — PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National Bancorp:
OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET

	December 31,
	2005	2004
(dollars in thousands)		(restated)

Assets
Deposits in affiliate bank	$305	$263
Investments at fair value	1,354	1,181
Investment in affiliates:
Banks, including purchase accounting goodwill of $5,102 in 2005 and 2004	706,383	730,127
Non-banks	78,324	104,515
Advances to affiliates	57,349	53,527
Other assets	70,911	87,408

Total assets	$914,626	$977,021

Liabilities and Shareholders’ Equity
Other liabilities	$9,852	$16,263
Other borrowings	254,876	256,666
Shareholders’ equity	649,898	704,092

Total liabilities and shareholders’ equity	$914,626	$977,021

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF INCOME

	Years Ended December 31,
	2005	2004	2003
(dollars in thousands)		(restated)	(restated)

Income
Dividends from affiliates	$87,750	$72,400	$56,000
Other income	(10,646)	5,893	6,673
Other income from affiliates	31,727	41,437	24,306

Total income	108,831	119,730	86,979

Expense
Interest on borrowings	16,519	16,003	16,418
Other expenses	34,454	48,959	34,557

Total expense	50,973	64,962	50,975

Income before income taxes and equity in undistributed earnings of affiliates	57,858	54,768	36,004
Income tax benefit	(3,033)	(7,905)	(9,380)

Income before equity in undistributed earnings of affiliates	60,891	62,673	45,384
Equity in undistributed earnings of affiliates	2,873	391	20,138

Net Income	$63,764	$63,064	$65,522

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
(dollars in thousands)		(restated)	(restated)

Cash Flows From Operating Activities
Net income	$63,764	$63,064	$65,522

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	334	469	491
Amortization of unearned stock compensation	—	468	—
(Gain) loss on derivatives	3,436	(10,790)	(8,874)
Net gains on sales of premises and equipment	(12)	(12)	—
(Increase) decrease in other assets	26,892	(8,838)	(13,108)
(Decrease) increase in other liabilities	(11,637)	2,277	21,133
Equity in undistributed earnings of affiliates	(2,873)	(391)	(20,138)

Total adjustments	16,140	(16,817)	(20,496)

Net cash flows provided by operating activities	79,904	46,247	45,026

Cash Flows From Investing Activities
Purchases and adjustments to purchase prices of subsidiaries	—	(857)	(16,295)
Sales of investment securities available-for-sale	33,463	—	—
Net payments from (advances to) affiliates	(2,828)	28,084	(3,804)
Proceeds from sales of premises and equipment	12	107	—
Purchases of premises and equipment	(110)	(287)	(412)

Net cash flows provided by (used in) investing activities	30,537	27,047	(20,511)

Cash Flows From Financing Activities
Payments for maturities on other borrowings	(50,000)	(3,200)	(45,000)
Proceeds from issuance of other borrowings	50,000	—	100,000
Cash dividends paid	(51,690)	(50,275)	(48,366)
Common stock repurchased	(63,902)	(32,664)	(37,830)
Common stock reissued under stock option, restricted stock and stock purchase plans	5,193	12,926	6,728

Net cash flows used in financing activities	(110,399)	(73,213)	(24,468)

Net increase in cash and cash equivalents	42	81	47
Cash and cash equivalents at beginning of period	263	182	135

Cash and cash equivalents at end of period	$305	$263	$182

NOTE 23 — SEGMENT INFORMATION
Old National operates in two operating segments: community banking and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking clients. Beginning January 1, 2005, Old National disaggregated internal reporting for its non-bank operations, including wealth management, investment consulting, insurance, brokerage and investment and annuity sales. These lines of business are now included in the “other” column for all periods reported.
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

Summarized financial information concerning segments is shown in the following table for the years ended December 31:

SEGMENT INFORMATION
	Community
(dollars in thousands)	Banking	Treasury	Other	Total

2005
Net interest income	$257,898	$(24,777)	$(13,969)	$219,152
Provision for loan losses	23,212	(112)	—	23,100
Noninterest income	73,648	4,327	81,923	159,898
Noninterest expense	196,983	2,940	62,184	262,107
Income (loss) before income taxes and discontinued operations	111,351	(23,278)	5,770	93,843
Income tax expense (benefit)	30,035	(16,596)	1,815	15,254
Loss from discontinued operations, net of income tax benefit	—	—	(14,825)	(14,825)
Segment profit (loss)	81,316	(6,682)	(10,870)	63,764
Total assets	5,199,243	3,074,379	218,400	8,492,022

2004 (restated)
Net interest income	$275,013	$(28,972)	$(14,284)	$231,757
Provision for loan losses	22,189	211	—	22,400
Noninterest income	75,341	21,901	65,646	162,888
Noninterest expense	250,393	3,803	55,207	309,403
Income (loss) before income taxes and discontinued operations	77,772	(11,085)	(3,845)	62,842
Income tax expense (benefit)	17,978	(14,258)	(1,191)	2,529
Income from discontinued operations, net of income tax expense	—	—	2,751	2,751
Segment profit	59,794	3,173	97	63,064
Total assets	5,200,487	3,425,253	272,564	8,898,304

2003 (restated)
Net interest income	$292,663	$(41,195)	$3,823	$255,291
Provision for loan losses	85,000	—	—	85,000
Noninterest income	124,365	39,530	9,047	172,942
Noninterest expense	258,604	16	17,181	275,801
Income (loss) before income taxes and discontinued operations	73,424	(1,681)	(4,311)	67,432
Income tax expense (benefit)	17,524	(11,478)	(1,665)	4,381
Income from discontinued operations, net of income tax expense	—	—	2,471	2,471
Segment profit (loss)	55,900	9,797	(175)	65,522
Total assets	5,806,589	3,286,533	270,110	9,363,232

NOTE 24 — INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2005 and 2004. The Company has restated its consolidated financial statements as discussed in Note 2 to the consolidated financial statements for the quarterly periods in fiscal 2004 and the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005.
INTERIM FINANCIAL DATA (restated)

(unaudited, dollars	Quarters Ended 2005				Quarters Ended 2004
and shares in thousands,	December	September	June	March	December	September	June	March
except per share data)	31	30	30	31	31	30	30	31

Interest income	$109,554	$107,911	$105,006	$102,768	$102,149	$101,461	$105,401	$108,109
Interest expense	55,946	52,245	50,325	47,571	46,776	45,154	45,402	48,031

Net interest income	53,608	55,666	54,681	55,197	55,373	56,307	59,999	60,078
Provision for loan losses	6,000	6,000	6,000	5,100	—	7,400	7,500	7,500
Noninterest income	45,662	34,460	46,518	33,258	37,164	45,584	33,217	46,923
Noninterest expense	69,848	62,002	63,901	66,356	74,582	69,094	91,725	74,002

Income (loss) before income taxes and discontinued operations	23,422	22,124	31,298	16,999	17,955	25,397	(6,009)	25,499
Income tax expense (benefit)	3,962	3,248	6,601	1,443	1,545	4,003	(7,268)	4,249

Income from continuing operations	$19,460	$18,876	$24,697	$15,556	$16,410	$21,394	$1,259	$21,250
Income (loss) from discontinued operations, net of tax expense (benefit) (2)	—	(14,383)	542	(984)	399	365	1,068	919

Net income	$19,460	$4,493	$25,239	$14,572	$16,809	$21,759	$2,327	$22,169

Net income per share (1)
Basic net income per share from continuing operations	$0.29	$0.28	$0.37	$0.22	$0.23	$0.32	$0.01	$0.31
Basic net income (loss) per share from discontinued operations	—	(0.21)	—	(0.01)	0.01	—	0.02	0.01
Basic net income per share	0.29	0.07	0.37	0.21	0.24	0.32	0.03	0.32

Diluted net income per share from continuing operations	$0.28	$0.28	$0.37	$0.22	$0.23	$0.31	$0.01	$0.31
Diluted net income (loss) per share from discontinued operations	—	(0.21)	—	(0.01)	0.01	—	0.02	0.01
Diluted net income per share	0.28	0.07	0.37	0.21	0.24	0.31	0.03	0.32

Dividends per common share	$0.19	$0.19	$0.19	$0.19	$0.18	$0.18	$0.18	$0.18
Weighted average shares (1)
Basic	67,323	68,011	68,471	68,589	69,132	69,353	69,651	69,677
Diluted	67,591	68,331	68,488	68,787	70,022	70,067	70,160	69,783

(1)	All share and per share data have been adjusted for stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005. Diluted data assumes the conversion of stock options and restricted stock.

(2)	Old National recorded a $1.1 million impairment charge in the third quarter of 2005. Based on timing, this charge should have been recorded in the second quarter of 2005, as reflected above. See Note 3 to the consolidated financial statements.

The following table reflects the quarterly results of operations for the years ended December 31, 2005 and 2004 as previously reported:
INTERIM FINANCIAL DATA (as previously reported)

(unaudited, dollars	Quarters Ended 2005			Quarters Ended 2004
and shares in thousands,	September	June	March	December	September	June	March
except per share data)	30	30	31	31	30	30	31

Interest income	$107,911	$105,006	$102,768	$102,149	$101,461	$105,401	$108,109
Interest expense	50,303	47,880	44,130	42,637	40,473	40,271	43,010

Net interest income	57,608	57,126	58,638	59,512	60,988	65,130	65,099
Provision for loan losses	6,000	6,000	5,100	—	7,400	7,500	7,500
Noninterest income	38,964	38,197	35,726	35,710	34,971	42,176	37,506
Noninterest expense	61,698	63,625	66,077	74,439	68,900	91,521	73,848

Income before income taxes and discontinued operations	28,874	25,698	23,187	20,783	19,659	8,285	21,257
Income tax expense (benefit)	5,774	4,489	3,747	2,587	1,840	(1,930)	2,667

Income from continuing operations	$23,100	$21,209	$19,440	$18,196	$17,819	$10,215	$18,590
Income from discontinued operations, net of tax expense (benefit)	(15,507)	1,666	(984)	399	365	1,068	919

Net income	$7,593	$22,875	$18,456	$18,595	$18,184	$11,283	$19,509

Net income per share (1)
Basic net income per share from continuing operations	$0.34	$0.31	$0.28	$0.26	$0.26	$0.14	$0.27
Basic net income (loss) per share from discontinued operations	(0.23)	0.02	(0.01)	0.01	—	0.02	0.01
Basic net income per share	0.11	0.33	0.27	0.27	0.26	0.16	0.28

Diluted net income per share from continuing operations	$0.34	$0.31	$0.28	$0.26	$0.26	$0.14	$0.27
Diluted net income (loss) per share from discontinued operations	(0.23)	0.02	(0.01)	0.01	—	0.02	0.01
Diluted net income per share	0.11	0.33	0.27	0.27	0.26	0.16	0.28

Dividends per common share	$0.19	$0.19	$0.19	$0.18	$0.18	$0.18	$0.18
Weighted average shares (1)
Basic	68,011	68,471	68,589	69,132	69,353	69,651	69,677
Diluted	68,331	68,488	68,787	70,022	70,067	70,160	69,783

(1)	All share and per share data have been adjusted for stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005,
NOTE 25 — SUBSEQUENT EVENT
During the fourth quarter of 2005, Old National entered into an agreement with respect to the sale of a branch in O’Fallon, Illinois, assigning approximately $22.1 million in deposits and selling approximately $28.4 million in loans outstanding. This branch is in a market no longer considered consistent with the Company’s strategy. The sale, when complete, will result in a pre-tax gain of approximately $3.0 million which will be included in income from continuing operations in 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On November 7, 2005 the Audit Committee of Old National Bancorp approved the dismissal of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, effective upon the completion of services related to the Company’s financial statements as of and for the year ending December 31, 2005 and the Form 10-K in which such financial statements are included.
The reports of PricewaterhouseCoopers LLP on the financial statements of the Company for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principle, except that the report on the consolidated financial statements of the Company for the years ended December 31, 2005 and 2004 contained an explanatory paragraph stating that the 2004 and 2003 consolidated financial statements have been restated.
During the years ended December 31, 2005 and 2004 and through the date of this filing, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference thereto in its reports on the financial statements for such years.
As previously reported and as discussed under Remediation of Material Weakness in Internal Control Over Financial Reporting in Item 9A, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s audited financial statements for 2004, 2003 and 2002 and the unaudited interim financial statements for each of the quarters ended March 31, June 30, and September 30, 2005 and 2004 could not be relied upon. Based upon their evaluation, management concluded that as of the end date for each of these periods, a material weakness in Old National’s internal control over financial reporting relating to the accounting for certain derivative transactions existed.
Except for the material weakness described above, there are no reportable events under Item 304(a)(1)(v) of Regulation S-K that occurred during the years ended December 31, 2005 and 2004 or through the date of this filing. The Company has authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of a successor auditor concerning the subject matter of the reportable event described above.
A letter from PricewaterhouseCoopers LLP addressed to the Securities and Exchange Commission stating whether or not PricewaterhouseCoopers LLP agrees with the statements set forth above is included as Exhibit 16.1 to this Form 10-K.
On November 7, 2005 the Audit Committee of the Company engaged Crowe Chizek and Company LLC as the Company’s new independent registered public accounting firm for the year 2006. During the two years ended December 31, 2005 and 2004 and through the date of this filing, the Company did not consult with Crowe Chizek and Company LLC regarding either (i) the application of accounting principles to any specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements or (iii) any matters or reportable events as set forth in Item 304(a)(1)(iv) and (v) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of December 31, 2005, Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by Old National in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Management of Old National is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Old National’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Old National’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management of Old National has performed, with the participation of the principal executive officer and the principal financial officer, an assessment of the effectiveness of Old National’s internal control over financial reporting as of December 31, 2005. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under the criteria in Internal Control-Integrated Framework, management concluded that Old National’s internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of Old National’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report on Form 10-K.
Remediation of Material Weakness in Internal Control Over Financial Reporting
During the fourth quarter of 2005, management identified an error related to Old National’s accounting for certain derivative transactions. Additionally, it was determined that Old National’s previously issued financial statements for the year ended December 31, 2004, each of the quarters within 2004 and the quarters ended March 31, June 30, and September 30, 2005 could not be relied upon. Based upon their evaluation of the error, management concluded that as of the end date for each of these periods, a material weakness in Old National’s internal control over financial reporting relating to the accounting for certain derivative transactions existed. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, management has concluded that Old National’s internal control over financial reporting was not effective as of December 31, 2004. Specifically, Old National did not maintain effective controls over the classification of certain interest rate swaps and the related hedged liabilities. This failure resulted from Old National utilizing the short-cut method for evaluating hedge effectiveness when this method was not in accordance with generally accepted accounting principles for use with these instruments. To remediate this material weakness and ensure the integrity of Old National’s financial reporting processes, management of Old National implemented the following actions.
1)	Implemented a control in which management and relevant personnel involved in derivatives transactions perform a quarterly review of Old National’s entire derivative portfolio to ensure we properly identify, evaluate and document acceptable methods for measuring hedge effectiveness;

2)	Updated Old National’s policy to specifically require the utilization of the long haul method of hedge accounting for all new hedge relationships unless otherwise approved by Old National’s Senior Accounting Officer;

3)	Implemented a control in which management will, on a quarterly basis, review the impact of new interpretations or accounting changes with respect to the application of hedge accounting on existing significant hedging relationships. To complete this review we use our third party consultant and subscription to the Derivative Implementation Notification Service to ensure proper notification of newly posted guidance on the requirements of SFAS No. 133

As of December 31, 2005, management concluded that the new and enhanced controls described above have remediated the material weakness related to the accounting for certain derivative financial instruments.
Changes in Internal Control over Financial Reporting
Other than such actions as noted above under the heading “Remediation of Material Weakness in Internal Control Over Financial Reporting”, there have been no other changes to our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005. The applicable information appearing in the 2006 proxy statement is incorporated by reference.
Old National has adopted a code of ethics that applies to Old National’s principal executive officer, principal financial officer and principal accounting officer. The text of the code of ethics is available on Old National’s Internet website at www.oldnational.com or in print to any shareholder who requests it.
ITEM 11. EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005. The applicable information appearing in our 2006 Proxy Statement is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
This information is omitted from this report, with the exception of the equity compensation plan information, pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005. The applicable information appearing in the 2006 Proxy Statement is incorporated by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 1999 Equity Incentive Plan approved by security holders in 1999 as of the fiscal year ended December 31, 2005.
1999 EQUITY COMPENSATION PLAN

	Number of securities to		Number of securities
	be issued upon exercise		remaining available for
	of outstanding options,		future issuance under
	warrants and rights	Weighted-average	equity compensation plan
	and issuance of	exercise price of	(excluding securities
Plan Category	restricted stock	outstanding options	reflected in column (a))

Equity compensation plans approved by security holders	6,234,470	$20.97	976,140

Equity compensation plans not approved by security holders	—	—	—

Total	6,234,470	$20.97	976,140

Old National has assumed a number of stock options through various mergers.The number of stock options outstanding related to acquisitions at December 31, 2005 was 31,643 with a weighted-average exercise price or $12.38. The table above includes 484,220 shares of restricted stock with no exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005. The applicable information appearing in the 2005 Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005. The applicable information appearing in the 2005 Proxy Statement is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:
The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet—December 31, 2005 and 2004
Consolidated Statement of Income—Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Shareholders’ Equity—Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Cash Flows—Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:
Exhibit
Number
3(i)	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(I) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3(ii)	By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4	Instruments defining rights of security holders, including indentures

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10	Material contracts
(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

(j)	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(k)	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(l)	Form of Change of Control Agreement for Robert G. Jones, Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(m)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

(n)	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(o)	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(p)	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*

(q)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(r)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

(s)	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(t)	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(u)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*
16.1	Letter from PricewaterhouseCoopers LLP regarding change of accountant

21	Subsidiaries of Old National Bancorp

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
With the exception of the information herein expressly incorporated by reference, the 2006 Proxy Statement is not to be deemed filed as part of this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date:	March 8, 2006

Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2006, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Joseph D. Barnette, Jr.	By:	/s/ Robert G. Jones

	Joseph D. Barnette, Jr., Director		Robert G. Jones,
President and Chief Executive Officer
By:	/s/ Alan W. Braun		(Principal Executive Officer)
Alan W. Braun, Director
		By:	/s/ Marjorie Z. Soyugenc

By:	/s/ Larry E. Dunigan		Marjorie Z. Soyugenc, Director
Larry E. Dunigan,
	Chairman of the Board of Directors	By:	/s/ Kelly N. Stanley

Kelly N. Stanley, Director
By:	/s/ David E. Eckerle
	David E. Eckerle, Director	By:	/s/ Charles D. Storms

Charles D. Storms, Director
By:	/s/ Niel C. Ellerbrook
	Niel C. Ellerbrook, Director	By:	/s/ Christopher A. Wolking

Christopher A. Wolking
By:	/s/ Andrew E. Goebel		Executive Vice President and Chief
	Andrew E. Goebel, Director		Financial Officer (Principal Financial Officer)

		By:	/s/ Candice J. Jenkins

By:	/s/ Phelps L. Lambert		Candice J. Jenkins
	Phelps L. Lambert, Director		Senior Vice President and Corporate Controller
(Principal Accounting Officer)