Form 10-Q/A
period 2005-03-31
OLD NATIONAL BANCORP /IN/
filed 2006-04-04
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
     Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 68,321,000 shares outstanding at April 30, 2005.

OLD NATIONAL BANCORP
FORM 10-Q/A

EXPLANATORY NOTE
We are filing this Quarterly Report on Form 10-Q/A (the “Amended Report”) to correct errors related to Old National Bancorp’s derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 2 to the consolidated financial statements for further explanation.
For the reason discussed above, we are filing this Amended Report in order to amend Part 1. Item 1. “Financial Statements,” Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” Item 4. “Controls and Procedures” and Part II, Item 6. certifications in Exhibits 31.1, 31.2, 32.1 and 32.2.
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, May 10, 2005, and we have not updated the disclosures in this report to speak as of the later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

		March 31,	December 31,
(dollars and shares in thousands)	2005	2004	2004
(unaudited)	(restated)	(restated)	(restated)

Assets
Cash and due from banks	$159,516	$176,022	$204,678
Money market investments	39,854	15,733	12,320

Total cash and cash equivalents	199,370	191,755	216,998
Investment securities — available-for-sale, at fair value
U.S. Treasury	33,247	13,117	66,837
U.S. Government-sponsored agencies	637,601	552,228	632,473
Mortgage-backed securities	1,248,491	1,298,932	1,267,320
States and political subdivisions	583,051	664,264	597,631
Other securities	215,526	91,077	221,154

Investment securities — available-for-sale	2,717,916	2,619,618	2,785,415
Investment securities — held-to-maturity, at amortized cost (fair value $165,198, $205,812 and $176,166 respectively)	170,194	204,406	177,794
Federal Home Loan Bank stock, at cost	49,556	49,502	49,542
Residential loans held for sale	31,685	17,895	22,484
Loans:
Commercial	1,522,497	1,614,516	1,550,640
Commercial real estate	1,639,968	1,830,532	1,653,122
Residential real estate	558,219	939,156	555,423
Consumer credit, net of unearned income	1,219,655	1,175,450	1,205,657

Total loans	4,940,339	5,559,654	4,964,842
Allowance for loan losses	(86,307)	(100,645)	(85,749)

Net loans	4,854,032	5,459,009	4,879,093

Premises and equipment, net	209,655	194,262	212,787
Goodwill	100,965	129,251	129,947
Other intangible assets	16,526	41,113	38,868
Mortgage servicing rights	15,129	12,319	15,829
Assets held for sale	57,241	—	—
Accrued interest receivable and other assets	370,778	348,159	369,547

Total assets	$8,793,047	$9,267,289	$8,898,304

Liabilities
Deposits:
Noninterest-bearing demand	$850,571	$794,502	$851,218
Interest-bearing:
NOW	1,826,861	1,587,353	1,920,501
Savings	495,430	467,575	480,392
Money market	619,975	593,222	573,334
Time	2,577,084	2,941,668	2,593,264

Total deposits	6,369,921	6,384,320	6,418,709
Short-term borrowings	493,312	471,403	347,353
Other borrowings	1,152,263	1,521,340	1,306,953
Liabilities held for sale	11,238	—	—
Accrued expenses and other liabilities	98,724	141,315	121,197

Total liabilities	8,125,458	8,518,378	8,194,212

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 68,717, 66,449 and 69,287 shares issued and outstanding, respectively	68,717	66,449	69,287
Capital surplus	614,741	578,650	630,461
Retained earnings	1,585	68,038	—
Accumulated other comprehensive income (loss), net of tax	(17,454)	35,774	4,344

Total shareholders’ equity	667,589	748,911	704,092

Total liabilities and shareholders’ equity	$8,793,047	$9,267,289	$8,898,304

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,
	2005	2004
(dollars in thousands, except per share data) (unaudited)	(restated)	(restated)

Interest Income
Loans including fees:
Taxable	$68,580	$74,382
Nontaxable	4,062	4,367
Investment securities, available-for-sale:
Taxable	21,538	19,893
Nontaxable	6,673	7,362
Investment securities, held-to-maturity, taxable	1,786	2,097
Money market investments	129	8

Total interest income	102,768	108,109

Interest Expense
Deposits	30,849	32,269
Short-term borrowings	2,017	990
Other borrowings	14,705	14,772

Total interest expense	47,571	48,031

Net interest income	55,197	60,078
Provision for loan losses	5,100	7,500

Net interest income after provision for loan losses	50,097	52,578

Noninterest Income
Wealth management fees	4,875	4,922
Service charges on deposit accounts	11,098	10,765
ATM and debit card fees	2,361	1,965
Mortgage banking revenue	1,377	(320)
Insurance premiums and commissions	9,051	9,207
Investment product fees	2,583	3,185
Bank-owned life insurance	1,754	2,053
Net securities gains (losses)	(520)	1,985
Gain (loss) on derivatives	(2,872)	9,289
Other income	3,272	3,718

Total noninterest income	32,979	46,769

Noninterest Expense
Salaries and employee benefits	39,038	44,225
Occupancy	5,031	4,580
Equipment	3,512	3,441
Marketing	1,912	2,286
Outside processing	5,116	4,931
Communication and transportation	2,521	2,866
Professional fees	2,114	3,011
Loan expense	899	1,467
Supplies	875	1,000
Other real estate owned expense	278	1,656
Other expense	4,781	4,385

Total noninterest expense	66,077	73,848

Income before income taxes and discontinued operations	16,999	25,499
Income tax expense	1,443	4,249

Income from continuing operations	15,556	21,250
Income (loss) from discontinued operations, net of tax expense (benefit) of $(68) and $610, respectively	(984)	919

Net income	$14,572	$22,169

Basic net income per share from continuing operations	$0.22	$0.31
Basic net income (loss) per share from discontinued operations	(0.01)	0.01
Basic net income per share	0.21	0.32

Diluted net income per share from continuing operations	$0.22	$0.31
Diluted net income (loss) per share from discontinued operations	(0.01)	0.01
Diluted net income per share	0.21	0.32

Dividends per common share	$0.19	$0.18
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’
in thousands) (unaudited)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2003 as previously reported	66,575	$66,575	$581,224	$53,107	$14,583	$715,489
Restatement adjustment	—	—	—	5,391	—	5,391

Balance, December 31, 2003 as restated	66,575	$66,575	$581,224	$58,498	$14,583	$720,880
Net income (restated)	—	—	—	22,169	—	22,169
Unrealized net securities gains, net of $15,922 tax	—	—	—	—	21,929	21,929
Reclassification adjustment for gains included in net income, net of $(835) tax	—	—	—	—	(1,150)	(1,150)
Net unrealized derivative gains on cash flow hedges, net of $235 tax	—	—	—	—	365	365
Reclassification adjustment on cash flow hedges, net of $31 tax	—	—	—	—	47	47
Cash dividends	—	—	—	(12,629)	—	(12,629)
Stock repurchased	(468)	(468)	(9,613)	—	—	(10,081)
Stock reissued under stock option and stock purchase plans	342	342	7,039	—	—	7,381

Balance, March 31, 2004	66,449	$66,449	$578,650	$68,038	$35,774	$748,911

Balance, December 31, 2004 as previously reported	69,287	$69,287	$629,577	$—	$4,344	$703,208
Restatement adjustment	—	—	884	—	—	884

Balance, December 31, 2004 as restated	69,287	$69,287	$630,461	$—	$4,344	$704,092
Net income (restated)	—	—	—	14,572	—	14,572
Unrealized net securities losses, net of $(16,026) tax	—	—	—	—	(23,799)	(23,799)
Reclassification adjustment for securities losses included in net income, net of $209 tax	—	—	—	—	311	311
Net unrealized derivative gains on cash flow hedges, net of $1,135 tax	—	—	—	—	1,756	1,756
Reclassification adjustment on cash flow hedges, net of $(42) tax	—	—	—	—	(66)	(66)
Cash dividends	—	—	—	(12,987)	—	(12,987)
Stock repurchased	(850)	(850)	(17,542)	—	—	(18,392)
Stock issued under stock option, restricted stock and stock purchase plans	280	280	1,822	—	—	2,102

Balance, March 31, 2005	68,717	$68,717	$614,741	$1,585	($17,454)	$667,589

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
(dollars in thousands) (unaudited)	(restated)	(restated)

Cash Flows From Operating Activities
Net income	$14,572	$22,169

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,872	3,229
Amortization of other intangible assets and goodwill impairment	3,561	799
Net premium amortization on investment securities	905	1,565
Amortization of unearned stock compensation	492	—
Provision for loan losses	5,100	7,500
Net securities (gains) losses	520	(1,985)
(Gain) loss on derivatives	2,872	(9,289)
Net gains on sales and write-downs of loans and other assets	(1,167)	(1,362)
Residential real estate loans originated for sale	(78,115)	(83,911)
Proceeds from sale of residential real estate loans	69,299	82,857
(Increase) decrease in accrued interest and other assets	(20,156)	19,394
Increase in accrued expenses and other liabilities	6,805	13,407

Total adjustments	(6,012)	32,204

Net cash flows provided by operating activities	8,560	54,373

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(80,753)	(388,541)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	73,798	254,910
Proceeds from sales of investment securities available-for-sale	33,881	207,394
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	7,418	6,242
Net principal collected from customers	19,961	6,992
Proceeds from sale of premises and equipment and other assets	924	806
Purchase of premises and equipment	(1,716)	(16,261)

Net cash flows provided by investing activities	53,513	71,542

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(647)	(28,644)
Savings, NOW and money market deposits	(31,961)	(13,599)
Time deposits	(16,180)	(68,276)
Short-term borrowings	145,959	56,815
Payments for maturities on other borrowings	(147,103)	(156,559)
Proceeds from issuance of other borrowings	—	54,543
Cash dividends paid	(12,987)	(12,629)
Common stock repurchased	(18,392)	(10,081)
Common stock issued under stock option, restricted stock and stock purchase plans	1,610	7,381

Net cash flows used in financing activities	(79,701)	(171,049)

Net decrease in cash and cash equivalents	(17,628)	(45,134)
Cash and cash equivalents at beginning of period	216,998	236,889

Cash and cash equivalents at end of period	$199,370	$191,755

Total interest paid	$41,916	$42,051
Total taxes paid	$400	$—
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2005 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2005 and 2004, and December 31, 2004, and the results of its operations for the three months ended March 31, 2005 and 2004. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with the 2004 annual financial statements which were restated within Old National’s Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 — RESTATEMENT
The previously issued consolidated financial statements for the three months ended March 31, 2005 and 2004 have been restated. The restatement is correcting errors related to the Old National’s derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
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

CONSOLIDATED BALANCE SHEETS:

	As of March 31, 2005
	As
	Previously	As
(dollars in thousands)	Reported	Restated

Total assets	$8,793,047	$8,793,047
Interest bearing deposits	5,511,092	5,519,350
Other borrowings	1,155,595	1,152,263
Accrued expenses and other liabilities	100,650	98,724
Total liabilities	8,122,458	8,125,458
Capital surplus	613,857	614,741
Retained earnings	5,469	1,585
Total shareholders’ equity	670,589	667,589
Total liabilities and shareholders’ equity	$8,793,047	$8,793,047

CONSOLIDATED STATEMENTS OF INCOME:

	For the Three Months Ended March 31,
	2005		2004
	As		As
	Previously	As	Previously	As
(dollars in thousands)	Reported	Restated	Reported	Restated

Interest on deposits	$29,010	$30,849	$29,365	$32,269
Interest on other borrowings	13,103	14,705	12,655	14,772
Total interest expense	44,130	47,571	43,010	48,031
Net interest income	58,638	55,197	65,099	60,078
Net interest income after provision for loan losses	53,538	50,097	57,599	52,578
Gain (loss) on derivatives	—	(2,872)	—	9,289
Total noninterest income	36,005	32,979	37,660	46,769
Income before income taxes and discontinued operations	23,187	16,999	21,257	25,499
Income tax expense	3,747	1,443	2,667	4,249
Income from continuing operations	19,440	15,556	18,590	21,250
Income (loss) from discontinued operations	(984)	(984)	919	919
Net income	$18,456	$14,572	$19,509	$22,169
Per common share:
Basic	$0.27	$0.21	$0.28	$0.32
Diluted	0.27	0.21	0.28	0.32

Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.
Also affected by the restatements were Notes 1, 3, 5, 10, 12, 13, 14 and 17 to the consolidated financial statements.

NOTE 3 — IMPACT OF ACCOUNTING CHANGES
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

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2005	2004

Net income as reported	$14,572	$22,169
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	320	—
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(483)	—
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,326)	(1,663)

Proforma net income	$13,083	$20,506

Basic net income per share:
As reported	$0.21	$0.32
Proforma	0.19	0.29
Diluted net income per share:
As reported	$0.21	$0.32
Proforma	0.19	0.29
In March 2004, the Emerging Issues Task Force (“EITF”), a unit of the FASB, reached a consensus on EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF Issue provides guidance on evaluating when securities losses should be deemed “other-than-temporary” and, consequently, written down through earnings. In November 2003, a consensus was reached on the section of this EITF Issue that mandates certain disclosures in annual financial statements for all investments in an unrealized loss position for which “other-than-temporary” impairments have not been recognized. The recognition and measurement guidance of this EITF Issue was effective for reporting periods beginning after June 15, 2004, and the disclosure requirements were effective for annual financial statements for fiscal years ending after December 15, 2003. On September 30, 2004, the FASB issued a Final FASB Staff Position that delayed the effective date for the measurement and recognition guidance included in this EITF Issue to enable the FASB to issue implementation guidance. Until such guidance is finalized, it is uncertain whether this EITF Issue will have a material impact on Old National.

NOTE 4 — ACQUISITIONS
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

	Three Months Ended			Three Months Ended
(dollars and shares in thousands,	March 31, 2005			March 31, 2004
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$15,556	68,589	$0.22	$21,250	69,677	$0.31
Income (loss) from discontinued operations	(984)		(0.01)	919		0.01

Income from operations	$14,572	68,589	$0.21	$22,169	69,677	$0.32

Diluted Net Income Per Share
Income from continuing operations	$15,556	68,589	$0.22	$21,250	69,677	$0.31
Effect of dilutive securities:
Stock options	—	198	—	—	106	—

Income from continuing operations and assumed conversions	$15,556	68,787	$0.22	$21,250	69,783	$0.31
Income (loss) from discontinued operations	(984)		(0.01)	919		0.01

Income from operations and assumed conversions	$14,572	68,787	$0.21	$22,169	69,783	$0.32

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2005
Available-for-sale	$2,747,947	$31,310	$(61,341)	$2,717,916
Held-to-maturity	170,194	—	(4,996)	165,198

2004
Available-for-sale	$2,560,004	$68,873	$(9,259)	$2,619,618
Held-to-maturity	204,406	1,406	—	205,812

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

NOTE 7 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2005	2004

Balance, January 1	$85,749	$95,235
Transfer from allowance for unfunded commitments	—	1,381
Additions:
Provision charged to expense	5,100	7,500
Deductions:
Loans charged-off	6,364	5,652
Recoveries	(1,822)	(2,181)

Net charge-offs	4,542	3,471

Balance, March 31	$86,307	$100,645

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities.
The following is a summary of information pertaining to impaired loans at March 31:

(dollars in thousands)	2005	2004

Impaired loans without a valuation allowance	$10,793	$22,137
Impaired loans with a valuation allowance	34,915	71,913

Total impaired loans	$45,708	$94,050

Valuation allowance related to impaired loans	$14,495	$27,475

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

The change in the carrying amount of goodwill by segment for the three months ended March 31, 2005, was as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill transfered to assets held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, March 31, 2005	$70,944	$30,021	$100,965

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
The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of March 31:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

2005
Amortized intangible assets:
Core deposit	$5,574	$(3,778)	$1,796
Customer business relationships	17,025	(2,295)	14,730

Total intangible assets	$22,599	$(6,073)	$16,526

2004
Amortized intangible assets:
Core deposit	$5,574	$(3,198)	$2,376
Customer business relationships	36,676	(2,544)	34,132
Non-compete agreements	1,100	(96)	1,004
Technology	1,300	(499)	801

Total amortized intangible assets	44,650	(6,337)	38,313
Unamortized intangible assets:
Trade name	2,800	—	2,800

Total intangible assets	$47,450	$(6,337)	$41,113

Total amortization expense associated with other intangible assets for the three months ended March 31, was $661 thousand in 2005 and $799 thousand in 2004. The following is the estimated amortization expense for the future years ending:

(dollars in thousands)

2005 remaining	$1,285
2006	1,584
2007	1,283
2008	1,214
2009	1,146
Thereafter	10,014

Total	$16,526

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
The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at March 31:

(dollars in thousands)	2005	2004

Balance before valuation allowance, January 1	$15,829	$15,790
Rights capitalized	688	830
Amortization	(1,388)	(1,725)

Balance before valuation allowance, March 31	15,129	14,895

Valuation allowance:
Balance, January 1	—	(1,131)
Additions to valuation allowance	—	(1,940)
Reductions to valuation allowance	—	495

Balance, March 31	—	(2,576)

Mortgage servicing rights, net	$15,129	$12,319

NOTE 10 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at March 31:

(dollars in thousands)	2005	2004

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturities August 2007 to June 2008	$110,000	$113,200
Junior subordinated debentures (fixed rates 8.00% to 9.50%) maturities March 2030 to April 2032	150,000	150,000
SFAS 133 fair value hedge and other basis adjustments	(5,196)	(446)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.05% to 3.08% and variable rates 1.70% to 3.61%) maturities January 2007 to December 2009	198,000	298,000
Federal Home Loan Bank advances (fixed rates 4.28% to 8.34%) maturities June 2005 to October 2022	434,741	608,788
Senior unsecured bank notes (fixed rate 3.95% and variable rates 3.02% to 3.38%) maturities May 2005 to February 2008	115,000	190,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,515	4,543
SFAS 133 fair value hedge and other basis adjustments	(4,797)	7,255

Total other borrowings	$1,152,263	$1,521,340

Contractual maturities of other borrowings at March 31, 2005, were as follows:

(dollars in thousands)

Due in 2005	$95,075
Due in 2006	78,361
Due in 2007	110,034
Due in 2008	343,037
Due in 2009	76,040
Thereafter	459,709
SFAS 133 fair value hedge and other basis adjustments	(9,993)

Total	$1,152,263

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
At March 31, 2005, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2005 remaining	$278
2006	371
2007	371
2008	371
2009	390
Thereafter	12,874

Total minimum lease payments	14,655
Less amounts representing interest	10,140

Present value of net minimum lease payments	$4,515

NOTE 11 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National’s noncontributory defined benefit retirement plan for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2005	2004

Service cost	$518	$537
Interest cost	893	975
Expected return on plan assets	(908)	(851)
Amortization of prior service cost	8	8
Amortization of transitional asset	—	(108)
Recognized actuarial loss	408	397

Net periodic benefit cost	$919	$958

STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At March 31, 2005, 6.6 million shares were outstanding under the plan, including 6.1 million stock options and 0.5 million shares of restricted stock as described below, and 1.0 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Old National accounts for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to restricted stock plans. See Note 3 for proforma net income and net income per share data.
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

NOTE 12 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

(dollars in thousands)	2005	2004

Provision at statutory rate of 35%	$5,950	$8,925
Tax-exempt income	(4,340)	(4,805)
Other, net	(167)	129

Income tax expense	$1,443	$4,249

Effective tax rate	8.5%	16.7%

For the three months ended March 31, 2005, the effective tax rate was lower than for the same period of last year. The decreased effective tax rate for the quarter ended March 31, 2005 resulted from a higher percentage of tax-exempt income to total income compared to the quarter ended March 31, 2004.
NOTE 13 — COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2005	2004

Net income:	$14,572	$22,169
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	(23,799)	21,929
Less: reclassification adjustment for securities (gains) losses realized in net income, net of tax	311	(1,150)
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax	1,756	365
Less: reclassification adjustment on cash flow hedges, net of tax	(66)	47

Net unrealized gains (losses)	(21,798)	21,191

Comprehensive income (loss)	$(7,226)	$43,360

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

	2005			2004
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$748,313	$60	$(19,683)	$545,096	$7,322	$(3,744)
Pay fixed interest rate swaps	20,000	180	(3)	—	—	—
Forward mortgage loan contracts	8,745	163	—	2,642	—	(16)
Cash Flow Hedges
HELOC cash flow	100,000	—	(1,244)	100,000	2,073	—
Pay fixed interest rate swaps	50,000	504	—	150,000	109	(468)
Anticipated floating rate debt	195,000	1,942	(29)	—	—	—
Stand Alone Hedges
Receive fixed interest rate swaps	456,000	3,332	(8,420)	523,000	14,796	(2,133)
Interest rate lock commitments	36,234	24	—	65,535	230	—
Forward mortgage loan contracts	50,860	282	—	69,786	—	(65)
Options on contracts purchased	—	—	—	4,000	—	—
Matched Customer Hedges
Customer interest rate swaps	101,904	478	(1,016)	44,523	1,097	(69)
Customer interest rate swaps with counterparty	101,904	1,012	(474)	44,523	69	(1,097)
Customer interest rate cap	2,300	—	(21)	15,300	—	(53)
Customer interest rate cap with counterparty	2,300	21	—	15,300	53	—

Total	$1,873,560	$7,998	$(30,890)	$1,579,705	$25,749	$(7,645)

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
NOTE 16 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients that are considered financial guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2005, the notional amount of standby letters of credit was $121.9 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. Old National also enters into forward contracts for the future delivery of conforming residential real estate loans at a specified interest rate to reduce interest rate risk associated with loans held for sale. These forward contracts are considered derivative instruments accounted for under SFAS No. 133. See additional information in Note 14.
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
Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

2005
Net interest income	$65,801	$(7,236)	$(3,368)	$55,197
Provision for loan losses	5,079	21	—	5,100
Noninterest income	17,383	(1,086)	16,682	32,979
Noninterest expense	54,127	747	11,203	66,077
Income (loss) before income taxes and discontinued operations	23,978	(9,090)	2,111	16,999
Income tax expense (benefit)	6,349	(5,590)	684	1,443
Loss from discontinued operations, net of income tax benefit	—	—	(984)	(984)
Segment profit	17,629	(3,500)	443	14,572

Total assets	5,161,309	3,370,095	261,643	8,793,047

2004
Net interest income	$70,186	$(6,922)	$(3,186)	$60,078
Provision for loan losses	7,442	58	—	7,500
Noninterest income	14,907	13,362	18,500	46,769
Noninterest expense	58,302	883	14,663	73,848
Income before income taxes and discontinued operations	19,349	5,499	651	25,499
Income tax expense (benefit)	4,648	(608)	209	4,249
Income from discontinued operations, net of income tax expense	—	—	919	919
Segment profit	14,701	6,107	1,361	22,169

Total assets	5,738,373	3,267,233	261,683	9,267,289

NOTE 18 — DISCONTINUED OPERATIONS
In February 2005, Old National committed to a plan to sell selected non-strategic assets. Actions to locate buyers and transact the sales have been initiated and are expected to be complete during 2005. These sales were evaluated for asset impairment, including goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill impairment of $2.1 million after-tax was recorded as a result of these evaluations. In addition, in connection with the sale of one of the disposal groups acquired in a tax-free reorganization under Internal Revenue Code section 368, tax expense of approximately $8.0 million to $10.0 million is expected to be recorded and included in discontinued operations at the time of sale.

The operating activities of these non-strategic assets have been reclassified to discontinued operations for all periods in the consolidated statement of income. The discontinued operations generated revenues of $8.5 million and an after-tax loss of $1.0 million for the three months ended March 31, 2005. The after-tax loss is the net result of an operating profit of $1.1 million and a goodwill impairment loss of $2.1 million. For the three months ended March 31, 2004, the discontinued operations generated revenues of $8.1 million and after-tax income $0.9 million. The discontinued operations are reported in the “other” column in the segment reporting footnote.
Assets and liabilities related to discontinued operations were recorded at their estimated net realizable value and reported as held for sale in the consolidated balance sheet. Carrying amounts of the major classes of assets and liabilities of the discontinued operations included as held for sale were as follows at March 31, 2005:

(dollars in thousands)

Assets held for sale:
Money market investments	$5,592
Available-for-sale securities	11
Premises and equipment, net	364
Goodwill	26,082
Other intangible assets	21,681
Other assets	3,511

Total assets held for sale	$57,241

Liabilities held-for-sale:
Other liabilities	$11,238

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
On January 31, 2006, Old National announced that it would restate certain of its previously issued financial statements because they contained errors under GAAP relating to the accounting for certain derivative transactions. Accordingly, all amounts referred to in the following discussion and analysis, to the extent impacted, have been restated. For additional information regarding this statement, see Note 2 to the consolidated financial statements.
EXECUTIVE SUMMARY
Net income for the three months ended March 31, 2005, was $14.6 million, a decrease of $7.6 million compared to $22.2 million for the three months ended March 31, 2004. Net income per diluted share was $0.21 for the three months ended March 31, 2005, compared to $0.32 for the three months ended March 31, 2004. Net income includes after-tax loss from discontinued operations of $1.0 million, or $0.01 per diluted share for the three months ended March 31, 2005, and after-tax income from discontinued operations $0.9 million, or $0.01 per diluted share for the three months ended March 31, 2004, related to Old National’s plan to sell selected non-strategic assets during 2005. See Note 18 to the consolidated financial statements for further discussion of discontinued operations.
Old National’s financial condition at March 31, 2005, continues to reflect reductions in loans, the investment portfolio, time deposits, and borrowed funds. Total assets at March 31, 2005, were $8.793 billion compared to total assets at March 31, 2004, of $9.267 billion. At March 31, 2005, Old National’s financial condition includes total assets of $57.2 million and total liabilities of $11.2 million related to Old National’s plan to sell selected non-strategic assets during 2005. See Note 18 to the consolidated financial statements for further discussion of discontinued operations.
Management uses various indicators such as return on assets, return on equity and asset quality ratios in order to evaluate the performance of the business. These are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
FINANCIAL BASIS AND FORWARD-LOOKING STATEMENTS
The following discussion is an analysis of Old National’s results of operations for the three months ended March 31, 2005 and 2004, and financial condition as of March 31, 2005, compared to March 31, 2004, and December 31, 2004. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.” Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National’s future performance include, but are not limited to: (1) economic, market, operational, liquidity, credit and interest rate risks associated with Old National’s business; (2) economic conditions generally and in the financial services industry; (3) increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration; (4) volatility and direction of market interest rates; (5) governmental legislation and regulation (see the discussion under the heading “Supervision and Regulation” above), including changes in accounting regulation or standards; (6) the ability of Old National to execute its business plan and execute the “Ascend” project initiatives; (7) a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; (8) changes in the securities markets; and (9) changes in fiscal, monetary and tax policies. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.
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

Management’s analysis of probable losses inherent in the portfolio at March 31, 2005, resulted in a range for allowance for loan losses of $8.5 million with the potential effect to net income ranging from a decrease of $1.4 million to an increase of $4.2 million. These sensitivities are hypothetical and are not intended to represent actual results.

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
Subsequent to the quarter ended March 31, 2005, Old National completed the purchase of J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that does business as J.W. Flynn Company and J.W.F. Specialty Company, Inc. Old National issued 968,271 common shares as part of the purchase transaction. See Note 4 to the consolidated financial statements for further details.
RESULTS OF OPERATIONS
Earnings Summary
Old National reported net income of $14.6 million for the three months ended March 31, 2005, a decrease of 34.3% from the $22.2 million recorded for the three months ended March 31, 2004. On a diluted per share basis, net income was $0.21 for the three months ended March 31, 2005, compared to $0.32 for the three months ended March 31, 2004. Related to Old National’s plan to sell selected non-strategic assets during 2005, net income includes an after-tax loss from discontinued operations of $1.0 million, or $0.01 per diluted share for the three months ended March 31, 2005. This after-tax loss was the net result of an operating profit for discontinued operations of $1.1 million and a goodwill impairment loss of $2.1 million. Net income for the three months ended March 31, 2004, includes after-tax income from these discontinued operations of $0.9 million, or $0.01 per diluted share. See Note 18 to the consolidated financial statements for further discussion of discontinued operations.
Income from continuing operations of $15.6 million for the three months ended March 31, 2005, compared to $21.3 million for the three months ended March 31, 2004.
Noninterest income for the three months ended March 31, 2005, decreased $13.8 million compared to the three months ended March 31, 2004, primarily as a result of fewer securities gains and fluctuations in the fair value of derivative instruments.
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
Old National’s return on average assets for the three months ended March 31, 2005, was 0.66% and return on shareholders’ equity was 8.27%, compared to return on average assets of 0.96% and return on shareholders’ equity of 12.03% for the three months ended March 31, 2004.
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 62% of revenues at March 31, 2005. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal

Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
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
Taxable equivalent net interest income was $60.8 million for the three months ended March 31, 2005, an 8.2% decrease from the $66.2 million reported for the same period of 2004. The net interest margin was 3.05% for the three months ended March 31, 2005, compared to 3.13% reported for the three months ended March 31, 2004. The reduction in both net interest income and net interest margin reflects an increase in the cost of funding without offsetting increases in earning asset yields. Average earning assets were $7.961 billion for the three months ended March 31, 2005, compared to $8.461 billion for the same period of 2004, a decrease of 5.9% or $500.8 million.
Significantly affecting average earning assets at March 31, 2005 compared to March 31, 2004, was the sale of $405.6 million of residential real estate loans at the end of the second quarter of 2004. In addition, during 2004 and into 2005 commercial and commercial real estate loans declined as a result of weak loan demand in Old National’s markets, more stringent loan underwriting standards, and the sale of $43.1 million in nonaccrual commercial and commercial real estate loans during the fourth quarter of 2004.
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
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended March 31, 2005, was $33.0 million, a decrease of $13.8 million, or 29.5% from the $46.8 million reported for the three months ended March 31, 2004. Excluding net securities and derivatives gains, this source of revenue has grown as a percentage of total revenue to 26.1% in the three months ended March 31, 2005, compared to 24.7% in the three months ended March 31, 2004, reflective of the decline in the net interest income portion of total revenue.
The overall decrease in noninterest income was primarily attributable to a $2.5 million decrease in securities gains, and a $12.2 million decrease in derivatives gains for the three months ended March 31, 2005, compared to March 31, 2004. Total fee and service charge income, excluding gains on sales of securities and derivatives, was $36.4 million for the quarter ended March 31, 2005, compared to $35.5 million for the quarter ended March 31, 2004. Mortgage banking revenue, the primary contributor, increased $1.7 million for the three months ended March 31, 2005 compared to March 31, 2004, mostly attributable to the decrease in net impairment charges. Due to the slowing of prepayment speeds during 2005, no impairment charge was recognized on the mortgage servicing rights asset at March 31, 2005, compared to $1.4 million of impairment charges at March 31, 2004.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2005, totaled $66.1 million, a decrease of $7.8 million, or 10.5% from the $73.8 million recorded for the three months ended March 31, 2004. Salaries and benefits, the largest component of noninterest expense, was $39.0 million for the three months ended March 31, 2005, compared to $44.2 million for the three months ended March 31, 2004, a decrease of $5.2 million. This decrease reflects the 2004 severance expense of $2.9 million related to three senior executives, including the chief executive officer, who left the company during the three months ended March 31, 2004, as well as reductions in the 2005 salary expense related to recent corporate “Ascend” initiatives.

All other components of noninterest expense totaled $27.0 million for the three months ended March 31, 2005, compared to $29.6 million for the three months ended March 31, 2004, a decrease of $2.6 million or 8.7%. The quarter ended March 31, 2004, included $1.4 million of write-downs of foreclosed real estate.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 8.5% for the three months ended March 31, 2005, compared to 16.7% in the three months ended March 31, 2004. The decreased effective tax rate in 2005 resulted from a higher percentage of tax-exempt income to total income than in 2004.
FINANCIAL CONDITION
Overview
Old National’s assets at March 31, 2005, were $8.793 billion, a 5.1% decrease compared to March 31, 2004, and a 4.7% annualized decrease compared to December 31, 2004. Loans decreased $619.3 million since March 31, 2004, and decreased $24.5 million since December 31, 2004. Total liabilities declined $392.9 million compared to March 31, 2004, and $68.8 million since December 31, 2004. Total shareholders’ equity decreased $81.3 million from March 31, 2004, and $36.5 million from December 31, 2004, largely due to changes in the unrealized gains on investment securities.
Earning Assets
Old National’s earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.950 billion at March 31, 2005, a decrease of 6.1% from March 31, 2004, and an annualized decrease of 3.1% since December 31, 2004. Much of the decrease is attributable to decreases in total loans, related to sales of $448.7 million of commercial, commercial real estate and residential real estate loans during 2004 and continued slow commercial lending market during 2004 and into 2005.
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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at March 31, 2005, the company had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois, Kentucky and Tennessee. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana, which has resulted in a decline of commercial loans and tighter credit underwriting standards. Old National anticipates that when the economy in Old National’s principal markets shows improvement, commercial loans will begin to show higher levels of growth.
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

The table below shows the various components of under-performing assets:

	March 31,		December 31,
(dollars in thousands)	2005	2004	2004

Nonaccrual loans	$55,172	$107,122	$54,890
Renegotiated loans	—	—	—
Past due loans (90 days or more)	1,782	2,334	2,414
Foreclosed properties	5,073	5,304	8,331

Total under-performing assets	$62,027	$114,760	$65,635

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$183,241	$321,328	$192,214
Criticized loans	128,347	205,101	148,118

Total criticized and classified loans	$311,588	$526,429	$340,332

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.11%	1.92%	1.10%
Under-performing assets/total loans and foreclosed properties (1)	1.25	2.06	1.31
Under-performing assets/total assets	0.71	1.24	0.74
Allowance for loan losses/under-performing assets	139.14	87.70	130.65

(1)	Items referring to loans are net of unearned income and include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2005 totaled $117.5 million, a decrease of $52.9 million compared to $170.4 million at March 31, 2004, and a decrease of $51.3 million compared to $168.8 million at December 31, 2004. These decreases in goodwill and other intangible assets at March 31, 2005, are primarily the result of the reclassification of $47.8 million in goodwill and other intangibles to assets held for sale in connection with Old National’s plan to sell selected non-strategic assets. In addition, concurrent with this reclassification, these discontinued operations were evaluated for impairment using estimated fair market values in the current market, resulting in goodwill impairment of $2.9 million. See Note 8 to the consolidated financial statements for further details.
Assets Held For Sale
Assets held for sale totaling $57.2 million at March 31, 2005, are comprised primarily of money market investments, goodwill and other intangible assets related to discontinued operations reported during the quarter. See Note 18 to the consolidated financial statements for further details.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $8.015 billion at March 31, 2005, a decrease of 4.3% from $8.377 billion at March 31, 2004, and an annualized decrease of 2.8% from $8.073 billion at December 31, 2004. Total deposits were $6.370 billion at March 31, 2005, a decrease of 0.2% compared to March 31, 2004, and an annualized decrease of 3.0% compared to December 31, 2004. Old National has experienced growth in demand deposits and other low cost transaction accounts offset by a reduction in time deposits, due to the lower rate environment throughout 2004 and customer preference for transaction accounts. The reduction in time accounts was also due to the maturity of a group of higher interest rate certificates of deposits during 2004.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At March 31, 2005, wholesale borrowings, including short-term borrowings and other borrowings, decreased 17.4% and 2.1% from March 31, 2004, and December 31, 2004, respectively. During 2004, wholesale borrowings decreased as the investment portfolio growth slowed. Wholesale borrowings as a percentage of total funding was 20.5% at March 31, 2005, compared to 23.8% at March 31, 2004, and 20.5% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $448.7 million during 2004, reduced the company’s reliance on wholesale funding.

Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $667.6 million at March 31, 2005, compared to $748.9 million at March 31, 2004, and $704.1 million at December 31, 2004. Unrealized losses on investment securities was the primary contributor to the decrease in shareholders’ equity at March 31, 2005.
Old National paid cash dividends of $0.19 per share for the three months ended March 31, 2005, which decreased equity by $13.0 million, compared to cash dividends of $0.18 per share for the three months ended March 31, 2004, (restated for the 5% stock dividend distributed on January 26, 2005), which decreased equity by $12.6 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $18.4 million during the first quarter of 2005 and $10.1 million during the first quarter of 2004. Shares reissued for stock options and stock purchase plans increased shareholders’ equity by $2.1 million during the first quarter of 2005 compared to $7.4 million during the first quarter of 2004.
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

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2005	2004	2004

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.73%	7.61%	7.69%
Tier 1 capital to risk-adjusted total assets	4.00	10.96	11.21	11.19
Total capital to risk-adjusted total assets	8.00	14.67	14.89	14.92
Shareholders’ equity to assets	N/A	7.59	8.08	7.91
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
Net Interest Income — 12 Month Policies (+/–)

	Interest Rate Change in Basis Points
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% — 8.50%	3.00% — 4.00%	3.00% — 4.00%	6.50% — 8.50%	12.00% — 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

3/31/2005	2.78%	2.31%	–3.22%	–7.33%	–11.97%
3/31/2004	–1.90%	0.75%	–2.87%	–6.06%	–10.10%
Net Interest Income — 24 Month Cumulative Policies (+/–)

	Interest Rate Change in Basis Points
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% — 7.00%	2.25% — 3.25%	2.25% — 3.25%	5.00% — 7.00%	10.00% — 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

3/31/2005 3/31/2004	–0.25% –3.87%	1.28% –0.45%	–2.53% –2.01%	–5.97% –4.55%	–10.06% –8.12%
Economic Value of Equity Policies (+/–)

	Interest Rate Change in Basis Points
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% — 17.00%	5.00% — 7.00%	5.00% — 7.00%	12.00% — 17.00%	22.00% — 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

3/31/2005	–13.78%	–3.27%	–1.21%	–4.02%	–7.96%
3/31/2004	–13.85%	–3.21%	–2.94%	–8.43%	–14.96%
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
At March 31, 2005, modeling indicated Old National was within the yellow zone policy limits for the Down 200 Economic Value of Equity Scenario. The Funds Management Committee has deemed this an acceptable risk given the company’s outlook for rising interest rates. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At March 31, 2005, a notable change in the company’s rate risk profile was reflected in the decrease in the company’s estimated change in Economic Value of Equity resulting in the Up 200 basis points yield curve shock. Economic Value of Equity changed from –8.43% in March 2004 to –4.02% in March 2005. The company reduced its long term exposure to rising interest rates by reducing the effective duration of the investment portfolio to 3.76 years at March 31, 2005, compared to 4.00 years at March 31, 2004, by selling $405.6 million of residential mortgages in June 2004, and by executing $195.0 million in forward-starting interest rate swaps that become effective between April 1, 2005 and June 1, 2006. Old National will pay a fixed rate and receive a floating rate on these derivatives beginning on future dates. These derivatives will serve to fix the interest rates of future debt issuances. The fixed interest rates range from 2.78% to 4.69% and have maturities of 2 to 3 years after the swaps become effective.
Old National uses derivatives, primarily interest rate swaps, to manage interest rate risk in the ordinary course of business. The company’s derivatives had an estimated fair value loss of $22.9 million at March 31, 2005, compared to an estimated market gain of $18.1 million at March 31, 2004. The decline in market value is due both to the increase in interest rates for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 and the fact that Old National terminated certain receive fixed rate swaps. As explained above, Old National added forward-starting pay fixed rate swaps. All of these transactions served to better position the company’s balance sheet for rising rates. See Note 14 to the consolidated financial statements for further discussion of derivative financial instruments.
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

N/A = not applicable
As of March 31, 2005, Old National Bank had the capacity to borrow $747.8 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at March 31, 2005, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.

Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at March 31, 2005, Old National Bancorp has $750 million available under a $750 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At March 31, 2005, the parent company’s other borrowings outstanding was $254.8 million, compared with $262.8 million at March 31, 2004. The decrease in other borrowings in 2005 was driven by a $3.2 million maturity of medium-term notes payable and a $4.7 million decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months. However, subsequent to March 31, 2005, Old National called for the redemption of $50 million of junior subordinated debentures, thereby redeeming the trust preferred securities of ONB Capital Trust I.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At March 31, 2005, prior regulatory approval was not required for Old National’s affiliate bank.

ITEM 4. CONTROLS AND PROCEDURES
Restatement
On January 31, 2006, Old National announced that certain of its previously issued financial statements contained an error under accounting principles generally accepted in the United States of America (“GAAP”) relating to the accounting for certain derivative transactions. As a result, Old National determined that it needed to restate its financial statements for the period ended March 31, 2005. For a more detailed discussion regarding this restatement, see Note 2 to the consolidated financial statements.
Evaluation of disclosure controls and procedures.
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, Old National reevaluated its disclosure controls and procedures as of March 31, 2005.
Management identified an error related to Old National’s accounting for certain derivative transactions and determined that its previously issued financial statements for the quarter ended March 31, 2005 could not be relied upon. Based upon their evaluation of the error, management concluded that as of March 31, 2005, a material weakness in Old National’s internal control over financial reporting relating to the accounting for certain derivative transactions existed. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, management has concluded that Old National’s internal control over financial reporting was not effective as of March 31, 2005. Specifically, Old National did not maintain effective controls over the classification of certain interest rate swaps and the related hedged liabilities. This failure resulted from Old National utilizing the short-cut method for evaluating hedge effectiveness when this method was not in accordance with generally accepted accounting principles for use with these instruments.
As a result of this material weakness, Old National concluded that its disclosure controls and procedures were not effective as of March 31, 2005.
Changes in Internal Control over Financial Reporting
As previously reported, there was no change to Old National’s internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

01/01/05 - 01/31/05	183,000	$23.51	183,000	3,272,118
02/01/05 - 02/28/05	489,800	21.34	489,800	2,768,947
03/01/05 - 03/31/05	177,400	20.29	177,400	2,585,632

Year-to-date 3/31/05	850,200	$21.62	850,200	2,585,632

Data adjusted for all stock dividends, including a 5% stock dividend to shareholders of record on January 5, 2005, distributed on January 26, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE
ITEM 5. OTHER INFORMATION
NONE
ITEM 6. EXHIBITS
     The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number
3 (i)	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3 (ii)	By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4	Instruments defining rights of security holders, including indentures

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

Exhibit
Number
4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

10	Material contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

(j)	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

Exhibit
Number
(k)	Form of Severance Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(l)	Form of Severance Agreement for John S. Poelker, as amended (incorporated by reference to Exhibit 10(a) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*

(m)	Form of Change of Control Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(n)	Form of Change of Control Agreement for John S. Poelker, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).*

(o)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

(p)	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(q)	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(r)	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, is filed herewith.*

(s)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(t)	Construction Manager Contract, dated as of May 30, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(u)	Owner-Contractor Agreement, dated as of October 11, 2002, between Old National Bancorp and Industrial Contractors, Inc. (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

(v)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 4, 2006