Form 10-Q/A
period 2005-06-30
OLD NATIONAL BANCORP /IN/
filed 2006-04-04
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-15817

OLD NATIONAL BANCORP
(Exact name of Registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1539838 (I.R.S. Employer Identification No.)

1 Main Street Evansville, Indiana (Address of principal executive offices)	47708 (Zip Code)

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
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, August 9, 2005, and we have not updated the disclosures in this report to speak as of the later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	June 30,		December 31,
(dollars and shares in thousands)	2005	2004	2004
(unaudited)	(restated)	(restated)	(restated)

Assets
Cash and due from banks	$216,891	$198,263	$204,678
Money market investments	18,259	280,811	12,320

Total cash and cash equivalents	235,150	479,074	216,998
Investment securities — available-for-sale, at fair value
U.S. Treasury	—	71,645	66,837
U.S. Government-sponsored agencies	511,020	551,317	632,473
Mortgage-backed securities	1,157,605	1,169,560	1,267,320
States and political subdivisions	515,384	638,955	597,631
Other securities	217,647	86,413	221,154

Investment securities — available-for-sale	2,401,656	2,517,890	2,785,415
Investment securities — held-to-maturity, at amortized cost (fair value $184,897, $186,210 and $176,166 respectively)	187,032	192,934	177,794
Federal Home Loan Bank stock, at cost	49,572	49,515	49,542
Residential loans held for sale	53,279	26,846	22,484
Loans:
Commercial	1,643,640	1,618,677	1,550,640
Commercial real estate	1,599,091	1,758,748	1,653,122
Residential real estate	544,589	534,688	555,423
Consumer credit, net of unearned income	1,231,170	1,195,082	1,205,657

Total loans	5,018,490	5,107,195	4,964,842
Allowance for loan losses	(80,645)	(95,065)	(85,749)

Net loans	4,937,845	5,012,130	4,879,093

Premises and equipment, net	211,356	201,689	212,787
Goodwill	113,135	129,265	129,947
Other intangible assets	24,335	40,313	38,868
Mortgage servicing rights	14,565	17,571	15,829
Assets held for sale	60,230	—	—
Accrued interest receivable and other assets	360,353	374,223	369,547

Total assets	$8,648,508	$9,041,450	$8,898,304

Liabilities
Deposits:
Noninterest-bearing demand	$857,051	$784,499	$851,218
Interest-bearing:
NOW	1,749,073	1,727,947	1,920,501
Savings	481,064	477,238	480,392
Money market	662,622	579,490	573,334
Time	2,574,289	2,785,303	2,593,264

Total deposits	6,324,099	6,354,477	6,418,709
Short-term borrowings	468,046	426,679	347,353
Other borrowings	1,047,316	1,449,675	1,306,953
Liabilities held for sale	14,333	—	—
Accrued expenses and other liabilities	93,124	138,227	121,197

Total liabilities	7,946,918	8,369,058	8,194,212

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 68,950, 66,273 and 69,287 shares issued and outstanding, respectively	68,950	66,273	69,287
Capital surplus	619,350	574,681	630,461
Retained earnings	13,780	57,762	—
Accumulated other comprehensive income (loss), net of tax	(490)	(26,324)	4,344

Total shareholders’ equity	701,590	672,392	704,092

Total liabilities and shareholders’ equity	$8,648,508	$9,041,450	$8,898,304

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(dollars in thousands, except per share data) (unaudited)	(restated)	(restated)	(restated)	(restated)

Interest Income
Loans including fees:
Taxable	$71,645	$72,691	$140,225	$147,073
Nontaxable	4,308	4,324	8,370	8,691
Investment securities, available-for-sale:
Taxable	20,559	18,994	42,097	38,887
Nontaxable	6,404	7,341	13,077	14,703
Investment securities, held-to-maturity, taxable	1,837	1,987	3,623	4,084
Money market investments	253	64	382	72

Total interest income	105,006	105,401	207,774	213,510

Interest Expense
Deposits	33,247	29,960	64,096	62,229
Short-term borrowings	2,666	1,063	4,683	2,053
Other borrowings	14,412	14,379	29,117	29,151

Total interest expense	50,325	45,402	97,896	93,433

Net interest income	54,681	59,999	109,878	120,077
Provision for loan losses	6,000	7,500	11,100	15,000

Net interest income after provision for loan losses	48,681	52,499	98,778	105,077

Noninterest Income
Wealth management fees	5,635	5,275	10,510	10,197
Service charges on deposit accounts	12,065	12,386	23,163	23,151
ATM and debit card fees	2,541	2,190	4,902	4,155
Mortgage banking revenue	1,267	7,139	2,644	6,819
Insurance premiums and commissions	9,094	8,202	18,145	17,409
Investment product fees	2,316	3,775	4,899	6,960
Bank-owned life insurance	1,741	1,782	3,495	3,835
Net securities gains	1,043	21	523	2,006
Gain (loss) on derivatives	8,149	(9,243)	5,277	46
Other income	2,391	1,486	5,663	5,204

Total noninterest income	46,242	33,013	79,221	79,782

Noninterest Expense
Salaries and employee benefits	38,733	48,081	77,771	92,306
Occupancy	5,124	4,383	10,155	8,963
Equipment	3,882	3,374	7,394	6,815
Marketing	2,226	1,967	4,138	4,253
Outside processing	5,066	5,555	10,182	10,486
Communication and transportation	2,542	2,647	5,063	5,513
Professional fees	2,035	16,915	4,149	19,926
Loan expense	1,420	1,804	2,319	3,271
Supplies	1,071	913	1,946	1,913
Other real estate owned expense	127	367	405	2,023
Other expense	1,399	5,515	6,180	9,900

Total noninterest expense	63,625	91,521	129,702	165,369

Income before income taxes and discontinued operations	31,298	(6,009)	48,297	19,490
Income tax expense (benefit)	6,601	(7,268)	8,044	(3,019)

Income from continuing operations	24,697	1,259	40,253	22,509
Income from discontinued operations, net of tax expense of $368, $689, $301 and $1,299, respectively	542	1,068	(442)	1,987

Net income	$25,239	$2,327	$39,811	$24,496

Basic net income per share from continuing operations	$0.37	$0.01	$0.59	$0.32
Basic net income per share from discontinued operations	—	0.02	(0.01)	0.03
Basic net income per share	0.37	0.03	0.58	0.35

Diluted net income per share from continuing operations	$0.37	$0.01	$0.59	$0.32
Diluted net income per share from discontinued operations	—	0.02	(0.01)	0.03
Diluted net income per share	0.37	0.03	0.58	0.35

Dividends per common share	$0.19	$0.18	$0.38	$0.36
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’
in thousands) (unaudited)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2003 as previously reported	66,575	$66,575	$581,224	$53,107	$14,583	$715,489
Restatement adjustment	—	—	—	5,391	—	5,391

Balance, December 31, 2003 as restated	66,575	$66,575	$581,224	$58,498	$14,583	$720,880
Net income (restated)	—	—	—	24,496	—	24,496
Unrealized net securities losses, net of $(25,770) tax	—	—	—	—	(40,354)	(40,354)
Reclassification adjustment for gains included in net income, net of $(843) tax	—	—	—	—	(1,163)	(1,163)
Net unrealized derivative gains on cash flow hedges, net of $333 tax	—	—	—	—	516	516
Reclassification adjustment on cash flow hedges, net of $62 tax	—	—	—	—	94	94
Cash dividends	—	—	—	(25,232)	—	(25,232)
Stock repurchased	(729)	(729)	(15,402)	—	—	(16,131)
Stock reissued under stock option and stock purchase plans	427	427	8,859	—	—	9,286

Balance, June 30, 2004	66,273	$66,273	$574,681	$57,762	($26,324)	$672,392

Balance, December 31, 2004 as previously reported	69,287	$69,287	$629,577	$—	$4,344	$703,208
Restatement adjustment	—	—	884	—	—	884

Balance, December 31, 2004 as restated	69,287	$69,287	630,461	$—	$4,344	$704,092
Net income (restated)	—	—	—	39,811	—	39,811
Unrealized net securities losses, net of $(2,860) tax	—	—	—	—	(5,010)	(5,010)
Reclassification adjustment for securities gains included in net income, net of $(190) tax	—	—	—	—	(333)	(333)
Net unrealized derivative gains on cash flow hedges, net of $377 tax	—	—	—	—	585	585
Reclassification adjustment on cash flow hedges, net of $(48) tax	—	—	—	—	(76)	(76)
Stock issued for acquisition	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(26,031)	—	(26,031)
Stock repurchased	(1,584)	(1,584)	(31,373)	—	—	(32,957)
Stock issued under stock option, restricted stock and stock purchase plans	276	276	2,693	—	—	2,969

Balance, June 30, 2005	68,950	$68,950	$619,350	$13,780	($490)	$701,590

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
(dollars in thousands) (unaudited)	(restated)	(restated)

Cash Flows From Operating Activities
Net income	$39,811	$24,496

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,641	6,420
Amortization of other intangible assets and goodwill impairment	4,137	1,599
Net premium amortization on investment securities	1,677	2,023
Amortization of unearned stock compensation	1,441	—
Provision for loan losses	11,100	15,000
Net securities gains	(523)	(2,006)
Gain on derivatives	(5,277)	(46)
Net gains on sales and write-downs of loans and other assets	(797)	(4,645)
Residential real estate loans originated for sale	(187,739)	(193,881)
Proceeds from sale of residential real estate loans	157,628	187,226
Increase in accrued interest and other assets	(584)	(43,704)
Increase (decrease) in accrued expenses and other liabilities	(8,737)	56,314

Total adjustments	(20,033)	24,300

Net cash flows provided by operating activities	19,778	48,796

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	2,699	—
Purchases of investment securities available-for-sale	(258,172)	(546,554)
Purchases of investment securities held-to-maturity	(25,000)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	188,155	401,356
Proceeds from sales of investment securities available-for-sale	444,670	216,493
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	15,414	17,464
Proceeds from sale of loans	21,355	404,424
Net principal collected from (loans made to) customers	(91,207)	42,573
Proceeds from sale of premises and equipment and other assets	830	2,669
Purchase of premises and equipment	(6,698)	(28,993)

Net cash flows provided by investing activities	292,046	509,432

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	5,833	(38,647)
Savings, NOW and money market deposits	(81,468)	122,926
Time deposits	(18,975)	(224,641)
Short-term borrowings	120,693	12,091
Payments for maturities on other borrowings	(312,295)	(210,238)
Proceeds from issuance of other borrowings	50,000	54,543
Cash dividends paid	(26,031)	(25,232)
Common stock repurchased	(32,957)	(16,131)
Common stock issued under stock option, restricted stock and stock purchase plans	1,528	9,286

Net cash flows used in financing activities	(293,672)	(316,043)

Net increase in cash and cash equivalents	18,152	242,185
Cash and cash equivalents at beginning of period	216,998	236,889

Cash and cash equivalents at end of period	$235,150	$479,074

Total interest paid	$92,378	$86,488
Total taxes paid	$5,491	$6,990
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
NOTE 2 – RESTATEMENT
The previously issued consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 have been restated. The restatement is correcting errors related to the Old National’s derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
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

CONSOLIDATED BALANCE SHEETS:

	As of June 30, 2005
	As
	Previously	As
(dollars in thousands)	Reported	Restated

Assets held for sale	$62,060	$60,230
Total assets	8,650,338	8,648,508
Interest bearing deposits	5,463,721	5,467,048
Other borrowings	1,051,315	1,047,316
Accrued expenses and other liabilities	93,646	93,124
Total liabilities	7,948,112	7,946,918
Capital surplus	618,466	619,350
Retained earnings	15,300	13,780
Total shareholders’ equity	702,226	701,590
Total liabilities and shareholders’ equity	$8,650,338	$8,648,508

CONSOLIDATED STATEMENTS OF INCOME:

	For the Three Months Ended June 30,
	2005		2004
	As		As
	Previously	As	Previously	As
(dollars in thousands)	Reported	Restated	Reported	Restated

Interest on deposits	$31,720	$33,247	$26,948	$29,960
Interest on other borrowings	13,494	14,412	12,260	14,379
Total interest expense	47,880	50,325	40,271	45,402
Net interest income	57,126	54,681	65,130	59,999
Net interest income after provision for loan losses	51,126	48,681	57,630	52,499
Gain (loss) on derivatives	—	8,149	—	(9,243)
Total noninterest income	38,473	46,242	42,380	33,013
Income (loss) before income taxes and discontinued operations	25,698	31,298	8,285	(6,009)
Income tax expense (benefit)	4,489	6,601	(1,930)	(7,268)
Income from continuing operations	21,209	24,697	10,215	1,259
Income (loss) from discontinued operations (1)	1,666	542	1,068	1,068
Net income	$22,875	$25,239	$11,283	$2,327
Per common share:
Basic net income from continuing operations	$0.37	$0.37	$0.14	$0.01
Basic net income from discontinued operations	0.02	—	0.02	0.02
Basic net income	0.33	0.37	0.16	0.03
Diluted net income from continuing operations	0.31	0.37	0.14	0.01
Diluted net income from discontinued operations	0.02	—	0.02	0.02
Diluted net income	0.33	0.37	0.16	0.03

Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.
(1)	Old National recorded a $1.1 million impairment charge in the third quarter of 2005. Based on timing, this charge should have been recorded in the second quarter of 2005, as reflected above.

CONSOLIDATED STATEMENTS OF INCOME:

	For the Six Months Ended June 30,
	2005		2004
	As		As
	Previously	As	Previously	As
(dollars in thousands)	Reported	Restated	Reported	Restated

Interest on deposits	$60,730	$64,096	$56,313	$62,229
Interest on other borrowings	26,597	29,117	24,915	29,151
Total interest expense	92,010	97,896	83,281	93,433
Net interest income	115,764	109,878	130,229	120,077
Net interest income after provision for loan losses	104,664	98,778	115,229	105,077
Gain on derivatives	—	5,277	—	46
Total noninterest income	74,478	79,221	80,040	79,782
Income before income taxes and discontinued operations	48,885	48,297	29,542	19,490
Income tax expense (benefit)	8,236	8,044	737	(3,019)
Income from continuing operations	40,649	40,253	28,805	22,509
Income (loss) from discontinued operations (1)	682	(442)	1,987	1,987
Net income	$41,331	$39,811	$30,792	$24,496
Per common share:
Basic net income from continuing operations	$0.59	$0.59	$0.41	$0.32
Basic net income from discontinued operations	0.01	(0.01)	0.03	0.03
Basic net income	0.60	0.58	0.44	0.35
Diluted net income from continuing operations	0.59	0.59	0.41	0.32
Diluted net income from discontinued operations	0.01	(0.01)	0.03	0.03
Diluted net income	0.60	0.58	0.44	0.35

Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.
(1)	Old National recorded a $1.1 million impairment charge in the third quarter of 2005. Based on timing, this charge should have been recorded in the second quarter of 2005, as reflected above.
Also affected by the restatements were notes 1, 3, 5, 11, 13, 14, 15, 18 and 19 to the consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$25,239	$2,327	$39,811	$24,496
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	617	—	937	—
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(587)	—	(1,070)	—
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(544)	(855)	(1,871)	(2,518)

Proforma net income	$24,725	$1,472	$37,807	$21,978

Basic net income per share:
As reported	$0.37	$0.03	$0.58	$0.35
Proforma	0.36	0.02	0.55	0.32
Diluted net income per share:
As reported	$0.37	$0.03	$0.58	$0.35
Proforma	0.36	0.02	0.55	0.31

NOTE 4 — ACQUISITION
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

NOTE 5 — NET INCOME PER SHARE
Restricted stock shares were antidilutive at June 30, 2005, for purposes of calculating diluted net income per share. The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended			Three Months Ended
(dollars and shares	June 30, 2005			June 30, 2004
in thousands,
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$24,697	68,471	$0.37	$1,259	69,651	$0.01
Income from discontinued operations	542		—	1,068		0.02

Income from operations	$25,239	68,471	$0.37	$2,327	69,651	$0.03

Diluted Net Income Per Share
Income from continuing operations	$24,697	68,471	$0.37	$1,259	69,651	$0.01
Effect of dilutive securities:
Stock options	—	17	—	—	509	—

Income from continuing operations and assumed conversions	$24,697	68,488	$0.37	$1,259	70,160	$0.01
Income from discontinued operations	542		—	1,068		0.02

Income from operations and assumed conversions	$25,239	68,488	$0.37	$2,327	70,160	$0.03

	Six Months Ended			Six Months Ended
(dollars and shares	June 30, 2005			June 30, 2004
in thousands,
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$40,253	68,530	$0.59	$22,509	69,664	$0.32
Income from discontinued operations	(442)		(0.01)	1,987		0.03

Income from operations	$39,811	68,530	$0.58	$24,496	69,664	$0.35

Diluted Net Income Per Share
Income from continuing operations	$40,253	68,530	$0.59	$22,509	69,664	$0.32
Effect of dilutive securities:
Stock options	—	42	—	—	282	—

Income from continuing operations and assumed conversions	$40,253	68,572	$0.59	$22,509	69,946	$0.32
Income from discontinued operations	(442)		(0.01)	1,987		0.03

Income from operations and assumed conversions	$39,811	68,572	$0.58	$24,496	69,946	$0.35

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
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2005 and 2004, Old National had goodwill in the amount of $113.1million and $129.3 million, respectively. During the six months ended June 30, 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million.
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

NOTE 10 — MORTGAGE SERVICING RIGHTS
Mortgage servicing rights derived from loans sold with servicing retained were $14.6 million and $17.6 million at June 30, 2005 and 2004, respectively. Loans serviced for others are not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at June 30 was $1.937 billion in 2005 and $2.134 billion in 2004. At June 30, 2005 and 2004, the fair value of capitalized mortgage servicing rights was $16.9 million and $21.5 million, respectively. Old National’s key economic assumptions used in determining the fair value of mortgage servicing rights at June 30, 2005 and 2004, respectively, were a weighted average prepayment rate of 305 PSA together with a weighted average discount rate of 9.1% and a weighted average prepayment rate of 223 PSA together with a weighted average discount rate of 9.2%.

The following summarizes the activities related to mortgage servicing rights and the related valuation allowance at June 30:

(dollars in thousands)	2005	2004

Balance before valuation allowance, January 1	$15,829	$15,790
Rights capitalized	1,514	4,942
Amortization	(2,778)	(3,161)

Balance before valuation allowance, June 30	14,565	17,571

Valuation allowance:
Balance, January 1	—	(1,131)
Additions to valuation allowance	—	(1,940)
Reductions to valuation allowance	—	3,071

Balance, June 30	—	—

Mortgage servicing rights, net	$14,565	$17,571

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at June 30:

(dollars in thousands)	2005	2004

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturities August 2007 to June 2008	$110,000	$113,200
Senior unsecured bank note (fixed rate 5.00%) maturity May 2010	50,000	—
Junior subordinated debenture (fixed rate 8.00%) maturity April 2032	100,000	150,000
SFAS 133 fair value hedge and other basis adjustments	(3,358)	(4,563)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 1.70% to 2.75% and variable rate 4.07%) maturities May 2008 to December 2009	148,000	298,000
Federal Home Loan Bank advances (fixed rates 4.28% to 8.34%) maturities August 2005 to October 2022	384,556	580,116
Senior unsecured bank notes (fixed rate 3.95% and variable rates 3.57% to 3.76%) maturities May 2006 to February 2008	100,000	165,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,508	4,536
SFAS 133 fair value hedge and other basis adjustments	3,610	(6,614)

Total other borrowings	$1,047,316	$1,449,675

Contractual maturities of other borrowings at June 30, 2005, were as follows:

(dollars in thousands)

Due in 2005	$30,068
Due in 2006	78,361
Due in 2007	60,034
Due in 2008	343,037
Due in 2009	76,040
Thereafter	459,524
SFAS 133 fair value hedge and other basis adjustments	252

Total	$1,047,316

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
NOTE 13 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2005	2004	2005	2004

Provision at statutory rate of 35%	$10,954	$(2,103)	$16,904	$6,822
Tax-exempt income	(4,332)	(4,595)	(8,672)	(9,400)
Other, net	(21)	(570)	(188)	(441)

Income tax expense (benefit)	$6,601	$(7,268)	$8,044	$(3,019)

Effective tax rate	21.1%	121.0%	16.7%	(15.5)%

For the three months ended June 30, 2005, the effective tax rate was substantially lower than for the three months ended June 30, 2004. For the six months ended June 30, 2005, the effective tax rate was higher than for the six months ended June 30, 2004. The decreased effective tax rate for the three months ended June 30, 2005,resulted from a higher percentage of tax-exempt income to total income compared to the three months ended June 30, 2004; while the increased effective tax rate for the six months ended June 30, 2005, resulted from a lower percentage of tax-exempt income to total income compared to the six months ended June 30, 2004.
NOTE 14 — COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2005	2004	2005	2004

Net income:	$25,239	$2,327	$39,811	$24,496
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	18,789	(62,283)	(5,010)	(40,354)
Less: reclassification adjustment for securities gain realized in net income, net of tax	(644)	(13)	(333)	(1,163)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax	(1,171)	151	585	516
Less: reclassification adjustment on cash flow hedges, net of tax	(10)	47	(76)	94

Net unrealized gains (losses)	16,964	(62,098)	(4,834)	(40,907)

Comprehensive income (loss)	$42,203	$(59,771)	$34,977	$(16,411)

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

	2005			2004
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$782,698	$3,605	$(10,382)	$725,393	$351	$(18,301)
Pay fixed interest rate swaps	20,000	—	(601)	—	—	—
Forward mortgage loan contracts	16,002	33	—	7,406	—	(38)
Cash Flow Hedges
HELOC cash flow	100,000	—	(813)	100,000	28	(407)
Pay fixed interest rate swaps	—	—	—	120,000	2,342	—
Stand Alone Derivatives
Receive fixed interest rate swaps	456,000	4,328	(3,730)	496,000	6,588	(8,292)
Interest rate lock commitments	52,991	234	—	37,496	449	—
Forward mortgage loan contracts	67,070	12	—	45,178	—	(254)
Options on contracts purchased	—	—	—	8,000	—	(16)
Anticipated floating rate debt	55,000	—	(798)	—	—	—
Matched Customer Hedges
Customer interest rate swaps	161,430	2,538	(403)	50,558	383	(650)
Customer interest rate swaps with counterparty	161,430	403	(2,538)	50,558	650	(383)
Customer interest rate cap	2,300	—	(10)	15,300	—	(68)
Customer interest rate cap with counterparty	2,300	10	—	15,300	68	—

Total	$1,877,221	$11,163	$(19,275)	$1,671,189	$10,859	$(28,409)

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
Summarized financial information concerning segments is shown in the following table for the three months and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended June 30, 2005
Net interest income	$64,030	$(5,621)	$(3,728)	$54,681
Provision for loan losses	5,897	103	—	6,000
Noninterest income	18,472	9,833	17,937	46,242
Noninterest expense	51,251	998	11,376	63,625
Income (loss) before income taxes and discontinued operations	25,354	3,111	2,833	31,298
Income tax expense (benefit)	6,635	(943)	909	6,601
Income from discontinued operations, net of income tax expense	—	(1,124)	1,666	542
Segment profit	18,719	2,930	3,590	25,239
Total assets	5,315,115	3,052,496	280,897	8,648,508

Three months ended June 30, 2004
Net interest income	$71,858	$(8,467)	$(3,392)	$59,999
Provision for loan losses	7,442	58	—	7,500
Noninterest income	23,843	(6,892)	16,062	33,013
Noninterest expense	72,423	1,909	17,189	91,521
Income (loss) before income taxes and discontinued operations	15,836	(17,326)	(4,519)	(6,009)
Income tax expense (benefit)	3,100	(8,965)	(1,403)	(7,268)
Income from discontinued operations, net of income tax expense	—	—	1,068	1,068
Segment profit	12,736	(8,361)	(2,048)	2,327
Total assets	5,389,457	3,380,997	270,996	9,041,450

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Six months ended June 30, 2005
Net interest income	$129,831	$(12,857)	$(7,096)	$109,878
Provision for loan losses	10,976	124	—	11,100
Noninterest income	35,855	8,747	34,619	79,221
Noninterest expense	105,378	1,745	22,579	129,702
Income (loss) before income taxes and discontinued operations	49,332	(5,979)	4,944	48,297
Income tax expense (benefit)	12,984	(6,533)	1,593	8,044
Income from discontinued operations, net of income tax expense	—	(1,124)	682	(442)
Segment profit	36,348	(570)	4,033	39,811
Total assets	5,315,115	3,052,496	280,897	8,648,508

Six months ended June 30, 2004
Net interest income	$142,044	$(15,389)	$(6,578)	$120,077
Provision for loan losses	14,884	116	—	15,000
Noninterest income	38,750	6,470	34,562	79,782
Noninterest expense	130,725	2,792	31,852	165,369
Income (loss) before income taxes and discontinued operations	35,185	(11,827)	(3,868)	19,490
Income tax expense (benefit)	7,748	(9,573)	(1,194)	(3,019)
Income from discontinued operations, net of income tax expense	—	—	1,987	1,987
Segment profit	27,437	(2,254)	(687)	24,496
Total assets	5,389,457	3,380,997	270,996	9,041,450

NOTE 19 — DISCONTINUED OPERATIONS
In February 2005, Old National committed to a plan to sell selected non-strategic companies, J.W. Terrill Insurance Agency in St. Louis, Missouri, and Fund Evaluation Group in Cincinnati, Ohio, to better align its operations with its market and product focus. The assets and liabilities of these companies are reported as held for sale at lower of cost or market on the consolidated balance sheet at June 30, 2005. The operating activities of these companies have been reclassified to discontinued operations for all periods in the consolidated statement of income. Revenues of $9.2 million and $8.9 million with after-tax income of $0.5 million and $1.1 million were recorded for the three months ended June 30, 2005 and 2004, respectively. These discontinued operations generated revenues of $17.7 million and $17.1 million with after-tax loss of $0.4 million and income of $2.0 million for the six months ended June 30, 2005 and 2004, respectively and are reported in the “other” column for segment reporting.
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

Carrying amounts of the major classes of assets and liabilities of the discontinued operations included as held for sale were as follows at June 30, 2005:

(dollars in thousands)

Assets held for sale:
Money market investments	$9,120
Available-for-sale securities	11
Premises and equipment, net	371
Goodwill	24,252
Other intangible assets	21,681
Other assets	4,795

Total assets held for sale	$60,230

Liabilities held-for-sale:
Other liabilities	$14,333

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESTATEMENT
On January 31, 2006, Old National announced that it would restate certain of its previously issued financial statements because they contained errors under GAAP relating to the accounting for certain derivative transactions and other non-significant items. Accordingly, all amounts referred to in the following discussion and analysis, to the extent impacted, have been restated. For additional information regarding this statement, see Note 2 to the consolidated financial statements.
EXECUTIVE SUMMARY
Net income for the three and six months ended June 30, 2005, increased compared to the three and six months ended June 30, 2004, primarily due to a significant decrease in noninterest expense, increases in noninterest income related to gains on derivatives, and lower provisions for loan losses. Noninterest expense in 2004 was impacted by nonrecurring charges related to the company-wide profit improvement project, “Ascend”. The decrease in the 2005 provision for loan losses is primarily a result of the improvement in Old National’s credit quality performance. These improvements were offset by decreases in net interest income and mortgage banking revenue. However, Old National’s June 30, 2005 loan balance represented the first quarterly increase in total loans since the three-month period ended June 30, 2001. Related to Old National’s plan to sell selected non-strategic companies during 2005, net income includes after-tax income from discontinued operations of $0.5 million and after-tax losses from discontinued operations of $0.4 million, respectively, for the three and six months ended June 30, 2005, and $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2004. See Note 19 to the consolidated financial statements for further discussion of discontinued operations.
Total assets at June 30, 2005, were $8.649 billion compared to total assets of $9.041 billion at June 30, 2004, and $8.898 billion at December 31, 2004. The decrease, primarily reflective of reductions in the investment portfolio with a corresponding decrease in borrowed funds, is an effort to “right size” the balance sheet in response to the flattening yield curve and resulting narrowing spreads. Partially offsetting this decrease was the addition of $24.3 million of assets related to the purchase of J. W. F. Insurance Companies on May 1, 2005. Included in total assets at June 30, 2005, was $60.2 million of assets held for sale related to Old National’s plan to sell selected non-strategic companies during 2005. See Note 19 to the consolidated financial statements for further discussion of discontinued operations.
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
ACQUISITION AND DIVESTITURES ACTIVITY
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc. The purchase price of $19.0 million included 970,912 common shares issued. Goodwill of $12.0 million and intangible assets of $8.4 million were recorded as part of this transaction. See Note 4 to the consolidated financial statements for further details.
During the six months ended June 30, 2005, Old National committed to a plan to sell selected non-strategic companies, J.W. Terrill Insurance Agency in St. Louis, Missouri, and Fund Evaluation Group in Cincinnati, Ohio, to better align its operations with its market and product focus. The assets and liabilities of these identified companies were reported as held for sale at lower of cost or market on the consolidated balance sheet at June 30, 2005, and were included as discontinued operations on the consolidated statement of income for all periods shown. See Note 19 to the consolidated financial statements for further details.
Subsequent to the quarter ended June 30, 2005, Old National completed the sale of J.W. Terrill Insurance Agency in St. Louis, Missouri. The company was acquired in a tax-free reorganization under Internal Revenue Code section 368. As a result of the taxable sale, Old National expects to record approximately $9.5 million of tax expense in the third quarter of 2005.
RESULTS OF OPERATIONS
Earnings Summary
Old National reported net income of $25.2 million for the three months ended June 30, 2005, an increase of $22.9 million from the $2.3 million recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income was $39.8 million, an increase of $15.3 million, or 62.5% from the $24.5 million recorded for the six months ended June 30, 2004. On a diluted per share basis, net income was $0.37 for the three months ended June 30, 2005, compared to $0.03 for the three months ended June 30, 2004. Diluted earnings per share were $0.58 for the six months ended June 30, 2005, compared to $0.35 for the six months ended June 30, 2004.
Related to Old National’s plan to sell selected non-strategic companies during 2005, net income includes after-tax income from discontinued operations of $0.5 million, or $0.00 per diluted share for the three months ended June 30, 2005, compared to after-tax income from discontinued operations of $1.1 million, or $0.02 per diluted share for the three months ended June 30, 2004. Net income for the six months ended June 30, 2005, includes after-tax losses from discontinued operations of $0.4 million, or a loss of $0.01 per diluted share compared to after-tax income from discontinued operations of $2.0 million, or $0.03 per diluted share for the six months ended June 30, 2004. See Note 19 to the consolidated financial statements for further discussion of discontinued operations. Income from continuing operations was $24.7 million for the three months ended June 30, 2005, compared to $1.3 million for the three months ended June 30, 2004. Income from continuing operations was $40.3 million for the six months ended June 30, 2005, compared to $22.5 million for the six months ended June 30, 2004.
Operating results for both the three and six months ended June 30, 2005, were favorably impacted by a reduction in noninterest expense, primarily professional fees and salary expense, and a reduction in the provision for loan losses. Operating results for the six months ended June 30, 2005, were favorably impacted by a $5.2 million increase in gains on derivatives. Noninterest expense decreased $27.9 million and $35.7 million, respectively, for the three and six months ended June 30, 2005 compared to June 30, 2004. This decrease is primarily the result of $25.1 million of expenses related to “Ascend” and to severance payments to three senior executives who left Old National during the first quarter of 2004. In addition, recent corporate initiatives have reduced salary expense during 2005 despite the inclusion of $1.2 million of personnel expense associated with the recent acquisition of J. W. F. Insurance Companies. These positive factors were offset by decreases in net interest income and mortgage banking revenue as a result of weak loan demand during 2004 and into 2005, more stringent loan underwriting standards, and loan sales.
For the three months ended June 30, 2005, Old National’s return on average assets was 1.16% and return on shareholders’ equity was 14.56%, compared to 0.10% and 1.30%, respectively, for the three months ended June 30, 2004. Old National’s return on average assets for the six months ended June 30, 2005, was 0.91% and return on shareholders’ equity was 11.39%, compared to return on average assets of 0.53% and return on shareholders’ equity of 6.74% for the six months ended June 30, 2004. Results in 2004 were impacted by nonrecurring expenses related to “Ascend”.
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 58% of revenues at June 30, 2005. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
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
Taxable equivalent net interest income was $60.2 million and $121.0 million for the three and six months ended June 30, 2005, respectively, down from the $66.1 million and $132.2 reported for the three and six months ended June 30, 2004, respectively. The net interest margin was 3.07% and 3.06% for the three and six months ended June 30, 2005, respectively, compared to 3.13% and 3.13% reported for the three and six months ended June 30, 2004, respectively. The reduction in both net interest income and net interest margin is a reflection of the increase in the cost of funding being greater than the increase in earning asset yields.
Average earning assets were $7.841 billion for the three months ended June 30, 2005, compared to $8.435 billion for the three months ended June 30, 2004, a decrease of 7.0%, or $594.4 million. Average earning assets were $7.901 billion for the six months ended June 30, 2005, compared to $8.448 billion for the six months ended June 30, 2004, a decrease of 6.5%, or $547.6 million. Significantly affecting average earning assets at June 30, 2005 compared to June 30, 2004, was the planned reduction to the investment portfolio. Also significantly affecting average earning assets was the sale of $405.6 million of residential real estate loans at June 30, 2004. In addition, during 2004 and through March 31, 2005, average commercial and commercial real estate loans declined as a result of weak loan demand in Old National’s markets, more stringent loan underwriting standards and loan sales. Sales of commercial and commercial real estate loans included $26.7 million of nonaccrual and substandard commercial and commercial real estate loans during the quarter ended June 30, 2005, and $43.1million during the quarter ended December 31, 2004.
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
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended June 30, 2005, was $46.2 million, an increase of $13.2 million, or 40.1% from the $33.0 million reported for the three months ended June 30, 2004. For the six months ended June 30, 2005, noninterest income was $79.2 million, a decrease of $0.6 million, or 0.7% from the $79.8 million reported for the six months ended June 30, 2004.
Net securities gains increased by $1.0 million for the three months ended June 30, 2005 compared to June 30, 2004, and decreased by $1.5 million for the six months ended June 30, 2005 compared to June 30, 2004. Derivatives gains increased by $17.4 million for the three months ended June 30, 2005 compared to June 30, 2004, and increased by $5.2 million for the six months ended June 30, 2005 compared to June 30, 2004. Total noninterest income excluding net securities and derivatives gains was $37.1 million and $73.4 million for the three and six months ended June 30, 2005, respectively, compared to $42.2 million and $77.7 million for the three and six months ended June 30, 2004, respectively. The decrease in noninterest income excluding securities and derivatives gains was primarily attributable to a decrease in mortgage banking revenue. Mortgage banking revenue was $1.3 million for the three months ended June 30, 2005, compared to $7.1 million for the three months ended June 30, 2004, a $5.9 million decrease. For the six months ended June 30, 2005, mortgage banking revenue was $2.6 million compared to $6.8 million for the six months ended June 30, 2004, a $4.2 million decrease. The decrease is primarily due to the $405.6 million residential real estate loan sale during the second quarter of 2004 that resulted in a $2.7 million gain and the $2.6 million recovery of a mortgage servicing rights valuation allowance.
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

Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 21.1% for the three months ended June 30, 2005, compared to an income tax provision of 121.0% in the three months ended June 30, 2004. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 16.7% for the six months ended June 30, 2005, compared to a 15.5% income tax benefit for the six months ended June 30, 2004. The increased effective tax rate for the six month period ended June 30, 2005, resulted from a lower percentage of tax-exempt income to total income compared to the same six month period ended in 2004.
FINANCIAL CONDITION
Overview
Old National’s assets at June 30, 2005, were $8.649 billion, a 4.3% decrease compared to June 30, 2004 assets of $9.041 billion, and an annualized decrease of 5.6% compared to December 31, 2004 assets of $8.898 billion. Investments decreased $122.1 million since June 30, 2004, and decreased $374.5 million since December 31, 2004. Loans decreased $88.7 million since June 30, 2004, and increased $53.6 million since December 31, 2004. Total liabilities decreased $422.1 million compared to June 30, 2004, and decreased $247.3 million since December 31, 2004, primarily from a reduction in borrowings. Total shareholders’ equity increased $29.2 million from June 30, 2004, and decreased $2.5 million from December 31, 2004. The increase in shareholders’ equity from June 30, 2004 is primarily attributable to the changes in the unrealized gains on investment securities and the issuance of $18.5 million in stock for the acquisition of J. W. F. Insurance Companies. At June 30, 2005, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $0.5 million compared to a net loss of $26.3 million at June 30, 2004.
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
Assets Held For Sale
Assets held for sale totaling $60.2 million at June 30, 2005, are comprised primarily of money market investments, goodwill and other intangible assets related to discontinued operations. See Note 19 to the consolidated financial statements for further details.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.839 billion at June 30, 2005, a decrease of 4.8% from $8.231 billion at June 30, 2004, and an annualized decrease of 5.8% from $8.073 billion at December 31, 2004. Included in total funding were deposits of $6.324 billion at June 30, 2005, a decrease of 0.5% compared to June 30, 2004, and an annualized decrease of 2.9% compared to December 31, 2004.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At June 30, 2005, wholesale borrowings, including short-term borrowings and other borrowings, decreased 19.2% and 16.8%, annualized, from June 30, 2004, and December 31, 2004, respectively. Wholesale borrowings as a percentage of total funding was 19.3% at June 30, 2005, compared to 22.8% at June 30, 2004, and 20.5% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $26.7 million during 2005 and $448.7 million during 2004, and a planned reduction of the investment portfolio during 2005, reduced the company’s reliance on wholesale funding.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities were $93.1 million at June 30, 2005, a decrease of $45.1 million or 32.6% from June 30, 2004, and a decrease of $28.1 million or 46.3%, annualized, from December 31, 2004. The decreases were primarily related to accrued expenses and other liabilities at J.W. Terrill Insurance Agency in St. Louis, Missouri, which Old National has committed to a plan to sell. As such, these accrued expenses and other liabilities were reclassified to liabilities held for sale.
Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $701.6 million at June 30, 2005, compared to $672.4 million at June 30, 2004, and $704.1 million at December 31, 2004.
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

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2005	2004	2004

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.23%	7.46%	7.69%
Tier 1 capital to risk-adjusted total assets	4.00	10.08	11.30	11.19
Total capital to risk-adjusted total assets	8.00	13.79	15.05	14.92
Shareholders’ equity to assets	N/A	8.11	7.44	7.91

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

Policy guidelines, in addition to June 30, 2005 and 2004 results, are as follows.
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% — 8.50%	3.00% — 4.00%	3.00% — 4.00%	6.50% — 8.50%	12.00% — 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

6/30/2005	1.58%	1.63%	-3.71%	-8.07%	-13.38%
6/30/2004	1.96%	2.76%	-2.85%	-6.67%	-10.99%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% — 7.00%	2.25% — 3.25%	2.25% — 3.25%	5.00% — 7.00%	10.00% — 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

6/30/2005	-1.29%	0.63%	-3.12%	-7.12%	-12.12%
6/30/2004	0.10%	1.90%	-2.41%	-5.82%	-9.81%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% — 17.00%	5.00% — 7.50%	5.00% — 7.50%	12.00% — 17.00%	22.00% — 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

6/30/2005	-21.44%	-7.34%	1.49%	-0.57%	-4.56%
6/30/2004	-7.05%	0.22%	-5.30%	-10.81%	-16.85%
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
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The company’s derivatives had an estimated fair value loss of $8.1 million at June 30, 2005, compared to an estimated fair value loss of $17.6 million at June 30, 2004. The increase in market value is due to the increase in interest rates for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at June 30, 2005, Old National Bancorp has $700.0 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At June 30, 2005, the parent company’s other borrowings outstanding was $256.6 million, compared with $258.6 million at June 30, 2004. The decrease in other borrowings in 2005 was driven by a $3.2 million maturity of medium-term notes payable, partially offset by a $1.2 million increase in derivative market values. In May 2005, Old National called for the redemption of $50.0 million of junior subordinated debentures, thereby redeeming the trust preferred securities of ONB Capital Trust I. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At June 30, 2005, prior regulatory approval was not required for Old National’s affiliate bank.
ITEM 4. CONTROLS AND PROCEDURES
Restatement
On January 31, 2006, Old National announced that certain of its previously issued financial statements contained an error under accounting principles generally accepted in the United States of America (“GAAP”) relating to the accounting for certain derivative transactions. As a result, Old National determined that it needed to restate its financial statements for the period ended June 30, 2005. For a more detailed discussion regarding this restatement, see Note 2 to the consolidated financial statements.
Evaluation of disclosure controls and procedures.
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, Old National reevaluated its disclosure controls and procedures as of June 30, 2005.
Management identified an error related to Old National’s accounting for certain derivative transactions and determined that its previously issued financial statements for the quarter ended June 30, 2005 could not be relied upon. Based upon their evaluation of the error, management concluded that as of June 30, 2005, a material weakness in Old National’s internal control over financial reporting relating to the accounting for certain derivative transactions existed. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, management has concluded that Old National’s internal control over financial reporting was not effective as of June 30, 2005. Specifically, Old National did not maintain effective controls over the classification of certain interest rate swaps and the related hedged liabilities. This failure resulted from Old National utilizing the short-cut method for evaluating hedge effectiveness when this method was not in accordance with generally accepted accounting principles for use with these instruments.
As a result of this material weakness, Old National concluded that its disclosure controls and procedures were not effective as of June 30, 2005.
Changes in Internal Control over Financial Reporting
As previously reported, there was no change to Old National’s internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/05 - 04/30/05	351,900	$19.65	351,900	2,213,932
05/01/05 - 05/31/05	209,000	19.11	209,000	2,222,792
06/01/05 - 06/30/05	172,900	20.83	172,900	1,863,505

Quarter-to-date 6/30/05	733,800	$19.77	733,800	1,863,505

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