Form 10-Q/A
period 2005-09-30
OLD NATIONAL BANCORP /IN/
filed 2006-04-04
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

OLD NATIONAL BANCORP
FORM 10-Q/A
INDEX

Page No.
EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet
September 30, 2005 (restated) and 2004 (restated), and December 31, 2004 (restated)	4

Consolidated Statement of Income
Three and nine months ended September 30, 2005 (restated) and 2004 (restated)	5

Consolidated Statement of Changes in Shareholders’ Equity
Nine months ended September 30, 2005 (restated) and 2004 (restated)	6

Consolidated Statement of Cash Flows
Nine months ended September 30, 2005 (restated) and 2004 (restated)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated)	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk (restated)	34

Item 4. Controls and Procedures (restated)	37

PART II OTHER INFORMATION	38

SIGNATURES	41
302 Certification of Principal Executive Officer
302 Certification of Principal Financial Officer
906 Certification of Principal Executive Officer
906 Certification of Principal Financial Officer

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
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, November 9, 2005, and we have not updated the disclosures in this report to speak as of the later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	September 30,		December 31,
(dollars and shares in thousands)	2005	2004	2004
(unaudited)	(restated)	(restated)	(restated)

Assets
Cash and due from banks	$199,210	$205,495	$204,678
Money market investments	20,709	163,098	12,320

Total cash and cash equivalents	219,919	368,593	216,998
Investment securities — available-for-sale, at fair value
U.S. Treasury	—	67,195	66,837
U.S. Government-sponsored agencies	435,130	633,713	632,473
Mortgage-backed securities	1,175,112	1,191,735	1,267,320
States and political subdivisions	485,165	631,893	597,631
Other securities	204,627	96,506	221,154

Investment securities — available-for-sale	2,300,034	2,621,042	2,785,415
Investment securities — held-to-maturity, at amortized cost (fair value $172,616, $184,426 and $176,166 respectively)	176,021	185,392	177,794
Federal Home Loan Bank stock, at cost	49,589	49,528	49,542
Residential loans held for sale	65,986	22,061	22,484
Loans:
Commercial	1,650,628	1,586,600	1,550,640
Commercial real estate	1,612,956	1,713,795	1,653,122
Residential real estate	531,240	554,079	555,423
Consumer credit, net of unearned income	1,297,660	1,227,196	1,205,657

Total loans	5,092,484	5,081,670	4,964,842
Allowance for loan losses	(81,356)	(96,322)	(85,749)

Net loans	5,011,128	4,985,348	4,879,093

Premises and equipment, net	211,951	212,237	212,787
Goodwill	113,275	129,947	129,947
Other intangible assets	23,694	39,490	38,868
Mortgage servicing rights	—	16,381	15,829
Accrued interest receivable and other assets	363,694	351,696	369,547

Total assets	$8,535,291	$8,981,715	$8,898,304

Liabilities
Deposits:
Noninterest-bearing demand	$872,499	$825,721	$851,218
Interest-bearing:
NOW	1,614,526	1,823,368	1,920,501
Savings	483,928	470,954	480,392
Money market	809,568	581,822	573,334
Time	2,592,859	2,709,700	2,593,264

Total deposits	6,373,380	6,411,565	6,418,709
Short-term borrowings	350,999	338,531	347,353
Other borrowings	1,033,963	1,397,997	1,306,953
Accrued expenses and other liabilities	107,884	118,607	121,197

Total liabilities	7,866,226	8,266,700	8,194,212

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 68,010, 65,960 and 69,287 shares issued and outstanding, respectively	68,010	65,960	69,287
Capital surplus	600,294	567,714	630,461
Retained earnings	5,399	66,987	—
Accumulated other comprehensive income (loss), net of tax	(4,638)	14,354	4,344

Total shareholders’ equity	669,065	715,015	704,092

Total liabilities and shareholders’ equity	$8,535,291	$8,981,715	$8,898,304

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(dollars in thousands, except per share data) (unaudited)	(restated)	(restated)	(restated)	(restated)

Interest Income
Loans including fees:
Taxable	$75,770	$68,260	$215,995	$215,333
Nontaxable	4,476	4,203	12,846	12,894
Investment securities, available-for-sale:
Taxable	19,753	19,082	61,850	57,969
Nontaxable	5,699	7,275	18,776	21,978
Investment securities, held-to-maturity, taxable	1,953	1,944	5,576	6,028
Money market investments	260	697	642	769

Total interest income	107,911	101,461	315,685	314,971

Interest Expense
Deposits	35,848	29,584	99,944	91,813
Short-term borrowings	2,657	704	7,340	2,757
Other borrowings	13,740	14,866	42,857	44,017

Total interest expense	52,245	45,154	150,141	138,587

Net interest income	55,666	56,307	165,544	176,384
Provision for loan losses	6,000	7,400	17,100	22,400

Net interest income after provision for loan losses	49,666	48,907	148,444	153,984

Noninterest Income
Wealth management fees	5,041	4,942	15,551	15,139
Service charges on deposit accounts	12,529	12,622	35,692	35,773
ATM and debit card fees	2,568	2,265	7,470	6,420
Mortgage banking revenue	1,756	246	4,400	7,065
Insurance premiums and commissions	8,466	7,355	26,611	24,764
Investment product fees	2,246	2,547	7,145	9,507
Bank-owned life insurance	1,922	1,787	5,417	5,622
Net securities gains	652	303	1,175	2,309
Gain (loss) on derivatives	(4,632)	10,451	645	10,497
Other income	3,608	2,872	9,271	8,076

Total noninterest income	34,156	45,390	113,377	125,172

Noninterest Expense
Salaries and employee benefits	35,866	38,294	113,637	130,600
Occupancy	4,591	4,902	14,746	13,865
Equipment	3,587	3,635	10,981	10,450
Marketing	1,912	2,641	6,050	6,894
Outside processing	4,803	5,059	14,985	15,545
Communication	2,336	2,551	7,399	8,064
Professional fees	2,291	3,057	6,440	22,983
Loan expense	1,570	1,471	3,889	4,742
Supplies	908	966	2,854	2,879
Other real estate owned expense	216	269	621	2,292
Other expense	3,618	6,055	9,798	15,955

Total noninterest expense	61,698	68,900	191,400	234,269

Income before income taxes and discontinued operations	22,124	25,397	70,421	44,887
Income tax expense	3,248	4,003	11,292	984

Income from continuing operations	18,876	21,394	59,129	43,903
Income (loss) from discontinued operations, net of tax expense of $6,302, $287, $6,603 and $1,586, respectively	(14,383)	365	(14,825)	2,352

Net income	$4,493	$21,759	$44,304	$46,255

Basic net income per share from continuing operations	$0.28	$0.32	$0.87	$0.64
Basic net income (loss) per share from discontinued operations	(0.21)	—	(0.22)	0.03
Basic net income per share	0.07	0.32	0.65	0.67

Diluted net income per share from continuing operations	$0.28	$0.31	$0.87	$0.63
Diluted net income (loss) per share from discontinued operations	(0.21)	—	(0.22)	0.03
Diluted net income per share	0.07	0.31	0.65	0.66

Dividends per common share	$0.19	$0.18	$0.57	$0.54
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Total
(dollars and shares		Common Stock		Capital	Retained	Comprehensive	Shareholders’
in thousands) (unaudited)	Shares	Amount		Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2003 as previously reported	66,575		$66,575	$581,224	$53,107	$14,583	$715,489
Restatement adjustment	—		—	—	5,391	—	5,391

Balance, December 31, 2003 as restated	66,575		$66,575	$581,224	$58,498	$14,583	$720,880
Net income (restated)	—		—	—	46,255	—	46,255
Unrealized net securities gains, net of $1,704 tax	—		—	—	—	2,667	2,667
Reclassification adjustment for gains included in net income, net of $(961) tax	—		—	—	—	(1,348)	(1,348)
Net unrealized derivative losses on cash flow hedges, net of $(1,092) tax	—		—	—	—	(1,689)	(1,689)
Reclassification adjustment on cash flow hedges, net of $93 tax	—		—	—	—	141	141
Cash dividends	—		—	—	(37,766)	—	(37,766)
Adjustments to stock issued for prior acquisitions	(3)		(3)	(61)	—	—	(64)
Stock repurchased	(1,145)		(1,145)	(25,010)	—	—	(26,155)
Stock reissued under stock option, restricted stock and stock purchase plans	533		533	11,561	—	—	12,094

Balance, September 30, 2004	65,960		$65,960	$567,714	$66,987	$14,354	$715,015

Balance, December 31, 2004 as previously reported	69,287		$69,287	$629,577	$—	$4,344	$703,208
Restatement adjustment	—		—	884		—	884

Balance, December 31, 2004 as restated	69,287		$69,287	630,461	$—	$4,344	$704,092
Net income (restated)	—		—	—	44,304	—	44,304
Unrealized net securities losses, net of $(5,882) tax	—		—	—	—	(8,761)	(8,761)
Reclassification adjustment for securities gains included in net income, net of $(472) tax	—		—	—	—	(703)	(703)
Net unrealized derivative gains on cash flow hedges, net of $331 tax	—		—	—	—	512	512
Reclassification adjustment on cash flow hedges, net of $(19) tax	—		—	—	—	(30)	(30)
Stock issued for acquisitions	971		971	17,569	—	—	18,540
Cash dividends	—		—	—	(38,905)	—	(38,905)
Stock repurchased	(2,571)		(2,571)	(52,284)	—	—	(54,855)
Stock issued under stock option, restricted stock and stock purchase plans	323		323	4,548	—	—	4,871

Balance, September 30, 2005	68,010		$68,010	$600,294	$5,399	($4,638)	$669,065

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
(dollars in thousands) (unaudited)	(restated)	(restated)

Cash Flows From Operating Activities
Net income	$44,304	$46,255

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,352	10,089
Amortization of other intangible assets and goodwill impairment	5,378	2,390
Net premium amortization on investment securities	2,449	2,197
Amortization of unearned stock compensation	2,228	378
Provision for loan losses	17,100	22,400
Net securities gains	(1,175)	(2,309)
Gain on derivatives	(645)	(10,497)
Net (gains) losses on sales and write-downs of loans and other assets	8,346	(3,712)
Residential real estate loans originated for sale	(300,309)	(268,456)
Proceeds from sale of residential real estate loans	257,921	266,204
Increase in accrued interest and other assets	(8,501)	(6,669)
Increase in accrued expenses and other liabilities	10,456	15,446

Total adjustments	4,600	27,461

Net cash flows provided by operating activities	48,904	73,716

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	2,699	—
Purchases of investment securities available-for-sale	(417,964)	(747,547)
Purchases of investment securities held-to-maturity	(25,000)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	277,372	525,752
Proceeds from sales of investment securities available-for-sale	609,466	260,441
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	26,264	24,811
Proceeds from sale of loans	21,355	404,424
Net principal collected from (loans made to) customers	(170,490)	61,955
Proceeds from sale of premises and equipment and other assets	1,169	4,787
Purchase of premises and equipment	(11,296)	(46,006)
Proceeds from sale of other assets	40,805	—

Net cash flows provided by investing activities	354,380	488,617

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	21,281	2,575
Savings, NOW and money market deposits	(66,205)	214,395
Time deposits	(405)	(300,244)
Short-term borrowings	3,646	(76,057)
Payments for maturities on other borrowings	(317,563)	(273,636)
Proceeds from issuance of other borrowings	50,000	54,543
Cash dividends paid	(38,905)	(37,766)
Common stock repurchased	(54,855)	(26,155)
Common stock issued under stock option, restricted stock and stock purchase plans	2,643	11,716

Net cash flows used in financing activities	(400,363)	(430,629)

Net increase in cash and cash equivalents	2,921	131,704
Cash and cash equivalents at beginning of period	216,998	236,889

Cash and cash equivalents at end of period	$219,919	$368,593

Total interest paid	$138,906	$123,404
Total taxes paid	$10,262	$11,419
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
NOTE 2 — RESTATEMENT
The previously issued consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004 have been restated. The restatement is correcting errors related to the Old National’s derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
Old National has entered into interest rate swap agreements relating to certain of its brokered certificates of deposit and junior subordinated debt that were accounted for as fair value hedges under SFAS No. 133. Old National previously elected the “short-cut” method of documenting the effectiveness of the swaps as hedges, which allowed Old National to assume no ineffectiveness in these transactions. Old National recently concluded that these swaps did not qualify for the short-cut method in prior periods. Based upon re-examination of the original documentation supporting the designation of these swap transactions as hedges, the Company concluded, in retrospect, that the hedging relationships involving brokered certificates of deposit did not qualify for the short-cut method in prior periods because the related swap did not have a fair value of zero at inception (a requirement under SFAS No. 133 to qualify for the short-cut method). Additionally, the Company determined that the hedging relationships involving junior subordinated debt did not qualify for the short-cut method in prior periods because of an interest deferral feature that permits interest payments to be deferred for up to 20 consecutive quarterly periods without creating an event of default or acceleration. Hedge accounting under SFAS No. 133 for these swap transactions is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the basis adjustments that were made to the brokered certificates of deposit and junior subordinated debt that originally offset the changes in fair value of the related derivatives. The changes in fair value of the derivatives are now reflected in noninterest income along with the swap net settlements that had been previously reported in interest expense

CONSOLIDATED BALANCE SHEETS:

	As of September 30, 2005
	As
	Previously	As
(dollars in thousands)	Reported	Restated

Total assets	$8,535,291	$8,535,291
Interest bearing deposits	5,492,673	5,500,881
Other borrowings	1,036,093	1,033,963
Accrued expenses and other liabilities	110,226	107,884
Total liabilities	7,862,490	7,866,226
Capital surplus	599,410	600,294
Retained earnings	10,019	5,399
Total shareholders’ equity	672,801	669,065
Total liabilities and shareholders’ equity	$8,535,291	$8,535,291

CONSOLIDATED STATEMENTS OF INCOME:

	For the Three Months Ended September 30,
	2005		2004
	As		As
	Previously	As	Previously	As
(dollars in thousands)	Reported	Restated	Reported	Restated

Interest on deposits	$34,691	$35,848	$26,866	$29,584
Interest on other borrowings	12,955	13,740	12,903	14,866
Total interest expense	50,303	52,245	40,473	45,154
Net interest income	57,608	55,666	60,988	56,307
Net interest income after provision for loan losses	51,608	49,666	53,588	48,907
Gain (loss) on derivatives	—	(4,632)	—	10,451
Total noninterest income	39,268	34,156	35,165	45,390
Income before income taxes and discontinued operations	28,874	22,124	19,659	25,397
Income tax expense	5,774	3,248	1,840	4,003
Income from continuing operations	23,100	18,876	17,819	21,394
Income (loss) from discontinued operations (1)	(15,507)	(14,383)	365	365
Net income	$7,593	$4,493	$18,184	$21,759
Per common share:
Basic net income from continuing operations	$0.34	$0.28	$0.26	$0.32
Basic net income from discontinued operations	(0.23)	(0.21)	—	—
Basic net income	0.11	0.07	0.26	0.32
Diluted net income from continuing operations	0.34	0.28	0.26	0.31
Diluted net income from discontinued operations	(0.23)	(0.21)	—	—
Diluted net income	0.11	0.07	0.26	0.31

Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.

(1)	Old National recorded a $1.1 million impairment charge in the third quarter of 2005. Based on timing, this charge should have been recorded in the second quarter of 2005, as reflected above.

CONSOLIDATED STATEMENTS OF INCOME:

	For the Nine Months Ended September 30,
	2005		2004
	As		As
	Previously	As	Previously	As
(dollars in thousands)	Reported	Restated	Reported	Restated

Interest on deposits	$95,421	$99,944	$83,179	$91,813
Interest on other borrowings	39,552	42,857	37,818	44,017
Total interest expense	142,313	150,141	123,754	138,587
Net interest income	173,372	165,544	191,217	176,384
Net interest income after provision for loan losses	156,272	148,444	168,817	153,984
Gain on derivatives	—	645	—	10,497
Total noninterest income	113,746	113,377	115,205	125,172
Income before income taxes and discontinued operations	77,759	70,421	49,201	44,887
Income tax expense	14,010	11,292	2,577	984
Income from continuing operations	63,749	59,129	46,624	43,903
Income (loss) from discontinued operations	(14,825)	(14,825)	2,352	2,352
Net income	$48,924	$44,304	$48,976	$46,255
Per common share:
Basic net income from continuing operations	$0.93	$0.87	$0.67	$0.64
Basic net income from discontinued operations	(0.22)	(0.22)	0.03	0.03
Basic net income	0.71	0.65	0.70	0.67
Diluted net income from continuing operations	0.93	0.87	0.67	0.63
Diluted net income from discontinued operations	(0.22)	(0.22)	0.03	0.03
Diluted net income	0.71	0.65	0.70	0.66

Certain reclassifications were made to previously reported balances in order to be consistent with current presentation.
Also affected by the restatements were notes 1, 3, 5, 6, 12, 14, 15, 16 and 19 to the consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$4,493	$21,759	$44,304	$46,255
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	511	245	1,448	245
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(551)	(238)	(1,621)	(238)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(506)	(779)	(2,377)	(3,297)

Proforma net income	$3,947	$20,987	$41,754	$42,965

Basic net income per share:
As reported	$0.07	$0.32	$0.65	$0.67
Proforma	0.06	0.30	0.61	0.62
Diluted net income per share:
As reported	$0.07	$0.31	$0.65	$0.66
Proforma	0.06	0.30	0.61	0.61

NOTE 4 — ACQUISITION
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc., for $19.0 million, including acquisition costs. Common shares of 970,912 were issued as part of the transaction with a stock value of $18.5 million. Goodwill of $12.0 million was recorded of which $3.5 million is expected to be deductible for tax purposes. In addition, intangible assets totaling $8.4 million related to customer business relationships were recorded and are being amortized over 12 to 22 years. Beginning with the quarter ended June 30, 2005, these acquisitions are included with the non-bank service companies in the “other” column of Note 19 – Segment Information. In accordance with the purchase agreement, future contingent payments may be paid in relation to this acquisition. These payments, which are not expected to be material, would result in a change to the purchase price and goodwill when paid. On the date of acquisition, unaudited financial statements of the companies showed assets of $5.0 million with year-to-date revenues of $4.7 million and net loss of $0.2 million.
NOTE 5 — DISCONTINUED OPERATIONS AND DIVESTITURES
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

Results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except	September 30,		September 30,
per share data)	2005	2004	2005	2004

Revenues	$3,407	$7,177	$21,063	$24,232
Net income (loss)	(14,383)	365	(14,825)	2,352
Diluted net income (loss) per share	(0.21)	—	(0.22)	0.03

NOTE 6 — NET INCOME PER SHARE
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

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	September 30, 2005			September 30, 2004
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$18,876	68,011	$0.28	$21,394	69,353	$0.32
Income (loss) from discontinued operations	(14,383)		(0.21)	365		—

Net income	$4,493	68,011	$0.07	$21,759	69,353	$0.32

Diluted Net Income Per Share
Income from continuing operations	$18,876	68,011	$0.28	$21,394	69,353	$0.32
Effect of dilutive securities:
Restricted stock	—	10		—	43
Stock options	—	310	—	—	671	—

Income from continuing operations and assumed conversions	$18,876	68,331	$0.28	$21,394	70,067	$0.31
Income (loss) from discontinued operations	(14,383)		(0.21)	365		—

Net income and assumed conversions	$4,493	68,331	$0.07	$21,759	70,067	$0.31

(dollars and shares	Nine Months Ended			Nine Months Ended
in thousands,	September 30, 2005			September 30, 2004
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from continuing operations	$59,129	68,355	$0.87	$43,903	69,560	$0.64
Income (loss) from discontinued operations	(14,825)		(0.22)	2,352		0.03

Net income	$44,304	68,355	$0.65	$46,255	69,560	$0.67

Diluted Net Income Per Share
Income from continuing operations	$59,129	68,355	$0.87	$43,903	69,560	$0.64
Effect of dilutive securities:
Restricted stock	—	—		—	43
Stock options	—	127	—	—	423	—

Income from continuing operations and assumed conversions	$59,129	68,482	$0.87	$43,903	70,026	$0.63
Income (loss) from discontinued operations	(14,825)		(0.22)	2,352		0.03

Net income and assumed conversions	$44,304	68,482	$0.65	$46,255	70,026	$0.66

NOTE 7 — INVESTMENT SECURITIES
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
NOTE 8 — LOANS HELD FOR SALE
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
NOTE 9 — ALLOWANCE FOR LOAN LOSSES
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
NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2005 and 2004, Old National had goodwill in the amount of $113.3 million and $129.9 million, respectively. During the quarter ended March 31, 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million. In the third quarter of 2005, Old National sold these assets classified as held for sale. See Note 5 “Discontinued Operations and Divestitures” for additional information.
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

NOTE 11 — MORTGAGE SERVICING RIGHTS
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
NOTE 12 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at September 30:

(dollars in thousands)	2005	2004

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturities August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturity May 2010	50,000	—
Junior subordinated debenture (fixed rate 8.00%) maturity April 2032	100,000	150,000
SFAS 133 fair value hedge and other basis adjustments	(4,955)	(2,574)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 1.70% to 2.75% and variable rate 4.59%) maturities May 2008 to December 2009	148,000	248,000
Federal Home Loan Bank advances (fixed rates 4.28% to 8.34%) maturities November 2005 to October 2022	379,297	569,924
Senior unsecured bank notes (fixed rate 3.95% and variable rates 4.11% to 4.26%) maturities May 2006 to February 2008	100,000	165,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,501	4,530
SFAS 133 fair value hedge and other basis adjustments	(2,880)	3,117

Total other borrowings	$1,033,963	$1,397,997

Contractual maturities of other borrowings at September 30, 2005, were as follows:

(dollars in thousands)

Due in 2005	$25,008
Due in 2006	78,361
Due in 2007	60,034
Due in 2008	343,037
Due in 2009	76,040
Thereafter	459,318
SFAS 133 fair value hedge and other basis adjustments	(7,835)

Total	$1,033,963

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

NOTE 13 — EMPLOYEE BENEFIT PLANS
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
On October 17, 2005, subsequent to quarter end, the Compensation and Management Development Committee of the Board of Directors approved the acceleration of all unvested options granted prior to 2004. See Note 3 for additional details.

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
NOTE 14 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004

Provision at statutory rate of 35%	$7,743	$8,889	$24,647	$15,710
Tax-exempt income	(4,132)	(4,560)	(12,804)	(13,960)
Other, net	(363)	(326)	(551)	(766)

Income tax expense	$3,248	$4,003	$11,292	$984

Effective tax rate	14.7%	15.8%	16.0%	2.2%

For the three months ended September 30, 2005, the effective tax rate on income from continuing operations was lower than for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the effective tax rate on income from continuing operations was higher than for the nine months ended September 30, 2004. The increased effective tax rate for the nine month period ended September 30, 2005, resulted from a lower percentage of tax-exempt income to total income compared to the nine months ended September 30, 2004.
NOTE 15 — COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004

Net income:	$4,493	$21,759	$44,304	$46,255
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	(3,751)	43,021	(8,761)	2,667
Less: reclassification adjustment for securities gains realized in net income, net of tax	(370)	(185)	(703)	(1,348)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax	(73)	(2,205)	512	(1,689)
Less: reclassification adjustment on cash flow hedges, net of tax	46	47	(30)	141

Net unrealized gains (losses)	(4,148)	40,678	(8,982)	(229)

Comprehensive income	$345	$62,437	$35,322	$46,026

NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS
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

	2005			2004
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$751,748	$157	$(18,412)	$756,213	$3,491	$(7,732)
Pay fixed interest rate swaps	20,000	95	(72)	20,000	—	(458)
Forward mortgage loan contracts	17,057	189	—	5,169	—	(50)
Cash Flow Hedges
HELOC cash flow	50,000	—	(104)	100,000	261	—
Pay fixed interest rate swaps	—	—	—	70,000	372	—
Stand Alone Hedges
Receive fixed interest rate swaps	456,000	2,130	(8,463)	496,000	8,247	(4,184)
Interest rate lock commitments	40,297	69	—	33,282	169	—
Forward mortgage loan contracts	49,257	217	—	42,060	—	(119)
Options on contracts purchased	—	—	—	6,000	—	(16)
Anticipated floating rate debt	—	—	—	295,000	484	(2,784)
Matched Customer Hedges
Customer interest rate swaps	202,308	984	(1,209)	68,323	699	(242)
Customer interest rate swaps with counterparty	202,308	1,209	(984)	68,323	242	(699)
Customer interest rate cap	2,300	—	(14)	2,300	—	(23)
Customer interest rate cap with counterparty	2,300	14	—	2,300	23	—

Total	$1,793,575	$5,064	$(29,258)	$1,964,970	$13,988	$(16,307)

NOTE 17 — COMMITMENTS AND CONTINGENCIES
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
NOTE 18 — FINANCIAL GUARANTEES
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
NOTE 19 — SEGMENT INFORMATION
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
The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three months and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended September 30, 2005
Net interest income	$65,167	$(6,021)	$(3,480)	$55,666
Provision for loan losses	6,115	(115)	—	6,000
Noninterest income	19,561	(2,079)	16,674	34,156
Noninterest expense	49,379	702	11,617	61,698
Income (loss) before income taxes and discontinued operations	29,234	(8,687)	1,577	22,124
Income tax expense (benefit)	7,898	(5,159)	509	3,248
Loss from discontinued operations, net of income tax expense	—	1,124	(15,507)	(14,383)
Segment profit (loss)	21,336	(2,404)	(14,439)	4,493
Total assets	5,371,185	2,948,865	215,241	8,535,291

Three months ended September 30, 2004
Net interest income	$66,709	$(6,735)	$(3,667)	$56,307
Provision for loan losses	7,343	57	—	7,400
Noninterest income	17,335	12,580	15,475	45,390
Noninterest expense	56,861	297	11,742	68,900
Income (loss) before income taxes and discontinued operations	19,840	5,491	66	25,397
Income tax expense (benefit)	4,519	(543)	27	4,003
Income from discontinued operations, net of income tax expense	—	—	365	365
Segment profit	15,321	6,034	404	21,759
Total assets	5,333,011	3,368,118	280,586	8,981,715

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Nine months ended September 30, 2005
Net interest income	$194,998	$(18,878)	$(10,576)	$165,544
Provision for loan losses	17,091	9	—	17,100
Noninterest income	55,416	6,668	51,293	113,377
Noninterest expense	154,757	2,447	34,196	191,400
Income (loss) before income taxes and discontinued operations	78,566	(14,666)	6,521	70,421
Income tax expense (benefit)	20,882	(11,692)	2,102	11,292
Loss from discontinued operations, net of income tax expense	—	—	(14,825)	(14,825)
Segment profit (loss)	57,684	(2,974)	(10,406)	44,304
Total assets	5,371,185	2,948,865	215,241	8,535,291

Nine months ended September 30, 2004
Net interest income	$208,753	$(22,124)	$(10,245)	$176,384
Provision for loan losses	22,227	173	—	22,400
Noninterest income	56,085	19,050	50,037	125,172
Noninterest expense	187,586	3,089	43,594	234,269
Income (loss) before income taxes and discontinued operations	55,025	(6,336)	(3,802)	44,887
Income tax expense (benefit)	12,267	(10,116)	(1,167)	984
Income from discontinued operations, net of income tax expense	—	—	2,352	2,352
Segment profit (loss)	42,758	3,780	(283)	46,255
Total assets	5,333,011	3,368,118	280,586	8,981,715

NOTE 20 – SUBSEQUENT EVENT
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
Income from continuing operations for the three months ended September 30, 2005, was $18.9 million, or $0.28 per diluted share compared to income from continuing operations totaling $21.4 million, or $0.31 per diluted share for the same quarter last year. Income from continuing operations for the nine months ended September 30, 2005, was $59.1 million, or $0.87 per diluted share, compared to income from continuing operations of $43.9 million, or $0.63 per diluted share for the nine months ended September 30, 2004.
Old National reported net income of $4.5 million for the three months ended September 30, 2005, a decrease of $17.3 million, or 79.4% from the $21.8 million recorded for the three months ended September 30, 2004. Net income for the three months ended September 30, 2005, includes the $14.4 million loss from discontinued operations related to the sale of Terrill and FEG. See Note 5 to the consolidated financial statements for additional information. For the nine months ended September 30, 2005, net income was $44.3 million, a decrease of $2.0 million, or 4.2% from the $46.3 million recorded for the nine months ended September 30, 2004. On a diluted per share basis, net income was $0.07 for the three months ended September 30, 2005, compared to $0.31 for the three months ended September 30, 2004. Diluted earnings per share were $0.65 for the nine months ended September 30, 2005, compared to $0.66 for the nine months ended September 30, 2004.
Calculated based on income from continuing operations, Old National’s return on average assets was 0.88% and return on shareholders’ equity was 11.16%, compared to 0.95% and 12.38%, respectively, for the three months ended September 30, 2004. Old National’s return on average assets for the nine months ended September 30, 2005, was 0.91% and return on shareholders’ equity was 11.40%, compared to return on average assets of 0.64% and return on shareholders’ equity of 8.19% for the nine months ended September 30, 2004. Results in 2004 were impacted by nonrecurring expenses related to “Ascend”.

Old National’s near-term challenges include managing net interest margin in this rising rate environment, developing strong non-interest bearing deposit growth, and managing expenses.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended			Nine Months Ended
(dollars in thousands,	September 30,			September 30,
except per share data)	2005	2004	Change	2005	2004	Change

Income Statement Summary:
Net interest income	$55,666	$56,307	(1.1)%	$165,544	$176,384	(6.1)%
Provision for loan losses	6,000	7,400	(18.9)	17,100	22,400	(23.7)
Noninterest income	34,156	45,390	(24.7)	113,377	125,172	(9.4)
Noninterest expense	61,698	68,900	(10.5)	191,400	234,269	(18.3)

Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 59% of revenues at September 30, 2005. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include accelerated prepayments of mortgage-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
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
Taxable equivalent net interest income was $60.9 million and $181.9 million for the three and nine months ended September 30, 2005, respectively, down from the $62.3 million and $194.5 reported for the three and nine months ended September 30, 2004, respectively. The net interest margin was 3.16% and 3.09% for the three and nine months ended September 30, 2005, respectively, compared to 3.07% and 3.11% reported for the three and nine months ended September 30, 2004, respectively. The reduction in net interest income is primarily a result of the lower average earning assets. The decline in net interest margin for the nine months ended September 30, 2005 is due to the compression in the net interest spread as a result of the dramatic increase in short-term interest rates.
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
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended September 30, 2005, was $34.2 million, a decrease of $11.2 million, or 24.7% from the $45.4 million reported for the three months ended September 30, 2004. For the nine months ended September 30, 2005, noninterest income was $113.4 million, a decrease of $11.8 million, or 9.4% from the $125.2 million reported for the nine months ended September 30, 2004.
Net securities gains increased by $0.3 million for the three months ended September 30, 2005 compared to September 30, 2004, and decreased by $1.1 million for the nine months ended September 30, 2005 compared to September 30, 2004. Derivatives income decreased by $15.1 million for the three months ended September 30, 2005 compared to September 30, 2004, and decreased by $9.9 million for the nine months ended September 30, 2005 compared to September 30, 2004. Total noninterest income excluding net securities and derivatives gains was $38.1 million and $111.6 million for the three and nine months ended September 30, 2005, respectively, compared to $34.6 million and $112.4 million for the three and nine months ended September 30, 2004, respectively.
Primarily as a result of the acquisition of J. W. F. Insurance Companies in the second quarter of 2005, insurance premiums and commissions increased to $8.5 million and $26.6 million for the three and nine months ended September 30, 2005, compared to $7.4 million and $24.8 million for the three and nine months ended September 30, 2004, a 15.1% and 7.5% increase, respectively. Insurance premiums and commissions related to J.W. Terrill Insurance Agency are not included in these amounts. See Note 5 to the consolidated financial statements for a discussion of discontinued operations and divestitures.
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
Included in other income for the three months ended September 30, 2005 is a pre-tax gain of $0.4 million related to the sale of mortgage servicing rights. See Note 11 to the consolidated financial statements for additional detail.
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
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 14.7% for the three months ended September 30, 2005, compared to 15.8% in the three months ended September 30, 2004. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 16.0% for the nine months ended September 30, 2005, compared to 2.2% for the nine months ended September 30, 2004. The increased effective tax rate in 2005 for the nine months ended September 30, 2005, resulted from a lower percentage of tax-exempt income to total income compared to the same nine month period in 2004.
FINANCIAL CONDITION
Overview
Old National’s assets at September 30, 2005, were $8.535 billion, a 5.0% decrease compared to September 30, 2004 assets of $8.982 billion, and an annualized decrease of 5.4% compared to December 31, 2004 assets of $8.898 billion. Investments decreased $330.3 million since September 30, 2004, and decreased $487.1 million since December 31, 2004. Loans increased $10.8 million since September 30, 2004, and increased $127.6 million since December 31, 2004. Total liabilities decreased $400.5 million compared to September 30, 2004, and decreased $328.0 million since December 31, 2004, primarily from a reduction in borrowings. Total shareholders’ equity decreased $46.0 million from September 30, 2004, and decreased $35.0 million from December 31, 2004. The decrease in shareholders’ equity from September 30, 2004 is primarily attributable to fluctuations in the market value of investment securities in the amount of $11.4 million, a $28.7 million increase in stock repurchases, and the issuance of $18.5 million in stock for the acquisition of J. W. F. Insurance Companies. At September 30, 2005, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $4.6 million compared to a net gain of $14.4 million at September 30, 2004.
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
The table below shows the various components of under-performing assets:

	September 30,		December 31,
(dollars in thousands)	2005	2004	2004

Nonaccrual loans	$58,820	$106,002	$54,890
Renegotiated loans	—	—	—
Past due loans (90 days or more)	1,919	6,722	2,414
Foreclosed properties	3,406	3,842	8,331

Total under-performing assets	$64,145	$116,566	$65,635

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$145,884	$268,474	$192,214
Criticized loans	102,855	204,844	148,118

Total criticized and classified loans	$248,739	$473,318	$340,332

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.14%	2.08%	1.10%
Under-performing assets/total loans and foreclosed properties (1)	1.24	2.28	1.31
Under-performing assets/total assets	0.75	1.30	0.74
Allowance for loan losses/under-performing assets	126.83	82.63	130.65

(1)	Items referring to loans are net of unearned income and include residential loans held for sale.

(2)	(2) Non-performing loans include nonaccrual and renegotiated loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2005, totaled $137.0 million, a decrease of $32.4 million and $31.8 million, respectively, compared to $169.4 million at September 30, 2004, and $168.8 million at December 31, 2004. The sales of selected non-strategic companies in the third quarter of 2005 resulted in a $47.9 million reduction in goodwill and other intangible assets. See Note 10 to the consolidated financial statements for further details. These decreases were partially offset by the addition of $20.4 million in goodwill and intangible assets related to the May 1, 2005 acquisition of J. W. F. Insurance Companies as discussed under “Acquisition and Divestitures Activity” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.758 billion at September 30, 2005, a decrease of 4.8% from $8.148 billion at September 30, 2004, and an annualized decrease of 5.2% from $8.073 billion at December 31, 2004. Included in total funding were deposits of $6.373 billion at September 30, 2005, a decrease of 0.6% compared to September 30, 2004, and an annualized decrease of 0.9% compared to December 31, 2004. While total deposits remained relatively flat, Old National experienced a shift from NOW deposits into money market deposits during 2005 due to the rising interest rate environment.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At September 30, 2005, wholesale borrowings, including short-term borrowings and other borrowings, decreased 20.2% and 21.7%, annualized, from September 30, 2004, and December 31, 2004, respectively. Wholesale borrowings as a percentage of total funding was 17.9% at September 30, 2005, compared to 21.3% at September 30, 2004, and 20.5% at December 31, 2004. The lower level of earning assets, primarily due to loan sales of $26.7 million during 2005 and $448.7 million during 2004, and a planned reduction of the investment portfolio during 2005, reduced the company’s reliance on wholesale funding.
Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $669.1 million at September 30, 2005, compared to $715.0 million at September 30, 2004, and $704.1 million at December 31, 2004.
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

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2005	2004	2004
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.57%	7.72%	7.69%
Tier 1 capital to risk-adjusted total assets	4.00	10.36	11.48	11.19
Total capital to risk-adjusted total assets	8.00	14.05	15.27	14.92
Shareholders’ equity to assets	N/A	7.84	7.96	7.91

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s critical accounting policies involving the more significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements as of September 30, 2005 remain unchanged from December 31, 2004. These policies relate to the accounting for the allowance for loan losses, goodwill and other intangible assets, and mortgage servicing rights. During the quarter ended September 30, 2005, the company sold its mortgage servicing rights. See Note 11 to the consolidated financial statements for further details. Disclosure on these critical accounting policies is incorporated by reference under Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

     Policy guidelines, in addition to September 30, 2005 and 2004 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

9/30/2005	1.45%	1.55%	-2.70%	-6.41%	-10.28%
9/30/2004	0.72%	2.17%	-3.30%	-6.83%	-11.13%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

9/30/2005	-0.79%	0.76%	-2.21%	-5.75%	-9.66%
9/30/2004	-2.70%	0.64%	-2.19%	-5.03%	-8.53%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

9/30/2005	-15.19%	-4.60%	0.20%	-2.17%	-5.27%
9/30/2004	-14.42%	-3.56%	-1.13%	-4.63%	-9.36%
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
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The company’s derivatives had an estimated fair value loss of $24.2 million at September 30, 2005, compared to an estimated fair value loss of $2.3 million at September 30, 2004. The decrease in market value was primarily due to increases in short term interest rates and the resulting decline in market value of the receive fixed interest rate swaps for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition, the notional amount of derivatives decreased by $171.4 million. See Note 16 to the consolidated financial statements for additional information.
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
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at September 30, 2005, Old National Bancorp has $700.0 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At September 30, 2005, the parent company’s other borrowings outstanding was $255.0 million, compared with $257.4 million at September 30, 2004. The decrease in other borrowings in 2005 was driven by a $2.3 million decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At September 30, 2005, prior regulatory approval was not required for Old National’s affiliate bank.

ITEM 4. CONTROLS AND PROCEDURES
Restatement
On January 31, 2006, Old National announced that certain of its previously issued financial statements contained an error under accounting principles generally accepted in the United States of America (“GAAP”) relating to the accounting for certain derivative transactions. As a result, Old National determined that it needed to restate its financial statements for the period ended September 30, 2005. For a more detailed discussion regarding this restatement, see Note 2 to the consolidated financial statements.
Evaluation of disclosure controls and procedures.
In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, Old National reevaluated its disclosure controls and procedures as of September 30, 2005.
Management identified an error related to Old National’s accounting for certain derivative transactions and determined that its previously issued financial statements for the quarter ended September 30, 2005 could not be relied upon. Based upon their evaluation of the error, management concluded that as of September 30, 2005, a material weakness in Old National’s internal control over financial reporting relating to the accounting for certain derivative transactions existed. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, management has concluded that Old National’s internal control over financial reporting was not effective as of September 30, 2005. Specifically, Old National did not maintain effective controls over the classification of certain interest rate swaps and the related hedged liabilities. This failure resulted from Old National utilizing the short-cut method for evaluating hedge effectiveness when this method was not in accordance with generally accepted accounting principles for use with these instruments.
As a result of this material weakness, Old National concluded that its disclosure controls and procedures were not effective as of September 30, 2005.
Changes in Internal Control over Financial Reporting
As previously reported, there was no change to Old National’s internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4			Instruments defining rights of security holders, including indentures

4.	1
First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

Exhibit
Number
4.2			Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10			Material contracts

	(a	)
Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(b	)
Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(c	)
2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(d	)
Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(e	)
Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(f	)
Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(g	)
2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(h	)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

	(i	)
Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

	(j	)
Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

	(k	)
Form of Severance Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

	(l	)
Form of Change of Control Agreement for Named Executive Officers, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

Exhibit
Number
	(m	)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

	(n	)
First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

	(o	)
Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

	(p	)
Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*

	(q	)
Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

	(r	)
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