Form 10-Q
period 2006-03-31
OLD NATIONAL BANCORP /IN/
filed 2006-05-10
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 67,113,000 shares outstanding at April 30, 2006.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	March 31,
	(unaudited)		December 31,
(dollars and shares in thousands)	2006	2005	2005

Assets
Cash and due from banks	$164,993	$159,516	$245,364
Federal funds sold	3,146	10,000	123,943
Money market investments	27,189	29,854	33,109

Total cash and cash equivalents	195,328	199,370	402,416
Investment securities — available-for-sale, at fair value
U.S. Treasury	—	33,247	—
U.S. Government-sponsored agencies	581,504	637,601	509,744
Mortgage-backed securities	1,100,752	1,248,491	1,105,257
States and political subdivisions	486,588	583,051	488,369
Other securities	195,670	215,526	196,696

Investment securities — available-for-sale	2,364,514	2,717,916	2,300,066
Investment securities — held-to-maturity, at amortized cost (fair value $153,102, $165,198 and $161,252 respectively)	159,522	170,194	166,799
Federal Home Loan Bank stock, at cost	49,628	49,556	49,608
Residential loans held for sale	21,965	31,685	43,804
Loans:
Commercial	1,549,950	1,522,497	1,553,742
Commercial real estate	1,500,134	1,639,968	1,534,385
Residential real estate	512,342	558,219	543,903
Consumer credit, net of unearned income	1,247,077	1,219,655	1,261,797

Total loans	4,809,503	4,940,339	4,893,827
Allowance for loan losses	(76,809)	(86,307)	(78,847)

Net loans	4,732,694	4,854,032	4,814,980

Premises and equipment, net	195,148	209,655	199,878
Accrued interest receivable	55,787	55,819	55,658
Goodwill	113,350	100,965	113,275
Other intangible assets	22,449	16,526	23,060
Mortgage servicing rights	—	15,129	—
Assets held for sale	—	57,241	—
Other assets	334,536	314,959	322,478

Total assets	$8,244,921	$8,793,047	$8,492,022

Liabilities
Deposits:
Noninterest-bearing demand	$820,107	$850,571	$891,541
Interest-bearing:
NOW	1,458,384	1,826,861	1,640,750
Savings	486,527	495,430	480,358
Money market	901,639	619,975	869,039
Time	2,551,431	2,577,084	2,583,948

Total deposits	6,218,088	6,369,921	6,465,636
Short-term borrowings	359,331	493,312	302,765
Other borrowings	895,776	1,152,263	954,925
Liabilities held for sale	—	11,238	—
Accrued expenses and other liabilities	129,353	98,724	118,798

Total liabilities	7,602,548	8,125,458	7,842,124

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 67,409, 68,717 and 67,649 shares issued and outstanding, respectively	67,409	68,717	67,649
Capital surplus	583,938	614,741	591,930
Retained earnings	18,674	1,585	12,074
Accumulated other comprehensive loss, net of tax	(27,648)	(17,454)	(21,755)

Total shareholders’ equity	642,373	667,589	649,898

Total liabilities and shareholders’ equity	$8,244,921	$8,793,047	$8,492,022

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,
(dollars in thousands, except per share data) (unaudited)	2006	2005

Interest Income
Loans including fees:
Taxable	$75,603	$68,580
Nontaxable	4,593	4,062
Investment securities, available-for-sale:
Taxable	21,249	21,538
Nontaxable	5,461	6,673
Investment securities, held-to-maturity, taxable	1,787	1,786
Money market investments	906	129

Total interest income	109,599	102,768

Interest Expense
Deposits	39,950	30,849
Short-term borrowings	2,393	2,017
Other borrowings	12,917	14,705

Total interest expense	55,260	47,571

Net interest income	54,339	55,197
Provision for loan losses	3,500	5,100

Net interest income after provision for loan losses	50,839	50,097

Noninterest Income
Wealth management fees	5,179	4,875
Service charges on deposit accounts	9,903	11,098
ATM fees	2,846	2,640
Mortgage banking revenue	1,208	1,377
Insurance premiums and commissions	10,964	9,051
Investment product fees	2,257	2,583
Bank-owned life insurance	2,101	1,754
Net securities losses	(147)	(520)
Gain (loss) on derivatives	1,615	(2,872)
Gain on branch divestiture	3,036	—
Other income	3,907	3,272

Total noninterest income	42,869	33,258

Noninterest Expense
Salaries and employee benefits	41,322	39,038
Occupancy	5,214	5,031
Equipment	3,378	3,512
Marketing	2,297	1,912
Outside processing	4,605	5,395
Communication	2,317	2,521
Professional fees	1,967	2,114
Loan expense	1,350	899
Supplies	842	875
Other expense	5,195	5,059

Total noninterest expense	68,487	66,356

Income before income taxes and discontinued operations	25,221	16,999
Income tax expense	4,552	1,443

Income from continuing operations	20,669	15,556
Loss from discontinued operations, net of tax benefit of $68	—	(984)

Net income	$20,669	$14,572

Basic net income per share from continuing operations	$0.31	$0.22
Basic net loss per share from discontinued operations	—	(0.01)
Basic net income per share	0.31	0.21

Diluted net income per share from continuing operations	$0.31	$0.22
Diluted net loss per share from discontinued operations	—	(0.01)
Diluted net income per share	0.31	0.21

Dividends per common share	$0.21	$0.19
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’
(dollars and shares in thousands) (unaudited)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	69,287	$69,287	$630,461	$—	$4,344	$704,092
Net income	—	—	—	14,572	—	14,572
Unrealized net securities losses, net of $(16,026) tax	—	—	—	—	(23,799)	(23,799)
Reclassification adjustment for losses included in net income, net of $209 tax	—	—	—	—	311	311
Net unrealized derivative gains on cash flow hedges, net of $1,135 tax	—	—	—	—	1,756	1,756
Reclassification adjustment on cash flow hedges, net of $(42) tax	—	—	—	—	(66)	(66)
Cash dividends	—	—	—	(12,987)	—	(12,987)
Stock repurchased	(850)	(850)	(17,542)	—	—	(18,392)
Stock issued under stock option, restricted stock and stock purchase plans	280	280	1,822	—	—	2,102

Balance, March 31, 2005	68,717	$68,717	$614,741	$1,585	$(17,454)	$667,589

Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898
Net income	—	—	—	20,669	—	20,669
Unrealized net securities losses, net of $(4,420) tax	—	—	—	—	(6,075)	(6,075)
Reclassification adjustment for securities losses included in net income, net of $62 tax	—	—	—	—	85	85
Reclassification adjustment on cash flow hedges, net of $63 tax	—	—	—	—	97	97
Cash dividends	—	—	—	(14,069)	—	(14,069)
Stock repurchased	(449)	(449)	(9,044)	—	—	(9,493)
Stock issued under stock option, restricted stock and stock purchase plans	209	209	1,052	—	—	1,261

Balance, March 31, 2006	67,409	$67,409	$583,938	$18,674	$(27,648)	$642,373

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
(dollars in thousands) (unaudited)	2006	2005

Cash Flows From Operating Activities
Net income	$20,669	$14,572

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,483	3,872
Amortization of other intangible assets and goodwill impairment	611	3,561
Net premium (discount) amortization on investment securities	(305)	905
Amortization of unearned stock compensation	616	492
Stock option expense	21	—
Provision for loan losses	3,500	5,100
Net securities losses	147	520
Gain on branch divestiture	(3,036)	—
(Gain) loss on derivatives	(1,615)	2,872
Net gains on sales and write-downs of loans and other assets	(124)	(1,167)
Residential real estate loans originated for sale	(45,911)	(78,115)
Proceeds from sale of residential real estate loans	68,554	69,299
Increase in accrued interest and other assets	(23,754)	(20,156)
Increase in accrued expenses and other liabilities	15,210	6,805

Total adjustments	17,397	(6,012)

Net cash flows provided by operating activities	38,066	8,560

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(148,671)	(80,753)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	70,154	73,798
Proceeds from sales of investment securities available-for-sale	3,960	33,881
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	7,056	7,418
Proceeds from branch divestiture	10,511	—
Net principal collected from customers	50,875	19,961
Proceeds from sale of premises and equipment and other assets	515	924
Purchase of premises and equipment	(1,787)	(1,716)

Net cash flows provided by (used in) investing activities	(7,387)	53,513

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(70,831)	(647)
Savings, NOW and money market deposits	(128,913)	(31,961)
Time deposits	(20,414)	(16,180)
Short-term borrowings	56,566	145,959
Payments for maturities on other borrowings	(51,237)	(147,103)
Cash dividends paid	(14,069)	(12,987)
Common stock repurchased	(9,493)	(18,392)
Common stock issued under stock option, restricted stock and stock purchase plans	624	1,610

Net cash flows used in financing activities	(237,767)	(79,701)

Net decrease in cash and cash equivalents	(207,088)	(17,628)
Cash and cash equivalents at beginning of period	402,416	216,998

Cash and cash equivalents at end of period	$195,328	$199,370

Total interest paid	$52,247	$41,916
Total taxes paid	$5	$400
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2006 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2006 and 2005, and December 31, 2005, and the results of its operations for the three months ended March 31, 2006 and 2005. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2005.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 156 -In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.
SFAS No. 155 -In February 2006, the Financial Accounting Standards Board issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument, clarifies which instruments are subject to the requirements, establishes a requirement to evaluate interest in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.
NOTE 3 — DIVESTITURES
During the first quarter of 2006, Old National sold its financial center located in O’Fallon, Illinois, selling approximately $27.9 million in loans and assigning $22.2 million in deposits. The financial center was in a market no longer considered consistent with the Company’s strategy. The sale resulted in a pre-tax gain of $3.0 million which was included in income from continuing operations during the first quarter.

NOTE 4 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period, adjusted to reflect all stock dividends. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Restricted stock shares were excluded from the denominator in the computation of diluted net income per share for the three months ended March 31, 2005 because their inclusion would have been anti-dilutive. The following table reconciles basic and diluted net income per share for the three months ended March 31:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
(dollars and shares in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$20,669	67,016	$0.31	$15,556	68,589	$0.22
Loss from discontinued operations	—	67,016	—	(984)	68,589	(0.01)

Net income	$20,669		$0.31	$14,572		$0.21

Effect of dilutive securities:
Restricted stock		172			—
Stock options		129			198

Diluted Net Income Per Share
Income from continuing operations and assumed conversions	$20,669	67,317	$0.31	$15,556	68,787	$0.22
Loss from discontinued operations	—	67,317	—	(984)	68,787	(0.01)

Net income and assumed conversions	$20,669		$0.31	$14,572		$0.21

NOTE 5 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2006
Available-for-sale	$2,409,869	$17,931	$(63,286)	$2,364,514
Held-to-maturity	159,522	—	(6,420)	153,102

2005
Available-for-sale	$2,747,947	$31,310	$(61,341)	$2,717,916
Held-to-maturity	170,194	—	(4,996)	165,198

At March 31, 2006, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 6 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At March 31, 2006 and 2005, Old

National had residential loans held for sale of $22.0 million and $31.7 million, respectively. As of March 31, 2006 and 2005, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.
NOTE 7 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2006	2005

Balance, January 1	$78,847	$85,749
Additions:
Provision charged to expense	3,500	5,100
Deductions:
Loans charged-off	7,395	6,364
Recoveries	(1,857)	(1,822)

Net charge-offs	5,538	4,542

Balance, March 31	$76,809	$86,307

The following is a summary of information pertaining to impaired loans at March 31:

(dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$9,568	$10,793
Impaired loans with a valuation allowance	28,745	34,915

Total impaired loans	$38,313	$45,708

Valuation allowance related to impaired loans	$12,106	$14,495

For the three months ended March 31, 2006, the average balance of impaired loans was $38.9 million for which no interest was recorded. For the three months ended March 31, 2005, the average balance of impaired loans was $44.7 million for which no interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
At March 31, 2006 and 2005, Old National had goodwill in the amount of $113.4 million and $101.0 million, respectively. During the first quarter of 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million. In the third quarter of 2005, Old National sold these assets classified as held for sale.
The change in the carrying amount of goodwill by segment for the three months ended March 31 was as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior year	—	75	75

Balance, March 31, 2006	$73,477	$39,873	$113,350

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill transferred to held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, March 31, 2005	$70,944	$30,021	$100,965

At March 31, 2006 and 2005, Old National had $22.4 million and $16.5 million, respectively, in unamortized intangible assets. During the quarter ended March 31, 2005, Old National reclassified definite-lived intangible assets of $18.9 million and indefinite-lived assets of $2.8 million to assets held for sale and discontinued the related amortization. In the third quarter of 2005, Old National sold these assets classified as held for sale. Old National continues to amortize definite-lived intangible assets in continuing operations over the estimated remaining life of each respective asset.
The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of March 31:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

2006
Amortized intangible assets:
Core deposit	$ 5,574	$(4,301)	$ 1,273
Customer business relationships	25,411	(4,235)	21,176

Total intangible assets	$30,985	$(8,536)	$22,449

2005
Amortized intangible assets:
Core deposit	$ 5,574	$(3,778)	$ 1,796
Customer business relationships	17,025	(2,295)	14,730

Total intangible assets	$22,599	$(6,073)	$16,526

Total amortization expense associated with other intangible assets for the three months ended March 31 was $0.6 million in 2006 and $0.7 million in 2005.
The following is the estimated amortization expense for the future years ending:

(dollars in thousands)

2006 remaining	$1,773
2007	2,011
2008	1,880
2009	1,756
2010	1,610
Thereafter	13,419

Total	$22,449

NOTE 9 — MORTGAGE SERVICING RIGHTS
During the third quarter of 2005, Old National sold its mortgage servicing rights relating to $1.917 billion of mortgage loans serviced for other investors for a total sales price of $17.7 million. The sale resulted in a pre-tax net gain of $0.4 million which was included in Other Income during the third quarter of 2005.

The activity for mortgage servicing rights and the related valuation allowance for the period ended March 31, 2005 is summarized below:

(dollars in thousands)	2005

Balance before valuation allowance, January 1	$15,829
Rights capitalized	688
Amortization	(1,388)

Balance before valuation allowance, March 31	15,129

Valuation allowance:
Balance, January 1	—
Additions to valuation allowance	—
Reductions to valuation allowance	—

Balance, March 31	—

Mortgage servicing rights, net	$15,129

Mortgage servicing rights from loans sold with servicing retained were $15.1 million at March 31, 2005. Loans serviced for others were not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at March 31, 2005 was $1.949 billion, and the fair value of capitalized mortgage servicing rights was $20.4 million. Old National’s key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 13.9% and a discount rate of 9.1% at March 31, 2005.
NOTE 10 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at March 31:

(dollars in thousands)	2006	2005

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturities August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturity May 2010	50,000	-
Junior subordinated debenture (fixed rate 8.00%) maturity April 2032	100,000	150,000
SFAS 133 fair value hedge and other basis adjustments	(7,989)	(5,196)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.05% to 2.75% and variable rates 5.17% to 5.56%) maturities May 2008 to December 2009	148,000	198,000
Federal Home Loan Bank advances (fixed rates 4.53% to 8.34%) maturities April 2006 to January 2023	250,473	434,741
Senior unsecured bank notes (fixed rate 3.95% and variable rates 5.07% to 5.25%) maturities May 2006 to February 2008	100,000	115,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,485	4,515
SFAS 133 fair value hedge and other basis adjustments	(9,193)	(4,797)

Total other borrowings	$895,776	$1,152,263

Contractual maturities of other borrowings at March 31, 2006, were as follows:

(dollars in thousands)

Due in 2006	$54,983
Due in 2007	10,034
Due in 2008	340,037
Due in 2009	76,040
Due in 2010	75,043
Thereafter	356,821
SFAS 133 fair value hedge and other basis adjustments	(17,182)

Total	$895,776

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.32% and 5.71% at March 31, 2006 and 2005, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
SUBORDINATED BANK NOTES
Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.
JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes, subject to certain limitations.
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

At March 31, 2006, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2006 remaining	$278
2007	371
2008	371
2009	390
2010	390
Thereafter	12,484

Total minimum lease payments	14,284
Less amounts representing interest	9,799

Present value of net minimum lease payments	$4,485

NOTE 11 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National’s noncontributory defined benefit retirement plan for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005

Service cost	$—	$518
Interest cost	708	893
Expected return on plan assets	(860)	(908)
Amortization of prior service cost	—	8
Recognized actuarial loss	299	408
Settlement	360	—

Net periodic benefit cost	$507	$919

Old National has qualified and nonqualified noncontributory defined benefit pension plans. During 2001, Old National amended the plans freezing the benefits accrued for all participants except active participants who had completed at least 20 years of service or who had attained age 50 with at least five years of vesting service. In addition, the amendment discontinued new enrollments under the plans after December 31, 2001. During 2005, Old National amended the plan by redefining the pay definition, resulting in a reduction to the Projected Benefit Obligation of $2.8 million. During the third quarter of 2005, Old National further amended the plan to grant two years additional benefits to plan participants age 55 or older with 15 years of benefit service resulting in an increase in the Projected Benefit Obligation of $0.8 million and to freeze benefit accruals for all remaining participants effective December 31, 2005. The curtailment resulted in a $10.1 million reduction in Projected Benefit Obligation and a one-time curtailment gain of $1.5 million. Lump sum cash payments of $5.2 million paid to participants during 2005 reduced the Projected Benefit Obligation by the same amount. The Company presently anticipates contributing $0.6 million to fund its pension plans in 2006.
STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At March 31, 2006, 6.5 million shares were outstanding under the plan, including 5.8 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised, and 0.7 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with SFAS No. 123-R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost had been recognized, except with respect to the restricted stock plans. Old National adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method, and, consequently, has not retroactively adjusted results from prior periods.

The following table reflects the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options during the period ended March 31, 2005.

(dollars in thousands, except per share data)

Net income as reported	$14,572
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	320
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(483)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(1,326)

Proforma net income	$13,083

Basic net income per share:
As reported	$0.21
Proforma	0.19
Diluted net income per share:
As reported	$0.21
Proforma	0.19

Stock Options
Included in Old National’s stock based compensation during the first quarter of 2006 is the cost related to the unvested stock options granted during the first quarter of 2006. Stock options granted prior to fiscal 2006 were fully vested as of the beginning of 2006. The fair value of the stock options granted during the first quarter of 2006 was estimated at $0.6 million on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option pricing model were an expected volatility of 19.5%; a risk free interest rate of 4.7%; an expected option term of ten years,a 3.6% dividend yield, and a forfeiture rate of 0%. The expense recognized during the three months ended March 31, 2006, related to the vesting of these awards was $14 thousand, net of an income tax benefit of $7 thousand. The remaining $0.6 million of the estimated value will be expensed ratably over the three year vesting period. These options expire in ten years. There were no stock options granted in 2005.
Stock option activity under the 1999 Equity Incentive Plan for the period ended March 31, 2006 is summarized as follows:

		Weighted
		Average
		Exercise
(shares in thousands)	Shares	Price

Outstanding, January 1, 2006	5,818	$20.92
Granted	142	21.65
Exercised	(30)	20.63
Forfeited	(35)	20.89

Outstanding, March 31, 2006	5,895	$20.94

Options exercisable at end of period	5,753	$20.92
Weighted-average fair value of options granted during the year		4.25

At March 31, 2006, 5,895 stock options were outstanding with a weighted average exercise price of $20.94, an aggregate intrinsic value of $4.1 million, and a weighted average remaining term of 6.2 years. Of the stock options outstanding, 5,753 were exercisable at March 31, 2006 with a weighted average exercise price of $20.92, an aggregate intrinsic value of $4.1 million, and a weighted average remaining term of 6.1 years. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. No shares vested during the period ended March 31, 2006 and the intrinsic value of options exercised was $28 thousand.
Restricted Stock
During the first quarter of 2006, Old National’s Board of Directors approved performance based restricted stock awards to grant 132 thousand shares to certain key officers with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Board of Directors approved time-based restricted stock awards to grant 58 thousand shares to certain key officers with vesting periods ranging from 12 to 36 months. On January 27, 2005, Old National’s Board of Directors approved a restricted stock award to grant 0.2 million shares to certain key officers with shares vesting at the end of a thirty-eight month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants.
Restricted stock activity under the 1999 Equity Incentive Plan for the period ended March 31, 2006 is summarized as follows:

		Weighted Average Grant-Date
	Number Outstanding	Fair Value

Nonvested balance at January 1, 2006	448,180	$ 22.40

Granted during the year	190,460	21.62
Vested during the year	—	—
Forfeited during the year	(10,771)	22.31

Nonvested balance at March 31, 2006	627,869	$ 22.16

Expense recognized during the first quarter of 2006 related to the vesting of all restricted stock awards was $0.4 million, net of an income tax benefit of $0.2 million. The remaining $7.2 million of deferred compensation is included as a component of capital surplus.
NOTE 12 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005

Provision at statutory rate of 35%	$8,827	$5,950
Tax-exempt income	(4,129)	(4,340)
Other, net	(146)	(167)

Income tax expense	$4,552	$1,443

Effective tax rate	18.0%	8.5%

For the three months ended March 31, 2006, the effective tax rate on income from continuing operations was higher than for the three months ended March 31, 2005. The increased effective tax rate resulted from a lower percentage of tax-exempt income to total income compared to the three months ended March 31, 2005.

NOTE 13 — COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005

Net income:	$20,669	$14,572
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period, net of tax	(6,075)	(23,799)
Less: reclassification adjustment for securities losses realized in net income, net of tax	85	311
Cash flow hedges:
Net unrealized derivative gains on cash flow hedges, net of tax	—	1,756
Less: reclassification adjustment on cash flow hedges, net of tax	97	(66)

Net unrealized losses	(5,893)	(21,798)

Comprehensive income (loss)	$14,776	$(7,226)

NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The following table summarizes the derivative financial instruments utilized by Old National at March 31:

	2006			2005
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$974,609	$—	$(37,378)	$748,313	$60	$(19,683)
Pay fixed interest rate swaps	20,000	749	—	20,000	180	(3)
Forward mortgage loan contracts	19,092	164	—	8,745	163	—
Cash Flow Hedges
HELOC cash flow	—	—	—	100,000	—	(1,244)
Pay fixed interest rate swaps	—	—	—	50,000	504	—
Anticipated floating rate debt	—	—	—	195,000	1,942	(29)
Stand Alone Hedges
Receive fixed interest rate swaps	—	—	—	456,000	3,332	(8,420)
Interest rate lock commitments	23,987	—	(19)	36,234	24	—
Forward mortgage loan contracts	24,621	110	—	50,860	282	—
Matched Customer Hedges
Customer interest rate swaps	333,851	372	(4,007)	101,904	478	(1,016)
Customer interest rate swaps with counterparty	333,851	4,007	(372)	101,904	1,012	(474)
Customer interest rate cap	3,389	2	(20)	2,300	—	(21)
Customer interest rate cap with counterparty	3,389	20	(2)	2,300	21	—

Total	$1,736,789	$5,424	$(41,798)	$1,873,560	$7,998	$(30,890)

Old National has receive-fixed interest rate swaps on certain of its brokered certificates of deposit and junior subordinated debt which were included with stand-alone hedges as of December 31, 2005. Certain of these derivative instruments, having a notional amount of $162.8 million, were terminated during the quarter with the remainder re-designated as fair value hedges on January 24, 2006.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates. Management does not believe any of these claims will have a material impact on Old National’s results of operations.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.361 billion, commercial letters of credit of $132 thousand and standby letters of credit of $152.2 million at March 31, 2006. At March 31, 2005, loan commitments were $1.235 billion, commercial letters of credit were $6.4 million and standby letters of credit were $136.7 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of March 31, 2006.
At March 31, 2006 and 2005, Old National had credit extensions of $90.8 million and $93.4 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2006 and 2005, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $54.9 million and $62.7 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 16 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2006, the notional amount of standby letters of credit was $152.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
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

The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended March 31, 2006
Net interest income	$61,923	$(4,713)	$(2,871)	$54,339
Provision for loan losses	3,298	202	—	3,500
Noninterest income	24,740	3,483	14,646	42,869
Noninterest expense	57,853	607	10,027	68,487
Income (loss) before income taxes	25,512	(2,039)	1,748	25,221
Income tax expense (benefit)	6,579	(2,585)	558	4,552
Segment profit	18,933	546	1,190	20,669
Total assets	5,005,827	3,031,667	207,427	8,244,921

Three months ended March 31, 2005
Net interest income	$65,801	$(7,236)	$(3,368)	$55,197
Provision for loan losses	5,079	21	—	5,100
Noninterest income	17,662	(1,086)	16,682	33,258
Noninterest expense	54,406	747	11,203	66,356
Income (loss) before income taxes and discontinued operations	23,978	(9,090)	2,111	16,999
Income tax expense (benefit)	6,349	(5,590)	684	1,443
Loss from discontinued operations, net of income tax benefit	—	—	(984)	(984)
Segment profit (loss)	17,629	(3,500)	443	14,572
Total assets	5,161,309	3,370,095	261,643	8,793,047

PART I.   FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three months ended March 31, 2006 and 2005, and financial condition as of March 31, 2006, compared to March 31, 2005, and December 31, 2005. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Old National continues to focus on its key strategic initiatives: (1) strengthen the risk profile; (2) enhance management discipline; and (3) achieve consistent quality earnings.
Old National’s asset quality steadily improves. Non-performing loans at March 31, 2006, were $51.4 million compared to $55.2 million at March 31, 2005. Criticized and classified loans were $221.4 million at March 31, 2006, compared to $311.6 million at March 31, 2005.
In following its disciplined approach to capital allocation, Old National exited the O’Fallon, Illinois market during the first quarter of 2006, recording a pre-tax gain of $3.0 million on the sale of this financial center which was included in income from continuing operations. The sale of the O’Fallon financial center furthered the Company’s efforts begun in 2005 to realign the balance sheet and position the Company for growth.
The key to the Company’s success in 2006 will be loan and deposit growth along with increased non-interest revenue. Five areas of heightened focus include: (1) improving net interest margin, (2) optimizing non-interest revenue, including deposit service charges, (3) continually improving support and core business processes, (4) product innovation, and (5) developing a cohesive small business strategy.
Old National reported net income of $20.7 million for the three months ended March 31, 2006, an increase of $6.1 million, or 41.8% from the $14.6 million recorded for the three months ended March 31, 2005. On a diluted per share basis, net income was $0.31 for the three months ended March 31, 2006, compared to $0.21 for the three months ended March 31, 2005. Included in net income during the first quarter of 2005 is $3.8 million of expense associated with the restatement of financial statements due to an error in the Company’s interpretation of SFAS No. 133 resulting in the disallowance of hedge accounting treatment for certain derivatives and a loss from discontinued operations of $1.0 million, net of tax. See Old National’s Form 8-K filed January 31, 2006, for additional information related to the restatement.
Calculated based on income from continuing operations, Old National’s return on average assets for the first quarter of 2006 was 1.00% and return on shareholders’ equity was 12.68%, compared to 0.71% and 8.83%, respectively, for the three months ended March 31, 2005. Calculated based on net income, Old National’s return on average assets for the first quarter of 2006 was 1.00% and return on shareholders’ equity was 12.68%, compared to 0.66% and 8.27%, respectively, for the three months ended March 31, 2005.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(dollars in thousands)	2006	2005	Change

Income Statement Summary:
Net interest income	$54,339	$55,197	(1.6)%
Provision for loan losses	3,500	5,100	(31.4)
Noninterest income	42,869	33,258	28.9
Noninterest expense	68,487	66,356	3.2
Other Data:
Return on average equity	12.68%	8.27%
Efficiency ratio	66.91	70.58
Tier 1 leverage ratio	7.78	7.73
Net charge-offs to average loans	0.46	0.37

Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 55% of revenues at March 31, 2006. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $5.1 million and $5.6 million for the three months ended March 31, 2006 and 2005, respectively.
Taxable equivalent net interest income was $59.5 million for the three months ended March 31, 2006, down from the $60.8 million reported for the three months ended March 31, 2005. The reduction in net interest income is primarily a result of the lower average earning assets. The net interest margin was 3.18% for the three months ended March 31, 2006, compared to 3.05% reported for the three months ended March 31, 2005. The increase in net interest margin is primarily due to the disallowance of hedge accounting treatment for certain derivatives in the fourth quarter of 2005 along with the increase in the net interest spread combined with the change in the mix of interest earning assets and interest-bearing liabilities.
Average earning assets were $7.488 billion for the three months ended March 31, 2006, compared to $7.961 billion for the three months ended March 31, 2005, a decrease of 5.9%, or $472.4 million. Significantly affecting average earning assets at March 31, 2006 compared to March 31, 2005, was Management’s decision to reduce the investment portfolio and the sale of $142.1 million of loans associated with the divestitures of the Clarksville, Tennessee and O’Fallon, Illinois financial centers. In addition, Old National experienced a large amount of line pay-downs in the fourth quarter of 2005 and sold $26.7 million of nonaccrual and substandard commercial and commercial real estate loans during the quarter ended June 30, 2005. Year over year, loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets while the investment portfolio has decreased as a percent of interest earning assets.

Also affecting margin were decreases in borrowed funding due to the early termination of a high cost, $50 million Federal Home Loan Bank advance in December of 2005, the exercise of a call option on $20 million of high cost brokerage certificates of deposit and the maturity of a $25 million federal home loan bank advance in the first quarter of 2006. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as short-term and long-term borrowings have decreased as a percent of interest-bearing liabilities.
Provision for Loan Losses
The provision for loan losses was $3.5 million for the three months ended March 31, 2006, compared to $5.1 million for the three months ended March 31, 2005. The lower provision in 2006 is attributable to a decrease in nonaccrual loans and the improvement in total criticized and classified loans over the past twelve months and enhanced credit administration and underwriting functions that began in 2004. Refer to “Allowance for Loan Losses and Asset Quality” section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended March 31, 2006, was $42.9 million, an increase of $9.6 million, or 28.9% from the $33.3 million reported for the three months ended March 31, 2005. The increase is primarily due to the $3.0 million gain from the sale of the O’Fallon, Illinois financial center and a $4.5 million fluctuation in the market value of derivatives resulting from the restatement of financial statements in 2005 due to an error in the Company’s interpretation of SFAS No. 133 resulting in the disallowance of hedge accounting treatment for certain derivatives. See Old National’s Form 8-K filed January 31, 2006, for additional information related to the restatement.
Also increasing noninterest income were insurance premiums and commissions which increased to $11.0 million for the three months ended March 31, 2006, compared to $9.1 million for the three months ended March 31, 2005. This increase is primarily a result of the acquisition of J.W.F. Insurance Companies in the second quarter of 2005.
Partially offsetting these increases were service charges on deposit accounts which decreased to $9.9 million for the three months ended March 31, 2006, compared to $11.1 million for the three months ended March 31, 2005, primarily as the result of a decrease in the volume of overdraft service charges and the sale of the Clarksville, Tennessee and O’Fallon, Illinois financial centers.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2006, totaled $68.5 million, an increase of $2.1 million or 3.2%, from the $66.4 million recorded for the three months ended March 31, 2005.
Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2006, salaries and benefits were $41.3 million compared to $39.0 million for the three months ended March 31, 2005. The increase in salaries and benefits from 2006 is primarily a result of the personnel expense associated with the acquisition of J.W.F. Insurance Companies. Also included in the three months ended March 31, 2006, were severance costs of $1.0 million relating to senior executives and mortgage employees.
Marketing expense totaled $2.3 million for the three months ended March 31, 2006, compared to $1.9 million for the three months ended March 31, 2005. The increase in marketing expense was primarily attributable to expenses incurred in connection with the “Unbeatable Checking” advertising campaign.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 18.0% for the three months ended March 31, 2006, compared to 8.5% in the three months ended March 31, 2005. The increased effective tax rate in 2006 resulted from a lower percentage of tax-exempt income to total income than in 2005.
FINANCIAL CONDITION
Overview
Old National’s assets at March 31, 2006, were $8.245 billion, a 6.2% decrease compared to March 31, 2005 assets of $8.793 billion, and an annualized decrease of 11.6% compared to December 31, 2005 assets of $8.492 billion. Federal funds sold decreased $6.9 million since March 31, 2005, and decreased $120.8 million since December 31, 2005. Investments decreased $364.0 million since March 31, 2005, and increased $57.2 million since December 31, 2005. Loans decreased $130.8 million since March 31, 2005, and decreased $84.3 million since December 31, 2005. Total liabilities decreased $522.9 million compared to March 31, 2005, primarily from a reduction in borrowings, and decreased $239.6 million since December 31, 2005, primarily from a reduction in interest-bearing deposits. Total shareholders’ equity decreased $25.2 million from March 31, 2005, and decreased $7.5 million from December 31, 2005. The decrease in shareholders’ equity from March 31, 2005 is primarily attributable to the $45.5 million in stock repurchases between March 31, 2005 and December 31, 2005, fluctuations in the market value of investment securities in the amount of $15.3 million, and the issuance of $18.5 million in stock for the acquisition of J. W. F. Insurance Companies. At March 31, 2006, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $27.6 million compared to a net loss of $17.5 million at March 31, 2005.
Earning Assets
Old National’s earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.435 billion at March 31, 2006, a decrease of 6.5% from March 31, 2005, and an annualized decrease of 9.2% since December 31, 2005. Much of the decrease is attributable to decreases in investment securities as Old National has reduced its investment portfolio in response to the flattening of the yield curve and the desire to reduce its sensitivity to rising interest rates. At March 31, 2006, total loans, including loans held for sale, decreased $140.6 million compared to March 31, 2005, and decreased $106.2 million compared to December 31, 2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $114.3 million of loans. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $27.9 million of loans.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. At March 31, 2006, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At March 31, 2006, the investment securities portfolio was $2.573 billion compared to $2.938 billion at March 31, 2005, a decrease of $364.0 million or 12.4%. Investment securities increased $57.2 million at March 31, 2006, compared to December 31, 2005, an annualized increase of 9.1%. Investment securities represented 34.6% of earning assets at March 31, 2006, compared to 37.0% at March 31, 2005, and 33.1% at December 31, 2005. Old National has reduced the size of the investment portfolio during the past twelve months to reduce its sensitivity to rising interest rates.
The investment securities available-for-sale portfolio had net unrealized losses of $45.4 million at March 31, 2006, an increase of $15.4 million compared to net unrealized losses of $30.0 million at March 31, 2005, and an increase of $10.3 million compared to net unrealized losses of $35.0 million at December 31, 2005. These changes were primarily the result of higher market interest rates and the change in the portfolio of securities available-for-sale at March 31, 2006.
The investment portfolio had an average duration of 3.43 years at March 31, 2006, compared to 3.80 years at March 31, 2005, and 3.42 years at December 31, 2005. The average yields on investment securities, on a taxable equivalent basis, were 4.93% for the three months ended March 31, 2006, compared to 4.46% for the three months ended March 31, 2005, and 4.79% for the three months ended December 31, 2005.
Residential Loans Held for Sale
Residential loans held for sale were $22.0 million at March 31, 2006, compared to $31.7 million at March 31, 2005, and compared to $43.8 million at December 31, 2005. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The decrease in residential loans held for sale is primarily attributable to the bulk sale of approximately $12.1 million of loans during the first quarter of 2006. The amount of residential loans held for sale on the balance sheet can vary depending on the timing of originations and loan sales to the secondary market. Prior to September 30, 2005, these loans were sold with loan servicing retained. In the fourth quarter of 2005, in an effort to reduce the overall volatility in the Company’s earnings stream, Old National started selling loans with servicing released.
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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at March 31, 2006, the Company had no concentration of loans in any single industry exceeding 10% of its total loan portfolio and had no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming and Durable Goods Wholesale Trade did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana.
Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 57.8% of earning assets at March 31, 2006, an increase from 55.1% at March 31, 2005, and an increase from 57.2% at December 31, 2005. At March 31, 2006, commercial and commercial real estate loans were $3.050 billion, a decrease of $112.4 million since March 31, 2005, and a decrease of $38.0 million since December 31, 2005. These changes include commercial and commercial real estate loan sales of $26.7 million during the three months ended June 30, 2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $105.7 million of commercial and consumer loans. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $27.7 million of commercial and consumer loans.
At March 31, 2006, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $27.4 million or 2.2% compared to March 31, 2005, and decreased $14.7 million or, annualized, 4.7% since December 31, 2005.
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
At March 31, 2006, residential real estate loans were $512.3 million, a decrease of $45.9 million or 8.2% from March 31, 2005. The sale of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 included $8.5 million of residential real estate loans while the sale of the O’Fallon, Illinois financial center during the first quarter of 2006 included $0.2 million of residential real estate loans.
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
Adjustments to the allowance for loan losses are made as deemed necessary for probable losses inherent in the portfolio. While an estimate of probable losses is, by its very nature, difficult to precisely predict, management of Old National believes the methodology that it uses in determining an appropriate reserve for probable losses is reasonable. Old National monitors differences between estimated and actual loan losses. This process includes quarterly assessments by senior management of the loan portfolio and the models used to estimate losses in the portfolio.
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

Old National uses migration analysis as a tool to determine the adequacy of the allowance for loan losses for non-retail loans that are not impaired. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans based on the historic loss experience of the subject pools. The migration-derived historical commercial loan loss rates are applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis.
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
Allowance for Loan Losses and Asset Quality
At March 31, 2006, the allowance for loan losses was $76.8 million, a decrease of $9.5 million compared to $86.3 million at March 31, 2005, and a decrease of $2.0 million compared to $78.8 million at December 31, 2005. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.59% at March 31, 2006, from 1.74% at March 31, 2005, and decreased from 1.60% at December 31, 2005. For the three months ended March 31, 2006, the provision for loan losses amounted to $3.5 million, a decrease of $1.6 million from the three months ended March 31, 2005. Reductions in nonperforming loans during 2005 and the first three months of 2006 were significant factors in the decrease of the allowance for loan losses. Other factors include reductions in criticized and classified loans during the periods due in part from the sales of $26.7 million in substandard commercial real estate loans during 2005. Changes to separate the loan production functions from the underwriting functions and significant strengthening of the commercial underwriting processes including the elevation of the Credit Policy Committee to a board level committee to improve credit quality were contributing factors to the reduction in criticized and classified loans during the period.
In accordance with generally accepted accounting principles, the amount of the allowance for unfunded loan commitments is classified as a liability account on the balance sheet during 2006 and 2005. The allowance for unfunded loan commitments was unchanged during the first three months of 2006.
Charge-offs, net of recoveries, totaled $5.5 million for the three months ended March 31, 2006, an increase of $1.0 million from the three months ended March 31, 2005. Net charge-offs to average loans were 0.46% for the three months ended March 31, 2006, as compared to 0.37% for the three months ended March 31, 2005.
Under-performing assets totaled $55.1 million at March 31, 2006, a decrease of $6.9 million compared to $62.0 million at March 31, 2005, and a decrease of $5.9 million compared to $61.0 million at December 31, 2005. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2006, were 1.14%, a reduction from the March 31, 2005, ratio of 1.25% and the December 31, 2005 ratio of 1.24%. Nonaccrual loans were $51.4 million at March 31, 2006, compared to $55.2 million at March 31, 2005, and $55.6 million at December 31, 2005. Management will continue its efforts to reduce the level of under-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Total classified and criticized loans were $221.4 million at March 31, 2006, a decrease of $90.2 million from March 31, 2005, and an increase of $1.5 million from December 31, 2005.
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

The table below shows the various components of under-performing assets:

	March 31,		December 31,
(dollars in thousands)	2006	2005	2005

Nonaccrual loans	$51,351	$55,172	$55,589
Renegotiated loans	—	—	—
Past due loans (90 days or more and still accruing)	1,353	1,782	1,835
Foreclosed properties	2,348	5,073	3,605

Total under-performing assets	$55,052	$62,027	$61,029

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$139,764	$183,241	$136,597
Criticized loans	81,588	128,347	83,213

Total criticized and classified loans	$221,352	$311,588	$219,810

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.06%	1.11%	1.13%
Under-performing assets/total loans and foreclosed properties (1)	1.14	1.25	1.24
Under-performing assets/total assets	0.67	0.71	0.72
Allowance for loan losses/under-performing assets	139.52	139.14	129.20

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2006, totaled $135.8 million, an increase of $18.3 million compared to $117.5 million at March 31, 2005, and a decrease of $0.5 million compared to $136.3 million at December 31, 2005. The increase from March 31, 2005 is primarily the result of $20.4 million in goodwill and intangible assets related to the May 1, 2005 acquisition of J.W.F. Insurance Companies.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.473 billion at March 31, 2006, a decrease of 6.8% from $8.015 billion at March 31, 2005, and an annualized decrease of 13.0% from $7.723 billion at December 31, 2005. Included in total funding were deposits of $6.218 billion at March 31, 2006, a decrease of $151.8 million, or 2.4% compared to March 31, 2005, and an annualized decrease of 15.3% compared to December 31, 2005. Included in the decrease in deposits are the assignment of $172.7 million of deposits associated with the divestiture of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 and $22.2 million of deposits associated with the divestiture of the O’Fallon, Illinois financial center in the first quarter of 2006. During the first quarter of 2006, Old National experienced a decrease of approximately $126.3 million in public funds deposits, which are generally among the most expensive sources of funding. Year over year, Old National experienced a shift from NOW deposits into money market deposits due to the rising interest rate environment.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At March 31, 2006, wholesale borrowings, including short-term borrowings and other borrowings, decreased 23.7% and 0.8%, annualized, from March 31, 2005, and December 31, 2005, respectively. Wholesale borrowings as a percentage of total funding was 16.8% at March 31, 2006, compared to 20.5% at March 31, 2005, and 16.3% at December 31, 2005. The lower level of earning assets and a planned reduction of the investment portfolio during 2005 reduced the Company’s reliance on wholesale funding.
Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $642.3 million at March 31, 2006, compared to $667.6 million at March 31, 2005, and $649.9 million at December 31, 2005.
Old National paid cash dividends of $0.21 per share for the three months ended March 31, 2006, which decreased equity by $14.1 million, compared to cash dividends of $0.19 per share for the three months ended March

31, 2005, which decreased equity by $13.0 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $9.5 million during the three months ended March 31, 2006, and $18.4 million during the three months ended March 31, 2005. Between March 31, 2005 and December 31, 2005, Old National reduced shareholders’ equity by purchasing $45.5 million of its stock in the open market. The change in unrealized losses on investment securities decreased equity by $6.1 million during the three months ended March 31, 2006, and decreased equity by $23.8 million during the three months ended March 31, 2005. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $1.3 million during the three months ended March 31, 2006, compared to $2.1 million during the three months ended March 31, 2005.
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

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2006	2005	2005

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.78%	7.73%	7.67%
Tier 1 capital to risk-adjusted total assets	4.00	10.75	10.96	10.64
Total capital to risk-adjusted total assets	8.00	14.54	14.67	14.40
Shareholders’ equity to assets	N/A	7.79	7.59	7.65
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s critical accounting policies involving the more significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements as of March 31, 2006 remain unchanged from December 31, 2005. These policies relate to the accounting for the allowance for loan losses, goodwill and other intangible assets, and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to March 31, 2006 and 2005 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	8.50%	4.00%	4.00%	8.50%	15.00%

03/31/2006	2.87%	2.24%	-3.34%	-7.33%	-11.56%
03/31/2005	2.78%	2.31%	-3.22%	-7.33%	-11.97%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	7.00%	3.25%	3.25%	7.00%	12.50%

03/31/2006	0.76%	1.42%	-2.87%	-6.58%	-10.59%
03/31/2005	-0.25%	1.28%	-2.53%	-5.97%	-10.06%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	17.00%	7.50%	7.50%	17.00%	30.00%

03/31/2006	-8.40%	-1.70%	-1.71%	-5.05%	-8.90%
03/31/2005	-13.78%	-3.27%	-1.21%	-4.02%	-7.96%
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
At March 31, 2006, modeling indicated Old National was within the yellow zone policy limits for the Up 100 and Up 200 12 month Net Interest Income at Risk Scenarios. In addition, modeling indicated Old National was within the yellow zone policy limits for the Up 100, Up 200 and Up 300 24-month cumulative Net Interest Income at Risk Scenarios. Old National is taking steps to reduce its exposure to rising interest rates. All other Net Interest Income at Risk modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At March 31, 2006, modeling indicated Old National was within the green zone policy limit for all Economic Value of Equity Scenarios.
At March 31, 2006, a notable change in the Company’s rate risk profile was reflected in the decrease in the Company’s estimated change in Economic Value of Equity resulting in the Down 200 basis points yield curve shock. Economic Value of Equity changed from —13.78% at March 31, 2005, to —8.40% at March 31, 2006. The

Company reduced its long term exposure to falling interest rates through the sale of its mortgage servicing rights and the shift in deposit mix from certificates of deposit to transaction accounts.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $36.4 million at March 31, 2006, compared to an estimated fair value loss of $22.9 million at March 31, 2005. The decrease in market value was primarily due to increases in short term interest rates and the resulting decline in market value of the receive fixed interest rate swaps for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. In addition, the notional amount of derivatives decreased by $136.8 million. See Note 14 to the consolidated financial statements for additional information.
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
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. These rating agencies have issued a stable outlook in conjunction with their ratings as of March 31, 2006. The senior debt ratings of Old National Bancorp and Old National Bank at March 31, 2006, are shown in the following table:
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term

Old National Bancorp	BBB	A2	Baa1	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A3	P-2	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of March 31, 2006, Old National Bank had the capacity to borrow $729.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at March 31, 2006, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at March 31, 2006, Old National Bancorp has $700 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At March 31, 2006, the parent company’s other borrowings outstanding was $252.0 million, compared with $254.8 million at March 31, 2005. The decrease in other borrowings in 2006 was driven by a $2.8 million decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months. Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At March 31, 2006, prior regulatory approval was not required for Old National’s affiliate bank.

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

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
NONE
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

01/01/06 - 01/31/06	87,700	$21.73	87,700	5,912,300
02/01/06 - 02/28/06	150,700	20.88	150,700	5,761,600
03/01/06 - 03/31/06	210,600	20.95	210,600	5,551,000

Quarter-to-date 03/31/06	449,000	$21.08	449,000	5,551,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE
ITEM 5. OTHER INFORMATION
NONE
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	By-Laws of Old National, amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 3(ii) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

Exhibit No.	Description
4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

Exhibit No.	Description
10.10	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.11	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.12	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the ecurities and Exchange Commission on January 4, 2005).*

10.13	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

10.14	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.15	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.16	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

10.17	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.18	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.19	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.20	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.21	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Christopher A. Wolking Christopher A. Wolking
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: May 10, 2006