Form 10-Q
period 2006-06-30
OLD NATIONAL BANCORP /IN/
filed 2006-08-04
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,443,000 shares outstanding at July 31, 2006.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
(dollars and shares in thousands)	2006	2005	2005
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$186,496	$245,364	$216,891
Federal funds sold	5,556	123,943	2,424
Money market investments	4,874	33,109	15,835

Total cash and cash equivalents	196,926	402,416	235,150
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored agencies	652,203	509,744	511,020
Mortgage-backed securities	1,073,435	1,105,257	1,157,605
States and political subdivisions	459,559	488,369	515,384
Other securities	193,530	196,696	217,647

Investment securities — available-for-sale	2,378,727	2,300,066	2,401,656
Investment securities — held-to-maturity, at amortized cost (fair value $142,924, $161,252 and $184,897 respectively)	151,864	166,799	187,032
Federal Home Loan Bank stock, at cost	49,051	49,608	49,572
Residential loans held for sale	24,083	43,804	46,809
Loans:
Commercial	1,634,471	1,553,742	1,643,640
Commercial real estate	1,468,478	1,534,385	1,599,091
Residential real estate	500,002	543,903	551,059
Consumer credit, net of unearned income	1,248,898	1,261,797	1,231,170

Total loans	4,851,849	4,893,827	5,024,960
Allowance for loan losses	(76,357)	(78,847)	(80,645)

Net loans	4,775,492	4,814,980	4,944,315

Premises and equipment, net	193,301	199,878	211,356
Accrued interest receivable	52,979	55,658	55,030
Goodwill	113,350	113,275	113,135
Other intangible assets	21,838	23,060	24,335
Mortgage servicing rights	—	—	14,565
Assets held for sale	—	—	60,230
Other assets	348,886	322,478	305,323

Total assets	$8,306,497	$8,492,022	$8,648,508

Liabilities
Deposits:
Noninterest-bearing demand	$833,222	$891,541	$857,051
Interest-bearing:
NOW	1,440,662	1,640,750	1,749,073
Savings	427,656	480,358	481,064
Money market	884,258	869,039	662,622
Time	2,619,641	2,583,948	2,574,289

Total deposits	6,205,439	6,465,636	6,324,099

Short-term borrowings	591,375	302,765	468,046
Other borrowings	765,868	954,925	1,047,316
Liabilities held for sale	—	—	14,333
Accrued expenses and other liabilities	129,151	118,798	93,124

Total liabilities	7,691,833	7,842,124	7,946,918

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,535, 67,649 and 68,950 shares issued and outstanding, respectively	66,535	67,649	68,950
Capital surplus	567,902	591,930	619,350
Retained earnings	24,995	12,074	13,780
Accumulated other comprehensive loss, net of tax	(44,768)	(21,755)	(490)

Total shareholders’ equity	614,664	649,898	701,590

Total liabilities and shareholders’ equity	$8,306,497	$8,492,022	$8,648,508

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005

Interest Income
Loans including fees:
Taxable	$78,446	$71,645	$154,049	$140,225
Nontaxable	4,852	4,308	9,445	8,370
Investment securities, available-for-sale:
Taxable	22,989	20,559	44,238	42,097
Nontaxable	5,385	6,404	10,846	13,077
Investment securities, held-to-maturity, taxable	1,702	1,837	3,489	3,623
Money market investments	337	253	1,243	382

Total interest income	113,711	105,006	223,310	207,774

Interest Expense
Deposits	41,104	33,247	81,054	64,096
Short-term borrowings	5,532	2,666	7,925	4,683
Other borrowings	12,677	14,412	25,594	29,117

Total interest expense	59,313	50,325	114,573	97,896

Net interest income	54,398	54,681	108,737	109,878
Provision for loan losses	3,500	6,000	7,000	11,100

Net interest income after provision for loan losses	50,898	48,681	101,737	98,778

Noninterest Income
Wealth management fees	4,970	5,635	10,149	10,510
Service charges on deposit accounts	10,689	12,065	20,592	23,163
ATM fees	3,017	2,817	5,863	5,457
Mortgage banking revenue	582	1,267	1,790	2,644
Insurance premiums and commissions	9,480	9,094	20,444	18,145
Investment product fees	2,025	2,316	4,282	4,899
Bank-owned life insurance	2,135	1,741	4,236	3,495
Net securities gains (losses)	55	1,043	(92)	523
Gain on derivatives	405	8,149	2,020	5,277
Gain on branch divestiture	—	—	3,036	—
Other income	3,449	2,391	7,356	5,663

Total noninterest income	36,807	46,518	79,676	79,776

Noninterest Expense
Salaries and employee benefits	37,706	38,733	79,028	77,771
Occupancy	4,898	5,124	10,112	10,155
Equipment	3,246	3,882	6,624	7,394
Marketing	2,537	2,226	4,834	4,138
Data processing	4,511	5,342	9,116	10,737
Communication	2,382	2,542	4,699	5,063
Professional fees	1,869	2,035	3,836	4,149
Loan expense	1,534	1,420	2,884	2,319
Supplies	856	1,071	1,698	1,946
Other expense	4,151	1,526	9,346	6,585

Total noninterest expense	63,690	63,901	132,177	130,257

Income before income taxes and discontinued operations	24,015	31,298	49,236	48,297
Income tax expense	3,828	6,601	8,380	8,044

Income from continuing operations	20,187	24,697	40,856	40,253
Income (loss) from discontinued operations, net of tax expense of $368 and $301, respectively	—	542	—	(442)

Net income	$20,187	$25,239	$40,856	$39,811

Basic net income per share from continuing operations	$0.30	$0.37	$0.61	$0.59
Basic net loss per share from discontinued operations	—	—	—	(0.01)
Basic net income per share	0.30	0.37	0.61	0.58

Diluted net income per share from continuing operations	$0.30	$0.37	$0.61	$0.59
Diluted net loss per share from discontinued operations	—	—	—	(0.01)
Diluted net income per share	0.30	0.37	0.61	0.58

Dividends per common share	$0.21	$0.19	$0.42	$0.38
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	69,287	$69,287	$630,461	$—	$4,344	$704,092
Net income	—	—	—	39,811	—	39,811
Unrealized net securities losses, net of $(2,860) tax	—	—	—	—	(5,010)	(5,010)
Reclassification adjustment for securities gains included in net income, net of $(190) tax	—	—	—	—	(333)	(333)
Net unrealized derivative gains on cash flow hedges, net of $377 tax	—	—	—	—	585	585
Reclassification adjustment on cash flow hedges, net of $(48) tax	—	—	—	—	(76)	(76)
Stock issued for acquisition	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(26,031)	—	(26,031)
Stock repurchased	(1,584)	(1,584)	(31,373)	—	—	(32,957)
Stock issued under stock option, restricted stock and stock purchase plans	276	276	2,693	—	—	2,969

Balance, June 30, 2005	68,950	$68,950	$619,350	$13,780	$(490)	$701,590

Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898
Net income	—	—	—	40,856	—	40,856
Unrealized net securities losses, net of $(15,704) tax	—	—	—	—	(23,259)	(23,259)
Reclassification adjustment for securities losses included in net income, net of $40 tax	—	—	—	—	52	52
Reclassification adjustment on cash flow hedges, net of $125 tax	—	—	—	—	194	194
Adjustment to stock issued for prior acquisitions	(1)	(1)	(15)	—	—	(16)
Cash dividends	—	—	—	(27,935)	—	(27,935)
Stock repurchased	(1,318)	(1,318)	(25,665)	—	—	(26,983)
Stock issued under stock option, restricted stock and stock purchase plans	205	205	1,652	—	—	1,857

Balance, June 30, 2006	66,535	$66,535	$567,902	$24,995	$(44,768)	$614,664

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2006	2005

Cash Flows From Operating Activities
Net income	$40,856	$39,811

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,843	7,641
Amortization of other intangible assets and goodwill impairment	1,222	4,137
Net premium (discount) amortization on investment securities	(973)	1,677
Restricted stock expense	500	1,441
Stock option expense	647	—
Provision for loan losses	7,000	11,100
Net securities (gains) losses	92	(523)
Gain on branch divestiture	(3,036)	—
(Gain) on derivatives	(2,020)	(5,277)
Net gains on sales and write-downs of loans and other assets	(684)	(797)
Residential real estate loans originated for sale	(114,891)	(187,739)
Proceeds from sale of residential real estate loans	136,086	157,628
Increase in accrued interest and other assets	(43,408)	(584)
Increase (decrease) in accrued expenses and other liabilities	26,253	(8,737)

Total adjustments	13,631	(20,033)

Net cash flows provided by operating activities	54,487	19,778

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	2,699
Purchases of investment securities available-for-sale	(305,552)	(258,172)
Purchases of investment securities held-to-maturity	—	(25,000)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	164,808	188,155
Proceeds from sales of investment securities available-for-sale	24,842	444,670
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	14,529	15,414
Proceeds from branch divestiture	10,511	—
Proceeds from sale of loans	—	21,355
Net principal collected from (loans made to) customers	4,577	(91,207)
Proceeds from sale of premises and equipment and other assets	1,166	830
Purchase of premises and equipment	(3,968)	(6,698)

Net cash flows provided by (used in) investing activities	(89,087)	292,046

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(57,717)	5,833
Savings, NOW and money market deposits	(222,887)	(81,468)
Time deposits	51,716	(18,975)
Short-term borrowings	288,610	120,693
Payments for maturities on other borrowings	(176,404)	(312,295)
Proceeds from issuance of other borrowings	—	50,000
Cash dividends paid	(27,935)	(26,031)
Common stock repurchased	(26,983)	(32,957)
Common stock issued under stock option, restricted stock and stock purchase plans	710	1,528

Net cash flows used in financing activities	(170,890)	(293,672)

Net increase (decrease) in cash and cash equivalents	(205,490)	18,152
Cash and cash equivalents at beginning of period	402,416	216,998

Cash and cash equivalents at end of period	$196,926	$235,150

Total interest paid	$113,821	$92,378
Total taxes paid	$7,642	$2,985
     The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2006 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2006 and 2005, and December 31, 2005, and the results of its operations for the three and six months ended June 30, 2006 and 2005. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2005.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
FASB Interpretation No. 48 – In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.
NOTE 3 — ACQUISITION
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc., for $19.0 million, including acquisition costs. Common shares of 970,912 were issued as part of the transaction with a stock value of $18.5 million. Goodwill of $12.0 million was recorded of which $3.5 million is expected to be deductible for tax purposes. In addition, intangible assets totaling $8.4 million related to customer business relationships were recorded and are being amortized over 12 to 22 years. These acquisitions are included in the “other” column of Note 19 – Segment Information. In accordance with the purchase agreement, future contingent payments may be paid in relation to this acquisition. These payments, which are not expected to be material, would result in a change to the purchase price and goodwill when paid. On the date of acquisition, unaudited financial statements of the companies showed assets of $5.0 million with year-to-date revenues of $4.7 million and net loss of $0.2 million.
NOTE 4 — DIVESTITURES
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
At June 30, 2005, Old National had committed to a plan to sell J.W. Terrill Insurance Agency in St. Louis, Missouri, and the Fund Evaluation Group in Cincinnati, Ohio, to better align its operations with its market and product focus. Assets of $60.2 million and liabilities of $14.3 million from these companies were reported as held for sale at the lower of cost or market at June 30, 2005. These assets consisted primarily of goodwill and other intangible assets. The operating activities of these companies were reclassified to discontinued operations for all periods in the consolidated statement of income. During the quarter ended June 30, 2005, Old National recorded an impairment charge of $1.1 million, net of tax, related to J.W. Terrill Insurance Agency. This impairment charge was included in income (loss) from discontinued operations.

NOTE 5 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period, adjusted to reflect all stock dividends. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Restricted stock shares were excluded from the denominator in the computation of diluted net income per share for the three and six months ended June 30, 2005 because their inclusion would have been anti-dilutive. The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended			Three Months Ended
(dollars and shares	June 30, 2006			June 30, 2005
in thousands,
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$20,187	66,283	$0.30	$24,697	68,471	$0.37
Income from discontinued operations	—	66,283	—	542	68,471	—

Net income	$20,187		$0.30	$25,239		$0.37

Effect of dilutive securities:
Restricted stock		64			—
Stock options		6			17

Diluted Net Income Per Share
Income from continuing operations and assumed conversions	$20,187	66,353	$0.30	$24,697	68,488	$0.37
Income from discontinued operations	—	66,353	—	542	68,488	—

Net income and assumed conversions	$20,187		$0.30	$25,239		$0.37

	Six Months Ended			Six Months Ended
(dollars and shares	June 30, 2006			June 30, 2005
in thousands,
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$40,856	66,648	$0.61	$40,253	68,530	$0.59
Loss from discontinued operations	—	66,648	—	(442)	68,530	(0.01)

Net income	$40,856		$0.61	$39,811		$0.58

Effect of dilutive securities:
Restricted stock		60			—
Stock options		11			42

Diluted Net Income Per Share
Income from continuing operations and assumed conversions	$40,856	66,719	$0.61	$40,253	68,572	$0.59
Loss from discontinued operations	—	66,719	—	(442)	68,572	(0.01)

Net income and assumed conversions	$40,856		$0.61	$39,811		$0.58

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2006 and December 31, 2005 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2006
Available-for-sale	$2,452,605	$12,536	$(86,414)	$2,378,727
Held-to-maturity	151,864	—	(8,940)	142,924

December 31, 2005
Available-for-sale	$2,335,073	$20,125	$(55,132)	$2,300,066
Held-to-maturity	166,799	—	(5,547)	161,252

At June 30, 2006, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 7 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At June 30, 2006 and December 31, 2005, Old National had residential loans held for sale of $24.1 million and $43.8 million, respectively. As of June 30, 2006 and December 31, 2005, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.
During the second quarter of 2005, commercial loans held for investment of $26.7 million were reclassified to loans held for sale and sold for $21.4 million resulting in a write-down on loans transferred to held for sale of $5.3 million, which was recorded as a reduction to the allowance for loan losses.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
The following summarizes the changes in the allowance for loan losses:

	Six months ended
	June 30,
(dollars in thousands)	2006	2005

Balance, January 1	$78,847	$85,749
Additions:
Provision charged to expense	7,000	11,100
Deductions:
Write-downs from loans transferred to held for sale	—	5,348
Loans charged-off	13,796	15,090
Recoveries	(4,306)	(4,234)

Net charge-offs	9,490	16,204

Balance, June 30	$76,357	$80,645

The following presents information regarding the period-end balances of impaired loans:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$17,199	$13,780
Impaired loans with a valuation allowance	24,229	25,681

Total impaired loans	$41,428	$39,461

Valuation allowance related to impaired loans	$12,953	$12,472

For the six months ended June 30, 2006 and 2005, the average balance of impaired loans was $39.7 million and $42.4 million, respectively, for which no interest was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
SFAS No. 142, Goodwill and Other Intangible Assets, issued in June 2001, discontinued the practice of amortizing goodwill and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. Old National completed its most recent annual goodwill impairment test required by this Statement as of August 31, 2005 and determined that no impairment existed as of this date.
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2006 and 2005, were as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior year	—	75	75

Balance, June 30, 2006	$73,477	$39,873	$113,350

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill acquired during the year	—	12,020	12,020
Adjustments to goodwill acquired in prior year	—	150	150
Goodwill transferred to held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, June 30, 2005	$70,944	$42,191	$113,135

Intangibles, including core deposits and customer business relationships, are amortized on a straight-line or accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of June 30, 2006 and December 31, 2005:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

June 30, 2006
Amortized intangible assets:
Core deposit	$5,574	$(4,426)	$1,148
Customer business relationships	25,411	(4,721)	20,690

Total intangible assets	$30,985	$(9,147)	$21,838

December 31, 2005
Amortized intangible assets:
Core deposit	$5,574	$(4,175)	$1,399
Customer business relationships	25,411	(3,750)	21,661

Total intangible assets	$30,985	$(7,925)	$23,060

Total amortization expense associated with other intangible assets for the three months ended June 30 was $0.6 million in 2006 and $0.6 million in 2005. Amortization expense for the six months ended June 30, 2006 and 2005, was $1.2 million and $1.2 million, respectively.
Estimated amortization expense for the future years is as follows:

(dollars in thousands)

2006 remaining	$1,162
2007	2,011
2008	1,880
2009	1,756
2010	1,610
Thereafter	13,419

Total	$21,838

NOTE 10 — MORTGAGE SERVICING RIGHTS
During the third quarter of 2005, Old National sold its mortgage servicing rights relating to $1.917 billion of mortgage loans serviced for other investors for a total sales price of $17.7 million. The sale resulted in a pre-tax net gain of $0.4 million which was included in Other Income during the third quarter of 2005.
The activity for mortgage servicing rights and the related valuation allowance for the period ended June 30, 2005 is summarized below:

(dollars in thousands)	2005

Balance before valuation allowance, January 1	$15,829
Rights capitalized	1,514
Amortization	(2,778)

Balance before valuation allowance, June 30	14,565

Valuation allowance:
Balance, January 1	—
Additions to valuation allowance	—
Reductions to valuation allowance	—

Balance, June 30	—

Mortgage servicing rights, net	$14,565

Mortgage servicing rights from loans sold with servicing retained were $14.6 million at June 30, 2005. Loans serviced for others were not included in the consolidated balance sheet of Old National. The unpaid principal balance of mortgage loans serviced for others at June 30, 2005 was $1.937 billion, and the fair value of capitalized mortgage servicing rights was $16.9 million. Old National’s key economic assumptions used in determining the fair value of mortgage servicing rights were a weighted average prepayment rate of 18.3% and a weighted average discount rate of 9.1% at June 30, 2005.
NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at June 30, 2006, and December 31, 2005:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturing August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rate 8.00%) maturing April 2032	100,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(9,426)	(5,125)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.75% to 5.17% and variable rate 5.46%) maturing May 2008 to November 2009	98,000	148,000
Federal Home Loan Bank advances (fixed rates 4.82% to 8.34%) maturing July 2006 to January 2023	225,314	301,703
Senior unsecured bank notes (fixed rate 3.95%) maturing to February 2008	50,000	100,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,477	4,493
SFAS 133 fair value hedge and other basis adjustments	(12,497)	(4,146)

Total other borrowings	$765,868	$954,925

Contractual maturities of other borrowings at June 30, 2006, were as follows:

(dollars in thousands)

Due in 2006	$3,016
Due in 2007	10,034
Due in 2008	317,037
Due in 2009	26,040
Due in 2010	75,043
Thereafter	356,621
SFAS 133 fair value hedge and other basis adjustments	(21,923)

Total	$765,868

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.36% and 5.22% at June 30, 2006, and December 31, 2005, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
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
At June 30, 2006, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2006 remaining	$186
2007	371
2008	371
2009	390
2010	390
Thereafter	12,484

Total minimum lease payments	14,192
Less amounts representing interest	9,715

Present value of net minimum lease payments	$4,477

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National’s noncontributory defined benefit retirement plan for the six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005

Service cost	$—	$360	$—	$878
Interest cost	689	891	1,397	1,784
Expected return on plan assets	(1,034)	(1,012)	(1,894)	(1,920)
Amortization of prior service cost	—	(86)	—	(78)
Recognized actuarial loss	218	378	517	786
Settlement	360	—	720	—

Net periodic benefit cost	$233	$531	$740	$1,450

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
NOTE 13 — STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At June 30, 2006, 6.4 million shares were outstanding under the plan, including 5.8 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised, and 0.7 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with SFAS No. 123-R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost had been recognized, except with respect to the restricted stock plans. Old National adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method, and, consequently, has not retroactively adjusted results from prior periods.

The following table reflects the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options during the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
(dollars in thousands, except per share data)	June 30, 2005	June 30, 2005

Net income as reported	$25,239	$39,811
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	617	937
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(587)	(1,070)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(544)	(1,871)

Proforma net income	$24,725	$37,807

Basic net income per share:
As reported	$0.37	$0.58
Proforma	0.36	0.55
Diluted net income per share:
As reported	$0.37	$0.58
Proforma	0.36	0.55

Stock Options
Included in Old National’s stock based compensation during the first six months of 2006 is the cost related to the unvested stock options granted during the first six months of 2006. Stock options granted prior to fiscal 2006 were fully vested as of the beginning of 2006. The fair value of the stock options granted during the first six months of 2006 was estimated at $0.5 million on the date of grant using the Black-Scholes option pricing model. The assumptions used in the option pricing model were an expected volatility of 19.5%; a risk free interest rate of 4.7%; an expected option term of six years; a 3.6% dividend yield; and a forfeiture rate of 0%. The expense recognized during the six months ended June 30, 2006, was $0.4 million, net of an income tax benefit of $0.2 million. Of this total expense, $0.5 million is related to the modification of certain options. The remaining $0.4 million of the estimated value of remaining 2006 stock option grants will be expensed ratably over the three year vesting period. These options expire in ten years. There were no stock options granted in 2005.
Restricted Stock
During the first six months of 2006, Old National’s Board of Directors approved performance based restricted stock awards to grant 132 thousand shares to certain key officers with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Board of Directors approved time-based restricted stock awards to grant 59 thousand shares to certain key officers with vesting periods ranging from 12 to 36 months. On January 27, 2005, Old National’s Board of Directors approved a restricted stock award to grant 0.2 million shares to certain key officers with shares vesting at the end of a thirty-eight month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants.
Expense recognized during the first six months of 2006 related to the vesting of all restricted stock awards was $0.3 million, net of an income tax benefit of $0.2 million. As of June 30, 2006, unrecorded compensation expense was estimated to be $6.0 million for nonvested restricted stock awards.

NOTE 14 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005

Provision at statutory rate of 35%	$8,405	$10,954	$17,233	$16,904
Tax-exempt income	(4,152)	(4,332)	(8,280)	(8,672)
Other, net	(425)	(21)	(573)	(188)

Income tax expense	$3,828	$6,601	$8,380	$8,044

Effective tax rate	15.9%	21.1%	17.0%	16.7%

For the three months ended June 30, 2006, the effective tax rate on income from continuing operations was lower than for the three months ended June 30, 2005. For the six months ended June 30, 2006, the effective tax rate on income from continuing operations was higher than for the six months ended June 30, 2005. The decreased effective tax rate for the three months ended June 30 2006, resulted from a higher percentage of tax-exempt income to total income compared to the three months ended June 30, 2005. The increased effective tax rate for the six months ended June 30, 2006, resulted from a lower percentage of tax-exempt income to total income compared to the six months ended June 30, 2005.
NOTE 15 — COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005

Net income:	$20,187	$25,239	$40,856	$39,811
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax	(17,184)	18,789	(23,259)	(5,010)
Less: reclassification adjustment for securities (gains) losses realized in net income, net of tax	(33)	(644)	52	(333)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges, net of tax	—	(1,171)	—	585
Less: reclassification adjustment on cash flow hedges, net of tax	97	(10)	194	(76)

Net unrealized gains (losses)	(17,120)	16,964	(23,013)	(4,834)

Comprehensive income	$3,067	$42,203	$17,843	$34,977

NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The following table summarizes the derivative financial instruments utilized by Old National:

	June 30, 2006			December 31, 2005
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$824,609	$—	$(39,406)	$717,346	$—	$(21,487)
Pay fixed interest rate swaps	20,000	1,095	—	20,000	245	—
Forward mortgage loan contracts	23,725	180	—	42,650	—	(357)
Stand Alone Derivatives
Receive fixed interest rate swaps	—	—	—	445,071	678	(10,774)
Interest rate lock commitments	31,404	—	(48)	26,012	47	—
Forward mortgage loan contracts	29,848	92	—	10,833	326	—
Matched Customer Hedges
Customer interest rate swaps	408,008	705	(6,694)	251,383	1,018	(1,766)
Customer interest rate swaps with counterparty	408,008	6,694	(705)	251,383	1,766	(1,018)
Customer interest rate cap & collars	5,459	34	(4)	11,089	83	(15)
Customer interest rate cap & collars with counterparty	5,459	4	(34)	11,089	15	(83)
Customer commodity swaps (72,000 barrels)	5,224	—	(195)	—	—	—
Customer commodity swaps with counterparty (72,000 barrels)	5,224	195	—	—	—	—

Total	$1,766,968	$8,999	$(47,086)	$1,786,856	$4,178	$(35,500)

Old National entered into certain oil commodity swaps during the quarter ended June 30, 2006 to accommodate the business needs of its customers. Upon the origination of a commodity swap with a customer, Old National simultaneously enters into an offsetting contract with a third party to mitigate the exposure to fluctuations in commodity prices.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates. Management does not believe any of these claims will have a material impact on Old National’s results of operations.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.138 billion, commercial letters of credit of $30 thousand and standby letters of credit of $134.4 million at June 30, 2006. At December 31, 2005, loan commitments were $1.317 billion, commercial letters of credit were $55 thousand and standby letters of credit were $141.6 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of June 30, 2006.
At June 30, 2006 and December 31, 2005, Old National had credit extensions of $87.0 million and $88.1 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old

National’s clients. At June 30, 2006 and December 31, 2005, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $54.8 million and $55.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 18 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2006, the notional amount of standby letters of credit was $134.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
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

The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended June 30, 2006
Net interest income	$58,659	$(3,904)	$(357)	$54,398
Provision for loan losses	4,269	(769)	—	3,500
Noninterest income	24,902	2,165	9,740	36,807
Noninterest expense	54,147	1,036	8,507	63,690
Income (loss) before income taxes	25,145	(2,006)	876	24,015
Income tax expense (benefit)	6,118	(2,554)	264	3,828
Segment profit	19,027	548	612	20,187
Total assets	5,069,083	3,034,278	203,136	8,306,497

Three months ended June 30, 2005
Net interest income	$64,030	$(5,621)	$(3,728)	$54,681
Provision for loan losses	5,897	103	—	6,000
Noninterest income	18,748	9,833	17,937	46,518
Noninterest expense	51,527	998	11,376	63,901
Income before income taxes and discontinued operations	25,354	3,111	2,833	31,298
Income tax expense (benefit)	6,635	(943)	909	6,601
Income (loss) from discontinued operations, net of income tax	—	(1,124)	1,666	542
Segment profit	18,719	2,930	3,590	25,239
Total assets	5,315,115	3,052,496	280,897	8,648,508

Six months ended June 30, 2006
Net interest income	$120,582	$(8,617)	$(3,228)	$108,737
Provision for loan losses	7,567	(567)	—	7,000
Noninterest income	49,642	5,648	24,386	79,676
Noninterest expense	112,000	1,643	18,534	132,177
Income (loss) before income taxes	50,657	(4,045)	2,624	49,236
Income tax expense (benefit)	12,697	(5,139)	822	8,380
Segment profit	37,960	1,094	1,802	40,856
Total assets	5,069,083	3,034,278	203,136	8,306,497

Six months ended June 30, 2005
Net interest income	$129,831	$(12,857)	$(7,096)	$109,878
Provision for loan losses	10,976	124	—	11,100
Noninterest income	36,410	8,747	34,619	79,776
Noninterest expense	105,933	1,745	22,579	130,257
Income (loss) before income taxes and discontinued operations	49,332	(5,979)	4,944	48,297
Income tax expense (benefit)	12,984	(6,533)	1,593	8,044
Income (loss) from discontinued operations, net of income tax expense	—	(1,124)	682	(442)
Segment profit (loss)	36,348	(570)	4,033	39,811
Total assets	5,315,115	3,052,496	280,897	8,648,508

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three and six months ended June 30, 2006 and 2005, and financial condition as of June 30, 2006, compared to June 30, 2005, and December 31, 2005. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Credit quality continues to improve. Net charge offs were 0.33% of average loans in the second quarter of 2006 compared to 0.46% in the first quarter of 2006. Nonperforming loans totaled 1.06% of total loans at June 30, 2006, down from 1.13% at December 31, 2005. The allowance for loan losses equaled 1.57% of total loans at June 30, 2006, compared to 1.59% at June 30, 2005.
Loan and deposit growth remains challenging. Total loans at June 30, 2006 increased 0.9% compared to March 31, 2006. The Company continues to expand in Indianapolis and Louisville, markets which have stronger economic growth than other markets in which Old National operates. A new branch was opened in Louisville during the second quarter, and the Company plans to open two new branches in Indianapolis next quarter. Core deposits at June 30, 2006 remained relatively constant compared to March 31, 2006. The Company continues to focus on its initiatives to grow low cost deposits which include (1) a heightened focus on small business and corporate cash management, (2) properly aligning incentive plans, (3) the creation of a referral program, and (4) a new direct mail program. In addition, Old National has changed its pricing policy on money market accounts and remains committed to disciplined pricing of commercial loans.
Net income of $20.2 million for the three months ended June 30, 2006, decreased 20.0%, from the $25.2 million recorded for the three months ended June 30, 2005. On a diluted per share basis, net income was $0.30 for the three months ended June 30, 2006, compared to $0.37 for the three months ended June 30, 2005. Included in net income for the second quarter of 2005 is $ 3.5 million of income, net of tax, associated with the restatement of financial statements due to an error in the Company’s interpretation of SFAS No. 133 resulting in the disallowance of hedge accounting treatment for certain derivatives, and income from discontinued operations of $0.5 million, net of tax. Old National reported net income of $40.9 million for the six months ended June 30, 2006, an increase of $1.0 million, or 2.6%, from the $39.8 million recorded for the six months ended June 30, 2005. On a diluted per share basis, net income was $0.61 for the six months ended June 30, 2006, compared to $0.58 for the six months ended June 30, 2005. Included in net income for the six months ended June 30, 2006 is a $1.9 million gain, net of tax, on the sale of the O’ Fallon financial center. Included in net income during the six months of 2005 is $0.3 million of expense associated with the restatement of financial statements due to an error in the Company’s interpretation of SFAS No. 133 resulting in the disallowance of hedge accounting treatment for certain derivatives and a loss from discontinued operations of $0.4 million, net of tax. See Old National’s Form 8-K filed January 31, 2006, for additional information related to the restatement.
Calculated based on net income, Old National’s return on average assets for the second quarter of 2006 was 0.97% and return on shareholders’ equity was 12.82%, compared to 1.16% and 14.56%, respectively, for the three months ended June 30, 2005. Based on net income, Old National’s return on average assets for the six months ended June 30, 2006, was 0.99% and return on shareholders’ equity was 12.75%, compared to 0.91% and 11.39%, respectively, for the six months ended June 30, 2005.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Income Statement Summary:
Net interest income	$54,398	$54,681	(0.5)%	$108,737	$109,878	(1.0)%
Provision for loan losses	3,500	6,000	(41.7)	7,000	11,100	(36.9)
Noninterest income	36,807	46,518	(20.9)	79,676	79,776	(0.1)
Noninterest expense	63,690	63,901	(0.3)	132,177	130,257	1.5
Other Data:
Return on average equity	12.82%	14.56%		12.75%	11.39%
Efficiency ratio	66.05	59.87		66.49	64.88
Tier 1 leverage ratio	7.65	7.23		7.65	7.23
Net charge-offs to average loans	0.33	0.93		0.39	0.65

Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 57% of revenues at June 30, 2006. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $5.2 million and $5.5 million for the three months ended June 30, 2006 and 2005, respectively. Taxable equivalent adjustments for the six months ended June 30, 2006 and 2005, were $10.4 million and $11.1 million, respectively.
Taxable equivalent net interest income was $59.6 million and $119.1 million for the three and six months ended June 30, 2006, respectively, down from the $60.2 million and $121.0 million reported for the three and six months ended June 30, 2005. The reduction in net interest income is primarily a result of the lower average earning assets. The net interest margin was 3.18% for both the three and six months ended June 30, 2006, compared to 3.07% and 3.06% reported for the three and six months ended June 30, 2005. The increase in net interest margin is primarily due to the disallowance of hedge accounting treatment for certain derivatives in the fourth quarter of 2005 along with the increase in the net interest spread combined with the change in the mix of interest earning assets and interest-bearing liabilities.
Average earning assets were $7.490 billion for the three months ended June 30, 2006, compared to $7.841 billion for the three months ended June 30, 2005, a decrease of 4.5%, or $350.7 million. Average earning assets were $7.489 billion for the six months ended June 30, 2006, compared to $7.901 billion for the six months ended June 30, 2005, a decrease of 5.2%, or $411.6 million. Significantly affecting average earning assets at June 30, 2006 compared to June 30, 2005, was Management’s decision to reduce the investment portfolio and the sale of $142.1 million of loans associated with the divestitures of the Clarksville, Tennessee and O’Fallon, Illinois financial centers. In addition, Old National experienced a large amount of line pay-downs in the fourth quarter of 2005 and sold $26.7 million of nonaccrual and substandard commercial and commercial real estate loans during the quarter ended June

30, 2005. Year over year, commercial and consumer loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Also affecting margin were decreases in borrowed funding due to the early termination of a high cost, $50 million Federal Home Loan Bank advance in December of 2005, the exercise of a call option on $20 million of high cost brokered certificates of deposit and the maturity of a $25 million Federal Home Loan Bank advance in the first quarter of 2006 and the maturity of $50 million of senior unsecured bank notes in the second quarter of 2006. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
Provision for Loan Losses
The provision for loan losses was $3.5 million and $7.0 million for the three and six months ended June 30, 2006, respectively, compared to $6.0 million and $11.1 million for the three and six months ended June 30, 2005, respectively. The lower provision in 2006 is attributable to a decrease in net charge-offs combined with a stable level of nonaccrual loans, an improvement in total criticized and classified loans over the past twelve months and enhanced credit administration and underwriting functions that began in 2004. Refer to “Allowance for Loan Losses and Asset Quality” section for further discussion of non-performing loans, charge-offs and additional items impacting the provision.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended June 30, 2006, was $36.8 million, a decrease of $9.7 million, or 20.9% from the $46.5 million reported for the three months ended June 30, 2005. For the six months ended June 30, 2006, noninterest income was $79.7 million, a decrease of $0.1 million, or 0.1%, from the $79.8 million reported for the six months ended June 30, 2005. The decrease in the three-month comparison is primarily due to a $7.7 million fluctuation in the market value of derivatives. During the three-months ended June 30, 2005, the restatement required that net cash settlements and fair value adjustments related to derivative instruments associated with certain brokered certificates of deposit and junior subordinated debt be reported as noninterest income. See Old National’s Form 8-K filed January 31, 2006, for additional information related to the restatement. The decrease in the six-month comparison is primarily due to a $3.3 million decrease in the market value of derivatives which was partially offset by a $3.0 million gain from the sale of the O’Fallon, Illinois financial center in the first quarter of 2006.
Service charges on deposit accounts were $10.7 million and $20.6 million for the three and six months ended June 30, 2006, compared to $12.1 million and $23.2 million for the three and six months ended June 30, 2005. The decrease in 2006 is primarily the result of a decrease in the volume of overdraft service charges and the sale of the Clarksville, Tennessee and O’Fallon, Illinois financial centers.
Mortgage banking revenue was $0.6 million and $1.8 million for the three and six months ended June 30, 2006, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2005. A decrease in loan production along with fluctuations in the market value of mortgage-related derivatives were the primary reasons for the decrease.
Primarily as a result of the acquisition of J.W.F. Insurance Companies in the second quarter of 2005, insurance premiums and commissions increased to $9.5 million and $20.4 million for the three and six months ended June 30, 2006, compared to $9.1 million and $18.1 million for the three and six months ended June 30, 2005, a 4.2% and 12.7% increase, respectively.
Included in other income in 2006 is a $1.2 million increase in fees for other risk management services from the J.W.F. Insurance Companies.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2006, totaled $63.7 million, a decrease of $0.2 million, or 0.3%, from the $63.9 million recorded for the three months ended June 30, 2005. For the six months ended June 30, 2006, noninterest expense was $132.2 million, an increase of $1.9 million, or 1.5%, from the $130.3 million recorded for the six months ended June 30, 2005.
Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2006, salaries and benefits were $37.7 million compared to $38.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, salaries and benefits amounted to $79.0 million compared to $77.8 million for the six months ended June 30, 2005. The $1.0 million decrease in the three-month comparison is primarily the result of a $3.5 million adjustment to certain performance-based incentives which was partially offset by $0.6 million of expense associated with the modification of certain stock options and $0.8 million of personnel expense associated with the acquisition of J.W.F Insurance Companies during the second quarter of 2005. The increase in salaries and benefits for the six months ended June 30, 2006, is primarily a result of the $2.7 million increase in personnel expense associated with the acquisition of J.W.F. Insurance Companies, severance costs of $1.0 million relating to senior executives and mortgage employees, and a $1.2 million increase in commissions and other incentive expenses. Partially offsetting these increases was the net reduction in performance-based pay discussed above.
Data processing expense totaled $4.5 million for the three months ended June 30, 2006, compared to $5.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, data processing expense totaled $9.1 million compared to $10.7 million for the six months ended June 30, 2005. The decrease in data processing expense was primarily attributable to a decrease in outside mortgage servicing fees, as mortgages are currently being sold with servicing released.
All other components of noninterest expense totaled $21.5 million for the three months ended June 30, 2006, compared to $19.8 million for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, all other components of noninterest expense totaled $44.0 million and $41.7 million, respectively. Included in the totals for 2005 is a $3.0 million reduction in the reserve for unfunded commitments.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 15.9% for the three months ended June 30, 2006, compared to 21.1% in the three months ended June 30, 2005. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 17.0% for the six months ended June 30, 2006, compared to 16.7% in the six months ended June 30, 2005. The decreased effective tax rate for the three months ended June 30 2006, resulted from a higher percentage of tax-exempt income to total income compared to the three months ended June 30, 2005. The increased effective tax rate for the six months ended June 30, 2006, resulted from a lower percentage of tax-exempt income to total income compared to the six months ended June 30, 2005.
FINANCIAL CONDITION
Overview
Old National’s assets at June 30, 2006, were $8.306 billion, a 4.0% decrease compared to June 30, 2005 assets of $8.649 billion, and a decrease of 2.2% compared to December 31, 2005 assets of $8.492 billion. Federal funds sold increased $3.1 million since June 30, 2005, and decreased $118.4 million since December 31, 2005. Investments decreased $58.6 million since June 30, 2005, and increased $63.2 million since December 31, 2005. Loans decreased $173.1 million since June 30, 2005, and decreased $42.0 million since December 31, 2005. Total liabilities decreased $255.1 million compared to June 30, 2005, primarily from a reduction in long-term borrowings, and decreased $150.3 million since December 31, 2005, primarily from a $260.2 million reduction in interest-bearing deposits and a $189.1 million reduction in long-term borrowings, partially offset by a $288.6 million increase in short-term borrowings. Total shareholders’ equity decreased $86.9 million from June 30, 2005, and decreased $35.2 million from December 31, 2005. The decrease in shareholders’ equity from June 30, 2005 to June 30, 2006 is primarily attributable to the $57.9 million in stock repurchases and fluctuations in the market value of investment securities. At June 30, 2006, accumulated other comprehensive income, of which the largest component is unrealized gains (losses) on securities, was a net loss of $44.8 million compared to a net loss of $0.5 million at June 30, 2005.
Earning Assets
Old National’s earning assets are comprised of loans and loans held for sale, investment securities and money market investments. Earning assets were $7.466 billion at June 30, 2006, a decrease of 3.4% from June 30, 2005, and an annualized decrease of 3.8% since December 31, 2005. Investment securities have decreased over the past twelve months as Old National has reduced its investment portfolio in response to the flattening of the yield curve and the desire to reduce its sensitivity to rising interest rates. At June 30, 2006, total loans, including loans held for sale, decreased $195.8 million compared to June 30, 2005, and decreased $61.7 million compared to December 31, 2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $114.3 million of loans. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $27.9 million of loans.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. At June 30, 2006, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. As of June 30, 2006, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At June 30, 2006, the investment securities portfolio was $2.580 billion compared to $2.638 billion at June 30, 2005, a decrease of $58.6 million or 2.2%. Investment securities increased $63.2 million at June 30, 2006, compared to December 31, 2005, an annualized increase of 5.0%. Investment securities represented 34.6% of earning assets at June 30, 2006, compared to 34.1% at June 30, 2005, and 33.1% at December 31, 2005. Old National has reduced the size of the investment portfolio during the past twelve months to reduce its sensitivity to rising interest rates.
The investment securities available-for-sale portfolio had net unrealized losses of $73.9 million at June 30, 2006, an increase of $74.8 million compared to net unrealized gains of $0.9 million at June 30, 2005, and an increase of $38.9 million compared to net unrealized losses of $35.0 million at December 31, 2005. These changes were primarily the result of higher market interest rates and the change in the portfolio of securities available-for-sale at June 30, 2006.
The investment portfolio had an average duration of 3.48 years at June 30, 2006, compared to 3.32 years at June 30, 2005, and 3.42 years at December 31, 2005. The average yields on investment securities, on a taxable equivalent basis, were 5.04% for the three months ended June 30, 2006, compared to 4.57% for the three months ended June 30, 2005, and 4.79% for the three months ended December 31, 2005. Average yields on investment securities, on a taxable equivalent basis, were 4.99%, 4.51% and 4.62% for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $24.1 million at June 30, 2006, compared to $46.8 million at June 30, 2005, and compared to $43.8 million at December 31, 2005. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The decrease in residential loans held for sale is primarily attributable to the bulk sale of approximately $12.1 million of loans during the first quarter of 2006. The amount of residential loans held for sale on the balance sheet can vary depending on the timing of originations and loan sales to the secondary market. Prior to September 30, 2005, these loans were sold with loan servicing retained. In the fourth quarter of 2005, in an effort to reduce the overall volatility in the Company’s earnings stream, Old National started selling loans with servicing released.
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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at June 30, 2006, the Company had no concentration of loans in any single industry exceeding 10% of its total loan portfolio and had no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming and Durable Goods Wholesale Trade did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Management is working to bring these loan commitments back within internal policy guidelines. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana.
Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 58.3% of earning assets at June 30, 2006, an increase from 57.9% at June 30, 2005, and an increase from 57.2% at December 31, 2005. At June 30, 2006, commercial and commercial real estate loans were $3.103 billion, a decrease of $139.8 million since June 30, 2005, and an increase of $14.8 million since December 31, 2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $105.7 million of commercial and consumer loans. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $27.7 million of commercial and consumer loans.
At June 30, 2006, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $17.7 million or 1.4% compared to June 30, 2005, and decreased $12.9 million or, annualized, 2.0% since December 31, 2005.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to private investors. Old National sells the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Old National sells almost all residential real estate loans without recourse.
At June 30, 2006, residential real estate loans were $500.0 million, a decrease of $51.1 million, or 9.3%, from June 30, 2005. The sale of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 included $8.5 million of residential real estate loans while the sale of the O’Fallon, Illinois financial center during the first quarter of 2006 included $0.2 million of residential real estate loans.
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
Each month, problem loan reports are prepared and reviewed, which include borrowers that show indications of being unable to meet debt obligations in the normal course of business, and loans which have other characteristics deemed by bank management to warrant special attention or have been criticized by regulators in the examination process. Classified loans include non-performing loans, loans past due 90 days or more, and other loans deemed to have well-defined weaknesses while criticized loans, also known as special mention loans, are loans that are deemed to have potential weaknesses that deserve management’s close attention and also require specific monthly reviews by the bank.
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
Allowance for Loan Losses and Asset Quality
At June 30, 2006, the allowance for loan losses was $76.4 million, a decrease of $4.2 million compared to $80.6 million at June 30, 2005, and a decrease of $2.4 million compared to $78.8 million at December 31, 2005. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.57% at June 30, 2006, from

1.59% at June 30, 2005, and decreased from 1.60% at December 31, 2005. For the three months ended June 30, 2006, the provision for loan losses amounted to $3.5 million, a decrease of $2.5 million from the three months ended June 30, 2005. The provision for the six months ended June 30, 2006, amounted to $7.0 million compared to $11.1 million for the six months ended June 30, 2005. Reductions in nonperforming loans during 2005 and the first six months of 2006 were significant factors in the decrease of the allowance for loan losses. Other factors include reductions in criticized and classified loans during the past twelve months. Changes to separate the loan production functions from the underwriting functions and significant strengthening of the commercial underwriting processes including the elevation of the Credit Policy Committee to a board level committee to improve credit quality were contributing factors to the reduction in criticized and classified loans during the period.
In accordance with generally accepted accounting principles, the amount of the allowance for unfunded loan commitments is classified as a liability account on the balance sheet. The allowance for unfunded loan commitments was unchanged during the first six months of 2006.
Charge-offs, net of recoveries, totaled $4.0 million for the three months ended June 30, 2006, a decrease of $7.7 million from the three months ended June 30, 2005. Net charge-offs for the six months ended June 30, 2006, totaled $9.5 million compared to $16.2 million for the six months ended June 30, 2005. Net charge-offs to average loans were 0.33% and 0.39% for the three and six months ended June 30, 2006, as compared to 0.93% and 0.65% for the three and six months ended June 30, 2005.
Under-performing assets totaled $56.1 million at June 30, 2006, an increase of $0.3 million compared to $55.8 million at June 30, 2005, and a decrease of $4.9 million compared to $61.0 million at December 31, 2005. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2006, were 1.15%, an increase from the June 30, 2005 ratio of 1.10% and a reduction from the December 31, 2005 ratio of 1.24%. Nonaccrual loans were $51.7 million at June 30, 2006, compared to $49.0 million at June 30, 2005, and $55.6 million at December 31, 2005. Management will continue its efforts to reduce the level of under-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Total classified and criticized loans were $202.7 million at June 30, 2006, a decrease of $62.0 million from June 30, 2005, and a decrease of $17.1 million from December 31, 2005.
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

The table below shows the various components of under-performing assets:

	June 30,		December 31,
(dollars in thousands)	2006	2005	2005

Nonaccrual loans	$51,725	$48,996	$55,589
Renegotiated loans	96	—	—
Past due loans (90 days or more and still accruing)	1,335	2,421	1,835
Foreclosed properties	2,907	4,341	3,605

Total under-performing assets	$56,063	$55,758	$61,029

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$137,899	$158,620	$136,597
Criticized loans	64,843	106,149	83,213

Total criticized and classified loans	$202,742	$264,769	$219,810

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.06%	0.97%	1.13%
Under-performing assets/total loans and foreclosed properties (1)	1.15	1.10	1.24
Under-performing assets/total assets	0.67	0.64	0.72
Allowance for loan losses/under-performing assets	136.20	144.63	129.20

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2006, totaled $135.2 million, a decrease of $2.3 million compared to $137.5 million at June 30, 2005, and a decrease of $1.1 million compared to $136.3 million at December 31, 2005. The decreases are primarily attributable to normal amortization expense.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.563 billion at June 30, 2006, a decrease of 3.5% from $7.839 billion at June 30, 2005, and an annualized decrease of 4.2% from $7.723 billion at December 31, 2005. Included in total funding were deposits of $6.205 billion at June 30, 2006, a decrease of $118.7 million, or 1.9%, compared to June 30, 2005, and an annualized decrease of 8.0% compared to December 31, 2005. The decrease in deposits is primarily the result of the assignment of $172.7 million of deposits associated with the divestiture of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 and $22.2 million of deposits associated with the divestiture of the O’Fallon, Illinois financial center in the first quarter of 2006.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At June 30, 2006, wholesale borrowings, including short-term borrowings and other borrowings, decreased 10.4% from June 30, 2005 and increased 15.8%, annualized, from December 31, 2005, respectively. As other borrowings have decreased in 2006, primarily due to the maturing of Federal Home Loan Bank advances and senior bank notes, federal funds purchased have increased. Wholesale borrowings as a percentage of total funding was 17.9% at June 30, 2006, compared to 19.3% at June 30, 2005, and 16.3% at December 31, 2005. The lower level of earning assets and a planned reduction of the investment portfolio during 2005 reduced the Company’s reliance on wholesale funding since 2005.
Capital Resources and Regulatory Guidelines
Shareholders’ equity totaled $614.7 million at June 30, 2006, compared to $701.6 million at June 30, 2005, and $649.9 million at December 31, 2005.
Old National paid cash dividends of $0.21 and $0.42 per share for the three and six months ended June 30, 2006, which decreased equity by $27.9 million, compared to cash dividends of $0.19 and $0.38 per share for the three and six months ended June 30, 2005, which decreased equity by $26.0 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $27.0 million during the six months ended June 30, 2006, and $33.0 million during the six months ended June 30, 2005. Between June 30, 2005 and December 31, 2005, Old National reduced shareholders’ equity by purchasing $30.9 million of its stock in the open market. The change in unrealized losses on investment securities decreased equity by $23.3 million during the six months ended June 30, 2006, and decreased equity by $5.0 million during the six months ended June 30, 2005. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $1.9 million during the six months ended June 30, 2006, compared to $3.0 million during the six months ended June 30, 2005. Additionally, stock issued for acquisitions increased shareholders’ equity by $18.5 million in the six months ended June 30, 2005.
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

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2006	2005	2005

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.65%	7.23%	7.67%
Tier 1 capital to risk-adjusted total assets	4.00	10.36	10.08	10.64
Total capital to risk-adjusted total assets	8.00	14.10	13.79	14.40
Shareholders’ equity to assets	N/A	7.40	8.11	7.65

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s critical accounting policies involving the more significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements as of June 30, 2006 remain unchanged from December 31, 2005. These policies relate to the accounting for the allowance for loan losses, goodwill and other intangible assets, and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS
The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.” Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-Q, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in the forward-looking statement. Uncertainties which could affect Old National’s future performance include, but are not limited to: (1) economic, market, operational, liquidity, credit and interest rate risks associated with Old National’s business; (2) economic conditions generally and in the financial services industry; (3) increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration; (4) the ability of Old National to achieve loan and deposit growth; (5) volatility and direction of market interest rates; (6) governmental legislation and regulation, including changes in accounting regulation or standards; (7) the ability of Old National to execute its business plan; (8) a weakening of the economy which could materially impact credit quality trends and the ability to generate loans; (9) changes in the securities markets; and (10) changes in fiscal, monetary and tax policies. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to June 30, 2006 and 2005 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

		Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

06/30/2006	1.64%	2.71%	1.99%	-3.14%	-6.93%	-10.42%
06/30/2005	n/a	1.58%	1.63%	-3.71%	-8.07%	-13.38%
Net Interest Income — 24 Month Cumulative Policies (+/-)

		Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

06/30/2006	-2.48%	0.40%	1.06%	-2.50%	-5.83%	-8.93%
06/30/2005	n/a	-1.29%	0.63%	-3.12%	-7.12%	-12.12%
Economic Value of Equity Policies (+/-)

		Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

06/30/2006	-13.97%	-5.32%	-0.60%	-2.54%	-5.41%	-9.18%
06/30/2005	n/a	-21.44%	-7.34%	1.49%	-0.57%	-4.56%
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
At June 30, 2006, modeling indicated Old National was within the yellow zone policy limits for the Up 100 and Up 200 12 month Net Interest Income at Risk Scenarios. In addition, modeling indicated Old National was within the yellow zone policy limits for the Up 100 and Up 200 24-month cumulative Net Interest Income at Risk Scenarios. Old National is taking steps to reduce its exposure to rising interest rates. All other Net Interest Income at Risk modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
At June 30, 2006, modeling indicated Old National was within the green zone policy limit for all Economic Value of Equity Scenarios.
At June 30, 2006, a notable change in the Company’s rate risk profile was reflected in the decrease in the Company’s estimated change in Economic Value of Equity resulting in the Down 200 basis points yield curve shock. Economic Value of Equity changed from –21.44% at June 30, 2005, to –5.32% at June 30, 2006. The Company reduced its long term exposure to falling interest rates through the sale of its mortgage servicing rights and the shift in mix of its deposit accounts.

Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $38.1 million at June 30, 2006, compared to an estimated fair value loss of $31.3 million at December 31, 2005. The decrease in market value was primarily due to increases in short term interest rates and the resulting decline in market value of the receive fixed interest rate swaps. In addition, the notional amount of derivatives decreased by $19.9 million. See Note 16 to the consolidated financial statements for additional information.
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
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. These rating agencies have issued a stable outlook in conjunction with their ratings as of June 30, 2006. The senior debt ratings of Old National Bancorp and Old National Bank at June 30, 2006, are shown in the following table:
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term

Old National Bancorp	BBB	A2	Baa1	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A3	P-2	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of June 30, 2006, Old National Bank had the capacity to borrow $929.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at June 30, 2006, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at June 30, 2006, Old National Bancorp has $700.0 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At June 30, 2006, the parent company’s other borrowings outstanding was $250.6 million, compared with $256.6 million at June 30, 2005. The $6.0 million decrease in other borrowings from June 30, 2005 to June 30,2006 was primarily attributable to the restatement in 2005 resulting in the elimination of fair value adjustments on the junior subordinated debt and a decline in derivative market values. Old National Bancorp, the parent company, has no debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At June 30, 2006, prior regulatory approval was not required for Old National’s affiliate bank.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/06 - 04/30/06	302,976	$20.53	302,976	5,248,024
05/01/06 - 05/31/06	436,303	20.01	436,303	4,811,721
06/01/06 - 06/30/06	129,800	19.30	129,800	4,681,921

Quarter-to-date 06/30/06	869,079	$20.09	869,079	4,681,921

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the April 27, 2006, Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
(a)	Election of Directors – The following directors were elected to Class I of the Board of Directors, each to hold office for three years (until the 2009 Annual Meeting) and until his or her successor shall have been duly elected and qualified:

	Vote Counts
	For	Withheld
Class I Directors (term ending 2009)
Joseph D. Barnette, Jr.	50,275,724	1,942,531
Larry E. Dunigan	49,513,526	2,705,808
Phelps L. Lambert	49,594,220	2,626,062
Marjorie Z. Soyugenc	49,565,796	2,658,670
(b)	Ratification of the selection of Independent Public Accountants – Crowe Chizek and Company LLC — For — 50,491,782; Votes Against — 926,573; Votes Abstained — 798,496; Broker nonvotes — 588,697
ITEM 5. OTHER INFORMATION
NONE

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	By-Laws of Old National, amended and restated effective July 27, 2006 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 31, 2006).

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

Exhibit No.	Description
10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

10.10	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.11	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.12	Release and Separation Agreement between Old National and Michael R. Hinton, is filed herewith.*

10.13	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.14	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

10.15	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.16	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.17	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

10.18	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.19	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.20	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

Exhibit No.	Description
10.21	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.22	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP (Registrant)

By:	/s/ Christopher A. Wolking

Christopher A. Wolking Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: August 4, 2006