Form 10-Q
period 2006-09-30
OLD NATIONAL BANCORP /IN/
filed 2006-11-08
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,406,000 shares outstanding at October 31, 2006.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2006	2005	2005
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$176,632	$245,364	$199,210
Federal funds sold	78,800	123,943	2,464
Money market investments	7,525	33,109	18,245

Total cash and cash equivalents	262,957	402,416	219,919
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored agencies	546,692	509,744	435,130
Mortgage-backed securities	1,060,914	1,105,257	1,175,112
States and political subdivisions	297,171	488,369	485,165
Other securities	184,844	196,696	204,627

Investment securities — available-for-sale	2,089,621	2,300,066	2,300,034
Investment securities — held-to-maturity, at amortized cost (fair value $138,691, $161,252 and $172,616 respectively)	144,016	166,799	176,021
Federal Home Loan Bank stock, at cost	42,266	49,608	49,589
Residential loans held for sale	15,856	43,804	49,523
Loans:
Commercial	1,598,071	1,553,742	1,650,628
Commercial real estate	1,406,883	1,534,385	1,612,956
Residential real estate	492,099	543,903	547,703
Consumer credit, net of unearned income	1,219,268	1,261,797	1,297,660

Total loans	4,716,321	4,893,827	5,108,947
Allowance for loan losses	(71,632)	(78,847)	(81,356)

Net loans	4,644,689	4,814,980	5,027,591

Premises and equipment, net	123,062	199,878	211,951
Accrued interest receivable	54,260	55,658	57,169
Goodwill	113,350	113,275	113,275
Other intangible assets	21,372	23,060	23,694
Assets held for sale	69,895	—	—
Other assets	338,544	322,478	306,525

Total assets	$7,919,888	$8,492,022	$8,535,291

Liabilities
Deposits:
Noninterest-bearing demand	$844,913	$891,541	$872,499
Interest-bearing:
NOW	1,328,923	1,640,750	1,614,526
Savings	411,412	480,358	483,928
Money market	868,794	869,039	809,568
Time	2,629,834	2,583,948	2,592,859

Total deposits	6,083,876	6,465,636	6,373,380
Short-term borrowings	301,535	302,765	350,999
Other borrowings	772,215	954,925	1,033,963
Accrued expenses and other liabilities	119,499	118,798	107,884

Total liabilities	7,277,125	7,842,124	7,866,226

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,406, 67,649 and 68,010 shares issued and outstanding, respectively	66,406	67,649	68,010
Capital surplus	564,691	591,930	600,294
Retained earnings	32,187	12,074	5,399
Accumulated other comprehensive loss, net of tax	(20,521)	(21,755)	(4,638)

Total shareholders’ equity	642,763	649,898	669,065

Total liabilities and shareholders’ equity	$7,919,888	$8,492,022	$8,535,291

The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005

Interest Income
Loans including fees:
Taxable	$80,578	$75,770	$234,627	$215,995
Nontaxable	5,065	4,476	14,510	12,846
Investment securities, available-for-sale:
Taxable	22,230	19,753	66,468	61,850
Nontaxable	4,349	5,699	15,195	18,776
Investment securities, held-to-maturity, taxable	1,618	1,953	5,107	5,576
Money market investments	161	260	1,404	642

Total interest income	114,001	107,911	337,311	315,685

Interest Expense
Deposits	44,406	35,848	125,460	99,944
Short-term borrowings	4,953	2,657	12,878	7,340
Other borrowings	12,334	13,740	37,928	42,857

Total interest expense	61,693	52,245	176,266	150,141

Net interest income	52,308	55,666	161,045	165,544
Provision for loan losses	—	6,000	7,000	17,100

Net interest income after provision for loan losses	52,308	49,666	154,045	148,444

Noninterest Income
Wealth management fees	4,710	5,041	14,859	15,551
Service charges on deposit accounts	10,596	12,529	31,188	35,692
ATM fees	3,043	2,872	8,906	8,329
Mortgage banking revenue	1,045	1,756	2,835	4,400
Insurance premiums and commissions	8,761	8,466	29,205	26,611
Investment product fees	2,041	2,246	6,323	7,145
Bank-owned life insurance	2,161	1,922	6,397	5,417
Net securities gains	789	652	697	1,175
Gain (loss) on derivatives	(67)	(4,632)	1,953	645
Gain on branch divestiture	—	—	3,036	—
Other income	3,484	3,608	10,840	9,271

Total noninterest income	36,563	34,460	116,239	114,236

Noninterest Expense
Salaries and employee benefits	36,789	35,866	115,817	113,637
Occupancy	5,059	4,591	15,171	14,746
Equipment	3,052	3,587	9,676	10,981
Marketing	2,738	1,912	7,572	6,050
Data processing	4,404	5,107	13,520	15,844
Communication	2,151	2,336	6,850	7,399
Professional fees	1,845	2,291	5,681	6,440
Loan expense	1,454	1,570	4,338	3,889
Supplies	852	908	2,550	2,854
Other expense	4,528	3,834	13,874	10,419

Total noninterest expense	62,872	62,002	195,049	192,259

Income before income taxes and discontinued operations	25,999	22,124	75,235	70,421
Income tax expense	4,985	3,248	13,365	11,292

Income from continuing operations	21,014	18,876	61,870	59,129
Loss from discontinued operations, net of tax expense of $6,302 and $6,603, respectively	—	(14,383)	—	(14,825)

Net income	$21,014	$4,493	$61,870	$44,304

Basic net income per share from continuing operations	$0.32	$0.28	$0.93	$0.87
Basic net loss per share from discontinued operations	—	(0.21)	—	(0.22)
Basic net income per share	0.32	0.07	0.93	0.65

Diluted net income per share from continuing operations	$0.32	$0.28	$0.93	$0.87
Diluted net loss per share from discontinued operations	—	(0.21)	—	(0.22)
Diluted net income per share	0.32	0.07	0.93	0.65

Dividends per common share	$0.21	$0.19	$0.63	$0.57
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2004	69,287	$69,287	$630,461	$—	$4,344	$704,092
Net income	—	—	—	44,304	—	44,304	$44,304
Unrealized net securities losses, net of $(5,882) tax	—	—	—	—	(8,761)	(8,761)	(8,761)
Reclassification adjustment for securities gains included in net income, net of $(472) tax	—	—	—	—	(703)	(703)	(703)
Net unrealized derivative gains on cash flow hedges, net of $331 tax	—	—	—	—	512	512	512
Reclassification adjustment on cash flow hedges, net of $(19) tax	—	—	—	—	(30)	(30)	(30)
Stock issued for acquisition	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(38,905)	—	(38,905)
Stock repurchased	(2,571)	(2,571)	(52,284)	—	—	(54,855)
Stock issued under stock option, restricted stock and stock purchase plans	323	323	4,548	—	—	4,871

Balance, September 30, 2005	68,010	$68,010	$600,294	$5,399	$(4,638)	$669,065	$35,322

Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898
Net income	—	—	—	61,870	—	61,870	$61,870
Unrealized net securities gains, net of $1,482 tax	—	—	—	—	1,344	1,344	1,344
Reclassification adjustment for securities gains included in net income, net of $(284) tax	—	—	—	—	(413)	(413)	(413)
Reclassification adjustment on cash flow hedges, net of $196 tax	—	—	—	—	303	303	303
Adjustment to stock issued for prior acquisitions	(1)	(1)	(15)	—	—	(16)
Cash dividends	—	—	—	(41,757)	—	(41,757)
Stock repurchased	(1,445)	(1,445)	(27,982)	—	—	(29,427)
Stock issued under stock option, restricted stock and stock purchase plans	203	203	758	—	—	961

Balance, September 30, 2006	66,406	$66,406	$564,691	$32,187	$(20,521)	$642,763	$63,104

Comprehensive income for the three months ended September 30, 2006 and 2005 was $45.3 million and $0.3 million, respectively.
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005

Cash Flows From Operating Activities
Net income	$61,870	$44,304

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,173	11,352
Amortization of other intangible assets and goodwill impairment	1,831	5,378
Net premium (discount) amortization on investment securities	(1,605)	2,449
Restricted stock expense (benefit)	(437)	2,228
Stock option expense	688	—
Provision for loan losses	7,000	17,100
Net securities gains	(697)	(1,175)
Gain on branch divestiture	(3,036)	—
Gain on derivatives	(1,953)	(645)
Net (gains) losses on sales and write-downs of loans and other assets	(1,453)	8,346
Residential real estate loans originated for sale	(186,012)	(300,309)
Proceeds from sale of residential real estate loans	216,436	257,921
Increase in accrued interest and other assets	(16,224)	(8,501)
Increase (decrease) in accrued expenses and other liabilities	(470)	10,456

Total adjustments	24,241	4,600

Net cash flows provided by operating activities	86,111	48,904

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	2,699
Purchases of investment securities available-for-sale	(471,047)	(417,964)
Purchases of investment securities held-to-maturity	—	(25,000)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	394,832	277,372
Proceeds from sales of investment securities available-for-sale	298,715	609,466
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	22,212	26,264
Proceeds from branch divestiture	10,511	—
Proceeds from sale of loans	26,062	21,355
Net principal collected from (loans made to) customers	109,318	(170,490)
Proceeds from sale of premises and equipment and other assets	1,932	1,169
Purchase of premises and equipment	(7,882)	(11,296)
Proceeds from sale of other assets	—	40,805

Net cash flows provided by investing activities	384,653	354,380

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(46,026)	21,281
Savings, NOW and money market deposits	(366,334)	(66,205)
Time deposits	53,473	(405)
Short-term borrowings	(1,230)	3,646
Payments for maturities on other borrowings	(179,632)	(317,563)
Proceeds from issuance of other borrowings	—	50,000
Cash dividends paid	(41,757)	(38,905)
Common stock repurchased	(29,427)	(54,855)
Common stock issued under stock option, restricted stock and stock purchase plans	710	2,643

Net cash flows used in financing activities	(610,223)	(400,363)

Net increase (decrease) in cash and cash equivalents	(139,459)	2,921
Cash and cash equivalents at beginning of period	402,416	216,998

Cash and cash equivalents at end of period	$262,957	$219,919

Total interest paid	$171,424	$138,906
Total taxes paid	$8,243	$7,756
The accompanying notes to consolidated financial statements are an integral part of this statement.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2006 presentation. Such reclassifications had no effect on net income. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2006 and 2005, and December 31, 2005, and the results of its operations for the three and nine months ended September 30, 2006 and 2005. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2005.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
FASB Interpretation No. 48 – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.
SFAS No. 157 – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as component of other comprehensive in shareholders’ equity. The new standard is effective for fiscal years ending after December 15, 2006.
Based on the Company’s funded status of plan obligations disclosed in Note 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $9.6 million, with no impact to the Company’s consolidated statements of income or cash flows. As the actual impact of adopting SFAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated amount may not be reflective of the actual impact of the adoption at December 31, 2006.
SAB 108 – In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.
NOTE 3 – ACQUISITION
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
In February, 2005, Old National committed to a plan to sell J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and the Fund Evaluation Group (“FEG”) in Cincinnati, Ohio, to better align its operations with its market and product focus. The operating activities of these companies were reclassified to discontinued operations for all periods in the consolidated statement of income. During the quarter ended June 30, 2005, Old National recorded an impairment charge of $1.1 million, net of tax, related to J.W. Terrill Insurance Agency. This impairment charge was included in income (loss) from discontinued operations. During the third quarter of 2005, Old National completed the sale of both Terrill and FEG. Old National sold Terrill for $22.2 million of cash. Terrill had been acquired in a tax-free reorganization under Internal Revenue Code section 368, and as a result of the taxable sale, Old National recorded a loss of $8.7 million, including $8.6 million of tax expense. Old National completed the sale of FEG for $15.1 million of cash and a $0.5 million note receivable. The sale resulted in an after tax loss of $5.9 million.
NOTE 5 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period, adjusted to reflect all stock dividends. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Restricted stock shares were excluded from the denominator in the computation of diluted net income per share for the nine months ended September 30, 2005 because their inclusion would have been anti-dilutive.

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	September 30, 2006			September 30, 2005
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$21,014	65,823	$0.32	$18,876	68,011	$0.28
Income from discontinued operations	—	65,823	—	(14,383)	68,011	(0.21)

Net income	$21,014		$0.32	$4,493		$0.07

Effect of dilutive securities:
Restricted stock		6			10
Stock options		5			310

Diluted Net Income Per Share
Income from continuing operations and assumed conversions	$21,014	65,834	$0.32	$18,876	68,331	$0.28
Loss from discontinued operations	—	65,834	—	(14,383)	68,331	(0.21)

Net income and assumed conversions	$21,014		$0.32	$4,493		$0.07

(dollars and shares	Nine Months Ended			Nine Months Ended
in thousands,	September 30, 2006			September 30, 2005
except per share data)	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$61,870	66,370	$0.93	$59,129	68,355	$0.87
Loss from discontinued operations	—	66,370	—	(14,825)	68,355	(0.22)

Net income	$61,870		$0.93	$44,304		$0.65

Effect of dilutive securities:
Restricted stock		2			—
Stock options		7			127

Diluted Net Income Per Share
Income from continuing operations and assumed conversions	$61,870	66,379	$0.93	$59,129	68,482	$0.87
Loss from discontinued operations	—	66,379	—	(14,825)	68,482	(0.22)

Net income and assumed conversions	$61,870		$0.93	$44,304		$0.65

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2006 and December 31, 2005 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2006
Available-for-sale
U.S. Government-sponsored agencies	$554,356	$1,309	$(8,973)	$546,692
Mortgage-backed securities	1,094,204	1,711	(35,001)	1,060,914
States and political subdivisions	287,486	9,874	(189)	297,171
Other securities	186,453	1,734	(3,343)	184,844

Total available-for-sale securities	$2,122,499	$14,628	$(47,506)	$2,089,621

Held-to-maturity
Mortgage-backed securities	$131,661	$—	$(5,111)	$126,550
Other securities	12,355	—	(214)	12,141

Total held-to-maturity securities	$144,016	$—	$(5,325)	$138,691

December 31, 2005
Available-for-sale
U.S. Government-sponsored agencies	$522,351	$122	$(12,729)	$509,744
Mortgage-backed securities	1,141,581	1,898	(38,222)	1,105,257
States and political subdivisions	473,231	15,685	(547)	488,369
Other securities	197,910	2,420	(3,634)	196,696

Total available-for-sale securities	$2,335,073	$20,125	$(55,132)	$2,300,066

Held-to-maturity
Mortgage-backed securities	$148,035	$—	$(5,274)	$142,761
Other securities	18,764	—	(273)	18,491

Total held-to-maturity securities	$166,799	$—	$(5,547)	$161,252

During the third quarter of 2006, proceeds from the sales of investment securities available-for-sale were $273.9 million, resulting in a gain of $0.8 million. Year-to-date proceeds from sales of investment securities available-for-sale were $298.7 million in 2006 and $609.5 million in 2005. For the nine months ended September 30, 2006, realized gains were $4.4 million and losses were $3.7 million. For the nine months ended September 30, 2005, realized gains were $8.3 million and losses were $7.1 million.
At September 30, 2006, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 7 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At September 30, 2006 and December 31, 2005, Old National had residential loans held for sale of $15.9 million and $43.8 million, respectively. As of September 30, 2006 and December 31, 2005, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.

During the third quarter of 2006, commercial real estate loans held for investment of $27.4 million and commercial loans of $1.4 million were reclassified to loans held for sale and sold for $26.1 million resulting in a write-down on loans transferred to held for sale of $2.8 million, which was recorded as a reduction to the allowance for loan losses.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
The following summarizes the changes in the allowance for loan losses:

	Nine months ended
	September 30,
(dollars in thousands)	2006	2005

Balance, January 1	$78,847	$85,749
Additions:
Provision charged to expense	7,000	17,100
Deductions:
Write-downs from loans transferred to held for sale	2,770	5,348
Loans charged-off	18,391	24,516
Recoveries	(6,946)	(8,371)

Net charge-offs	14,215	21,493

Balance, September 30	$71,632	$81,356

The following presents information regarding the period-end balances of impaired loans:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Impaired loans without a valuation allowance	$11,801	$13,780
Impaired loans with a valuation allowance	24,516	25,681

Total impaired loans	$36,317	$39,461

Valuation allowance related to impaired loans	$10,936	$12,472

For the nine months ended September 30, 2006 and 2005, the average balance of impaired loans was $38.9 million and $43.1 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
SFAS No. 142, Goodwill and Other Intangible Assets, issued in June 2001, discontinued the practice of amortizing goodwill and initiated an annual review for impairment. Impairment is to be examined more frequently if certain indicators are encountered. Old National completed its most recent annual goodwill impairment test required by this Statement as of August 31, 2006 and determined that no impairment existed as of this date.

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2006 and 2005, were as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior year	—	75	75

Balance, September 30, 2006	$73,477	$39,873	$113,350

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill acquired during the year	—	12,038	12,038
Adjustments to goodwill acquired in prior year	—	272	272
Goodwill transferred to held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, September 30, 2005	$70,944	$42,331	$113,275

Intangibles, including core deposits and customer business relationships, are amortized on a straight-line or accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
The following table shows the gross carrying amounts and accumulated amortization for other intangible assets as of September 30, 2006 and December 31, 2005:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

September 30, 2006
Amortized intangible assets:
Core deposit	$5,574	$(4,545)	$1,029
Customer business relationships	25,553	(5,210)	20,343

Total intangible assets	$31,127	$(9,755)	$21,372

December 31, 2005
Amortized intangible assets:
Core deposit	$5,574	$(4,175)	$1,399
Customer business relationships	25,411	(3,750)	21,661

Total intangible assets	$30,985	$(7,925)	$23,060

Total amortization expense associated with other intangible assets for the three months ended September 30 was $0.6 million in 2006 and $0.6 million in 2005. Amortization expense for the nine months ended September 30, 2006 and 2005, was $1.8 million and $1.9 million, respectively.
Estimated amortization expense for the future years is as follows:

(dollars in thousands)

2006 remaining	$559
2007	2,023
2008	1,892
2009	1,767
2010	1,620
Thereafter	13,511

Total	$21,372

NOTE 10 — MORTGAGE SERVICING RIGHTS
During the third quarter of 2005, Old National sold its mortgage servicing rights relating to $1.917 billion of mortgage loans serviced for other investors for a total sales price of $17.7 million. The sale resulted in a pre-tax net gain of $0.4 million which was included in Other Income during the third quarter of 2005.
The activity for mortgage servicing rights and the related valuation allowance for the period ended September 30, 2005 is summarized below:

(dollars in thousands)	2005

Balance before valuation allowance, January 1	$15,829
Rights capitalized	2,505
Amortization	(4,126)
Sale of mortgage servicing rights	(14,208)

Balance before valuation allowance, September 30	—

Valuation allowance:
Balance, January 1	—
Additions to valuation allowance	—
Reductions to valuation allowance	—

Balance, September 30	—

Mortgage servicing rights, net	$—

NOTE 11 –ASSETS HELD FOR SALE
In September, 2006, Old National committed to a plan to sell and lease back its three main buildings in downtown Evansville, Indiana. A letter of intent was executed in September and the transaction is expected to close during the fourth quarter of 2006. These assets are reported as held for sale at historical cost as the sales price less costs to sell is expected to exceed the carrying value. These assets are reported in the “other” column for segment reporting.
The carrying amounts of the classes of assets included as held for sale were as follows at September 30, 2006:

(dollars in thousands)

Assets held for sale:
Land	$5,591
Building and improvements	73,424

Total	79,015
Accumulated depreciation	(9,120)

Assets held for sale — net	$69,895

NOTE 12 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at September 30, 2006, and December 31, 2005:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturing August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rate 8.00%) maturing April 2032	100,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(6,297)	(5,125)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.75% to 5.17% and variable rate 5.64%) maturing May 2008 to November 2009	98,000	148,000
Federal Home Loan Bank advances (fixed rates 4.84% to 8.34%) maturing February 2008 to January 2023	222,094	301,703
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	50,000	100,000
Subordinated bank note (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,470	4,493
SFAS 133 fair value hedge and other basis adjustments	(6,052)	(4,146)

Total other borrowings	$772,215	$954,925

Contractual maturities of other borrowings at September 30, 2006, were as follows:

(dollars in thousands)

Due in 2006	$8
Due in 2007	10,034
Due in 2008	317,037
Due in 2009	26,040
Due in 2010	75,043
Thereafter	356,402
SFAS 133 fair value hedge and other basis adjustments	(12,349)

Total	$772,215

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.37% and 5.22% at September 30, 2006, and December 31, 2005, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
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
CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a new branch office building in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National’s current incremental borrowing rate for similar types of borrowing arrangements.
At September 30, 2006, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2006 remaining	$93
2007	371
2008	371
2009	390
2010	390
Thereafter	12,484

Total minimum lease payments	14,099
Less amounts representing interest	9,629

Present value of net minimum lease payments	$4,470

NOTE 13 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
The following table sets forth the components of the net periodic benefit cost for Old National’s noncontributory defined benefit retirement plan for the nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005

Service cost	$—	$360	$—	$1,238
Interest cost	689	891	2,086	2,675
Expected return on plan assets	(1,034)	(1,012)	(2,928)	(2,932)
Amortization of prior service cost	—	(86)	—	(164)
Recognized actuarial loss	218	378	735	1,164
Settlement	360	—	1,080	—

Net periodic benefit cost	$233	$531	$973	$1,981

Old National has qualified and nonqualified noncontributory defined benefit pension plans. During 2001, Old National amended the plans freezing the benefits accrued for all participants except active participants who had completed at least 20 years of service or who had attained age 50 with at least five years of vesting service. In addition, the amendment discontinued new enrollments under the plans after December 31, 2001. During 2005, Old National amended the plan by redefining the pay definition, resulting in a reduction to the Projected Benefit Obligation of $2.8 million. During the third quarter of 2005, Old National further amended the plan to grant two years additional benefits to plan participants age 55 or older with 15 years of benefit service resulting in an increase in the Projected Benefit Obligation of $0.8 million and to freeze benefit accruals for all remaining participants effective December 31, 2005. The curtailment resulted in a $10.1 million reduction in Projected Benefit Obligation and a one-time curtailment gain of $1.5 million. Lump sum cash payments of $5.2 million paid to participants during 2005 reduced the Projected Benefit Obligation by the same amount. The Company presently anticipates contributing an additional $0.6 million to fund its pension plans in 2006.
NOTE 14 — STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At September 30, 2006, 6.4 million shares were outstanding under the plan, including 5.8 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised, and 0.7 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with SFAS No. 123-R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost had been recognized, except with respect to the restricted stock plans. Old National adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method, and, consequently, has not retroactively adjusted results from prior periods.
The following table reflects the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options during the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2005	September 30, 2005
Net income as reported	$4,493	$44,304
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	511	1,448
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(551)	(1,621)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(506)	(2,377)

Proforma net income	$3,947	$41,754

Basic net income per share:
As reported	$0.07	$0.65
Proforma	0.06	0.61
Diluted net income per share:
As reported	$0.07	$0.65
Proforma	0.06	0.61

Stock Options
Old National recorded $0.4 million of stock based compensation expense, net of tax, during the first nine months of 2006. This cost is primarily related to the modification of certain options during the second quarter and the pro-rata vesting of options during the year.

The Company granted 141,700 stock options during 2006. Using the Black-Scholes option pricing model, the Company estimated the fair value of the stock options granted during 2006 to be $0.5 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 19.5%; a risk free interest rate of 4.7%; an expected option term of six years; a 3.6% dividend yield; and a forfeiture rate of 0%. These options expire in ten years. No options were granted in 2005.
Restricted Stock
Old National recorded income of $0.3 million, net of tax benefit, during the first nine months of 2006, related to the reversal of expense associated with certain performance-based restricted stock grants. This reversal of expense was partially offset by the pro-rata vesting of restricted stock awards during the year.
The Company granted 132 thousand shares of performance based restricted stock awards to certain key officers during 2006, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 60 thousand time-based restricted stock awards to certain key officers during 2006, with vesting periods ranging from 12 to 36 months. On January 27, 2005, Old National’s Board of Directors approved a restricted stock award to grant 0.2 million shares to certain key officers with shares vesting at the end of a thirty-eight month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the performance period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2006, unrecorded compensation expense was estimated to be $3.9 million for unvested restricted stock awards.
NOTE 15 — INCOME TAXES
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005

Provision at statutory rate of 35%	$9,100	$7,743	$26,332	$24,647
Tax-exempt income	(3,870)	(4,132)	(12,150)	(12,804)
Other, net	(245)	(363)	(817)	(551)

Income tax expense	$4,985	$3,248	$13,365	$11,292

Effective tax rate	19.2%	14.7%	17.8%	16.0%

For the three months and nine months ended September 30, 2006, the effective tax rate on income from continuing operations was higher than for the three months and nine months ended September 30, 2005. The increased effective tax rate in the three months and nine months ended September 30, 2006 resulted from a lower percentage of tax-exempt income to total income compared to the three months and nine months ended September 30, 2005.
NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The following table summarizes the derivative financial instruments utilized by Old National:

	September 30, 2006			December 31, 2005
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Hedges
Receive fixed interest rate swaps	$824,609	$—	$(22,822)	717,346	$—	$(21,487)
Pay fixed interest rate swaps	—	—	—	20,000	245	—
Forward mortgage loan contracts	14,977	—	(71)	42,650	—	(357)
Stand Alone Derivatives
Receive fixed interest rate swaps	—	—	—	445,071	678	(10,774)
Interest rate lock commitments	31,259	222	—	26,012	47	—
Forward mortgage loan contracts	31,093	—	(172)	10,833	326	—
Matched Customer Hedges
Customer interest rate swaps	421,934	4,550	(1,890)	251,383	1,018	(1,766)
Customer interest rate swaps with counterparty	421,934	1,890	(4,550)	251,383	1,766	(1,018)
Customer interest rate cap & collars	5,459	24	(13)	11,089	83	(15)
Customer interest rate cap & collars with counterparty	5,459	13	(24)	11,089	15	(83)
Customer commodity swaps (72,000 barrels)	5,224	309	—	—	—	—
Customer commodity swaps with counterparty (72,000 barrels)	5,224	—	(309)	—	—	—
Option for customer commodity swap (120,000 barrels)	8,202	29	—	—	—	—
Option for customer commodity swap with counterparty (120,000 barrels)	8,202	—	(29)	—	—	—
Customer foreign exchange forward contract	38	—	—	—	—	—
Customer foreign exchange forward contract with counterparty	38	—	—	—	—	—

Total	$1,783,652	$7,037	$(29,880)	$1,786,856	$4,178	$(35,500)

Old National enters into certain matched customer hedges to accommodate the business needs of its customers. Upon the origination of a customer hedge, Old National simultaneously enters into an offsetting contract with a third party to mitigate its exposure.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates. Management does not believe any of these claims will have a material impact on Old National’s results of operations.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.326 billion, commercial letters of credit of $92 thousand and standby letters of credit of $130.7 million at September 30, 2006. At December 31, 2005, loan commitments were $1.317 billion, commercial letters of credit were $55 thousand and standby letters of credit were $141.6 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of September 30, 2006.

At September 30, 2006 and December 31, 2005, Old National had credit extensions of $77.7 million and $88.1 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2006 and December 31, 2005, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $54.5 million and $55.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 18 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2006, the notional amount of standby letters of credit was $130.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
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

The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended September 30, 2006
Net interest income	$57,166	$(3,481)	$(1,377)	$52,308
Provision for loan losses	13	(13)	—	—
Noninterest income	25,051	2,612	8,900	36,563
Noninterest expense	53,856	907	8,109	62,872
Income (loss) before income taxes	28,348	(1,763)	(586)	25,999
Income tax expense (benefit)	7,269	(2,105)	(179)	4,985
Segment profit (loss)	21,079	342	(407)	21,014
Total assets	4,921,550	2,794,930	203,408	7,919,888

Three months ended September 30, 2005
Net interest income	$65,167	$(6,021)	$(3,480)	$55,666
Provision for loan losses	6,115	(115)	—	6,000
Noninterest income	19,865	(2,079)	16,674	34,460
Noninterest expense	49,683	702	11,617	62,002
Income (loss) before income taxes and discontinued operations	29,234	(8,687)	1,577	22,124
Income tax expense (benefit)	7,898	(5,159)	509	3,248
Income (loss) from discontinued operations, net of income tax	—	1,124	(15,507)	(14,383)
Segment profit (loss)	21,336	(2,404)	(14,439)	4,493
Total assets	5,371,185	2,948,865	215,241	8,535,291

Nine months ended September 30, 2006
Net interest income	$177,748	$(12,098)	$(4,605)	$161,045
Provision for loan losses	7,580	(580)	—	7,000
Noninterest income	74,693	8,260	33,286	116,239
Noninterest expense	165,856	2,550	26,643	195,049
Income (loss) before income taxes	79,005	(5,808)	2,038	75,235
Income tax expense (benefit)	19,966	(7,244)	643	13,365
Segment profit	59,039	1,436	1,395	61,870
Total assets	4,921,550	2,794,930	203,408	7,919,888

Nine months ended September 30, 2005
Net interest income	$194,998	$(18,878)	$(10,576)	$165,544
Provision for loan losses	17,091	9	—	17,100
Noninterest income	56,275	6,668	51,293	114,236
Noninterest expense	155,616	2,447	34,196	192,259
Income (loss) before income taxes and discontinued operations	78,566	(14,666)	6,521	70,421
Income tax expense (benefit)	20,882	(11,692)	2,102	11,292
Loss from discontinued operations, net of income tax expense	—	—	(14,825)	(14,825)
Segment profit (loss)	57,684	(2,974)	(10,406)	44,304
Total assets	5,371,185	2,948,865	215,241	8,535,291

NOTE 20 — SUBSEQUENT EVENT
On October 21, 2006, the Company entered into an agreement and plan of merger with St. Joseph Capital Corporation (“St. Joseph”), a banking franchise headquartered in Mishawaka, Indiana, with approximately $500 million in assets. Pursuant to the merger agreement, the shareholders of St. Joseph will be entitled to receive $40.00 in cash for every share of St. Joseph stock in an all-cash transaction valued at approximately $75.6 million. The merger is subject to customary closing conditions, including regulatory approval and the approval of St. Joseph’s shareholders, and is expected to close in the first quarter of 2007. The Company believes the purchase of St. Joseph is a natural extension of its Indiana franchise and is consistent with Old National’s growth market expansion strategy. This acquisition will serve as a platform for future expansion into northern Indiana.
PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three and nine months ended September 30, 2006 and 2005, and financial condition as of September 30, 2006, compared to September 30, 2005, and December 31, 2005. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Management continues to look for ways to optimize Old National’s return on assets. Several initiatives were implemented subsequent to quarter-end. Consistent with management’s growth market expansion strategy, management announced the agreement and plan of merger with St. Joseph Capital Corporation. Management believes this acquisition will serve as a platform for future expansion in northern Indiana. Also, consistent with the growth market expansion strategy, management identified seven branches with low growth potential. The Company plans to consolidate these branches during the first quarter of 2007, transferring their assets to other Old National branches within close proximity.
In management’s on-going efforts to improve the margin, a letter of intent was executed during the quarter to sell and leaseback three office buildings in downtown Evansville. Reducing these non-earning assets will allow Old National to pay down long-term funding as it comes due. Management believes that margin and earnings should improve as a result of the transaction.
Credit quality remains solid. Nonperforming loans totaled 0.95% of total loans at September 30, 2006, down from 1.13% at December 31, 2005. The allowance for loan losses equaled 1.51% of total loans at September 30, 2006, compared to 1.60% at December 31, 2005. Net charge-offs were 0.39% of average loans in the third quarter of 2006 compared to 0.33% in the second quarter of 2006. This increase is attributable to the bulk loan sale in the third quarter which accelerated write-downs into the current quarter.
Loan and deposit growth remains challenging. Net loans at September 30, 2006 decreased 3.5% compared to December 31, 2005. The September 30, 2006 loan balance reflects a $27.9 million decrease related to the sale of the O’Fallon, Illinois financial center during the first quarter of 2006 and the bulk sale of $28.8 million of loans during the third quarter. The Company continues to expand in Indianapolis and Louisville, markets which have stronger economic growth than other markets in which Old National operates. A new branch was opened in Louisville during the second quarter, and the Company opened two new branches in Indianapolis during the third quarter. Year-over-year, deposits have increased $27.7 million in Louisville and $32.2 million in Indianapolis. However, company-wide, deposits at September 30, 2006 remained lower than December 31, 2005 levels. The September 30, 2006 balance reflects a $22.2 million decrease in deposits associated with the divestiture of the O’Fallon, Illinois financial center in the first quarter of 2006. The Company continues to focus on its initiatives to grow low cost deposits which include (1) a heightened focus on small business and corporate cash management, (2) properly aligning incentive plans, (3) the creation of a referral program, and (4) a new direct mail program. In addition, Old National has changed its pricing policy on money market accounts and remains committed to disciplined pricing of commercial loans
Net income of $21.0 million for the three months ended September 30, 2006, increased 367.7%, from the $4.5 million recorded for the three months ended September 30, 2005. On a diluted per share basis, net income was $0.32 for the three months ended September 30, 2006, compared to $0.07 for the three months ended September 30, 2005. Included in net income for the third quarter of 2005 is $ 4.2 million of expense, net of tax, associated with the restatement of financial statements due to an error in the Company’s interpretation of SFAS No. 133 resulting in the disallowance of hedge accounting treatment for certain derivatives, and a loss from discontinued operations of $14.4 million, net of tax. Old National reported net income of $61.9 million for the nine months ended September 30, 2006, an increase of $17.6 million, or 39.6%, from the $44.3 million recorded for the nine months ended September 30, 2005. On a diluted per share basis, net income was $0.93 for the nine months ended September 30, 2006, compared to $0.65 for the nine months ended September 30, 2005. Included in net income for the nine months ended September 30, 2006 is a $1.9 million gain, net of tax, on the sale of the O’Fallon financial center. Included in net income during the nine months of 2005 is $4.6 million of expense, net of tax, associated with the restatement of financial statements due to an error in the Company’s interpretation of SFAS No. 133 resulting in the disallowance of hedge accounting treatment for certain derivatives and a loss from discontinued operations of $14.8 million, net of tax. See Old National’s Form 8-K filed January 31, 2006, for additional information related to the restatement.
Calculated based on net income, Old National’s return on average assets for the third quarter of 2006 was 1.04% and return on shareholders’ equity was 13.40%, compared to 0.21% and 2.66%, respectively, for the three months ended September 30, 2005. Based on net income, Old National’s return on average assets for the nine months ended September 30, 2006, was 1.00% and return on shareholders’ equity was 12.96%, compared to 0.68% and 8.54%, respectively, for the nine months ended September 30, 2005.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2006	2005	Change	2006	2005	Change

Income Statement Summary:
Net interest income	$52,308	$55,666	(6.0)%	$161,045	$165,544	(2.7)%
Provision for loan losses	—	6,000	(100.0)	7,000	17,100	(59.1)
Noninterest income	36,563	34,460	6.1	116,239	114,236	1.8
Noninterest expense	62,872	62,002	1.4	195,049	192,259	1.5
Other Data:
Return on average equity	13.40%	2.66%		12.96%	8.54%
Efficiency ratio	67.13	65.02		66.70	64.93
Tier 1 leverage ratio	7.92	7.57		7.92	7.57
Net charge-offs to average loans	0.39	0.41		0.39	0.57

Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 58% of revenues at September 30, 2006. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.

Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.8 million and $5.2 million for the three months ended September 30, 2006 and 2005, respectively. Taxable equivalent adjustments for the nine months ended September 30, 2006 and 2005, were $15.2 million and $16.3 million, respectively.
Taxable equivalent net interest income was $57.1 million and $176.2 million for the three and nine months ended September 30, 2006, respectively, down from the $60.9 million and $181.9 million reported for the three and nine months ended September 30, 2005. The reduction in net interest income is primarily a result of the lower average earning assets. The net interest margin was 3.15% and 3.17% for the three and nine months ended September 30, 2006, compared to 3.16% and 3.09% reported for the three and nine months ended September 30, 2005. The increase in net interest margin for the nine months ended September 30, 2006 is primarily due to the disallowance of hedge accounting treatment for certain derivatives during 2005 combined with the change in the mix of interest earning assets and interest-bearing liabilities.
Average earning assets were $7.262 billion for the three months ended September 30, 2006, compared to $7.714 billion for the three months ended September 30, 2005, a decrease of 5.9%, or $452.0 million. Average earning assets were $7.413 billion for the nine months ended September 30, 2006, compared to $7.838 billion for the nine months ended September 30, 2005, a decrease of 5.4%, or $425.1 million. Significantly affecting average earning assets at September 30, 2006 compared to September 30, 2005, was Management’s decision to reduce the investment portfolio and the sale of $142.1 million of loans associated with the divestitures of the Clarksville, Tennessee and O’Fallon, Illinois financial centers. During the third quarter of 2006, the Company sold investment securities of $273.1 million and $28.8 million of commercial and commercial real estate loans. In addition, Old National experienced a large amount of line pay-downs in the fourth quarter of 2005. Year over year, commercial and consumer loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Also affecting margin were decreases in borrowed funding due to the early termination of a high cost, $50 million Federal Home Loan Bank advance in December of 2005, the exercise of a call option on $20 million of high cost brokered certificates of deposit and the maturity of a $25 million Federal Home Loan Bank advance in the first quarter of 2006, and the maturity of $50 million of senior unsecured bank notes in the second quarter of 2006. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
Provision for Loan Losses
There was no provision for loan losses during the three months ended September 30, 2006, with a $7.0 million provision for loan losses year-to-date. The 2006 provision compares to $6.0 million and $17.1 million for the three and nine months ended September 30, 2005, respectively. The lower provision in 2006 is attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans, an improvement in total criticized and classified loans over the past twelve months and enhanced credit administration and underwriting functions that began in 2004. Also considered were the changes in migration loss rates during the quarter and the loan sales and their effect on reducing outstanding loan balances across several lower quality asset rating categories.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment products and insurance. Noninterest income for the three months ended September 30, 2006, was $36.6 million, an increase of $2.1 million, or 6.1% from the $34.5 million reported for the three months ended September 30, 2005. For the nine months ended September 30, 2006, noninterest income was $116.2 million, an increase of $2.0 million, or 1.8%, from the $114.2 million reported for the nine months ended September 30, 2005. The increase in the three-month comparison is primarily due to a $4.6 million fluctuation in the market value of derivatives which was partially offset by a $1.9 million decrease in service charges on deposit accounts. During the three-months ended September 30, 2005, the restatement required that net cash settlements and fair value adjustments related to derivative instruments associated with certain brokered certificates of deposit and junior subordinated debt be reported as noninterest income. See Old National’s Form 8-K filed January 31, 2006, for additional information related to the restatement. The increase in the nine-month comparison is primarily due to $3.0 million gain from the sale of the O’Fallon, Illinois financial center in the first quarter and the $2.6 million increase in insurance premiums and commissions, which were partially offset by a $4.5 million decrease in service charges on deposit accounts.
Service charges on deposit accounts were $10.6 million and $31.2 million for the three and nine months ended September 30, 2006, compared to $12.5 million and $35.7 million for the three and nine months ended September 30, 2005. The decrease in 2006 is primarily the result of a decrease in the volume of overdraft service charges and the sale of the Clarksville, Tennessee and O’Fallon, Illinois financial centers.
Mortgage banking revenue was $1.0 million and $2.8 million for the three and nine months ended September 30, 2006, compared to $1.8 million and $4.4 million for the three and nine months ended September 30, 2005. A decrease in loan production was the primary reason for the decrease.
Primarily as a result of the acquisition of J.W.F. Insurance Companies in the second quarter of 2005, insurance premiums and commissions increased to $8.8 million and $29.2 million for the three and nine months ended September 30, 2006, compared to $8.5 million and $26.6 million for the three and nine months ended September 30, 2005, a 3.5% and 9.7% increase, respectively.
Included in other income in 2006 is a $1.0 million increase in fees for other risk management services from the J.W.F. Insurance Companies. Other income as of September 30, 2005 included five months of revenue from J.W.F. Insurance Companies, which was acquired on May 1, 2005.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2006, totaled $62.9 million, an increase of $0.9 million, or 1.4%, from the $62.0 million recorded for the three months ended September 30, 2005. For the nine months ended September 30, 2006, noninterest expense was $195.0 million, an increase of $2.8 million, or 1.5%, from the $192.3 million recorded for the nine months ended September 30, 2005.
Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2006, salaries and benefits were $36.8 million compared to $35.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, salaries and benefits amounted to $115.8 million compared to $113.6 million for the nine months ended September 30, 2005. The $0.9 million increase in the three-month comparison is primarily the result of an increase in incentive-based compensation during 2006 compared to 2005. The $2.2 million increase in salaries and benefits for the nine months ended September 30, 2006, is primarily a result of the $2.9 million increase in personnel expense associated with the acquisition of J.W.F. Insurance Companies, partially offset by the reversal of expense associated with certain performance-based restricted stock units.
Marketing expense totaled $2.7 million for the three months ended September 30, 2006, compared to $1.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, marketing expense totaled $7.6 million compared to $6.1 million for the nine months ended September 30, 2005. The increase in marketing expense was primarily attributable to costs associated with the Company’s “Unbeatable Checking” advertising campaign and public relations.
All other components of noninterest expense totaled $23.3 million for the three months ended September 30, 2006, compared to $24.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, all other components of noninterest expense totaled $71.7 million and $72.6 million, respectively. Included in the totals for 2005 is a $4.6 million reduction in expense associated with lowering the reserve for unfunded commitments.
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

The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 19.2% for the three months ended September 30, 2006, compared to 14.7% in the three months ended September 30, 2005. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 17.8% for the nine months ended September 30, 2006, compared to 16.0% in the nine months ended September 30, 2005. The increased effective tax rate in 2006 resulted from a lower percentage of tax-exempt income to total income than in 2005.
FINANCIAL CONDITION
Overview
Old National’s assets at September 30, 2006, were $7.920 billion, a 7.2% decrease compared to September 30, 2005 assets of $8.535 billion, and a decrease of 6.7% compared to December 31, 2005 assets of $8.492 billion. The lower level of earning assets and planned reduction of the investment portfolio has reduced the Company’s reliance on wholesale funding. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
Earning Assets
Old National’s earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $7.094 billion at September 30, 2006, a decrease of 7.9% from September 30, 2005, and an annualized decrease of 9.1% since December 31, 2005. Investment securities have decreased over the past twelve months as Old National has reduced its investment portfolio in response to the flattening of the yield curve and the desire to reduce its sensitivity to rising interest rates. In the third quarter of 2006, Old National sold $273.1 million of investment securities. At September 30, 2006, total loans, including loans held for sale, decreased $426.3 million compared to September 30, 2005, and decreased $205.5 million compared to December 31, 2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $114.3 million of loans. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $27.9 million of loans. In the third quarter of 2006, $28.8 million of loans were sold.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. At September 30, 2006, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. As of September 30, 2006, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At September 30, 2006, the investment securities portfolio was $2.276 billion compared to $2.526 billion at September 30, 2005, a decrease of $249.7 million or 9.9%. Investment securities decreased $240.6 million at September 30, 2006, compared to December 31, 2005, an annualized decrease of 12.7%. Investment securities represented 32.1% of earning assets at September 30, 2006, compared to 32.8% at September 30, 2005, and 33.1% at December 31, 2005. In the third quarter of 2006, Old National sold $273.1 million of investment securities. Old National has reduced the size of the investment portfolio during the past twelve months to reduce its sensitivity to rising interest rates.
The investment securities available-for-sale portfolio had net unrealized losses of $32.9 million at September 30, 2006, an increase of $26.3 million compared to net unrealized losses of $6.5 million at September 30, 2005, and a decrease of $2.1 million compared to net unrealized losses of $35.0 million at December 31, 2005. These changes were primarily the result of higher market interest rates and the change in the portfolio of securities available-for-sale at September 30, 2006.
The investment portfolio had an average duration of 3.12 years at September 30, 2006, compared to 3.31 years at September 30, 2005, and 3.42 years at December 31, 2005. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.05% for the three months ended September 30, 2006, compared to 4.70% for the three months ended September 30, 2005, and 4.79% for the three months ended December 31, 2005. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.01%, 4.57% and 4.62% for the nine months ended September 30, 2006 and 2005, and for the year ended December 31, 2005, respectively. Federal Home Loan Bank stock decreased $7.3 million from the December 31, 2005 balance of $49.6 million to $42.3 million at September 30, 2006. This decrease is primarily the result of the Federal Home Loan Banks’ decision to repurchase excess stock during the third quarter of 2006.
Residential Loans Held for Sale
Residential loans held for sale were $15.9 million at September 30, 2006, compared to $49.5 million at September 30, 2005, and compared to $43.8 million at December 31, 2005. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet can vary depending on the timing of originations and loan sales to the secondary market. The decrease in residential loans held for sale from December 31, 2005, is primarily attributable to the bulk sale of approximately $12.1 million of loans during the first quarter of 2006, lower loan production in 2006, and the timing of loan sales to the secondary market. Prior to September 30, 2005, these loans were sold with loan servicing retained. In the fourth quarter of 2005, in an effort to reduce the overall volatility in the Company’s earnings stream, Old National started selling loans with servicing released.
Commercial and Consumer Loans
Commercial and consumer loans are the largest classification within the earning assets of Old National representing 59.5% of earning assets at September 30, 2006, an increase from 59.2% at September 30, 2005, and an increase from 57.2% at December 31, 2005. At September 30, 2006, commercial and commercial real estate loans were $3.005 billion, a decrease of $258.6 million since September 30, 2005, and a decrease of $83.2 million since December 31, 2005. In the fourth quarter of 2005, the Clarksville, Tennessee financial centers were sold, which included $105.7 million of commercial and consumer loans. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $27.7 million of commercial and consumer loans. In the third quarter of 2006, $28.8 million of commercial and commercial real estate loans were sold.
At September 30, 2006, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $78.4 million or 6.0% compared to September 30, 2005, and decreased $42.5 million or, annualized, 4.5% since December 31, 2005.
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
At September 30, 2006, residential real estate loans were $492.1 million, a decrease of $55.6 million, or 10.2%, from September 30, 2005. The sale of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 included $8.5 million of residential real estate loans while the sale of the O’Fallon, Illinois financial center during the first quarter of 2006 included $0.2 million of residential real estate loans. In addition, $14.3 million loans were transferred to residential loans held for sale during the fourth quarter of 2005.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.158 billion at September 30, 2006, a decrease of 7.7% from $7.758 billion at September 30, 2005, and an annualized decrease of 9.8% from $7.723 billion at December 31, 2005. Included in total funding were deposits of $6.084 billion at September 30, 2006, a decrease of $289.5 million, or 4.5%, compared to September 30, 2005, and an annualized decrease of 7.9% compared to December 31, 2005. The decrease in deposits is primarily the result of the assignment of $172.7 million of deposits associated with the divestiture of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 and $22.2 million of deposits associated with the divestiture of the O’Fallon, Illinois financial center in the first quarter of 2006.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At September 30, 2006, wholesale borrowings, including short-term borrowings and other borrowings, decreased 22.5% from September 30, 2005 and decreased 19.5%, annualized, from December 31, 2005, respectively. Wholesale borrowings as a percentage of total funding was 15.0% at September 30, 2006, compared to 17.9% at September 30, 2005, and 16.3% at December 31, 2005. The lower level of earning assets and a planned reduction of the investment portfolio during 2005 and 2006 has reduced the Company’s reliance on wholesale funding since 2005.
Capital
Shareholders’ equity totaled $642.8 million at September 30, 2006, compared to $669.1 million at September 30, 2005, and $649.9 million at December 31, 2005.
Old National paid cash dividends of $0.21 and $0.63 per share for the three and nine months ended September 30, 2006, which decreased equity by $41.8 million, compared to cash dividends of $0.19 and $0.57 per share for the three and nine months ended September 30, 2005, which decreased equity by $38.9 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $29.4 million during the nine months ended September 30, 2006, compared to $54.9 million during the nine months ended September 30, 2005. The change in unrealized losses on investment securities increased equity by $1.3 million during the nine months ended September 30, 2006, and decreased equity by $8.8 million during the nine months ended September 30, 2005. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $1.0 million during the nine months ended September 30, 2006, compared to $4.9 million during the nine months ended September 30, 2005. Additionally, stock issued for acquisitions increased shareholders’ equity by $18.5 million in the nine months ended September 30, 2005.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2006	2005	2005

Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.92%	7.57%	7.67%
Tier 1 capital to risk-adjusted total assets	4.00	11.01	10.36	10.64
Total capital to risk-adjusted total assets	8.00	14.89	14.05	14.40
Shareholders’ equity to assets	N/A	8.12	7.84	7.65

RISK MANAGEMENT
Overview
Old National management, with the oversight of the Board of Directors, has in place company-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks facing Old National: credit, market, and liquidity.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Old National’s primary credit risk results from the Company’s lending activities.
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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at September 30, 2006, the Company had no concentration of loans in any single industry exceeding

10% of its total loan portfolio and had no exposure to foreign borrowers or lesser-developed countries. Three measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings and Crop Farming did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Management is working to bring these loan commitments back within internal policy guidelines. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens.
Summary of under-performing , criticized and classified loans:

	September 30,		December 31,
(dollars in thousands)	2006	2005	2005

Nonaccrual loans	$44,868	$58,820	$55,589
Renegotiated loans	74	—	—
Past due loans (90 days or more and still accruing)	3,081	1,919	1,835
Foreclosed properties	4,042	3,406	3,605

Total under-performing assets	$52,065	$64,145	$61,029

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$127,795	$145,884	$136,597
Criticized loans	119,186	102,855	83,213

Total criticized and classified loans	$246,981	$248,739	$219,810

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	0.95%	1.14%	1.13%
Under-performing assets/total loans and foreclosed properties (1)	1.10	1.24	1.24
Under-performing assets/total assets	0.66	0.75	0.72
Allowance for loan losses/under-performing assets	137.58	126.83	129.20

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $4.7 million for the three months ended September 30, 2006, a decrease of $0.6 million from the three months ended September 30, 2005. Net charge-offs for the nine months ended September 30, 2006, totaled $14.2 million compared to $21.5 million for the nine months ended September 30, 2005. Annualized, net charge-offs to average loans were 0.39% for both the three and nine months ended September 30, 2006, as compared to 0.41% and 0.57% for the three and nine months ended September 30, 2005.
Under-performing assets totaled $52.1 million at September 30, 2006, a decrease of $12.0 million compared to $64.1 million at September 30, 2005, and a decrease of $8.9 million compared to $61.0 million at December 31, 2005. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2006, were 1.10%, a decrease from the September 30, 2005 ratio of 1.24% and a reduction from the December 31, 2005 ratio of 1.24%. Nonaccrual loans were $44.9 million at September 30, 2006, compared to $58.8 million at September 30, 2005, and $55.6 million at December 31, 2005. Management will continue its efforts to reduce the level of under-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Total classified and criticized loans were $247.0 million at September 30, 2006, a decrease of $1.8 million from September 30, 2005, and a increase of $27.2 million from December 31, 2005.
Allowance for Loan Losses and Reserve for Unfunded Commitments
The Company maintains an allowance which provides for the risk of credit losses inherent in the credit extension process. The allowance is increased and decreased through the provisioning process. At September 30, 2006, the allowance for loan losses was $71.6 million, a decrease of $9.8 million compared to $81.4 million at September 30, 2005, and a decrease of $7.2 million compared to $78.8 million at December 31, 2005. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.51% at September 30, 2006, from 1.58% at

September 30, 2005, and decreased from 1.60% at December 31, 2005. For the three months ended September 30, 2006, no provision for loan losses was recorded, a decrease of $6.0 million from the three months ended September 30, 2005. The provision for the nine months ended September 30, 2006, amounted to $7.0 million compared to $17.1 million for the nine months ended September 30, 2005. Reductions in nonperforming loans during 2005 and the first nine months of 2006 were significant factors in the decrease of the allowance for loan losses. Another factor was the bulk sale of $20.4 million of nonaccrual and substandard commercial and commercial real estate loans during the third quarter of 2006.
In accordance with generally accepted accounting principles, the amount of the allowance for unfunded loan commitments is classified as a liability account on the balance sheet. The allowance for unfunded loan commitments was unchanged during the first nine months of 2006.
Market Risk
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to September 30, 2006 and 2005 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% — 15.00%	6.50% — 8.50%	3.00% — 4.00%	3.00% — 4.00%	6.50% — 8.50%	12.00% — 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

9/30/2006	-3.09%	-0.25%	0.59%	-1.50%	-3.33%	-5.48%
9/30/2005	n/a	1.45%	1.55%	-2.70%	-6.41%	-10.28%
Net Interest Income — 24 Month Cumulative Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% — 12.50%	5.00% — 7.00%	2.25% — 3.25%	2.25% — 3.25%	5.00% — 7.00%	10.00% — 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

9/30/2006	-5.69%	-1.72%	0.08%	-1.21%	-3.01%	-5.14%
9/30/2005	n/a	-0.79%	0.76%	-2.21%	-5.75%	-9.66%
Economic Value of Equity Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% — 30.00%	12.00% — 17.00%	5.00% — 7.50%	5.00% — 7.50%	12.00% — 17.00%	22.00% — 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

9/30/2006	-24.37%	-11.78%	-3.54%	-0.29%	-2.47%	-5.20%
9/30/2005	n/a	-15.19%	-4.60%	0.20%	-2.17%	-5.27%
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
At September 30, 2006, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
At September 30, 2006, modeling indicated Old National was within the yellow zone for the down 300bp Economic Value of Equity Scenario. Management will continue to closely monitor this scenario. All other Economic Value of Equity Scenarios fell within the green zone, which is considered a normal and acceptable interest rate risk level.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $22.8 million at September 30, 2006, compared to an estimated fair value loss of $31.3 million at December 31, 2005. The improvement is related to decreases in medium and long-term interest rates and the resulting increase in market value of the receive fixed interest rate swaps. In addition, the notional amount of derivatives decreased by $3.2 million. See Note 16 to the consolidated financial statements for additional information.

Liquidity Risk
Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The Funds Management Committee of the Board of Directors establishes liquidity risk guidelines and, along with the Balance Sheet Management Committee, monitors liquidity risk. The objective of liquidity management is to ensure Old National has the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. The Company maintains strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements.
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Services and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of September 30, 2006. Fitch Rating Services issued a negative outlook in conjunction with their ratings as of September 30, 2006. The senior debt ratings of Old National Bancorp and Old National Bank at September 30, 2006, are shown in the following table:
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term

Old National Bancorp	BBB	A2	Baa1	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A3	P-2	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of September 30, 2006, Old National Bank had the capacity to borrow $781.4 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well. In addition, at September 30, 2006, Old National had $660 million available for issuance under a $1 billion global bank note program for senior and subordinated debt.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. In addition, at September 30, 2006, Old National Bancorp has $700 million available under a $750.0 million global shelf registration for the issuance of a variety of securities including debt, common and preferred stock, depository shares, units and warrants of Old National. At September 30, 2006, the parent company’s other borrowings outstanding was $253.7 million, compared with $255.0 million at September 30, 2005. The $1.3 million decrease in other borrowings from September 30, 2005 to September 30, 2006 was primarily attributable to the restatement in 2005 resulting in the elimination of fair value adjustments on the junior subordinated debt and a decline in derivative market values. Old National Bancorp, the parent company, has $5.0 million of debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At September 30, 2006, prior regulatory approval was not required for Old National’s affiliate bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s critical accounting policies involving the more significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements as of September 30, 2006 remain unchanged from December 31, 2005. These policies relate to the accounting for the allowance for loan losses, goodwill and other intangible assets, and derivative financial instruments. Disclosure on these critical accounting policies is incorporated by reference under Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Liquidity Risk.
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
NONE.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
07/01/06 - 07/31/06	93,500	$19.21	93,500	4,588,421
08/01/06 - 08/31/06	33,600	19.05	33,600	4,554,821
09/01/06 - 09/30/06	—	—	—	4,554,821

Quarter-to-date 09/30/06	127,100	$19.17	127,100	4,554,821

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE
ITEM 5. OTHER INFORMATION
NONE

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006).

2.2	Voting Agreement dated as of October 21, 2006, between Old National Bancorp and certain directors of St. Joseph Capital Corporation identified therein. (incorporated by reference to Exhibit 2.2 of Old National’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 23, 2006).

3.1	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	By-Laws of Old National, amended and restated effective July 27, 2006 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 31, 2006).

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

Exhibit No.	Description

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

10.10	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.11	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.12	Release and Separation Agreement between Old National and Michael R. Hinton (incorporated by reference to Exhibit 10.12 of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

10.13	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.14	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

10.15	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.16	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.17	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

10.18	Form of Executive Stock Option Award Agreement between Old National and certain key associates

Exhibit No.	Description

(incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.19	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.20	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.21	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.22	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP
(Registrant)

By:	/s/ Christopher A. Wolking

Christopher A. Wolking
Executive Vice President and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

Date: November 8, 2006