Form 10-K
period 2006-12-31
OLD NATIONAL BANCORP /IN/
filed 2007-03-01
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer ☑                     Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2006, was $1,279,336,071 (based on the closing price on that date of $19.97). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2006, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the Registrant’s common stock, as of January 31, 2007, was 66,503,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2006 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2006 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National Bancorp (“Old National” or “the Company”) from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.” Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in any forward-looking statement. Uncertainties which could affect Old National’s future performance include those that are discussed in Item 1A, “Risk Factors”. Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.

PART I
ITEM 1. BUSINESS
GENERAL
Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Old National, through its wholly owned banking subsidiary, provides a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through its non-bank affiliates, Old National provides services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2006, Old National employed 2,568 full-time equivalent associates.
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
As of December 31, 2006, Old National Bank operated 120 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes the Indiana Old National Insurance Company (“IONIC”) and Central Life Insurance Company, which reinsure credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.
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
Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.
Additional information about Old National’s business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 to the consolidated financial statements.
MARKET AREA
Old National Bancorp owns the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, the company has continued to grow its footprint in Indiana and Kentucky with continued expansion in the attractive Louisville, Indianapolis and Lafayette markets. In February 2007, Old National expanded into Northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana.

The following table reflects the market locations where Old National has a significant share of the deposit market.
Old National Deposit Market Share and Number of Branch Locations
Deposits as of June 30, 2006

	Number of	Deposit Market
Market Location	Branches	Share Rank

Evansville, Indiana	15	1st
Muncie, Indiana	7	3rd
Bloomington, Indiana	4	3rd
Terre Haute, Indiana	6	2nd
Danville, Illinois	3	1st
Mishawaka, Indiana *	1	2nd

Source: FDIC
*	The Mishawaka branch as of June 30, 2006 was owned and operated by St. Joseph Capital Bank, which Old National acquired in February 2007.
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
Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, Old National’s principal executive officer and principal financial officer are required to certify that Old National’s quarterly and annual reports do not contain any untrue statements of a material fact. The rules also require that these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Old National’s internal controls; they have made certain disclosures to auditors and the Audit Committee of the Board of Directors about internal controls; and they have included information in Old National’s quarterly and annual reports about their evaluation and whether there have been significant changes in Old National’s internal controls or in other factors that could significantly affect internal controls subject to the evaluation. Old National filed the Section 302(a) certifications with the SEC and the Listed Company Manual Section 303A.12(a) CEO certification with the New York Stock Exchange for the prior year. Old National’s current year’s Sarbanes-Oxley Section 302 certification is filed as an exhibit to this Form 10-K.
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s affiliate bank met all risk-based capital requirements of the FDIC and OCC as of December 31, 2006. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2006, see Note 20 to the consolidated financial statements.
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
AVAILABLE INFORMATION
All reports filed electronically by Old National Bancorp with the Securities and Exchange Commission (“SEC”), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost on Old National’s web site at www.oldnational.com. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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

We face risks with respect to future expansion.
We may acquire other financial institutions or parts of those institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of expenses and risks, including:
     • the time and costs associated with identifying potential new markets, as well as acquisition and merger targets;
     • the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;
     • the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
     • our ability to finance an acquisition and possible dilution to our existing shareholders;
     • the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;
     • entry into new markets where we lack experience;
     • the introduction of new products and services into our business;
     • the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
     • the risk of loss of key employees and customers.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.
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
Old National makes various assumptions and judgments about the collectibility of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans. Despite Old National’s underwriting and monitoring practices, Old National’s borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results. Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses. Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands its commercial real estate and commercial lending. In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs. Material additions to Old National’s allowance would materially decrease Old National’s net income. There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.
If Old National forecloses on collateral property, Old National may be subject to the increased costs associated with the ownership of real property, resulting in reduced revenues.
Old National may have to foreclose on collateral property to protect Old National’s investment and may thereafter own and operate such property, in which case Old National will be exposed to the risks inherent in the ownership of real estate. The amount that Old National, as a mortgagee, may realize after a default is dependent upon factors outside of Old National’s control, including, but not limited to: (i) general or local economic conditions; (ii) neighborhood values; (iii) interest rates; (iv) real estate tax rates; (v) operating expenses of the mortgaged properties; (vi) environmental remediation liabilities; (vii) ability to obtain and maintain adequate occupancy of the properties; (viii) zoning laws; (ix) governmental rules, regulations and fiscal policies; and (x) acts of God. Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance, and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the income earned from such property, and Old National may have to advance funds in order to protect Old National’s investment, or Old National may be required to dispose of the real property at a loss. The foregoing expenditures and costs could adversely affect Old National’s ability to generate revenues, resulting in reduced levels of profitability.
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
Old National’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, the Old National’s earnings. Because Old National has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas which include Indiana, Kentucky and Illinois could have an adverse impact on Old National’s earnings.
Changes in interest rates could adversely affect Old National’s results of operations and financial condition.
Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, Old National will have competitive pressures to increase the rates Old National pays on deposits, which could result in a decrease of Old National’s net interest income.
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
Risks Related to Old National’s Stock
Old National’s charter documents and federal regulations may inhibit a takeover, prevent a transaction that may favor or otherwise limit Old National’s growth opportunities, which could cause the market price of Old National’s common stock to decline.

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
General market price declines or market volatility in the future could adversely affect the price of Old National’s common stock. The following factors may cause the market price for shares of Old National’s common stock to fluctuate:
•	announcements of developments related to Old National’s business;

•	fluctuations in Old National’s results of operations;

•	sales or purchases of substantial amounts of Old National’s securities in the marketplace;

•	general conditions in Old National’s banking niche or the worldwide economy;

•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	Old National’s announcement of new acquisitions or other projects.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party landlord. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition to the executive offices, three other office buildings are located in Evansville, Indiana, of which two are leased from unaffiliated third party landlords with similar terms to those of the executive office building lease and one is owned. The unaffiliated third party landlords bought these three Evansville buildings from the Company and its subsidiaries in December 2006. See Note 18 to the consolidated financial statements.
As of December 31, 2006, Old National and its affiliates operated a total of 120 banking centers, loan production or other financial services offices, primarily in the States of Indiana, Illinois and Kentucky. Of these facilities, 93 were owned and 27 were leased from unaffiliated third parties.
ITEM 3. LEGAL PROCEEDINGS
Old National has no material pending legal proceedings required to be disclosed under Item 3.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low sales prices as reported by the NYSE, share volume and dividend data for 2006 and 2005:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared

2006
First Quarter	$21.90	$20.18	10,425,500	$0.21
Second Quarter	21.38	18.79	13,102,200	0.21
Third Quarter	19.78	18.38	12,598,300	0.21
Fourth Quarter	19.45	18.27	10,703,400	0.21

2005
First Quarter	$25.10	$19.73	8,622,900	$0.19
Second Quarter	21.73	18.55	7,248,100	0.19
Third Quarter	22.94	20.74	7,118,800	0.19
Fourth Quarter	23.24	19.50	8,543,800	0.19

There were 25,672 shareholders of record as of December 31, 2006. Old National declared cash dividends of $0.84 per share during the year ended December 31, 2006, and $0.76 per share during the year ended December 31, 2005. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 20 to the consolidated financial statements for additional information.
The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2006:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

10/01/06 - 10/31/06	—	—	—	4,554,821
11/01/06 - 11/30/06	—	—	—	4,554,821
12/01/06 - 12/31/06	—	—	—	4,554,821

Total	—	—	—	4,554,821

In December 2005, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a three-year period beginning January 1, 2006 and ending December 31, 2008. The Company repurchased 1.4 million shares during 2006, and although authorized, management does not currently intend to repurchase any additional shares in 2007.

EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 1999 Equity Incentive Plan approved by security holders in 1999 as of December 31, 2006.
1999 EQUITY COMPENSATION PLAN

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plan
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,747,181	$20.99	725,117

Equity compensation plans not approved by security holders	—	—	—

Total	5,747,181	$20.99	725,117

Old National has assumed a number of stock options through various mergers. The number of stock options outstanding related to acquisitions at December 31, 2006 was 24,944 with a weighted-average exercise price or $13.01.
The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.
The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2001, in common stock of each of the Company, the Russell 2000 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

							Five-Year
(dollars in thousands,							Growth
except per share data)	2006	2005	2004	2003	2002	2001	Rate

Results of Operations
Net interest income (1)	$232,243	$240,670	$255,652	$280,414	$304,697	$312,620	(5.8)%
Fee and service charge income	147,902	147,836	149,162	140,512	122,972	108,197	6.5
Net securities gains (losses)	1,471	901	2,936	23,556	12,444	4,770	(21.0)
Gain on branch divestitures	3,036	14,597	—	—	12,473	—	N/M
Gain (loss) on derivatives	1,511	(3,436)	10,790	8,874	25,959	—	N/M
Loss on extinguishment of debt	(129)	—	—	—	—	—	N/M

Total revenue (1)	386,034	400,568	418,540	453,356	478,545	425,587	(1.9)

Provision for loan losses	7,000	23,100	22,400	85,000	33,500	28,700	(24.6)
Salaries and other operating expenses	264,561	262,107	309,403	275,801	252,317	245,109	1.5
Merger and restructuring costs	—	—	—	—	—	9,703	N/M
Income taxes (1)	35,100	36,772	26,424	29,504	65,230	49,031	(6.5)

Income from continuing operations	79,373	78,589	60,313	63,051	127,498	93,044	(3.1)
Discontinued operations (after-tax)	—	(14,825)	2,751	2,471	632	—	N/M

Net income	$$79,373	$$63,764	$63,064	$65,522	$$128,130	$$93,044	(3.1)%

Per Share Data (2)
Income from continuing operations (diluted)	$1.20	$1.15	$0.86	$0.90	$1.80	$1.29	(1.4)%
Net income (diluted)	1.20	0.93	0.90	0.93	1.81	1.29	(1.4)
Cash dividends paid	0.84	0.76	0.72	0.69	0.63	0.56	8.4
Book value at year-end	9.66	9.61	10.16	10.31	10.67	9.03	1.4
Stock price at year-end	18.92	21.64	24.63	20.72	20.99	20.77	(1.8)
Balance Sheet Data (at December 31)
Total assets	$8,149,515	$8,492,022	$8,898,304	$9,363,232	$9,612,556	$9,080,473	(2.1)%
Loans (3)	4,716,637	4,937,631	4,987,326	5,586,455	5,769,635	6,132,854	(5.1)
Deposits	6,321,494	6,465,636	6,418,709	6,494,839	6,436,935	6,616,440	(0.9)
Other borrowings	747,545	954,925	1,306,953	1,613,942	1,220,171	1,083,046	(7.1)
Shareholders’ equity	642,369	649,898	704,092	720,880	750,991	639,235	0.1
Performance Ratios
Return on average assets	0.97%	0.74%	0.69%	0.69%	1.38%	1.05%
Return on average shareholders’ equity	12.43	9.31	8.83	8.72	18.43	14.45
Dividend payout	70.02	81.06	79.72	73.82	34.28	43.13
Average equity to average assets	7.81	7.94	7.83	7.86	7.50	7.27
Net interest margin (1)	3.15	3.09	3.08	3.18	3.54	3.77
Efficiency ratio (noninterest expense/revenue) (1)	68.53	65.43	73.92	60.84	52.73	59.87
Net charge-offs to average loans (3)	0.37	0.60	0.61	1.21	0.34	0.45
Allowance for loan losses to ending loans (3)	1.44	1.60	1.72	1.70	1.52	1.21
Other Data
Number of full-time equivalent employees	2,568	2,572
Number of shareholders	25,672	26,446
Number of shares traded (in thousands) (2)	46,829	31,534

(1)	Includes the effect of taxable equivalent adjustments of $19.5 million for 2006, $ 21.5 million for 2005, $ 23.9 million for 2004, $25.1 million for 2003, $25.2 million for 2002, and $21.3 million for 2001, using the federal statutory tax rate in effect of 35% for all periods.

(2)	All share and per share data have been adjusted for stock dividends. Diluted data assumes the exercise of stock options and the vesting of restricted stock.

(3)	Includes residential loans held for sale.

N/M = Not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the fiscal years ended December 31, 2006, 2005 and 2004, and financial condition as of December 31, 2006 and 2005. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
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
CORPORATE DEVELOPMENTS IN FISCAL 2006
Old National continues to focus on its key strategic initiatives: (1) strengthen the risk profile; (2) enhance management discipline; and (3) achieve consistent quality earnings.
Credit quality trends remained favorable in 2006. Nonperforming loans decreased approximately $14 million during the year. Nonperforming loans were 0.88% of total loans at December 31, 2006, down from 1.13% at December 31, 2005. The allowance for loan losses equaled 163% of nonperforming loans at December 31, 2006 compared to 142% at December 31, 2005. Net charge-offs were 0.37% of average loans in 2006 compared to 0.60% in 2005.
The commercial and consumer loan portfolio declined 3.1% year-over-year due to the challenging midwest market environment and the Company’s desire to lower future potential credit risk. Commercial loans increased almost 5% year-over-year, but were offset by declines in commercial and residential real estate. Contributing to this decrease in 2006 was Old National’s sale of its financial center located in O’Fallon, Illinois, selling approximately $27.7 million of commercial and consumer loans and the Company’s bulk sale of primarily commercial real estate loans in the amount of $28.8 million. Core deposit growth was also challenged, decreasing slightly year-over-year. The sale of O’Fallon included the assignment of $22.2 million in deposits.
During the fourth quarter of 2006, Old National sold its three main office buildings in downtown Evansville, but plans to continue operating out of these offices under long-term operating leases. The sale of these non-earning assets has allowed Old National to reduce its long-term borrowings which will positively impact the Company’s margin going forward. Occupancy expense will increase in 2007 and future years as a result of leasing these buildings, negatively effecting the efficiency ratio; however, the overall transaction should be slightly accretive to earnings.
Subsequent to year end, the Company closed on its purchase of St. Joseph Capital Corporation. Management believes this acquisition will serve as a platform for future expansion in northern Indiana. In addition, Old National continues to expand in Indianapolis, Indiana, and Louisville, Kentucky, markets which have stronger economic growth than other markets in which the Company operates.

BUSINESS OUTLOOK
The Company’s near-term challenges include improving its net interest rate margin, increasing loan and deposit growth, and containing expenses. The Company will focus on balance sheet restructuring early in 2007 in an effort to successfully integrate St. Joseph and to improve the margin by eliminating lower-spread business. In addition, the Company has identified seven branches with low growth potential and plans to consolidate these branches during the first quarter of 2007, servicing these assets from other Old National financial centers within close proximity.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the years ended December 31, 2006, 2005, and 2004:

(dollars in thousands)	2006	2005	2004

Income Statement Summary:
Net interest income	$212,717	$219,152	$231,757
Provision for loan losses	7,000	23,100	22,400
Noninterest income	153,791	159,898	162,888
Noninterest expense	264,561	262,107	309,403
Other Data:
Return on average equity	12.43%	9.31%	8.83%
Efficiency ratio	68.53%	65.43%	73.92%
Tier 1 leverage ratio	8.01%	7.67%	7.69%
Net charge-offs to average loans	0.37%	0.60%	0.61%

Comparison of Fiscal Years 2006 and 2005
Net Interest Income
Net interest income was the most significant component of Old National’s earnings, comprising over 60% of 2006 revenues. Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $19.5 million for 2006 and $21.5 million for 2005.
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
Taxable equivalent net interest income was $232.2 million in 2006, a 3.5% decrease from the $240.7 million reported in 2005. The net interest margin was 3.15% for 2006, a six basis point increase compared to the 3.09% reported in 2005. Average earning assets declined by $410.5 million, which consisted of decreased investment securities of $269.5 million and decreased loans of $191.5 million partially offset by an increase in federal funds sold and money market investments of $50.5 million. The yield on average earning assets increased 65 basis points from 5.74% to 6.39%. Average interest-bearing liabilities declined by $385.2 million or 5.5%, which included decreased borrowings of $245.0 million and decreased interest-bearing deposits of $140.2 million. The cost of interest-bearing liabilities increased 66 basis points from 2.95% to 3.61%. Noninterest-bearing deposits declined by $36.9 million.
The increase in interest rates which began during the second half of 2004 and has continued through 2006 has had a notable effect on the volume, mix and yield of average earning assets. The target Federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, began to rise in June 2004 from 1.00% to 5.25% by December 2006. Market-driven interest rates, as evidenced by the five-year United States Treasury Note, increased from 3.36% on January 2, 2004 to 4.70% on December 29, 2006.
Significantly affecting average earning assets during 2005 and 2006 was the sale of $142.1 million of loans associated with the divestitures of the Clarksville, Tennessee financial centers in the fourth quarter of 2005 and the O’Fallon, Illinois financial center in the first quarter of 2006. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in Old National’s markets, more stringent loan underwriting standards, and the sale of $43.1 million of nonaccrual and substandard commercial and commercial real estate loans during the fourth quarter of 2004, $26.7 million during the second quarter of 2005 and $28.8 million in the third quarter of 2006. In addition, Old National experienced a large amount of line pay-downs in the fourth quarter of 2005. During the fourth quarter of 2006, Old National began to experience growth in commercial loans. During 2005 and 2006, the Company continued its strategy to reduce the size of the investment portfolio to reduce leverage and sensitivity to rising interest rates, selling $273.1 million of investment securities during the third quarter of 2006.
Affecting interest-bearing liabilities were decreases in borrowed funding due to the early termination of a high cost, $50 million Federal Home Loan Bank advance in December of 2005, the exercise of a call option on $20 million of high cost brokered certificates of deposit and the maturity of a $25 million Federal Home Loan Bank advance in the first quarter of 2006, and the maturity of $50 million of senior unsecured bank notes in the second quarter of 2006. Deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2006			2005			2004
(tax equivalent basis,	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate

Earning Assets
Federal funds sold and money market investments	$87,594	$4,557	5.20%	$37,102	$1,513	4.08%	$95,094	$1,241	1.31%
Investment securities: (5)
U.S. Treasury & Government- sponsored agencies (1)	1,799,289	81,894	4.55	1,921,042	76,851	4.00	2,062,855	79,777	3.87
States and political subdivisions (3)	408,469	28,306	6.93	536,928	36,965	6.88	638,413	44,164	6.92
Other securities	254,644	13,101	5.14	273,911	12,450	4.55	153,329	6,354	4.14

Total investment securities	2,462,402	123,301	5.01	2,731,881	126,266	4.62	2,854,597	130,295	4.56

Loans: (2)
Commercial (3)	1,592,286	116,571	7.32	1,578,247	100,900	6.39	1,611,132	87,191	5.41
Commercial real estate	1,466,155	106,569	7.27	1,604,202	101,979	6.36	1,767,528	100,674	5.70
Residential real estate (4)	527,876	29,219	5.54	584,724	31,964	5.47	765,537	42,896	5.60
Consumer, net of unearned income	1,236,823	91,022	7.36	1,247,487	84,135	6.74	1,196,490	78,718	6.58

Total loans (4)	4,823,140	343,381	7.12	5,014,660	318,978	6.36	5,340,687	309,479	5.79

Total earning assets	7,373,136	$471,239	6.39%	7,783,643	$446,757	5.74%	8,290,378	$441,015	5.32%

Less: Allowance for loan losses	(76,455)			(82,929)			(97,779)
Non-Earning Assets
Cash and due from banks	165,670			183,995			191,494
Other assets	711,072			741,793			739,403

Total assets	$8,173,423			$8,626,502			$9,123,496

Interest-Bearing Liabilities
NOW deposits	$1,429,757	$27,397	1.92%	$1,754,908	$25,235	1.44%	$1,735,613	$16,306	0.94%
Savings deposits	441,305	5,655	1.28	485,323	4,200	0.87	471,339	2,226	0.47
Money market deposits	886,151	29,437	3.32	694,988	18,836	2.71	586,957	6,428	1.10
Time deposits	2,616,339	110,095	4.21	2,578,535	90,591	3.51	2,824,558	97,304	3.44

Total interest-bearing deposits	5,373,552	172,584	3.21	5,513,754	138,862	2.52	5,618,467	122,264	2.18
Short-term borrowings	402,240	15,995	3.98	388,161	9,629	2.48	406,121	3,890	0.96
Other borrowings	835,583	50,417	6.03	1,094,612	57,596	5.26	1,463,488	59,209	4.05

Total interest-bearing liabilities	6,611,375	$238,996	3.61%	6,996,527	$206,087	2.95%	7,488,076	$185,363	2.48%

Noninterest-Bearing Liabilities
Demand deposits	800,682			837,579			803,074
Other liabilities	123,007			107,139			117,781
Shareholders’ equity	638,359			685,257			714,565

Total liabilities and shareholders’ equity	$8,173,423			$8,626,502			$9,123,496

Interest Margin Recap
Interest income/average earning assets		$471,239	6.39%		$446,757	5.74%		$441,015	5.32%
Interest expense/average earning assets		238,996	3.24		206,087	2.65		185,363	2.24

Net interest income and margin		$232,243	3.15%		$240,670	3.09%		$255,652	3.08%

(1)	Includes U.S. Government-sponsored agency mortgage-backed securities.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received. Includes loan fees of $5.4 million in 2006, $7.5 million in 2005 and $7.1 million in 2004.

(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $9.6 million and $9.9 million, respectively, in 2006; $12.6 million and $8.9 million, respectively, in 2005; and $15.1 million and $8.8 million, respectively, in 2004; using the federal statutory tax rate in effect of 35% for all periods.

(4)	Includes residential loans held for sale.

(5)	Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.
NET INTEREST INCOME — RATE/VOLUME ANALYSIS

	2006 vs. 2005			2005 vs. 2004
(tax equivalent basis,	Total	Attributed to		Total	Attributed to
dollars in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest Income
Federal funds sold and money market investments	$3,044	$2,342	$702	$272	$(1,560)	$1,832
Investment securities (1)	(2,965)	(12,974)	10,009	(4,029)	(5,636)	1,607
Loans (1)	24,403	(12,908)	37,311	9,499	(19,815)	29,314

Total interest income	24,482	(23,540)	48,022	5,742	(27,011)	32,753

Interest Expense
NOW deposits	2,162	(5,452)	7,614	8,929	229	8,700
Savings deposits	1,455	(472)	1,927	1,974	93	1,881
Money market deposits	10,601	5,765	4,836	12,408	2,055	10,353
Time deposits	19,504	1,459	18,045	(6,713)	(8,559)	1,846
Short-term borrowings	6,366	454	5,912	5,739	(308)	6,047
Other borrowings	(7,179)	(14,629)	7,450	(1,613)	(17,166)	15,553

Total interest expense	32,909	(12,875)	45,784	20,724	(23,656)	44,380

Net interest income	$(8,427)	$(10,665)	$2,238	$(14,982)	$(3,355)	$(11,627)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.
(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $9.6 million and $9.9 million, respectively, in 2006; $12.6 million and $8.9 million, respectively, in 2005; and $15.1 million and $8.8 million, respectively, in 2004; using the federal statutory rate in effect of 35% for all periods.
Provision for Loan Losses
The provision for loan losses was $7.0 million in 2006, a significant reduction from the $23.1 million recorded in 2005. The lower provision in 2006 is attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans and enhanced credit administration and underwriting functions that began in 2004. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained relatively constant as a percentage of total revenue at 39.8% in 2006 compared to 39.9% in 2005.
Noninterest income for 2006 was $153.8 million, a decrease of $6.1 million, or 3.8% compared to $159.9 million reported for 2005. This decrease is primarily the result of an $11.6 million decrease in gains on branch divestitures and a $4.9 million decrease in service charges on deposit accounts. These decreases were partially offset by a $6.2 million increase in insurance premiums and commissions and a $4.9 million increase in gain (loss) on derivatives. In 2006, Old National realized $1.5 million of gains on sales of securities in comparison to $0.9 million for 2005.
Service charges on deposit accounts were $42.3 million during 2006 compared to $47.2 million during 2005. The decrease in the volume of overdraft service charges is partly attributable to the sale of the Clarksville, Tennessee and O’Fallon, Illinois financial centers.
Insurance premiums and commissions increased to $41.5 million in 2006 compared to $35.2 million during 2005. The increase was primarily a result of increases in commissions on property and casualty insurance and contingency income. Insurance premiums and commissions related to J.W. Terrill Insurance Agency are not included in these amounts. See Note 2 to the consolidated financial statements for a discussion of discontinued operations and divestitures.

Old National recorded a $3.0 million gain from the sale of the O’Fallon, Illinois financial center in the first quarter of 2006. In the fourth quarter of 2005 Old National recorded a $14.6 million gain from the sale of the Clarksville, Tennessee financial centers.
The following table presents changes in the components of noninterest income for the years ended December 31.
NONINTEREST INCOME

				% Change From
				Prior Year
(dollars in thousands)	2006	2005	2004	2006	2005

Wealth management fees	$19,519	$20,269	$20,390	(3.7)%	(0.6)%
Service charges on deposit accounts	42,291	47,154	48,466	(10.3)	(2.7)
ATM fees	12,077	11,145	9,547	8.4	16.7
Mortgage banking revenue	4,143	4,918	8,491	(15.8)	(42.1)
Insurance premiums and commissions	41,490	35,242	32,766	17.7	7.6
Investment product fees	8,699	8,975	12,025	(3.1)	(25.4)
Bank-owned life insurance	8,558	7,460	7,477	14.7	(0.2)
Other income	11,125	12,673	10,000	(12.2)	26.7

Total fee and service charge income	147,902	147,836	149,162	—	(0.9)
Net securities gains	1,471	901	2,936	63.3	(69.3)
Gain on branch divestitures	3,036	14,597	—	(79.2)	N/M
Gain (loss) on derivatives	1,511	(3,436)	10,790	144.0	(131.8)
Loss on extinguishment of debt	(129)	—	—	N/M	N/M

Total noninterest income	$153,791	$159,898	$162,888	(3.8)%	(1.8)%

Noninterest income to total revenue (1)	39.8%	39.9%	38.9%

(1) Total revenue includes the effect of a taxable equivalent adjustment of $19.5 million in 2006, $21.5 million in 2005 and $23.9 million in
     2004.
Noninterest Expense
Noninterest expense for 2006 totaled $264.6 million, an increase of $2.5 million, or 0.9% from the $262.1 million recorded in 2005. The $9.8 million increase in salaries and employee benefits in 2006 was offset by a $3.2 million decrease in data processing expense and a $5.3 million decrease in donations expense.
Salaries and benefits, the largest component of noninterest expense, totaled $157.6 million in 2006, compared to $147.8 million in 2005, an increase of $9.8 million, or 6.7%. The increase is primarily attributable to $3.3 million of performance based incentive compensation accrued during 2006, compared to no performance based incentive compensation in 2005. Also contributing to the increase is $1.9 million of severance and related benefits expense recorded during 2006. The severance costs relate to senior executives, mortgage employees and consolidated financial centers. Included in salaries and benefits for 2006 is expense related to 26 new employees for branches opened during the year.
Occupancy expense will increase in 2007 and future years compared to 2006 and prior years as a result of the sale by the Company of three office buildings in Evansville, Indiana in December, 2006 and the lease of those buildings back to the Company. Old National Bank is obligated to pay (on a monthly basis) base rent in the aggregate annual amount of $6.6 million to lease those buildings from the landlords through December 31, 2029; no rent is payable for the final two years of the initial 25-year term. For financial reporting purposes, the rent will be expensed ratably over the 25-year term at an annual rate of $6.0 million.
Data processing expense totaled $18.0 million for 2006 compared to $21.2 million for 2005, a decrease of $3.2 million. The decrease in data processing expense was primarily attributable to a decrease in outside mortgage servicing fees, as mortgages are currently being sold with servicing released.
Donations totaled $0.3 million in 2006, a decrease of $5.3 million compared to $5.6 million for 2005. This decrease was primarily attributable to the $5.0 million contribution in 2005 to fund the formation of the Old National Bank Foundation.

The remaining components of noninterest expense totaled $88.7 million for 2006 compared to $87.5 million for 2005. Included in 2006 was a $0.4 million provision for the reserve for unfunded commitments compared to a $5.6 million reduction in the reserve for unfunded commitments in 2005.
The following table presents changes in the components of noninterest expense for the years ended December 31.
NONINTEREST EXPENSE

				% Change From
				Prior Year
(dollars in thousands)	2006	2005	2004	2006	2005

Salaries and employee benefits	$157,622	$147,782	$171,879	6.7%	(14.0)%
Occupancy	19,927	20,352	19,298	(2.1)	5.5
Equipment	12,728	14,415	14,211	(11.7)	1.4
Marketing	10,400	8,323	9,801	25.0	(15.1)
Data processing	17,963	21,209	21,605	(15.3)	(1.8)
Communications	9,156	9,863	10,736	(7.2)	(8.1)
Professional fees	7,602	9,297	25,895	(18.2)	(64.1)
Loan expense	5,696	5,250	6,509	8.5	(19.3)
Supplies	3,413	3,812	3,809	(10.5)	0.1
Other losses	3,703	6,346	6,209	(41.6)	2.2
Donations	319	5,648	742	(94.4)	NM
Other expense	16,032	9,810	18,709	63.4	(47.6)

Total noninterest expense	$264,561	$262,107	$309,403	0.9%	(15.3)%

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
The provision for income taxes on continuing operations, as a percent of pre-tax income, was 16.4% in 2006 compared to 16.3% in 2005. The slight increase in effective tax rate in 2006 resulted from a lower percentage of tax-exempt income to income before income taxes. See Note 11 to the consolidated financial statements for additional details on Old National’s income tax provision.
Comparison of Fiscal Years 2005 and 2004
In 2005, Old National generated net income of $63.8 million and diluted net income per share of $0.93 compared to $63.1 million and $0.90, respectively in 2004. The 2005 earnings included a $14.6 million gain from the sale of the Clarksville, Tennessee branches and a $14.8 million loss from discontinued operations related to the sale of J.W. Terrill Insurance Agency and Fund Evaluation Group. Other factors which positively affected 2005 net income included a $24.1 million decrease in salaries and benefits expense compared to 2004 and a $16.6 million decrease in professional fees expense. Offsetting these increases to net income in 2005 was a $14.2 million decrease in the fair value of derivatives compared to 2004 and a $12.8 million increase in 2005 tax expense compared to 2004.
Taxable equivalent net interest income was $240.7 million in 2005, a 5.9% decrease from the $255.7 million reported in 2004. The net interest margin was 3.09% for 2005, compared to 3.08% reported for 2004. The decline in net interest income was primarily a result of average earning assets declining more than average interest-bearing liabilities during 2005. Average earning assets decreased by $506.7 million in 2005 while average interest-bearing liabilities decreased by $491.5 million in 2005.
The provision for loan losses remained relatively constant for the twelve-month period ended December 31, 2005 compared to the twelve-month period ended December 31, 2004. During 2005, the provision for loan losses amounted to $23.1 million compared to $22.4 million during 2004.

Noninterest income for 2005 was $159.9 million, a decrease of $3.0 million, or 1.8% from the $162.9 million reported for 2004. A $14.6 million gain from the sale of the Clarksville, Tennessee branches during the fourth quarter of 2005 was almost entirely offset by a $14.2 million decrease in gain (loss) on derivatives.
Noninterest expense for 2005 totaled $262.1 million, a decrease of $47.3 million, or 15.3% from the $309.4 million recorded in 2004. This decrease was primarily related to $25.5 million of expense in 2004 associated with the company-wide improvement initiative (“Ascend”), as well as severance expense resulting from management reorganization that were included in expense in 2004. Included in 2005 was a $6.9 million reduction in the reserve for unfunded commitments. Old National’s efficiency ratio decreased to 65.43% in 2005 compared to 73.92% in 2004.
The provision for income taxes on continuing operations was $15.3 million in 2005 compared to $2.5 million in 2004. Old National’s effective tax rate was 16.3% in 2005 and 4.0% in 2004. The increased tax rate in 2005 resulted primarily from a lower percentage of tax-exempt income to income before income taxes.
Old National operates in two operating segments: community banking and treasury. The community banking segment profit was $81.3 million in 2005 compared to $59.8 million in 2004. Included in the 2004 community banking segment is $20.5 million of expense associated with the “Ascend” project and severance benefits related to the reorganization of management. The 2005 treasury segment profit decreased $9.9 million from 2004, primarily as a result of fluctuations in the fair market value of derivative instruments. The “other” segment profit, which aggregates wealth management, investment consulting, insurance, brokerage and investment and annuity sales, included in 2005 a loss from discontinued operations of $14.8 million related to the sales of J.W. Terrill Insurance Agency and the Fund Evaluation Group.
BUSINESS LINE RESULTS
Old National is managed in two primary business segments. The following table summarizes Old National’s business line results for the years ended December 31.
BUSINESS LINE RESULTS

(dollars in thousands)	2006	2005	2004

Community banking	$79,490	$81,316	$59,794
Treasury	945	(6,682)	3,173
Other	(1,062)	(10,870)	97

Consolidated net income	$79,373	$63,764	$63,064

The 2006 community banking segment profit decreased $1.8 million from 2005, primarily as a result of the decrease in earning assets and higher deposit costs in the community banking segment during 2006.
The 2006 treasury segment profit increased $7.6 million from 2005 primarily as a result of fluctuations in the fair market value of derivative instruments.
The 2005 “other” segment profit includes a loss from discontinued operations of $14.8 million related to the sales of J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and the Fund Evaluation Group (“FEG”) in Cincinnati, Ohio.
FINANCIAL CONDITION
Overview
Old National’s total assets at December 31, 2006, were $8.150 billion, a 4.0% decrease from $8.492 billion at December 31, 2005. Earning assets, comprised of investment securities including money market investments, loans, and loans held for sale, were $7.380 billion at December 31, 2006, a decrease of 3.0% from $7.611 billion at December 31, 2005. This reduction in earning assets is primarily due to the Company’s planned reduction of the investment portfolio, resulting in reduced reliance on wholesale funding. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.

Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. However, Old National also has some 15- and 20-year fixed-rate mortgage pass-through securities in its held-to-maturity investment portfolio. At December 31, 2006, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At December 31, 2006, the investment securities portfolio was $2.376 billion compared to $2.516 billion at December 31, 2005, a decrease of 5.6%. Investment securities represented 32.2% of earning assets at December 31, 2006, compared to 33.1% at December 31, 2005. During 2004 and continuing through 2006, Old National decreased the size of the investment portfolio and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger commercial loan demand would likely result in increased investments in loans and a continued reduction in the investment securities portfolio.
Investment securities available-for-sale portfolio had net unrealized losses of $27.6 million at December 31, 2006, compared to net unrealized losses of $35.0 million at December 31, 2005. These unrealized losses are driven by interest rate conditions. The decrease was primarily the result of the smaller portfolio of securities available-for-sale and the shorter duration at December 31, 2006, compared to December 31, 2005. Also, Old National realized pre-tax net gains on sales of securities from the available-for-sale portfolio of $1.5 million during 2006 and $0.9 million during 2005.
As a result of a planned reduction, the investment portfolio had an effective duration of 2.90 years at December 31, 2006, compared to 3.42 years at December 31, 2005. The weighted average yields on available-for-sale investment securities were 5.01% in 2006 and 4.96% in 2005. The average yields on the held-to-maturity portfolio were 4.50% in 2006 and 4.42% in 2005.
At December 31, 2006, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $79.7 million by Indiana, which represented 12.4% of shareholders’ equity. At December 31, 2005, the aggregate market values of the concentration of certain states and their political subdivisions were $134.9 million by Indiana, which represented 20.7% of shareholders’ equity, and $83.0 million by Illinois, which represented 12.8% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.
Loan Portfolio
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
LOAN PORTFOLIO AT YEAR-END

						Four-Year
(dollars in thousands)	2006	2005	2004	2003	2002	Growth Rate

Commercial	$1,629,885	$1,553,742	$1,550,640	$1,618,095	$1,696,347	(1.0)%
Commercial real estate	1,386,367	1,534,385	1,653,122	1,849,275	1,883,303	(7.4)
Consumer credit	1,198,855	1,261,797	1,205,657	1,163,325	1,053,571	3.3

Total loans excluding residential real estate	4,215,107	4,349,924	4,409,419	4,630,695	4,633,221	(2.3)
Residential real estate	484,896	543,903	555,423	939,422	1,043,816	(17.4)

Total loans	4,700,003	4,893,827	4,964,842	5,570,117	5,677,037	(4.6)%

Less: Allowance for loan losses	67,790	78,847	85,749	95,235	87,742

Net loans	$4,632,213	$4,814,980	$4,879,093	$5,474,882	$5,589,295

Commercial and Commercial Real Estate Loans
At December 31, 2006, commercial loans increased $76.1 million while commercial real estate loans decreased $148.0 million, respectively, from December 31, 2005. These changes include a sale of commercial loans of $1.4 million and commercial real estate loan of $27.4 million in the third quarter of 2006. A write-down of $2.8 million was recorded against the allowance for loan losses related to these sales. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $14.3 million of commercial loans and $11.0 million of commercial real estate loans. Weak loan demand in Old National’s markets continues to affect loan growth. Old National also has continued to tighten its underwriting standards in 2005 and 2006, which has slowed potential loan growth.
The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.
DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2006

	Within	1 - 5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total

Interest rates:
Predetermined	$191,541	$347,643	$211,451	$750,635
Floating	601,330	218,573	59,347	879,250

Total	$792,871	$566,216	$270,798	$1,629,885

Consumer Loans
Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $62.9 million or 5.0% at December 31, 2006, compared to December 31, 2005, due to weak loan demand in Old National’s markets.
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
Residential real estate loans were $484.9 million at December 31, 2006, a decrease of $59.0 million or 10.8% from December 31, 2005. Mortgage loan production has declined as the level of interest rates has increased.
Allowance for Loan Losses
To provide for the risk of loss inherent in extending credit, Old National maintains an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. Additional information about Old National’s Allowance for Loan Losses is included in the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements.
At December 31, 2006, the allowance for loan losses was $67.8 million, a decrease of $11.1 million compared to $78.8 million at December 31, 2005. As a percentage of total loans, the allowance decreased to 1.44% at December 31, 2006, from 1.60% at December 31, 2005. During 2006, the provision for loan losses amounted to $7.0 million, a decrease of $16.1 million from the amount recorded in 2005. The lower provision in 2006 is attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans over the last twelve months. Also considered is the Company’s migration loss rates which are declining as credits issued under the Company’s enhanced credit administration and underwriting functions, begun in 2004, become more representative of the existing portfolio.
For commercial and commercial real estate loans, the reserve decreased by $3.7 million at December 31, 2006, compared to December 31, 2005. The reserve as a percentage of that portfolio decreased to 1.85% at December 31, 2006, from 1.93% at December 31, 2005. Nonaccrual loans decreased $14.1 million, or 25.3%, since December 31,

2005. Net charge-offs as a percent of average loans were 0.37% for the year ended December 31, 2006, the lowest level since 2002.
The reserve for residential real estate loans as a percentage of that portfolio decreased to 0.35% at December 31, 2006, from 0.71% at December 31, 2005. This decrease was reflective of a lower residential real estate loan loss rate used to calculate reserve need for December 31, 2006 compared to the same period for 2005. The reserve for consumer loans decreased to 0.86% at December 31, 2006, from 1.23% at December 31, 2005. The higher rate in 2005 was reflective of the increased losses experienced in this portfolio due, in part, to the change in consumer bankruptcy laws in late 2005.
Allowance for Losses on Unfunded Commitments
Old National maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2006 and 2005, the allowance for losses on unfunded commitments was $4.8 million and $4.4 million, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $16.6 million at December 31, 2006, compared to $43.8 million at December 31, 2005. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from December 31, 2005, is primarily attributable to the bulk sale of approximately $12.1 million of loans during the first quarter of 2006, lower loan production in 2006 and the timing of loan sales to the secondary market. Prior to September 30, 2005, these loans were sold with loan servicing retained. In the fourth quarter of 2005, in an effort to reduce the overall volatility in the Company’s earnings stream, Old National started selling loans with servicing released.
Premises and Equipment
Premises and equipment, a large component of the Company’s non-earning assets, totaled $122.9 million at December 31, 2006, a decrease of $77.0 million or 38.5% since December 31, 2005. The primary reason for this decrease was the sale and leaseback of Old National’s three main buildings in downtown Evansville, Indiana in the fourth quarter of 2006. The assets involved in the sale and leaseback had a carrying value of approximately $69.9 million. During 2005, premises and equipment decreased $12.9 million. This decrease is primarily attributable to the sale of five financial centers in Clarksville, Tennessee in 2005.
Funding
Total average funding, comprised of deposits and wholesale borrowings, was $7.412 billion at December 31, 2006, a decrease of 5.4% from $7.834 billion at December 31, 2005. Average deposits decreased 2.8% in 2006 compared to a decrease of 1.1% in 2005. Total deposits were $6.321 billion, including $3.690 billion in transaction accounts and $2.631 billion in time deposits at December 31, 2006. Total deposits decreased 2.2% or $144.1 million compared to December 31, 2005, which includes the sale of $22.2 million in deposits associated with the O’Fallon, Illinois financial center. Transaction accounts decreased 4.9% or $191.6 million compared to December 31, 2005. Time deposits increased 1.8% or $47.5 million compared to December 31, 2005. Old National experienced a shift from NOW deposits into money market deposits during 2006 and 2005 due to the rising interest rate environment.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. Average wholesale borrowings, including short-term borrowings and other borrowings, decreased 16.5% in 2006, compared with a decrease of 20.7% in 2005. Wholesale borrowings as a percentage of total funding was 14.4% at December 31, 2006, compared to 16.3% at December 31, 2005. The lower level of earning assets, primarily due to weak loan demand in Old National’s markets, loan sales of $28.8 million during 2006 and $26.7 million during 2005, and a planned reduction of the investment portfolio during 2006 and 2005, reduced the Company’s reliance on wholesale funding. See Notes 9 and 10 to the consolidated financial statements for additional details on Old National’s financing activities. Refer to the “Risk Management- Liquidity Risk” section of

Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations “ regarding information pertaining to a shelf registration filed with the Securities and Exchange Commission during 2004.
The following table presents changes in the average balances of all funding sources for the years ended December 31.
FUNDING SOURCES — AVERAGE BALANCES

				% Change From
				Prior Year
(dollars in thousands)	2006	2005	2004	2006	2005

Demand deposits	$800,682	$837,579	$803,074	(4.4)%	4.3%
NOW deposits	1,429,757	1,754,908	1,735,613	(18.5)	1.1
Savings deposits	441,305	485,323	471,339	(9.1)	3.0
Money market deposits	886,151	694,988	586,957	27.5	18.4
Time deposits	2,616,339	2,578,535	2,824,558	1.5	(8.7)

Total deposits	6,174,234	6,351,333	6,421,541	(2.8)	(1.1)
Short-term borrowings	402,240	388,161	406,121	3.6	(4.4)
Other borrowings	835,583	1,094,612	1,463,488	(23.7)	(25.2)

Total funding sources	$7,412,057	$7,834,106	$8,291,150	(5.4)%	(5.5)%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.
CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year

2006	$932,569	$303,074	$195,222	$228,209	$206,064
2005	840,861	253,417	103,819	204,251	279,374
2004	675,811	205,440	83,877	68,155	318,339

Capital
Shareholders’ equity totaled $642.4 million or 7.88% of total assets at December 31, 2006, and $649.9 million or 7.7% of total assets at December 31, 2005. Contributing to the decrease in shareholders’ equity at December 31, 2006, compared to December 31, 2005, was the adjustment to initially apply Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)”, resulting in a net reduction to accumulated other comprehensive income of $7.8 million, which was partially offset by fluctuations in the fair value of securities.
Old National paid cash dividends of $0.84 per share in 2006, which decreased equity by $55.6 million, compared to cash dividends of $0.76 per share in 2005, which decreased equity by $51.7 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $29.4 million in 2006, and $63.9 million in 2005. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $1.5 million in 2006, compared to $5.2 million in 2005. Additionally, stock issued for acquisitions increased shareholders’ equity by $18.5 million in 2005.
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
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National’s Risk and Credit Policy Committee. This committee, which meets quarterly, includes members from both the holding company and the bank, as well as outside directors. The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans and charge-offs and reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at December 31, 2006, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming and Durable Goods did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Management will continue to monitor these industry categories. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens.

The following table presents the components of under-performing assets for the years ended December 31.
ASSET QUALITY

(dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$41,518	$55,589	$54,890	$104,627	$100,287
Renegotiated loans	52	—	—	—	—
Past due loans still accruing (90 days or more):
Commercial and commercial real estate	1,227	183	870	4,127	8,567
Residential real estate	127	479	270	67	322
Consumer	787	1,173	1,274	926	627

Total past due loans	2,141	1,835	2,414	5,120	9,516
Foreclosed properties	3,313	3,605	8,331	8,763	7,916

Total under-performing assets	$47,024	$61,029	$65,635	$118,510	$117,719

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$153,215	$136,597	$192,214	$343,943	$455,723
Criticized loans	119,757	83,213	148,118	215,700	257,059

Total criticized and classified loans	$272,972	$219,810	$340,332	$559,643	$712,782

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	0.88%	1.13%	1.10%	1.87%	1.74%
Under-performing assets/total loans and foreclosed properties (1)	1.00	1.24	1.31	2.12	2.04
Under-performing assets/total assets	0.58	0.72	0.74	1.27	1.22
Allowance for loan losses/ under-performing assets	144.16	129.20	130.65	80.36	74.54

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Under-performing assets are closely monitored by Old National management and consist of: 1) nonaccrual loans where the ultimate collectibility of interest or principal is uncertain; 2) loans renegotiated in some manner, primarily to provide for a reduction or deferral of interest or principal payments because the borrower’s financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties.
Under-performing assets totaled $47.0 million at December 31, 2006 and $61.0 million at December 31, 2005. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 1.00% for 2006 and 1.24% for 2005. The nonaccrual category of under-performing loans was $41.5 million at December 31, 2006, a decrease of $14.1 million since December 31, 2005. At December 31, 2006, the allowance for loan losses to under-performing assets ratio stood at 144.16% compared to 129.20% at December 31, 2005.
Classified loans, including nonaccrual, renegotiated, past due 90 days and other problem loans, were $153.2 million at December 31, 2006, an increase of $16.6 million from $136.6 million at December 31, 2005. Of this total, other problem loans, which are loans reviewed for the borrowers’ ability to comply with present repayment terms, totaled $109.6 million at December 31, 2006, compared to $79.2 million at December 31, 2005. Criticized loans, or special mention loans, were $119.8 million at December 31, 2006, an increase of $36.6 million from $83.2 million at December 31, 2005.
Management believes it has taken a prudent approach to the evaluation of under-performing, criticized and classified loans, and the loan portfolio in general both in acknowledging the portfolio’s general condition and in establishing the allowance for loan losses.
Loan officers and credit underwriters jointly grade the larger commercial and commercial real estate loans in the portfolio periodically as determined by loan policy requirements or determined by specific guidelines based on loan characteristics as set by management and banking regulation. Periodically, these loan grades are reviewed independently by the loan review department. For impaired loans, an assessment is conducted as to whether there is likely loss in the event of default. If such a loss is determined to be likely, the loss is quantified and a specific reserve is assigned to the loan. For the balance of the commercial and commercial real estate loan portfolio, loan grade migration analysis coupled with historic loss experience within the respective grades is used to develop reserve requirement ranges. These reserve requirement ranges are adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of reserves for consumer and residential real estate loans.
The activity in our allowance for loan losses is as follows:
ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2006	2005	2004	2003	2002

Balance, January 1	$78,847	$85,749	$95,235	$87,742	$74,241
Loans charged-off:
Commercial and commercial real estate	16,483	17,747	28,656	50,173	16,429
Residential real estate	765	1,975	2,197	1,358	1,211
Consumer credit	10,696	16,418	10,393	10,123	9,936

Total charge-offs	27,944	36,140	41,246	61,654	27,576

Recoveries on charged-off loans:
Commercial and commercial real estate	7,282	7,830	9,940	5,622	3,989
Residential real estate	61	81	19	82	913
Consumer credit	5,314	3,575	3,257	2,523	2,675

Total recoveries	12,657	11,486	13,216	8,227	7,577

Net charge-offs	15,287	24,654	28,030	53,427	19,999
Transfer from (to) allowance for unfunded commitments	—	—	755	(9,336)	—
Write-downs on loans transferred to held for sale	(2,770)	(5,348)	(4,611)	(14,744)	—
Provision charged to expense	7,000	23,100	22,400	85,000	33,500

Balance, December 31	$67,790	$78,847	$85,749	$95,235	$87,742

Average loans for the year (1)	$4,823,140	$5,014,660	$5,340,687	$5,651,434	$5,878,263

Asset Quality Ratios: (1)
Allowance/year-end loans	1.44%	1.60%	1.72%	1.70%	1.52%
Allowance/average loans	1.41	1.57	1.61	1.69	1.49
Net charge-offs/average loans (2)	0.37	0.60	0.61	1.21	0.34

(1)	Loans include loans held for sale.

(2)	Net charge-offs include write-downs on loans transferred to held for sale.
Management believes that it has appropriately identified and reserved for its loan losses at December 31, 2006. Management will continue its efforts to reduce the level of non-performing loans and will consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Interest income of approximately $3.5 million and $4.8 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2006 and 2005, respectively if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.0 million in 2006 and $2.1 million in 2005. Approximately $16.4 million of nonaccrual loans were less than thirty days delinquent at December 31, 2006. Old National had $52 thousand of renegotiated loans at December 31, 2006 as compared to no renegotiated loans at December 31, 2005.
Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $15.3 million in 2006 and $24.7 million in 2005. Additionally write-downs related to loan sales of $2.8 million in 2006 and $5.3 million in 2005 were recognized from loans transferred to held for sale. Although net charge-offs have been concentrated primarily in commercial loans, reflecting a continued weak economic environment, no single industry segment represented a significant share of total net charge-offs. The allowance to average loans, which ranged from

1.41% to 1.49% for the last five years, was 1.41% at December 31, 2006. The following table summarizes activity in the allowance for loan losses for the years ended December 31, along with related statistics for the allowance and net charge-offs.
The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial and commercial real estate	$55,755	64.2%	$59,498	63.1%	$70,292	64.5%	$82,635	62.2%	$79,412	63.1%
Residential real estate	1,702	10.3	3,849	11.1	3,689	11.2	4,400	16.9	1,200	18.4
Consumer credit	10,333	25.5	15,500	25.8	11,768	24.3	8,200	20.9	7,130	18.5

Total	$67,790	100.0%	$78,847	100.0%	$85,749	100.0%	$95,235	100.0%	$87,742	100.0%

Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, and other relevant market rates or prices. Interest rate risk is Old National’s primary market risk and results from timing differences in the re-pricing of assets and liabilities, changes in the slope of the yield curve, and the potential exercise of explicit or embedded options.
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
Old National uses two modeling techniques to quantify the impact of changing interest rates on the Company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of the Company’s net interest income and the likely change in the Company’s economic value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect the Company’s net interest income and value, Old National recognizes that model outputs are not guarantees of actual results. For this reason, Old National models many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes.

Policy guidelines, in addition to December 31, 2006 and 2005 results, are as follows:

Net Interest Income - 12 Month Policies (+/-)
Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

12/31/2006	-1.51%	0.40%	0.87%	-0.93%	-2.24%	-3.76%
12/31/2005	n/a	1.89%	1.83%	-3.13%	-7.18%	-11.46%

Net Interest Income - 24 Month Cumulative Policies (+/-)
Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

12/31/2006	-2.96%	-0.59%	0.51%	-1.09%	-2.75%	-4.60%
12/31/2005	n/a	-0.36%	0.98%	-2.66%	-6.47%	-10.70%

Economic Value of Equity Policies (+/-)
Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

12/31/2006	-20.41%	-10.07%	-2.03%	0.17%	-0.66%	-2.93%
12/31/2005	n/a	-12.53%	-3.45%	-0.42%	-2.77%	-6.01%
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
At December 31, 2006, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk and Economic Value of Equity Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $20.4 million at December 31, 2006, compared to an estimated fair value loss of $31.3 million at December 31, 2005. In addition, the notional amount of derivatives decreased by $138.5 million. The increase in market value is primarily due to the reduction in the notional amount of the derivatives in the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Service and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of December 31, 2006. Fitch Rating Services issued a negative outlook in conjunction with their ratings as of December 31, 2006. The senior debt ratings of Old National Bancorp and Old National Bank at December 31, 2006, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term

Old National Bancorp	BBB	A2	Baa1	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A3	P-2	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of December 31, 2006, Old National Bank had the capacity to borrow $719.5 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At December 31, 2006, the parent company’s other borrowings outstanding was $255.5 million, remaining relatively constant compared with $254.9 million at December 31, 2005. Old National Bancorp, the parent company, has $10.0 million of debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. As of December 31, 2006, Old National Bank had $8.5 million available for distribution to the holding company without prior regulatory approval. In addition, at December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The holding company used the cash obtained from this dividend to fund its purchase of St. Joseph Capital Corporation, which closed February 1, 2007. See Note 24 to the consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of Old National’s customers. Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.165 billion, commercial letters of credit of $40 thousand and standby letters of credit of $121.7 million at December 31, 2006. At December 31, 2005, loan commitments were $1.317 billion, commercial letters of credit were $55 thousand and standby letters of credit were $141.6 million. The term of these off-balance sheet arrangements is typically one year or less.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents Old National’s significant fixed and determinable contractual obligations and significant commitments at December 31, 2006. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total

Deposits without stated maturity		$3,690,070	$—	$—	$—	$3,690,070
Consumer and brokered certificates of deposit	8	1,447,312	610,437	163,829	409,846	2,631,424
Short-term borrowings	9	312,911	—	—	—	312,911
Other borrowings	10	10,034	319,077	225,089	193,345	747,545
Operating leases	18	11,450	22,285	20,586	141,549	195,870

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

Old National monitors the quality of its loan portfolio on an on-going basis and uses a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining its allowance for loan losses. Old National records provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for the Company’s highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect Old National’s borrowers in both the near and the intermediate term. Old National has a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews and regular reviews of problem loan reports, delinquencies and charge-offs.

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

Old National calculates migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The amounts determined by migration analysis are adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of allowance for consumer and residential real estate loans.

Management’s analysis of probable losses in the portfolio at December 31, 2006, resulted in a range for allowance for loan losses of $9.8 million with the potential effect to net income ranging from a decrease of $2.6 million to an increase of $3.8 million. These sensitivities are hypothetical and are not intended to represent actual results.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 31 of this Form 10-K is incorporated herein by reference in response to this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America and include some amounts which are estimates based upon currently available information and management’s judgement of current conditions and circumstances. Financial information throughout this annual report on Form 10-K is consistent with that in the financial statements.
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
The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe Chizek and Company LLC, and the managers of internal audit and loan review. During these meetings, the committee has the opportunity to meet privately with the independent registered public accounting firm as well as with internal audit and loan review personnel to review accounting, auditing, loan and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee of the Board of Directors.
The consolidated financial statements in this annual report on Form 10-K have been audited by Crowe Chizek and Company LLC, for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects in conformity with accounting principles generally accepted in the United States of America. Crowe Chizek and Company LLC’s report on the financial statements follows.
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
Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria. Old National’s independent registered public accounting firm has audited that assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 as stated in their report which follows.

Crowe Chizek and Company LLC
Member Horwath International
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Old National Bancorp
Evansville, Indiana
We have audited the accompanying consolidated balance sheet of Old National Bancorp as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Old National Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Old National Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Furthermore, in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Chizek and Company LLC
Indianapolis, Indiana
February 21, 2007

Report of Independent Registered Public Accounting Firm
To the Shareholders and
Board of Directors of
Old National Bancorp:
In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Old National Bancorp and its subsidiaries (the “Company”) at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Chicago, Illinois
March 8, 2006

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands)	2006	2005

Assets
Cash and due from banks	$210,303	$245,364
Federal funds sold and resell agreements	283,524	123,943
Money market investments	4,078	33,109

Total cash and cash equivalents	497,905	402,416
Securities — available-for-sale, at fair value	2,175,163	2,300,066
Securities — held-to-maturity, at amortized cost (fair value $157,720 and $161,252 respectively)	162,138	166,799
Federal Home Loan Bank stock, at cost	38,809	49,608
Residential loans held for sale	16,634	43,804
Loans, net of unearned income	4,700,003	4,893,827
Allowance for loan losses	(67,790)	(78,847)

Net loans	4,632,213	4,814,980

Premises and equipment, net	122,865	199,878
Accrued interest receivable	53,344	55,658
Goodwill	113,350	113,275
Other intangible assets	20,813	23,060
Other assets	316,281	322,478

Total assets	$8,149,515	$8,492,022

Liabilities
Deposits:
Noninterest-bearing demand	$877,870	$891,541
Interest-bearing:
NOW	1,449,202	1,640,750
Savings	437,702	480,358
Money market	925,296	869,039
Time	2,631,424	2,583,948

Total deposits	6,321,494	6,465,636

Short-term borrowings	312,911	302,765
Other borrowings	747,545	954,925
Accrued expenses and other liabilities	125,196	118,798

Total liabilities	7,507,146	7,842,124

Commitments and contingencies (Note 18)
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,503 and 67,649 shares issued and outstanding, respectively	66,503	67,649
Capital surplus	565,106	591,930
Retained earnings	35,873	12,074
Accumulated other comprehensive loss, net of tax	(25,113)	(21,755)

Total shareholders’ equity	642,369	649,898

Total liabilities and shareholders’ equity	$8,149,515	$8,492,022

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2006	2005	2004

Interest Income
Loans including fees:
Taxable	$313,686	$292,531	$283,588
Nontaxable	19,802	17,516	17,062
Investment securities, available-for-sale:
Taxable	88,491	82,010	78,318
Nontaxable	18,527	24,236	29,020
Investment securities, held-to-maturity, taxable	6,650	7,433	7,891
Money market investments	4,557	1,513	1,241

Total interest income	451,713	425,239	417,120

Interest Expense
Deposits	172,584	138,862	122,263
Short-term borrowings	15,995	9,629	3,890
Other borrowings	50,417	57,596	59,210

Total interest expense	238,996	206,087	185,363

Net interest income	212,717	219,152	231,757
Provision for loan losses	7,000	23,100	22,400

Net interest income after provision for loan losses	205,717	196,052	209,357

Noninterest Income
Wealth management fees	19,519	20,269	20,390
Service charges on deposit accounts	42,291	47,154	48,466
ATM fees	12,077	11,145	9,547
Mortgage banking revenue	4,143	4,918	8,491
Insurance premiums and commissions	41,490	35,242	32,766
Investment product fees	8,699	8,975	12,025
Bank-owned life insurance	8,558	7,460	7,477
Net securities gains	1,471	901	2,936
Gain on branch divestitures	3,036	14,597	—
Gain (loss) on derivatives	1,511	(3,436)	10,790
Loss on extinguishment of debt	(129)	—	—
Other income	11,125	12,673	10,000

Total noninterest income	153,791	159,898	162,888

Noninterest Expense
Salaries and employee benefits	157,622	147,782	171,879
Occupancy	19,927	20,352	19,298
Equipment	12,728	14,415	14,211
Marketing	10,400	8,323	9,801
Data processing	17,963	21,209	21,605
Communication	9,156	9,863	10,736
Professional fees	7,602	9,297	25,895
Loan expense	5,696	5,250	6,509
Supplies	3,413	3,812	3,809
Other losses	3,703	6,346	6,209
Donations	319	5,648	742
Other expense	16,032	9,810	18,709

Total noninterest expense	264,561	262,107	309,403

Income before income taxes and discontinued operations	94,947	93,843	62,842
Income tax expense	15,574	15,254	2,529

Income from continuing operations	79,373	78,589	60,313
Income (loss) from discontinued operations, net of tax expense of $0, $6,603, and $1,908 respectively.	—	(14,825)	2,751

Net income	$79,373	$63,764	$63,064

Basic net income per share from continuing operations	$1.20	$1.16	$0.87
Basic net income per share from discontinued operations	—	(0.22)	0.04
Basic net income per share	1.20	0.94	0.91

Diluted net income per share from continuing operations	1.20	1.15	0.86
Diluted net income per share from discontinued operations	—	(0.22)	0.04
Diluted net income per share	1.20	0.93	0.90

Dividends per common share	0.84	0.76	0.72
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
(dollars and shares		Common Stock	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2003	66,575	$66,575	$581,224	$58,498	$14,583	$720,880
Net income	—	—	—	63,064	—	63,064	$63,064
Unrealized net securities losses, net of $(4,431) tax	—	—	—	—	(7,108)	(7,108)	(7,108)
Reclassification adjustment for gains included in net income, net of $(1,127) tax	—	—	—	—	(1,809)	(1,809)	(1,809)
Net unrealized derivative losses on cash flow hedges, net of $(776) tax	—	—	—	—	(1,201)	(1,201)	(1,201)
Reclassification adjustment on cash flow hedges, net of $(78) tax	—	—	—	—	(121)	(121)	(121)
Adjustments to stock issued for prior acquisitions	(3)	(3)	(65)	—	—	(68)
Cash dividends	—	—	—	(50,275)	—	(50,275)
5% stock dividend	3,299	3,299	67,988	(71,287)	—	—
Stock repurchased	(1,405)	(1,405)	(31,259)	—	—	(32,664)
Stock issued under stock option, restricted stock and stock purchase plans	821	821	12,573	—	—	13,394

Balance, December 31, 2004	69,287	69,287	630,461	—	4,344	704,092	$52,825

Net income	—	—	—	63,764	—	63,764	$63,764
Unrealized net securities losses, net of $(17,191) tax	—	—	—	—	(26,188)	(26,188)	(26,188)
Reclassification adjustment for gains included in net income, net of $(357) tax	—	—	—	—	(544)	(544)	(544)
Net unrealized derivative gains on cash flow hedges, net of $(371) tax	—	—	—	—	576	576	576
Reclassification adjustment on cash flow hedges, net of $(37) tax	—	—	—	—	57	57	57
Stock issued for acquisitions	971	971	17,569			18,540
Cash dividends	—	—	—	(51,690)	—	(51,690)
Stock repurchased	(3,000)	(3,000)	(60,902)	—	—	(63,902)
Stock issued under stock option, restricted stock and stock purchase plans	391	391	4,802	—	—	5,193

Balance, December 31, 2005	67,649	67,649	591,930	12,074	(21,755)	649,898	$37,665

Net income	—	—	—	79,373	—	79,373	$79,373
Unrealized net securities gains, net of $3,959 tax	—	—	—	—	4,873	4,873	4,873
Reclassification adjustment for gains included in net income, net of $(659) tax	—	—	—	—	(812)	(812)	(812)
Reclassification adjustment on cash flow hedges, net of $264 tax	—	—	—	—	410	410	410
Adjustment to initially apply SFAS No. 158, net of $(5,219) tax	—	—	—	—	(7,829)	(7,829)
Adjustments to stock issued for prior acquisitions	(1)	(1)	(15)	—	—	(16)
Cash dividends	—	—	—	(55,574)	—	(55,574)
Stock repurchased	(1,445)	(1,445)	(27,982)	—	—	(29,427)
Stock issued under stock option, restricted stock and stock purchase plans	300	300	1,173	—	—	1,473

Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369	$83,844

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004

Cash Flows From Operating Activities
Net income	$79,373	$63,764	$63,064

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,825	14,922	14,077
Amortization of other intangible assets	2,390	6,012	3,172
Net (discount) premium amortization on investment securities	(2,180)	2,643	2,832
Restricted stock expense (benefit)	(17)	915	1,044
Stock option expense	729	—	—
Provision for loan losses	7,000	23,100	22,400
Net securities gains	(1,471)	(901)	(2,936)
Gain on branch divestitures	(3,036)	(14,597)	—
Loss on sale of discontinued operations	—	10,186	—
(Gain) loss on derivatives	(1,511)	3,436	(10,790)
Net gains on sales and write-downs of loans and other assets	(1,261)	(5)	(3,165)
Earnings on company owned life insurance	(8,558)	(7,460)	(7,477)
Residential real estate loans originated for sale	(259,829)	(344,699)	(342,130)
Proceeds from sale of residential real estate loans	290,308	324,414	339,847
(Increase) decrease in interest receivable	2,225	989	(1,288)
(Increase) decrease in other assets	7,399	(12,576)	(20,434)
Increase (decrease) in accrued expenses and other liabilities	(4,290)	21,568	27,194

Total adjustments	40,723	27,947	22,346

Net cash flows provided by operating activities	120,096	91,711	85,410

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	2,699	—
Purchases of investment securities available-for-sale	(719,915)	(582,666)	(1,176,889)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	511,665	383,785	693,274
Proceeds from sales of investment securities available-for-sale	355,325	638,877	341,523
Purchases of investment securities held-to-maturity	(24,730)	(25,000)	—
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	28,666	35,152	32,215
Proceeds (payments) related to branch divestitures	10,511	(32,470)	—
Proceeds from sale of loans	26,062	21,355	444,070
Net principal collected from (loans made to) customers	121,794	(94,611)	128,564
Proceeds from sale of premises and equipment and other assets	2,938	4,779	4,973
Proceeds from sale leaseback of real estate	78,606	—	—
Purchases of premises and equipment	(12,348)	(14,705)	(51,890)
Proceeds from sale of discontinued operations	—	37,337	—

Net cash flows provided by investing activities	378,574	374,532	415,840

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(13,068)	64,266	28,072
Savings, NOW and money market deposits	(163,264)	87,987	312,478
Time deposits	53,486	67,413	(416,680)
Short-term borrowings	10,146	(44,013)	(67,235)
Payments for maturities on other borrowings	(206,241)	(395,164)	(361,730)
Proceeds from issuance of other borrowings	—	50,000	54,543
Cash dividends paid	(55,574)	(51,690)	(50,275)
Common stock repurchased	(29,427)	(63,902)	(32,664)
Common stock issued under stock option, restricted stock and stock purchase plans	761	4,278	12,350

Net cash flows used in financing activities	(403,181)	(280,825)	(521,141)

Net increase (decrease) in cash and cash equivalents	95,489	185,418	(19,891)
Cash and cash equivalents at beginning of period	402,416	216,998	236,889

Cash and cash equivalents at end of period	$497,905	$402,416	$216,998

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Illinois, and Kentucky. Its principal subsidiaries include Old National Bank, ONB Insurance Group, Inc., ONB Finance Inc. and American National Trust & Investment Management Corp. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment and insurance products.
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, and derivative financial instruments are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years ended December 31, 2006, 2005 and 2004.
All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.
INVESTMENT SECURITIES
Old National classifies investment securities as available-for-sale or held-to-maturity on the date of purchase. Securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded as a separate component of shareholders’ equity. Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost. Premiums and discounts are amortized on the level-yield method. Anticipated prepayments are considered when amortizing premiums and discounts on mortgage backed securities. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
FEDERAL HOME LOAN BANK (FHLB) STOCK
Old National is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
RESIDENTIAL LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are classified as loans held for sale and are recorded at lower of cost or market value determined as of the balance sheet date. Interest rate risk on a portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying bases reflect the effects of the SFAS No. 133 adjustments.

LOANS
Loans that Old National intends to hold for investment purposes are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the principal balances of loans outstanding. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb losses incurred in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current economic conditions on the portfolio, and historical loss experience. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.
A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.
It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position.
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation. Land is stated at cost. Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements – 7 to 39 years; and furniture and equipment – 3 to 10 years. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Interest costs on construction of qualifying assets are capitalized.
Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization on goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized on a straight-line or accelerated cash flow basis over their estimated useful lives, generally over a period of 10 to 25 years.
COMPANY OWNED LIFE INSURANCE
Old National has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value (or the amount that can be realized). The amount of company owned life insurance at December 31, 2006 and 2005 was $186.6 million and $182.4 million, respectively.
DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At the inception of the derivative contract, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value on the derivative, as well as the offsetting change in value on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative changes in value that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 are also reported currently in earnings, in noninterest income.
The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The change in fair value on derivatives including accrued net settlements that do not qualify for hedge accounting are reported in noninterest income.
Old National formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is dedesignated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued, the future changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.
Old National enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Old National also enters into various stand-alone derivative contracts primarily to focus on providing derivative products to customers which are carried at fair value with changes in fair value recorded as noninterest income in the statement of income.
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

FORECLOSED REAL ESTATE
Other assets include real estate properties acquired as a result of foreclosure and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation.
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company purchases certain securities, generally U.S. Government-sponsered agency securities, under agreements to resell. The amounts advanced under these agreements represent short-term secured loans and are reflected as assets in the accompanying consolidated balance sheets. The Company also sells certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These secured borrowings are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short-term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.
COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.
NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year, adjusted to reflect all stock dividends. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock.
The following table reconciles basic and diluted net income per share for the years ended December 31.
NET INCOME PER SHARE RECONCILIATION

	2006			2005			2004
(dollars and shares in thousands,
except per share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$79,373	66,226	$1.20	$78,589	68,095	$1.16	$60,313	69,452	$0.87
Income from discontinued operations	—	66,226	—	(14,825)	68,095	(0.22)	2,751	69,452	0.04

Income from operations	$79,373		$1.20	$63,764		$0.94	$63,064		$0.91

Effect of dilutive securities:
Restricted stock		28			—			35
Stock options		7			161			537

Diluted Net Income per Share
Income from continuing operations and assumed conversions	$79,373	66,261	$1.20	$78,589	68,256	$1.15	$60,313	70,024	$0.86
Income from discontinued operations	—	66,261	—	(14,825)	68,256	(0.22)	2,751	70,024	0.04

Income from operations and assumed conversions	$79,373		$1.20	$63,764		$0.93	$63,064		$0.90

Options to purchase 5,864 shares, 1,811 shares and 26 shares outstanding at December 31, 2006, 2005 and 2004, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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
STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2006, 2005 and 2004 for interest was $236.0 million, $195.5 million and $168.7 million (net of capitalized interest of $1.6 million), respectively. Cash paid for income tax, net of refunds, during 2006, 2005 and 2004 was $12.3 million, $8.9 million and $6.6 million, respectively. Other noncash transactions include stock issued in acquisitions of subsidiaries of $18.5 million in 2005 and loans transferred to loans held for sale of $28.8 million in 2006, $26.7 million in 2005 and $448.7 million in 2004.
IMPACT OF ACCOUNTING CHANGES
FASB Interpretation No. 48 – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company on January 1, 2007.
Based on the Company’s analysis as of December 31, 2006, the estimated impact of adopting FIN 48 will be a reduction to January 1, 2007 retained earnings of approximately $3.0 million.
SFAS No. 155 — In February 2006, the Financial Accounting Standards Board issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument, clarifies which instruments are subject to the requirements of Statement No. 133, establishes a requirement to evaluate interest in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued by the Company beginning January 1, 2007. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.
SFAS No. 157 – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. The Company adopted the recognition and disclosure provisions of Statement No. 158 on December 31, 2006. The effect of adopting this statement on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. Statement No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. See Note 12 for further discussion.
SFAS No. 159 – In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.
SAB 108 – In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB 108 is applicable to all financial statements issued by the Company after December 15, 2006. There was no impact to Old National’s financial statements upon adoption.
EITF 06-4 – In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue is effective for the Company January 1, 2008. Management does not expect the adoption of the Issue to have a material impact on its consolidated financial position or results of operations.
EITF 06-5 – In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for the Company on January 1, 2007. Management does not expect the adoption of the Issue to have a material impact on its consolidated financial position or results of operations.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.
NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY
ACQUISITION
On May 1, 2005, Old National acquired J. W. F. Insurance Companies, an Indianapolis, Indiana-based insurance agency that did business as J.W. Flynn Company and J.W.F. Specialty Company, Inc., for $19.0 million, including acquisition costs. Common shares of 970,912 were issued as part of the transaction with a stock value of $18.5 million. Goodwill of $12.0 million was recorded of which $3.5 million is expected to be deductible for tax purposes. In addition, intangible assets totaling $8.4 million related to customer business relationships were recorded and are being amortized over 12 to 22 years. These acquisitions are included in the “other” column of Note 22. On the date of acquisition, financial statements of the companies showed assets of $5.0 million with year-to-date revenues of $4.7 million and net loss of $0.2 million.

DIVESTITURES
In March, 2006 Old National sold its financial center located in O’Fallon, Illinois, selling approximately $27.9 million in loans and assigning $22.2 million in deposits. The financial center was in a market no longer considered consistent with the Company’s strategy. The sale resulted in a pre-tax gain of $3.0 million which was included in income from continuing operations during the first quarter.
In October, 2005 Old National sold five financial centers located in the Clarksville, Tennessee market assigning $172.7 million in deposits and selling approximately $114.3 million in loans outstanding. These branches are in markets no longer considered consistent with the Company’s strategy. The sale resulted in a pre-tax gain of $14.6 million which was included in income from continuing operations during the fourth quarter.
During the third quarter of 2005, Old National sold J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and Fund Evaluation Group (“FEG”) in Cincinnati, Ohio, to better align its operations with its market and product focus. Old National sold Terrill for $22.2 million of cash. Terrill had been acquired in a tax-free reorganization under Internal Revenue Code section 368, and as a result of the taxable sale, Old National recorded a loss of $8.7 million, including $8.6 million of tax expense. On September 30, 2005, Old National completed the sale of FEG for $15.1 million of cash and a $0.5 million note receivable. The sale resulted in an after tax loss of $5.9 million. These losses were included in discontinued operations.
Results of discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

(dollars in thousands, except
per share data)	2005	2004

Revenues	$21,063	$31,877
Net income (loss)	(14,825)	2,751
Diluted net income (loss) per share	(0.22)	0.04

During 2004, Old National sold its Greencastle, Indiana insurance operations and Robinson, Illinois trust operations resulting in pre-tax gains totaling $1.2 million.

NOTE 3 — INVESTMENT SECURITIES
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2006
Available-for-Sale
U.S. Government-sponsored agencies	$685,809	$1,881	$(7,541)	$680,149
Mortgage-backed securities	1,049,712	1,733	(31,267)	1,020,178
States and political subdivisions	264,343	9,095	(113)	273,325
Other securities	202,945	1,384	(2,818)	201,511

Total available-for-sale securities	$2,202,809	$14,093	$(41,739)	$2,175,163

Held-to-Maturity
Mortgage-backed securities	$126,800	$—	$(4,312)	$122,488
Other securities	35,338	—	(106)	35,232

Total held-to-maturity securities	$162,138	$—	($4,418)	$157,720

2005
Available-for-Sale
U.S. Government-sponsored agencies	$522,351	$122	$(12,729)	$509,744
Mortgage-backed securities	1,141,581	1,898	(38,222)	1,105,257
States and political subdivisions	473,231	15,685	(547)	488,369
Other securities	197,910	2,420	(3,634)	196,696

Total available-for-sale securities	$2,335,073	$20,125	$(55,132)	$2,300,066

Held-to-Maturity
Mortgage-backed securities	$148,035	$—	$(5,274)	$142,761
Other securities	18,764	—	(273)	18,491

Total held-to-maturity securities	$166,799	$—	$(5,547)	$161,252

Proceeds from sales of investment securities available-for-sale were $355.3 million in 2006, $638.9 million in 2005 and $341.5 million in 2004. In 2006, realized gains were $5.3 million and losses were $3.9 million. In 2005, realized gains were $8.6 million and losses were $7.7 million. In 2004, realized gains were $4.9 million and losses were $2.0 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $983.0 million in 2006 and $1.100 billion in 2005.
At December 31, 2006, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $79.7 million, which represented 12.4% of shareholders’ equity. At December 31, 2005, the aggregate market values of the concentration of certain states and their political subdivisions were $134.9 million by Indiana, which represented 20.7% of shareholders’ equity, and $83.0 million by Illinois, which represented 12.8% of shareholders’ equity.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	2006		Weighted	2005		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
Maturity	Cost	Value	Yield	Cost	Value	Yield

Available-for-sale
Within one year	$80,725	$80,722	5.85%	$84,653	$84,175	4.24%
One to five years	1,213,036	1,188,876	4.65	1,371,615	1,344,052	4.62
Five to ten years	627,966	617,653	5.06	543,680	525,829	4.74
Beyond ten years	281,082	287,912	6.23	335,125	346,010	6.90

Total	$2,202,809	$2,175,163	5.01%	$2,335,073	$2,300,066	4.96%

Held-to-maturity
One to five years	$162,138	$157,720	4.50%	$135,023	$130,400	4.31%
Five to ten years	—	—	—	31,776	30,852	4.90

Total	$162,138	$157,720	4.50%	$166,799	$161,252	4.42%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

2006
Available-for-Sale
U.S. Government-sponsored agencies	$296,478	$(4,241)	$164,889	$(3,299)	$461,367	$(7,540)
Mortgage-backed securities	651,931	(25,224)	198,804	(6,044)	850,735	(31,268)
States and political subdivisions	9,312	(91)	1,522	(22)	10,834	(113)
Other securities	55,425	(616)	83,350	(2,202)	138,775	(2,818)

Total available-for-sale	$1,013,146	$(30,172)	$448,565	$(11,567)	$1,461,711	$(41,739)

Held-to-Maturity
Mortgage-backed securities	$78,996	$(2,653)	$43,492	$(1,659)	$122,488	$(4,312)
Other securities	—	—	35,232	(106)	35,232	(106)

Total held-to-maturity	$78,996	$(2,653)	$78,724	$(1,765)	$157,720	$(4,418)

2005
Available-for-Sale
U.S. Government-sponsored agencies	$235,373	$(2,333)	$252,719	$(10,396)	$488,092	$(12,729)
Mortgage-backed securities	377,902	(6,703)	636,014	(31,520)	1,013,916	(38,223)
States and political subdivisions	40,464	(325)	8,976	(222)	49,440	(547)
Other securities	63,466	(1,712)	59,945	(1,921)	123,411	(3,633)

Total available-for-sale	$717,205	$(11,073)	$957,654	$(44,059)	$1,674,859	$(55,132)

Held-to-Maturity
Mortgage-backed securities	$30,852	$(925)	$111,909	$(4,349)	$142,761	$(5,274)
Other securities	18,491	(273)	—	—	18,491	(273)

Total held-to-maturity	$49,343	$(1,198)	$111,909	$(4,349)	$161,252	$(5,547)

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
NOTE 4 – LOANS HELD FOR SALE
At December 31, 2006 and 2005, Old National had residential loans held for sale of $16.6 million and $43.8 million, respectively. As of December 31, 2006 and 2005, ineffectiveness related to the hedge of a portion of the residential loans held for sale as calculated in accordance with SFAS No. 133 was immaterial.
During 2006, commercial real estate loans held for investment of $27.4 million and commercial loans of $1.4 million were reclassified to loans held for sale and sold for $26.1 million resulting in a write-down on loans transferred to held for sale of $2.8 million, which was recorded as a reduction to the allowance for loan losses. At December 31, 2006, there were no loans held for sale under this arrangement.
During 2005, commercial loans held for investment of $26.7 million were reclassified to loans held for sale and sold for $21.4 million resulting in a write-down on loans transferred to held for sale of $5.3 million, which was recorded as a reduction to the allowance for loan losses. At December 31, 2005, there were no loans held for sale under this arrangement.
NOTE 5 — LOANS
The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2006	2005

Commercial	$1,629,885	$1,553,742
Commercial real estate	1,386,367	1,534,385
Residential real estate	484,896	543,903
Consumer credit, net of unearned income	1,198,855	1,261,797

Total loans	$4,700,003	$4,893,827

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
Executive officers and directors of Old National and significant subsidiaries and their related interests are loan clients of Old National’s affiliate bank in the normal course of business. An analysis of the current year activity of these loans is as follows:

(dollars in thousands)	2006

Balance, January 1	$20,947
New loans	173,408
Repayments	(165,919)
Officer and director changes	149

Balance, December 31	$28,585

NOTE 6 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2006	2005	2004

Balance, January 1, as previously reported	$78,847	$85,749	$95,235
Transfer from allowance for unfunded commitments	—	—	755
Additions:
Provision charged to expense	7,000	23,100	22,400
Deductions:
Write-downs from loans transferred to held for sale	2,770	5,348	4,611
Loans charged-off	27,944	36,140	41,246
Recoveries	(12,657)	(11,486)	(13,216)

Net charge-offs	18,057	30,002	32,641

Balance, December 31	$67,790	$78,847	$85,749

During 2004, Old National reclassified the allowance for loan losses related to unfunded loan commitments to other liabilities.
The following is a summary of information pertaining to impaired and nonperforming loans at December 31:

(dollars in thousands)	2006	2005

Impaired loans without an allowance for loan losses allocation	$11,833	$13,780
Impaired loans with an allowance for loan losses allocation	20,476	25,681

Total impaired loans	$32,309	$39,461

Allowance for loan losses allocated to impaired loans	$7,080	$12,472

Total nonaccrual loans	$41,518	$55,589
Total renegotiated loans	52	—
Total loans past due 90 days or more and still accruing	2,141	1,835

For the years ended December 31, 2006 and 2005, the average balance of impaired loans was $37.1 million and $42.0 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill — At December 31, 2006 and 2005, Old National had goodwill in the amount of $113.4 million and $113.3 million, respectively. During the first quarter of 2005, Old National reclassified the assets and liabilities of specific non-strategic companies as held for sale, including $26.1 million of goodwill. Concurrent with this classification, these discontinued operations were evaluated for impairment using estimated fair values in the current market, resulting in goodwill impairment of $2.9 million. In the third quarter of 2005, Old National sold these assets classified as held for sale. See Note 2, “Acquisition and Divestiture Activity” for additional information.

Old National’s annual impairment test resulted in no additional impairment. Fair values used for this test are estimated using the expected present value of future cash flows. The changes in the carrying amount of goodwill by segment for the years ended December 31 were as follows:

	Community
(dollars in thousands)	Banking	Other	Total

Balance, January 1, 2005	$70,944	$59,003	$129,947
Goodwill acquired during the year	—	12,038	12,038
Adjustments to goodwill acquired in prior year	—	272	272
Goodwill transfered to banking from non-bank	2,533	(2,533)	—
Goodwill transfered to assets held for sale	—	(26,082)	(26,082)
Goodwill impairment	—	(2,900)	(2,900)

Balance, December 31, 2005	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior year	—	75	75

Balance, December 31, 2006	$73,477	$39,873	$113,350

Other Intangible Assets — At December 31, 2006, Old National had $20.8 million in unamortized intangible assets compared with $23.1 million in unamortized intangible assets at December 31, 2005. During the first quarter of 2005, Old National reclassified definite-lived assets of $18.9 million and indefinite-lived assets of $2.8 million to assets held for sale and discontinued the related amortization. In the third quarter of 2005, Old National sold these assets classified as held for sale. Old National recorded $8.4 million of intangibles associated with the acquisition of J.W. F. Insurance Companies during the second quarter of 2005. Old National amortizes definite-lived intangible assets over the estimated remaining life of each respective asset. Other intangible assets are evaluated for impairment if events and circumstances indicate a possible impairment.
The following table shows the gross carrying amounts and accumulated amortization for intangible assets as of December 31:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount

2006
Amortized intangible assets:
Core deposit	$5,574	$(4,615)	$959
Customer business relationships	25,553	(5,699)	19,854

Total intangible assets	$31,127	$(10,314)	$20,813

2005
Amortized intangible assets:
Core deposit	$5,574	$(4,175)	$1,399
Customer business relationships	25,411	(3,750)	21,661

Total intangible assets	$30,985	$(7,925)	$23,060

Total amortization expense associated with intangible assets was $2.4 million in 2006, $2.3 million in 2005 and $1.8 million in 2004. The following is the estimated amortization expense for future years.

(dollars in thousands)	Expense

2007	$2,023
2008	1,892
2009	1,767
2010	1,620
2011	1,513
Thereafter	11,998

Total	$20,813

NOTE 8 — DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $932.6 million and $840.9 million, respectively. At December 31, 2006, the scheduled maturities of time deposits were as follows:

(dollars in thousands)

Due in 2007	$1,453,083
Due in 2008	471,689
Due in 2009	138,748
Due in 2010	98,780
Due in 2011	65,049
Thereafter	409,846
SFAS 133 fair value hedge	(5,771)

Total	$2,631,424

NOTE 9 – SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total

2006
Outstanding at year-end	$19,807	$285,301	$7,803	$312,911
Average amount outstanding	110,894	285,803	5,543	402,240
Maximum amount outstanding at any month-end	299,445	340,589	22,219
Weighted average interest rate:
During year	5.14%	3.51%	4.72%	3.98%
End of year	4.90	3.67	5.04	3.78

2005
Outstanding at year-end	$7,834	$278,019	$16,912	$302,765
Average amount outstanding	108,548	270,138	9,475	388,161
Maximum amount outstanding at any month-end	228,330	383,262	23,471
Weighted average interest rate:
During year	3.08%	2.22%	3.06%	2.48%
End of year	3.70	2.63	3.97	2.73

NOTE 10 — FINANCING ACTIVITIES
The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2006	2005

Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturing August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank notes (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debentures (fixed rate 8.00%) maturing April 2032	100,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(4,549)	(5,125)
Old National Bank:
Securities sold under agreements to repurchase (fixed rate 5.48% and variable rate 5.62%) maturing December 2008 to November 2009	74,000	148,000
Federal Home Loan Bank advances (fixed rates 4.84% to 8.34%) maturing February 2008 to January 2023	219,493	301,703
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	50,000	100,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,461	4,493
SFAS 133 fair value hedge and other basis adjustments	(5,860)	(4,146)

Total other borrowings	$747,545	$954,925

Contractual maturities of long-term debt at December 31, 2006, were as follows:

(dollars in thousands)

Due in 2007	$10,034
Due in 2008	293,037
Due in 2009	26,040
Due in 2010	75,043
Due in 2011	150,046
Thereafter	203,754
SFAS 133 fair value hedge and other basis adjustments	(10,409)

Total	$747,545

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.37% and 5.22% at December 31, 2006, and 2005, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
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
CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a new branch office building in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease obligation is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National’s current incremental borrowing rate for similar types of borrowing arrangements.
At December 31, 2006, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)

2007	$371
2008	371
2009	390
2010	390
2011	390
Thereafter	12,094

Total minimum lease payments	14,006
Less amounts representing interest	9,545

Present value of net minimum lease payments	$4,461

NOTE 11 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2006	2005	2004

Provision at statutory rate of 35%	$33,231	$32,845	$21,995
Tax-exempt income	(15,702)	(16,914)	(18,486)
State income taxes	—	244	(823)
Other, net	(1,955)	(921)	(157)

Income tax expense	$15,574	$15,254	$2,529

Effective tax rate	16.4%	16.3%	4.0%

The effective tax rate was higher in 2006 compared to 2005 and 2004. The main factor for the increase in the effective tax rate was that tax-exempt income comprised a smaller percentage of total income in 2006. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2006	2005	2004

Income taxes currently payable
Federal	$20,195	$16,176	$10,816
State	—	375	(1,267)
Deferred income taxes related to:
Provision for loan losses	4,132	5,265	2,769
Other, net	(8,753)	(6,562)	(9,789)

Deferred income tax benefit	(4,621)	(1,297)	(7,020)

Provision for income taxes	$15,574	$15,254	$2,529

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2006	2005

Deferred Tax Assets
Allowance for loan losses, net of recapture	$28,206	$32,338
Benefit plan accruals	1,627	880
AMT credit	17,730	15,144
Unrealized losses on available- for-sale investment securities	11,351	14,307
Unrealized losses on hedges	645	910
Adjustment to initially apply SFAS No. 158	5,219	—
General business credit carryforward	6,015	7,004
Net operating loss	3,069	7,163
Other, net	2,612	1,978

Total deferred tax assets	76,474	79,724

Deferred Tax Liabilities
Premises and equipment	(1,312)	(11,022)
Accretion on investment securities	(1,014)	(293)
Lease receivable, net	(6,552)	(8,038)
Purchase accounting	(6,190)	(5,584)

Total deferred tax liabilities	(15,068)	(24,937)

Net deferred tax assets	$61,406	$54,787

No valuation allowance was recorded at December 31, 2006 and 2005 because Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National did not have a federal net operating loss carryforward at December 31, 2006. Old National has state net operating loss carryforwards totaling $56.3 million. If not used, the net operating loss carryforwards will begin to expire in 2015. Old National has a general business credit carryforward of $6.0 million. If not used, this credit will begin to expire in 2022.
NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN AND RESTORATION PLAN
Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary.
Old National also maintains an unfunded pension restoration plan (the “Restoration Plan”) which provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration Plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2005, is supported by contributions from the Corporation.
Old National adopted the provisions of Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”), as of December 31, 2006. In accordance with SFAS No. 158, our 2005 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of the adoption of SFAS No. 158 on the individual line items in our 2006 Consolidated Balance Sheet:

	Pre SFAS	SFAS	Post SFAS
	No. 158	No. 158	No. 158
(dollars in thousands)	Adoption	Adjustment	Adoption

Other assets	$321,855	$(5,574)	$316,281
Total assets	8,155,089	(5,574)	8,149,515
Accrued expenses and other liabilities	122,941	2,255	125,196
Total liabilities	7,504,891	2,255	7,507,146
Accumulated other comprehensive loss	(17,284)	(7,829)	(25,113)
Total shareholders’ equity	650,198	(7,829)	642,369

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table sets forth the combined activity of the Company’s defined benefit plans:

(dollars in thousands)	2006	2005

Change in Projected Benefit Obligation
Balance at January 1	$53,702	$63,024
Service cost	—	1,597
Interest cost	2,774	3,567
Benefits paid	(1,470)	(1,427)
Actuarial loss	382	4,170
Amendments	—	(1,951)
Curtailment	—	(10,080)
Settlement	(9,606)	(5,198)

Projected Benefit Obligation at December 31	45,782	53,702

Change in Plan Assets
Fair value at January 1	52,159	49,810
Actual return on plan assets	3,539	1,856
Employer contributions	1,704	7,118
Benefits paid	(1,470)	(1,427)
Settlement	(9,606)	(5,198)

Fair value at December 31	46,326	52,159

Funded status at December 31	544	(1,543)
Unrecognized net actuarial loss	—	16,080

Net amount recognized	$544	$14,537

Prior to adoption of SFAS No. 158, amounts recognized in the statement of financial position at December 31:
Prep aid benefit cost	N/A	$16,197
Accrued benefit liability	N/A	(1,660)

Net amount recognized	N/A	$14,537

Amounts recognized in accumulated other comprehensive income at December 31:
Net loss	$13,047	$—

Total	$13,047	$—

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.8 million.
The accumulated benefit obligation for the defined benefit pension plans was $45.8 million and $53.7 million at December 31, 2006 and 2005, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2006	2005	2004

Net Periodic Benefit Cost
Service cost	$—	$1,597	$1,993
Interest cost	2,774	3,567	3,972
Expected return on plan assets	(3,963)	(3,944)	(3,556)
Amortization of prior service cost	—	(251)	33
Amortization of transitional asset	—	—	(431)
Recognized actuarial loss	954	1,542	1,571

Net periodic benefit cost	$(235)	$2,511	$3,582
Settlement cost	2,884	1,439	—
Curtailment gain	—	(1,500)	—

Total net periodic benefit cost	$2,649	$2,450	$3,582

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	$—	$—	$—

Total recognized in net periodic benefit benefit cost and other comprehensive income	$2,649	$2,450	$3,582

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2005.

	2006	2005	2004

Benefit obligations:
Discount rate at the end of the period	5.75%	5.50%	6.00%
Net periodic benefit cost:
Discount rate at the beginning of the period	5.50%	6.00%	6.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	N/A	4.00	5.00

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
Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	2007 Target
Asset Category	Allocation	2006	2005	2004

Equity securities	40 - 70%	62%	59%	61%
Debt securities	30 - 60%	30	35	35
Cash equivalents	0 - 15%	8	6	4

Total		100%	100%	100%

The plan’s assets are invested in the plan trust within the ranges specified above. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. Equity securities included common stock of Old National in the amount of $3.5 million (7% of total plan assets) and $3.9 million (8% of total plan assets) at December 31, 2005 and 2004 respectively. There was no Old National stock in the plan as of December 31, 2006.

As of December 31, 2006, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)

2007	$728
2008	815
2009	335
2010	215
2011	481
Years 2012 - 2016	1,498

Old National does not expect to contribute any cash to the pension plans in 2007, except $0.7 million to cover future benefit payments from the Restoration Plan.
EMPLOYEE STOCK OWNERSHIP PLAN
Effective January 1, 2006, the Employee Stock Ownership and Savings Plan (401k) was amended. The amended plan permits employees to participate the first month following one month of service. Old National’s contributions to the plan are made in the form of Old National Bancorp stock or cash contributed to the plan for purchase of Old National Bancorp stock on the market. Old National will match 100% of participant contributions up to 6% of each participant’s salary. All contributions vest immediately and plan participants may elect to diversify 2006 and all future contributions. Those participants who have attained the age of 55 may also diversify previous contributions. Effective October 1, 2006, the plan was amended to allow all participants to diversify previous contributions of Old National Bancorp stock. Participants can elect, at any time, to have dividends reinvested in the plan or have dividends be paid to the participant. In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Old National’s Board of Directors’ designated no discretionary contributions in 2006 or 2005. A discretionary contribution equal to 5% of each participant’s salary was designated in 2004. During the years ended December 31, 2006, 2005 and 2004, the number of Old National shares allocated to the plan were 2.0 million, 2.7 million and 2.5 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $5.1 million in 2006, $3.5 million in 2005 and $9.5 million in 2004.
NOTE 13 – STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At December 31, 2006, 6.4 million shares were outstanding under the plan, including 5.7 million stock options and 0.7 million shares of restricted stock, 0.5 million shares had been exercised or released, and 0.7 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with SFAS No. 123-R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost had been recognized, except with respect to the restricted stock plans. Old National adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method, and, consequently, has not retroactively adjusted results from prior periods.

The following table reflects the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options during 2005 and 2004.

(dollars in thousands, except per share data)	2005	2004

Net income as reported	$63,764	$63,064
Restricted Stock:
Add: restricted stock compensation expense included In reported net income, net of related tax effects	595	679
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(694)	(617)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all Awards, net of related tax effects	(4,314)	(4,122)

Proforma net income	$59,351	$59,004

Basic net income per share:
As reported	$0.94	$0.91
Proforma	0.87	0.85
Diluted net income per share:
As reported	$0.93	$0.90
Proforma	0.87	0.84

Stock Options
Old National recorded $0.5 million of stock based compensation expense, net of tax, during 2006. This cost is primarily related to the modification of certain options during the second quarter of 2006 and the pro-rata vesting of options during the year.
The Company granted 0.1 million stock options during 2006. Using the Black-Scholes option pricing model, the Company estimated the fair value of the stock options granted during 2006 to be $0.5 million. The Company will expense this amount ratably over the three-year vesting period. These options expire in ten years. No options were granted in 2005. During 2004, the Company granted 0.3 million stock options. These options vested 100% on December 31, 2004, and expire in ten years. The Company plans to use shares held as treasury stock to satisfy share option exercises.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2006	2005	2004

Wtd-average risk-free interest rate	4.7%	—%	4.5%
Expected life of option (years)	6	—	10
Expected stock volatility	19.5%	—%	18.4%
Expected dividend yield	3.6%	—%	3.4%

During 2005, the Compensation and Management Development Committee of the Board of Directors approved acceleration of all unvested options granted in 2002 and 2003. Stock options totaling $1.1 million were subject to the acceleration and became immediately vested and exercisable. No expense was recognized because none of these options were “in-the-money”, having an exercise price greater than the then current market price of Old National’s common stock. The decision to accelerate vesting of these options was made primarily to avoid recognizing the related compensation cost in future financial statements upon the adoption of SFAS No. 123R. The acceleration eliminated $1.3 million in 2006 and $0.1 million in 2007 of future after-tax compensation expense that would otherwise have been recognized under SFAS No. 123R.
At December 31, 2006, the Company had 5.8 million of stock options outstanding with an aggregate intrinsic value of $0.1 million. Of the stock options outstanding, 5.7 million options were exercisable at December 31, 2006, with an aggregate intrinsic value of $0.1 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s stock as of reporting date. The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $0.1 million, $0.5 million and $1.1 million, respectively. Cash received for the exercise of options in 2006, 2005 and 2004, was $0.7 million, $4.4 million and $4.8 million, respectively.
Stock option activity for 2006 is as follows:

		Weighted
		Average
		Exercise
(shares in thousands)	Shares	Price

Outstanding, January 1	5,818	$20.92
Granted	142	21.65
Exercised	(36)	18.67
Forfeited	(152)	20.99

Outstanding, December 31	5,772	$20.95

Options exercisable at end of year	5,650	$20.94
Weighted-average fair value of options granted during the year		3.74

As of December 31, 2006, there was $0.3 million of unrecognized compensation cost related to nonvested stock options granted under the Plan. The remaining cost is expected to be recognized over a two year period.
Information pertaining to options outstanding was as follows at December 31, 2006:

(shares in	Options Outstanding				Options Exercisable
thousands)		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
Range of	Number	Remaining		Exercise	Number	Remaining		Exercise
Exercise Price	Outstanding	Contractual Life		Price	Exercisable	Contractual Life		Price

10.34 - 11.12	12	0.5	Years	$10.77	12	0.5	Years	$10.77
11.90 - 14.36	6	2.2		12.90	6	2.2		12.90
17.16	7	1.3		17.16	7	1.3		17.16
20.43 - 23.99	5,747	5.4		20.99	5,625	5.4		20.97

Total	5,772	5.4		$20.95	5,650	5.3		$20.94

Restricted Stock
The Company has entered into various stock award agreements with certain key officers and directors. Certain of these awards are service-based having vesting periods ranging from 12 to 36 months, and such shares are issued at the date the awards are granted allowing the participants to exercise voting rights and receive dividends during the required service periods. The Company is recording expense for the awards that are expected to vest on a straightline basis over the vesting periods.
Certain other awards have been granted with vesting periods ranging from 32 to 60 months that also include performance requirements in order for the shares to vest. At the date of grant of such awards, the Company issues shares to the participants based on the number of shares that will be awarded if certain established performance targets are achieved allowing the participants to exercise voting rights and receive dividends during the required service periods. If the established performance targets are exceeded and the service requirements are met, additional shares would be issued and vested to participants based upon the formulas included in the award contracts. Based on nonvested awards outstanding to participants at December 31, 2006, the number of shares that could ultimately vest to participants could range from 0 shares to 1.0 million shares. The Company is recording expense for these awards over the vesting periods based on the Company’s current estimate of the number of shares that will vest considering the performance targets established in the award contracts and the Company’s best estimate of future company performance.
Based upon the shares issued under the stock awards discussed above at December 31, 2006, the total expected unrecognized compensation expense related to nonvested shares was $5.3 million. The Company expects that this expense will be recognized over a weighted average period of 1.63 years. The total fair value of shares vested during the year ended December 31, 2006 was $0.1 million. No shares vested during 2005 and 2004. Compensation expense for stock awards for the years ended December 31, 2006, 2005 and 2004 was $(0.1) million, $0.4 million and $0.5 million, respectively.
A summary of changes in the Company’s nonvested shares for the year follows. In the table below, share awards are included as granted based on the number of shares issued to participants at the date of grant as described above:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value

Nonvested balance at January 1, 2006	448	$22.40

Granted during the year	289	20.70
Vested during the year	(4)	21.65
Forfeited during the year	(28)	22.10

Nonvested balance at December 31, 2006	705	$21.72

NOTE 14 – OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM
During 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2006, Old National had issued 23,695 shares under this program.
NOTE 15 — SHAREHOLDERS’ EQUITY
STOCK DIVIDEND
No stock dividend was declared in 2006 or 2005. A 5% stock dividend was declared on December 9, 2004, and distributed on January 26, 2005, to the shareholders of record on January 5, 2005. The 5% stock dividend was issued from retained earnings and transferred to common stock and capital surplus. All share and per share amounts have been retroactively adjusted to reflect this stock dividend.
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on January 6, 2005, which increased the total authorized and unissued common shares reserved for issuance to 3.5 million. As of December 31, 2006, 3.5 million authorized and unissued common shares were reserved for issuance under the plan.
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
NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of certain financial instruments are required to be disclosed when it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each type of financial instrument.
CASH, DUE FROM BANKS, FEDERAL FUNDS SOLD AND RESELL AGREEMENTS AND MONEY MARKET INVESTMENTS
For these instruments, the carrying amounts approximate fair value.
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
RESIDENTIAL LOANS HELD FOR SALE
The fair value of residential loans held for sale is based on market prices of similar loans. A portion of the residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133. The loans’ carrying bases reflects the effects of the SFAS No. 133 adjustments.
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
SHORT-TERM BORROWINGS
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value.
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
The estimated carrying and fair values of Old National’s financial instruments as of December 31 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value

2006
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$497,905	$497,905
Investment securities available-for-sale	2,175,163	2,175,163
Investment securities held-to-maturity	162,138	157,720
Federal Home Loan Bank stock	38,809	38,809
Residential loans held for sale	16,634	16,636
Loans, net	4,632,213	4,616,848
Accrued interest receivable	53,344	53,344
Derivative assets	6,825	6,825

Financial Liabilities
Deposits	$6,321,494	$6,303,557
Short-term borrowings	312,911	312,911
Other borrowings	747,545	752,873
Accrued interest payable	27,277	27,277
Derivative liabilities	27,183	27,183
Standby letters of credit	456	456

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,287

2005
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$402,416	$402,416
Investment securities available-for-sale	2,300,066	2,300,066
Investment securities held-to-maturity	166,799	161,252
Federal Home Loan Bank stock	49,608	49,608
Residential loans held for sale	43,804	43,804
Loans, net	4,814,980	4,764,859
Accrued interest receivable	55,658	55,658
Derivative assets	4,178	4,178

Financial Liabilities
Deposits	$6,465,636	$6,447,985
Short-term borrowings	302,765	302,765
Other borrowings	954,925	977,314
Accrued interest payable	24,257	24,257
Derivative liabilities	35,500	35,500
Standby letters of credit	531	531

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,523

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the derivative financial instruments utilized by Old National at December 31:

	2006			2005
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Fair Value Derivatives
Receive fixed interest rate swaps	$724,609	$—	$(20,430)	$717,346	$—	$(21,487)
Pay fixed interest rate swaps	—	—	—	20,000	245	—
Forward mortgage loan contracts	16,266	43	—	42,650	—	(357)
Stand Alone Derivatives
Receive fixed interest rate swaps	—	—	—	445,071	678	(10,774)
Interest rate lock commitments	17,750	7	—	26,012	47	—
Forward mortgage loan contracts	17,682	22		10,833	326	—
Matched Customer Derivatives
Customer interest rate swaps	417,132	4,269	(1,866)	251,383	1,018	(1,766)
Counterparty interest rate swaps	417,132	1,866	(4,269)	251,383	1,766	(1,018)
Customer interest rate cap & collars	5,459	20	(11)	11,089	83	(15)
Counterparty interest rate cap & collars	5,459	11	(20)	11,089	15	(83)
Customer commodity swaps	13,426	587	—	—	—	—
Counterparty commodity swaps	13,426	—	(587)	—	—	—

Total	$1,648,341	$6,825	$(27,183)	$1,786,856	$4,178	$(35,500)

As of December 31, 2005, Old National had receive-fixed interest rate swaps on certain of its brokered certificates of deposit and junior subordinated debt which are included with the stand-alone hedges. Certain of these derivative instruments, having a notional amount of $162.8 million, were terminated in the first quarter of 2006 with the remainder re-designated as fair value hedges on January 24, 2006.
Old National has interest rate contracts that are an exchange of interest payments with no effect on the principal amounts of the underlying hedged assets or liabilities. For fair value hedges on liabilities, Old National pays the counterparty a variable rate based on LIBOR and receives fixed rates ranging from 2.75% to 7.03% as of December 31, 2006.
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
Old National enters into various derivative contracts with its clients, which include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Old National offsets the exposure of these derivatives by entering into an offsetting third-party contract with reputable counterparties with matching terms, which are offset through earnings. Contracts are carried at fair value with changes recorded as a component of other noninterest income. Old National does not assume any interest rate risk associated with these contracts.

NOTE 18 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, various legal actions and proceedings, which are being vigorously defended, are pending against Old National and its affiliates. Management does not believe any of these claims will have a material impact on Old National’s results of operations.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. In December 2006, Old National entered into a sale leaseback agreement for its three main buildings in downtown Evansville, Indiana. Old National sold assets with a carrying value of $69.9 million, received approximately $79.0 million in cash and incurred $0.4 million of selling costs. The $8.7 million deferred gain will be amortized over the term of the lease. The agreement requires rent payments of approximately $6.6 million per year over the next 23 years. Total rental expense was $5.1 million in 2006, $5.4 million in 2005 and $5.9 million in 2004. The following is a summary of future minimum lease commitments as of December 31, 2006:

(dollars in thousands)

2007	$11,450
2008	11,282
2009	11,003
2010	10,595
2011	9,991
Thereafter	141,549

Total	$195,870

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.165 billion, commercial letters of credit of $40 thousand and standby letters of credit of $121.7 million at December 31, 2006. At December 31, 2005, loan commitments were $1.317 billion, commercial letters of credit were $55 thousand and standby letters of credit were $141.6 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2006 and 2005, the balance of the allowance for unfunded loan commitments was $4.8 million and $4.4 million, respectively.
At December 31, 2006 and 2005, Old National had credit extensions of $75.4 million and $88.1 million, respectively with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2006 and 2005, the unsecured portion was $20.9 million and $32.9 million respectively.
NOTE 19 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract with the counterparties. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2006, the notional amount of standby letters of credit was $121.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.

NOTE 20 — REGULATORY RESTRICTIONS
RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31 were $46.3 million in 2006 and $45.9 million in 2005.
RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. As of December 31, 2006, Old National Bank had $8.5 million available for distribution to the holding company without prior regulatory approval. In addition, at December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The holding company will use the cash for the purchase of St. Joseph Capital Corporation, which will close during the first quarter of 2007.
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
At December 31, 2006, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized. To be categorized as well-capitalized, the bank subsidiary must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios.

The following table summarizes capital ratios for Old National and its bank subsidiary as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

2006
Total capital to risk-weighted assets
Old National Bancorp	$824,389	14.47%	$455,646	8.00%	$	N/A	N/A	%
Old National Bank	835,627	14.87	449,551	8.00		561,939	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	633,177	11.12	227,823	4.00		N/A	N/A
Old National Bank	645,357	11.48	224,776	4.00		337,163	6.00
Tier 1 capital to average assets
Old National Bancorp	633,177	8.01	316,295	4.00		N/A	N/A
Old National Bank	645,357	8.25	234,734	3.00		391,223	5.00

2005
Total capital to risk-weighted assets
Old National Bancorp	$860,083	14.40%	$477,819	8.00%	$	N/A	N/A	%
Old National Bank	869,002	14.76	470,962	8.00		588,703	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	635,318	10.64	238,909	4.00		N/A	N/A
Old National Bank	645,297	10.96	235,481	4.00		353,222	6.00
Tier 1 capital to average assets
Old National Bancorp	635,318	7.67	331,195	4.00		N/A	N/A
Old National Bank	645,297	7.88	245,808	3.00		409,680	5.00

NOTE 21 — PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National Bancorp:
OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2006	2005

Assets
Deposits in affiliate bank	$56,766	$305
Securities — available-for-sale, at fair value	—	1,354
Investment in affiliates:
Banking subsidiaries	702,951	706,383
Non-banks	74,904	78,324
Advances to affiliates	—	57,349
Other assets	65,003	70,911

Total assets	$899,624	$914,626

Liabilities and Shareholders’ Equity
Other liabilities	$1,805	$9,852
Other borrowings	255,450	254,876
Shareholders’ equity	642,369	649,898

Total liabilities and shareholders’ equity	$899,624	$914,626

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004

Income
Dividends from affiliates	$90,200	$87,750	$72,400
Other income	3,441	(10,646)	5,893
Other income from affiliates	31,731	31,727	41,437

Total income	125,372	108,831	119,730

Expense
Interest on borrowings	16,239	16,519	16,003
Other expenses	33,438	34,454	48,959

Total expense	49,677	50,973	64,962

Income before income taxes and equity in undistributed earnings of affiliates	75,695	57,858	54,768
Income tax benefit	(7,849)	(3,033)	(7,905)

Income before equity in undistributed earnings of affiliates	83,544	60,891	62,673
Equity in undistributed earnings of affiliates	(4,171)	2,873	391

Net Income	$79,373	$63,764	$63,064

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004

Cash Flows From Operating Activities
Net income	$79,373	$63,764	$63,064

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	206	334	469
Stock option expense	729	—	—
Restricted stock expense (benefit)	(17)	—	468
(Gain) loss on derivatives	(197)	3,436	(10,790)
Net (gains) losses on sales of premises and equipment	59	(12)	(12)
(Increase) decrease in other assets	6,551	26,892	(8,838)
(Decrease) increase in other liabilities	(8,123)	(11,637)	2,277
Equity in undistributed earnings of affiliates	4,171	(2,873)	(391)

Total adjustments	3,379	16,140	(16,817)

Net cash flows provided by operating activities	82,752	79,904	46,247

Cash Flows From Investing Activities
Purchases and adjustments to purchase prices of subsidiaries	(75)	—	(857)
Proceeds from sales of investment securities available-for-sale	846	33,463	—
Net payments from (advances to) affiliates	57,349	(2,828)	28,084
Proceeds from sales of premises and equipment	—	12	107
Purchases of premises and equipment	(171)	(110)	(287)

Net cash flows provided by investing activities	57,949	30,537	27,047

Cash Flows From Financing Activities
Payments for maturities on other borrowings	—	(50,000)	(3,200)
Proceeds from issuance of other borrowings	—	50,000	—
Cash dividends paid	(55,574)	(51,690)	(50,275)
Common stock repurchased	(29,427)	(63,902)	(32,664)
Common stock reissued under stock option, restricted stock and stock purchase plans	761	5,193	12,926

Net cash flows (used in) financing activities	(84,240)	(110,399)	(73,213)

Net increase in cash and cash equivalents	56,461	42	81
Cash and cash equivalents at beginning of period	305	263	182

Cash and cash equivalents at end of period	$56,766	$305	$263

NOTE 22 – SEGMENT INFORMATION
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
Summarized financial information concerning segments is shown in the following table for the years ended December 31.
SEGMENT INFORMATION

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

2006
Net interest income	$233,526	$(15,416)	$(5,393)	$212,717
Provision for loan losses	7,639	(639)	—	7,000
Noninterest income	72,290	10,156	71,345	153,791
Noninterest expense	193,423	3,654	67,484	264,561
Income (loss) before income taxes	104,754	(8,275)	(1,532)	94,947
Income tax expense (benefit)	25,264	(9,220)	(470)	15,574
Segment profit (loss)	79,490	945	(1,062)	79,373
Total assets	4,932,483	3,089,101	127,931	8,149,515

2005
Net interest income	$257,898	$(24,777)	$(13,969)	$219,152
Provision for loan losses	23,212	(112)	—	23,100
Noninterest income	73,648	4,327	81,923	159,898
Noninterest expense	196,983	2,940	62,184	262,107
Income (loss) before income taxes and discontinued operations	111,351	(23,278)	5,770	93,843
Income tax expense (benefit)	30,035	(16,596)	1,815	15,254
Loss from discontinued operations, net of income tax benefit	—	—	(14,825)	(14,825)
Segment profit (loss)	81,316	(6,682)	(10,870)	63,764
Total assets	5,199,243	3,074,379	218,400	8,492,022

2004
Net interest income	$275,013	$(28,972)	$(14,284)	$231,757
Provision for loan losses	22,189	211	—	22,400
Noninterest income	75,341	21,901	65,646	162,888
Noninterest expense	250,393	3,803	55,207	309,403
Income (loss) before income taxes and discontinued operations	77,772	(11,085)	(3,845)	62,842
Income tax expense (benefit)	17,978	(14,258)	(1,191)	2,529
Income from discontinued operations, net of income tax expense	—	—	2,751	2,751
Segment profit	59,794	3,173	97	63,064
Total assets	5,200,487	3,425,253	272,564	8,898,304

NOTE 23 – INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2006 and 2005.
INTERIM FINANCIAL DATA

(unaudited, dollars	Quarters Ended 2006				Quarters Ended 2005
and shares in thousands,	December	September	June	March	December	September		June	March
except per share data )	31	30	30	31	31	30		30	31

Interest income	$114,402	$114,001	$113,711	$109,599	$109,554	$107,911		$105,006	$102,768
Interest expense	62 ,730	61,693	59,313	55,260	55,946	52,245		50,325	47,571

Net interest income	51,672	52,308	54,398	54,339	53,608	55,666		54,681	55,197
Provision for loan losses	—	—	3,500	3,500	6,000	6,000		6,000	5,100
Noninterest income	37,552	36,563	36,807	42,869	45,662	34,460		46,518	33,258
Noninterest expense	69,512	62,872	63,690	68,487	69,848	62,002		63,901	66,356

Income before income taxes and discontinued operations	19,712	25,999	24,015	25,221	23,422	22,124		31,298	16,999
Income tax expense	2,209	4,985	3,828	4,552	3,962	3,248		6,601	1,443

Income from continuing operations	$17,503	$21,014	$20,187	$20,669	$19,460	$18,876		$24,697	$15,556
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	(14,383)		542	(984)

Net income	$17,503	$21,014	$20,187	$20,669	$19,460	$4,493		$25,239	$14,572

Net income per share :
Basic	$0.27	$0.32	$0.30	$0.31	$0.29	$0.07	(1)	$0.37	$0.21	(2)
Diluted	0.27	0.32	0.30	0.31	0.28	0.07	(1)	0.37	0.21	(2)

Average shares
Basic	65,797	65,823	66,283	67,016	67,323	68,011		68,471	68,589
Diluted	65,868	65,852	66,353	67,317	67,591	68,331		68,488	68,787

(1)	Includes $0.21 loss per share from discontinued operations related to the divestiture of J. W. Terrill Insurance Agency and Fund Evaluation Group in the third quarter of 2005.

(2)	Includes $0.01 loss per share from discontinued operations.
NOTE 24 – SUBSEQUENT EVENT
On February 1, 2007, the Company completed its acquisition of St. Joseph Capital Corporation (“St. Joseph”), a banking franchise headquartered in Mishawaka, Indiana, with approximately $450 million in assets. Pursuant to the merger agreement, the shareholders of St. Joseph received $40.00 in cash for each share of St. Joseph stock in an all-cash transaction valued at approximately $78 million. The purchase price was funded with the proceeds of a dividend of $76.0 million paid by Old National Bank to the parent company in January 2007. The acquisition was approved by the Federal Reserve Bank of St. Louis on January 11, 2007. At the acquisition date, assets acquired included $336.6 million of loans and $78.6 million of securities while liabilities assumed include $357.3 million of deposits. The Company believes the purchase of St. Joseph is a natural extension of its Indiana franchise and is consistent with Old National’s growth market expansion strategy. The acquisition will serve as a platform for future expansion into northern Indiana.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of disclosure controls and procedures. Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this annual report on Form 10-K, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Refer to Item 8 for “Management’s Report on Internal Control over Financial Reporting.”
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006. The applicable information appearing in the Proxy Statement for the 2007 annual meeting is incorporated by reference.
Old National has adopted a code of ethics that applies to Old National’s principal executive officer, principal financial officer and principal accounting officer. The text of the code of ethics is available on Old National’s Internet website at www.oldnational.com or in print to any shareholder who requests it. Old National intends to post information regarding any amendments to, or waivers from, its code of ethics on its Internet website.
ITEM 11. EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006. The applicable information appearing in our Proxy Statement for the 2007 annual meeting is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006. The applicable information appearing in the Proxy Statement for the 2007 annual meeting is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006. The applicable information appearing in the Proxy Statement for the 2007 annual meeting is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006. The applicable information appearing in the Proxy Statement for the 2007 annual meeting is incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Income—Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity—Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows—Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number
3 (i)	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3(ii)	By-Laws of Old National, amended and restated effective July 27, 2006 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2006).

4	Instruments defining rights of security holders, including indentures

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

Exhibit
Number
4.5		Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10		Material contracts

	(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

	(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

	(i)	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

	(j)	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

	(k)	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

	(l)	Release and Separation agreement between Old National and Michael R. Hinton (incorporated by reference to Exhibit 10.12 of Old National’s Report on Form 10-Q for the quarter ended June 30, 2006).*

Exhibit
Number
	(m)	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

	(n)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

	(o)	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

	(p)	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

	(q)	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*

	(r)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

	(s)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

	(t)	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

	(u)	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

	(v)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

	(w)	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, is filed herewith.*

	(x)	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates, is filed herewith.*

	(y)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates, is filed herewith.*

	(z)	Purchase and Sale Agreement dated December 20, 2006, between Old National Bancorp, Old National Bank, Old National Realty Company, Inc., ONB One Main Landlord, LLC, ONB 123 Main Landlord, LLC, and ONB 4th Street Landlord, LLC, is filed herewith.

	(aa)	Lease Agreement, dated December 20 , 2006 between ONB One Main Landlord, LLC and Old National Bank, is filed herewith.

Exhibit
Number
	(ab)	Lease Agreement, dated December 20 , 2006 between ONB 123 Main Landlord, LLC and Old National Bank, is filed herewith.

	(ac)	Lease Agreement, dated December 20 , 2006 between ONB 4th Street Landlord, LLC and Old National Bank, is filed herewith.

	(ad)	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006)

21		Subsidiaries of Old National Bancorp

23.1		Consent of PricewaterhouseCoopers LLP

23.2		Consent of Crowe Chizek and Company LLC

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones Robert G. Jones,	Date: March 1, 2007
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2007, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Larry E. Dunigan Larry E. Dunigan,
Chairman of the Board of Directors

By:	/s/ Niel C. Ellerbrook Niel C. Ellerbrook, Director

By:	/s/ Andrew E. Goebel Andrew E. Goebel, Director

By:	/s/ Phelps L. Lambert Phelps L. Lambert, Director

By:	/s/ Robert G. Jones Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marjorie Z. Soyugenc Marjorie Z. Soyugenc, Director

By:	/s/ Charles D. Storms Charles D. Storms, Director

By:	/s/ Christopher A. Wolking Christopher A. Wolking
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Joan M. Kissel Joan M. Kissel
Vice President and Corporate Controller
(Principal Accounting Officer)