Form 10-Q
period 2007-03-31
OLD NATIONAL BANCORP /IN/
filed 2007-05-10
CIK 707179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-15817

OLD NATIONAL BANCORP
(Exact name of Registrant as specified in its charter)

INDIANA	35-1539838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Main Street Evansville, Indiana	47708 (Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,423,000 shares outstanding at April 30, 2007.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet
	March 31, 2007 (unaudited), December 31, 2006 and March 31, 2006 (unaudited)	3

	Consolidated Statement of Income
	Three months ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Three months ended March 31, 2007 and 2006 (unaudited)	5

	Consolidated Statement of Cash Flows
	Three months ended March 31, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33

SIGNATURES		37
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2007	2006	2006
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$177,585	$210,303	$164,993
Federal funds sold and resell agreements	330,000	283,524	3,146
Money market investments	30,105	4,078	27,189

Total cash and cash equivalents	537,690	497,905	195,328
Investment securities – available-for-sale, at fair value
U.S. Government-sponsored agencies	582,901	680,149	581,504
Mortgage-backed securities	1,029,772	1,020,178	1,100,752
States and political subdivisions	267,030	273,325	486,588
Other securities	196,458	201,511	195,670

Investment securities – available-for-sale	2,076,161	2,175,163	2,364,514
Investment securities – held-to-maturity, at amortized cost (fair value $149,184, $157,720 and $153,102 respectively)	153,232	162,138	159,522
Federal Home Loan Bank stock, at cost	41,170	38,809	49,628
Residential loans held for sale	18,976	16,634	21,965
Loans:
Commercial	1,667,194	1,629,885	1,549,950
Commercial real estate	1,454,150	1,386,367	1,500,134
Residential real estate	560,780	484,896	512,342
Consumer credit, net of unearned income	1,199,108	1,198,855	1,247,077

Total loans	4,881,232	4,700,003	4,809,503
Allowance for loan losses	(71,330)	(67,790)	(76,809)

Net loans	4,809,902	4,632,213	4,732,694

Premises and equipment, net	54,123	122,865	195,148
Accrued interest receivable	49,908	53,344	55,787
Goodwill	159,850	113,350	113,350
Other intangible assets	34,533	20,813	22,449
Assets held for sale	70,322	—	—
Other assets	325,777	316,281	334,536

Total assets	$8,331,644	$8,149,515	$8,244,921

Liabilities
Deposits:
Noninterest-bearing demand	$859,402	$877,870	$820,107
Interest-bearing:
NOW	1,635,796	1,449,202	1,458,384
Savings	581,675	437,702	486,527
Money market	851,049	925,296	901,639
Time	2,681,814	2,631,424	2,551,431

Total deposits	6,609,736	6,321,494	6,218,088
Short-term borrowings	380,966	312,911	359,331
Other borrowings	592,473	747,545	895,776
Accrued expenses and other liabilities	107,798	125,196	129,353

Total liabilities	7,690,973	7,507,146	7,602,548

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,416, 66,503 and 67,409 shares issued and outstanding, respectively	66,416	66,503	67,409
Capital surplus	565,827	565,106	583,938
Retained earnings	28,699	35,873	18,674
Accumulated other comprehensive loss, net of tax	(20,271)	(25,113)	(27,648)

Total shareholders’ equity	640,671	642,369	642,373

Total liabilities and shareholders’ equity	$8,331,644	$8,149,515	$8,244,921

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2007	2006
Interest Income
Loans including fees:
Taxable	$79,663	$75,603
Nontaxable	5,252	4,593
Investment securities, available-for-sale:
Taxable	23,122	21,249
Nontaxable	3,103	5,461
Investment securities, held-to-maturity, taxable	1,831	1,787
Money market investments	3,341	906

Total interest income	116,312	109,599

Interest Expense
Deposits	50,321	39,950
Short-term borrowings	3,796	2,393
Other borrowings	10,393	12,917

Total interest expense	64,510	55,260

Net interest income	51,802	54,339
Provision for loan losses	2,445	3,500

Net interest income after provision for loan losses	49,357	50,839

Noninterest Income
Wealth management fees	4,892	5,179
Service charges on deposit accounts	10,233	9,903
ATM fees	3,176	2,846
Mortgage banking revenue	956	1,208
Insurance premiums and commissions	10,639	10,964
Investment product fees	2,856	2,257
Bank-owned life insurance	2,221	2,101
Net securities losses	(2,667)	(147)
Gain on derivatives	14	1,615
Gain on branch divestiture	—	3,036
Loss on extinguishment of debt	(1,234)	—
Other income	2,437	3,907

Total noninterest income	33,523	42,869

Noninterest Expense
Salaries and employee benefits	41,348	41,322
Occupancy	6,360	5,214
Equipment	3,056	3,378
Marketing	2,349	2,297
Data processing	5,054	4,605
Communication	2,383	2,317
Professional fees	1,956	1,967
Loan expense	1,187	1,350
Supplies	1,027	842
Other losses	2,420	613
Other expense	4,659	4,582

Total noninterest expense	71,799	68,487

Income before income taxes	11,081	25,221
Income tax expense	291	4,552

Net income	$10,790	$20,669

Net income per common share
Basic net income per share	$0.16	$0.31
Diluted net income per share	0.16	0.31

Weighted average number of common shares outstanding
Basic	65,806	67,016
Diluted	65,863	67,317

Dividends per common share	$0.22	$0.21
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898
Net income	—	—	—	20,669	—	20,669	$20,669
Unrealized net securities losses, net of $(4,420) tax	—	—	—	—	(6,075)	(6,075)	(6,075)
Reclassification adjustment for securities losses included in net income, net of $62 tax	—	—	—	—	85	85	85
Reclassification adjustment on cash flow hedges, net of $63 tax	—	—	—	—	97	97	97
Cash dividends	—	—	—	(14,069)	—	(14,069)
Stock repurchased	(449)	(449)	(9,044)	—	—	(9,493)
Stock issued under stock option, restricted stock and stock purchase plans	209	209	1,052	—	—	1,261

Balance, March 31, 2006	67,409	$67,409	$583,938	$18,674	$(27,648)	$642,373	$14,776

Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369
Net income	—	—	—	10,790	—	10,790	$10,790
Unrealized net securities gains, net of $2,124 tax	—	—	—	—	3,144	3,144	3,144
Reclassification adjustment for securities losses included in net income, net of $1,076 tax	—	—	—	—	1,591	1,591	1,591
Reclassification adjustment on cash flow hedges, net of $69 tax	—	—	—	—	107	107	107
Adjustment to initially apply FASB interpretation No. 48	—	—	—	(3,368)	—	(3,368)
Adjustment for adoption of EITF No. 06-5	—	—	—	(118)	—	(118)
Cash dividends	—	—	—	(14,478)	—	(14,478)
Stock issued (forfeited) under stock option, restricted stock and stock purchase plans	(87)	(87)	169	—	—	82
Adjustment for St. Joseph Capital Corp. stock options	—	—	552	—	—	552

Balance, March 31, 2007	66,416	$66,416	$565,827	$28,699	$(20,271)	$640,671	$15,632

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Net income	$10,790	$20,669

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,687	3,483
Amortization of other intangible assets and goodwill impairment	743	611
Net discount accretion on investment securities	(597)	(305)
Restricted stock expense	165	616
Stock option expense	66	21
Provision for loan losses	2,445	3,500
Net securities losses	2,667	147
Gain on branch divestiture	—	(3,036)
Gain on derivatives	(14)	(1,615)
Net (gains) losses on sales and write-downs of loans and other assets	711	(124)
Loss on retirement of debt	1,234	—
FHLB stock dividend	—	(19)
Earnings on company owned life insurance	(2,221)	(2,101)
Residential real estate loans originated for sale	(70,885)	(45,911)
Proceeds from sale of residential real estate loans	69,374	68,554
(Increase) decrease in interest receivable	5,659	(218)
(Increase) decrease in other assets	8,510	(21,435)
Increase (decrease) in accrued expenses and other liabilities	(27,506)	15,210

Total adjustments	(6,962)	17,378

Net cash flows provided by operating activities	3,828	38,047

Cash Flows From Investing Activities
Cash and cash equivalents of acquired subsidiaries	17,429	—
Purchase of subsidiaries	(78,109)	—
Purchases of investment securities available-for-sale	(268,730)	(148,652)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	306,612	70,154
Proceeds from sales of investment securities available-for-sale	145,470	3,960
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	8,645	7,056
Proceeds from redemption of FHLB stock	758	—
Proceeds from branch divestiture	—	10,511
Proceeds from sale of loans	3,876	—
Net principal collected from loan customers	139,290	50,875
Proceeds from sale of premises and equipment and other assets	328	515
Purchase of premises and equipment	(2,568)	(1,787)

Net cash flows provided by (used in) investing activities	273,001	(7,368)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(57,767)	(70,831)
Savings, NOW and money market deposits	(4,042)	(128,913)
Time deposits	(11,936)	(20,414)
Short-term borrowings	54,736	56,566
Payments for maturities on other borrowings	(16,072)	(51,237)
Payments related to retirement of debt	(187,485)	—
Cash dividends paid	(14,478)	(14,069)
Common stock repurchased	—	(9,493)
Common stock issued under stock option, restricted stock and stock purchase plans	—	624

Net cash flows used in financing activities	(237,044)	(237,767)

Net increase (decrease) in cash and cash equivalents	39,785	(207,088)
Cash and cash equivalents at beginning of period	497,905	402,416

Cash and cash equivalents at end of period	$537,690	$195,328

Total interest paid	$62,153	$52,247
Total taxes paid (net of refunds)	$5,633	$(359)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments and unrecognized tax positions are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2007 and 2006, and December 31, 2006, and the results of its operations for the three months ended March 31, 2007 and 2006. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2006.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2007 presentation. Such reclassifications had no effect on net income.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
FASB Interpretation No. 48 – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007. The impact of adopting FIN 48 is discussed in Note 14 to the consolidated financial statements.
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
EITF 06-5 – In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. EITF 06-5 became effective for the Company on January 1, 2007 and resulted in a $0.1 million reduction to retained earnings.
NOTE 3 – ACQUISITION
On February 1, 2007, Old National acquired St. Joseph Capital Corporation (''St. Joseph’’), a banking franchise headquartered in Mishawaka, Indiana, for $78.1 million, including acquisition costs. Pursuant to the merger agreement, the shareholders of St. Joseph received $40.00 in cash for each share of St. Joseph stock in an all-cash transaction. The purchase price was funded with the proceeds of a dividend of $76.0 million paid by Old National Bank to the parent company in January 2007. Goodwill of $46.5 million was recorded, of which none is deductible for tax purposes. In addition, intangible assets totaling $14.5 million related to core deposits and customer relationships were recorded and are being amortized over 10 to 11 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, unaudited financial statements of St. Joseph showed assets of $452.9 million, which included $336.6 million of loans and $78.6 million of securities, $357.3 million of deposits and year-to-date net interest income and other income of $0.8 million and net loss of $3.3 million.

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
The following table reconciles basic and diluted net income per share for the three months ended March 31:

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	March 31, 2007			March 31, 2006
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from operations	$10,790	65,806	$0.16	$20,669	67,016	$0.31

Effect of dilutive securities:
Restricted stock		27			172
Stock options		30			129

Diluted Net Income Per Share
Income from operations and assumed conversions	$10,790	65,863	$0.16	$20,669	67,317	$0.31

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2007 and December 31, 2006 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2007
Available-for-sale
U.S. Government-sponsored agencies	$584,635	$2,274	$(4,008)	$582,901
Mortgage-backed securities	1,054,809	2,222	(27,258)	1,029,773
States and political subdivisions	258,823	8,316	(110)	267,029
Other securities	197,605	1,150	(2,297)	196,458

Total available-for-sale securities	$2,095,872	$13,962	$(33,673)	$2,076,161

Held-to-maturity
Mortgage-backed securities	$122,310	$—	$(3,793)	$118,517
Other securities	30,922	—	(255)	30,667

Total held-to-maturity securities	$153,232	$—	$(4,048)	$149,184

December 31, 2006
Available-for-sale
U.S. Government-sponsored agencies	$685,809	$1,881	$(7,541)	$680,149
Mortgage-backed securities	1,049,712	1,733	(31,267)	1,020,178
States and political subdivisions	264,343	9,095	(113)	273,325
Other securities	202,945	1,384	(2,818)	201,511

Total available-for-sale securities	$2,202,809	$14,093	$(41,739)	$2,175,163

Held-to-maturity
Mortgage-backed securities	$126,800	$—	$(4,312)	$122,488
Other securities	35,338	—	(106)	35,232

Total held-to-maturity securities	$162,138	$—	$(4,418)	$157,720

During the first quarter of 2007, proceeds from the sales of investment securities available-for-sale were $145.5 million, resulting in a loss of $2.7 million.
At March 31, 2007, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 7 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At March 31, 2007 and December 31, 2006, Old National had residential loans held for sale of $19.0 million and $16.6 million, respectively. As of March 31, 2007 and December 31, 2006, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.

NOTE 8 — ALLOWANCE FOR LOAN LOSSES
The following summarizes the changes in the allowance for loan losses:

	Three months ended
	March 31,
(dollars in thousands)	2007	2006
Balance, January 1	$67,790	$78,847
Additions:
Provision charged to expense	2,445	3,500
Allowance of acquired bank	5,699	—
Deductions:
Loans charged-off	7,704	7,395
Recoveries	(3,100)	(1,857)

Net charge-offs	4,604	5,538

Balance, March 31	$71,330	$76,809

The following presents information regarding the period-end balances of impaired loans:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Impaired loans without a valuation allowance	$13,705	$11,833
Impaired loans with a valuation allowance	38,237	20,476

Total impaired loans	$51,942	$32,309

Allowance for loan losses related to impaired loans	$15,760	$7,080

For the three months ended March 31, 2007 and 2006, the average balance of impaired loans was $42.1 million and $38.9 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2007 and 2006:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	46,500	—	46,500

Balance, March 31, 2007	$119,977	$39,873	$159,850

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior period	—	75	75

Balance, March 31, 2006	$73,477	$39,873	$113,350

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2006 and determined that no impairment existed as of this date. Old National recorded $46.5 million of goodwill associated with the acquisition of St. Joseph Capital Corporation during the first quarter of 2007.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2007 and December 31, 2006 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
March 31, 2007
Amortized intangible assets:
Core deposit	$15,623	$(4,831)	$10,792
Customer business relationships	25,553	(6,161)	19,392
Customer loan relationships	4,416	(67)	4,349

Total intangible assets	$45,592	$(11,059)	$34,533

December 31, 2006
Amortized intangible assets:
Core deposit	$5,574	$(4,615)	$959
Customer business relationships	25,553	(5,699)	19,854

Total intangible assets	$31,127	$(10,314)	$20,813

Other intangible assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized on a straight-line or accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation during the first quarter of 2007. Total amortization expense associated with other intangible assets for the three months ended March 31 was $0.7 million in 2007 and $0.6 million in 2006.
Estimated amortization expense for the future years is as follows:

(dollars in thousands)
2007 remaining	$2,568
2008	3,298
2009	3,174
2010	3,026
2011	2,919
Thereafter	19,548

Total	$34,533

NOTE 10 – ASSETS HELD FOR SALE
In March, 2007, Old National committed to a plan to sell eighty-four bank branch properties to an unrelated party for $198.7 million and to lease them back pursuant to individual ten, fifteen, and twenty-three year triple-net leases. The letter of intent will be executed in May 2007, and the transaction is expected to close during the third quarter. These assets are reported as held for sale at historical cost of $68.0 million. The $130.7 million gain will be deferred and amortized over the terms of the individual leases.
Also included in assets held for sale were four branch buildings associated with locations that were closed and consolidated into more profitable financial centers during the quarter.

The carrying amounts of the classes of assets included as held for sale were as follows at March 31, 2007:

(dollars in thousands)
Assets held for sale:
Land	$21,637
Building and improvements	101,284

Total	122,921
Accumulated depreciation	(52,599)

Assets held for sale — net	$70,322

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at March 31, 2007, and December 31, 2006:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturing August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 8.40%) maturing April 2032 to March 2035	108,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(3,902)	(4,549)
Old National Bank:
Securities sold under agreements to repurchase	—	74,000
Federal Home Loan Bank advances (fixed rates 4.84% to 8.34%) maturing May 2008 to January 2023	129,430	219,493
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	50,000	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,453	4,461
SFAS 133 fair value hedge and other basis adjustments	(5,508)	(5,860)

Total other borrowings	$592,473	$747,545

Contractual maturities of other borrowings at March 31, 2007, were as follows:

(dollars in thousands)
Due in 2007	$10,026
Due in 2008	153,037
Due in 2009	2,040
Due in 2010	75,043
Due in 2011	150,046
Thereafter	211,691
SFAS 133 fair value hedge and other basis adjustments	(9,410)

Total	$592,473

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.20% and 5.37% at March 31, 2007, and December 31, 2006, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
SUBORDINATED BANK NOTES
Subordinated bank notes qualify as Tier 2 Capital for regulatory purposes, subject to certain limitations, and are in accordance with the senior and subordinated global bank note program in which Old National Bank may issue and sell up to a maximum of $1 billion. Notes issued by Old National Bank under the global note program are not obligations of, or guaranteed by, Old National Bancorp.
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
During February 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities have a cumulative annual distribution rate of 6.27% until March 2010 when it will carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after September 30, 2008 (for debentures owned by St. Joseph Capital Trust I) and on or after March 31, 2010 (for debentures owned by St. Joseph Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events.
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

At March 31, 2007, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2007 remaining	$278
2008	371
2009	390
2010	390
2011	390
Thereafter	12,094

Total minimum lease payments	13,913
Less amounts representing interest	9,460

Present value of net minimum lease payments	$4,453

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
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
Old National does not expect to contribute any cash to these pension plans in 2007, except $0.7 million to cover future benefit payments from the Restoration Plan.
The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Service cost	$—	$—
Interest cost	593	708
Expected return on plan assets	(822)	(860)
Amortization of prior service cost	—	—
Recognized actuarial loss	219	299
Settlement	300	360

Net periodic benefit cost	$290	$507

NOTE 13 — STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At March 31, 2007, 6.5 million shares were outstanding under the plan, including 5.9 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised or released, and 0.6 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers.

Stock Options
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first three months of 2007 as compared to $0.1 million for the first three months of 2006. The Company granted 218,100 stock options during 2007 and substituted 47,604 St. Joseph stock options for Old National stock options in connection with its acquisition of St. Joseph. Using the Black-Scholes option pricing model, the Company estimated the fair value of the stock options granted during 2007 to be $0.5 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 15.3%; a risk free interest rate of 4.85%; an expected option term of six years; a 4.23% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Restricted Stock
Old National recorded expense of $0.1 million, net of tax benefit, during the first three months of 2007, compared to expense of $0.4 million during the first three months of 2006 related to the vesting of restricted share awards. Included in the first three months of 2007 is the reversal of $0.7 million of expense associated with certain performance-based restricted stock grants.
The Company granted 122 thousand shares of performance based restricted stock awards to certain key officers during 2007, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 50 thousand time-based restricted stock awards to certain key officers during 2007, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2007, unrecognized compensation expense was estimated to be $7.1 million for unvested restricted share awards.
NOTE 14 — INCOME TAXES
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and, as the cumulative effect of applying its provisions, recognized a $3.4 million reduction to the balance of retained earnings on that date with a corresponding decrease in deferred tax assets which are reported as other assets on the balance sheet. The amount of unrecognized tax benefits as of January 1, 2007 totaled $10.3 million, all of which, if recognized, would affect the effective tax rate. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. As of January 1, 2007, $2.7 million in interest, and no penalties, had been accrued on the Company’s balance sheet .
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The company is currently under audit by the Internal Revenue Service for the years 2003 and 2004. The federal statute of limitations has been extended on 2002 as a part of this audit and remains open currently. It is likely that the examination phase of this audit will conclude in 2007. It is possible that a reduction in unrecognized tax benefits will occur upon completion of the audit, however, the amount of any possible reduction can not be estimated at this time.
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2007	2006
Provision at statutory rate of 35%	$3,878	$8,827
Tax-exempt income	(3,516)	(4,129)
Other, net	(71)	(146)

Income tax expense	$291	$4,552

Effective tax rate	2.6%	18.0%

For the three months ended March 31, 2007, the effective tax rate on income from continuing operations was lower than for the three months ended March 31, 2006. The lower effective tax rate resulted from a higher percentage of tax-exempt income to income before income taxes compared to the three months ended March 31, 2006.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
The following table summarizes the derivative financial instruments utilized by Old National:

	March 31, 2007			December 31, 2006
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Receive fixed interest rate swaps	$384,888	$—	$(7,271)	$724,609	$—	$(20,430)
Forward mortgage loan contracts	18,800	—	(6)	16,266	43	—
Stand Alone Derivatives
Receive fixed interest rate swaps	16,620	—	(55)	—	—	—
Interest rate lock commitments	21,826	40	—	17,750	7	—
Forward mortgage loan contracts	20,365	7	—	17,682	22	—
Matched Customer Hedges
Customer interest rate swaps	434,798	4,992	(1,284)	417,132	4,269	(1,866)
Counterparty interest rate swaps	434,798	1,284	(4,992)	417,132	1,866	(4,269)
Customer interest rate cap & collars	4,164	18	(7)	5,459	20	(11)
Counterparty interest rate cap & collars	4,164	7	(18)	5,459	11	(20)
Customer commodity swaps	13,426	176	(106)	13,426	587	—
Counterparty commodity swaps	13,426	106	(176)	13,426	—	(587)

Total	$1,367,275	$6,630	$(13,915)	$1,648,341	$6,825	$(27,183)

As of December 31, 2006, Old National had receive-fixed interest rate swaps on certain of its retail certificates of deposit and subordinated debt. Certain of these derivative instruments, having a notional amount of $323.1 million, were terminated in the first quarter of 2007 and a notional amount of $16.6 million were dedesignated and included as stand-alone derivatives on March 1, 2007.
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
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.244 billion, commercial letters of credit of $75 thousand and standby letters of credit of $122.9 million at March 31, 2007. At December 31, 2006, loan commitments were $1.165 billion, commercial letters of credit were $40 thousand and standby letters of credit were $121.7 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of March 31, 2007.

At March 31, 2007 and December 31, 2006, Old National had credit extensions of $69.4 million and $75.4 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2007 and December 31, 2006, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $51.1 million and $54.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2007, the notional amount of standby letters of credit was $122.9 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.
NOTE 18 — SEGMENT INFORMATION
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

The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended March 31, 2007
Net interest income	$55,066	$(2,637)	$(627)	$51,802
Provision for loan losses	1,979	466	—	2,445
Noninterest income	17,417	(1,953)	18,059	33,523
Noninterest expense	54,101	342	17,356	71,799
Income (loss) before income taxes	16,403	(5,398)	76	11,081
Income tax expense (benefit)	3,000	(2,731)	22	291
Segment profit (loss)	13,403	(2,667)	54	10,790
Total assets	5,152,032	3,052,898	126,714	8,331,644

Three months ended March 31, 2006
Net interest income	$61,923	$(4,713)	$(2,871)	$54,339
Provision for loan losses	3,298	202	—	3,500
Noninterest income	17,446	3,483	21,940	42,869
Noninterest expense	50,559	607	17,321	68,487
Income (loss) before income taxes	25,512	(2,039)	1,748	25,221
Income tax expense (benefit)	6,579	(2,585)	558	4,552
Segment profit (loss)	18,933	546	1,190	20,669
Total assets	5,005,827	3,031,667	207,427	8,244,921

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three months ended March 31, 2007 and 2006, and financial condition as of March 31, 2007, compared to March 31, 2006, and December 31, 2006. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
On February 1, 2007, Old National closed on its purchase of St. Joseph Capital Corporation (“St. Joseph”), a banking franchise headquartered in Mishawaka, Indiana. This is Old National’s first bank acquisition in seven years and leads the Company’s entry into the higher growth markets of Northern Indiana.
In conjunction with the acquisition, the Company focused on balance sheet restructuring and reducing operating expenses during the quarter. This restructuring included a reduction of the investment portfolio, the early extinguishment of certain debt, and the consolidation of select branches with low growth potential into other Old National financial centers within close proximity. In addition, there were personnel reductions in select areas related to productivity improvement projects which are currently under way. These actions are designed to address the Company’s operating challenges which are to successfully integrate St. Joseph, to mitigate the margin pressure resulting from the competitive Midwest environment in which the Company operates, and to contain expense.
Subsequent to quarter-end, management executed a letter of intent to sell and leaseback substantially all of the bank’s financial center locations. Reducing these non-earning assets will allow the Company to deploy the cash proceeds into interest earning assets or to pay-down higher cost borrowings. Occupancy expense will increase as a result of the transaction, however, management believes that margin and overall earnings should improve.
Old National continues to focus on its key strategic initiatives: (1) strengthen the risk profile; (2) enhance management discipline; and (3) achieve consistent quality earnings.
Fundamental credit quality remains stable to improved. Nonperforming loans totaled 1.23% of total loans at March 31, 2007, up from 0.88% at December 31, 2006. The increase is primarily due to the acquisition of St. Joseph Capital Corporation. The allowance for loan losses equaled 1.46% of total loans at March 31, 2007, compared to 1.44% at December 31, 2006 and 1.59% at March 31, 2006. Net charge-offs were 0.38% of average loans in the first quarter of 2007 compared to 0.46% in the first quarter of 2006.
Loan and deposit growth remains challenging. Total loans at March 31, 2007 increased 3.9% compared to December 31, 2006. The March 31, 2007 loan balance includes $342.9 million related to the acquisition of St. Joseph during the first quarter of 2007. Commercial loans increased 7.6% year-over-year, but were offset by declines in commercial real estate loans due to the challenging Midwest market environment and the Company’s stated desire to lower future potential credit risk by being cautious towards the real estate market. Year-over-year, deposits have increased $391.6 million. Included in the increase was $323.6 million of deposits associated with the St. Joseph acquisition.
Net income was $10.8 million for the three months ended March 31, 2007, a decrease of $9.9 million from the $20.7 million recorded for the three months ended March 31, 2006. On a diluted per share basis, net income was $0.16 for the three months ended March 31, 2007, compared to $0.31 for the three months ended March 31, 2006. Included in net income for the first quarter of 2007 is approximately $5.0 million of expense, net of tax, or $0.08 on a diluted per share basis, associated with the restructuring and productivity improvement projects discussed above.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2007	2006	Change
Income Statement Summary:
Net interest income	$51,802	$54,339	(4.7)%
Provision for loan losses	2,445	3,500	(30.1)
Noninterest income	33,523	42,869	(21.8)
Noninterest expense	71,799	68,487	4.8
Other Data:
Return on average equity	6.74%	12.68%
Efficiency ratio	80.17	66.91
Tier 1 leverage ratio	7.14	7.78
Net charge-offs to average loans	0.38	0.46

Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 60% of revenues at March 31, 2007. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.2 million and $5.1 million for the three months ended March 31, 2007 and 2006, respectively.
Taxable equivalent net interest income was $56.0 million for the three months ended March 31, 2007, down from the $59.5 million reported for the three months ended March 31, 2006. The net interest margin was 3.00% for the three months ended March 31, 2007, compared to 3.18% reported for the three months ended March 31, 2006. The decrease in both net interest income and net interest margin is primarily due to the increase in the cost of funding being greater than the increase in earning asset yields, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets increased 33 basis points from 6.18% to 6.51%. The cost of interest-bearing liabilities increased 59 basis points from 3.34% to 3.93%.
Average earning assets were $7.463 billion for the three months ended March 31, 2007, compared to $7.488 billion for the three months ended March 31, 2006, a decrease of 0.3%, or $25.4 million. Significantly affecting average earning assets at March 31, 2007 compared to March 31, 2006, was management’s decision to restructure the investment portfolio and the acquisition of St. Joseph. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in Old National’s markets and more stringent loan underwriting standards. During the third quarter of 2006, the Company sold investment securities of $273.1 million and $28.8 million of commercial and commercial real estate loans. During the first quarter of 2007, the Company sold $148.2 million of investment securities and $3.8 million of commercial real estate loans. Year over year, commercial loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.

Also affecting margin were decreases in borrowed funding due to the maturity of $50 million of senior unsecured bank notes in the second quarter of 2006 and the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph also matured in the first quarter of 2007. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
Provision for Loan Losses
The provision for loan losses was $2.4 million for the three months ended March 31, 2007, compared to $3.5 million for the three months ended March 31, 2006. The lower provision in 2007 is attributable to a decrease in net charge-offs combined with a decrease in criticized loans and enhanced credit administration and underwriting functions.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2007, was $33.5 million, a decrease of $9.3 million, or 21.8%, from the $42.9 million reported for the three months ended March 31, 2006.
Net securities losses were $2.7 million for the three months ended March 31, 2007, compared to $0.1 million for the three months ended March 31, 2006, an increase of $2.6 million. The primary reason for the increase in net securities losses was management’s decision to reduce the size of the investment portfolio.
Gains on derivatives decreased by $1.6 million in the first quarter of 2007 as compared to the first quarter of 2006, primarily as a result of a change in the mix of derivatives used in hedging relationships.
During the first quarter of 2006, Old National recorded a $3.0 million gain from the sale of the O’Fallon, Illinois financial center. There was no corresponding sale in the first quarter of 2007.
During the first quarter of 2007, Old National recorded a $1.2 million loss on the extinguishment of debt. The loss was related to the early retirement of Federal Home Loan Bank advances and repurchase agreements.
Decreases in letter of credit fees and customer derivative fees were the primary reason for the decrease in other income in the first quarter of 2007 compared to the first quarter of 2006.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2007, totaled $71.8 million, an increase of $3.3 million, or 4.8%, from the $68.5 million recorded for the three months ended March 31, 2006.
Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2007, salaries and benefits were $41.3 million. Included in salaries and benefits expense for 2007 is approximately $0.6 million of personnel expense associated with the acquisition of St. Joseph Capital Corporation, which was offset by the reversal of $0.7 million of expense associated with certain performance-based restricted stock grants. Severance costs were relatively constant compared to the first quarter of 2006.
Occupancy expense increased $1.1 million to $6.4 million for the three months ended March 31, 2007, compared to $5.2 million for the three months ended March 31, 2006. The increase is primarily related to the sale of the Company’s corporate office buildings in Evansville, Indiana in December, 2006 and the lease of those buildings back to the Company. Old National Bank is obligated to pay annual rent of $6.6 million to lease those buildings from the landlords through December 31, 2029; no rent is payable for the final two years of the initial 25-year term. For financial reporting purposes, the rent will be expensed ratably over the 25-year term at an annual rate of $6.0 million.
Other losses totaled $2.4 million for the three months ended March 31, 2007, an increase of $1.8 million compared to $0.6 million for the three months ended March 31, 2006. The increase in other losses was primarily attributable to impairment charges on buildings that the Company identified for consolidation and charges to terminate leases on buildings that the Company no longer occupies.

Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 2.6% for the three months ended March 31, 2007, compared to 18.0% for the three months ended March 31, 2006. The decreased effective tax rate in 2007 resulted from a higher percentage of tax-exempt income to income before income taxes than in 2006.
FINANCIAL CONDITION
Overview
Old National’s assets at March 31, 2007, were $8.332 billion, a 1.1% increase compared to March 31, 2006 assets of $8.245 billion, and an annualized increase of 8.9% compared to December 31, 2006 assets of $8.150 billion. The higher level of assets is primarily due the acquisition of St. Joseph, which was partially offset by the reduction of the investment portfolio. The Company continues to reduce its reliance on wholesale funding. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
Earning Assets
Old National’s earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $7.531 billion at March 31, 2007, an increase of 1.3% from March 31, 2006, and an annualized increase of 8.2% since December 31, 2006. Investment securities have decreased over the past twelve months as Old National has reduced its investment portfolio. In the third quarter of 2006, Old National sold $273.1 million of investment securities. In the first quarter of 2007, Old National sold $148.2 million of investment securities. At March 31, 2007, total loans, including loans held for sale, increased $68.7 million compared to March 31, 2006, and increased $183.6 million compared to December 31, 2006. Included in total loans at March 31, 2007 is $342.9 million of loans acquired from St. Joseph. In the third quarter of 2006, $28.8 million of loans were sold. In the first quarter of 2007, $3.8 million of loans were sold.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. At March 31, 2007, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. As of March 31, 2007, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At March 31, 2007, the investment securities portfolio was $2.271 billion compared to $2.573 billion at March 31, 2006, a decrease of $303.1 million or 11.8%. Investment securities decreased $105.5 million at March 31, 2007, compared to December 31, 2006, an annualized decrease of 17.8%. Investment securities represented 30.2% of earning assets at March 31, 2007, compared to 34.6% at March 31, 2006, and 32.2% at December 31, 2006. In the third quarter of 2006, Old National sold $273.1 million of investment securities. In the first quarter of 2007, Old National sold $148.2 million of investment securities. Included in investment securities at March 31, 2007, is $3.1 million from St. Joseph. Old National has reduced the size of the investment portfolio during the past twelve months and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
The investment securities available-for-sale portfolio had net unrealized losses of $19.7 million at March 31, 2007, a decrease of $25.6 million compared to net unrealized losses of $45.4 million at March 31, 2006, and a decrease of $7.9 million compared to net unrealized losses of $27.6 million at December 31, 2006. The decrease over the past twelve months was primarily the result of the smaller portfolio of securities available-for-sale, the shorter duration and the lower level of interest rates at March 31, 2007, compared to March 31, 2006.

The investment portfolio had an average duration of 2.94 years at March 31, 2007, compared to 3.43 years at March 31, 2006, and 2.90 years at December 31, 2006. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.09% for the three months ended March 31, 2007, compared to 4.93% for the three months ended March 31, 2006, and 5.01% for the three months ended December 31, 2006.
Federal Home Loan Bank stock decreased $8.5 million from the March 31, 2006 balance of $49.6 million to $41.2 million at March 31, 2007. This decrease is primarily the result of the Federal Home Loan Banks’ decision to repurchase excess stock during the third quarter of 2006.
Residential Loans Held for Sale
Residential loans held for sale were $19.0 million at March 31, 2007, compared to $22.0 million at March 31, 2006, and compared to $16.6 million at December 31, 2006. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from March 31, 2006, is primarily attributable to lower loan production and the timing of loan sales to the secondary market.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within the earning assets of Old National, representing 41.5% of earning assets at March 31, 2007, an increase from 41.0% at March 31, 2006, and an increase from 40.9% at December 31, 2006. At March 31, 2007, commercial and commercial real estate loans were $3.121 billion, an increase of $71.3 million since March 31, 2006, and an increase of $105.1 million since December 31, 2006. Included in the increase were $96.4 million of commercial loans and $124.0 million of commercial real estate loans associated with the St. Joseph acquisition. Commercial loans have increased $117.2 million since March 31, 2006 while commercial real estate loans have decreased $46.0 million since March 31, 2006. In the third quarter of 2006, $28.8 million of commercial and commercial real estate loans were sold. In the first quarter of 2007, the Company sold $3.8 million of commercial real estate loans. Weak loan demand in Old National’s markets continues to affect loan growth. Old National also has continued to tighten its underwriting standards, which has slowed potential loan growth.
Consumer Loans
At March 31, 2007, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $48.0 million or 3.8% compared to March 31, 2006, and increased $0.3 million or, annualized, 0.1% since December 31, 2006. Included in consumer loans at March 31, 2007 is $28.7 million of consumer loans from the St. Joseph acquisition.
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
At March 31, 2007, residential real estate loans were $560.8 million, an increase of $48.4 million, or 9.5%, from March 31, 2006. The acquisition of St. Joseph was the primary reason for the increase in residential real estate loans.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2007, totaled $194.4 million, an increase of $58.6 million compared to $135.8 million at March 31, 2006, and an increase of $60.2 million compared to $134.2 million at December 31, 2006. The increase is primarily the result of $61.0 million in goodwill and intangible assets related to the February 1, 2007 acquisition of St. Joseph Capital Corporation.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.583 billion at March 31, 2007, an increase of 1.5% from $7.473 billion at March 31, 2006, and an annualized increase of 10.9% from $7.382 billion at December 31, 2006. Included in total funding were deposits of $6.610 billion at March 31, 2007, an increase of $391.6 million, or 6.3%, compared to March 31, 2006, and an annualized increase of 18.2% compared to December 31, 2006. Included in total deposits at March 31, 2007 is $323.6 million from the St. Joseph acquisition, which was the primary reason for the increase in deposits. Demand deposits increased 4.8% or $39.3 million compared to March 31, 2006. NOW deposits increased 12.2 % or $177.4 million and time deposits increased 5.1% or $130.4 million compared to March 31, 2006. Year over year, Old National experienced a shift from money market deposits into time deposits.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At March 31, 2007, wholesale borrowings, including short-term borrowings and other borrowings, decreased $281.7 million, or 22.4%, from March 31, 2006 and decreased $87.0 million, or 32.8%, annualized, from December 31, 2006, respectively. Wholesale funding as a percentage of total funding was 12.8% at March 31, 2007, compared to 16.8% at March 31, 2006, and 14.4% at December 31, 2006. The primary causes for the reduction in wholesale funding were the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph matured in the first quarter of 2007. The reduction of the investment portfolio during 2006 and 2007 has reduced the Company’s reliance on wholesale funding.
Capital
Shareholders’ equity totaled $640.7 million at March 31, 2007, compared to $642.4 million at March 31, 2006, and $642.4 million at December 31, 2006.
Old National paid cash dividends of $0.22 per share for the three months ended March 31, 2007, which decreased equity by $14.5 million, compared to cash dividends of $0.21 per share for the three months ended March 31, 2006, which decreased equity by $14.1 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $9.5 million during the three months ended March 31, 2006. Although approved, Old National did not repurchase shares during the first quarter of 2007. The change in unrealized losses on investment securities increased equity by $3.1 million during the three months ended March 31, 2007, and decreased equity by $6.1 million during the three months ended March 31, 2006. Shares issued for stock options, restricted stock and stock purchase plans increased shareholders’ equity by $0.6 million during the three months ended March 31, 2007, compared to $1.3 million during the three months ended March 31, 2006. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity. The adoption of EITF 06-5 resulted in a $0.1 million reduction in equity.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios. The decline in the Company’s capital ratios can be attributed primarily to the cash purchase of St. Joseph.

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2007	2006	2006
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.14%	7.78%	8.01%
Tier 1 capital to risk-adjusted total assets	4.00	9.70	10.75	11.12
Total capital to risk-adjusted total assets	8.00	12.97	14.54	14.47
Shareholders’ equity to assets	N/A	7.69	7.79	7.88

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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at March 31, 2007, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming and Durable Goods did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Management will continue to monitor these industry categories. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens.

Summary of under-performing, criticized and classified loans:

	March 31,		December 31,
(dollars in thousands)	2007	2006	2006
Nonaccrual loans	$60,440	$51,351	$41,518
Renegotiated loans	30	—	52
Past due loans (90 days or more and still accruing)	539	1,353	2,141
Foreclosed properties	3,551	2,346	3,313

Total under-performing assets	$64,560	$55,050	$47,024

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$166,428	$139,764	$153,215
Criticized loans	97,808	81,588	119,757

Total criticized and classified loans	$264,236	$221,352	$272,972

Asset Quality Ratios: (1)
Non-performing loans/total loans (1)(2)	1.23%	1.06%	0.88%
Under-performing assets/total loans and foreclosed properties (1)	1.32	1.14	1.00
Under-performing assets/total assets	0.77	0.67	0.58
Allowance for loan losses/under-performing assets	110.49	139.53	144.16

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $4.6 million for the three months ended March 31, 2007, a decrease of $0.9 million from the three months ended March 31, 2006. Annualized, net charge-offs to average loans were 0.38% for the three months ended March 31, 2007, as compared to 0.46% for the three months ended March 31, 2006.
Under-performing assets totaled $64.6 million at March 31, 2007, an increase of $9.5 million compared to $55.1 million at March 31, 2006, and an increase of $17.5 million compared to $47.0 million at December 31, 2006. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2007, were 1.32%, an increase from the March 31, 2006 ratio of 1.14% and an increase from the December 31, 2006 ratio of 1.00%. Nonaccrual loans were $60.4 million at March 31, 2007, compared to $51.4 million at March 31, 2006, and $41.5 million at December 31, 2006. The increase in non-accrual loans from December 31, 2006 to March 31, 2007 relates to $12.3 million of nonaccrual loans acquired from St. Joseph and $9.3 million to a single Old National commercial credit. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized loans were $264.2 million at March 31, 2007, an increase of $42.9 million from March 31, 2006, and a decrease of $8.7 million from December 31, 2006. Classified loans related to the St. Joseph acquisition amounted to $18.5 million.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, Old National maintains an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2007, the allowance for loan losses was $71.3 million, a decrease of $5.5 million compared to $76.8 million at March 31, 2006, and an increase of $3.5 million compared to $67.8 million at December 31, 2006. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.46% at March 31, 2007, from 1.59% at March 31, 2006, and increased from 1.44% at December 31, 2006. The provision for the three months ended March 31, 2007, amounted to $2.4 million compared to $3.5 million for the three months ended March 31, 2006. Reductions in net charge-offs over the past twelve months and nonperforming loans during 2006 were significant factors in the decrease of the allowance for loan losses.

In accordance with generally accepted accounting principles, the $5.2 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments increased $0.4 million during the first three months of 2007 from $4.8 million at December 31, 2006, primarily as a result of the St. Joseph acquisition.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to March 31, 2007 and 2006 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

3/31/2007	-1.38%	0.87%	1.30%	-0.90%	-1.69%	-2.79%
3/31/2006	n/a	2.87%	2.24%	-3.34%	-7.33%	-11.56%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

3/31/2007	-2.85%	-0.33%	0.81%	-1.10%	-2.38%	-4.06%
3/31/2006	n/a	0.76%	1.42%	-2.87%	-6.58%	-10.59%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

3/31/2007	-22.33%	-11.24%	-2.40%	1.71%	1.25%	-0.87%
3/31/2006	n/a	-8.40%	-1.70%	-1.71%	-5.05%	-8.90%
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
At March 31, 2007, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
At March 31, 2007, modeling indicated Old National was within the yellow zone for the Down 300 Economic Value of Equity Scenario. The Funds Management Committee has deemed this scenario as an acceptable risk in the short term given the Company’s outlook for interest rates. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $7.3 million at March 31, 2007, compared to an estimated fair value loss of $20.4 million at December 31, 2006. The improvement is primarily related to the reduction in notional amount of fair value hedges, specifically receive fixed interest rate swaps. See Note 15 to the consolidated financial statements for additional information.

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
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Services and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of March 31, 2007. Fitch Rating Services issued a negative outlook in conjunction with their ratings as of December 31, 2006. The senior debt ratings of Old National Bancorp and Old National Bank at March 31, 2007, are shown in the following table:
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	A2	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of March 7, 2007, Moody’s Investor Services increased both Old National Bancorp’s and Old National Bank’s senior debt ratings. Old National Bancorp’s long term rating was Baa1 prior to the upgrade. Old National Bank’s long term and short term ratings were A3/P-2 prior to the upgrade.
As of March 31, 2007, Old National Bank had the capacity to borrow $717.2 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At March 31, 2007, the parent company’s other borrowings outstanding was $264.1 million, compared with $252.0 million at March 31, 2006. The $12.1 million increase in other borrowings from March 31, 2006 to March 31, 2007 was attributable to junior subordinated debentures from the St. Joseph Capital Corporation purchase during the first quarter of 2007 and an increase in value of SFAS 133 fair value hedges. Old National Bancorp, the parent company, has $10.0 million of debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. As of December 31, 2006, Old National Bank had $8.5 million available for distribution to the holding company without prior regulatory approval. In addition, at December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The holding company used the cash obtained from this dividend to fund its purchase of St. Joseph Capital Corporation, which closed February 1, 2007. At March 31, 2007, regulatory approval was required for Old National’s affiliate bank to pay dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgement and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.
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
Management’s analysis of probable losses in the portfolio at March 31, 2007, resulted in a range for allowance for loan losses of $9.8 million with the potential effect to net income ranging from a decrease of $2.2 million to an increase of $4.1 million. These sensitivities are hypothetical and are not intended to represent actual results.

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

•	Derivative Financial Instruments. As part of the Company’s overall interest rate risk management, Old National uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are significantly offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.
•	Income Taxes. The Company is subject to the income tax laws of the U.S, its states and the municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews income tax expense and the carrying value of deferred tax assets quarterly and as new information becomes available, the balances are adjusted, as appropriate.

On January 1, 2007, the Company adopted FIN 48 to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the Consolidated Financial Statements for a further description of the Company’s provision and related income tax assets and liabilities.
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

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
01/01/07 - 01/31/07	—	—	—	4,554,821
02/01/07 - 02/28/07	—	—	—	4,554,821
03/01/07 - 03/31/07	—	—	—	4,554,821

Quarter-to-date 03/31/07	—	—	—	4,554,821

ITEM 5. OTHER INFORMATION
(a)	NONE

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Old National (incorporated by reference to Exhibit 3(i) of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 30, 2007).

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

Exhibit No.	Description
4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

10.10	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

Exhibit No.	Description
10.11	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.12	Release and Separation Agreement between Old National and Michael R. Hinton (incorporated by reference to Exhibit 10.12 of Old National’s Report on Form 10-Q for the quarter ended June 30, 2006).*

10.13	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.14	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

10.15	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.16	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.17	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

10.18	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.19	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.20	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.21	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.22	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.23	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.24	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

Exhibit No.	Description
10.25	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.26	Purchase and Sale Agreement dated December 20, 2006, between Old National Bancorp, Old National Bank, Old National Realty Company, Inc., ONB One Main Landlord, LLC, ONB 123 Main Landlord, LLC, and ONB 4th Street Landlord, LLC (incorporated by reference to Exhibit 10(z) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.27	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.28	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.29	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.30	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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
Date: May 10, 2007