Form 10-Q
period 2007-06-30
OLD NATIONAL BANCORP /IN/
filed 2007-08-09
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,198,000 shares outstanding at July 31, 2007.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

	Consolidated Balance Sheet
	June 30, 2007 (unaudited), December 31, 2006 and June 30, 2006 (unaudited)	3

	Consolidated Statement of Income
	Three and six months ended June 30, 2007 and 2006 (unaudited)	4

	Consolidated Statement of Changes in Shareholders’ Equity
	Six months ended June 30, 2007 and 2006 (unaudited)	5

	Consolidated Statement of Cash Flows
	Six months ended June 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II	OTHER INFORMATION	33

SIGNATURES		38

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2007	2006	2006
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$201,629	$210,303	$186,496
Federal funds sold and resell agreements	5,098	283,524	5,556
Money market investments	3,217	4,078	4,874

Total cash and cash equivalents	209,944	497,905	196,926
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored agencies	637,234	680,149	652,203
Mortgage-backed securities	996,812	1,020,178	1,073,435
States and political subdivisions	263,226	273,325	459,559
Other securities	193,329	201,511	193,530

Investment securities — available-for-sale	2,090,601	2,175,163	2,378,727
Investment securities — held-to-maturity, at amortized cost (fair value $136,516, $157,720 and $142,924 respectively)	143,341	162,138	151,864
Federal Home Loan Bank stock, at cost	41,170	38,809	49,051
Residential loans held for sale	19,599	16,634	24,083
Loans:
Commercial	1,717,162	1,629,885	1,634,471
Commercial real estate	1,379,391	1,386,367	1,468,478
Residential real estate	545,275	484,896	500,002
Consumer credit, net of unearned income	1,211,694	1,198,855	1,248,898

Total loans	4,853,522	4,700,003	4,851,849
Allowance for loan losses	(67,487)	(67,790)	(76,357)

Net loans	4,786,035	4,632,213	4,775,492

Premises and equipment, net	44,772	122,865	193,301
Accrued interest receivable	50,408	53,344	52,979
Goodwill	159,198	113,350	113,350
Other intangible assets	33,586	20,813	21,838
Company owned life insurance	210,518	198,038	196,054
Assets held for sale	76,305	—	—
Other assets	122,265	118,243	152,832

Total assets	$7,987,742	$8,149,515	$8,306,497

Liabilities
Deposits:
Noninterest-bearing demand	$861,411	$877,870	$833,222
Interest-bearing:
NOW	1,591,122	1,449,202	1,440,662
Savings	605,939	437,702	427,656
Money market	746,845	925,296	884,258
Time	2,407,311	2,631,424	2,619,641

Total deposits	6,212,628	6,321,494	6,205,439
Short-term borrowings	442,974	312,911	591,375
Other borrowings	591,489	747,545	765,868
Accrued expenses and other liabilities	115,069	125,196	129,151

Total liabilities	7,362,160	7,507,146	7,691,833

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,194, 66,503 and 66,535 shares issued and outstanding, respectively	66,194	66,503	66,535
Capital surplus	562,940	565,106	567,902
Retained earnings	33,812	35,873	24,995
Accumulated other comprehensive loss, net of tax	(37,364)	(25,113)	(44,768)

Total shareholders’ equity	625,582	642,369	614,664

Total liabilities and shareholders’ equity	$7,987,742	$8,149,515	$8,306,497

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
Interest Income
Loans including fees:
Taxable	$82,831	$78,446	$162,494	$154,049
Nontaxable	5,364	4,852	10,616	9,445
Investment securities, available-for-sale:
Taxable	22,415	22,989	45,537	44,238
Nontaxable	3,033	5,385	6,136	10,846
Investment securities, held-to-maturity, taxable	1,698	1,702	3,529	3,489
Money market investments	2,577	337	5,918	1,243

Total interest income	117,918	113,711	234,230	223,310

Interest Expense
Deposits	49,803	41,104	100,124	81,054
Short-term borrowings	3,768	5,532	7,564	7,925
Other borrowings	10,006	12,677	20,399	25,594

Total interest expense	63,577	59,313	128,087	114,573

Net interest income	54,341	54,398	106,143	108,737
Provision for loan losses	—	3,500	2,445	7,000

Net interest income after provision for loan losses	54,341	50,898	103,698	101,737

Noninterest Income
Wealth management fees	4,821	4,970	9,713	10,149
Service charges on deposit accounts	11,236	10,689	21,469	20,592
ATM fees	3,540	3,017	6,716	5,863
Mortgage banking revenue	1,134	582	2,090	1,790
Insurance premiums and commissions	10,154	9,480	20,793	20,444
Investment product fees	2,754	2,025	5,610	4,282
Company-owned life insurance	2,386	2,258	4,765	4,482
Net securities gains (losses)	(24)	55	(2,691)	(92)
Gain (loss) on derivatives	(206)	405	(192)	2,020
Gain on branch divestiture	—	—	—	3,036
Loss on extinguishment of debt	—	—	(1,234)	—
Other income	2,944	3,326	5,223	7,110

Total noninterest income	38,739	36,807	72,262	79,676

Noninterest Expense
Salaries and employee benefits	41,548	37,706	82,896	79,028
Occupancy	5,529	4,898	11,889	10,112
Equipment	2,841	3,246	5,897	6,624
Marketing	2,204	2,537	4,553	4,834
Data processing	4,827	4,511	9,881	9,116
Communication	2,349	2,382	4,732	4,699
Professional fees	1,852	1,869	3,808	3,836
Loan expense	1,857	1,534	3,044	2,884
Supplies	762	856	1,789	1,698
Other losses	76	83	2,496	696
Other expense	4,589	4,068	9,248	8,650

Total noninterest expense	68,434	63,690	140,233	132,177

Income before income taxes	24,646	24,015	35,727	49,236
Income tax expense	5,095	3,828	5,386	8,380

Net income	$19,551	$20,187	$30,341	$40,856

Net income per common share
Basic net income per share	$0.30	$0.30	$0.46	$0.61
Diluted net income per share	0.30	0.30	0.46	0.61

Weighted average number of common shares outstanding
Basic	65,723	66,283	65,764	66,648
Diluted	65,804	66,353	65,836	66,719

Dividends per common share	$0.22	$0.21	$0.44	$0.42
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders'	Comprehensive
(dollars and shares in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898
Net income	—	—	—	40,856	—	40,856	$40,856
Unrealized net securities losses, net of $(15,704) tax	—	—	—	—	(23,259)	(23,259)	(23,259)
Reclassification adjustment for securities losses included in net income, net of $40 tax	—	—	—	—	52	52	52
Reclassification adjustment on cash flow hedges, net of $125 tax	—	—	—	—	194	194	194
Adjustment to stock issued for prior acquisitions	(1)	(1)	(15)	—	—	(16)
Cash dividends	—	—	—	(27,935)	—	(27,935)
Stock repurchased	(1,320)	(1,320)	(25,695)	—	—	(27,015)
Exercise of stock options, including tax benefits	36	36	655			691
Stock based compensation expense	(23)	(23)	1,170			1,147
Stock issued under restricted stock and stock compensation plans	194	194	(143)	—	—	51

Balance, June 30, 2006	66,535	$66,535	$567,902	$24,995	$(44,768)	$614,664	$17,843

Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369
Net income	—	—	—	30,341	—	30,341	$30,341
Unrealized net securities losses, net of $(9,789) tax	—	—	—	—	(15,362)	(15,362)	(15,362)
Reclassification adjustment for securities losses included in net income, net of $1,047 tax	—	—	—	—	1,644	1,644	1,644
Net unrealized derivative gains on cash flow hedges, net of $0 tax	—	—	—	—	—	—
Reclassification adjustment on cash flow hedges, net of $138 tax	—	—	—	—	213	213	213
Amortization of additional pension liability recognized under FAS 158, net of $837 tax	—	—	—	—	1,254	1,254	1,254
Adjustment to initially apply FASB interpretation No. 48	—	—	—	(3,368)	—	(3,368)
Adjustment for adoption of EITF No. 06-5	—	—	—	(118)	—	(118)
Cash dividends	—	—	—	(28,916)	—	(28,916)
Stock repurchased	(228)	(228)	(3,850)	—	—	(4,078)
Exercise of stock options, including tax benefits	7	7	68			75
Stock based compensation expense	—	—	924			924
Stock issued (forfeited) under restricted stock and stock compensation plans	(88)	(88)	140	—	—	52
Adjustment for St. Joseph
Capital Corp. stock options	—	—	552	—	—	552

Balance, June 30, 2007	66,194	$66,194	$562,940	$33,812	$(37,364)	$625,582	$18,090

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Net income	$30,341	$40,856

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,489	6,843
Amortization of other intangible assets and goodwill impairment	1,689	1,222
Net discount accretion on investment securities	(1,260)	(973)
Restricted stock expense	781	500
Stock option expense	143	647
Provision for loan losses	2,445	7,000
Net securities losses	2,691	92
Gain on branch divestiture	—	(3,036)
(Gain) loss on derivatives	192	(2,020)
Net gains on sales and write-downs of loans and other assets	(232)	(684)
Loss on retirement of debt	1,234	—
FHLB stock dividend	—	(33)
Increase in cash surrender value of company owned life insurance	(3,788)	(2,590)
Residential real estate loans originated for sale	(141,708)	(114,891)
Proceeds from sale of residential real estate loans	140,611	136,086
Decrease in interest receivable	5,159	2,590
(Increase) decrease in other assets	11,419	(43,408)
Increase (decrease) in accrued expenses and other liabilities	(19,979)	26,253

Total adjustments	3,886	13,598

Net cash flows provided by operating activities	34,227	54,454

Cash Flows From Investing Activities
Cash and cash equivalents of acquired subsidiaries	17,429	—
Purchase of subsidiaries	(78,109)	—
Purchases of investment securities available-for-sale	(546,508)	(305,519)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	536,049	164,808
Proceeds from sales of investment securities available-for-sale	149,662	24,251
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	18,318	14,529
Proceeds from redemption of FHLB stock	758	591
Proceeds from branch divestiture	—	10,511
Proceeds from sale of loans	8,468	—
Net principal collected from loan customers	159,492	4,577
Proceeds from sale of premises and equipment and other assets	3,394	1,166
Purchase of premises and equipment	(3,996)	(3,968)

Net cash flows provided by (used in) investing activities	264,957	(89,054)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(55,758)	(57,717)
Savings, NOW and money market deposits	(128,655)	(222,887)
Time deposits	(282,827)	51,716
Short-term borrowings	116,744	288,610
Payments for maturities on other borrowings	(16,297)	(176,404)
Payments related to retirement of debt	(187,485)	—
Cash dividends paid	(28,916)	(27,935)
Common stock repurchased	(4,078)	(27,015)
Proceeds from exercise of stock options, including tax benefit	75	691
Common stock issued under restricted stock and stock compensation plans	52	51

Net cash flows used in financing activities	(587,145)	(170,890)

Net decrease in cash and cash equivalents	(287,961)	(205,490)
Cash and cash equivalents at beginning of period	497,905	402,416

Cash and cash equivalents at end of period	$209,944	$196,926

Total interest paid	$131,249	$113,821
Total taxes paid (net of refunds)	$7,435	$7,642
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2007 and 2006, and December 31, 2006, and the results of its operations for the three and six months ended June 30, 2007 and 2006. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2006.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2007 presentation. Such reclassifications had no effect on net income.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
FASB Interpretation No. 48 — In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007. The impact of adopting FIN 48 is discussed in Note 14 to the consolidated financial statements.
SFAS No. 157 — In September 2006, the FASB issued Statement No. 157 — Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
SFAS No. 159 — In February 2007, the FASB issued Statement No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on the consolidated financial statements.
EITF 06-5 — In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. EITF 06-5 became effective for the Company on January 1, 2007 and resulted in a $0.1 million reduction to retained earnings.

NOTE 3 — ACQUISITION
On February 1, 2007, Old National acquired St. Joseph Capital Corporation (“St. Joseph”), a banking franchise headquartered in Mishawaka, Indiana, for $78.1 million, including acquisition costs. Pursuant to the merger agreement, the shareholders of St. Joseph received $40.00 in cash for each share of St. Joseph stock in an all-cash transaction. Goodwill of $45.8 million was recorded, of which none is deductible for tax purposes. In addition, intangible assets totaling $14.5 million related to core deposits and customer relationships were recorded and are being amortized over 10 to 11 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, unaudited financial statements of St. Joseph showed assets of $452.9 million, which included $336.6 million of loans and $78.6 million of securities, $357.3 million of deposits and year-to-date net interest income and other income of $0.8 million and net loss of $3.3 million.
NOTE 4 — DIVESTITURES
During the first quarter of 2006, Old National sold its financial center located in O’Fallon, Illinois, selling approximately $27.9 million in loans and assigning $22.2 million in deposits. The financial center was in a market no longer considered consistent with the Company’s strategy. The sale resulted in a pre-tax gain of $3.0 million which was included in income from continuing operations during the first quarter of 2006.
NOTE 5 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.
The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended			Three Months Ended
(dollars and shares in thousands,	June 30, 2007			June 30, 2006
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from operations	$19,551	65,723	$0.30	$20,187	66,283	$0.30

Effect of dilutive securities:
Restricted stock		54			64
Stock options		27			6

Diluted Net Income Per Share
Income from operations and assumed conversions	$19,551	65,804	$0.30	$20,187	66,353	$0.30

	Six Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30, 2007			June 30, 2006
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from continuing operations	$30,341	65,764	$0.46	$40,856	66,648	$0.61

Effect of dilutive securities:
Restricted stock		42			60
Stock options		30			11

Diluted Net Income Per Share
Income from operations and assumed conversions	$30,341	65,836	$0.46	$40,856	66,719	$0.61

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2007 and December 31, 2006 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2007
Available-for-sale
U.S. Government-sponsored agencies	$646,683	$263	$(9,712)	$637,234
Mortgage-backed securities	1,038,438	830	(42,456)	996,812
States and political subdivisions	258,568	5,368	(710)	263,226
Other securities	197,018	1,020	(4,709)	193,329

Total available-for-sale securities	$2,140,707	$7,481	$(57,587)	$2,090,601

Held-to-maturity
Mortgage-backed securities	$116,899	$—	$(6,497)	$110,402
Other securities	26,442	—	(328)	26,114

Total held-to-maturity securities	$143,341	$—	$(6,825)	$136,516

December 31, 2006
Available-for-sale
U.S. Government-sponsored agencies	$685,809	$1,881	$(7,541)	$680,149
Mortgage-backed securities	1,049,712	1,733	(31,267)	1,020,178
States and political subdivisions	264,343	9,095	(113)	273,325
Other securities	202,945	1,384	(2,818)	201,511

Total available-for-sale securities	$2,202,809	$14,093	$(41,739)	$2,175,163

Held-to-maturity
Mortgage-backed securities	$126,800	$—	$(4,312)	$122,488
Other securities	35,338	—	(106)	35,232

Total held-to-maturity securities	$162,138	$—	$(4,418)	$157,720

Year-to-date proceeds from the sales of investment securities available-for-sale were $149.7 million in 2007 and $24.3 million in 2006. For the six months ended June 30, 2007, realized gains were $0.3 million and losses were $3.0 million. For the six months ended June 30, 2006, realized gains were $0.5 million and losses were $0.6 million.
At June 30, 2007, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 7 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At June 30, 2007 and December 31, 2006, Old National had residential loans held for sale of $19.6 million and $16.6 million, respectively. As of June 30, 2007 and December 31, 2006, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.

During the first six months of 2007, commercial real estate loans held for investment of $8.8 million and commercial loans of $0.7 million were transferred to loans held for sale at the lower of cost or market, resulting in a $1.1 million reduction to the allowance for loan losses.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2007	2006
Balance, January 1	$67,790	$78,847
Additions:
Provision charged to expense	2,445	7,000
Allowance of acquired bank	5,699	—
Deductions:
Write-downs from loans transferred to held for sale	1,084	—
Loans charged-off	13,740	13,796
Recoveries	(6,377)	(4,306)

Net charge-offs	8,447	9,490

Balance, June 30	$67,487	$76,357

Individually impaired loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2007	2006
Impaired loans without a valuation allowance	$9,863	$11,833
Impaired loans with a valuation allowance	39,817	20,476

Total impaired loans	$49,680	$32,309

Allowance for loan losses related to impaired loans	$15,742	$7,080

For the six months ended June 30, 2007 and 2006, the average balance of impaired loans was $44.6 million and $39.7 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2007	2006
Nonaccrual loans	$58,458	$41,518
Renegotiated loans	7	52

Total nonperforming loans	$58,465	$41,570

Past due loans (90 days or more and still accruing)	$1,026	$2,141

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2007 and 2006:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	45,848	—	45,848

Balance, June 30, 2007	$119,325	$39,873	$159,198

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior period	—	75	75

Balance, June 30, 2006	$73,477	$39,873	$113,350

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2006 and determined that no impairment existed as of this date. Old National recorded $45.8 million of goodwill in 2007 associated with the acquisition of St. Joseph Capital Corporation.
The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2007 and December 31, 2006 was as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
(dollars in thousands)	Amount	Amortization	Amount
June 30, 2007
Amortized intangible assets:
Core deposit	$15,623	$(5,214)	$10,409
Customer business relationships	25,553	(6,622)	18,931
Customer loan relationships	4,413	(167)	4,246

Total intangible assets	$45,589	$(12,003)	$33,586

December 31, 2006
Amortized intangible assets:
Core deposit	$5,574	$(4,615)	$959
Customer business relationships	25,553	(5,699)	19,854

Total intangible assets	$31,127	$(10,314)	$20,813

Other intangible assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized on a straight-line or accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense associated with other intangible assets for the six months ended June 30 was $1.7 million in 2007 and $1.2 million in 2006.
Estimated amortization expense for the future years is as follows:

(dollars in thousands)
2007 remaining	$1,807
2008	3,465
2009	3,302
2010	3,118
2011	2,972
Thereafter	18,922

Total	$33,586

NOTE 10 — ASSETS HELD FOR SALE
In March 2007, Old National committed to sell certain bank branch properties. A letter of intent was executed in May 2007 to sell eighty-five properties to an unrelated party for approximately $205 million and to lease them back pursuant to individual ten, fifteen, and twenty-four year triple-net leases. These assets are reported as held for sale at historical cost of $71.3 million, and the Company anticipates it will record a gain of approximately $134 million, the majority of which will be deferred in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases.
Also included in assets held for sale were one building and several parcels of land. The building will be sold to an unrelated party and leased back in a separate transaction.
The carrying amounts of the classes of assets included as held for sale were as follows at June 30, 2007:

(dollars in thousands)
Assets held for sale:
Land	$22,209
Building and improvements	105,857

Total	128,066
Accumulated depreciation	(51,761)

Assets held for sale — net	$76,305

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at June 30, 2007, and December 31, 2006:

	June 30,	December 31,
(dollars in thousands)	2007	2006
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 7.03%) maturing August 2007 to June 2008	$110,000	$110,000
Senior unsecured bank note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 8.41%) maturing April 2032 to March 2035	108,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(3,213)	(4,549)
Old National Bank:
Securities sold under agreements to repurchase	—	74,000
Federal Home Loan Bank advances (fixed rates 4.84% to 8.34%) maturing May 2008 to January 2023	129,213	219,493
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	50,000	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,444	4,461
SFAS 133 fair value hedge and other basis adjustments	(6,955)	(5,860)

Total other borrowings	$591,489	$747,545

Contractual maturities of other borrowings at June 30, 2007, were as follows:

(dollars in thousands)
Due in 2007	$10,017
Due in 2008	153,037
Due in 2009	2,040
Due in 2010	75,043
Due in 2011	150,046
Thereafter	211,474
SFAS 133 fair value hedge and other basis adjustments	(10,168)

Total	$591,489

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.19% and 5.37% at June 30, 2007, and December 31, 2006, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.
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
At June 30, 2007, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2007 remaining	$185
2008	371
2009	390
2010	390
2011	390
Thereafter	12,094

Total minimum lease payments	13,820
Less amounts representing interest	9,376

Present value of net minimum lease payments	$4,444

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
Old National also maintains an unfunded pension restoration plan (the “Restoration Plan”) which provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration Plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2005, is supported by contributions from the Company.
As of June 30, 2007, there have been no cash contributions to these Plans, except $0.7 million to cover benefit payments from the Restoration Plan. During the second half of 2007, Old National expects to pay cash of approximately $0.3 million to cover future benefit payments from the Restoration Plan.
The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	578	689	1,171	1,397
Expected return on plan assets	(843)	(1,034)	(1,665)	(1,894)
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	167	218	386	517
Settlement	299	360	599	720

Net periodic benefit cost	$201	$233	$491	$740

NOTE 13 — STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At June 30, 2007, 6.4 million shares were outstanding under the plan, including 5.8 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised or released, and 0.7 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers.
Stock Options
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first six months of 2007 as compared to $0.4 million for the first six months of 2006.
The Company granted 218,100 stock options during 2007 and substituted 47,604 Old National stock options for St. Joseph stock options in connection with its acquisition of St. Joseph. Using the Black-Scholes option pricing model, the Company estimated the fair value of the stock options granted during 2007 to be $0.5 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 15.3%; a risk free interest rate of 4.85%; an expected option term of six years; a 4.23% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Restricted Stock
Old National recorded expense of $0.5 million, net of tax benefit, during the first six months of 2007, compared to expense of $0.3 million during the first six months of 2006 related to the vesting of restricted share awards. Included in the first six months of 2007 is the reversal of $0.7 million of expense associated with certain performance-based restricted stock grants.
The Company granted 123 thousand shares of performance based restricted stock awards to certain key officers during 2007, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 50 thousand time-based restricted stock awards to certain key officers during 2007, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2007, unrecognized compensation expense was estimated to be $6.3 million for unvested restricted share awards.
NOTE 14 — INCOME TAXES
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 and, as the cumulative effect of applying its provisions, recognized a $3.4 million reduction to the balance of retained earnings on that date with a corresponding decrease in deferred tax assets which are reported as other assets on the balance sheet. The amount of unrecognized tax benefits as of January 1, 2007 totaled $10.3 million, all of which, if recognized, would affect the effective tax rate. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit. As of June 30, 2007, unrecognized tax positions have not changed materially since the adoption of FIN 48 at January 1, 2007.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. As of January 1, 2007, $2.7 million in interest, and no penalties, had been accrued on the Company’s balance sheet.
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

The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006
Provision at statutory rate of 35%	$8,626	$8,405	$12,504	$17,233
Tax-exempt income	(3,524)	(4,152)	(7,040)	(8,280)
Other, net	(7)	(425)	(78)	(573)

Income tax expense	$5,095	$3,828	$5,386	$8,380

Effective tax rate	20.7%	15.9%	15.1%	17.0%

For the three months ended June 30, 2007, the effective tax rate on income from continuing operations was higher than for the three months ended June 30, 2006. For the six months ended June 30, 2007, the effective tax rate on income from continuing operations was lower than for the six months ended June 30, 2006. The higher effective tax rate for the three months ended June 30, 2007, resulted from a lower percentage of tax-exempt income to income before income tax compared to the three months ended June 30, 2006. The lower effective tax rate for the six months ended June 30, 2007, resulted from a higher percentage of tax-exempt income to income before income taxes compared to the six months ended June 30, 2006.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
The following table summarizes the derivative financial instruments utilized by Old National:

	June 30, 2007			December 31, 2006
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Receive fixed interest rate swaps	$384,888	$—	$(12,961)	$724,609	$—	$(20,430)
Forward mortgage loan contracts	19,631	82	—	16,266	43	—
Stand Alone Derivatives
Receive fixed interest rate swaps	11,120	—	(5)	—	—	—
Interest rate lock commitments	16,818	104	—	17,750	7	—
Forward mortgage loan contracts	16,661	—	(81)	17,682	22	—
Matched Customer Hedges
Customer interest rate swaps	424,791	1,492	(3,777)	417,132	4,269	(1,866)
Counterparty interest rate swaps	424,791	3,777	(1,492)	417,132	1,866	(4,269)
Customer interest rate cap & collars	4,164	—	(10)	5,459	20	(11)
Counterparty interest rate cap & collars	4,164	10	—	5,459	11	(20)
Customer commodity swaps	13,426	46	(332)	13,426	587	—
Counterparty commodity swaps	13,426	332	(46)	13,426	—	(587)

Total	$1,333,880	$5,843	$(18,704)	$1,648,341	$6,825	$(27,183)

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
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.217 billion and standby letters of credit of $135.2 million at June 30, 2007. At December 31, 2006, loan commitments were $1.165 billion, commercial letters of credit were $40 thousand and standby letters of credit were $121.7 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of June 30, 2007.
At June 30, 2007 and December 31, 2006, Old National had credit extensions of $65.9 million and $75.4 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2007 and December 31, 2006, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $50.2 million and $54.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2007, the notional amount of standby letters of credit was $135.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.6 million.
NOTE 18 — SEGMENT INFORMATION
Old National operates in two operating segments: community banking and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking clients. Other is comprised of the parent company and several smaller business units including insurance, wealth management, and brokerage. It includes unallocated corporate overhead and intersegment revenue and expense eliminations.
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
The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total

Three months ended June 30, 2007
Net interest income	$58,632	$(3,509)	$(782)	$54,341
Provision for loan losses	193	(193)	—	-
Noninterest income	18,799	1,848	18,092	38,739
Noninterest expense	50,244	862	17,328	68,434
Income (loss) before income taxes	26,994	(2,330)	(18)	24,646
Income tax expense (benefit)	6,983	(1,884)	(4)	5,095
Segment profit (loss)	20,011	(446)	(14)	19,551
Total assets	5,141,364	2,720,849	125,529	7,987,742

Three months ended June 30, 2006
Net interest income	$58,659	$(3,904)	$(357)	$54,398
Provision for loan losses	4,269	(769)	—	3,500
Noninterest income	18,084	2,165	16,558	36,807
Noninterest expense	47,329	1,036	15,325	63,690
Income (loss) before income taxes	25,145	(2,006)	876	24,015
Income tax expense (benefit)	6,118	(2,554)	264	3,828
Segment profit	19,027	548	612	20,187
Total assets	5,069,083	3,034,278	203,136	8,306,497

Six months ended June 30, 2007
Net interest income	$113,698	$(6,146)	$(1,409)	$106,143
Provision for loan losses	2,172	273	—	2,445
Noninterest income	36,216	(105)	36,151	72,262
Noninterest expense	104,345	1,204	34,684	140,233
Income (loss) before income taxes	43,397	(7,728)	58	35,727
Income tax expense (benefit)	9,983	(4,615)	18	5,386
Segment profit (loss)	33,414	(3,113)	40	30,341
Total assets	5,141,364	2,720,849	125,529	7,987,742

Six months ended June 30, 2006
Net interest income	$120,582	$(8,617)	$(3,228)	$108,737
Provision for loan losses	7,567	(567)	—	7,000
Noninterest income	35,530	5,648	38,498	79,676
Noninterest expense	97,888	1,643	32,646	132,177
Income (loss) before income taxes	50,657	(4,045)	2,624	49,236
Income tax expense (benefit)	12,697	(5,139)	822	8,380
Segment profit	37,960	1,094	1,802	40,856
Total assets	5,069,083	3,034,278	203,136	8,306,497

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three and six months ended June 30, 2007 and 2006, and financial condition as of June 30, 2007, compared to June 30, 2006, and December 31, 2006. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Management believes that the balance sheet restructuring and process improvement initiatives completed during the first quarter of 2007, along with improvements in credit administration, retail operations and continued expense controls have the company well positioned for future growth.
Due to continued improvement in key measures of credit quality, the Company did not record a provision for possible loan losses during the second quarter of 2007, compared to $2.4 million during the first quarter of 2007. Criticized loans, or loans exhibiting a potential weakness that deserves management’s close attention, decreased $8.0 million from March 31, 2007 to June 30, 2007. Classified loans, or loans with a well-defined weakness that jeopardizes the liquidation of the debt, decreased $34.6 million during the same time period and nonperforming loans decreased by $2.0 million. In addition, net charge-offs were 0.31% of average loans in the second quarter of 2007 compared to 0.38% in the first quarter of 2007 and 0.33% in the second quarter of 2006. Nonperforming loans totaled 1.20% of total loans at June 30, 2007, up from 0.88% at December 31, 2006, primarily as a result of the acquisition of St. Joseph Capital Corporation. The allowance for loan losses equaled 1.38% of total loans at June 30, 2007, compared to 1.44% at December 31, 2006 and 1.57% at June 30, 2006.
Consumer and commercial loans experienced modest growth, but were partially offset by declines in commercial real estate loans. The Company continues to be cautious towards the real estate market in an effort to lower future potential credit risk. Total loans at June 30, 2007 increased 3.3% compared to December 31, 2006. The June 30, 2007 loan balance includes $338.9 million related to St. Joseph Capital Corporation, which was acquired during the first quarter of 2007.
Deposit growth remains challenging due to the competitive Midwest interest rate environment in which we operate and the Company’s focused effort to reduce higher priced deposits. Total deposits of $6.213 billion at June 30, 2007 decreased 1.7% from December of 2006. Year-over-year, deposits are relatively flat, increasing $7.2 million. Included in total deposits at June 30, 2007 is $258.1 million of deposits associated with the recently acquired St. Joseph Capital Corporation.
Net income was $19.6 million for the three months ended June 30, 2007, a decrease of $0.6 million from the $20.2 million recorded for the three months ended June 30, 2006. On a diluted per share basis, net income was $0.30 for both the three months ended June 30, 2007 and the three months ended June 30, 2006. Old National reported net income of $30.3 million for the six months ended June 30, 2007, a decrease of $10.5 million, or 25.7%, from the $40.9 million recorded for the six months June 30, 2006. On a diluted per share basis, net income was $0.46 for the six months ended June 30, 2007, compared to $0.61 for the six months ended June 30, 2006. Included in net income during the first quarter of 2007 was approximately $5.0 million of expense, net of tax, or $0.08 on a diluted per share basis, associated with restructuring and productivity improvement initiatives.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Income Statement Summary:
Net interest income	$54,341	$54,398	(0.1)%	$106,143	$108,737	(2.4)%
Provision for loan losses	—	3,500	(100.0)	2,445	7,000	(65.1)
Noninterest income	38,739	36,807	5.2	72,262	79,676	(9.3)
Noninterest expense	68,434	63,690	7.4	140,233	132,177	6.1
Other Data:
Return on average equity	12.30%	12.82%		9.51%	12.75%
Efficiency ratio	70.31	66.05		75.04	66.49
Tier 1 leverage ratio	7.29	7.65		7.29	7.65
Net charge-offs to average loans	0.31	0.33		0.35	0.39
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 59% of revenues at June 30, 2007. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.3 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively. Taxable equivalent adjustments for the six months ended June 30, 2007 and 2006, were $8.5 million and $10.4 million, respectively.
Taxable equivalent net interest income was $58.6 million and $114.6 million for the three and six months ended June 30, 2007, down from the $59.6 million and $119.1 million reported for the three and six months ended June 30, 2006. The reduction in net interest income is primarily a result of the lower average earning assets. The net interest margin was 3.20% and 3.10% for the three and six months ended June 30, 2007, compared to 3.18% reported for both the three and six months ended June 30, 2006. The decrease in the year-to-date net interest margin is primarily due to the increase in the cost of funding being greater than the increase in earning asset yields, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The increase in the quarterly comparison of the interest margin is primarily due to the change in the mix of interest earning assets and interest-bearing liabilities combined with a $1.0 million recovery of interest on a commercial real estate loan.

Average earning assets were $7.334 billion for the three months ended June 30, 2007, compared to $7.490 billion for the three months ended June 30, 2006, a decrease of 2.1%, or $156.3 million. Average earning assets were $7.398 billion for the six months ended June 30, 2007, compared to $7.489 billion for the six months ended June 30, 2006, a decrease of 1.2%, or $90.8 million. Significantly affecting average earning assets at June 30, 2007 compared to June 30, 2006, was management’s decision to reduce the size of the investment portfolio and the acquisition of St. Joseph. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in Old National’s markets, more stringent loan underwriting standards and the Company’s desire to lower future potential credit risk by being cautious towards the real estate market. During the third quarter of 2006, the Company sold investment securities of $273.1 million and $28.8 million of commercial and commercial real estate loans. During the first quarter of 2007, the Company sold $148.2 million of investment securities and $3.8 million of commercial real estate loans. During the second quarter of 2007, the Company sold $5.7 million of commercial and commercial real estate loans. Year over year, commercial loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Also affecting margin were decreases in borrowed funding due to the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph also matured in the first quarter of 2007. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.
Provision for Loan Losses
There was no provision for loan losses during the three months ended June 30, 2007, with a $2.4 million provision for loan losses year-to-date. The 2007 provision compares to $3.5 million and $7.0 million for the three and six months ended June 30, 2006. The lower provision in 2007 is attributable to a decrease in net charge-offs combined with a decrease in total criticized and classified loans during 2007 and enhanced credit administration and underwriting functions.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2007, was $38.7 million, an increase of $1.9 million, or 5.2%, from the $36.8 million reported for the three months ended June 30, 2006. For the six months ended June 30, 2007, noninterest income was $72.3 million, a decrease of $7.4 million, or 9.3%, from the $79.7 million reported for the six months ended June 30, 2006.
Net securities losses were $24 thousand and $2.7 million for the three and six months ended June 30, 2007, compared to net securities gains of $0.1 million for the three months ended June 30, 2006, and net securities losses of $0.1 million for the six months ended June 30, 2006. The primary reason for the increase in net securities losses was management’s decision to reduce the size of the investment portfolio.
Mortgage banking revenue increased by $0.6 million and $0.3 million for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006. An increase in the gain on sale of mortgage loans along with fluctuations in the market value of mortgage-related derivatives was the primary reason for the increase.
Investment product fees were $2.8 million and $5.6 million for the three and six months ended June 30, 2007, compared to $2.0 million and $4.3 million for the three and six months ended June 30, 2006. Increases in fees from sales of annuities and mutual funds were the primary reason for the increases.
Gains on derivatives decreased by $0.6 million and $2.2 million for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, primarily as a result of a change in the mix of derivatives used in hedging relationships.
During the first quarter of 2006, Old National recorded a $3.0 million gain from the sale of the O’Fallon, Illinois financial center. There was no corresponding sale in the first six months of 2007.
During the first quarter of 2007, Old National recorded a $1.2 million loss on the extinguishment of debt. The loss was related to the early retirement of Federal Home Loan Bank advances and repurchase agreements.
Other income decreased by $0.4 million and $1.9 million for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, primarily as a result of a decline in customer derivative fee revenue.

Noninterest Expense
Noninterest expense for the three months ended June 30, 2007, totaled $68.4 million, an increase of $4.7 million, or 7.4%, from the $63.7 million recorded for the three months ended June 30, 2006. For the six months ended June 30, 2007, noninterest expense was $140.2 million, an increase of $8.1 million, or 6.1%, from the $132.2 million recorded for the six months ended June 30, 2006.
Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2007, salaries and benefits were $41.5 million compared to $37.7 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, salaries and benefits amounted to $82.9 million compared to $79.0 million for the six months ended June 30, 2006. Benefiting salaries and benefits expense in both the three and six months ended June 30, 2006 is a $3.5 million adjustment to certain performance-based incentives, which was partially offset by $0.6 million of expense associated with the modification of certain stock options. Included in salaries and benefits expense for the three and six months ended June 30, 2007 is $1.0 million and $1.6 million, respectively, of personnel expense associated with the acquisition of St. Joseph Capital Corporation.
Occupancy expense was $5.5 million and $11.9 million for the three and six months ended June 30, 2007, compared to $4.9 million and $10.1 million for the three and six months ended June 30, 2006. The increase is primarily related to the sale of the Company’s corporate office buildings in Evansville, Indiana in December, 2006 and the lease of those buildings back to the Company. Old National Bank is obligated to pay annual rent of $6.6 million to lease those buildings from the landlords through December 31, 2029; no rent is payable for the final two years of the initial 25-year term. For financial reporting purposes, the rent will be expensed ratably over the 25-year term at an annual rate of $6.0 million. Partially offsetting the increase in rent is a decrease in depreciation expense related to the eighty-five bank branch properties that are currently classified as held for sale.
Other losses totaled $2.5 million for the six months ended June 30, 2007, an increase of $1.8 million compared to $0.7 million for the six months ended June 30, 2006. The increase in other losses was primarily attributable to impairment charges on buildings that the Company identified for consolidation and charges to terminate leases on buildings that the Company no longer occupies that occurred in the first quarter of 2007.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 20.7% for the three months ended June 30, 2007, compared to 15.9% for the three months ended June 30, 2006. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 15.1% for the six months ended June 30, 2007, compared to 17.0% for the six months ended June 30, 2006. The higher effective tax rate for the three months ended June 30, 2007, resulted from a lower percentage of tax-exempt income to income before income tax compared to the three months ended June 30, 2006. The lower effective tax rate for the six months ended June 30, 2007, resulted from a higher percentage of tax-exempt income to income before income taxes compared to the six months ended June 30, 2006.
FINANCIAL CONDITION
Overview
Old National’s assets at June 30, 2007, were $7.988 billion, a 3.8% decrease compared to June 30, 2006 assets of $8.306 billion, and an annualized decrease of 4.0% compared to December 31, 2006 assets of $8.150 billion. The planned reduction of the investment portfolio in conjunction with the sale of our corporate office buildings in December 2006 have lowered our total assets, reducing the Company’s reliance on wholesale funding. Partially offsetting the reduction in assets was the acquisition of St. Joseph. Year over year, deposits, which have an average interest rate lower than borrowed funds, have increased as a percent of interest-bearing liabilities as long-term borrowings have decreased as a percent of interest-bearing liabilities.

Earning Assets
Old National’s earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $7.157 billion at June 30, 2007, a decrease of 4.1% from June 30, 2006, and an annualized decrease of 6.1% since December 31, 2006. Investment securities have decreased over the past twelve months as Old National has reduced its investment portfolio. In the third quarter of 2006, Old National sold $273.1 million of investment securities. In the first quarter of 2007, Old National sold $148.2 million of investment securities. At June 30, 2007, total loans, including loans held for sale, decreased $2.8 million compared to June 30, 2006, and increased $156.5 million compared to December 31, 2006. Included in total loans at June 30, 2007 is $338.9 million of loans associated with the recent acquisition of St. Joseph. In the third quarter of 2006, $28.8 million of loans were sold. In the first quarter of 2007, $3.8 million of loans were sold. In the second quarter of 2007, $5.7 million of loans were sold.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. At June 30, 2007, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. As of June 30, 2007, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At June 30, 2007, the investment securities portfolio was $2.275 billion compared to $2.580 billion at June 30, 2006, a decrease of $304.5 million or 11.8%. Investment securities decreased $101.0 million at June 30, 2007, compared to December 31, 2006, an annualized decrease of 8.5%. Investment securities represented 31.8% of earning assets at June 30, 2007, compared to 34.6% at June 30, 2006, and 32.2% at December 31, 2006. In the third quarter of 2006, Old National sold $273.1 million of investment securities. In the first quarter of 2007, Old National sold $148.2 million of investment securities. Old National has reduced the size of the investment portfolio during the past twelve months and used the cash flows generated by the declining investment portfolio to reduce borrowed funds. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
The investment securities available-for-sale portfolio had net unrealized losses of $50.1 million at June 30, 2007, a decrease of $23.8 million compared to net unrealized losses of $73.9 million at June 30, 2006, and an increase of $22.5 million compared to net unrealized losses of $27.6 million at December 31, 2006. The decrease over the past twelve months was primarily the result of the smaller portfolio of securities available-for-sale and the resulting change in the average duration and in interest rates for the portfolio.
The investment portfolio had an average duration of 3.59 years at June 30, 2007, compared to 3.48 years at June 30, 2006, and 2.90 years at December 31, 2006. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.10% for the three months ended June 30, 2007, compared to 5.04% for the three months ended June 30, 2006, and 5.01% for the three months ended December 31, 2006. Average yields on investment securities, on a taxable equivalent basis, were 5.07%, 4.99% and 5.01% for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.
Federal Home Loan Bank stock decreased $7.9 million from the June 30, 2006 balance of $49.1 million to $41.2 million at June 30, 2007. This decrease is primarily the result of the Federal Home Loan Banks’ decision to repurchase excess stock during the third quarter of 2006.
Residential Loans Held for Sale
Residential loans held for sale were $19.6 million at June 30, 2007, compared to $24.1 million at June 30, 2006, and compared to $16.6 million at December 31, 2006. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from June 30, 2006, is primarily attributable to increased efficiencies in processing loan sales and the timing of loan sales to the secondary market.

Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within the earning assets of Old National, representing 43.3% of earning assets at June 30, 2007, an increase from 41.6% at June 30, 2006, and an increase from 40.9% at December 31, 2006. At June 30, 2007, commercial and commercial real estate loans were $3.097 billion, a decrease of $6.4 million since June 30, 2006, and an increase of $80.3 million since December 31, 2006. Included in the increase were $95.5 million of commercial loans and $121.0 million of commercial real estate loans associated with the St. Joseph acquisition. Commercial loans have increased $82.7 million since June 30, 2006 while commercial real estate loans have decreased $89.1 million since June 30, 2006. In the third quarter of 2006, $28.8 million of commercial and commercial real estate loans were sold. In the first quarter of 2007, the Company sold $3.8 million of commercial real estate loans. In the second quarter of 2007, $5.7 million of commercial and commercial real estate loans were sold. Weak loan demand in Old National’s markets continues to affect loan growth. Old National also has continued to tighten its underwriting standards, which has slowed potential loan growth. Old National continues to be cautious towards the real estate market in an effort to lower future potential credit risk.
Consumer Loans
At June 30, 2007, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $37.2 million or 3.0% compared to June 30, 2006, and increased $12.8 million or, annualized, 2.1% since December 31, 2006. Included in consumer loans at June 30, 2007 is $26.9 million of consumer loans associated with the St. Joseph acquisition.
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
At June 30, 2007, residential real estate loans were $545.3 million, an increase of $45.3 million, or 9.1%, from June 30, 2006. The acquisition of St. Joseph was the primary reason for the increase in residential real estate loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2007, totaled $192.8 million, an increase of $57.6 million compared to $135.2 million at June 30, 2006, and an increase of $58.6 million compared to $134.2 million at December 31, 2006. The increase is primarily the result of $60.3 million in goodwill and intangible assets related to the February 1, 2007 acquisition of St. Joseph Capital Corporation.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.247 billion at June 30, 2007, a decrease of 4.2% from $7.563 billion at June 30, 2006, and an annualized decrease of 3.7% from $7.382 billion at December 31, 2006. Included in total funding were deposits of $6.213 billion at June 30, 2007, an increase of $7.2 million, or 0.1%, compared to June 30, 2006, and an annualized decrease of 3.4% compared to December 31, 2006. Included in total deposits at June 30, 2007 is $258.1 million associated with the St. Joseph acquisition. Demand deposits increased 3.4% or $28.2 million compared to June 30, 2006. NOW deposits increased 10.4 % or $150.5 million and savings deposits increased 41.7% or $178.3 million compared to June 30, 2006. Money market deposits decreased 15.5% or $137.4 million and time deposits decreased 8.1% or $212.3 million compared to June 30, 2006. Year over year, Old National experienced a shift into lower cost deposit types.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At June 30, 2007, wholesale borrowings, including short-term borrowings and other borrowings, decreased $322.8 million, or 23.8%, from June 30, 2006 and decreased $26.0 million, or 4.9%, annualized, from December 31, 2006, respectively. Wholesale funding as a percentage of total funding was 14.3% at June 30, 2007, compared to 17.9% at June 30, 2006, and 14.4% at December 31, 2006. The primary causes for the reduction in wholesale funding were the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph matured in the first quarter of 2007. The reduction of the investment portfolio during 2006 and 2007 has reduced the Company’s reliance on wholesale funding.

Capital
Shareholders’ equity totaled $625.6 million at June 30, 2007, compared to $614.7 million at June 30, 2006, and $642.4 million at December 31, 2006.
Old National paid cash dividends of $0.22 and $0.44 per share for the three and six months ended June 30, 2007, which decreased equity by $28.9 million, compared to cash dividends of $0.21 and $0.42 per share for the three and six months ended June 30, 2006, which decreased equity by $27.9 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $4.1 million during the six months ended June 30, 2007, and $27.0 million during the six months ended June 30, 2006. The change in unrealized losses on investment securities decreased equity by $15.4 million during the six months ended June 30, 2007, and decreased equity by $23.3 million during the six months ended June 30, 2006. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.1 million during the six months ended June 30, 2007, compared to $1.9 million during the six months ended June 30, 2006. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during 2007. The adoption of EITF 06-5 also affected equity in 2007, resulting in a $0.1 million reduction.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios. The decline in the Company’s capital ratios can be attributed primarily to the cash purchase of St. Joseph.

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2007	2006	2006
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.29%	7.65%	8.01%
Tier 1 capital to risk-adjusted total assets	4.00	10.07	10.36	11.12
Total capital to risk-adjusted total assets	8.00	13.41	14.10	14.47
Shareholders’ equity to assets	N/A	7.83	7.40	7.88
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

Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at June 30, 2007, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming and Durable Goods did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Management will continue to monitor these industry categories. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens.
Summary of under-performing, criticized and classified loans:

	June 30,		December 31,
(dollars in thousands)	2007	2006	2006
Nonaccrual loans	$58,458	$51,725	$41,518
Renegotiated loans	7	96	52
Past due loans (90 days or more and still accruing)	1,026	1,335	2,141
Foreclosed properties	2,272	2,907	3,313

Total under-performing assets	$61,763	$56,063	$47,024

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$131,769	$137,899	$153,215
Criticized loans	89,787	64,843	119,757

Total criticized and classified loans	$221,556	$202,742	$272,972

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.20%	1.06%	0.88%
Under-performing assets/total loans and foreclosed properties (1)	1.27	1.15	1.00
Under-performing assets/total assets	0.77	0.67	0.58
Allowance for loan losses/under-performing assets	109.27	136.20	144.16

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $3.8 million for the three months ended June 30, 2007, a decrease of $0.1 million from the three months ended June 30, 2006. Net charge-offs for the six months ended June 30, 2007, totaled $8.4 million compared to $9.5 million for the six months ended June 30, 2006. Included in the three and six months ended June 30, 2007 is $1.1 million of impairment associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second quarter. Net charge-offs to average loans were 0.31% and 0.35% for the three and six months ended June 30, 2007, as compared to 0.33% and 0.39% for the three and six months ended June 30, 2006.
Under-performing assets totaled $61.8 million at June 30, 2007, an increase of $5.7 million compared to $56.1 million at June 30, 2006, and an increase of $14.8 million compared to $47.0 million at December 31, 2006. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2007, were 1.27%, an increase from the June 30, 2006 ratio of 1.15% and an increase from the December 31, 2006 ratio of 1.00%. Nonaccrual loans were $58.5 million at June 30, 2007, compared to $51.7 million at June 30, 2006, and $41.5 million at December 31, 2006. The increase in nonaccrual loans from December 31, 2006 to June 30, 2007 relates to $11.0 million of nonaccrual loans acquired from St. Joseph and $9.1 million to a single Old National commercial credit. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized loans were $221.6 million at June 30, 2007, an increase of $18.8 million from June 30, 2006, and a decrease of $51.4 million from December 31, 2006. Classified loans related to the St. Joseph acquisition amounted to $15.5 million.

Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, Old National maintains an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2007, the allowance for loan losses was $67.5 million, a decrease of $8.9 million compared to $76.4 million at June 30, 2006, and a decrease of $0.3 million compared to $67.8 million at December 31, 2006. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.38% at June 30, 2007, from 1.57% at June 30, 2006, and decreased from 1.44% at December 31, 2006. There was no provision for loan losses for the three months ended June 30, 2007, compared to $3.5 million for the three months ended June 30, 2006. The provision for the six months ended June 30, 2007, amounted to $2.4 million compared to $7.0 million for the six months ended June 30, 2006. Continued strong asset quality combined with low charge-off experience necessitated a reduction in the loan loss reserve according to the Company’s reserve formula.
In accordance with generally accepted accounting principles, the $5.2 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments increased $0.4 million during the first six months of 2007 from $4.8 million at December 31, 2006, primarily as a result of the St. Joseph acquisition.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to June 30, 2007 and 2006 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

6/30/2007	3.79%	3.92%	2.41%	-1.81%	-3.60%	-5.59%
6/30/2006	1.64%	2.71%	1.99%	-3.14%	-6.93%	-10.42%
Net Interest Income - 24 Month Cumulative Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

6/30/2007	1.68%	2.57%	1.91%	-1.90%	-3.95%	-6.22%
6/30/2006	-2.48%	0.40%	1.06%	-2.50%	-5.83%	-8.93%
Economic Value of Equity Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

6/30/2007	-12.18%	-5.18%	-0.65%	-1.02%	-3.43%	-7.90%
6/30/2006	-13.97%	-5.32%	-0.60%	-2.54%	-5.41%	-9.18%
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
At June 30, 2007, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
At June 30, 2007, modeling indicated Old National was within the green zone policy limits for all Economic Value of Equity Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $12.9 million at June 30, 2007, compared to an estimated fair value loss of $20.4 million at December 31, 2006. The improvement is primarily related to the reduction in notional amount of fair value hedges, specifically receive fixed interest rate swaps. See Note 15 to the consolidated financial statements for additional information.

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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayements of loans and mortgage-related securities are strongly influenced by interest rates, the weakening housing market, general and local economic conditions, and competition in the marketplace. We continue to monitor the securities markets to identify trends that might reduce the predictability of the timing of these sources of funds.
Old National’s ability to raise funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Services and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of June 30, 2007. Fitch Rating Services reaffirmed a negative outlook in conjunction with their ratings as of July 18, 2007. The senior debt ratings of Old National Bancorp and Old National Bank at June 30, 2007, are shown in the following table:

SENIOR DEBT RATINGS
	Standard and		Moody’s Investor				Dominion Bond
	Poor’s		Services		Fitch, Inc.		Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	A2	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of June 30, 2007, Old National Bank had the capacity to borrow $694.9 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At June 30, 2007, the parent company’s other borrowings outstanding was $264.8 million, compared with $255.5 million at December 31, 2006. The $9.3 million increase in other borrowings from December 31, 2006 to June 30, 2007 was attributable to junior subordinated debentures from the St. Joseph Capital Corporation purchase during the first quarter of 2007 and an increase in value of SFAS 133 fair value hedges. Old National Bancorp, the parent company, has $110.0 million of debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At June 30, 2007, regulatory approval was obtained for Old National’s affiliate bank to pay dividends.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.

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
Management’s analysis of probable losses in the portfolio at June 30, 2007, resulted in a range for allowance for loan losses of $8.1 million with the potential effect to net income ranging from a decrease of $1.7 million to an increase of $3.6 million. These sensitivities are hypothetical and are not intended to represent actual results.

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
•	Derivative Financial Instruments. As part of the Company’s overall interest rate risk management, Old National uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are significantly offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained.

•	Income Taxes. The Company is subject to the income tax laws of the U.S, its states and the municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate.
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
Limitations on the Effectiveness of Controls. Management, including the principal executive officer and principal financial officer, does not expect that Old National’s disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Number
			Purchased as Part	of Shares that
			of Publically	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

04/01/07 - 04/30/07	—	$—	—	4,545,192
05/01/07 - 05/31/07	200,000	17.79	200,000	4,345,192
06/01/07 - 06/30/07	20,000	17.85	20,000	4,325,192

Quarter-to-date 06/30/07	220,000	$17.80	220,000	4,325,192

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the May 17, 2007, Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
(a)	Election of Directors — The following directors were elected to Class II of the Board of Directors, each to hold office for three years (until the 2010 Annual Meeting) and until his successor shall have been duly elected and qualified:

	Vote Counts
	For	Withheld
Class II Directors (term ending 2010)
Niel C. Ellerbrook	48,325,310	3,541,691
Kelly N. Stanley	48,416,066	3,449,827
(b)	Declassification of the Board of Directors — Approval of the amendment to Section 1 of Article VII of the Company’s Amended and Restated Articles of Incorporation to declassify the Board of Directors and to provide for the annual election of directors:

For — 50,364,480; Votes Against — 950,836; Votes Abstained — 551,679; Broker nonvotes — 1,220,333
(c)	Deletion of Article IV of the Amended and Restated Articles of Incorporation — Approval of the amendment to the Company’s Amended and Restated Articles of Incorporation to delete Article IV in its entirety and to renumber the Articles which follow Article IV:

For — 50,087,596; Votes Against — 875,766; Votes Abstained — 903,635; Broker nonvotes — 1,220,332
(d)	Ratification of the selection of Independent Public Accountants — Crowe Chizek and Company LLC:

For — 50,570,146; Votes Against — 673,832; Votes Abstained — 623,026; Broker nonvotes — 1,220,324

ITEM 5.	OTHER INFORMATION
(a)	NONE
(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Old National, amended May 22, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2007).
3.2	By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007).
4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).
4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).
4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).
4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).
4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).
10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*
10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*
10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

Exhibit No.	Description
10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*
10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*
10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*
10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*
10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*
10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*
10.10	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*
10.11	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*
10.12	Release and Separation Agreement between Old National and Michael R. Hinton (incorporated by reference to Exhibit 10.12 of Old National’s Report on Form 10-Q for the quarter ended June 30, 2006).*
10.13	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*
10.14	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*
10.15	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.16	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.17	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

Exhibit No.	Description
10.18	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*
10.19	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).
10.20	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*
10.21	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*
10.22	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*
10.23	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.24	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.25	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.26	Purchase and Sale Agreement dated December 20, 2006, between Old National Bancorp, Old National Bank, Old National Realty Company, Inc., ONB One Main Landlord, LLC, ONB 123 Main Landlord, LLC, and ONB 4th Street Landlord, LLC (incorporated by reference to Exhibit 10(z) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.27	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.28	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.29	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

Exhibit No.	Description
10.30	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP (Registrant)

By:	/s/ Christopher A. Wolking
Christopher A. Wolking
Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.