Form 10-Q
period 2007-09-30
OLD NATIONAL BANCORP /IN/
filed 2007-11-08
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,202,000 shares outstanding at October 31, 2007.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2007	2006	2006
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$192,921	$210,303	$176,632
Federal funds sold and resell agreements	179	283,524	78,800
Money market investments	4,074	4,078	7,525

Total cash and cash equivalents	197,174	497,905	262,957
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored agencies	661,221	680,149	546,692
Mortgage-backed securities	960,462	1,020,178	1,060,914
States and political subdivisions	259,581	273,325	297,171
Other securities	205,096	201,511	184,844

Investment securities — available-for-sale	2,086,360	2,175,163	2,089,621
Investment securities — held-to-maturity, at amortized cost (fair value $130,053, $157,720 and $138,691 respectively)	134,444	162,138	144,016
Federal Home Loan Bank stock, at cost	41,170	38,809	42,266
Residential loans held for sale	13,313	16,634	15,856
Loans:
Commercial	1,692,521	1,629,885	1,598,071
Commercial real estate	1,308,287	1,386,367	1,406,883
Residential real estate	539,297	484,896	492,099
Consumer credit, net of unearned income	1,210,260	1,198,855	1,219,268

Total loans	4,750,365	4,700,003	4,716,321
Allowance for loan losses	(64,138)	(67,790)	(71,632)

Net loans	4,686,227	4,632,213	4,644,689

Premises and equipment, net	47,277	122,865	123,062
Accrued interest receivable	50,427	53,344	54,260
Goodwill	159,198	113,350	113,350
Other intangible assets	32,679	20,813	21,372
Company-owned life insurance	211,853	198,038	198,338
Assets held for sale	31,065	—	69,895
Other assets	141,298	118,243	140,206

Total assets	$7,832,485	$8,149,515	$7,919,888

Liabilities
Deposits:
Noninterest-bearing demand	$840,501	$877,870	$844,913
Interest-bearing:
NOW	1,427,485	1,449,202	1,328,923
Savings	653,448	437,702	411,412
Money market	690,391	925,296	868,794
Time	2,262,717	2,631,424	2,629,834

Total deposits	5,874,542	6,321,494	6,083,876
Short-term borrowings	527,033	312,911	301,535
Other borrowings	612,129	747,545	772,215
Accrued expenses and other liabilities	171,362	125,196	119,499

Total liabilities	7,185,066	7,507,146	7,277,125

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,200, 66,503 and 66,406 shares issued and outstanding, respectively	66,200	66,503	66,406
Capital surplus	562,959	565,106	564,691
Retained earnings	41,885	35,873	32,187
Accumulated other comprehensive loss, net of tax	(23,625)	(25,113)	(20,521)

Total shareholders’ equity	647,419	642,369	642,763

Total liabilities and shareholders’ equity	$7,832,485	$8,149,515	$7,919,888

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
Interest Income
Loans including fees:
Taxable	$82,561	$80,578	$245,055	$234,627
Nontaxable	5,502	5,065	16,118	14,510
Investment securities, available-for-sale:
Taxable	23,054	22,230	68,591	66,468
Nontaxable	3,005	4,349	9,141	15,195
Investment securities, held-to-maturity, taxable	1,611	1,618	5,140	5,107
Money market investments	215	161	6,133	1,404

Total interest income	115,948	114,001	350,178	337,311

Interest Expense
Deposits	45,064	44,406	145,188	125,460
Short-term borrowings	5,447	4,953	13,011	12,878
Other borrowings	10,219	12,334	30,618	37,928

Total interest expense	60,730	61,693	188,817	176,266

Net interest income	55,218	52,308	161,361	161,045
Provision for loan losses	—	—	2,445	7,000

Net interest income after provision for loan losses	55,218	52,308	158,916	154,045

Noninterest Income
Wealth management fees	4,554	4,710	14,267	14,859
Service charges on deposit accounts	11,496	10,596	32,965	31,188
ATM fees	3,771	3,043	10,487	8,906
Mortgage banking revenue	1,208	1,045	3,298	2,835
Insurance premiums and commissions	8,889	8,761	29,682	29,205
Investment product fees	2,675	2,041	8,285	6,323
Company-owned life insurance	2,419	2,284	7,184	6,766
Net securities gains (losses)	(472)	789	(3,163)	697
Gain (loss) on derivatives	170	(67)	(22)	1,953
Gain on branch divestiture	—	—	—	3,036
Gain on sale leaseback	774	—	947	—
Other income	2,087	3,361	7,137	10,471

Total noninterest income	37,571	36,563	111,067	116,239

Noninterest Expense
Salaries and employee benefits	39,638	36,789	122,534	115,817
Occupancy	5,898	5,059	17,787	15,171
Equipment	2,683	3,052	8,580	9,676
Marketing	1,738	2,738	6,291	7,572
Data processing	4,656	4,404	14,537	13,520
Communication	2,337	2,151	7,069	6,850
Professional fees	1,740	1,845	5,548	5,681
Loan expense	1,541	1,454	4,585	4,338
Supplies	795	852	2,584	2,550
Loss on extinguishment of debt	66	—	1,300	—
Impairment of long-lived assets	—	218	1,163	433
Other expense	4,403	4,310	14,984	13,441

Total noninterest expense	65,495	62,872	206,962	195,049

Income before income taxes	27,294	25,999	63,021	75,235
Income tax expense	4,730	4,985	10,116	13,365

Net income	$22,564	$21,014	$52,905	$61,870

Net income per common share
Basic net income per share	$0.35	$0.32	$0.81	$0.93
Diluted net income per share	0.34	0.32	0.80	0.93

Weighted average number of common shares outstanding
Basic	65,601	65,823	65,709	66,370
Diluted	65,658	65,853	65,766	66,395

Dividends per common share	$0.22	$0.21	$0.66	$0.63
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2005	67,649	$67,649	$591,930	$12,074	$(21,755)	$649,898
Net income	—	—	—	61,870	—	61,870	$61,870
Unrealized net securities gains, net of $1,482 tax	—	—	—	—	1,344	1,344	1,344
Reclassification adjustment for securities gains included in net income, net of $(284) tax	—	—	—	—	(413)	(413)	(413)
Reclassification adjustment on cash flow hedges, net of $196 tax	—	—	—	—	303	303	303
Adjustment to stock issued for prior acquisitions	(1)	(1)	(15)	—	—	(16)
Cash dividends	—	—	—	(41,757)	—	(41,757)
Stock repurchased	(1,447)	(1,447)	(28,012)	—	—	(29,459)
Exercise of stock options, including tax benefits	36	36	655	—	—	691
Stock based compensation expense	—	—	251	—	—	251
Stock issued (forfeited) under restricted stock and stock compensation plans	169	169	(118)	—	—	51

Balance, September 30, 2006	66,406	$66,406	$564,691	$32,187	$(20,521)	$642,763	$63,104

Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369
Net income	—	—	—	52,905	—	52,905	$52,905
Unrealized net securities losses, net of $(1,115) tax	—	—	—	—	(1,957)	(1,957)	(1,957)
Reclassification adjustment for securities losses included in net income, net of $1,271 tax	—	—	—	—	1,892	1,892	1,892
Reclassification adjustment on cash flow hedges, net of $193 tax	—	—	—	—	299	299	299
Amortization of additional pension liability recognized under FAS 158, net of $837 tax	—	—	—	—	1,254	1,254	1,254
Adjustment to initially apply
FASB interpretation No. 48	—	—	—	(3,368)	—	(3,368)
Adjustment for adoption of EITF No. 06-5	—	—	—	(118)	—	(118)
Cash dividends	—	—	—	(43,407)	—	(43,407)
Stock repurchased	(228)	(228)	(3,850)	—	—	(4,078)
Exercise of stock options, including tax benefits	7	7	68	—	—	75
Stock based compensation expense	—	—	949	—	—	949
Stock issued (forfeited) under restricted stock and stock compensation plans	(82)	(82)	134	—	—	52
Adjustment for St. Joseph Capital Corp. stock options	—	—	552	—	—	552

Balance, September 30, 2007	66,200	$66,200	$562,959	$41,885	$(23,625)	$647,419	$54,393

Comprehensive income for the quarters ended September 30, 2007 and 2006 was $36.3 million and $45.3 million, respectively.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2007	2006
Cash Flows From Operating Activities
Net income	$52,905	$61,870

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,276	10,173
Amortization of other intangible assets and goodwill impairment	2,596	1,831
Net discount accretion on investment securities	(1,881)	(1,605)
Restricted stock expense (benefit)	728	(437)
Stock option expense	221	688
Provision for loan losses	2,445	7,000
Net securities (gains) losses	3,163	(697)
Gain on branch divestiture	—	(3,036)
Gain on sale leaseback	(947)	—
(Gain) loss on derivatives	22	(1,953)
Net gains on sales and write-downs of loans and other assets	(1,021)	(1,453)
Loss on retirement of debt	1,300	—
FHLB stock dividend	—	(45)
Increase in cash surrender value of company owned life insurance	(5,123)	(4,874)
Residential real estate loans originated for sale	(195,879)	(186,012)
Proceeds from sale of residential real estate loans	202,000	216,436
Decrease in interest receivable	5,140	1,309
Increase in other assets	(9,058)	(12,659)
Decrease in accrued expenses and other liabilities	(19,491)	(470)

Total adjustments	(9,509)	24,196

Net cash flows provided by operating activities	43,396	86,066

Cash Flows From Investing Activities
Cash and cash equivalents of acquired subsidiaries	17,429	—
Purchase of subsidiaries	(78,109)	—
Purchases of investment securities available-for-sale	(644,936)	(471,002)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	630,865	394,832
Proceeds from sales of investment securities available-for-sale	180,257	298,124
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	27,018	22,212
Proceeds from redemption of FHLB stock	758	591
Proceeds from branch divestiture	—	10,511
Proceeds from sale of loans	11,712	26,062
Net principal collected from loan customers	256,056	109,318
Proceeds from sale of premises and equipment and other assets	102,935	1,932
Purchase of premises and equipment	(5,826)	(7,882)

Net cash flows provided by investing activities	498,159	384,698

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(76,669)	(46,026)
Savings, NOW and money market deposits	(301,237)	(366,334)
Time deposits	(431,733)	53,473
Short-term borrowings	200,803	(1,230)
Payments for maturities on other borrowings	(21,541)	(179,632)
Proceeds from issuance of other borrowings	25,000	—
Payments related to retirement of debt	(189,551)	—
Cash dividends paid	(43,407)	(41,757)
Common stock repurchased	(4,078)	(29,459)
Proceeds from exercise of stock options, including tax benefit	75	691
Common stock issued under restricted stock and stock compensation plans	52	51

Net cash flows used in financing activities	(842,286)	(610,223)

Net decrease in cash and cash equivalents	(300,731)	(139,459)
Cash and cash equivalents at beginning of period	497,905	402,416

Cash and cash equivalents at end of period	$197,174	$262,957

Total interest paid	$189,803	$171,424
Total taxes paid (net of refunds)	$9,787	$8,243
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2007 and 2006, and December 31, 2006, and the results of its operations for the three and nine months ended September 30, 2007 and 2006. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2006.
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
SFAS No. 157 – In September 2006, the FASB issued Statement No. 157 – Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.
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
NOTE 5 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. At September 30, 2007 and 2006, stock options to purchase approximately 5.8 million and 5.9 million shares, respectively, and restricted stock of 0.4 million shares were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.
The following table reconciles basic and diluted net income per share for the three months ended September 30:

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	September 30, 2007			September 30, 2006
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from operations	$22,564	65,601	$0.35	$21,014	65,823	$0.32

Effect of dilutive securities:
Restricted stock		34			25
Stock options		23			5

Diluted Net Income Per Share
Income from operations and assumed conversions	$22,564	65,658	$0.34	$21,014	65,853	$0.32

The following table reconciles basic and diluted net income per share for the nine months ended September 30:

(dollars and shares	Nine Months Ended			Nine Months Ended
in thousands,	September 30, 2007			September 30, 2006
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from continuing operations	$52,905	65,709	$0.81	$61,870	66,370	$0.93

Effect of dilutive securities:
Restricted stock		30			17
Stock options		27			8

Diluted Net Income Per Share
Income from operations and assumed conversions	$52,905	65,766	$0.80	$61,870	66,395	$0.93

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2007 and December 31, 2006 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2007
Available-for-sale
U.S. Government-sponsored agencies	$660,311	$3,404	$(2,494)	$661,221
Mortgage-backed securities	991,217	1,137	(31,892)	960,462
States and political subdivisions	253,497	6,469	(385)	259,581
Other securities	208,890	472	(4,266)	205,096

Total available-for-sale securities	$2,113,915	$11,482	$(39,037)	$2,086,360

Held-to-maturity
Mortgage-backed securities	$112,047	$—	$(4,232)	$107,815
Other securities	22,397	—	(159)	22,238

Total held-to-maturity securities	$134,444	$—	$(4,391)	$130,053

December 31, 2006
Available-for-sale
U.S. Government-sponsored agencies	$685,809	$1,881	$(7,541)	$680,149
Mortgage-backed securities	1,049,712	1,733	(31,267)	1,020,178
States and political subdivisions	264,343	9,095	(113)	273,325
Other securities	202,945	1,384	(2,818)	201,511

Total available-for-sale securities	$2,202,809	$14,093	$(41,739)	$2,175,163

Held-to-maturity
Mortgage-backed securities	$126,800	$—	$(4,312)	$122,488
Other securities	35,338	—	(106)	35,232

Total held-to-maturity securities	$162,138	$—	$(4,418)	$157,720

Year-to-date proceeds from the sales of investment securities available-for-sale were $180.3 million in 2007 and $298.7 million in 2006. For the nine months ended September 30, 2007, realized gains were $0.9 million and losses were $4.1 million. For the nine months ended September 30, 2006, realized gains were $4.4 million and losses were $3.7 million.

At September 30, 2007, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored agencies and credit quality concerns surrounding the recovery of the full principal balance. Old National has both the intent and ability to hold securities with any individual unrealized loss for a time necessary to recover the amortized cost.
NOTE 7 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At September 30, 2007 and December 31, 2006, Old National had residential loans held for sale of $13.3 million and $16.6 million, respectively. As of September 30, 2007 and December 31, 2006, ineffectiveness related to the hedge of a portion of the residential loans held for sale was immaterial.
During the first nine months of 2007, commercial real estate loans held for investment of $10.2 million and commercial loans of $4.0 million were transferred to loans held for sale at the lower of cost or market, resulting in a $2.5 million reduction to the allowance for loan losses.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2007	2006
Balance, January 1	$67,790	$78,847
Additions:
Provision charged to expense	2,445	7,000
Allowance of acquired bank	5,699	—
Deductions:
Write-downs from loans transferred to held for sale	2,527	2,770
Loans charged-off	17,963	18,391
Recoveries	(8,694)	(6,946)

Net charge-offs	11,796	14,215

Balance, September 30	$64,138	$71,632

Individually impaired loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Impaired loans without a valuation allowance	$5,648	$11,833
Impaired loans with a valuation allowance	33,757	20,476

Total impaired loans	$39,405	$32,309

Allowance for loan losses related to impaired loans	$12,729	$7,080

For the nine months ended September 30, 2007 and 2006, the average balance of impaired loans was $43.3 million and $38.9 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated primarily using the fair value of the underlying collateral.

Nonperforming loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Nonaccrual loans	$49,312	$41,518
Renegotiated loans	—	52

Total nonperforming loans	$49,312	$41,570

Past due loans (90 days or more and still accruing)	$2,173	$2,141

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Nonaccrual loans related to the St. Joseph acquisition amounted to $13.1 million.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2007 and 2006:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	45,848	—	45,848

Balance, September 30, 2007	$119,325	$39,873	$159,198

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior period	—	75	75

Balance, September 30, 2006	$73,477	$39,873	$113,350

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2007 and determined that no impairment existed as of this date. Old National recorded $45.8 million of goodwill in 2007 associated with the acquisition of St. Joseph Capital Corporation.
The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2007 and December 31, 2006 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
September 30, 2007
Amortized intangible assets:
Core deposit	$15,623	$(5,559)	$10,064
Customer business relationships	25,553	(7,084)	18,469
Customer loan relationships	4,413	(267)	4,146

Total intangible assets	$45,589	$(12,910)	$32,679

December 31, 2006
Amortized intangible assets:
Core deposit	$5,574	$(4,615)	$959
Customer business relationships	25,553	(5,699)	19,854

Total intangible assets	$31,127	$(10,314)	$20,813

Other intangible assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized on a straight-line or accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $2.6 million in 2007 and $1.8 million in 2006.

Estimated amortization expense for the future years is as follows:

(dollars in thousands)
2007 remaining	$900
2008	3,465
2009	3,302
2010	3,118
2011	2,972
Thereafter	18,922

Total	$32,679

NOTE 10 – ASSETS HELD FOR SALE
In March 2007, Old National committed to sell certain bank branch properties. A letter of intent was executed in May 2007 to sell eighty-five properties to an unrelated party for approximately $205 million and to lease them back pursuant to individual ten, fifteen, and twenty-four year triple-net leases. The properties are to be sold in a series of transactions.
The first transaction closed September 19, 2007, and included 25 banking and one insurance property. Old National received cash proceeds of $98.2 million, net of selling costs. The properties sold had a carrying value of $41.9 million, resulting in a gain of $56.3 million. The majority of the gain will be deferred and amortized over the term of the leases; $0.6 million is included in current earnings.
Old National has agreed to lease each of these 26 properties back from the buyers for terms expiring September 30, 2031. Under each of the lease agreements, Old National has the right at its option to extend the term of the lease for four additional successive terms of five years each, upon specified terms and conditions. Old National is obligated to pay base rents for the properties in an aggregate annual amount of $9.0 million through September 30, 2027; no rent is payable for the final four years of the initial 24-year term. For financial reporting purposes, the rents will be expensed ratably over the 24-year term at an annual rate of $7.5 million.
The carrying amounts of the remaining assets included as held for sale were as follows at September 30, 2007:

(dollars in thousands)
Assets held for sale:
Land	$9,794
Building and improvements	69,209

Total	79,003
Accumulated depreciation	(47,938)

Assets held for sale — net	$31,065

The second transaction closed October 19, 2007, subsequent to the quarter ended September 30, 2007. This transaction included 40 banking properties. Old National received cash proceeds of $67.0 million, net of selling costs. The properties sold had a carrying value of $19.8 million, resulting in a gain of $47.2 million. The majority of the gain will be deferred and amortized over the term of the leases; $3.8 million will be recognized during the fourth quarter.
Old National has agreed to lease each of these 40 properties back from the buyers for terms expiring either October 31, 2017 or October 31, 2022. Under each of the lease agreements, Old National has the right at its option to extend the term of the lease for four additional successive terms of five years each, upon specified terms and conditions. Old National is obligated to pay base rents for the properties in an aggregate amount of $5.5 million during the first year.

The Company continues to market the remaining assets classified as held for sale and anticipates that the majority will be sold during the next 60 to 90 days.
NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s other borrowings at September 30, 2007, and December 31, 2006:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rates 3.50% to 6.80%) maturing November 2007 to June 2008	$105,000	$110,000
Senior unsecured note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 8.28%) maturing April 2032 to March 2035	108,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(2,533)	(4,549)
Old National Bank:
Securities sold under agreements to repurchase (fixed rate 4.06%) maturing September 2012	25,000	74,000
Federal Home Loan Bank advances (fixed rates 4.84% to 8.34%) maturing July 2008 to January 2023	126,978	219,493
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	50,000	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,436	4,461
SFAS 133 fair value hedge and other basis adjustments	(4,752)	(5,860)

Total other borrowings	$612,129	$747,545

Contractual maturities of other borrowings at September 30, 2007, were as follows:

(dollars in thousands)
Due in 2007	$5,009
Due in 2008	151,037
Due in 2009	2,040
Due in 2010	75,043
Due in 2011	150,046
Thereafter	236,239
SFAS 133 fair value hedge and other basis adjustments	(7,285)

Total	$612,129

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.19% and 5.37% at September 30, 2007, and December 31, 2006, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
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
Old National guarantees the payment of distributions on the trust preferred securities issued by ONB Capital Trust II. ONB Capital Trust II issued $100 million in preferred securities in April 2002. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after April 12, 2007. Costs associated with the issuance of these trust preferred securities totaling $3.3 million in 2002 were capitalized and are being amortized through the maturity dates of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.
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
At September 30, 2007, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2007 remaining	$93
2008	371
2009	390
2010	390
2011	390
Thereafter	12,094

Total minimum lease payments	13,728
Less amounts representing interest	9,292

Present value of net minimum lease payments	$4,436

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
Old National contributed $0.8 million to cover benefit payments from the Restoration Plan during the first nine months of 2007. Old National expects to contribute an additional $0.2 million to cover benefit payments from the Restoration Plan during the remainder of 2007.
The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Interest cost	$586	$689	$1,757	$2,086
Expected return on plan assets	(833)	(1,034)	(2,498)	(2,928)
Recognized actuarial loss	193	218	579	735
Settlement	451	360	1,050	1,080

Net periodic benefit cost	$397	$233	$888	$973

NOTE 13 — STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At September 30, 2007, 6.4 million shares were outstanding under the plan, including 5.8 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised or released, and 0.7 million shares were available for issuance.
Stock Options
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first nine months of 2007 as compared to $0.4 million for the first nine months of 2006. The 2006 expense includes costs related to the modification of certain options in addition to the pro-rata vesting of options during the year.
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
Restricted Stock
Old National recorded expense of $0.5 million, net of tax benefit, during the first nine months of 2007, compared to income of $0.3 million during the first nine months of 2006 related to the vesting of restricted share awards. Included in the first nine months of 2007 and 2006 is the reversal of $1.4 million and $2.4 million of expense, respectively, associated with certain performance-based restricted stock grants.

The Company granted 123,000 shares of performance based restricted stock awards to certain key officers during 2007, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 56,000 time-based restricted stock awards to certain key officers during 2007, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2007, unrecognized compensation expense was estimated to be $5.2 million for unvested restricted share awards.
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
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. On August 21, 2007, the Company received a notice from the Internal Revenue Service (“IRS”) that the Joint Committee on Taxation had concluded their review of the audit for the years 2002, 2003 and 2004 and had taken no exceptions to the conclusions reached by the IRS. The IRS has informed the Company of its intent to audit tax year 2005. The Company incurred net operating losses in 2003 and 2004 that were utilized in 2005. The IRS could adjust the net operating loss carryover used on the 2005 tax return during the 2005 audit. Therefore, the 2003 and 2004 years have not been fully effectively settled. The federal statute of limitations on the 2002 year has been extended to December 31, 2007; however the Company determined that the conclusion of the 2003 and 2004 audit, as evidenced by the IRS notice, effectively settled the year 2002 as well as several items from 2003 and 2004 that the IRS notice indicated were effectively settled. As a result of the conclusion of the audit, the Company released a total of $1.8 million from its unrecognized tax benefit liability. The balance of the Company’s unrecognized tax benefits remaining at September 30, 2007 is $9.0 million.
The following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Provision at statutory rate of 35%	$9,553	$9,100	$22,057	$26,332
Tax-exempt income	(3,564)	(3,870)	(10,604)	(12,150)
Settlement of unrecognized tax benefit	(1,847)	—	(1,847)	—
Other, net	588	(245)	510	(817)

Income tax expense	$4,730	$4,985	$10,116	$13,365

Effective tax rate	17.3%	19.2%	16.1%	17.8%

For the three months and nine months ended September 30, 2007, the effective tax rate on income from continuing operations was lower than for the three months and nine months ended September 30, 2006. The lower effective tax rate for the three months and nine months ended September 30, 2007, was primarily a result of a decrease of a portion of the unrecognized tax benefit liability.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
The following table summarizes the derivative financial instruments utilized by Old National:

	September 30, 2007			December 31, 2006
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Receive fixed interest rate swaps	$246,766	$—	$(3,742)	$724,609	$—	$(20,430)
Forward mortgage loan contracts	13,115	—	(79)	16,266	43	—
Stand Alone Derivatives
Interest rate lock commitments	12,969	43	—	17,750	7	—
Forward mortgage loan contracts	12,923	—	(35)	17,682	22	—
Matched Customer Hedges
Customer interest rate swaps	405,323	6,034	(571)	417,132	4,269	(1,866)
Counterparty interest rate swaps	405,323	571	(6,034)	417,132	1,866	(4,269)
Customer interest rate cap & collars	4,164	21	(3)	5,459	20	(11)
Counterparty interest rate cap & collars	4,164	3	(21)	5,459	11	(20)
Customer commodity swaps	13,426	—	(896)	13,426	587	—
Counterparty commodity swaps	13,426	896	—	13,426	—	(587)

Total	$1,131,599	$7,568	$(11,381)	$1,648,341	$6,825	$(27,183)

Old National’s receive-fixed interest rate swaps decreased $477.8 million during the first nine months of 2007 primarily as a result of the Company’s termination of certain hedges related to subordinated debt, brokered and retail certificates of deposit having notional amounts of $150.0 million, $133.1 million and $173.1 million, respectively.
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
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.228 billion and standby letters of credit of $114.5 million at September 30, 2007. At December 31, 2006, loan commitments were $1.165 billion, commercial letters of credit were $40 thousand and standby letters of credit were $121.7 million. These commitments are not reflected in the consolidated financial statements. Management believes the reserve for unfunded commitments is adequate as of September 30, 2007.
At September 30, 2007 and December 31, 2006, Old National had credit extensions of $56.7 million and $75.4 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2007 and December 31, 2006, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $42.3 million and $54.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2007, the notional amount of standby letters of credit was $114.5 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.
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

The financial information for each operating segment is reported on the basis used internally by Old National’s management to evaluate performance and is not necessarily comparable with similar information for any other financial institution. Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended September 30, 2007
Net interest income	$59,296	$(3,366)	$(712)	$55,218
Provision for loan losses	(106)	106	—	—
Noninterest income	19,418	1,906	16,247	37,571
Noninterest expense	49,191	954	15,350	65,495
Income (loss) before income taxes	29,629	(2,520)	185	27,294
Income tax expense (benefit)	6,479	(1,805)	56	4,730
Segment profit (loss)	23,150	(715)	129	22,564
Total assets	4,992,685	2,716,897	122,903	7,832,485

Three months ended September 30, 2006
Net interest income	$57,166	$(3,481)	$(1,377)	$52,308
Provision for loan losses	13	(13)	—	—
Noninterest income	18,273	2,612	15,678	36,563
Noninterest expense	47,078	907	14,887	62,872
Income (loss) before income taxes	28,348	(1,763)	(586)	25,999
Income tax expense (benefit)	7,269	(2,105)	(179)	4,985
Segment profit (loss)	21,079	342	(407)	21,014
Total assets	4,921,550	2,794,930	203,408	7,919,888

Nine months ended September 30, 2007
Net interest income	$172,994	$(9,512)	$(2,121)	$161,361
Provision for loan losses	2,066	379	—	2,445
Noninterest income	55,634	3,035	52,398	111,067
Noninterest expense	153,536	3,392	50,034	206,962
Income (loss) before income taxes	73,026	(10,248)	243	63,021
Income tax expense (benefit)	16,462	(6,420)	74	10,116
Segment profit (loss)	56,564	(3,828)	169	52,905
Total assets	4,992,685	2,716,897	122,903	7,832,485

Nine months ended September 30, 2006
Net interest income	$177,748	$(12,098)	$(4,605)	$161,045
Provision for loan losses	7,580	(580)	—	7,000
Noninterest income	53,803	8,260	54,176	116,239
Noninterest expense	144,966	2,550	47,533	195,049
Income (loss) before income taxes	79,005	(5,808)	2,038	75,235
Income tax expense (benefit)	19,966	(7,244)	643	13,365
Segment profit	59,039	1,436	1,395	61,870
Total assets	4,921,550	2,794,930	203,408	7,919,888

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three and nine months ended September 30, 2007 and 2006, and financial condition as of September 30, 2007, compared to September 30, 2006, and December 31, 2006. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Old National continues to focus on its key strategic initiatives: (1) strengthen the risk profile; (2) enhance management discipline; and (3) achieve consistent quality earnings.
Due to continued improvement in key measures of credit quality the Company did not record a provision for loan losses during the quarter. Criticized loans, or loans exhibiting a potential weakness that deserves management’s close attention, decreased $10.7 million from June 30, 2007 to September 30, 2007. Classified loans, or loans with a well-defined weakness that jeopardizes the liquidation of the debt, decreased $1.6 million during the same time period and nonperforming loans decreased by $9.2 million. In addition, net charge-offs were 0.28% of average loans in the third quarter of 2007 compared to 0.31% in the second quarter of 2007 and 0.39% in the third quarter of 2006. Nonperforming loans totaled 1.04% of total loans at September 30, 2007, up from 0.88% at December 31, 2006, primarily as a result of the acquisition of St. Joseph Capital Corporation. The allowance for loan losses equaled 1.35% of total loans at September 30, 2007, compared to 1.44% at December 31, 2006 and 1.51% at September 30, 2006.
Due to the economic environment and the drive to improve credit quality, loan and deposit growth remains challenging. Total loans at September 30, 2007 increased 1.0% compared to December 31, 2006. Consumer and commercial loans experienced modest growth, but were offset by declines in commercial real estate loans. The Company continues to be cautious towards the real estate market in an effort to lower future potential credit risk. The September 30, 2007 loan balance includes $330.2 million related to St. Joseph Capital Corporation, which was acquired during the first quarter of 2007. Total deposits of $5.875 billion at September 30, 2007 decreased 7.1% from December of 2006 due to the competitive Midwest interest rate environment in which we operate and the Company’s focused effort to reduce higher priced deposits. Year-over-year, deposits decreased $209.3 million. Included in total deposits at September 30, 2007 is $240.5 million of deposits associated with the recently acquired St. Joseph Capital Corporation.
Net income was $22.6 million for the three months ended September 30, 2007, an increase of $1.6 million from the $21.0 million recorded for the three months ended September 30, 2006. On a diluted per share basis, net income was $0.34 for the three months ended September 30, 2007 compared to $0.32 for the three months ended September 30, 2006. Old National reported net income of $52.9 million for the nine months ended September 30, 2007, a decrease of $9.0 million, or 14.5%, from the $61.9 million recorded for the nine months September 30, 2006. On a diluted per share basis, net income was $0.80 for the nine months ended September 30, 2007, compared to $0.93 for the nine months ended September 30, 2006. Included in net income during the first quarter of 2007 was approximately $5.0 million of expense, net of tax, or $0.08 on a diluted per share basis, associated with restructuring and productivity improvement initiatives.
During the third quarter of 2007, Old National sold 26 financial center locations, but plans to continue operating out of these locations under long-term operating leases. This sale is the second in a series of transactions the Company has entered into. The first transaction closed during the fourth quarter of 2006 and included the corporate offices located in Evansville, Indiana. A third transaction, which included an additional 40 financial centers, closed subsequent to quarter-end. The remaining 17 financial centers, currently classified as held-for-sale, continue to be actively marketed and management anticipates that the majority will be sold during the next 60 to 90 days.

Reducing these non-earning assets will allow the Company to deploy the cash proceeds into interest earning assets or to pay-down wholesale funding. Occupancy expense will increase as a result of these transactions, however, management believes that the net interest margin and overall earnings should improve.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2007	2006	Change	2007	2006	Change
Income Statement Summary:
Net interest income	$55,218	$52,308	5.6%	$161,361	$161,045	0.2%
Provision for loan losses	—	—	—	2,445	7,000	(65.1)
Noninterest income	37,571	36,563	2.8	111,067	116,239	(4.4)
Noninterest expense	65,495	62,872	4.2	206,962	195,049	6.1
Other Data:
Return on average equity	14.22%	13.40%		11.08%	12.96%
Efficiency ratio	67.46	67.13		72.56	66.70
Tier 1 leverage ratio	7.66	7.92		7.66	7.92
Net charge-offs to average loans	0.28	0.39		0.32	0.39
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 59% of revenues at September 30, 2007. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.3 million and $4.8 million for the three months ended September 30, 2007 and 2006, respectively. Taxable equivalent adjustments for the nine months ended September 30, 2007 and 2006, were $12.8 million and $15.2 million, respectively.
Taxable equivalent net interest income was $59.5 million and $174.1 million for the three and nine months ended September 30, 2007, compared to $57.1 million and $176.2 million reported for the three and nine months ended September 30, 2006. The net interest margin for these same periods was 3.37% and 3.19% for the three and nine months ended September 30, 2007, compared to 3.15% and 3.17% for the three and nine months ended September 30, 2006. The increase in the quarterly comparison of the interest margin is primarily due to the change in the mix of interest earning assets and interest-bearing liabilities combined with a $1.6 million recovery of interest on a commercial real estate loan. The increase in the year-to-date net interest margin is primarily due to the $2.6 million recovery of interest on two commercial real estate loans during 2007.

Average earning assets were $7.067 billion for the three months ended September 30, 2007, compared to $7.262 billion for the three months ended September 30, 2006, a decrease of 2.7%, or $194.1 million. Average earning assets were $7.288 billion for the nine months ended September 30, 2007, compared to $7.413 billion for the nine months ended September 30, 2006, a decrease of 1.7%, or $125.2 million. Significantly affecting average earning assets at September 30, 2007 compared to September 30, 2006, was management’s decision to reduce the size of the investment portfolio, the reduction in federal funds sold and the acquisition of St. Joseph. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in Old National’s markets, more stringent loan underwriting standards and the Company’s desire to lower future potential credit risk by being cautious towards the real estate market. During 2007, the Company sold $148.2 million of investment securities and $14.2 million of commercial and commercial real estate loans. Year over year, commercial loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Also affecting margin were decreases in borrowed funding due to the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph also matured in the first quarter of 2007. In September 2007, Old National called $55 million of high cost brokered certificates of deposit. Year over year, long-term borrowings and brokered certificates of deposit, which have an average interest rate higher than deposits, have decreased as a percent of interest-bearing liabilities.
Provision for Loan Losses
There was no provision for loan losses during the three months ended September 30, 2007, with a $2.4 million provision for loan losses year-to-date. The 2007 provision compares to no provision and $7.0 million for the three and nine months ended September 30, 2006, respectively. The lower provision in 2007 is attributable to a decrease in net charge-offs combined with a decrease in total criticized and classified loans during 2007 and enhanced credit administration and underwriting functions.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2007, was $37.6 million, an increase of $1.0 million, or 2.8%, from the $36.6 million reported for the three months ended September 30, 2006. For the nine months ended September 30, 2007, noninterest income was $111.1 million, a decrease of $5.2 million, or 4.4%, from the $116.2 million reported for the nine months ended September 30, 2006.
The $1.0 million increase from the third quarter of 2006 is primarily attributable to increased sales of investment products resulting in a $0.7 million increase in investment fee income, along with an upward adjustment in the service charge fee rate on deposit accounts resulting in a $0.9 million increase over the third quarter of 2006. Also included in non-interest income during the third quarter of 2007 are $0.8 million of gains related to the sale-leaseback transactions discussed in Note 10 to the consolidated financial statements. Partially offsetting these increases was a $1.3 million decrease in securities gains and a $0.4 million decline in customer derivative fee revenue.
Despite the improvement in investment product , service charge, and other fee income during the nine months ended September 30, 2007, non-interest income decreased due to a $2.0 million decrease in gains on derivative instruments and a $3.9 million decrease in net securities gains. In addition, the nine months ended September 30, 2006 contained a $3.0 million gain from the sale of the O’Fallon, Illinois financial center.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2007, totaled $65.5 million, an increase of $2.6 million, or 4.2%, from the $62.9 million recorded for the three months ended September 30, 2006. For the nine months ended September 30, 2007, noninterest expense was $207.0 million, an increase of $11.9 million, or 6.1%, from the $195.0 million recorded for the nine months ended September 30, 2006.
Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2007, salaries and benefits were $39.6 million compared to $36.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, salaries and benefits amounted to $122.5 million compared to $115.8 million for the nine months ended September 30, 2006. Due to improved performance, the Company is accruing performance-based compensation at a higher rate than in 2006. In addition, salaries and benefits expense in the third quarter of 2006 contained a $1.5 million reversal of certain performance-based incentives compared to a $0.7 million adjustment during the third quarter of 2007. Salaries and benefits expense for the nine months ended September 30, 2007 contained a $1.4 million reversal of certain performance-based incentives compared to a $4.4 million adjustment in 2006. Also included in salaries and benefits expense for the three and nine months ended September 30, 2007 is $0.8 million and $2.4 million, respectively, of personnel expense associated with the acquisition of St. Joseph Capital Corporation.

Occupancy expense was $5.9 million and $17.8 million for the three and nine months ended September 30, 2007, compared to $5.1 million and $15.2 million for the three and nine months ended September 30, 2006. The increase is primarily related to the sale of the Company’s corporate office buildings in Evansville, Indiana in December, 2006 and the lease of those buildings back to the Company. Old National Bank is obligated to pay annual rent of $6.6 million to lease those buildings from the landlords through December 31, 2029; no rent is payable for the final two years of the initial 25-year term. For financial reporting purposes, the rent will be expensed ratably over the 25-year term at an annual rate of $6.0 million. In September 2007 Old National sold 26 financial centers but plans to continue operating out of these financial centers under long-term operating leases. Old National is obligated to pay annual rent payments of $9.0 million for the next 20 years under the agreement. For financial reporting purposes, the rent will be expensed over the 24-year term at an annual rate of $7.5 million. Partially offsetting the increase in rent is a decrease in depreciation expense related to bank branch properties that have been sold or are currently classified as held for sale.
Marketing expense was $1.7 million and $6.3 million for the three and nine months ended September 30, 2007, compared to $2.7 million and $7.6 million for the three and nine months ended September 30, 2006. The decrease in marketing expense is the result of management’s efforts to contain costs.
During 2007, Old National recorded a $1.3 million loss on the extinguishment of debt. The loss was related to the early retirement of Federal Home Loan Bank advances and repurchase agreements during the first quarter of 2007, and the termination of high cost certificates of deposits during the third quarter of 2007.
Impairment on long-lived assets totaled $1.2 million for the nine months ended September 30, 2007, an increase of approximately $0.7 million when compared to the nine months ended September 30, 2006. The increase was primarily attributable to impairment charges on buildings that the Company identified for consolidation and charges to terminate leases on buildings that the Company no longer occupies that occurred in the first quarter of 2007.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 17.3% for the three months ended September 30, 2007, compared to 19.2% for the three months ended September 30, 2006. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was 16.1% for the nine months ended September 30, 2007, compared to 17.8% for the nine months ended September 30, 2006. The lower effective tax rate for the three months and nine months ended September 30, 2007, was primarily a result of the release of a portion of the unrecognized tax benefit liability. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
Old National’s assets at September 30, 2007, were $7.832 billion, a 1.1% decrease compared to September 30, 2006 assets of $7.920 billion, and an annualized decrease of 5.2% compared to December 31, 2006 assets of $8.150 billion. The planned reduction of the investment portfolio, the reduction in federal funds sold, the sale of our corporate office buildings in December 2006 and the sale of twenty-six bank branch properties in September 2007 have lowered our total assets, reducing the Company’s reliance on long-term borrowings and brokered certificates of deposit. Partially offsetting the reduction in assets was the acquisition of St. Joseph. Year over year, long-term borrowings and brokered certificates of deposit, which have average interest rates higher than most types of deposits, have decreased as a percent of interest-bearing liabilities.

Earning Assets
Old National’s earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $7.030 billion at September 30, 2007, a decrease of 0.9% from September 30, 2006, and an annualized decrease of 6.3% since December 31, 2006.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. At September 30, 2007, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates. As of September 30, 2007, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At September 30, 2007, the investment securities portfolio was $2.262 billion compared to $2.276 billion at September 30, 2006, a decrease of $13.9 million or 0.6%. Investment securities decreased $114.1 million at September 30, 2007, compared to December 31, 2006, an annualized decrease of 6.4%. Investment securities represented 32.2% of earning assets at September 30, 2007, compared to 32.1% at September 30, 2006, and 32.2% at December 31, 2006. During 2007, Old National sold $183.4 million of lower-yielding investment securities. The cash proceeds from these sales were used to purchase higher-yielding securities and to reduce long-term borrowings and brokered certificates of deposit. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
Net unrealized losses have remained relatively constant. The investment securities available-for-sale portfolio had net unrealized losses of $27.6 million at September 30, 2007, a decrease of $5.3 million compared to net unrealized losses of $32.9 million at September 30, 2006, and a decrease of $0.1 million compared to net unrealized losses of $27.6 million at December 31, 2006.
The investment portfolio had an average duration of 3.30 years at September 30, 2007, compared to 3.12 years at September 30, 2006, and 2.90 years at December 31, 2006. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.18% for the three months ended September 30, 2007, compared to 5.05% for the three months ended September 30, 2006, and 5.01% for the three months ended December 31, 2006. Average yields on investment securities, on a taxable equivalent basis, were 5.11%, 5.01% and 5.01% for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $13.3 million at September 30, 2007, compared to $15.9 million at September 30, 2006, and compared to $16.6 million at December 31, 2006. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from September 30, 2006, is primarily attributable to increased efficiencies in processing loan sales and the timing of loan sales to the secondary market.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within the earning assets of Old National, representing 42.7% of earning assets at September 30, 2007, an increase from 42.4% at September 30, 2006, and an increase from 40.9% at December 31, 2006. At September 30, 2007, commercial and commercial real estate loans were $3.001 billion, a decrease of $4.1 million since September 30, 2006, and a decrease of $15.4 million since December 31, 2006. Included in the loan balances were $95.9 million of commercial loans and $116.5 million of commercial real estate loans associated with the St. Joseph acquisition. Commercial loans have increased $94.5 million since September 30, 2006 while commercial real estate loans have decreased $98.6 million since September 30, 2006. During 2007, the Company sold $4.0 million of commercial and $10.2 million of commercial real estate loans. Weak loan demand in Old National’s markets continues to affect loan growth. Old National also has continued to tighten its underwriting standards, which has slowed potential loan growth. Old National continues to be cautious towards the real estate market in an effort to lower future potential credit risk.

Consumer Loans
At September 30, 2007, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $9.0 million or 0.7% compared to September 30, 2006, and increased $11.4 million or, annualized, 1.3% since December 31, 2006. Included in consumer loans at September 30, 2007 is $24.5 million of consumer loans associated with the St. Joseph acquisition.
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
At September 30, 2007, residential real estate loans were $539.3 million, an increase of $47.2 million, or 9.6%, from September 30, 2006. The acquisition of St. Joseph was the primary reason for the increase in residential real estate loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2007, totaled $191.9 million, an increase of $57.2 million compared to $134.7 million at September 30, 2006, and an increase of $57.7 million compared to $134.2 million at December 31, 2006. The increase is primarily the result of $60.3 million in goodwill and intangible assets related to the February 1, 2007 acquisition of St. Joseph Capital Corporation.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.014 billion at September 30, 2007, a decrease of 2.0% from $7.158 billion at September 30, 2006, and an annualized decrease of 6.7% from $7.382 billion at December 31, 2006. Included in total funding were deposits of $5.875 billion at September 30, 2007, a decrease of $209.3 million, or 3.4%, compared to September 30, 2006, and an annualized decrease of 9.4% compared to December 31, 2006. Included in total deposits at September 30, 2007 is $240.5 million associated with the St. Joseph acquisition. NOW deposits increased 7.4 % or $98.6 million and savings deposits increased 58.8% or $242.0 million compared to September 30, 2006. Money market deposits decreased 20.5% or $178.4 million and time deposits decreased 14.0% or $367.1 million compared to September 30, 2006. Year over year, Old National has experienced a shift into lower cost deposit types.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At September 30, 2007, wholesale borrowings, including short-term borrowings and other borrowings, increased $65.4 million, or 6.1%, from September 30, 2006 and increased $78.7 million, or 9.9%, annualized, from December 31, 2006, respectively. Wholesale funding as a percentage of total funding was 16.2% at September 30, 2007, compared to 15.0% at September 30, 2006, and 14.4% at December 31, 2006. The primary cause for the increase in wholesale funding is an increase in short-term borrowings. Short-term borrowings have increased $225.5 million since September 30, 2006 while long-term borrowings have decreased $160.1 million since September 30, 2006. The primary causes for the reduction in long-term borrowings were the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph matured in the first quarter of 2007.
Other liabilities have increased $51.9 million, or 43.4%, since September 30, 2006 primarily as a result of the deferred gains arising from the two sale leaseback transactions entered into by Old National in December of 2006 and September of 2007.
Capital
Shareholders’ equity totaled $647.4 million at September 30, 2007, compared to $642.8 million at September 30, 2006, and $642.4 million at December 31, 2006.

Old National paid cash dividends of $0.22 and $0.66 per share for the three and nine months ended September 30, 2007, which decreased equity by $43.3 million, compared to cash dividends of $0.21 and $0.63 per share for the three and nine months ended September 30, 2006, which decreased equity by $41.8 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $4.1 million during the nine months ended September 30, 2007, and $29.5 million during the nine months ended September 30, 2006. The change in unrealized losses on investment securities decreased equity by $2.0 million during the nine months ended September 30, 2007, and increased equity by $1.3 million during the nine months ended September 30, 2006. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.1 million during the nine months ended September 30, 2007, compared to $1.0 million during the nine months ended September 30, 2006. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during 2007. The adoption of EITF 06-5 also affected equity in 2007, resulting in a $0.1 million reduction.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios. The decline in the Company’s capital ratios can be attributed primarily to the cash purchase of St. Joseph.

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2007	2006	2006
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.66%	7.92%	8.01%
Tier 1 capital to risk-adjusted total assets	4.00	10.52	11.01	11.12
Total capital to risk-adjusted total assets	8.00	13.91	14.89	14.47
Shareholders’ equity to assets	N/A	8.27	8.12	7.88
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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at September 30, 2007, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Four measured industry categories, Lessors of Residential Buildings and Dwellings, Lessors of Nonresidential Buildings, Crop Farming and Durable Goods did exceed internal guidelines which set out recommended maximum limits of loan commitments as a percent of capital. Management will continue to monitor these industry categories. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens.

Summary of under-performing, criticized and classified loans:

	September 30,		December 31,
(dollars in thousands)	2007	2006	2006
Nonaccrual loans	$49,312	$44,868	$41,518
Renegotiated loans	—	74	52
Past due loans (90 days or more and still accruing)	2,173	3,081	2,141
Foreclosed properties	7,931	4,042	3,313

Total under-performing assets	$59,416	$52,065	$47,024

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$130,247	$127,795	$153,215
Criticized loans	79,102	119,186	119,757

Total criticized and classified loans	$209,349	$246,981	$272,972

Asset Quality Ratios: (1)
Non-performing loans/total loans (1) (2)	1.04%	0.95%	0.88%
Under-performing assets/total loans and foreclosed properties (1)	1.25	1.10	1.00
Under-performing assets/total assets	0.76	0.66	0.58
Allowance for loan losses/under-performing assets	107.95	137.58	144.16

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $3.3 million for the three months ended September 30, 2007, a decrease of $1.4 million from the three months ended September 30, 2006. Net charge-offs for the nine months ended September 30, 2007, totaled $11.8 million compared to $14.2 million for the nine months ended September 30, 2006. Included in the nine months ended September 30, 2007 is $2.5 million of impairment associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second and third quarters of 2007. Net charge-offs to average loans were 0.28% and 0.32% for the three and nine months ended September 30, 2007, as compared to 0.39% for both the three and nine months ended September 30, 2006.
Under-performing assets totaled $59.4 million at September 30, 2007, an increase of $7.3 million compared to $52.1 million at September 30, 2006, and an increase of $12.4 million compared to $47.0 million at December 31, 2006. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2007, were 1.25%, an increase from the September 30, 2006 ratio of 1.10% and an increase from the December 31, 2006 ratio of 1.00%. Nonaccrual loans were $49.3 million at September 30, 2007, compared to $44.9 million at September 30, 2006, and $41.5 million at December 31, 2006. The increase in nonaccrual loans from December 31, 2006 to September 30, 2007 relates to $13.1 million of nonaccrual loans acquired from St. Joseph. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized loans were $209.3 million at September 30, 2007, a decrease of $37.6 million from September 30, 2006, and a decrease of $63.6 million from December 31, 2006. Classified loans related to the St. Joseph acquisition amounted to $15.1 million.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, Old National maintains an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2007, the allowance for loan losses was $64.1 million, a decrease of $7.5 million compared to $71.6 million at September 30, 2006, and a decrease of $3.7 million compared to $67.8 million at December 31, 2006. As a percentage of total loans, including loans held for sale, the allowance decreased to 1.35% at September 30, 2007, from 1.51% at September 30, 2006, and decreased from 1.44% at December 31, 2006. There was no provision for loan losses recorded for either the three months ended September 30, 2007, or the three months ended September 30, 2006. The provision for the nine months ended September 30, 2007, amounted to $2.4 million compared to $7.0 million for the nine months ended September 30, 2006. Improving asset quality combined with low charge-off experience necessitated a reduction in the loan loss reserve according to the Company’s reserve formula.

In accordance with generally accepted accounting principles, the $5.4 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments increased $0.6 million during the first nine months of 2007 from $4.8 million at December 31, 2006, primarily as a result of the St Joseph acquisition.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to September 30, 2007 and 2006 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

9/30/2007	2.76%	2.83%	2.05%	-1.29%	-3.08%	-5.18%
9/30/2006	-3.09%	-0.25%	0.59%	-1.50%	-3.33%	-5.48%
Net Interest Income — 24 Month Cumulative Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

9/30/2007	-0.39%	0.85%	1.26%	-0.99%	-2.65%	-4.79%
9/30/2006	-5.69%	-1.72%	0.08%	-1.21%	-3.01%	-5.14%
Economic Value of Equity Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

9/30/2007	-15.19%	-7.32%	-1.81%	-1.32%	-4.11%	-7.80%
9/30/2006	-24.37%	-11.78%	-3.54%	-0.29%	-2.47%	-5.20%
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
At September 30, 2007, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk and Economic Value of Equity Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $3.8 million at September 30, 2007, compared to an estimated fair value loss of $20.4 million at December 31, 2006. The improvement is primarily related to the reduction in notional amount of fair value hedges, specifically receive fixed interest rate swaps. See Note 15 to the consolidated financial statements for additional information.
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

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the weakening housing market, general and local economic conditions, and competition in the marketplace. We continue to monitor the securities markets to identify trends that might reduce the predictability of the timing of these sources of funds.
Old National’s ability to acquire funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Services and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of September 30, 2007. Fitch Rating Services reaffirmed a negative outlook in conjunction with their ratings as of July 18, 2007. The senior debt ratings of Old National Bancorp and Old National Bank at September 30, 2007, are shown in the following table:
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	A2	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of September 30, 2007, Old National Bank had the capacity to borrow $713.1 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At September 30, 2007, the parent company’s other borrowings outstanding was $260.5 million, compared with $255.5 million at December 31, 2006. The $5.0 million increase in other borrowings from December 31, 2006 to September 30, 2007 was attributable to junior subordinated debentures from the St. Joseph Capital Corporation purchase during the first quarter of 2007 and an increase in value of SFAS 133 fair value hedges. This was partially offset by a $5.0 million maturity of a medium-term note. Old National Bancorp, the parent company, has $105.0 million of debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. At September 30, 2007, regulatory approval was obtained for Old National’s affiliate bank to pay dividends.

CONTRACTUAL OBLIGATIONS
The following table presents Old National’s significant fixed and determinable contractual obligations at September 30, 2007:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,611,825	$—	$—	$—	$3,611,825
Consumer and brokered certificates of deposit	516,804	1,264,269	182,217	299,427	2,262,717
Short-term borrowings	527,033	—	—	—	527,033
Other borrowings	5,009	153,077	225,089	228,954	612,129
Operating leases	5,113	40,285	38,586	282,549	366,533

(A)	For the remaining three months of fiscal 2007.
Operating Leases
During the quarter, Old National entered into a purchase and sale agreement, dated September 19, 2007, to sell a portfolio of twenty-five of its banking properties and one insurance property. Pursuant to the purchase and sale agreement, Old National entered into lease agreements with the buyers to lease back the properties. Old National is obligated to pay aggregate base rents for the properties in the aggregate annual amount of $9.0 million to the buyers under the lease agreements through September 30, 2007; no rent is payable for the final four years of the initial 24-year term. For financial reporting purposes, the rents will be expensed ratably over the 24-year term at an annual rate of $7.5 million. See footnote 10 to the consolidated financial statements for additional information on the sale leaseback transactions.
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

Management’s analysis of probable losses in the portfolio at September 30, 2007, resulted in a range for allowance for loan losses of $8.6 million with the potential effect to net income ranging from a decrease of $1.5 million to an increase of $4.1 million. These sensitivities are hypothetical and are not intended to represent actual results.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
07/01/07 - 07/31/07	—	—	—	4,325,192
08/01/07 - 08/31/07	—	—	—	4,325,192
09/01/07 - 09/30/07	—	—	—	4,325,192
Quarter-to-date 09/30/07	—	—	—	4,325,192
ITEM 5. OTHER INFORMATION
(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Old National, amended May 22, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2007).

3.2	By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007).

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

Exhibit No.	Description
4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

10.10	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.11	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

Exhibit No.	Description
10.12	Release and Separation Agreement between Old National and Michael R. Hinton (incorporated by reference to Exhibit 10.12 of Old National’s Report on Form 10-Q for the quarter ended June 30, 2006).*

10.13	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

10.14	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

10.15	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.16	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.17	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

10.18	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.19	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.20	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.21	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.22	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.23	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.24	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.25	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

Exhibit No.	Description
10.26	Purchase and Sale Agreement dated December 20, 2006, between Old National Bancorp, Old National Bank, Old National Realty Company, Inc., ONB One Main Landlord, LLC, ONB 123 Main Landlord, LLC, and ONB 4th Street Landlord, LLC (incorporated by reference to Exhibit 10(z) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.27	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.28	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.29	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.30	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006).

10.31	Purchase and Sale Agreement dated September 19, 2007, by and among Old National Bank, ONB Insurance Group, Inc., ONB CTL Portfolio Landlord #1, LLC, ONB CTL Portfolio Landlord #2, LLC, ONB CTL Portfolio Landlord #3, LLC, ONB CTL Portfolio Landlord #4, LLC and ONB CTL Portfolio Landlord #5, LLC (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.32	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007). 8-K filed with the Securities and Exchange Commission on September 24, 2007).

10.33	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.34	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.35	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.36	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.37	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

Exhibit No.	Description
10.38	Purchase and Sale Agreement dated October 19, 2007, by and among Old National Bank, American National Trust and Investment Management Company, ONB Traditional Portfolio Landlord, LLC, ONB Site 3 Landlord, LLC, ONB Site Landlord 4, LLC, ONB Site Landlord 6, LLC, ONB Site Landlord 14, LLC, ONB Site Landlord 15, LLC, ONB Site Landlord 17, LLC, ONB Site Landlord 19, LLC, ONB Site Landlord 20, LLC, ONB Site Landlord 25, LLC, ONB Site Landlord 26, LLC, ONB Site Landlord 27, LLC, ONB Site Landlord 29, LLC, ONB Site Landlord 33, LLC, ONB Site Landlord 35, LLC, ONB Site Landlord 36, LLC, ONB Site Landlord 37, LLC, ONB Site Landlord 41, LLC, ONB Site Landlord 43, LLC, ONB Site Landlord 44, LLC, ONB Site Landlord 45, LLC, ONB Site Landlord 47, LLC, ONB Site Landlord 48, LLC and ONB Site Landlord 57, LLC (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.39	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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

Date: November 8, 2007

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