Form 10-K
period 2007-12-31
OLD NATIONAL BANCORP /IN/
filed 2008-02-27
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 29, 2007, was $1,055,201,749 (based on the closing price on that date of $16.61). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 29, 2007, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the Registrant’s common stock, as of January 31, 2008, was 66,386,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2008, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2007 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2007 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
The following is a cautionary note about forward-looking statements. In its oral and written communications, Old National Bancorp (“Old National” or “the Company”) from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. These statements often can be identified by the use of words like “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe” or “anticipate.” Old National may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-K, in other written materials and in oral statements made by senior management to analysts, investors, representatives of the media and others. It is intended that these forward-looking statements speak only as of the date they are made, and Old National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties and other factors. Actual results may differ materially from those contained in any forward-looking statement. Uncertainties which could affect Old National’s future performance include those that are discussed in Item 1A, “Risk Factors.” Investors should consider these risks, uncertainties and other factors in addition to those mentioned by Old National in this and its other filings from time to time when considering any forward-looking statement.

PART I
ITEM 1. BUSINESS
GENERAL
Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. Old National, through its wholly owned banking subsidiary, provides a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through its non-bank affiliates, Old National provides services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2007, Old National employed 2,494 full-time equivalent associates.
COMPANY PROFILE
Old National Bank, Old National’s wholly owned banking subsidiary, was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National was formed, in 2001 became a financial holding company and is currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, Old National completed the consolidation of 21 bank charters enabling Old National to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing Old National to provide more convenient service to clients. Old National provides financial services primarily in Indiana, eastern and southeastern Illinois, and central and western Kentucky.
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
As of December 31, 2007, Old National Bank operated 115 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes the Indiana Old National Insurance Company (“IONIC”) and Central Life Insurance Company, which reinsure credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.
Lending Activities
Old National earns interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit and lease financing. Typically, residential real estate loans are sold servicing released to secondary investors, with gains or losses from the sales being recognized.
Depository Activities
Old National strives to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates. Old National pays interest on the interest-bearing deposits and receives service fee revenue on various accounts. Deposit accounts include products such as noninterest-bearing demand, negotiable order of withdrawal (“NOW”), savings and money market, and time deposits. Debit and ATM cards provide access to the clients’ accounts 24 hours a day at any ATM location. Old National also provides 24-hour telephone access and online banking as well as other electronic banking services.

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
Old National Deposit Market Share and Number of Branch Locations
Deposits as of June 30, 2007

	Number of	Deposit Market
Market Location	Branches	Share Rank
Evansville, Indiana	15	1st
Greenville, Kentucky	2	1st
Carbondale, Illinois	2	2nd
Terre Haute, Indiana	4	2nd
Muncie, Indiana	5	3rd
Mishawaka, Indiana	1	3rd
Danville, Illinois	2	3rd
Bloomington, Indiana	4	3rd
Source: FDIC

ACQUISITION AND DIVESTITURE STRATEGY
Since the formation of Old National in 1982, Old National has acquired more than 40 financial institutions and financial services companies. Future acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets within or near Old National’s existing franchise with average to above average growth rates.
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s affiliate bank met all risk-based capital requirements of the FDIC and OCC as of December 31, 2007. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2007, see Note 21 to the consolidated financial statements.
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
Old National makes various assumptions and judgments about the collectibility of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans. Despite Old National’s underwriting and monitoring practices, Old National’s borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results. Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses. Old National’s assumptions may not anticipate the severity or duration of the current credit cycle and Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands its commercial real estate and commercial lending. In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs. Material additions to Old National’s allowance would materially decrease Old National’s net income. There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.
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

Risks Related to the Banking Industry
Changes in economic or political conditions could adversely affect Old National’s earnings, as Old National’s borrowers’ ability to repay loans and the value of the collateral securing Old National’s loans decline.
Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, the Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas which include Indiana, Kentucky and Illinois could have an adverse impact on Old National’s earnings.
Changes in interest rates could adversely affect Old National’s results of operations and financial condition.
Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, Old National will have competitive pressures to increase the rates Old National pays on deposits, which could result in a decrease of Old National’s net interest income. If market interest rates decline, Old National could experience fixed rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earnings assets.
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

Our earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control.
We are subject to fraud and compliance risk in connection with the origination of loans. Fraud risk includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures adversely impact the performance of our loan portfolio.
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
General market price declines or market volatility in the future could adversely affect the price of Old National’s common stock. In addition, the following factors may cause the market price for shares of Old National’s common stock to fluctuate:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party landlord. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, during 2007 seventy-three financial centers were sold in a series of sale leaseback transactions to an unaffiliated third party landlord. These properties are leased back from the landlord with lease terms ranging from ten to twenty-four years. See Note 19 to the consolidated financial statements.

As of December 31, 2007, Old National and its affiliates operated a total of 115 banking centers, loan production or other financial services offices, primarily in the states of Indiana, Illinois and Kentucky. Of these facilities, 16 were owned and 99 were leased from unaffiliated third parties.
ITEM 3. LEGAL PROCEEDINGS
Old National has no material pending legal proceedings required to be disclosed under Item 3.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NYSE, share volume and dividend data for 2007 and 2006:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2007
First Quarter	$19.42	$17.39	15,749,200	$0.22
Second Quarter	18.68	16.61	22,403,800	0.22
Third Quarter	17.06	14.03	28,821,500	0.22
Fourth Quarter	17.00	14.09	32,876,900	0.45

2006
First Quarter	$21.90	$20.18	10,425,500	$0.21
Second Quarter	21.38	18.79	13,102,200	0.21
Third Quarter	19.78	18.38	12,598,300	0.21
Fourth Quarter	19.45	18.27	10,703,400	0.21

There were 30,086 shareholders of record as of December 31, 2007. Old National declared cash dividends of $0.88 per share for 2007 and a cash dividend of $0.23 for the first quarter of 2008 during the year ended December 31, 2007. Old National declared cash dividends of $0.84 per share during the year ended December 31, 2006. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 21 to the consolidated financial statements for additional information.
The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2007:

			Total Number	Maximum Number
			of Shares	of Shares
	Total	Average	Purchased as	that May Yet
	Number	Price	Part of Publicly	Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
10/01/07 - 10/31/07	—	$—	—	4,325,192
11/01/07 - 11/30/07	—	—	—	4,325,192
12/01/07 - 12/31/07	1,547	14.99	1,547	4,323,645

Total	1,547	$14.99	1,547	4,323,645

In December 2005, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a three-year period beginning January 1, 2006 and ending December 31, 2008. The Company repurchased 0.2 million shares during 2007, and although authorized, under the current market conditions management does not intend to repurchase any additional shares in 2008. Should the current conditions change, there are 4,323,645 shares available for repurchase.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 1999 Equity Incentive Plan approved by security holders in 1999 as of December 31, 2007.
1999 EQUITY COMPENSATION PLAN

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plan
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,395,266	$20.78	780,107

Equity compensation plans not approved by security holders	—	—	—

Total	6,395,266	$20.78	780,107

Old National has assumed a number of stock options through various mergers. The number of stock options outstanding related to acquisitions at December 31, 2007 was 12,894 with a weighted-average exercise price of $15.11.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.
The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2002, in common stock of each of the Company, the Russell 2000 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

							Five-Year
(dollars in thousands,							Growth
except per share data)	2007	2006	2005	2004	2003	2002	Rate
Results of Operations
Net interest income (1)	$236,351	$232,243	$240,670	$255,652	$280,414	$304,697	(5.0)%
Fee and service charge income	151,734	147,902	149,540	149,162	140,512	122,972	4.3
Net securities gains (losses)	(3,023)	1,471	901	2,936	23,556	12,444	N/M
Gain on branch divestitures	—	3,036	14,597	—	—	12,473	N/M
Gain on sale leasebacks	6,261	—	—	—	—	—	N/M
Gain (loss) on derivatives	166	1,511	(3,436)	10,790	8,874	25,959	(63.6)

Total revenue (1)	391,489	386,163	402,272	418,540	453,356	478,545	(3.9)

Provision for loan losses	4,118	7,000	23,100	22,400	85,000	33,500	(34.2)
Salaries and other operating expenses	277,998	264,690	263,811	309,403	275,801	252,317	2.0
Income taxes (1)	34,483	35,100	36,772	26,424	29,504	65,230	(12.0)

Income from continuing operations	74,890	79,373	78,589	60,313	63,051	127,498	(10.1)
Discontinued operations (after-tax)	—	—	(14,825)	2,751	2,471	632	N/M

Net income	$74,890	$79,373	$63,764	$63,064	$65,522	$128,130	(10.2)%

Per Share Data (2)
Income from continuing operations (diluted)	$1.14	$1.20	$1.15	$0.86	$0.90	$1.80	(8.7)%
Net income (diluted)	1.14	1.20	0.93	0.90	0.93	1.81	(8.8)
Cash dividends (4)	1.11	0.84	0.76	0.72	0.69	0.63	12.0
Book value at year-end	9.86	9.66	9.61	10.16	10.31	10.67	(1.6)
Stock price at year-end	14.96	18.92	21.64	24.63	20.72	20.99	(6.5)
Balance Sheet Data (at December 31)
Total assets	$7,846,126	$8,149,515	$8,492,022	$8,898,304	$9,363,232	$9,612,556	(4.0)%
Loans (3)	4,699,356	4,716,637	4,937,631	4,987,326	5,586,455	5,769,635	(4.0)
Deposits	5,663,383	6,321,494	6,465,636	6,418,709	6,494,839	6,436,935	(2.5)
Other borrowings	656,722	747,545	954,925	1,306,953	1,613,942	1,220,171	(11.7)
Shareholders’ equity	652,881	642,369	649,898	704,092	720,880	750,991	(2.8)
Performance Ratios
Return on average assets	0.94%	0.97%	0.74%	0.69%	0.69%	1.38%
Return on average shareholders’ equity	11.67	12.43	9.31	8.83	8.72	18.43
Dividend payout (4)	97.38	70.02	81.06	79.72	73.82	34.28
Average equity to average assets	8.04	7.81	7.94	7.83	7.86	7.50
Net interest margin (1)	3.28	3.15	3.09	3.08	3.18	3.54
Efficiency ratio (noninterest expense/revenue) (1)	71.01	68.54	65.58	73.92	60.84	52.73
Net charge-offs to average loans (3)	0.44	0.37	0.60	0.61	1.21	0.34
Allowance for loan losses to ending loans (3)	1.20	1.44	1.60	1.72	1.70	1.52
Other Data
Number of full-time equivalent employees	2,494	2,568
Number of shareholders	30,086	25,672
Number of shares traded (in thousands) (2)	99,851	46,829

(1)		Includes the effect of taxable equivalent adjustments of $17.2 million for 2007, $19.5 million for 2006, $ 21.5 million for 2005, $23.9 million for 2004, $25.1 million for 2003, and $25.2 million for 2002, using the federal statutory tax rate in effect of 35% for all periods.

(2)		All share and per share data have been adjusted for stock dividends. Diluted data assumes the exercise of stock options and the vesting of restricted stock.

(3)		Includes residential loans held for sale.

(4)		2007 includes cash dividends of $.88 paid in 2007 and cash dividends of $.23 declared for the first quarter of 2008.

N/M	=	Not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the fiscal years ended December 31, 2007, 2006 and 2005, and financial condition as of December 31, 2007 and 2006. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
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
CORPORATE DEVELOPMENTS IN FISCAL 2007
During the second half of 2007, the banking industry began to experience a downturn led by significant declines in the values of financial assets backed by sub-prime mortgage loans. It is anticipated that the downturn will continue into 2008, the severity of which will be influenced by overall economic growth and consumer spending. Old National has exposure to the risks associated with the current credit environment as it impacts the Company’s investing, lending and related activities. Old National does not believe that the current credit environment will have a material adverse effect on its financial condition, results of operations, or liquidity for the following reasons:
•	Old National does not originate or purchase sub-prime loans;

•	the Company has a conservative underwriting policy and aggressive problem loan management;

•	Old National has taken a cautious stance towards commercial real estate since mid-2006; and

•	the majority of the Company’s asset-backed securities are conforming agency notes.
2007 full year results include an expanded net interest margin and improved credit quality. The Company expanded the net interest margin 13 basis points from December 2006. This increase was primarily the result of improved pricing discipline, declining federal funds rates, and the reduction of higher cost deposits and borrowings. In addition, credit quality remained solid. Criticized and classified loans decreased $54.6 million, or 20.0%, during 2007. Nonperforming loans decreased approximately $0.8 million during the year, and were 0.87% of total loans at December 31, 2007, down from 0.88% at December 31, 2006. The allowance for loan losses equaled 138% of nonperforming loans at December 31, 2007 compared to 163% at December 31, 2006. Net charge-offs were 0.44% of average loans in 2007 compared to 0.37% in 2006.
2007 full year net income of $74.9 million compared to $79.4 million in 2006. 2007 results included balance sheet restructuring charges of $5.0 million, net of tax, during the first quarter which should improve the Company’s operating platform going forward. In addition, the Company sold 73 financial centers during the year which are leased back under 10 to 24 year leases. Most of the $111.1 million gain from these transactions will be amortized over the term of the leases in noninterest income, which will partially offset the increase in lease expense. The transaction freed $176.3 million of capital, which was used to reduce higher-cost wholesale funding sources; thereby contributing to the increase in net interest margin.

The balance sheet continued to contract in 2007. Average earning assets and loans declined 2.2 % and 0.2%, respectively. The Company’s conservative view on commercial real estate as well as the declining investment portfolio contributed to this decline. The decrease in commercial real estate loans was partially offset by loan growth in the commercial loan category. Average consumer loan balances declined approximately $32.3 million, or 2.6%. Management attributes the weak consumer demand to uncertainty surrounding the economy. Old National does not expect this trend to change significantly in 2008. Average deposits declined 0.8% during the year as the Company continued to reduce high cost money market accounts and public sector deposits.
BUSINESS OUTLOOK
The Company will continue to monitor asset quality closely in 2008 as the economic environment unfolds. If the domestic economy enters a recession in 2008, the Company may experience higher than planned credit costs. If the interest rates continue to decline, the Company may experience increased fixed rate loan prepayments and higher investment portfolio cash flows. Higher than expected prepayments and investment portfolio cash flows in a lower rate environment may reduce the yield on our earning assets. The Company will continue to focus on building its presence in higher growth markets, including Indianapolis, Louisville, Lafayette and northern Indiana. Other challenges include increasing loan and deposit growth in this difficult economic environment, managing through a soft insurance brokerage market and containing expenses.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the years ended December 31, 2007, 2006, and 2005:

(dollars in thousands)	2007	2006	2005
Income Statement Summary:
Net interest income	$219,191	$212,717	$219,152
Provision for loan losses	4,118	7,000	23,100
Noninterest income	155,138	153,920	161,602
Noninterest expense	277,998	264,690	263,811
Other Data:
Return on average equity	11.67%	12.43%	9.31%
Efficiency ratio	71.01%	68.54%	65.58%
Tier 1 leverage ratio	7.72%	8.01%	7.67%
Net charge-offs to average loans	0.44%	0.37%	0.60%
Comparison of Fiscal Years 2007 and 2006
Net Interest Income
Net interest income was the most significant component of Old National’s earnings, comprising over 60% of 2007 revenues. Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $17.2 million for 2007 and $19.5 million for 2006.
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

Taxable equivalent net interest income was $236.4 million in 2007, a 1.8% increase from the $232.2 million reported in 2006. The net interest margin was 3.28% for 2007, a 13 basis point increase compared to the 3.15% reported in 2006. Included in net interest income for 2007 is a $2.6 million recovery of interest on two commercial real estate loans, which increased net interest margin by 4 basis points. Although average earning assets declined by $159.1 million, the yield on average earning assets increased 24 basis points from 6.39% to 6.63%. The decrease in average earning assets consisted of a $180.5 million decrease in lower yielding investment securities and an $8.3 million decrease in loans. These decreases were partially offset by an increase in federal funds sold and money market investments of $29.6 million. Also contributing to the improved margin was a $236.0 million or 3.6% decrease in average interest-bearing liabilities, consisting of a $160.2 million reduction in higher cost borrowings and a $75.8 million reduction in interest-bearing deposits. The cost of interest-bearing liabilities increased 19 basis points from 3.61% to 3.80%. Noninterest-bearing deposits increased by $27.8 million.
Fluctuation in interest rates has a notable effect on the volume, mix and yield of average earning assets. The target federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, continued to gradually increase during 2006 and was 5.25% at the end of the year. The federal funds rate started to decline in September 2007 and was 4.25% at December 31, 2007.
Significantly affecting average earning assets during 2006 and 2007 was management’s decision to reduce the size of the investment portfolio, the acquisition of St. Joseph and the sale of the O’Fallon, Illinois financial center in the first quarter of 2006. In addition, commercial and commercial real estate loans continue to be affected by weak loan demand in Old National’s markets, more stringent loan underwriting standards and the Company’s desire to lower future potential credit risk by being cautious towards the real estate market. However, the $116.0 million decline in commercial real estate loans during 2007 was partially offset by a $64.9 million increase in the commercial loan category. Year-over-year, commercial loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets. Old National sold $28.8 million of nonaccrual and substandard commercial and commercial real estate loans in the third quarter of 2006 and $20.9 million during 2007. During 2006 and 2007, the Company continued its strategy to reduce the size of the investment portfolio, selling $273.1 million of investment securities during the third quarter of 2006. During the first quarter of 2007, the Company sold $148.2 million of investment securities.
Affecting average interest-bearing liabilities were decreases in borrowed funding due to the exercise of a call option on $20 million of high cost brokered certificates of deposit and the maturity of a $25 million Federal Home Loan Bank advance in the first quarter of 2006, and the maturity of $50 million of senior unsecured bank notes in the second quarter of 2006. Also affecting margin were decreases in borrowed funding due to the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph also matured in the first quarter of 2007. In 2007, Old National called $98 million of high cost brokered certificates of deposit and $48.3 million of retail certificates of deposit. Year over year, long-term borrowings and brokered certificates of deposit, which have an average interest rate higher than deposits, have decreased as a percent of interest-bearing liabilities.
The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2007			2006			2005
(tax equivalent basis,	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Federal funds sold and money market investments	$117,202	$6,266	5.35%	$87,594	$4,557	5.20%	$37,102	$1,513	4.08%
Investment securities: (5)
U.S. Treasury & Government- sponsored agencies (1)	1,749,656	84,383	4.82	1,799,289	81,894	4.55	1,921,042	76,851	4.00
States and political subdivisions (3)	263,698	18,656	7.07	408,469	28,306	6.93	536,928	36,965	6.88
Other securities	268,564	14,091	5.25	254,644	13,101	5.14	273,911	12,450	4.55

Total investment securities	2,281,918	117,130	5.13	2,462,402	123,301	5.01	2,731,881	126,266	4.62

Loans: (2)
Commercial (3)	1,679,626	125,512	7.47	1,592,286	116,571	7.32	1,578,247	100,900	6.39
Commercial real estate	1,374,703	103,939	7.56	1,466,155	106,569	7.27	1,604,202	101,979	6.36
Residential real estate (4)	556,038	32,568	5.86	527,876	29,219	5.54	584,724	31,964	5.47
Consumer, net of unearned income	1,204,503	93,113	7.73	1,236,823	91,022	7.36	1,247,487	84,135	6.74

Total loans (4)	4,814,870	355,132	7.38	4,823,140	343,381	7.12	5,014,660	318,978	6.36

Total earning assets	7,213,990	$478,528	6.63%	7,373,136	$471,239	6.39%	7,783,643	$446,757	5.74%

Less: Allowance for loan losses	(68,179)			(76,455)			(82,929)
Non-Earning Assets
Cash and due from banks	172,963			165,670			183,995
Other assets	666,211			711,072			741,793

Total assets	$7,984,985			$8,173,423			$8,626,502

Interest-Bearing Liabilities
NOW deposits	$1,490,413	$31,621	2.12%	$1,429,757	$27,397	1.92%	$1,754,908	$25,235	1.44%
Savings deposits	622,398	15,141	2.43	441,305	5,655	1.28	485,323	4,200	0.87
Money market deposits	758,558	23,623	3.11	886,151	29,437	3.32	694,988	18,836	2.71
Time deposits	2,426,346	112,728	4.65	2,616,339	110,095	4.21	2,578,535	90,591	3.51

Total interest-bearing deposits	5,297,715	183,113	3.46	5,373,552	172,584	3.21	5,513,754	138,862	2.52
Short-term borrowings	461,780	18,193	3.94	402,240	15,995	3.98	388,161	9,629	2.48
Other borrowings	615,878	40,871	6.64	835,583	50,417	6.03	1,094,612	57,596	5.26

Total interest-bearing liabilities	6,375,373	$242,177	3.80%	6,611,375	$238,996	3.61%	6,996,527	$206,087	2.95%

Noninterest-Bearing Liabilities
Demand deposits	828,461			800,682			837,579
Other liabilities	139,303			123,007			107,139
Shareholders’ equity	641,848			638,359			685,257

Total liabilities and shareholders’ equity	$7,984,985			$8,173,423			$8,626,502

Interest Margin Recap
Interest income/average earning assets		$478,528	6.63%		$471,239	6.39%		$446,757	5.74%
Interest expense/average earning assets		242,177	3.35		238,996	3.24		206,087	2.65

Net interest income and margin		$236,351	3.28%		$232,243	3.15%		$240,670	3.09%

(1)	Includes U.S. Government-sponsored entities and agency mortgage-backed securities.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received. Includes loan fees of $4.9 million in 2007, $5.4 million in 2006 and $7.5 million in 2005.

(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $6.3 million and $10.8 million, respectively, in 2007; $9.6 million and $9.9 million, respectively, in 2006; and $12.6 million and $8.9 million, respectively, in 2005; using the federal statutory tax rate in effect of 35% for all periods.

(4)	Includes residential loans held for sale.

(5)	Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.
NET INTEREST INCOME — RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	2007 vs. 2006			2006 vs. 2005
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Federal funds sold and money market investments	$1,709	$1,561	$148	$3,044	$2,342	$702
Investment securities (1)	(6,171)	(9,150)	2,979	(2,965)	(12,974)	10,009
Loans (1)	11,751	(598)	12,349	24,403	(12,908)	37,311

Total interest income	7,289	(8,187)	15,476	24,482	(23,540)	48,022

Interest Expense
NOW deposits	4,224	1,224	3,000	2,162	(5,452)	7,614
Savings deposits	9,486	3,362	6,124	1,455	(472)	1,927
Money market deposits	(5,814)	(4,106)	(1,708)	10,601	5,765	4,836
Time deposits	2,633	(8,410)	11,043	19,504	1,459	18,045
Short-term borrowings	2,198	2,357	(159)	6,366	454	5,912
Other borrowings	(9,546)	(13,918)	4,372	(7,179)	(14,629)	7,450

Total interest expense	3,181	(19,491)	22,672	32,909	(12,875)	45,784

Net interest income	$4,108	$11,304	$(7,196)	$(8,427)	$(10,665)	$2,238

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $6.3 million and $10.8 million, respectively, in 2007; $9.6 million and $9.9 million, respectively, in 2006; and $12.6 million and $8.9 million, respectively, in 2005; using the federal statutory rate in effect of 35% for all periods.
Provision for Loan Losses
The provision for loan losses was $4.1 million in 2007, a $2.9 million reduction from the $7.0 million recorded in 2006. The lower provision in 2007 is attributable to the decrease in nonaccrual, criticized and classified loans during 2007 and enhanced credit administration and underwriting functions that began in 2004. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained relatively constant as a percentage of total revenue at 39.6% in 2007 compared to 39.9% in 2006.
Noninterest income for 2007 was $155.1 million, an increase of $1.2 million, or 0.8% compared to $153.9 million reported for 2006. This increase is primarily the result of a $6.3 million gain on the sale and leaseback of real estate combined with a $2.5 million increase in service charges on deposits accounts, a $2.4 million increase in ATM and debit card fees and a $2.0 million increase in investment product fees. Partially offsetting these increases were a $2.5 million decrease in insurance premiums and commissions and a $1.3 million decrease in gains on derivatives. In 2007, Old National realized $3.0 million of losses on sales of securities in comparison to $1.5 million of gains for 2006. In addition, Old National recorded a $3.0 million gain from the sale of the O’Fallon, Illinois financial center in the first quarter of 2006. There was no corresponding sale in 2007.
Service charges on deposit accounts were $44.8 million during 2007 compared to $42.3 million during 2006. The increase was primarily the result of an increase in the service charge fee rate on deposit accounts.
Insurance premiums and commissions decreased to $39.0 million in 2007 compared to $41.5 million during 2006. The decrease was primarily a result of decreases in commissions on property and casualty insurance and contingency income, which were partially offset by an increase in fees on employee benefit plans.

Investment product fees increased $2.0 million primarily from increased sales of investment products.
Old National entered into a sale and leaseback transaction of its corporate offices in December of 2006. In addition, seventy-three financial centers were sold in a series of sale leaseback transactions during 2007. The majority of the $111.1 million gain associated with these transactions will be deferred and amortized over the term of the leases. In 2007, the total gain associated with the sale leaseback transactions, included in other income, was $6.3 million. The $6.3 million is comprised of $1.6 million of amortization of deferred gains and $4.7 million of current gains related to the 2007 transactions. Further discussion of the sale leaseback transactions is included in Note 19 to the consolidated financial statements.
The following table presents changes in the components of noninterest income for the years ended December 31.
NONINTEREST INCOME

				% Change From
				Prior Year
(dollars in thousands)	2007	2006	2005	2007	2006
Wealth management fees	$18,710	$19,519	$20,269	(4.1)%	(3.7)%
Service charges on deposit accounts	44,751	42,291	47,154	5.8	(10.3)
ATM fees	14,476	12,077	11,145	19.9	8.4
Mortgage banking revenue	4,439	4,143	4,918	7.2	(15.8)
Insurance premiums and commissions	38,996	41,490	35,242	(6.0)	17.7
Investment product fees	10,727	8,699	8,975	23.3	(3.1)
Company-owned life insurance	9,817	8,966	8,147	9.5	10.1
Other income	9,818	10,717	13,690	(8.4)	(21.7)

Total fee and service charge income	151,734	147,902	149,540	2.6	(1.1)
Net securities gains (losses)	(3,023)	1,471	901	N/M	63.3
Gain on branch divestitures	—	3,036	14,597	N/M	(79.2)
Gain (loss) on derivatives	166	1,511	(3,436)	(89.0)	N/M
Gain on sale leasebacks	6,261	—	—	N/M	N/M

Total noninterest income	$155,138	$153,920	$161,602	0.8%	(4.8)%

Noninterest income to total revenue (1)	39.6%	39.9%	40.2%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $17.2 million in 2007, $19.5 million in 2006 and $21.5 million in 2005.

N/M = Not meaningful
Noninterest Expense
Noninterest expense for 2007 totaled $278.0 million, an increase of $13.3 million, or 5.0% from the $264.7 million recorded in 2006. The $6.1 million increase in salaries and employee benefits combined with a $6.5 million increase in occupancy expense were the primary reasons for the increase in noninterest expense.
Salaries and benefits, the largest component of noninterest expense, totaled $163.7 million in 2007, compared to $157.6 million in 2006, an increase of $6.1 million, or 3.9%. Included in salaries and benefits expense for 2007 is approximately $3.5 million of expense associated with the acquisition of St. Joseph Capital Corporation. Also contributing to the increase is higher performance-based compensation expense in 2007.
Occupancy expense increased $6.5 million in 2007, primarily as a result of a $9.6 million increase in rent expense. The increase is rent expense is related to the sale leaseback transactions that occurred in December of 2006 and 2007. Partially offsetting the increase in rent expense was a $3.8 million decrease in depreciation expense, also related to the sale leaseback transactions. Further discussion of the sale leaseback transactions is included in Note 19 to the consolidated financial statements.
During 2007, Old National recorded a $1.5 million loss on the extinguishment of debt compared to a loss of $0.1 million in 2006. The $1.4 million increase was primarily related to the early retirement of Federal Home Loan Bank advances and repurchase agreements in the first quarter of 2007.

Donations totaled $1.7 million in 2007, an increase of $1.4 million compared to $0.3 million for 2006. The increase was primarily attributable to the $1.4 million contribution in 2007 to the Old National Bank Foundation.
The remaining components of noninterest expense totaled $84.6 million for 2007 compared to $86.7 million for 2006. The $2.1 million decrease is primarily attributable to a $1.5 million reduction in the provision expense for unfunded commitments during 2007. In 2006, Old National recorded a $0.4 million provision expense.
The following table presents changes in the components of noninterest expense for the years ended December 31.
NONINTEREST EXPENSE

				% Change From
				Prior Year
(dollars in thousands)	2007	2006	2005	2007	2006
Salaries and employee benefits	$163,722	$157,622	$147,782	3.9%	6.7%
Occupancy	26,466	19,927	20,352	32.8	(2.1)
Equipment	11,109	12,728	14,415	(12.7)	(11.7)
Marketing	8,407	10,400	8,323	(19.2)	25.0
Data processing	19,212	17,963	21,209	7.0	(15.3)
Communications	9,334	9,156	9,863	1.9	(7.2)
Professional fees	7,705	7,602	9,297	1.4	(18.2)
Loan expense	5,965	5,696	5,250	4.7	8.5
Supplies	3,495	3,413	3,812	2.4	(10.5)
Loss on extinguishment of debt	1,541	129	1,704	N/M	(92.4)
Impairment of long-lived assets	1,163	1,252	—	(7.1)	N/M
Donations	1,718	319	5,648	N/M	(94.4)
Other expense	18,161	18,483	16,156	(1.7)	14.4

Total noninterest expense	$277,998	$264,690	$263,811	5.0%	0.3%

N/M = Not meaningful
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. Also impacting the effective tax rate in 2007 was the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The provision for income taxes on continuing operations, as a percent of pre-tax income, was 18.8% in 2007 compared to 16.4% in 2006. Contributing to the increase in the effective tax rate in 2007 was a lower percentage of tax-exempt income to income before income taxes. Partially offsetting the increase was a $1.8 million settlement which reduced the effective tax rate by 2.0%. See Note 12 to the consolidated financial statements for additional details on Old National’s income tax provision.
Comparison of Fiscal Years 2006 and 2005
In 2006, Old National generated net income of $79.4 million and diluted net income per share of $1.20 compared to $63.8 million and $0.93, respectively in 2005. The 2006 earnings included a $3.0 million gain from the sale of the O’Fallon financial center and a decrease of $16.1 million in the provision for loan losses. The 2005 earnings included a $14.6 million gain from the sale of the Clarksville, Tennessee branches and a $14.8 million loss from discontinued operations related to the sale of J.W. Terrill Insurance Agency and Fund Evaluation Group. Other factors which positively affected 2006 net income included a $6.2 million increase in insurance premiums and commissions compared to 2005 and a $4.9 million increase in gains on derivative instruments. Offsetting these increases to net income in 2006 was a $9.8 million increase in salaries and benefits expense compared to 2005.
Taxable equivalent net interest income was $232.2 million in 2006, a 3.5% decrease from the $240.7 million reported in 2005. The net interest margin was 3.15% for 2006, compared to 3.09% reported for 2005. The decline in net interest income was primarily a result of average earning assets declining more than average interest-bearing liabilities during 2006. Average earning assets decreased by $410.5 million in 2006 while average interest-bearing liabilities decreased by $385.2 million in 2006.

The provision for loan losses was $7.0 million in 2006, a significant reduction from the $23.1 million for 2005. The lower provision in 2006 was attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans and enhanced credit administration and underwriting functions.
Noninterest income for 2006 was $153.9 million, a decrease of $7.7 million, or 4.8% from the $161.6 million reported for 2005. Included in 2005 was a $14.6 million gain related to a branch divestiture. In addition, service charges on deposit accounts were $4.9 million lower in 2006 than 2005. Partially offsetting these declines was a $6.2 million increase in insurance premiums and commissions and a $4.9 million increase in gains on derivatives instruments.
Noninterest expense for 2006 totaled $264.7 million, an increase of $0.9 million, or 0.3% from the $263.8 million recorded in 2005. This increase was primarily related to a $9.8 million increase in salaries and benefits expense and a $2.3 million increase in other expenses. Partially offsetting these increases in expense were decreases of $5.3 million in donations expense, $3.2 million in data processing expense, $1.7 million in equipment expense and $1.7 million in professional fees. Favorably impacting other expense in 2005 was a $5.6 million reduction in the reserve for unfunded commitments.
The provision for income taxes on continuing operations was relatively flat year over year. In 2006, the provision was $15.6 million compared to $15.3 million in 2005. Old National’s effective tax rate was 16.4% in 2006 and 16.3% in 2005. The slight increase in the effective tax rate in 2006 resulted from a lower percentage of tax-exempt income to income before income taxes.
Old National operates in two operating segments: community banking and treasury. The community banking segment profit was $79.5 million in 2006 compared to $81.3 million in 2005. The decrease was primarily as a result of the decrease in earning assets and higher deposit costs in the community banking segment during 2006. The 2006 treasury segment profit increased $7.6 million from 2005, primarily as a result of fluctuations in the fair market value of derivative instruments. The “other” segment, which aggregates wealth management, investment consulting, insurance, brokerage and investment and annuity sales, included a $14.8 million loss from discontinued operations related to the sales of J.W. Terrill Insurance Agency and the Fund Evaluation Group in 2005.
BUSINESS LINE RESULTS
Old National is managed in two primary business segments. The following table summarizes Old National’s business line results for the years ended December 31.
BUSINESS LINE RESULTS

(dollars in thousands)	2007	2006	2005
Community banking	$78,924	$74,256	$81,316
Treasury	(3,937)	2,511	(6,682)
Other	(97)	2,606	(10,870)

Consolidated net income	$74,890	$79,373	$63,764

The 2007 community banking segment profit increased $4.7 million, primarily as a result of increased service charges, ATM, and debit card fees. The 2006 community banking segment profit decreased $7.1 million from 2005, primarily as a result of the decrease in earning assets and higher deposit costs in the community banking segment during 2006.
The 2007 treasury segment profit decreased $6.4 million from 2006 primarily as a result of the $4.5 million increase in net securities losses. Contributing to the increase in net securities losses was Old National’s balance sheet restructuring initiative in the first quarter of 2007. The 2006 treasury segment profit increased $9.2 million from 2005 primarily as a result of fluctuations in the fair market value of derivative instruments.

The 2007 “other” segment profit decreased approximately $2.7 million primarily as a result of intercompany allocations and lower insurance contingency revenue. The 2005 “other” segment profit includes a loss from discontinued operations of $14.8 million related to the sales of J.W. Terrill Insurance Agency (“Terrill”) in St. Louis, Missouri, and the Fund Evaluation Group (“FEG”) in Cincinnati, Ohio.
FINANCIAL CONDITION
Overview
Old National’s total assets at December 31, 2007, were $7.846 billion, a 3.7% decrease from $8.150 billion at December 31, 2006. The planned reduction of the investment portfolio, the reduction in federal funds sold, the sale of our corporate office buildings in December 2006 and the sale of seventy-three bank branch properties and one office building in 2007 have lowered our total assets, reducing the Company’s reliance on long-term borrowings and brokered certificates of deposit. Partially offsetting the reduction in assets was the acquisition of St. Joseph. Earning assets, comprised of investment securities including money market investments, loans, and loans held for sale, were $7.016 billion at December 31, 2007, a decrease of 4.9% from $7.380 billion at December 31, 2006. Year over year, long-term borrowings and brokered certificates of deposit, which have average interest rates higher than most types of deposits, have decreased as a percent of interest-bearing liabilities.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. However, Old National also has some 15- and 20-year fixed-rate mortgage pass-through securities in its held-to-maturity investment portfolio. At December 31, 2007, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and recent market conditions. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At December 31, 2007, the investment securities portfolio was $2.309 billion compared to $2.376 billion at December 31, 2006, a decrease of 2.8%. Investment securities represented 32.9% of earning assets at December 31, 2007, compared to 32.2% at December 31, 2006. The Company continued to decrease the size of the investment portfolio during 2006 and 2007, and used the cash flows generated by the declining investment portfolio to purchase higher-yielding securities and to reduce long-term borrowings and brokered certificates of deposit. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
Investment securities available-for-sale portfolio had net unrealized losses of $6.7 million at December 31, 2007, compared to net unrealized losses of $27.6 million at December 31, 2006. These unrealized losses are primarily the result of changes in interest rates and recent market events. In addition, Old National had realized pre-tax net losses on the sale of securities from the available-for-sale portfolio of $3.0 million during 2007 and net gains of $1.5 million during 2006.
The investment portfolio had an effective duration of 2.96 years at December 31, 2007, compared to 2.90 years at December 31, 2006. The weighted average yields on available-for-sale investment securities were 5.24% in 2007 and 5.01% in 2006. The average yields on the held-to-maturity portfolio were 4.57% in 2007 and 4.50% in 2006.
At December 31, 2007, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with the aggregate market values of $94.1 million, which represented 14.4% of shareholders’ equity. At December 31, 2006, the aggregate market value of investment securities issued by the state of Indiana and its political subdivisions was $79.7 million, which represented 12.4% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.

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
LOAN PORTFOLIO AT YEAR-END

						Four-Year
(dollars in thousands)	2007	2006	2005	2004	2003	Growth Rate
Commercial	$1,694,736	$1,629,885	$1,553,742	$1,550,640	$1,618,095	1.2%
Commercial real estate	1,270,408	1,386,367	1,534,385	1,653,122	1,849,275	(9.0)
Consumer credit	1,187,764	1,198,855	1,261,797	1,205,657	1,163,325	0.5

Total loans excluding residential real estate	4,152,908	4,215,107	4,349,924	4,409,419	4,630,695	(2.7)
Residential real estate	533,448	484,896	543,903	555,423	939,422	(13.2)

Total loans	4,686,356	4,700,003	4,893,827	4,964,842	5,570,117	(4.2)%

Less: Allowance for loan losses	56,463	67,790	78,847	85,749	95,235

Net loans	$4,629,893	$4,632,213	$4,814,980	$4,879,093	$5,474,882

Commercial and Commercial Real Estate Loans
At December 31, 2007, commercial loans increased $64.9 million while commercial real estate loans decreased $116.0 million, respectively, from December 31, 2006. Included in total commercial and commercial real estate loans at December 31, 2007, are $106.9 million and $114.8 million, respectively, of loans acquired from St. Joseph. During 2007, the Company sold $8.3 million of commercial loans and $12.6 million of commercial real estate loans. A write-down of $5.3 million was recorded against the allowance for loan losses related to these sales. In the first quarter of 2006, the O’Fallon, Illinois financial center was sold, which included $14.3 million of commercial loans and $11.0 million of commercial real estate loans. Weak loan demand in Old National’s markets continues to affect loan growth. Old National also has continued to tighten its underwriting standards, which has slowed potential loan growth. Old National continues to be cautious towards the real estate market in an effort to lower future potential credit risk.
The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.
DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2007

	Within	1 - 5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total
Interest rates:
Predetermined	$197,308	$336,168	$222,992	$756,468
Floating	654,804	206,689	76,775	938,268

Total	$852,112	$542,857	$299,767	$1,694,736

Consumer Loans
Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $11.1 million or 0.9% at December 31, 2007, compared to December 31, 2006. Included in consumer loans at December 31, 2007 is $23.1 million of consumer loans associated with the St. Joseph acquisition.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to the Company’s decision to originate and sell the majority of its residential real estate loans into the secondary market, primarily to private investors. Old National sells the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Old National sells almost all residential real estate loans servicing released without recourse.

Residential real estate loans were $533.4 million at December 31, 2007, an increase of $48.6 million or 10.0% from December 31, 2006. The acquisition of St. Joseph was the primary reason for the increase in residential real estate loans.
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
At December 31, 2007, the allowance for loan losses was $56.5 million, a decrease of $11.3 million compared to $67.8 million at December 31, 2006. As a percentage of total loans, the allowance decreased to 1.20% at December 31, 2007, from 1.44% at December 31, 2006. During 2007, the provision for loan losses amounted to $4.1 million, a decrease of $2.9 million from the amount recorded in 2006. The lower provision in 2007 is attributable to the decrease in nonaccrual, criticized and classified loans during 2007. Also considered is the Company’s migration loss rates which are declining as credits issued under the Company’s enhanced credit administration and underwriting functions, begun in 2004, become more representative of the existing portfolio.
For commercial and commercial real estate loans, the reserve decreased by $9.8 million at December 31, 2007, compared to December 31, 2006. The reserve as a percentage of that portfolio decreased to 1.55% at December 31, 2007, from 1.85% at December 31, 2006. Nonaccrual loans decreased $0.7 million since December 31, 2006. Criticized and classified loans decreased $54.6 million, or 20.0%, from December 31, 2006.
The reserve for residential real estate loans as a percentage of that portfolio decreased to 0.30% at December 31, 2007, from 0.35% at December 31, 2006. The reserve for consumer loans decreased to 0.75% at December 31, 2007, from 0.86% at December 31, 2006. The lower reserve percentages for these portfolios are a result of improved credit quality in these portfolios during 2007.
Allowance for Losses on Unfunded Commitments
Old National maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2007 and 2006, the allowance for losses on unfunded commitments was $3.7 million and $4.8 million, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $13.0 million at December 31, 2007, compared to $16.6 million at December 31, 2006. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from December 31, 2006, is primarily attributable to increased efficiencies in processing loan sales and the timing of loan sales to the secondary market.
Premises and Equipment
Premises and equipment, a large component of the Company’s non-earning assets, totaled $48.7 million at December 31, 2007, a decrease of $74.2 million, or 60.4%, since December 31, 2006. The primary reason for this decrease was the sale and leaseback of seventy-three of Old National’s branch facilities and an office building in the last half of 2007. The assets involved in the sale and leaseback transactions in 2007 had a carrying value of approximately $69.0 million. During 2006, premises and equipment decreased $77.0 million. This decrease is primarily attributable to the sale and leaseback of Old National’s three main buildings in downtown Evansville, Indiana in the fourth quarter of 2006. The assets involved in the sale and leaseback in 2006 had a carrying value of approximately $69.9 million.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2007, totaled $191.0 million, an increase of $56.8 million compared to $134.2 million at December 31, 2006. The increase is primarily the result of $60.3 million in goodwill and intangible assets related to the February 1, 2007 acquisition of St. Joseph Capital Corporation.
Assets Held for Sale
Assets held for sale were $4.0 million at December 31, 2007. Included in assets held for sale are nine financial centers that are pending completion of a sale leaseback transaction similar to those completed in 2007. Old National plans to continue occupying these properties under long-term lease agreements.
Funding
Total average funding, comprised of deposits and wholesale borrowings, was $7.204 billion at December 31, 2007, a decrease of 2.8% from $7.412 billion at December 31, 2006. Average deposits decreased 0.8% in 2007, compared to a decrease of 2.8% in 2006. Total deposits were $5.663 billion, including $3.602 billion in transaction accounts and $2.061 billion in time deposits at December 31, 2007. Included in total deposits is $287.9 million associated with the St. Joseph acquisition. Total deposits decreased 10.4% or $658.1 million compared to December 31, 2006. Money market deposits decreased 39.2% or $363.2 million and time deposits decreased 21.7% or $570.3 million compared to December 31, 2006. Savings deposits increased 76.8% or $336.4 million compared to December 31, 2006. Year over year, Old National has experienced a shift into lower cost deposit types.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. Wholesale borrowings as a percentage of total funding at December 31, 2007 was 18.6% at December 31, 2007, compared to 14.4% at December 31, 2006. The primary cause for the increase in wholesale funding in 2007 is an increase in short-term borrowings. Short-term borrowings have increased $325.3 million since December 31, 2006 while long-term borrowings have decreased $90.8 million compared to December 31, 2006. The primary causes for the reduction in long-term borrowings were the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. Old National also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph matured in the first quarter of 2007. The lower level of earning assets, primarily due to weak loan demand in Old National’s markets, and a planned reduction of the investment portfolio during 2007 and 2006, reduced the Company’s reliance on wholesale funding. See Notes 10 and 11 to the consolidated financial statements for additional details on Old National’s financing activities.
The following table presents changes in the average balances of all funding sources for the years ended December 31.
FUNDING SOURCES — AVERAGE BALANCES

				% Change From
				Prior Year
(dollars in thousands)	2007	2006	2005	2007	2006
Demand deposits	$828,461	$800,682	$837,579	3.5%	(4.4)%
NOW deposits	1,490,413	1,429,757	1,754,908	4.2	(18.5)
Savings deposits	622,398	441,305	485,323	41.0	(9.1)
Money market deposits	758,558	886,151	694,988	(14.4)	27.5
Time deposits	2,426,346	2,616,339	2,578,535	(7.3)	1.5

Total deposits	6,126,176	6,174,234	6,351,333	(0.8)	(2.8)
Short-term borrowings	461,780	402,240	388,161	14.8	3.6
Other borrowings	615,878	835,583	1,094,612	(26.3)	(23.7)

Total funding sources	$7,203,834	$7,412,057	$7,834,106	(2.8)%	(5.4)%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.
CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2007	$562,077	$218,620	$91,728	$149,238	$102,491
2006	932,569	303,074	195,222	228,209	206,064
2005	840,861	253,417	103,819	204,251	279,374
Other liabilities have increased $109.7 million, or 87.6%, since December 31, 2006 primarily as a result of the deferred gains arising from the sale leaseback transactions entered into by Old National during 2007.
Capital
Shareholders’ equity totaled $652.9 million or 8.3% of total assets at December 31, 2007, and $642.4 million or 7.9% of total assets at December 31, 2006. The primary reason for the increase in shareholders’ equity at December 31, 2007, compared to December 31, 2006, was the increase in other comprehensive income resulting from the decrease in unrealized losses on securities available for sale.
During 2007, Old National paid cash dividends of $0.88 per share, and declared a cash dividend of $0.23 per share for the first quarter of 2008, which decreased equity by $72.9 million. This compares to cash dividends of $0.84 per share in 2006, which decreased equity by $55.6 million. Old National purchased shares of its stock in the open market under an ongoing repurchase program, reducing shareholders’ equity by $4.1 million in 2007 and $29.4 million in 2006. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.8 million in 2007, compared to $1.5 million in 2006. In addition, $0.5 million of restricted stock and options were issued in connection with the acquisition of St. Joseph in 2007. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during 2007. The adoption of EITF 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance), also affected equity in 2007, resulting in a $0.1 million reduction.
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
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Old National’s primary credit risks result from the Company’s investment and lending activities.
Investment Activities
Within Old National’s securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At December 31, 2007, Old National had non-agency collateralized mortgage obligations of $262.7 million or approximately 12% of the available-for-sale securities portfolio.

The Company expects conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities.
At December 31, 2007, Old National does not believe that any individual unrealized loss represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to both changes in interest rates and market aberrations.
The Company also carries a higher exposure to loss in its pooled trust preferred securities due to illiquidity in that market and performance of underlying collateral. At December 31, 2007, Old National had pooled trust preferred securities of approximately $49 million, or 2% of the available-for-sale securities portfolio.
The remainder of Old National’s mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company has the intent and ability to hold all securities in an unrealized loss position at December 31, 2007 until the market value recovers or the securities mature.
Lending Activities
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by Old National’s Risk and Credit Policy Committee. This committee, which meets quarterly, is made up of outside directors. The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans and charge-offs. In addition, the committee reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at December 31, 2007, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets, particularly in its home state of Indiana. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified loans:
ASSET QUALITY

(dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans
Commercial and commercial real estate	$30,303	$32,307	$39,828	$43,677	$91,589
Residential real estate	5,996	5,686	5,818	9,281	10,876
Consumer	4,517	3,525	9,943	1,932	2,162

Total nonaccrual loans	40,816	41,518	55,589	54,890	104,627
Renegotiated loans	—	52	—	—	—
Past due loans still accruing (90 days or more):
Commercial and commercial real estate	738	1,227	183	870	4,127
Residential real estate	—	127	479	270	67
Consumer	773	787	1,173	1,274	926

Total past due loans	1,511	2,141	1,835	2,414	5,120
Foreclosed properties	2,876	3,313	3,605	8,331	8,763

Total under-performing assets	$45,203	$47,024	$61,029	$65,635	$118,510

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$115,121	$153,215	$136,597	$192,214	$343,943
Criticized loans	103,210	119,757	83,213	148,118	215,700

Total criticized and classified loans	$218,331	$272,972	$219,810	$340,332	$559,643

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	0.87%	0.88%	1.13%	1.10%	1.87%
Under-performing assets/total loans and foreclosed properties (1)	0.96	1.00	1.24	1.31	2.12
Under-performing assets/total assets	0.58	0.58	0.72	0.74	1.27
Allowance for loan losses/ under-performing assets	124.91	144.16	129.20	130.65	80.36

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Under-performing assets are closely monitored by Old National management and consist of: 1) nonaccrual loans, where the ultimate collectibility of interest or principal is uncertain; 2) loans renegotiated in some manner, primarily to provide for a reduction or deferral of interest or principal payments because the borrower’s financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties.
Under-performing assets totaled $45.2 million at December 31, 2007 and $47.0 million at December 31, 2006. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 0.96% for 2007 and 1.00% for 2006. The nonaccrual category of under-performing loans was $40.8 million at December 31, 2007, a decrease of $0.7 million since December 31, 2006. Included in nonaccrual loans at December 31, 2007 is $10.6 million of nonaccrual loans acquired from St. Joseph. At December 31, 2007, the allowance for loan losses to under-performing assets ratio stood at 124.91% compared to 144.16% at December 31, 2006.
Classified loans, including nonaccrual, renegotiated, past due 90 days and other problem loans, were $115.1 million at December 31, 2007, a decrease of $38.1 million from $153.2 million at December 31, 2006. Of this total, other problem loans, which are loans reviewed for the borrowers’ ability to comply with present repayment terms, totaled $72.8 million at December 31, 2007, compared to $109.6 million at December 31, 2006. Classified loans related to the St. Joseph acquisition amounted to $11.7 million. Criticized loans, or special mention loans, were $103.2 million at December 31, 2007, a decrease of $16.6 million from $119.8 million at December 31, 2006.
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
The activity in our allowance for loan losses is as follows:
ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2007	2006	2005	2004	2003
Balance, January 1	$67,790	$78,847	$85,749	$95,235	$87,742
Loans charged-off:
Commercial and commercial real estate	13,690	16,483	17,747	28,656	50,173
Residential real estate	1,613	765	1,975	2,197	1,358
Consumer credit	11,635	10,696	16,418	10,393	10,123
Write-downs on loans transferred to held for sale	5,337	2,770	5,348	4,611	14,744

Total charge-offs	32,275	30,714	41,488	45,857	76,398

Recoveries on charged-off loans:
Commercial and commercial real estate	5,927	7,282	7,830	9,940	5,622
Residential real estate	138	61	81	19	82
Consumer credit	5,066	5,314	3,575	3,257	2,523

Total recoveries	11,131	12,657	11,486	13,216	8,227

Net charge-offs	21,144	18,057	30,002	32,641	68,171
Transfer from (to) allowance for unfunded commitments	—	—	—	755	(9,336)
Provision charged to expense	4,118	7,000	23,100	22,400	85,000
Allowance of acquired bank	5,699	—	—	—	—

Balance, December 31	$56,463	$67,790	$78,847	$85,749	$95,235

Average loans for the year (1)	$4,814,870	$4,823,140	$5,014,660	$5,340,687	$5,651,434

Asset Quality Ratios: (1)
Allowance/year-end loans	1.20%	1.44%	1.60%	1.72%	1.70%
Allowance/average loans	1.17	1.41	1.57	1.61	1.69
Net charge-offs/average loans (2)	0.44	0.37	0.60	0.61	1.21

(1)	Loans include loans held for sale.

(2)	Net charge-offs include write-downs on loans transferred to held for sale.
Management believes that it has appropriately identified and reserved for its loan losses at December 31, 2007. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Interest income of approximately $3.4 million and $3.5 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2007 and 2006, respectively if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.0 million in both 2007 and 2006. Approximately $12.0 million of nonaccrual loans were less than thirty days delinquent at December 31, 2007. Old National had no renegotiated loans at December 31, 2007 as compared to $52 thousand of renegotiated loans at December 31, 2006.

Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $15.8 million in 2007 and $15.3 million in 2006. Additionally write-downs related to loan sales of $5.3 million in 2007 and $2.8 million in 2006 were recognized from loans transferred to held for sale. Approximately 60% of net charge-offs have been concentrated in commercial and commercial real estate loans and 30% have been in consumer loans. No single industry segment represented a significant share of total net charge-offs. The allowance to average loans, which ranged from 1.17% to 1.69% for the last five years, was 1.17% at December 31, 2007.
The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and commercial real estate	$45,927	63.3%	$55,755	64.2%	$59,498	63.1%	$70,292	64.5%	$82,635	62.2%
Residential real estate	1,601	11.4	1,702	10.3	3,849	11.1	3,689	11.2	4,400	16.9
Consumer credit	8,935	25.3	10,333	25.5	15,500	25.8	11,768	24.3	8,200	20.9

Total	$56,463	100.0%	$67,790	100.0%	$78,847	100.0%	$85,749	100.0%	$95,235	100.0%

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

Policy guidelines, in addition to December 31, 2007 and 2006 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% — 15.00%	6.50% — 8.50%	3.00% — 4.00%	3.00% — 4.00%	6.50% — 8.50%	12.00% — 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

12/31/2007	0.35%	1.75%	1.45%	-1.46%	-3.10%	-4.98%
12/31/2006	-1.51%	0.40%	0.87%	-0.93%	-2.24%	-3.76%
Net Interest Income — 24 Month Cumulative Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% — 12.50%	5.00% — 7.00%	2.25% — 3.25%	2.25% — 3.25%	5.00% — 7.00%	10.00% — 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

12/31/2007	-4.76%	-1.43%	0.03%	-0.62%	-1.46%	-2.71%
12/31/2006	-2.96%	-0.59%	0.51%	-1.09%	-2.75%	-4.60%
Economic Value of Equity Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% — 30.00%	12.00% — 17.00%	5.00% — 7.50%	5.00% — 7.50%	12.00% — 17.00%	22.00% — 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

12/31/2007	-21.80%	-10.55%	-3.39%	-0.78%	-3.78%	-8.54%
12/31/2006	-20.41%	-10.07%	-2.03%	0.17%	-0.66%	-2.93%
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
At December 31, 2007, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk and Economic Value of Equity Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value gain of $20 thousand at December 31, 2007, compared to an estimated fair value loss of $20.4 million at December 31, 2006. In addition, the notional amount of derivatives decreased by $563.3 million. The increase in market value is primarily due to the reduction in the notional amount of the derivatives in the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace. We continue to monitor the securities markets to identify trends that might reduce the predictability of the timing of these sources of funds.
Old National’s ability to acquire funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Service and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of December 31, 2007. Fitch Rating Services reaffirmed a negative outlook in conjunction with their ratings as of December 31, 2007. The senior debt ratings of Old National Bancorp and Old National Bank at December 31, 2007, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	A2	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of December 31, 2007, Old National Bank had the capacity to borrow $699.6 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At December 31, 2007, the parent company’s other borrowings outstanding was $256.1 million, remaining relatively constant compared with $255.5 million at December 31, 2006. Old National Bancorp, the parent company, has $100.0 million of debt scheduled to mature within the next 12 months.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Regulatory approval will be needed for Old National’s affiliate bank to pay dividends in 2008.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of Old National’s customers. Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.195 billion and standby letters of credit of $114.1 million at December 31, 2007. At December 31, 2006, loan commitments were $1.165 billion, commercial letters of credit were $40 thousand and standby letters of credit were $121.7 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.6 million.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table presents Old National’s significant fixed and determinable contractual obligations and significant commitments at December 31, 2007. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$3,602,297	$—	$—	$—	$3,602,297
Consumer and brokered certificates of deposit	9	1,397,316	308,776	99,799	255,195	2,061,086
Short-term borrowings	10	638,247	—	—	—	638,247
Other borrowings	11	151,037	101,083	225,734	178,868	656,722
Operating leases	19	27,986	53,871	50,794	320,840	453,491
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
In addition, liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FIN 48 is included in Note 12 to the consolidated financial statements.
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
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.
•	Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance in the near future. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

Management’s analysis of probable losses in the portfolio at December 31, 2007, resulted in a range for allowance for loan losses of $7.9 million with the potential effect to net income ranging from a decrease of $1.4 million to an increase of $3.7 million. These sensitivities are hypothetical and are not intended to represent actual results.

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

•	Derivative Financial Instruments. As part of the Company’s overall interest rate risk management, Old National uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. As of December 31, 2007, the Company was not using the “short-cut” method of accounting for any fair value derivatives.

•	Income Taxes. The Company is subject to the income tax laws of the U.S., its states and the municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate.

On January 1, 2007, the Company adopted FIN 48 to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 12 to the Consolidated Financial Statements for a further description of the Company’s provision and related income tax assets and liabilities.
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this “Management’s Discussion and Analysis”.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 33 of this Form 10-K is incorporated herein by reference in response to this item.
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
Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. All systems of internal accounting controls are based on management’s judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.

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
Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2007, the company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2007 as stated in their report which follows.

Crowe Chizek and Company LLC
Member Horwath International
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Old National Bancorp
Evansville, Indiana
We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Chizek and Company LLC
Indianapolis, Indiana
February 21, 2008

Report of Independent Registered Public Accounting Firm
To the Shareholders and
Board of Directors of
Old National Bancorp:
In our opinion, the consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Old National Bancorp and its subsidiaries (the “Company”) for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
Chicago, Illinois
March 8, 2006

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2007	2006
Assets
Cash and due from banks	$255,192	$210,303
Federal funds sold and resell agreements	—	283,524
Money market investments	8,480	4,078

Total cash and cash equivalents	263,672	497,905
Securities — available-for-sale, at fair value	2,140,641	2,175,163
Securities — held-to-maturity, at amortized cost (fair value $124,504 and $157,720 respectively)	126,769	162,138
Federal Home Loan Bank stock, at cost	41,090	38,809
Residential loans held for sale	13,000	16,634
Loans, net of unearned income	4,686,356	4,700,003
Allowance for loan losses	(56,463)	(67,790)

Net loans	4,629,893	4,632,213

Premises and equipment, net	48,652	122,865
Accrued interest receivable	50,277	53,344
Goodwill	159,198	113,350
Other intangible assets	31,778	20,813
Company-owned life insurance	214,486	198,038
Assets held for sale	3,969	—
Other assets	122,701	118,243

Total assets	$7,846,126	$8,149,515

Liabilities
Deposits:
Noninterest-bearing demand	$855,449	$877,870
Interest-bearing:
NOW	1,410,667	1,449,202
Savings	774,054	437,702
Money market	562,127	925,296
Time	2,061,086	2,631,424

Total deposits	5,663,383	6,321,494

Short-term borrowings	638,247	312,911
Other borrowings	656,722	747,545
Accrued expenses and other liabilities	234,893	125,196

Total liabilities	7,193,245	7,507,146

Commitments and contingencies (Note 19)
Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,205 and 66,503 shares issued and outstanding, respectively	66,205	66,503
Capital surplus	563,675	565,106
Retained earnings	34,346	35,873
Accumulated other comprehensive loss, net of tax	(11,345)	(25,113)

Total shareholders’ equity	652,881	642,369

Total liabilities and shareholders’ equity	$7,846,126	$8,149,515

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2007	2006	2005
Interest Income
Loans including fees:
Taxable	$322,558	$313,686	$292,531
Nontaxable	21,735	19,802	17,516
Investment securities, available-for-sale:
Taxable	91,969	88,491	82,010
Nontaxable	12,192	18,527	24,236
Investment securities, held-to-maturity, taxable	6,649	6,650	7,433
Money market investments	6,265	4,557	1,513

Total interest income	461,368	451,713	425,239

Interest Expense
Deposits	183,113	172,584	138,862
Short-term borrowings	18,193	15,995	9,629
Other borrowings	40,871	50,417	57,596

Total interest expense	242,177	238,996	206,087

Net interest income	219,191	212,717	219,152
Provision for loan losses	4,118	7,000	23,100

Net interest income after provision for loan losses	215,073	205,717	196,052

Noninterest Income
Wealth management fees	18,710	19,519	20,269
Service charges on deposit accounts	44,751	42,291	47,154
ATM fees	14,476	12,077	11,145
Mortgage banking revenue	4,439	4,143	4,918
Insurance premiums and commissions	38,996	41,490	35,242
Investment product fees	10,727	8,699	8,975
Company-owned life insurance	9,817	8,966	8,147
Net securities gains (losses)	(3,023)	1,471	901
Gain on branch divestitures	—	3,036	14,597
Gain (loss) on derivatives	166	1,511	(3,436)
Gain on sale leasebacks	6,261	—	—
Other income	9,818	10,717	13,690

Total noninterest income	155,138	153,920	161,602

Noninterest Expense
Salaries and employee benefits	163,722	157,622	147,782
Occupancy	26,466	19,927	20,352
Equipment	11,109	12,728	14,415
Marketing	8,407	10,400	8,323
Data processing	19,212	17,963	21,209
Communication	9,334	9,156	9,863
Professional fees	7,705	7,602	9,297
Loan expense	5,965	5,696	5,250
Supplies	3,495	3,413	3,812
Loss on extinguishment of debt	1,541	129	1,704
Impairment of long-lived assets	1,163	1,252	—
Donations	1,718	319	5,648
Other expense	18,161	18,483	16,156

Total noninterest expense	277,998	264,690	263,811

Income before income taxes and discontinued operations	92,213	94,947	93,843
Income tax expense	17,323	15,574	15,254

Income from continuing operations	74,890	79,373	78,589
Loss from discontinued operations, net of tax expense of $0, $0, and $6,603 respectively	—	—	(14,825)

Net income	$74,890	$79,373	$63,764

Basic net income per share from continuing operations	$1.14	$1.20	$1.16
Basic net income per share from discontinued operations	—	—	(0.22)
Basic net income per share	1.14	1.20	0.94

Diluted net income per share from continuing operations	1.14	1.20	1.15
Diluted net income per share from discontinued operations	—	—	(0.22)
Diluted net income per share	1.14	1.20	0.93

Dividends per common share	1.11	0.84	0.76
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Total
	Shares		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Issued	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2004	69,287	$69,287	$630,461	$—	$4,344	$704,092
Comprehensive income
Net income	—	—	—	63,764	—	63,764	$63,764
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(26,732)	(26,732)	(26,732)
Net unrealized derivative gains on cash flow hedges, net of reclassification and tax	—	—	—	—	633	633	633

Total comprehensive income							$37,665
Stock issued for acquisitions	971	971	17,569	—	—	18,540
Cash dividends	—	—	—	(51,690)	—	(51,690)
Stock repurchased	(3,000)	(3,000)	(60,902)	—	—	(63,902)
Exercise of stock options, including tax benefits	218	218	4,141	—	—	4,359
Stock based compensation expense	—	—	915	—	—	915
Stock issued (forfeited) under restricted stock and stock compensation plans	173	173	(254)	—	—	(81)

Balance, December 31, 2005	67,649	67,649	591,930	12,074	(21,755)	649,898
Comprehensive income
Net income	—	—	—	79,373	—	79,373	$79,373
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	4,061	4,061	4,061
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	410	410	410

Total comprehensive income							$83,844
Adjustment to apply SFAS No. 158	—	—	—	—	(7,829)	(7,829)
Adjustments to stock issued for prior acquisitions	(1)	(1)	(15)			(16)
Cash dividends	—	—	—	(55,574)	—	(55,574)
Stock repurchased	(1,447)	(1,447)	(28,012)	—	—	(29,459)
Exercise of stock options, including tax benefits	36	36	655	—	—	691
Stock based compensation expense	—	—	712	—	—	712
Stock issued (forfeited) under restricted stock and stock compensation plans	266	266	(164)	—	—	102

Balance, December 31, 2006	66,503	66,503	565,106	35,873	(25,113)	642,369
Comprehensive income
Net income	—	—	—	74,890	—	74,890	$74,890
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	12,582	12,582	12,582
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	343	343	343
Reclassification adjustment on defined benefit pension plans, net of tax	—	—	—	—	843	843	843

Total comprehensive income							$88,658
Adjustment to apply FIN No. 48 (1)	—	—	—	(3,368)	—	(3,368)
Adjustment to apply EITF No. 06-5 (1)	—	—	—	(118)	—	(118)
Cash dividends	—	—	—	(72,931)	—	(72,931)
Stock repurchased	(230)	(230)	(3,872)	—	—	(4,102)
Exercise of stock options, including tax benefits	12	12	107	—	—	119
Stock based compensation expense	—	—	1,590	—	—	1,590
Stock issued (forfeited) under restricted stock and stock compensation plans	(80)	(80)	192	—	—	112
Stock options issued in acquisition	—	—	552	—	—	552

Balance, December 31, 2007	66,205	$66,205	$563,675	$34,346	$(11,345)	$652,881

The accompanying notes to consolidated financial statements are an integral part of these statements.
(1) See Note 1 to the consolidated financial statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$74,890	$79,373	$63,764

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,855	12,825	14,922
Amortization of other intangible assets and goodwill impairment	3,497	2,390	6,012
Net (discount) premium amortization on investment securities	(2,511)	(2,180)	2,643
Restricted stock expense (benefit)	1,292	(17)	915
Stock option expense	298	729	—
Provision for loan losses	4,118	7,000	23,100
Net securities (gains) losses	3,023	(1,471)	(901)
Gain on branch divestitures	—	(3,036)	(14,597)
Gain on sale leasebacks	(6,261)	—	—
(Gain) loss on derivatives	(166)	(1,511)	3,436
Loss on sale of discontinued operations	—	—	10,186
Net gains on sales and write-downs of loans and other assets	(1,577)	(1,261)	(5)
Loss on retirement of debt	1,541	129	1,704
FHLB stock dividend	—	(57)	(66)
Increase in cash surrender value of company-owned life insurance	(7,756)	(4,574)	(7,894)
Residential real estate loans originated for sale	(238,460)	(259,829)	(344,699)
Proceeds from sale of residential real estate loans	245,654	290,308	324,414
Decrease in interest receivable	5,290	2,225	989
(Increase) decrease in other assets	2,091	3,415	(12,142)
Increase (decrease) in accrued expenses and other liabilities	(18,641)	(4,290)	21,487

Total adjustments	(713)	40,795	29,504

Net cash flows provided by operating activities	74,177	120,168	93,268

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	17,429	—	2,699
Purchase of subsidiaries	(78,109)	—	—
Purchases of investment securities available-for-sale	(811,266)	(719,858)	(582,600)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	739,443	511,665	383,785
Proceeds from sales of investment securities available-for-sale	205,362	354,734	638,877
Purchases of investment securities held-to-maturity	—	(24,730)	(25,000)
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	34,495	28,666	35,152
Proceeds from redemption of FHLB stock	838	591	—
Proceeds (payments) related to branch divestitures	—	10,511	(32,470)
Proceeds from sale of loans	15,581	26,062	21,355
Net principal collected from (loans made to) customers	306,848	121,794	(94,611)
Proceeds from sale of premises and equipment and other assets	4,511	2,938	4,779
Proceeds from sale leaseback of real estate	182,192	78,606	—
Purchases of premises and equipment	(9,055)	(12,348)	(14,705)
Proceeds from sale of discontinued operations	—	—	37,337

Net cash flows provided by investing activities	608,269	378,631	374,598

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(61,720)	(13,068)	64,266
Savings, NOW and money market deposits	(325,713)	(163,264)	87,987
Time deposits	(634,661)	53,486	67,413
Short-term borrowings	297,017	10,146	(44,013)
Payments for maturities on other borrowings	(14,159)	(182,241)	(345,164)
Proceeds from issuance of other borrowings	74,000	—	50,000
Payments related to retirement of debt	(189,790)	(24,129)	(51,704)
Cash dividends paid	(57,782)	(55,574)	(51,690)
Common stock repurchased	(4,102)	(29,459)	(63,902)
Proceeds from exercise of stock options, including tax benefit	119	691	4,359
Common stock issued under stock option, restricted stock and stock purchase plans	112	102	—

Net cash flows used in financing activities	(916,679)	(403,310)	(282,448)

Net increase (decrease) in cash and cash equivalents	(234,233)	95,489	185,418
Cash and cash equivalents at beginning of period	497,905	402,416	216,998

Cash and cash equivalents at end of period	$263,672	$497,905	$402,416

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
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005.
All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.
INVESTMENT SECURITIES
Old National classifies investment securities as available-for-sale or held-to-maturity on the date of purchase. Securities classified as available-for-sale are recorded at fair value with the unrealized gains and losses, net of tax effect, recorded in other comprehensive income. Realized gains and losses affect income and the prior fair value adjustments are reclassified within shareholders’ equity. Securities classified as held-to-maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost. Premiums and discounts are amortized on the level-yield method. Anticipated prepayments are considered when amortizing premiums and discounts on mortgage backed securities. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.
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
RESIDENTIAL LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are classified as loans held for sale and are recorded at lower of cost or market value, determined individually, as of the balance sheet date. Interest rate risk on a portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying bases reflect the effects of the SFAS No. 133 adjustments.

LOANS
Loans that Old National intends to hold for investment purposes are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the principal balances of loans outstanding. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current economic conditions on the portfolio, and historical loss experience. The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.
A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.
It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position.
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation. Land is stated at cost. Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements — 15 to 39 years; and furniture and equipment — 3 to 10 years. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Interest costs on construction of qualifying assets are capitalized.
Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are adjusted to fair value. Old National recorded impairment of $1.2 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization on goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated cash flow basis over their estimated useful lives, generally over a period of 10 to 25 years.
COMPANY OWNED LIFE INSURANCE
Old National has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed below, company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2007 and 2006 was $214.5 million and $198.0 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At the inception of the derivative contract, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value on the derivative, as well as the offsetting change in value on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. As of December 31, 2007, Old National was not using the “short-cut” method of accounting for any fair value derivatives. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 are also reported currently in earnings, in noninterest income.
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
FORECLOSED REAL ESTATE
Other assets include real estate properties acquired as a result of foreclosure and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation. The amount of foreclosed properties at December 31, 2007 and 2006 was $2.9 million and $3.3 million, respectively.
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The Company purchases certain securities, generally U.S. Government-sponsored entity and agency securities, under agreements to resell. The amounts advanced under these agreements represent short-term secured loans and are reflected as assets in the accompanying consolidated balance sheets. The Company also sells certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These secured borrowings are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short-term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.
COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Following is a summary of other comprehensive income for the years ended December 31, 2007, 2006 and 2005.

(dollars in thousands)	2007	2006	2005
Net income	$74,890	$79,373	$63,764
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	17,894	8,832	(43,379)
Reclassification adjustment for securities (gains) losses realized in income	3,023	(1,471)	(901)
Income tax effect	(8,335)	(3,300)	17,548
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	—	947
Reclassification adjustment on cash flow hedges	564	674	94
Income tax effect	(221)	(264)	(408)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	1,405	—	—
Income tax effect	(562)	—	—

Total other comprehensive income	13,768	4,471	(26,099)

Comprehensive income	$88,658	$83,844	$37,665

The following table summarizes the changes within each classification of accumulated other comprehensive income for the years ended December 31, 2007 and 2006:

		Unrecognized	Defined	Accumulated
	Unrealized	gain (loss) on	benefit	other
	gains (losses)	cash flow	pension	comprehensive
(dollars in thousands)	on securities	hedges	plans	income
Balance at December 31, 2005	$(20,347)	$(1,408)	$—	$(21,755)
Adjustment to apply SFAS No. 158			(7,829)	(7,829)
Other comprehensive income	4,061	410	—	4,471

Balance at December 31, 2006	(16,286)	(998)	(7,829)	(25,113)
Other comprehensive income	12,582	343	843	13,768

Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)

NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each year. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock.
The following table reconciles basic and diluted net income per share for the years ended December 31.
NET INCOME PER SHARE RECONCILIATION

(dollars and shares in thousands,	2007			2006			2005
except per share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic Net Income Per Share
Income from continuing operations	$74,890	65,684	$1.14	$79,373	66,226	$1.20	$78,589	68,095	$1.16
Income from discontinued operations	—	65,684	—	—	66,226	—	(14,825)	68,095	(0.22)

Income from operations	$74,890		$1.14	$79,373		$1.20	$63,764		$0.94

Effect of dilutive securities:
Restricted stock		40			28			—
Stock options (1)		26			7			161

Diluted Net Income per Share
Income from continuing operations and assumed conversions	$74,890	65,750	$1.14	$79,373	66,261	$1.20	$78,589	68,256	$1.15
Income from discontinued operations	—	65,750	—	—	66,261	—	(14,825)	68,256	(0.22)

Income from operations and assumed conversions	$74,890		$1.14	$79,373		$1.20	$63,764		$0.93

(1)	Options to purchase 5,756 shares, 5,864 shares and 1,811 shares outstanding at December 31, 2007, 2006 and 2005, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
INCOME TAXES
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The impact of adopting FIN 48 was a reduction to January 1, 2007 retained earnings of $3.4 million.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2007, 2006 and 2005 for interest was $249.2 million, $236.0 million and $195.5 million, respectively. Cash paid for income tax, net of refunds, during 2007, 2006 and 2005 was $30.0 million, $12.3 million and $8.9 million, respectively. Other noncash transactions include stock issued in acquisitions of subsidiaries of $18.5 million in 2005, loans transferred to loans held for sale of $20.9 million in 2007, $28.8 million in 2006 and $26.7 million in 2005, and premises and equipment transferred to assets held for sale of $74.1 million in 2007, $69.9 million in 2006 and $0.4 million in 2005.
IMPACT OF ACCOUNTING CHANGES
FASB Interpretation No. 48 – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for the Company on January 1, 2007. The impact of adopting FIN 48 was a reduction to January 1, 2007 retained earnings of $3.4 million.
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
SFAS No. 157 – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the company’s consolidated financial position or results of operations.
SFAS No. 159 – In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. On January 1, 2008, the effective date of this pronouncement, Old National did not elect the fair value option for any financial assets or liabilities. Management expects to elect the fair value option on newly originated residential mortgage loans held for sale and certain retail certificates of deposit on a prospective basis. Management does not believe the adoption of this statement will have a material impact on the company’s consolidated financial position or results of operations.
SFAS No. 141(R) – In December 2007, the FASB issued Statement No. 141(R) – Business Combinations. This statement replaces FASB Statement No. 141 – Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the consolidated financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 160 on the consolidated financial statements.
SAB 109 – In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB 109”). SAB 109 modifies how to apply generally accepted accounting principles to loan commitments that are accounted for at fair value through earnings. Prior to SAB 109, when companies measured the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan was excluded. Under SAB 109, the expected net future cash flows related to the associated servicing of the loans sold will be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for the Company on January 1, 2008. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
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
EITF 06-10 - In March 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-10,
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This Issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106 – Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for the Company on January 1, 2008. Management does not expect the adoption of this EITF to have a material impact on its consolidated financial position or results of operations.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on net income.
NOTE 2 — ACQUISITION AND DIVESTITURE ACTIVITY
ACQUISITION
On February 1, 2007, Old National acquired St. Joseph Capital Corporation (''St. Joseph’’), a banking franchise headquartered in Mishawaka, Indiana, for $78.1 million, including acquisition costs. Pursuant to the merger agreement, the shareholders of St. Joseph received $40.00 in cash for each share of St. Joseph stock in an all-cash transaction. Goodwill of $45.8 million was recorded, of which none is deductible for tax purposes. In addition, intangible assets totaling $14.5 million related to core deposits and customer relationships were recorded and are being amortized over 10 to 11 years. See Note 7 to the consolidated financial statements for additional information. On the date of acquisition, unaudited financial statements of St. Joseph showed assets of $452.9 million, which included $336.6 million of loans and $78.6 million of securities, $357.3 million of deposits and year-to-date net interest income and other income of $0.8 million and net loss of $3.3 million.

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
Results of discontinued operations for the year ended December 31, 2005 is as follows:

(dollars in thousands, except per share data)	2005
Revenues	$21,063
Net income (loss)	(14,825)
Diluted net income (loss) per share	(0.22)

NOTE 3 — INVESTMENT SECURITIES
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2007
Available-for-Sale
U.S. Government-sponsored entities and agencies	$678,545	$10,757	$(355)	$688,947
Mortgage-backed securities	963,039	1,838	(23,910)	940,967
States and political subdivisions	286,898	8,404	(418)	294,884
Other securities	218,888	1,007	(4,052)	215,843

Total available-for-sale securities	$2,147,370	$22,006	$(28,735)	$2,140,641

Held-to-Maturity
Mortgage-backed securities	$107,830	$—	$(2,237)	$105,593
Other securities	18,939	—	(28)	18,911

Total held-to-maturity securities	$126,769	$—	$(2,265)	$124,504

2006
Available-for-Sale
U.S. Government-sponsored entities and agencies	$685,809	$1,881	$(7,541)	$680,149
Mortgage-backed securities	1,049,712	1,733	(31,267)	1,020,178
States and political subdivisions	264,343	9,095	(113)	273,325
Other securities	202,945	1,384	(2,818)	201,511

Total available-for-sale securities	$2,202,809	$14,093	$(41,739)	$2,175,163

Held-to-Maturity
Mortgage-backed securities	$126,800	$—	$(4,312)	$122,488
Other securities	35,338	—	(106)	35,232

Total held-to-maturity securities	$162,138	$—	$(4,418)	$157,720

Proceeds from sales of investment securities available-for-sale were $205.4 million in 2007, $354.7 million in 2006 and $638.9 million in 2005. In 2007, realized gains were $1.2 million and losses were $4.2 million. In 2006, realized gains were $5.3 million and losses were $3.9 million. In 2005, realized gains were $8.6 million and losses were $7.7 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $968.6 million in 2007 and $983.0 million in 2006.
Subsequent to year-end 2007, $157.1 million of securities were called by the issuers, resulting in gains of approximately $1.5 million.
At December 31, 2007, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $94.1 million, which represented 14.4% of shareholders’ equity. At December 31, 2006, the aggregate market value of investment securities issued by the state of Indiana and its political subdivisions was $79.7 million, which represented 12.4% of shareholders’ equity.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	2007		Weighted	2006		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
Maturity	Cost	Value	Yield	Cost	Value	Yield
Available-for-sale
Within one year	$147,736	$146,261	3.91%	$80,725	$80,722	5.85%
One to five years	878,151	865,524	4.83	1,213,036	1,188,876	4.65
Five to ten years	651,104	649,564	5.47	627,966	617,653	5.06
Beyond ten years	470,379	479,292	6.09	281,082	287,912	6.23

Total	$2,147,370	$2,140,641	5.24%	$2,202,809	$2,175,163	5.01%

Held-to-maturity
One to five years	$126,769	$124,504	4.57%	$162,138	$157,720	4.50%
Five to ten years	—	—	—	—	—	—

Total	$126,769	$124,504	4.57%	$162,138	$157,720	4.50%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2007
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,993	$(1)	$129,122	$(354)	$154,115	$(355)
Mortgage-backed securities	192,984	(3,770)	642,032	(20,140)	835,016	(23,910)
States and political subdivisions	36,366	(356)	5,852	(62)	42,218	(418)
Other securities	72,423	(2,924)	60,441	(1,128)	132,864	(4,052)

Total available-for-sale	$326,766	$(7,051)	$837,447	$(21,684)	$1,164,213	$(28,735)

Held-to-Maturity
Mortgage-backed securities	$—	$—	$105,593	$(2,237)	$105,593	$(2,237)
Other securities	—	—	18,911	(28)	18,911	(28)

Total held-to-maturity	$—	$—	$124,504	$(2,265)	$124,504	$(2,265)

2006
Available-for-Sale
U.S. Government-sponsored entities and agencies	$296,478	$(4,241)	$164,889	$(3,299)	$461,367	$(7,540)
Mortgage-backed securities	651,931	(25,224)	198,804	(6,044)	850,735	(31,268)
States and political subdivisions	9,312	(91)	1,522	(22)	10,834	(113)
Other securities	55,425	(616)	83,350	(2,202)	138,775	(2,818)

Total available-for-sale	$1,013,146	$(30,172)	$448,565	$(11,567)	$1,461,711	$(41,739)

Held-to-Maturity
Mortgage-backed securities	$78,996	$(2,653)	$43,492	$(1,659)	$122,488	$(4,312)
Other securities	—	—	35,232	(106)	35,232	(106)

Total held-to-maturity	$78,996	$(2,653)	$78,724	$(1,765)	$157,720	$(4,418)

Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and recent market events. Factors considered in evaluating the securities included whether the securities were backed by U.S. government-sponsored entities and agencies and credit quality concerns surrounding the recovery of the full principal balance. At December 31, 2007, approximately 88% of the mortgage-backed securities held by Old National were issued by U.S. government-sponsored entities and agencies. Old National has both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

NOTE 4 — LOANS HELD FOR SALE
Residential loans held for sale are recorded at lower of cost or market value determined as of the balance sheet date. A portion of Old National’s residential loans held for sale have been hedged using fair value hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loans’ carrying basis reflects the effects of the SFAS No. 133 adjustments. At December 31, 2007 and 2006, Old National had residential loans held for sale of $13.0 million and $16.6 million, respectively. As of December 31, 2007 and 2006, ineffectiveness related to the hedge of a portion of the residential loans held for sale as calculated in accordance with SFAS No. 133 was immaterial.
During 2007, commercial real estate loans held for investment of $12.6 million and commercial loans of $8.3 million were reclassified to loans held for sale and sold for $15.6 million resulting in a write-down on loans transferred to held for sale of $5.3 million, which was recorded as a reduction to the allowance for loan losses. At December 31, 2007, there were no loans held for sale under this arrangement.
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
NOTE 5 — LOANS
The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2007	2006
Commercial	$1,694,736	$1,629,885
Commercial real estate	1,270,408	1,386,367
Residential real estate	533,448	484,896
Consumer credit, net of unearned income	1,187,764	1,198,855

Total loans	$4,686,356	$4,700,003

Through its affiliate bank, Old National makes loans to clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Old National predominately operates in the geographic market areas of Indiana, Illinois and Kentucky. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.
Executive officers and directors of Old National and significant subsidiaries and their related interests are loan clients of Old National’s affiliate bank in the normal course of business. An analysis of the current year activity of these loans is as follows:

(dollars in thousands)	2007
Balance, January 1	$28,620
New loans	44,061
Repayments	(68,892)
Officer and director changes	3,547

Balance, December 31	$7,336

NOTE 6 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2007	2006	2005
Balance, January 1,	$67,790	$78,847	$85,749
Additions:
Provision charged to expense	4,118	7,000	23,100
Allowance of acquired bank	5,699	—	—
Deductions:
Write-downs from loans transferred to held for sale	5,337	2,770	5,348
Loans charged-off	26,938	27,944	36,140
Recoveries	(11,131)	(12,657)	(11,486)

Net charge-offs	21,144	18,057	30,002

Balance, December 31	$56,463	$67,790	$78,847

Individually impaired loans were as follows:

	December 31,	December 31,
(dollars in thousands)	2007	2006
Impaired loans without an allowance for loan losses allocation	$11,278	$11,833
Impaired loans with an allowance for loan losses allocation	19,027	20,476

Total impaired loans	$30,305	$32,309

Allowance for loan losses allocated to impaired loans	$5,904	$7,080

For the years ended December 31, 2007 and 2006, the average balance of impaired loans was $42.8 million and $37.1 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	December 31,	December 31,
(dollars in thousands)	2007	2006
Total nonaccrual loans	$40,816	$41,518
Total renegotiated loans	—	52

Total nonperforming loans	$40,816	$41,570

Past due loans (90 days or more and still accruing)	1,511	2,141

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Nonaccrual loans related to the St. Joseph acquisition amounted to $10.6 million at December 31, 2007.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2007 and 2006:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	45,848	—	45,848

Balance, December 31, 2007	$119,325	$39,873	$159,198

Balance, January 1, 2006	$73,477	$39,798	$113,275
Adjustments to goodwill acquired in prior year	—	75	75

Balance, December 31, 2006	$73,477	$39,873	$113,350

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2007 and determined that no impairment existed as of this date. Old National recorded $45.8 million of goodwill in 2007 associated with the acquisition of St. Joseph Capital Corporation.
The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2007 and 2006 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
2007
Amortized intangible assets:
Core deposit	$15,623	$(5,897)	$9,726
Customer business relationships	25,553	(7,546)	18,007
Customer loan relationships	4,413	(368)	4,045

Total intangible assets	$45,589	$(13,811)	$31,778

2006
Amortized intangible assets:
Core deposit	$5,574	$(4,615)	$959
Customer business relationships	25,553	(5,699)	19,854

Total intangible assets	$31,127	$(10,314)	$20,813

Other intangible assets consist of core deposits intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense associated with intangible assets was $3.5 million in 2007, $2.4 million in 2006 and $2.3 million in 2005.

Estimated amortization expense for the future years is as follows:

Estimated
Amortization
(dollars in thousands)	Expense
2008	$3,465
2009	3,302
2010	3,118
2011	2,972
2012	2,796
Thereafter	16,125

Total	$31,778

NOTE 8 — ASSETS HELD FOR SALE
During 2007, Old National sold 73 financial centers with a carrying value of approximately $65 million in connection with a series of sale-leaseback transactions with an unrelated party. See Note 19 to the consolidated financial statements for additional information about these transactions.
As of December 31, 2007, assets held for sale are summarized as follows:

(dollars in thousands)
Assets held for sale:
Land	$1,210
Building and improvements	7,521

Total	8,731
Accumulated depreciation	(4,762)

Assets held for sale — net	$3,969

Included in assets held for sale are nine financial centers which are pending sale. Old National plans to continue occupying these properties under long-term lease arrangements.
NOTE 9 — DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $562.1 million and $932.6 million, respectively. At December 31, 2007, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2008	$1,397,316
Due in 2009	193,421
Due in 2010	115,355
Due in 2011	63,709
Due in 2012	36,090
Thereafter	256,041
SFAS 133 fair value hedge	(846)

Total	$2,061,086

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2007
Outstanding at year-end	$206,508	$373,164	$58,575	$638,247
Average amount outstanding	86,203	368,945	6,632	461,780
Maximum amount outstanding at any month-end	225,219	456,241	58,575
Weighted average interest rate:
During year	4.91%	3.70%	4.54%	3.94%
End of year	3.89	2.76	4.37	3.27

2006
Outstanding at year-end	$19,807	$285,301	$7,803	$312,911
Average amount outstanding	110,894	285,803	5,543	402,240
Maximum amount outstanding at any month-end	299,445	340,589	22,219
Weighted average interest rate:
During year	5.14%	3.51%	4.72%	3.98%
End of year	4.90	3.67	5.04	3.78

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2007	2006
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rate 3.50%) maturing June 2008	$100,000	$110,000
Senior unsecured notes (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debentures (fixed rates 6.27% to 8.00% and variable rate 7.88%) maturing maturing April 2032 to March 2035	108,000	100,000
SFAS 133 fair value hedge and other basis adjustments	(1,872)	(4,549)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 3.46% to 4.06%) maturing December 2010 to October 2012	74,000	74,000
Federal Home Loan Bank advances (fixed rates 4.84% to 8.34%) maturing July 2008 to January 2023	124,369	219,493
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	50,000	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,427	4,461
SFAS 133 fair value hedge and other basis adjustments	(2,202)	(5,860)

Total other borrowings	$656,722	$747,545

Contractual maturities of long-term debt at December 31, 2007, were as follows:

(dollars in thousands)
Due in 2008	$151,037
Due in 2009	2,040
Due in 2010	99,043
Due in 2011	150,046
Due in 2012	75,688
Thereafter	182,942
SFAS 133 fair value hedge and other basis adjustments	(4,074)

Total	$656,722

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 5.19% and 5.37% at December 31, 2007, and 2006, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
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
At December 31, 2007, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2008	$371
2009	390
2010	390
2011	390
2012	390
Thereafter	11,704

Total minimum lease payments	13,635
Less amounts representing interest	9,208

Present value of net minimum lease payments	$4,427

NOTE 12 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Provision at statutory rate of 35%	$32,275	$33,231	$32,845
Tax-exempt income	(14,298)	(15,702)	(16,914)
Settlement of unrecognized tax benefit	(1,847)	—	—
State income taxes	140	—	244
Other, net	1,053	(1,955)	(921)

Income tax expense	$17,323	$15,574	$15,254

Effective tax rate	18.8%	16.4%	16.3%

The effective tax rate was higher in 2007 compared to 2006 and 2005. The main factor for the increase in the effective tax rate was that tax-exempt income comprised a smaller percentage of total income in 2007. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Income taxes currently payable
Federal	$32,732	$20,195	$16,176
State	216	—	375
Deferred income taxes related to:
Provision for loan losses	4,443	4,132	5,265
Other, net	(20,068)	(8,753)	(6,562)

Deferred income tax benefit	(15,625)	(4,621)	(1,297)

Provision for income taxes	$17,323	$15,574	$15,254

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2007	2006
Deferred Tax Assets
Allowance for loan losses, net of recapture	$26,159	$28,206
Benefit plan accruals	2,611	1,627
AMT credit	10,752	17,730
Unrealized losses on available-for-sale investment securities	3,016	11,351
Unrealized losses on hedges	424	645
Unrealized losses on benefit plans	4,657	5,219
General business credit carryforward	—	6,015
Net operating loss	859	3,069
Premises and equipment	41,347	—
Other, net	—	2,612

Total deferred tax assets	89,825	76,474

Deferred Tax Liabilities
Premises and equipment	—	(1,312)
Accretion on investment securities	(1,299)	(1,014)
Lease receivable, net	(5,789)	(6,552)
Purchase accounting	(8,791)	(6,190)
Other, net	(634)	—

Total deferred tax liabilities	(16,513)	(15,068)

Net deferred tax assets	$73,312	$61,406

No valuation allowance was recorded at December 31, 2007 and 2006 because Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has a federal net operating loss carryforward at December 31, 2007 of $1.7 million. Old National has state net operating loss carryforwards totaling $4.6 million. If not used, the net operating loss carryforwards will begin to expire in 2021.
Unrecognized Tax Benefits
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2007
Balance at January 1	$11,002
Additions based on tax positions related to the current year	1,248
Settlements	(696)

Balance at December 31	$11,554

Approximately $7.8 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods. The total unrecognized tax benefits may significantly decrease based on the outcome of the audit of the 2005 tax year discussed below. The amount of any possible decrease can not be estimated at this time.
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. On August 21, 2007, the Company received a notice from the Internal Revenue Service (“IRS”) that the Joint Committee on Taxation had concluded their review of the audit for the years 2002, 2003 and 2004 and had taken no exceptions to the conclusions reached by the IRS. The IRS has informed the Company of its intent to audit tax year 2005. The Company incurred net operating losses in 2003 and 2004 that were utilized in 2005. The IRS could adjust the net operating loss carryover used on the 2005 tax return during the 2005 audit. Therefore, the 2003 and 2004 years have not been fully effectively settled. The federal statute of limitations on the 2002 year expired on December 31, 2007. The Company determined that the conclusion of the 2002, 2003 and 2004 audit, as evidenced by the IRS notice, effectively settled several items from 2002, 2003 and 2004 that the IRS notice indicated were effectively settled.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was a benefit of $1.2 million, primarily due to settlements, and the amount accrued for interest and penalties in the balance sheet at December 31, 2007 was $1.5 million.
NOTE 13 — EMPLOYEE BENEFIT PLANS
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
Old National adopted the provisions of Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”) as of December 31, 2006. SFAS No. 158 required that the company recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability in the balance sheet as of this date. Any future changes in the funded status are to be recognized through comprehensive income in the year in which they occur.

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of the Company’s defined benefit plans:

(dollars in thousands)	2007	2006
Change in Projected Benefit Obligation
Balance at January 1	$45,782	$53,702
Interest cost	2,343	2,774
Benefits paid	(1,630)	(1,470)
Actuarial loss	97	382
Settlement	(4,861)	(9,606)

Projected Benefit Obligation at December 31	41,731	45,782

Change in Plan Assets
Fair value at January 1	46,326	52,159
Actual return on plan assets	2,873	3,539
Employer contributions	933	1,704
Benefits paid	(1,630)	(1,470)
Settlement	(4,861)	(9,606)

Fair value of Plan Assets at December 31	43,641	46,326

Funded status at December 31	1,910	544

Amounts recognized in the statement of financial position at December 31:
Prepaid benefit cost	$4,520	$3,957
Accrued benefit liability	(2,610)	(3,413)

Net amount recognized	$1,910	$544

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$11,642	$13,047

Total	$11,642	$13,047

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.6 million.
The accumulated benefit obligation and the projected benefit obligation for the defined benefit pension plans were $41.7 million and $45.8 million at December 31, 2007 and 2006, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2007	2006	2005
Net Periodic Benefit Cost
Service cost	$—	$—	$1,597
Interest cost	2,343	2,774	3,567
Expected return on plan assets	(3,331)	(3,963)	(3,944)
Amortization of prior service cost	—	—	(251)
Recognized actuarial loss	772	954	1,542

Net periodic benefit cost	$(216)	$(235)	$2,511
Settlement cost	1,188	2,884	1,439
Curtailment gain	—	—	(1,500)

Total net periodic benefit cost	$972	$2,649	$2,450

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$556	N/A	N/A
Amortization of net actuarial loss	(773)	N/A	N/A
Settlement cost	(1,188)	N/A	N/A

Total recognized in Other Comprehensive Income	$(1,405)	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$(433)	$2,649	$2,450

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans were frozen, increases in compensation are not considered after 2005.

	2007	2006	2005
Benefit obligations:
Discount rate at the end of the period	5.75%	5.75%	5.50%
Net periodic benefit cost:
Discount rate at the beginning of the period	5.75%	5.50%	6.00%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	4.00

The expected long-term rate of return on assets is based on 10-year compounded trailing returns on equity and fixed income indices weighted by the typical asset allocation for the plan. This assumption is monitored on an on-going basis. The discount rate is determined based upon the Moody’s AA bond rates at December 31, which Old National has historically used as the benchmark.
Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	2008 Target
Asset Category	Allocation	2007	2006	2005
Equity securities	40 - 70%	67%	62%	59%
Debt securities	30 - 60%	32	30	35
Cash equivalents	0 - 15%	1	8	6

Total		100%	100%	100%

The plan’s assets are invested in the plan trust within the ranges specified above. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. Equity securities included common stock of Old National in the amount of $3.5 million (7% of total plan assets) at December 31, 2005. There was no Old National stock in the plan as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2008	$8,920
2009	4,990
2010	4,550
2011	4,190
2012	4,640
Years 2013 - 2017	20,010

Old National does not expect to contribute any cash to the pension plans in 2008, except $0.9 million to cover future benefit payments from the Restoration Plan.
EMPLOYEE STOCK OWNERSHIP PLAN
Effective January 1, 2006, the Employee Stock Ownership and Savings Plan (401k) was amended. The amended plan permits employees to participate the first month following one month of service. Old National’s contributions to the plan are made in the form of Old National Bancorp stock or cash contributed to the plan for purchase of Old National Bancorp stock on the market. Old National will match 100% of participant contributions up to 6% of each participant’s salary. All contributions vest immediately and plan participants may elect to diversify 2006 and all future contributions. Those participants who have attained the age of 55 may also diversify previous contributions. Effective October 1, 2006, the plan was amended to allow all participants to diversify previous contributions of Old National Bancorp stock. Participants can elect, at any time, to have dividends reinvested in the plan or have dividends be paid to the participant. In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Old National’s Board of Directors’ designated no discretionary contributions in 2007, 2006 or 2005. During the years ended December 31, 2007, 2006 and 2005, the number of Old National shares allocated to the plan were 1.9 million, 2.0 million and 2.7 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $6.4 million in 2007, $5.1 million in 2006 and $3.5 million in 2005.
NOTE 14 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At December 31, 2007, 6.4 million shares were outstanding under the plan, including 5.8 million stock options and 0.6 million shares of restricted stock, 0.5 million shares had been exercised or released, and 0.7 million shares were available for issuance. In addition, Old National assumed 0.1 million stock options outstanding through various mergers. Effective January 1, 2006, the Company began recording compensation expense associated with the stock options in accordance with SFAS No. 123-R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with APB Opinion No. 25 and related Interpretations, under which no compensation cost had been recognized, except with respect to the restricted stock plans. Old National adopted the fair value recognition provisions of SFAS No. 123-R using the modified prospective transition method, and, consequently, has not retroactively adjusted results from prior periods.

The following table reflects the effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested stock options during 2005.

(dollars in thousands, except per share data)	2005
Net income as reported	$63,764
Restricted Stock:
Add: restricted stock compensation expense included in reported net income, net of related tax effects	595
Deduct: restricted stock compensation expense determined under fair value based method for all awards, net of related tax effects	(694)
Stock Options:
Deduct: stock option compensation expense determined under fair value based method for all awards, net of related tax effects	(4,314)

Proforma net income	$59,351

Basic net income per share:
As reported	$0.94
Proforma	0.87
Diluted net income per share:
As reported	$0.93
Proforma	0.87

Stock Options
Old National recorded $0.2 million of stock based compensation expense, net of tax, during 2007. The Company granted 0.2 million stock options during 2007 and substituted 0.1 million Old National stock options for St. Joseph stock options in connection with its acquisition of St. Joseph. Using the Black-Scholes option pricing model, the Company estimated the fair value of the stock options granted during 2007 to be $0.5 million. The Company will expense this amount ratably over the three-year vesting period. These options expire in ten years. During 2006, the company granted 0.1 million stock options. These options expire in ten years. No options were granted in 2005. The Company plans to use shares held as treasury stock to satisfy share option exercises.
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
The fair value of options granted was determined using the following weighted-average assumptions as of grant date. No options were granted in 2005.

	2007	2006	2005
Wtd-average risk-free interest rate	4.9%	4.7%	—%
Expected life of option (years)	6	6	—
Expected stock volatility	15.0%	19.5%	—%
Expected dividend yield	4.2%	3.6%	—%

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

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s stock as of reporting date. The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $0.1 million, $0.1 million and $0.5 million, respectively. Cash received for the exercise of options in 2007, 2006 and 2005, was $0.1 million, $0.7 million and $4.4 million, respectively. As of December 31, 2007, there was $0.5 million of unrecognized compensation cost related to nonvested stock options granted under the Plan. The remaining cost is expected to be recognized over a two year period.
Stock option activity for 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars and shares in thousands)	Shares	Price	Term	Value
Outstanding, January 1	5,772	$20.95
Granted	266	16.67
Exercised	(12)	10.77
Forfeited	(210)	20.95

Outstanding, December 31	5,816	$20.78	4.6	$314.4

Options exercisable at end of year	5,495	$20.92	4.4	$117.1
Weighted-average fair value of options granted during the year		3.39

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
Certain other awards have been granted with vesting periods ranging from 32 to 60 months that also include performance requirements in order for the shares to vest. At the date of grant of such awards, the Company issues shares to the participants based on the number of shares that will be awarded if certain established performance targets are achieved allowing the participants to exercise voting rights and receive dividends during the required service periods. If the established performance targets are exceeded and the service requirements are met, additional shares would be issued and vested to participants based upon the formulas included in the award contracts. Based on nonvested awards outstanding to participants at December 31, 2007, the number of shares that could ultimately vest to participants could range from 0 shares to 0.9 million shares. The Company is recording expense for these awards over the vesting periods based on the Company’s current estimate of the number of shares that will vest considering the performance targets established in the award contracts and the Company’s best estimate of future company performance.
Based upon the shares issued under the stock awards discussed above at December 31, 2007, the total expected unrecognized compensation expense related to nonvested shares was $4.6 million. The Company expects that this expense will be recognized over a weighted average period of 1.61 years. The total fair value of shares vested during the year ended December 31, 2007 was $0.6 million. The total fair value of shares vested during the year ended December 31, 2006 was $0.1 million. No shares vested during 2005. Compensation expense, net of tax, for stock awards for the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $(0.1) million, and $0.4 million, respectively.

A summary of changes in the Company’s nonvested shares for the year follows. In the table below, share awards are included as granted based on the number of shares issued to participants at the date of grant as described above:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2007	705	$21.72

Granted during the year	179	18.34
Vested during the year	(26)	21.32
Forfeited during the year	(266)	22.44

Nonvested balance at December 31, 2007	592	$20.38

NOTE 15 — OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM
During 2003, Old National implemented a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2007, Old National had issued 30,239 shares under this program.
NOTE 16 — SHAREHOLDERS’ EQUITY
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on January 6, 2005, which increased the total authorized and unissued common shares reserved for issuance to 3.5 million. As of December 31, 2007, 3.5 million authorized and unissued common shares were reserved for issuance under the plan.
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

The estimated carrying and fair values of Old National’s financial instruments as of December 31 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value

2007
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$263,672	$263,672
Investment securities available-for-sale	2,140,641	2,140,641
Investment securities held-to-maturity	126,769	124,504
Federal Home Loan Bank stock	41,090	41,090
Residential loans held for sale	13,000	13,038
Loans, net	4,629,893	4,618,848
Accrued interest receivable	50,277	50,277
Derivative assets	16,897	16,897

Financial Liabilities
Deposits	$5,663,383	$5,668,910
Short-term borrowings	638,247	638,247
Other borrowings	656,722	662,037
Accrued interest payable	20,567	20,567
Derivative liabilities	16,877	16,877
Standby letters of credit	427	427

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,227

2006
Financial Assets
Cash, due from banks,federal funds sold and money market investments	$497,905	$497,905
Investment securities available-for-sale	2,175,163	2,175,163
Investment securities held-to-maturity	162,138	157,720
Federal Home Loan Bank stock	38,809	38,809
Residential loans held for sale	16,634	16,636
Loans, net	4,632,213	4,616,848
Accrued interest receivable	53,344	53,344
Derivative assets	6,825	6,825

Financial Liabilities
Deposits	$6,321,494	$6,303,557
Short-term borrowings	312,911	312,911
Other borrowings	747,545	752,873
Accrued interest payable	27,277	27,277
Derivative liabilities	27,183	27,183
Standby letters of credit	456	456

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,287

NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the derivative financial instruments utilized by Old National at December 31:

	2007			2006
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Derivatives
Receive fixed interest rate swaps	$216,735	$716	$(649)	$719,609	$—	$(20,430)
Forward mortgage loan contracts	12,935	—	(62)	16,266	43	—
Stand Alone Derivatives
Interest rate lock commitments	6,900	70	—	17,750	7	—
Forward mortgage loan contracts	6,702	—	(55)	17,682	22	—
Matched Customer Derivatives
Customer interest rate swaps	369,109	13,929	(118)	385,575	4,269	(1,866)
Counterparty interest rate swaps	369,109	118	(13,929)	385,575	1,866	(4,269)
Customer interest rate cap & collars	3,573	53	—	5,065	20	(11)
Counterparty interest rate cap & collars	3,573	—	(53)	5,065	11	(20)
Customer commodity swaps	558	—	(2,011)	218	587	—
Counterparty commodity swaps	558	2,011	—	218	—	(587)

Total	$989,752	$16,897	$(16,877)	$1,553,023	$6,825	$(27,183)

Old National utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
The notional amount of Old National’s mortgage derivatives represents the dollar amount of loans which are committed and the notional amount of the customer commodity swaps represents the per period units times the fixed commodity price.
Interest Rate Swaps Designated as Fair Value Hedges
Interest rate swaps with notional amounts totaling $216.7 million and $719.6 million as of December 31, 2007 and 2006, respectively, were designated as fair value hedges of changes in the benchmark interest rate of certain fixed-rate liabilities. The notional amount of these interest rate swaps decreased $502.9 million during 2007, primarily as a result of the Company’s termination of certain hedges related to subordinated debt, brokered certificates of deposit and retail certificates of deposit having notional amounts of $150.0 million, $133.1 million and $190.6 million, respectively. The basis adjustment associated with the remaining debt is amortized to the maturity date of the debt, and recorded in interest expense, with the exception of brokered certificates of deposit. Any basis adjustment associated with remaining brokered certificates of deposit is not amortized, but recorded in interest expense as the instrument pays down or matures. As of December 31, 2007, Old National paid the counterparty a weighted average variable rate of 5.07% and received a fixed rate of 4.71%. Derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Ineffectiveness related to these fair value hedges was not material for the years ended December 31, 2007, 2006 and 2005, and is reported in other income in the consolidated statement of income.
Mortgage Banking Derivatives
Commitments to fund certain mortgage loans (interest rate locks) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans.

Old National designates a portion of its forward commitments for the future delivery of residential mortgage loans as fair value hedges of the overall risk associated with the change in fair value of its warehouse loans awaiting sale to the secondary market. Any ineffectiveness associated with these instruments has been immaterial.
The portion of the Company’s forward commitments for the future delivery of residential mortgage loans that are not designated in hedge relationships pursuant to SFAS 133, as well as the Company’s interest rate lock commitments, are treated as stand-alone derivatives. The fair value of these mortgage-banking derivatives is estimated based on changes in mortgage interest rates from the date of the commitments and is reflected as a derivative asset or liability. Changes in the fair values of these mortgage-banking derivatives are included in net gain on sales of loans.
Customer Derivatives
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
During 2007, seventy-three financial centers were sold in a series of sale leaseback transactions to an unrelated party. Old National received cash proceeds of $176.3 million, net of selling costs. The properties sold had a carrying value of $65.3 million, resulting in a gain of $111.1 million. In 2007, $4.7 million of this gain was recognized, the remainder will be deferred and amortized over the term of the leases. The leases have terms of ten to twenty-four years, and Old National has the right, at its option, to extend the term of the leases for four additional successive terms of five years each, upon specified terms and conditions. Under the agreements signed in 2007, Old National is obligated to pay base rents for the properties in an aggregate annual amount of $14.0 million in the first year.
In addition, Old National sold an office building located in Evansville, Indiana to an unrelated party in a separate transaction. This transaction resulted in cash proceeds of $3.4 million, net of selling costs. The property had a carrying value of $3.7 million, resulting in a loss of $0.3 million. Old National agreed to lease back the building for a term of five years. Under the lease agreement, Old National is obligated to pay a base rent of $0.4 million per year.

Total rental expense was $14.5 million in 2007, $5.1 million in 2006 and $5.4 million in 2005. The following is a summary of future minimum lease commitments as of December 31, 2006:

(dollars in thousands)
2008	$27,986
2009	27,190
2010	26,681
2011	25,779
2012	25,015
Thereafter	320,840

Total	$453,491

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.195 billion and standby letters of credit of $114.1 million at December 31, 2007. At December 31, 2006, loan commitments were $1.165 billion, commercial letters of credit were $40 thousand and standby letters of credit were $121.7 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2007 and 2006, the balance of the allowance for unfunded loan commitments was $3.7 million and $4.8 million, respectively.
At December 31, 2007 and 2006, Old National had credit extensions of $55.6 million and $75.4 million, respectively with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2007 and 2006, the unsecured portion was $13.8 million and $20.9 million respectively.
NOTE 20 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract with the counterparties. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2007, the notional amount of standby letters of credit was $114.1 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.6 million.
NOTE 21 — REGULATORY RESTRICTIONS
RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31 were $51.1 million in 2007 and $46.3 million in 2006.
RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Regulatory approval will be needed for Old National’s affiliate bank to pay dividends in 2008.

CAPITAL ADEQUACY
Old National and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Old National and its bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require Old National and its bank subsidiary to maintain minimum amounts and ratios as set forth in the following table.
At December 31, 2007, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, the bank subsidiary must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table summarizes capital ratios for Old National and its bank subsidiary as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2007
Total capital to risk-weighted assets
Old National Bancorp	$731,407	13.34%	$438,642	8.00%	$	N/A	N/A	%
Old National Bank	753,813	13.98	431,481	8.00		539,351	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	581,251	10.60	219,321	4.00		N/A	N/A
Old National Bank	603,823	11.20	215,740	4.00		323,610	6.00
Tier 1 capital to average assets
Old National Bancorp	581,251	7.72	301,303	4.00		N/A	N/A
Old National Bank	603,823	8.10	223,630	3.00		372,717	5.00

2006
Total capital to risk-weighted assets
Old National Bancorp	$824,389	14.47%	$455,646	8.00%	$	N/A	N/A	%
Old National Bank	835,627	14.87	449,551	8.00		561,939	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	633,177	11.12	227,823	4.00		N/A	N/A
Old National Bank	645,357	11.48	224,776	4.00		337,163	6.00
Tier 1 capital to average assets
Old National Bancorp	633,177	8.01	316,295	4.00		N/A	N/A
Old National Bank	645,357	8.25	234,734	3.00		391,223	5.00

NOTE 22 — PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National Bancorp:
OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2007	2006
Assets
Deposits in affiliate bank	$56,016	$56,766
Investment in affiliates:
Banking subsidiaries	735,195	702,951
Non-banks	70,417	74,904
Other assets	80,816	65,003

Total assets	$942,444	$899,624

Liabilities and Shareholders’ Equity
Other liabilities	$33,435	$1,805
Other borrowings	256,128	255,450
Shareholders’ equity	652,881	642,369

Total liabilities and shareholders’ equity	$942,444	$899,624

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Income
Dividends from affiliates	$153,000	$90,200	$87,750
Other income	2,685	3,441	(10,646)
Other income from affiliates	29,796	31,731	31,727

Total income	185,481	125,372	108,831

Expense
Interest on borrowings	18,025	16,239	16,519
Other expenses	37,608	33,438	34,454

Total expense	55,633	49,677	50,973

Income before income taxes and equity in undistributed earnings of affiliates	129,848	75,695	57,858
Income tax benefit	(10,486)	(7,849)	(3,033)

Income before equity in undistributed earnings of affiliates	140,334	83,544	60,891
Equity in undistributed earnings of affiliates	(65,444)	(4,171)	2,873

Net Income	$74,890	$79,373	$63,764

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash Flows From Operating Activities
Net income	$74,890	$79,373	$63,764

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	113	206	334
Stock option expense	298	729	—
Restricted stock expense (benefit)	1,292	(17)	—
(Gain) loss on derivatives	—	(197)	3,436
Net (gains) losses on sales and write-downs of premises and equipment	311	59	(12)
(Increase) decrease in other assets	(9,296)	6,551	26,892
(Decrease) increase in other liabilities	15,740	(8,123)	(11,637)
Equity in undistributed earnings of affiliates	65,444	4,171	(2,873)

Total adjustments	73,902	3,379	16,140

Net cash flows provided by operating activities	148,792	82,752	79,904

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	469	—	—
Purchases and adjustments to purchase prices of subsidiaries	(78,109)	(75)	—
Proceeds from sales of investment securities available-for-sale	—	846	33,463
Net payments from (advances to) affiliates	—	57,349	(2,828)
Proceeds from sales of premises and equipment	4	—	12
Purchases of premises and equipment	(253)	(171)	(110)

Net cash flows provided by investing activities	(77,889)	57,949	30,537

Cash Flows From Financing Activities
Payments for maturities on other borrowings	(10,000)	—	(50,000)
Proceeds from issuance of other borrowings	—	—	50,000
Cash dividends paid	(57,782)	(55,574)	(51,690)
Common stock repurchased	(4,102)	(29,427)	(63,902)
Common stock reissued under stock option, restricted stock and stock purchase plans	231	761	5,193

Net cash flows (used in) financing activities	(71,653)	(84,240)	(110,399)

Net increase in cash and cash equivalents	(750)	56,461	42
Cash and cash equivalents at beginning of period	56,766	305	263

Cash and cash equivalents at end of period	$56,016	$56,766	$305

NOTE 23 — SEGMENT INFORMATION
Old National operates in two operating segments: community banking and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking clients. Other is comprised of the parent company and several smaller business units including insurance, wealth management and brokerage. It includes unallocated corporate overhead and intersegment revenue and expense eliminations.
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
Summarized financial information concerning segments is shown in the following table for the years ended December 31.
SEGMENT INFORMATION

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
2007
Net interest income	$234,637	$(12,784)	$(2,662)	$219,191
Provision for loan losses	3,492	626	—	4,118
Noninterest income	80,328	5,815	68,995	155,138
Noninterest expense	207,006	4,518	66,474	277,998
Income (loss) before income taxes	104,467	(12,113)	(141)	92,213
Income tax expense (benefit)	25,543	(8,176)	(44)	17,323
Segment profit (loss)	78,924	(3,937)	(97)	74,890
Total assets	4,968,665	2,756,899	120,562	7,846,126

2006
Net interest income	$233,577	$(15,474)	$(5,386)	$212,717
Provision for loan losses	7,639	(639)	—	7,000
Noninterest income	70,084	11,428	72,408	153,920
Noninterest expense	198,817	2,610	63,263	264,690
Income (loss) before income taxes	97,205	(6,017)	3,759	94,947
Income tax expense (benefit)	22,949	(8,528)	1,153	15,574
Segment profit (loss)	74,256	2,511	2,606	79,373
Total assets	4,932,483	3,089,101	127,931	8,149,515

2005
Net interest income	$257,898	$(24,777)	$(13,969)	$219,152
Provision for loan losses	23,212	(112)	—	23,100
Noninterest income	73,648	6,031	81,923	161,602
Noninterest expense	196,983	4,644	62,184	263,811
Income (loss) before income taxes and discontinued operations	111,351	(23,278)	5,770	93,843
Income tax expense (benefit)	30,035	(16,596)	1,815	15,254
Loss from discontinued operations, net of income tax expense	—	—	(14,825)	(14,825)
Segment profit (loss)	81,316	(6,682)	(10,870)	63,764
Total assets	5,199,243	3,074,379	218,400	8,492,022

NOTE 24 — INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2007 and 2006.
INTERIM FINANCIAL DATA

(unaudited, dollars	Quarters Ended 2007				Quarters Ended 2006
and shares in thousands,	December	September	June	March	December	September	June	March
except per share data)	31	30	30	31	31	30	30	31
Interest income	$111,190	$115,948	$117,918	$116,312	$114,402	$114,001	$113,711	$109,599
Interest expense	53,360	60,730	63,577	64,510	62,730	61,693	59,313	55,260

Net interest income	57,830	55,218	54,341	51,802	51,672	52,308	54,398	54,339
Provision for loan losses	1,673	—	—	2,445	—	—	3,500	3,500
Noninterest income	44,071	37,571	38,739	34,757	37,681	36,563	36,807	42,869
Noninterest expense	71,036	65,495	68,434	73,033	69,641	62,872	63,690	68,487

Income before income taxes	29,192	27,294	24,646	11,081	19,712	25,999	24,015	25,221
Income tax expense	7,207	4,730	5,095	291	2,209	4,985	3,828	4,552

Net income	$21,985	$22,564	$19,551	$10,790	$17,503	$21,014	$20,187	$20,669

Net income per share :
Basic	$0.33	$0.35	$0.30	$0.16	$0.27	$0.32	$0.30	$0.31
Diluted	0.34	0.34	0.30	0.16	0.27	0.32	0.30	0.31

Average shares
Basic	65,607	65,601	65,723	65,806	65,797	65,823	66,283	67,016
Diluted	65,707	65,658	65,804	65,863	65,868	65,853	66,353	67,317

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007. The applicable information appearing in the Proxy Statement for the 2008 annual meeting is incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007. The applicable information appearing in our Proxy Statement for the 2008 annual meeting is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007. The applicable information appearing in the Proxy Statement for the 2008 annual meeting is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007. The applicable information appearing in the Proxy Statement for the 2008 annual meeting is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2007. The applicable information appearing in the Proxy Statement for the 2008 annual meeting is incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Income—Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity—Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number
3 (i)	Articles of Incorporation of Old National, amended May 22, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2007).

3 (ii)	By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007).

4	Instruments defining rights of security holders, including indentures

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

Exhibit
Number
4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10	Material contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

(j)	Severance Agreement, between Old National and Robert G. Jones (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(k)	Form of Severance Agreement for Michael R. Hinton, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

Exhibit
Number
(l)	Release and Separation agreement between Old National and Michael R. Hinton (incorporated by reference to Exhibit 10.12 of Old National’s Report on Form 10-Q for the quarter ended June 30, 2006).*

(m)	Form of Change of Control Agreement for Robert G. Jones, Annette W. Hudgions, Daryl D. Moore and Christopher A. Wolking, as amended (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005).*

(n)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

(o)	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(p)	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(q)	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*

(r)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(s)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

(t)	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(u)	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(v)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(w)	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(x)	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(y)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

Exhibit
Number
(z)	Purchase and Sale Agreement dated December 20, 2006, between Old National Bancorp, Old National Bank, Old National Realty Company, Inc., ONB One Main Landlord, LLC, ONB 123 Main Landlord, LLC, and ONB 4th Street Landlord, LLC (incorporated by reference to Exhibit 10(z) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(aa)	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(ab)	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(ac)	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(ad)	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006).

(ae)	Purchase and Sale Agreement dated September 19, 2007, by and among Old National Bank, ONB Insurance Group, Inc., ONB CTL Portfolio Landlord #1, LLC, ONB CTL Portfolio Landlord #2, LLC, ONB CTL Portfolio Landlord #3, LLC, ONB CTL Portfolio Landlord #4, LLC and ONB CTL Portfolio Landlord #5, LLC (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(af)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ag)	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ah)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ai)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(aj)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ak)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

Exhibit
Number
(al)	Purchase and Sale Agreement dated October 19, 2007, by and among Old National Bank, American National Trust and Investment Management Company, ONB Traditional Portfolio Landlord, LLC, ONB Site 3 Landlord, LLC, ONB Site Landlord 4, LLC, ONB Site Landlord 6, LLC, ONB Site Landlord 14, LLC, ONB Site Landlord 15, LLC, ONB Site Landlord 17, LLC, ONB Site Landlord 19, LLC, ONB Site Landlord 20, LLC, ONB Site Landlord 25, LLC, ONB Site Landlord 26, LLC, ONB Site Landlord 27, LLC, ONB Site Landlord 29, LLC, ONB Site Landlord 33, LLC, ONB Site Landlord 35, LLC, ONB Site Landlord 36, LLC, ONB Site Landlord 37, LLC, ONB Site Landlord 41, LLC, ONB Site Landlord 43, LLC, ONB Site Landlord 44, LLC, ONB Site Landlord 45, LLC, ONB Site Landlord 47, LLC, ONB Site Landlord 48, LLC and ONB Site Landlord 57, LLC (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(am)	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(an)	Purchase and Sale Agreement dated December 27, 2007, by and among Old National Bank, ONB Traditional Portfolio Landlord, LLC, ONB Site 1 Landlord, LLC, ONB Site 8 Landlord, LLC, ONB Site 9 Landlord, LLC, ONB Site 38 Landlord, LLC, and ONB Site 42 Landlord, LLC (as incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(ao)	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(ap)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(aq)	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ar)	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

21	Subsidiaries of Old National Bancorp

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones Robert G. Jones,	Date: February 27, 2008
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2008, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Joseph D. Barnette, Jr. Joseph D. Barnette, Jr., Director

By:	/s/ Alan W. Braun Alan W. Braun, Director

By:	/s/ Larry E. Dunigan Larry E. Dunigan,
Chairman of the Board of Directors

By:	/s/ Arthur H. McElwee Jr. Arthur H. McElwee Jr., Director

By:	/s/ Niel C. Ellerbrook Niel C. Ellerbrook, Director

By:	/s/ Andrew E. Goebel Andrew E. Goebel, Director

By:	/s/ Phelps L. Lambert Phelps L. Lambert, Director

By:	/s/ Robert G. Jones Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marjorie Z. Soyugenc Marjorie Z. Soyugenc, Director

By:	/s/ Kelly N. Stanley Kelly N. Stanley, Director

By:	/s/ Charles D. Storms Charles D. Storms, Director

By:	/s/ Christopher A. Wolking Christopher A. Wolking
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Joan M. Kissel Joan M. Kissel
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

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