Form 10-Q
period 2008-03-31
OLD NATIONAL BANCORP /IN/
filed 2008-05-05
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,202,000 shares outstanding at April 30, 2008.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$228,734	$255,192	$177,585
Federal funds sold and resell agreements	—	—	330,000
Money market investments	72,843	8,480	30,105

Total cash and cash equivalents	301,577	263,672	537,690
Investment securities — available-for-sale, at fair value U.S. Government-sponsored entities and agencies	469,311	688,947	582,901
Mortgage-backed securities	1,012,127	940,967	1,029,772
States and political subdivisions	294,310	294,884	267,030
Other securities	210,567	215,843	196,458

Investment securities — available-for-sale	1,986,315	2,140,641	2,076,161
Investment securities — held-to-maturity, at amortized cost (fair value $120,067, $124,504 and $149,184 respectively)	119,380	126,769	153,232
Federal Home Loan Bank stock, at cost	41,090	41,090	41,170
Residential loans held for sale, at fair value	10,155	13,000	18,976
Loans:
Commercial	1,740,278	1,694,736	1,667,194
Commercial real estate	1,235,302	1,270,408	1,454,150
Residential real estate	528,534	533,448	560,780
Consumer credit, net of unearned income	1,176,708	1,187,764	1,199,108

Total loans	4,680,822	4,686,356	4,881,232
Allowance for loan losses	(72,250)	(56,463)	(71,330)

Net loans	4,608,572	4,629,893	4,809,902

Premises and equipment, net	45,775	48,652	54,123
Accrued interest receivable	44,489	50,277	49,908
Goodwill	159,198	159,198	159,850
Other intangible assets	31,102	31,778	34,533
Company-owned life insurance	216,917	214,486	209,091
Assets held for sale	2,996	3,969	70,322
Other assets	155,900	122,701	116,686

Total assets	$7,723,466	$7,846,126	$8,331,644

Liabilities
Deposits:
Noninterest-bearing demand	$861,114	$855,449	$859,402
Interest-bearing:
NOW	1,312,216	1,410,667	1,635,796
Savings	923,367	774,054	581,675
Money market	517,776	562,127	851,049
Time (including $41,429, $0 and $0, respectively, at fair value)	1,732,012	2,061,086	2,681,814

Total deposits	5,346,485	5,663,383	6,609,736
Short-term borrowings	640,503	638,247	380,966
Other borrowings	834,888	656,722	592,473
Accrued expenses and other liabilities	226,197	234,893	107,798

Total liabilities	7,048,073	7,193,245	7,690,973

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,202, 66,205 and 66,416 shares issued and outstanding, respectively	66,202	66,205	66,416
Capital surplus	564,397	563,675	565,827
Retained earnings	53,563	34,346	28,699
Accumulated other comprehensive loss, net of tax	(8,769)	(11,345)	(20,271)

Total shareholders’ equity	675,393	652,881	640,671

Total liabilities and shareholders’ equity	$7,723,466	$7,846,126	$8,331,644

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2008	2007
Interest Income
Loans including fees:
Taxable	$71,128	$79,663
Nontaxable	5,461	5,252
Investment securities, available-for-sale:
Taxable	22,562	23,122
Nontaxable	3,221	3,103
Investment securities, held-to-maturity, taxable	1,430	1,831
Money market investments	332	3,341

Total interest income	104,134	116,312

Interest Expense
Deposits	29,736	50,321
Short-term borrowings	3,929	3,796
Other borrowings	10,679	10,393

Total interest expense	44,344	64,510

Net interest income	59,790	51,802
Provision for loan losses	21,905	2,445

Net interest income after provision for loan losses	37,885	49,357

Noninterest Income
Wealth management fees	4,569	4,892
Service charges on deposit accounts	10,238	10,233
ATM fees	4,034	3,176
Mortgage banking revenue	1,233	956
Insurance premiums and commissions	12,069	10,639
Investment product fees	2,718	2,856
Company-owned life insurance	2,760	2,379
Net securities gains (losses)	4,519	(2,667)
Gain (loss) on derivatives	(616)	14
Gain on sale leaseback	1,565	87
Other income	3,787	2,192

Total noninterest income	46,876	34,757

Noninterest Expense
Salaries and employee benefits	42,328	41,348
Occupancy	9,645	6,360
Equipment	2,568	3,056
Marketing	2,044	2,349
Data processing	4,622	5,054
Communication	2,311	2,383
Professional fees	1,658	1,956
Loan expense	1,251	1,187
Supplies	884	1,027
Loss on extinguishment of debt	207	1,234
Impairment of long-lived assets	—	1,163
Other expense	3,418	5,916

Total noninterest expense	70,936	73,033

Income before income taxes	13,825	11,081
Income tax expense (benefit)	(5,515)	291

Net income	$19,340	$10,790

Net income per common share
Basic net income per share	$0.29	$0.16
Diluted net income per share	0.29	0.16

Weighted average number of common shares outstanding
Basic	65,623	65,806
Diluted	65,754	65,863

Dividends per common share (1)	$—	$0.22

(1)	A $0.23 cash dividend was paid in the first quarter of 2008. However, the first quarter dividend was declared in December 2007 and is included in fourth quarter 2007 results.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369
Comprehensive income
Net income	—	—	—	10,790	—	10,790	$10,790
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	4,735	4,735	4,735
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	107	107	107

Total comprehensive income							$15,632
Adjustment to apply FIN No. 48	—	—	—	(3,368)	—	(3,368)
Adjustment to apply EITF No. 06-5				(118)		(118)
Cash dividends	—	—	—	(14,478)	—	(14,478)
Stock repurchased	(8)	(8)	(142)	—	—	(150)
Stock based compensation expense	—	—	232	—	—	232
Stock issued (forfeited) under restricted stock and stock compensation plans	(79)	(79)	79	—	—	—
Stock options issued in acquisition			552			552

Balance, March 31, 2007	66,416	$66,416	$565,827	$28,699	$(20,271)	$640,671

Balance, December 31, 2007	66,205	$66,205	$563,675	$34,346	$(11,345)	$652,881

Comprehensive income
Net income	—	—	—	19,340	—	19,340	$19,340
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	2,438	2,438	2,438
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	43	43	43
Reclassification adjustment on defined benefit pension plans, net of tax	—	—	—	—	95	95	95

Total comprehensive income							$21,916
Other adjustments	—	—	47	(123)	—	(76)
Stock repurchased	(13)	(13)	(213)	—	—	(226)
Exercise of stock options, including tax benefits	1	1	23	—	—	24
Stock based compensation expense	—	—	874	—	—	874
Stock issued (forfeited) under restricted stock and stock compensation plans	9	9	(9)	—	—	—

Balance, March 31, 2008	66,202	$66,202	$564,397	$53,563	$(8,769)	$675,393

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$19,340	$10,790

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,493	2,687
Amortization of other intangible assets and goodwill impairment	876	743
Net discount accretion on investment securities	(443)	(597)
Restricted stock expense	765	165
Stock option expense	109	66
Provision for loan losses	21,905	2,445
Net securities (gains) losses	(4,519)	2,667
Gain on sale leaseback	(1,565)	(87)
(Gain) loss on derivatives	616	(14)
Net (gains) losses on sales and write-downs of loans and other assets	(780)	711
Loss on retirement of debt	207	1,234
Increase in cash surrender value of company owned life insurance	(2,431)	(2,221)
Residential real estate loans originated for sale	(43,908)	(70,885)
Proceeds from sale of residential real estate loans	47,523	69,374
Decrease in interest receivable	5,788	5,659
(Increase) decrease in other assets	(31,506)	8,510
Increase (decrease) in accrued expenses and other liabilities	4,142	(27,269)

Total adjustments	(1,728)	(6,812)

Net cash flows provided by operating activities	17,612	3,978

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	17,429
Purchase of subsidiaries	—	(78,109)
Purchases of investment securities available-for-sale	(417,852)	(268,730)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	480,824	306,612
Proceeds from sales of investment securities available-for-sale	100,177	145,470
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	7,201	8,645
Proceeds from redemption of FHLB stock	—	758
Proceeds from sale of loans	2,251	3,876
Net principal collected from (loans made to) customers	(2,780)	139,290
Proceeds from sale of premises and equipment and other assets	4,104	328
Proceeds from sale leaseback of real estate	4,542	—
Purchase of premises and equipment	(2,519)	(2,568)

Net cash flows provided by investing activities	175,948	273,001

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	5,666	(57,767)
Savings, NOW and money market deposits	6,510	(4,042)
Time deposits	(329,642)	(11,936)
Short-term borrowings	2,256	39,736
Payments for maturities on other borrowings	(50,077)	(1,072)
Proceeds from issuance of other borrowings	225,000	—
Payments related to retirement of debt	—	(187,485)
Cash dividends paid	(15,166)	(14,478)
Common stock repurchased	(226)	(150)
Proceeds from exercise of stock options, including tax benefit	24	—

Net cash flows used in financing activities	(155,655)	(237,194)

Net increase in cash and cash equivalents	37,905	39,785
Cash and cash equivalents at beginning of period	263,672	497,905

Cash and cash equivalents at end of period	$301,577	$537,690

Total interest paid	$44,719	$62,153
Total taxes paid (net of refunds)	$5,250	$5,633
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March
31, 2008 and 2007, and December 31, 2007, and the results of its operations for the three months ended March 31, 2008 and 2007. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2007.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2008 presentation. Such reclassifications had no effect on net income.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
SFAS No. 157 – In September 2006, the FASB issued Statement No. 157 – Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 became effective for the Company on January 1, 2008. See note 19 to the consolidated financial statements for additional information.
FSP SFAS No. 157-2 – In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009 for items within the scope of the staff position. The Company is currently evaluating the impact of FSP SFAS No. 157-2 on the consolidated financial statements.
SFAS No. 159 – In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. On January 1, 2008, the date this pronouncement became effective for the Company, Old National elected the fair value option on newly originated residential mortgage loans held for sale and certain retail certificates of deposit on a prospective basis. See note 19 to the consolidated financial statements for additional information.

SFAS No. 141(R) –In December 2007, the FASB issued Statement No. 141(R) – Business Combinations. This statement replaces FASB Statement No. 141 – Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the consolidated financial statements.
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
SFAS No. 161 – In March 2008, the FASB issued Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. FASB No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.
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
EITF 06-4 – In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. EITF 06-4 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.
EITF 06-10 – In March 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This Issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106 – Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 — ACQUISITION
On February 1, 2007, Old National acquired St. Joseph Capital Corporation (''St. Joseph’’), a banking franchise headquartered in Mishawaka, Indiana, for $78.1 million, including acquisition costs. Pursuant to the merger agreement, the shareholders of St. Joseph received $40.00 in cash for each share of St. Joseph stock in an all-cash transaction. Goodwill of $46.5 million was recorded on the date of acquisition and subsequently adjusted to $45.8 million, of which none is deductible for tax purposes. In addition, intangible assets totaling $14.5 million related to core deposits and customer relationships were recorded and are being amortized over 10 to 11 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, unaudited financial statements of St. Joseph showed assets of $452.9 million, which included $336.6 million of loans and $78.6 million of securities, $357.3 million of deposits and year-to-date net interest income and other income of $0.8 million and net loss of $3.3 million.
NOTE 4 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. At March 31, 2008 and 2007, stock options to purchase approximately 5.7 million and 6.1 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.
The following table reconciles basic and diluted net income per share for the three months ended March 31:

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	March 31, 2008			March 31, 2007
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from operations	$19,340	65,623	$0.29	$10,790	65,806	$0.16

Effect of dilutive securities:
Restricted stock		106			27
Stock options		25			30

Diluted Net Income Per Share
Income from operations and assumed conversions	$19,340	65,754	$0.29	$10,790	65,863	$0.16

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Following is a summary of other comprehensive income for the three months ended March 31, 2008 and 2007:

(dollars in thousands)	2008	2007
Net income	$19,340	$10,790
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	8,344	5,268
Reclassification adjustment for securities (gains) losses realized in income	(4,519)	2,667
Income tax effect	(1,387)	(3,200)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	—
Reclassification adjustment on cash flow hedges	71	176
Income tax effect	(28)	(69)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	158	—
Income tax effect	(63)	—

Total other comprehensive income	2,576	4,842

Comprehensive income	$21,916	$15,632

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2008 and 2007:

		Unrecognized	Defined	Accumulated
	Unrealized	gain (loss) on	benefit	other
	gains (losses)	cash flow	pension	comprehensive
(dollars in thousands)	on securities	hedges	plans	income
Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)
Other comprehensive income	2,438	43	95	2,576

Balance at March 31, 2008	$(1,266)	$(612)	$(6,891)	$(8,769)

Balance at December 31, 2006	$(16,286)	$(998)	$(7,829)	$(25,113)
Other comprehensive income	4,735	107	—	4,842

Balance at March 31, 2007	$(11,551)	$(891)	$(7,829)	$(20,271)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2008 and December 31, 2007 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2008
Available-for-sale
U.S. Government-sponsored entities and agencies	$456,317	$12,994	$—	$469,311
Mortgage-backed securities	1,029,654	5,506	(23,033)	1,012,127
States and political subdivisions	283,599	10,979	(268)	294,310
Other securities	219,649	2,456	(11,538)	210,567

Total available-for-sale securities	$1,989,219	$31,935	$(34,839)	$1,986,315

Held-to-maturity
Mortgage-backed securities	$103,504	$474	$—	$103,978
Other securities	15,876	213	—	16,089

Total held-to-maturity securities	$119,380	$687	$—	$120,067

December 31, 2007
Available-for-sale
U.S. Government-sponsored entities and agencies	$678,545	$10,757	$(355)	$688,947
Mortgage-backed securities	963,039	1,838	(23,910)	940,967
States and political subdivisions	286,898	8,404	(418)	294,884
Other securities	218,888	1,007	(4,052)	215,843

Total available-for-sale securities	$2,147,370	$22,006	$(28,735)	$2,140,641

Held-to-maturity
Mortgage-backed securities	$107,830	$—	$(2,237)	$105,593
Other securities	18,939	—	(28)	18,911

Total held-to-maturity securities	$126,769	$—	$(2,265)	$124,504

For the three months ended March 31, 2008 and 2007, proceeds from the sales of investment securities available-for-sale were $100.2 million and $145.5 million, respectively. For the three months ended March 31, 2008, realized gains were $4.6 million and losses were $0.1 million. Included in the $4.6 million of gains were $3.4 million of gains related to securities that were called by the issuers. For the three months ended March 31, 2007, realized gains were $0.2 million and losses were $2.9 million.
At March 31, 2008, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and recent market events. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored entities and agencies and credit quality concerns surrounding the recovery of the full principal balance. At March 31, 2008, approximately 74% of the mortgage-backed securities held by Old National were issued by U.S. government-sponsored entities and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2008.
The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in value is attributable to temporary illiquidity in that market and not credit quality. Due to the illiquidity in that market, it is unlikely that the Company would be able to recover its investment in the pooled trust preferred securities if the Company sold the securities at this time. Because the Company has the intent and ability to hold these securities until a recovery of fair value, which may be at maturity, it does not consider the investment in the pooled trust preferred securities to be other-than-temporary impairment at March 31, 2008.

NOTE 7 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. Prior to this, these residential loans had been recorded at the lower of cost or market value. At March 31, 2008 and December 31, 2007, Old National had residential loans held for sale of $10.2 million and $13.0 million, respectively.
During the first quarter of 2008, $2.2 million of commercial loans were reclassified to loans held for sale and sold, with no write-down on the loans transferred. During the first quarter of 2007, $3.8 million of commercial real estate loans were transferred to loans held for sale and sold, with no write-down on the loans transferred.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Balance, January 1	$56,463	$67,790
Additions:
Provision charged to expense	21,905	2,445
Allowance of acquired bank	—	5,699
Deductions:
Loans charged-off	8,689	7,704
Recoveries	(2,571)	(3,100)

Net charge-offs	6,118	4,604

Balance, March 31	$72,250	$71,330

Individually impaired loans were as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Impaired loans without an allowance for loan losses allocation	$12,578	$11,278
Impaired loans with an allowance for loan losses allocation	47,339	19,027

Total impaired loans	$59,917	$30,305

Allowance for loan losses allocated to impaired loans	$23,832	$5,904

For the three months ended March 31, 2008 and 2007, the average balance of impaired loans was $45.1 million and $42.1 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Nonaccrual loans	$70,223	$40,816
Renegotiated loans	—	—

Total nonperforming loans	$70,223	$40,816

Past due loans (90 days or more and still accruing)	$1,547	$1,511

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Included in nonaccrual loans at March 31, 2008, is $23.0 million related to the misconduct of a former loan officer.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2008 and 2007:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2008	$119,325	$39,873	$159,198
Adjustments to goodwill	—	—	—

Balance, March 31, 2008	$119,325	$39,873	$159,198

Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	46,500	—	46,500

Balance, March 31, 2007	$119,977	$39,873	$159,850

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2007 and determined that no impairment existed as of this date. Old National recorded $46.5 million of goodwill in the first quarter of 2007 associated with the acquisition of St. Joseph Capital Corporation.
The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2008 and December 31, 2007 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
March 31, 2008
Amortized intangible assets:
Core deposit	$15,623	$(6,230)	$9,393
Customer business relationships	25,753	(7,989)	17,764
Customer loan relationships	4,413	(468)	3,945

Total intangible assets	$45,789	$(14,687)	$31,102

December 31, 2007
Amortized intangible assets:
Core deposit	$15,623	$(5,897)	$9,726
Customer business relationships	25,553	(7,546)	18,007
Customer loan relationships	4,413	(368)	4,045

Total intangible assets	$45,589	$(13,811)	$31,778

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense associated with other intangible assets for the three months ended March 31 was $0.9 million in 2008 and $0.7 million in 2007.

Estimated amortization expense for the future years is as follows:

(dollars in thousands)
2008 remaining	$2,605
2009	3,319
2010	3,134
2011	2,988
2012	2,811
Thereafter	16,245

Total	$31,102

NOTE 10 – ASSETS HELD FOR SALE
Assets held for sale are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Assets held for sale:
Land	$895	$21,637
Building and improvements	5,862	101,284

Total	6,757	122,921
Accumulated depreciation	(3,761)	(52,599)

Assets held for sale — net	$2,996	$70,322

Included in assets held for sale at March 31, 2008 are five financial centers which are pending sale. Old National plans to continue occupying these properties under long-term lease arrangements. See note 16 to the consolidated financial statements for additional information on Old National’s long-term lease arrangements.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2008, and December 31, 2007:

	March 31,	December 31,
(dollars in thousands)	2008	2007
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rate 3.50%) maturing June 2008	$100,000	$100,000
Senior unsecured note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 5.75%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(1,227)	(1,872)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	74,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing July 2008 to January 2023	324,301	124,369
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	—	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,418	4,427
SFAS 133 fair value hedge and other basis adjustments	396	(2,202)

Total other borrowings	$834,888	$656,722

Contractual maturities of other borrowings at March 31, 2008, were as follows:

(dollars in thousands)
Due in 2008	$101,028
Due in 2009	2,040
Due in 2010	124,043
Due in 2011	250,046
Due in 2012	150,688
Thereafter	207,874
SFAS 133 fair value hedge and other basis adjustments	(831)

Total	$834,888

LINE OF CREDIT
Subsequent to the end of the first quarter of 2008, Old National entered into a $100 million revolving credit facility at the parent company level. Three unrelated financial institutions serve as lenders for the facility. The facility has an interest rate of LIBOR plus 1.00% and a maturity of 364 days. The proceeds will be used primarily to retire debt.
FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.76% and 5.19% at March 31, 2008, and December 31, 2007, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.

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
CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a financial center in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National’s current incremental borrowing rate for similar types of borrowing arrangements.

At March 31, 2008, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2008 remaining	$278
2009	390
2010	390
2011	390
2012	390
Thereafter	11,704

Total minimum lease payments	13,542
Less amounts representing interest	9,124

Present value of net minimum lease payments	$4,418

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
Old National contributed $0.6 million to cover benefit payments from the Restoration Plan during the first three months of 2008. Old National expects to contribute an additional $0.2 million to cover benefit payments from the Restoration Plan during the remainder of 2008.
The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Interest cost	$536	$593
Expected return on plan assets	(792)	(822)
Recognized actuarial loss	158	219
Settlement	—	300

Net periodic benefit cost	$(98)	$290

NOTE 13 — STOCK-BASED COMPENSATION
Under the 1999 Equity Incentive Plan, Old National is authorized to grant up to 7.6 million shares of common stock. At March 31, 2008, 6.6 million shares were outstanding under the plan, including 6.0 million stock options and 0.6 million shares of restricted stock, 0.5 million shares have been exercised or released, and 0.5 million shares were available for issuance.
Stock Options
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first three months of 2008 as compared to $0.1 million for the first three months of 2007.

The Company granted 278 thousand stock options during the first quarter of 2008. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $0.3 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 15.8%; a risk free interest rate of 3.03%; an expected option term of six years; a 5.33% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Restricted Stock
Old National recorded expense of $0.5 million, net of tax benefit, during the first three months of 2008, compared to expense of $0.1 million during the first three months of 2007 related to the vesting of restricted share awards. Included in the first three months of 2007 is the reversal of $0.7 million of expense associated with certain performance-based restricted stock grants.
The Company granted 136 thousand shares of performance based restricted stock awards to certain key officers during 2008, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 43 thousand time-based restricted stock awards to certain key officers during 2008, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2008, unrecognized compensation expense was estimated to be $6.4 million for unvested restricted share awards.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Provision at statutory rate of 35%	$4,839	$3,878
Tax-exempt income	(3,773)	(3,516)
Reversal of portion of unrecognized tax benefits	(6,611)	—
State income taxes	4	—
Other, net	26	(71)

Income tax expense (benefit)	$(5,515)	$291

Effective tax rate	(39.9)%	2.6%

For the three months ended March 31, 2008, the effective tax rate was lower than for the three months ended March 31, 2007. The lower effective tax rate was primarily a result of a decrease in the unrecognized tax benefit liability.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. In the first quarter, the Company reversed $6.6 million related to uncertain tax positions accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The positive $6.6 million income tax reversal primarily relates to a recent U.S. Tax Court decision. The opinion issued by the Court confirmed that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company also has been informed by the Internal Revenue Service that they will not audit tax year 2005 as they previously indicated. As a result of these items, the Company reversed a total of $6.6 million from its unrecognized tax benefit liability which includes $0.5 million of interest.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2008
Balance at January 1	$11,554
Additions based on tax positions related to the current year	29
Reductions of tax positions of prior years	(4,735)
Settlements	(1,360)

Balance at March 31	$5,488

Approximately $1.7 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
Old National designates its derivatives based upon criteria established by SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
The following table summarizes the derivative financial instruments utilized by Old National:

	March 31, 2008			December 31, 2007
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Fair Value Hedges
Receive fixed interest rate swaps	$176,813	$3,224	$—	$216,735	$716	$(649)
Forward mortgage loan contracts	—	—	—	12,935	—	(62)
Stand Alone Derivatives
Receive fixed interest rate swaps	41,080	79	—	—	—	—
Interest rate lock commitments	20,689	114	—	6,900	70	—
Forward mortgage loan contracts	30,001	—	(232)	6,702	—	(55)
Matched Customer Hedges
Customer interest rate swaps	383,100	24,735	—	369,109	13,929	(118)
Counterparty interest rate swaps	383,100	—	(24,934)	369,109	118	(13,929)
Customer interest rate cap & collars	5,454	131	—	3,573	53	—
Counterparty interest rate cap & collars	5,454	—	(133)	3,573	—	(53)
Customer commodity swaps	558	—	(1,902)	558	—	(2,011)
Counterparty commodity swaps	558	1,902	—	558	2,011	—

Total	$1,046,807	$30,185	$(27,201)	$989,752	$16,897	$(16,877)

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
Interest Rate Swaps
Interest rate swaps with notional amounts totaling $176.8 million and $216.7 million as of March 31, 2008 and December 31, 2007, respectively, were designated as fair value hedges of changes in the benchmark interest rate of certain fixed-rate liabilities. As of March 31, 2008, Old National paid the counterparty a weighted average variable rate of 3.39% and received a fixed rate of 4.78%. Derivative gains and losses from these fair value hedges are recognized in earnings currently along with the change in fair value of the hedged item attributable to the risk being hedged. Ineffectiveness related to these fair value hedges was not material for the periods ended March 31, 2008 and 2007, and is reported in other income in the consolidated statement of income.

A portion of Old National’s interest rate swaps are not designated as fair value hedges and are treated as stand-alone derivatives. The fair value of the interest rate swaps is reflected as a derivative asset or liability with changes in the fair values included in other income.
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
These interest rate lock commitments and forward commitments for the future delivery of mortgage loans are considered stand alone derivatives and are recorded at fair value. The fair value of these instruments fluctuates based on changes in interest rates over time. The fair value adjustment is recorded as a derivative asset or liability with the change recorded in net gain on sale of loans.
As of January 1, 2008, the Company no longer designates any portion of its forward commitments as fair value hedges.
Customer Derivatives
Old National enters into various derivative contracts with its clients, which include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Old National offsets nearly all of the exposure associated with these derivatives by entering into offsetting third-party contract with reputable counterparties with matching terms, which are offset through earnings. Contracts are carried at fair value with changes recorded as a component of other noninterest income. Old National assumes no interest rate risk associated with these contracts and a minimal amount of credit risk.
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

In addition, Old National sold an office building located in Evansville, Indiana to an unrelated party in a separate transaction during 2007. This transaction resulted in cash proceeds of $3.4 million, net of selling costs. The property had a carrying value of $3.7 million, resulting in a loss of $0.3 million. Old National agreed to lease back the building for a term of five years. Under the lease agreement, Old National is obligated to pay a base rent of $0.4 million per year.
During March 2008, Old National sold four financial centers in a series of sale leaseback transactions to unrelated parties. Old National received cash proceeds of $2.8 million, net of selling costs. The properties sold had a carrying value of $0.9 million. The $1.9 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen to twenty years. Under the lease agreements, Old National is obligated to pay a base rent of $0.4 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.168 billion and standby letters of credit of $109.0 million at March 31, 2008. At March 31, 2008, approximately $1.093 billion of the loan commitments had variable rates and $75 million had fixed rates, with the fixed interest rates ranging from 2.75% to 21.0%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2008 and December 31, 2007, the balance of the allowance for unfunded loan commitments was $3.0 million and $3.7 million, respectively.
At March 31, 2008 and December 31, 2007, Old National had credit extensions of $50.1 million and $55.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2008 and December 31, 2007, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $32.7 million and $41.8 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2008, the notional amount of standby letters of credit was $109.0 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.
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
Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended March 31, 2008
Net interest income	$63,240	$(3,029)	$(421)	$59,790
Provision for loan losses	21,886	19	—	21,905
Noninterest income	19,101	6,643	21,132	46,876
Noninterest expense	51,915	1,335	17,686	70,936
Income before income taxes	8,540	2,260	3,025	13,825
Income tax benefit	(3,537)	(1,944)	(34)	(5,515)
Segment profit	12,077	4,204	3,059	19,340
Total assets	4,935,482	2,670,811	117,173	7,723,466

Three months ended March 31, 2007
Net interest income	$55,066	$(2,637)	$(627)	$51,802
Provision for loan losses	1,979	466	—	2,445
Noninterest income	18,651	(1,953)	18,059	34,757
Noninterest expense	55,335	342	17,356	73,033
Income (loss) before income taxes	16,403	(5,398)	76	11,081
Income tax expense (benefit)	3,000	(2,731)	22	291
Segment profit (loss)	13,403	(2,667)	54	10,790
Total assets	5,152,032	3,052,898	126,714	8,331,644
NOTE 19 — FAIR VALUE
Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting.
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).
Residential loans held for sale: The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).
Derivative financial instruments: The fair values of derivative financial instruments are based on derivative valuation models using market data inputs as of the valuation date (Level 2).
Deposits: The fair value of retail certificates of deposit is estimated by discounting future cash flows using rates currently offered for deposits with similar remaining maturities (Level 2).
Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$1,986,315	—	$1,986,315	—
Residential loans held for sale	10,155	—	10,155	—
Derivative assets	30,185	—	30,185	—
Financial Liabilities
Certain retail certificates of deposit	41,429	—	41,429	—
Derivative liabilities	27,201	—	27,201	—
Financial instruments recorded using SFAS No. 159
Under SFAS No. 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.
Additionally, the transaction provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Company did not elect the fair value option for any existing position at January 1, 2008.
The Company did elect the fair value option under SFAS No. 159 prospectively for the following items:
•	Residential mortgage loans held for sale

•	Certain retail certificates of deposit

Residential mortgage loans held for sale
Old National has elected the fair value option under SFAS No. 159 for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. These loans are intended for sale and are hedged with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. The fair value option was not elected for loans held for investment. This election was effective for applicable loans originated since January 1, 2008.
The balance of these residential mortgage loans held for sale was $10.2 million as of March 31, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.2 million as of March 31, 2008. None of these loans were 90 days or more past due, nor were any on nonaccrual status.
The change in fair value of these residential mortgage loans held for sale resulted in a gain of $0.2 million recorded in mortgage banking revenue and interest income of $0.1 million recorded in interest income during the first quarter of 2008.
Certain retail certificates of deposit
Old National has elected the fair value option under SFAS No. 159 for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been hedged with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. This election was adopted prospectively for certain retail certificates of deposit originated since January 1, 2008.
The balance of these retail certificates of deposit was $41.4 million as of March 31, 2008. The aggregate fair value exceeded the carrying value by $0.3 million as of March 31, 2008.
The $0.3 million change in fair value of these retail certificates of deposit resulted in an other loss of $0.2 million and interest expense of $0.1 million for the first quarter of 2008.
As of March 31, 2008, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was:

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	10,155	168	9,987
Certain retail certificates of deposit	41,429	296	41,133
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Interest expense is recorded based on the contractual amount of interest expense incurred.
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2008:

Changes in Fair Value for the Period ended March 31, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	Expense	Earnings
Residential loans held for sale	166	96	—	262
Certain retail certificates of deposit	(152)	—	(144)	(296)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three months ended March 31, 2008 and 2007, and financial condition as of March 31, 2008, compared to March 31, 2007, and December 31, 2007. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Net interest margin in the first quarter of 2008 improved to 3.68% compared to 3.56% during the fourth quarter of 2007, and 3.00% year-over-year. The margin benefited from both the Company’s deposit pricing initiatives as well as the Federal Reserve’s interest rate reductions and their impact on the Company’s slightly liability sensitive balance sheet.
While the Company’s fundamental credit quality remains strong, provision expense of $21.9 million was recorded during the first quarter. Approximately $17.0 million of this amount is related to the misconduct of a single loan officer. The former loan officer’s misconduct included falsified documentation and other violations of the Company’s lending policies, which combined with the slowing economy and other factors, contributed to downgrades of several credits during the quarter. Old National believes that only one employee of the Company, the former loan officer, was involved in the misconduct and that it does not represent systemic issues within the Company’s commercial loan portfolio or a breakdown of internal controls over financial reporting. Management will work hard to minimize any actual losses on this loan portfolio and should the Company experience a loss that is directly tied to fraud, it may have the ability to recover that loss through insurance.
Other items significantly impacting the first quarter of 2008 include the reversal of a $6.6 million income tax liability related to previous accruals for uncertain tax positions, a $1.5 million gain related to the redemption of Class B VISA shares, and securities gains of $4.5 million - the majority resulting from securities called by the issuers.
Net income for the first quarter of 2008 is $19.3 million, compared to $22.0 million for the quarter ended December 31, 2007 and $10.8 million compared to the quarter ending March 31, 2007. The first quarter of 2007 included various strategic initiatives to improve the Company’s operating platform. These initiatives, which included balance sheet restructuring, workforce reductions, and costs associated with eight branch closures resulted in pre-tax charges of $7.7 million during that quarter.
During 2008, management will focus on managing through the current credit cycle, maintaining a strong capital position and continuing to improve its efficiency ratio.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2008	2007	Change
Income Statement Summary:
Net interest income	$59,790	$51,802	15.4%
Provision for loan losses	21,905	2,445	795.9
Noninterest income	46,876	34,757	34.9
Noninterest expense	70,936	73,033	(2.9)
Other Data:
Return on average equity	11.51%	6.74%
Efficiency ratio	63.87	80.44
Tier 1 leverage ratio	8.03	7.14
Net charge-offs to average loans	0.52	0.38
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 56% of revenues at March 31, 2008. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.4 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively.
Taxable equivalent net interest income was $64.2 million for the three months ended March 31, 2008, up from the $56.0 million reported for the three months ended March 31, 2007. The net interest margin was 3.68% for the three months ended March 31, 2008, compared to 3.00% for the three months ended March 31, 2007. The increase in both net interest income and net interest margin is primarily due to the decrease in the cost of funding being greater than the decrease in the earning asset yields, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 26 basis points from 6.51% to 6.25%. The cost of interest-bearing liabilities decreased 95 basis points from 3.93% to 2.98%.
Average earning assets were $6.974 billion for the three months ended March 31, 2008, compared to $7.463 billion for the three months ended March 31, 2007, a decrease of 6.5%, or $488.8 million. Significantly affecting average earning assets at March 31, 2008 compared to March 31, 2007, was the reduction in federal funds sold combined with the reduction of the size of the loan portfolio and the investment portfolio. During the first quarter of 2008, $284.9 million of investment securities were called by the issuers. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in Old National’s markets, more stringent loan underwriting standards and the Company’s desire to lower future potential credit risk by being cautious towards the real estate market. During the last three quarters of 2007, the Company sold $17.1 million of nonaccrual and substandard commercial and commercial real estate loans. During the first quarter of 2008, the Company sold $2.2 million of commercial loans. Year over year, commercial and consumer loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.

Also affecting margin was a decrease in time deposits. In 2007, Old National called $98 million of high cost brokered certificates of deposit and $48.3 million of retail certificates of deposit. In the first quarter of 2008, Old National called $22.5 million of retail certificates of deposit; and $85.7 million of high cost brokered certificates of deposit were called or matured. In addition, a $50 million bank note matured in the first quarter of 2008. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities, due to the Company’s ability to purchase low-cost FHLB advances during 2008.
Provision for Loan Losses
The provision for loan losses was $21.9 million for the first three months ended March 31, 2008, compared to $2.4 million for the three months ended March 31, 2007. The higher provision in 2008 is primarily attributable to the increase in nonaccrual loans associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2008, was $46.9 million, an increase of $12.1 million, or 34.9%, from the $34.8 million reported for the three months ended March 31, 2007.
Net securities gains were $4.5 million for the three months ended March 31, 2008, compared to net securities losses of $2.7 million for the three months ended March 31, 2007, an increase of $7.2 million. During the first quarter of 2008, $284.9 million of securities were called by the issuers, resulting in gains of approximately $3.4 million. The primary reason for the net securities losses in the first quarter of 2007 was management’s decision to reduce the size of the investment portfolio.
Insurance premiums and commissions increased to $12.1 million during the first quarter of 2008 compared to $10.6 million during the first quarter of 2007. The increase was primarily a result of higher contingency revenue in the first quarter of 2008.
Amortization of deferred gains associated with the sale leaseback transactions were $1.6 million in the three months ended March 31, 2008, compared to $0.1 million in the three months ended March 31, 2007. Old National entered into a sale and leaseback transaction of its corporate offices in December of 2006. In addition, seventy-three financial centers were sold in a series of sale leaseback transactions during 2007. The majority of the $111.1 million gain associated with these transactions was deferred and is being amortized over the term of the leases.
Other income increased $1.7 million from the first quarter of 2007 primarily as a result of a $1.5 million gain associated with the redemption of class B VISA shares during in the first quarter of 2008.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2008, totaled $70.9 million, a decrease of $2.1 million, or 2.9%, from the $73.0 million recorded for the three months ended March 31, 2007.
Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2008, salaries and benefits were $42.3 million compared to $41.3 million for the three months ended March 31, 2007. The increase is primarily attributable to higher performance-based compensation expense in 2008.
Occupancy expense increased $3.3 million in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily as a result of a $3.6 million increase in rent expense. The increase is rent expense is related to the sale leaseback transactions that occurred in December of 2006 and during 2007. Partially offsetting the increase in rent expense was a $0.7 million decrease in depreciation expense, also related to the sale leaseback transactions.

Loss on extinguishment of debt decreased $1.0 million in the first quarter of 2008 compared to the first quarter of 2007. During the first quarter of 2007, Old National recorded a $1.2 million loss on the extinguishment of debt related to the early retirement of Federal Home Loan Bank advances and repurchase agreements.
The first quarter of 2007 included $1.2 million of impairment associated with eight financial centers which the Company consolidated into other higher performing branches during the first quarter of 2007.
Other expense for the three months ended March 31, 2008, totaled $3.4 million, a decrease of $2.5 million compared to the three months ended March 31, 2007. Included in the first quarter of 2008 were a reduction of $0.3 million in litigation settlements and a $0.7 million reduction in the provision expense for unfunded commitments. The first quarter of 2007 included $1.2 million in charges to terminate leases on buildings that the Company no longer occupies.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percentage of pre-tax income, was (39.9)% for the three months ended March 31, 2008, compared to 2.6% for the three months ended March 31, 2007. The negative effective tax rate in 2008 resulted from a $6.6 million reversal of tax liability related to previous accruals for uncertain tax positions. See note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
Old National’s assets at March 31, 2008, were $7.723 billion, a 7.3% decrease compared to March 31, 2007 assets of $8.332 billion, and an annualized decrease of 6.3% compared to December 31, 2007 assets of $7.846 billion. The redemption of $284.9 million of investment securities in the first quarter of 2008 combined with the reduction in federal funds sold, a decrease in commercial real estate loan balances and the various sale-leaseback transactions have lowered our total assets, reducing the Company’s reliance on high-cost deposits and brokered certificates of deposit. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities due to the Company’s ability to purchase low-cost FHLB advances during 2008.
Earning Assets
Old National’s earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $6.911 billion at March 31, 2008, a decrease of 8.2% from March 31, 2007, and an annualized decrease of 6.0% since December 31, 2007.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. However, Old National also has some 15- and 20-year fixed-rate mortgage pass-through securities in its held-to-maturity investment portfolio. At March 31, 2008, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and recent market conditions. As of March 31, 2008, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At March 31, 2008, the investment securities portfolio was $2.147 billion compared to $2.271 billion at March 31, 2007, a decrease of $123.8 million or 5.5%. Investment securities decreased $161.7 million compared to December 31, 2007, an annualized decrease of 28.0%. Investment securities represented 31.1% of earning assets at March 31, 2008, compared to 30.2% at March 31, 2007, and 32.9% at December 31, 2007. Approximately $284.9 million of investment securities were called by their issuers during the first quarter of 2008. The cash proceeds from these sales were used to purchase similarly yielding securities and to reduce brokered certificates of deposit. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.

The investment securities available-for-sale portfolio had net unrealized losses of $2.9 million at March 31, 2008, a decrease of $16.8 million compared to net unrealized losses of $19.7 million at March 31, 2007, and a decrease of $3.8 million compared to net unrealized losses of $6.7 million at December 31, 2007. The decrease over the past twelve months was primarily attributable to changes in interest rates and recent market conditions.
The investment portfolio had an average duration of 3.56 years at March 31, 2008, compared to 2.94 years at March 31, 2007, and 2.96 years at December 31, 2007. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.07% for the three months ended March 31, 2008, compared to 5.09% for the three months ended March 31, 2007, and 5.21% for the three months ended December 31, 2007.
Residential Loans Held for Sale
Residential loans held for sale were $10.2 million at March 31, 2008, compared to $19.0 million at March 31, 2007, and $13.0 million at December 31, 2007. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from March 31, 2007, is primarily attributable to increased efficiencies in processing loan sales and the timing of loan sales to the secondary market.
Old National elected the fair value option under SFAS No. 159 prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.2 million as of March 31, 2008.
Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans are the largest classification within the earning assets of Old National, representing 43.1% of earning assets at March 31, 2008, an increase from 41.4% at March 31, 2007, and an increase from 42.3% at December 31, 2007. At March 31, 2008, commercial and commercial real estate loans were $2.976 billion, a decrease of $145.8 million since March 31, 2007, and an increase of $10.4 million since December 31, 2007. Commercial loans have increased $73.1 million since March 31, 2007 while commercial real estate loans have decreased $218.8 million since March 31, 2007. During the last three quarters of 2007, the Company sold $8.3 million of commercial and $8.8 million of commercial real estate loans. During the first quarter of 2008, the Company sold $2.2 million of commercial loans. Weak loan demand in Old National’s markets continues to affect loan growth. Old National’s conservative underwriting standards have also contributed to slower loan growth. The Company continues to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At March 31, 2008, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $22.4 million or 1.9% compared to March 31, 2007, and decreased $11.1 million or, annualized, 3.7% since December 31, 2007.
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
At March 31, 2008, residential real estate loans were $528.5 million, a decrease of $32.2 million, or 5.8%, from March 31, 2007.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2008, totaled $190.3 million, a decrease of $4.1 million compared to $194.4 million at March 31, 2007, and a decrease of $0.7 million compared to $191.0 million at December 31, 2007. These decreases were the result of standard amortization expense related to the other intangible assets.
Assets Held for Sale
Assets held for sale were $3.0 million at March 31, 2008, a decrease of $67.3 compared to $70.3 million at March 31, 2007. The sale leaseback transactions that have occurred in 2007 and the first quarter of 2008 were the reason for the decline. Included in assets held for sale at March 31, 2008 are five financial centers that are pending sale. Old National plans to continue occupying these properties under long-term lease agreements.
Other assets have increased $33.2 million, or 33.6%, since December 31, 2007 primarily as a result of increases in customer derivative swap valuations and deferred tax assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.822 billion at March 31, 2008, a decrease of 10.0% from $7.583 billion at March 31, 2007, and an annualized decrease of 7.8% from $6.958 billion at December 31, 2007. Included in total funding were deposits of $5.346 billion at March 31, 2008, a decrease of $1.263 billion, or 19.1%, compared to March 31, 2007, and a decrease of $316.9 million compared to December 31, 2007. In 2007, Old National called $98 million of high cost brokered certificates of deposit and $48.3 million of retail certificates of deposit. In the first quarter of 2008, Old National called $22.5 million of retail certificates of deposit; and $85.7 million of high cost brokered certificates of deposit were called or matured. Savings deposits increased 58.7 % or $341.7 million compared to March 31, 2007. Money market deposits decreased 39.2% or $333.3 million and time deposits decreased 35.4% or $949.8 million compared to March 31, 2007. Year over year, Old National has experienced a shift into lower cost deposit types.
Effective January 1, 2008, Old National elected the fair value option under SFAS No. 159 prospectively for certain retail certificates of deposit. The balance of these retail certificates of deposit was $41.1 million as of March 31, 2008. The aggregate fair value exceeded the carrying value by $0.3 million as of March 31, 2008.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At March 31, 2008, wholesale borrowings, including short-term borrowings and other borrowings, increased $502.0 million, or 51.6%, from March 31, 2007 and increased $180.4 million, or 55.7%, annualized, from December 31, 2007, respectively. Wholesale funding as a percentage of total funding was 21.6% at March 31, 2008, compared to 12.8% at March 31, 2007, and 18.6% at December 31, 2007. Short-term borrowings have increased $259.5 million since March 31, 2007 while long-term borrowings have increased $242.4 million since March 31, 2007. Old National purchased $200.0 million low-cost FHLB advances during the first quarter of 2008.
Other liabilities have increased $118.4 million, or 109.8%, since March 31, 2007 primarily as a result of the deferred gains arising from the sale leaseback transactions entered into by Old National during 2007 and 2008.
Capital
Shareholders’ equity totaled $675.4 million at March 31, 2008, compared to $640.7 million at March 31, 2007, and $652.9 million at December 31, 2007.
During the fourth quarter of 2007, Old National declared a cash dividend of $0.23 per share for the first quarter of 2008, which was included in the fourth quarter 2007 financial results. Old National paid cash dividends of $0.22 per share for the three months ended March 31, 2007, which decreased equity by $14.5 million. Old National purchased shares of its stock, reducing shareholders’ equity by $0.2 million during both the three months ended March 31, 2008 and March 31, 2007, respectively. The change in unrealized losses on investment securities increased equity by $2.4 million during the three months ended March 31, 2008, and increased equity by $4.7 million during the three months ended March 31, 2007. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $0.9 million during the three months ended March 31, 2008, compared to $0.2 million during the three months ended March 31, 2007. In addition, $0.5 million of restricted stock and options were issued in connection with the acquisition of St. Joseph in 2007. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during the first quarter of 2007. The adoption of EITF 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance), also affected equity in the first quarter of 2007, resulting in a $0.1 million reduction.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2008	2007	2007
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.03%	7.14%	7.72%
Tier 1 capital to risk-adjusted total assets	4.00	10.95	9.70	10.60
Total capital to risk-adjusted total assets	8.00	13.84	12.97	13.34
Shareholders’ equity to assets	N/A	8.74	7.69	8.32
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
Investment Activities
Within Old National’s securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At March 31, 2008, Old National had non-agency collateralized mortgage obligations of $260.3 million or approximately 13% of the available-for-sale securities portfolio.
The Company expects conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities.
At March 31, 2008, Old National does not believe that any individual unrealized loss represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to both changes in interest rates and market aberrations.
The Company also carries a higher exposure to loss in its pooled trust preferred securities due to illiquidity in that market and performance of underlying collateral. At March 31, 2008, Old National had pooled trust preferred securities of approximately $40.5 million, or 2% of the available-for-sale securities portfolio.
The remainder of Old National’s mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company has the intent and ability to hold all securities in an unrealized loss position at March 31, 2008 until the market value recovers or the securities mature.

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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. As measured by Old National at March 31, 2008, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.
Summary of under-performing, criticized and classified loans:

	March 31,		December 31,
(dollars in thousands)	2008	2007	2007
Nonaccrual loans
Commercial and commercial real estate	$59,915	$52,140	$30,303
Residential real estate	5,890	4,255	5,996
Consumer	4,418	4,045	4,517

Total nonaccrual loans	70,223	60,440	40,816
Renegotiated loans	—	30	—
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	958	199	738
Residential real estate	121	—	—
Consumer	468	340	773

Total past due loans	1,547	539	1,511
Foreclosed properties	2,320	3,551	2,876

Total under-performing assets	$74,090	$64,560	$45,203

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$153,732	$166,428	$115,121
Criticized loans	103,815	97,808	103,210

Total criticized and classified loans	$257,547	$264,236	$218,331

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.50%	1.23%	0.87
Under-performing assets/total loans and foreclosed properties (1)	1.58	1.32	0.96
Under-performing assets/total assets	0.96	0.77	0.58
Allowance for loan losses/under-performing assets	97.52	110.49	124.91

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $6.1 million for the three months ended March 31, 2008, an increase of $1.5 million from the three months ended March 31, 2007. Included in the first quarter of 2008 is $3.0 million of charge-offs associated with the misconduct of a former loan officer in the Indianapolis market. Annualized, net charge-offs to average loans were 0.52% for the three months ended March 31, 2008, as compared to 0.38% for the three months ended March 31, 2007.

Under-performing assets totaled $74.1 million at March 31, 2008, an increase of $9.5 million compared to $64.6 million at March 31, 2007, and an increase of $28.9 million compared to $45.2 million at December 31, 2007. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2008, were 1.58%, an increase from the March 31, 2007 ratio of 1.32% and an increase from the December 31, 2007 ratio of 0.96%. Nonaccrual loans were $70.2 million at March 31, 2008, compared to $60.4 million at March 31, 2007, and $40.8 million at December 31, 2007. The increase in nonaccrual loans from December 31, 2007 to March 31, 2008 is primarily related to $23.0 million of nonaccrual loans associated with the misconduct of a former loan officer in the Indianapolis market. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized loans were $257.5 million at March 31, 2008, a decrease of $6.7 million from March 31, 2007, and an increase of $39.2 million from December 31, 2007.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, Old National maintains an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2008, the allowance for loan losses was $72.3 million, an increase of $0.9 million compared to $71.3 million at March 31, 2007, and an increase of $15.8 million compared to $56.5 million at December 31, 2007. As a percentage of total loans, the allowance increased to 1.54% at March 31, 2008, compared to 1.46% at March 31, 2007, and 1.20% at December 31, 2007. The provision for the three months ended March 31, 2008, amounted to $21.9 million compared to $2.4 million for the three months ended March 31, 2007. Approximately $17.0 million of the increase in the provision during the first quarter of 2008 is associated with the misconduct of a former loan officer in the Indianapolis market.
Old National maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $3.0 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments decreased $0.7 million during the first three months of 2008 from $3.7 million at December 31, 2007, as the methodology indicated a lower reserve balance was appropriate.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to March 31, 2008 and 2007 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

3/31/2008	N/A	-0.91%	1.16%	-0.84%	-1.91%	-2.83%
3/31/2007	-1.38%	0.87%	1.30%	-0.90%	-1.69%	-2.79%
Net Interest Income — 24 Month Cumulative Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

3/31/2008	N/A	-4.57%	-0.42%	0.29%	0.19%	0.22%
3/31/2007	-2.85%	-0.33%	0.81%	-1.10%	-2.38%	-4.06%
Economic Value of Equity Policies (+/-)

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.50%	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

3/31/2008	N/A	-15.15%	-2.89%	-1.32%	-5.34%	-10.46%
3/31/2007	-22.33%	-11.24%	-2.40%	1.71%	1.25%	-0.87%
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
At March 31, 2008, modeling indicated Old National was within the green zone policy limits for all Net Interest Income at Risk Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level. Modeling for the Down 300 Basis Point Net Interest Income at Risk Scenario is not applicable in the current rate environment; the scenarios floor at zero before absorbing the full 300 basis point drop.
At March 31, 2008, modeling indicated Old National was within the yellow zone policy limit for the Down 200 Economic Value of Equity Scenario. The Funds Management Committee has deemed this scenario as an acceptable risk in the short term given the company’s interest rate outlook. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level. Modeling for the Down 300 Basis Point Economic Value of Equity Scenario is not applicable in the current rate environment; the scenario floors at zero before absorbing the full 300 basis point drop.
Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value gain of $3.0 million at March 31, 2008, compared to an estimated fair value gain of $20 thousand at December 31, 2007. In addition, the notional amount of derivatives increased by $57.1 million. The increase in market value is primarily due to the rapid reduction in market rates since December 31, 2007, specifically affecting the receive fixed interest rate swaps.

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
Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-related securities are strongly influenced by interest rates, the housing market, general and local economic conditions, and competition in the marketplace. We continually monitor marketplace trends to identify patterns that might improve the predictability of the timing of deposit flows or asset prepayments.
Old National’s ability to acquire funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. Standard and Poor’s, Moody’s Investor Service and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of March 31, 2008. Fitch Rating Services reaffirmed a negative outlook in conjunction with their ratings as of March 31, 2008. The senior debt ratings of Old National Bancorp and Old National Bank at March 31, 2008, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s			Moody’s Investor Services		Fitch, Inc.			Dominion Bond Rating Svc.
	Long		Short	Long	Short	Long		Short	Long		Short
	term		term	term	term	term		term	term		term
Old National Bancorp	BBB		N/A	A2	N/A	BBB		F2	BBB (high	)	R-2 (high	)
Old National Bank	BBB	+	A2	A1	P-1	BBB	+	F2	A (low	)	R-1 (low	)

N/A = not applicable
As of March 31, 2008, Old National Bank had the capacity to borrow $675.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At March 31, 2008, the parent company’s other borrowings outstanding was $258.2 million, remaining constant with $258.2 million at December 31, 2007. Old National Bancorp, the parent company, has $100 million of debt scheduled to mature within the next 3 months.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The holding company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, Old National Bank requires approval of regulatory authority for the payment of dividends to the holding company in 2008. Such approval was obtained for the payment of dividends at March 31, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of Old National’s customers. Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.168 billion and standby letters of credit of $109.0 million at March 31, 2008. At March 31, 2008, approximately $1.093 billion of the loan commitments had variable rates and $75.0 million had fixed rates, with the fixed rates ranging from 2.75% to 21.0%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.6 million.
CONTRACTUAL OBLIGATIONS
The following table presents Old National’s significant fixed and determinable contractual obligations at March 31, 2008:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,614,473	$—	$—	$—	$3,614,473
IRAs, consumer and brokered certificates of deposit	956,522	415,701	140,134	219,655	1,732,012
Short-term borrowings	640,503	—	—	—	640,503
Other borrowings	101,028	126,083	400,734	207,043	834,888
Operating leases	21,271	54,620	51,543	326,551	453,985

(A)	For the remaining nine months of fiscal 2008.
Old National rents certain premises and equipment under operating leases. See note 16 to the consolidated financial statements for additional information on long-term lease arrangements.
Old National is party to various derivative contracts as a means to manage the balance sheet and its related exposure to changes in interest rates, to manage its residential real estate loan origination and sale activity, and to provide derivative contracts to its clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 15 to the consolidated financial statements.
In the normal course of business, various legal actions and proceedings are pending against Old National and its affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 16 to the consolidated financial statements.
In addition, liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FIN 48 is included in Note 14 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Old National’s accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates.
•	Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

Management’s analysis of probable losses in the portfolio at March 31, 2008, resulted in a range for allowance for loan losses of $7.5 million with the potential effect to net income ranging from a decrease of $0.7 million to an increase of $4.1 million. These sensitivities are hypothetical and are not intended to represent actual results.

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

•	Derivative Financial Instruments. As part of the Company’s overall interest rate risk management, Old National uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. As of March 31, 2008, the Company was not using the “short-cut” method of accounting for any fair value derivatives.

•	Income Taxes. The Company is subject to the income tax laws of the U.S., its states and the municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate.

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

PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

01/01/08 - 01/31/08	—	$—	—	4,323,645
02/01/08 - 02/29/08	13,433	16.81	13,433	4,310,212
03/01/08 - 03/31/08	—	—	—	4,310,212

Quarter-to-date 03/31/08	13,433	$16.81	13,433	4,310,212

ITEM 5. OTHER INFORMATION
(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Old National, amended May 22, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2007).

3.2	By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007).

4.1	Senior Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	Rights Agreement, dated March 1, 1990, as amended on February 29, 2000, between Old National Bancorp and Old National Bank, as trustee (incorporated by reference to Old National’s Form 8-A, dated March 1, 2000).

Exhibit No.	Description
4.4	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.5	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Old National Bancorp Short-Term Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2005).*

10.10	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

10.11	First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

Exhibit No.	Description
10.12	Form of 2004 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(g) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.13	Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates, (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005). *

10.14	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.15	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.16	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.17	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.18	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.19	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.20	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.21	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.22	Purchase and Sale Agreement dated December 20, 2006, between Old National Bancorp, Old National Bank, Old National Realty Company, Inc., ONB One Main Landlord, LLC, ONB 123 Main Landlord, LLC, and ONB 4th Street Landlord, LLC (incorporated by reference to Exhibit 10(z) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.23	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.24	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.	Description
10.25	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.26	Agreement and Plan of Merger dated as of October 21, 2006 by and among Old National Bancorp, St. Joseph Capital Corporation and SMS Subsidiary, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006).

10.27	Purchase and Sale Agreement dated September 19, 2007, by and among Old National Bank, ONB Insurance Group, Inc., ONB CTL Portfolio Landlord #1, LLC, ONB CTL Portfolio Landlord #2, LLC, ONB CTL Portfolio Landlord #3, LLC, ONB CTL Portfolio Landlord #4, LLC and ONB CTL Portfolio Landlord #5, LLC (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.28	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007). 8-K filed with the Securities and Exchange Commission on September 24, 2007).

10.29	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.30	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.31	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.32	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.33	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.34	Purchase and Sale Agreement dated October 19, 2007, by and among Old National Bank, American National Trust and Investment Management Company, ONB Traditional Portfolio Landlord, LLC, ONB Site 3 Landlord, LLC, ONB Site Landlord 4, LLC, ONB Site Landlord 6, LLC, ONB Site Landlord 14, LLC, ONB Site Landlord 15, LLC, ONB Site Landlord 17, LLC, ONB Site Landlord 19, LLC, ONB Site Landlord 20, LLC, ONB Site Landlord 25, LLC, ONB Site Landlord 26, LLC, ONB Site Landlord 27, LLC, ONB Site Landlord 29, LLC, ONB Site Landlord 33, LLC, ONB Site Landlord 35, LLC, ONB Site Landlord 36, LLC, ONB Site Landlord 37, LLC, ONB Site Landlord 41, LLC, ONB Site Landlord 43, LLC, ONB Site Landlord 44, LLC, ONB Site Landlord 45, LLC, ONB Site Landlord 47, LLC, ONB Site Landlord 48, LLC and ONB Site Landlord 57, LLC (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

Exhibit No.	Description
10.35	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.36	Purchase and Sale Agreement dated December 27, 2007, by and among Old National Bank, ONB Traditional Portfolio Landlord, LLC, ONB Site 1 Landlord, LLC, ONB Site 8 Landlord, LLC, ONB Site 9 Landlord, LLC, ONB Site 38 Landlord, LLC, and ONB Site 42 Landlord, LLC (as incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.37	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.38	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.39	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.40	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.41	Form of Employment Agreement for Robert G. Jones, Daryl D. Moore, Barbara A. Murphy and Christopher A. Wolking (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.42	Severance/Change in Control Agreement between Old National and Annette W. Hudgions (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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

Date: May 5, 2008

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