Form 10-Q
period 2008-06-30
OLD NATIONAL BANCORP /IN/
filed 2008-08-04
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,189,000 shares outstanding at July 31, 2008.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$223,056	$255,192	$201,629
Federal funds sold and resell agreements	1,209	—	5,098
Money market investments	10,254	8,480	3,217

Total cash and cash equivalents	234,519	263,672	209,944
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored entities and agencies	333,212	688,947	637,234
Mortgage-backed securities	1,006,606	940,967	996,812
States and political subdivisions	328,040	294,884	263,226
Other securities	206,682	215,843	193,329

Investment securities — available-for-sale	1,874,540	2,140,641	2,090,601
Investment securities — held-to-maturity, at amortized cost (fair value $108,120, $124,504 and $136,516 respectively)	111,706	126,769	143,341
Federal Home Loan Bank stock, at cost	41,090	41,090	41,170
Residential loans held for sale, at fair value	16,620	13,000	19,599
Loans:
Commercial	1,826,091	1,694,736	1,717,162
Commercial real estate	1,196,511	1,270,408	1,379,391
Residential real estate	516,010	533,448	545,275
Consumer credit, net of unearned income	1,188,130	1,187,764	1,211,694

Total loans	4,726,742	4,686,356	4,853,522
Allowance for loan losses	(62,087)	(56,463)	(67,487)

Net loans	4,664,655	4,629,893	4,786,035

Premises and equipment, net	44,274	48,652	44,772
Accrued interest receivable	45,937	50,277	50,408
Goodwill	159,198	159,198	159,198
Other intangible assets	29,512	31,778	33,586
Company-owned life insurance	219,667	214,486	210,518
Assets held for sale	2,996	3,969	76,305
Other assets	157,072	122,701	122,265

Total assets	$7,601,786	$7,846,126	$7,987,742

Liabilities
Deposits:
Noninterest-bearing demand	$858,585	$855,449	$861,411
Interest-bearing:
NOW	1,322,684	1,410,667	1,591,122
Savings	900,569	774,054	605,939
Money market	483,154	562,127	746,845
Time (including $49,775, $0 and $0, respectively, at fair value)	1,807,425	2,061,086	2,407,311

Total deposits	5,372,417	5,663,383	6,212,628
Short-term borrowings	575,280	638,247	442,974
Other borrowings	783,396	656,722	591,489
Accrued expenses and other liabilities	221,678	234,893	115,069

Total liabilities	6,952,771	7,193,245	7,362,160

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,206, 66,205 and 66,194 shares issued and outstanding, respectively	66,206	66,205	66,194
Capital surplus	565,379	563,675	562,940
Retained earnings	57,824	34,346	33,812
Accumulated other comprehensive loss, net of tax	(40,394)	(11,345)	(37,364)

Total shareholders’ equity	649,015	652,881	625,582

Total liabilities and shareholders’ equity	$7,601,786	$7,846,126	$7,987,742

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income
Loans including fees:
Taxable	$65,279	$82,831	$136,407	$162,494
Nontaxable	5,638	5,364	11,099	10,616
Investment securities, available-for-sale:
Taxable	21,498	22,415	44,060	45,537
Nontaxable	3,435	3,033	6,656	6,136
Investment securities, held-to-maturity, taxable	1,323	1,698	2,753	3,529
Money market investments	192	2,577	524	5,918

Total interest income	97,365	117,918	201,499	234,230

Interest Expense
Deposits	22,097	49,803	51,833	100,124
Short-term borrowings	3,051	3,768	6,980	7,564
Other borrowings	10,873	10,006	21,552	20,399

Total interest expense	36,021	63,577	80,365	128,087

Net interest income	61,344	54,341	121,134	106,143
Provision for loan losses	5,700	—	27,605	2,445

Net interest income after provision for loan losses	55,644	54,341	93,529	103,698

Noninterest Income
Wealth management fees	4,912	4,821	9,481	9,713
Service charges on deposit accounts	11,282	11,236	21,520	21,469
ATM fees	4,471	3,540	8,505	6,716
Mortgage banking revenue	1,371	1,134	2,604	2,090
Insurance premiums and commissions	9,304	10,154	21,373	20,793
Investment product fees	2,408	2,754	5,126	5,610
Company-owned life insurance	2,751	2,386	5,511	4,765
Net securities gains (losses)	2,061	(24)	6,580	(2,691)
Gain (loss) on derivatives	(357)	(206)	(973)	(192)
Gain on sale leaseback transactions	1,599	86	3,164	173
Other income	3,711	2,858	7,498	5,050

Total noninterest income	43,513	38,739	90,389	73,496

Noninterest Expense
Salaries and employee benefits	43,178	41,548	85,506	82,896
Occupancy	9,550	5,529	19,195	11,889
Equipment	2,499	2,841	5,067	5,897
Marketing	2,651	2,204	4,695	4,553
Data processing	4,930	4,827	9,552	9,881
Communication	2,211	2,349	4,522	4,732
Professional fees	1,891	1,852	3,549	3,808
Loan expense	1,743	1,857	2,994	3,044
Supplies	750	762	1,634	1,789
Loss on extinguishment of debt	—	—	—	1,234
Impairment of long-lived assets	692	—	585	1,163
Other expense	4,739	4,665	8,471	10,581

Total noninterest expense	74,834	68,434	145,770	141,467

Income before income taxes	24,323	24,646	38,148	35,727
Income tax expense (benefit)	4,848	5,095	(667)	5,386

Net income	$19,475	$19,551	$38,815	$30,341

Net income per common share
Basic net income per share	$0.30	$0.30	$0.59	$0.46
Diluted net income per share	0.30	0.30	0.59	0.46

Weighted average number of common shares outstanding
Basic	65,640	65,723	65,631	65,764
Diluted	65,812	65,804	65,784	65,836

Dividends per common share (1)	$0.23	$0.22	$0.23	$0.44

(1)	A $0.23 cash dividend was paid in the first quarter of 2008. However, the first quarter dividend was declared in December 2007 and is included in fourth quarter 2007 results.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369
Comprehensive income
Net income	—	—	—	30,341	—	30,341	$30,341
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(13,718)	(13,718)	(13,718)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	213	213	213
Reclassification adjustment on defined benefit pension plans, net of tax	—	—	—	—	1,254	1,254	1,254

Total comprehensive income							$18,090

Adjustment to apply FIN No. 48	—	—	—	(3,368)	—	(3,368)
Adjustment to apply EITF No. 06-5				(118)		(118)
Cash dividends	—	—	—	(28,916)	—	(28,916)
Stock repurchased	(228)	(228)	(3,850)	—	—	(4,078)
Stock based compensation expense	—	—	924	—	—	924
Stock activity under incentive comp plans	(81)	(81)	208	—	—	127
Stock options issued in acquisition	—	—	552	—	—	552

Balance, June 30, 2007	66,194	$66,194	$562,940	$33,812	$(37,364)	$625,582

Balance, December 31, 2007	66,205	$66,205	$563,675	$34,346	$(11,345)	$652,881
Comprehensive income
Net income	—	—	—	38,815	—	38,815	$38,815
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(26,692)	(26,692)	(26,692)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	87	87	87
Reclassification adjustment on defined benefit pension plans, net of tax	—	—	—	—	(2,444)	(2,444)	(2,444)

Total comprehensive income							$9,766

Cash dividends	—	—		(15,337)	—	(15,337)
Stock repurchased	(20)	(20)	(323)	—	—	(343)
Stock based compensation expense	—	—	1,756	—	—	1,756
Stock activity under incentive comp plans	21	21	271	—	—	292

Balance, June 30, 2008	66,206	$66,206	$565,379	$57,824	$(40,394)	$649,015

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$38,815	$30,341

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,979	4,489
Amortization and impairment of other intangible assets	2,466	1,689
Net discount accretion on investment securities	(792)	(1,260)
Restricted stock expense	1,548	781
Stock option expense	208	143
Provision for loan losses	27,605	2,445
Net securities (gains) losses	(6,580)	2,691
Gain on sale leasebacks	(3,164)	(173)
Loss on derivatives	973	192
Net gains on sales and write-downs of loans and other assets	(1,427)	(232)
(Gain) loss on extinguishment of debt	(254)	1,234
Increase in cash surrender value of company owned life insurance	(5,182)	(3,788)
Residential real estate loans originated for sale	(95,490)	(141,708)
Proceeds from sale of residential real estate loans	93,404	140,611
Decrease in interest receivable	4,341	5,159
(Increase) decrease in other assets	(20,048)	11,419
Increase (decrease) in accrued expenses and other liabilities	920	(19,806)

Total adjustments	1,507	3,886

Net cash flows provided by operating activities	40,322	34,227

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	17,429
Purchase of subsidiaries	—	(78,109)
Purchases of investment securities available-for-sale	(604,750)	(546,508)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	635,909	536,049
Proceeds from sales of investment securities available-for-sale	198,064	149,662
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	14,718	18,318
Proceeds from redemption of FHLB stock	—	758
Proceeds from sale of loans	2,251	8,468
Net principal collected from (loans made to) customers	(64,563)	159,492
Proceeds from sale of premises and equipment and other assets	6,973	3,394
Proceeds from sale leaseback of real estate	4,542	—
Purchase of premises and equipment	(5,019)	(3,996)

Net cash flows provided by investing activities	188,125	264,957

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	3,136	(55,758)
Savings, NOW and money market deposits	(40,441)	(128,655)
Time deposits	(251,530)	(282,827)
Short-term borrowings	(62,967)	101,744
Payments for maturities on other borrowings	(150,320)	(1,297)
Proceeds from issuance of other borrowings	275,000	—
Payments related to retirement of debt	—	(187,485)
Cash dividends paid	(30,333)	(28,916)
Common stock repurchased	(284)	(4,078)
Proceeds from exercise of stock options, including tax benefit	139	75
Common stock issued under restricted stock and stock compensation plans	—	52

Net cash flows used in financing activities	(257,600)	(587,145)

Net increase in cash and cash equivalents	(29,153)	(287,961)
Cash and cash equivalents at beginning of period	263,672	497,905

Cash and cash equivalents at end of period	$234,519	$209,944

Supplemental cash flow information:
Total interest paid	$87,114	$131,249
Total taxes paid (net of refunds)	$15,402	$7,435
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments, income taxes and valuation of securities are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2008 and 2007, and December 31, 2007, and the results of its operations for the three and six months ended June 30, 2008 and 2007. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2007.
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
FSP SFAS No. 157-2 — In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009, for items within the scope of the staff position.
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

SFAS No. 141(R) — In December 2007, the FASB issued Statement No. 141(R) — Business Combinations. This statement replaces FASB Statement No. 141 — Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the consolidated financial statements.
SFAS No. 160 — In December 2007, the FASB issued Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 160 on the consolidated financial statements.
SFAS No. 161 — In March 2008, the FASB issued Statement No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on the consolidated financial statements.
SFAS No. 162 — In May 2008, the FASB issued Statement No. 162 — The Hierarchy of Generally Accepted Accounting Principles. The standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on Old National’s consolidated financial position or results of operations.
SAB 109 — In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109 (“SAB 109”). SAB 109 modifies how to apply generally accepted accounting principles to loan commitments that are accounted for at fair value through earnings. Prior to SAB 109, when companies measured the fair value of a derivative loan commitment, the expected net future cash flows related to the associated servicing of the loan was excluded. Under SAB 109, the expected net future cash flows related to the associated servicing of the loans sold will be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective for the Company on January 1, 2008. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
EITF 06-4 — In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. EITF 06-4 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.

EITF 06-10 — In March 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This Issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106 — Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.
EITF 06-11 — In June 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.
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
NOTE 4 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. At June 30, 2008 and 2007, stock options to purchase approximately 5.7 million and 5.8 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended			Three Months Ended
(dollars and shares in thousands,	June 30, 2008			June 30, 2007
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from operations	$19,475	65,640	$0.30	$19,551	65,723	$0.30

Effect of dilutive securities:
Restricted stock		148			54
Stock options		24			27

Diluted Net Income Per Share
Income from operations and assumed conversions	$19,475	65,812	$0.30	$19,551	65,804	$0.30

	Six Months Ended			Six Months Ended
(dollars and shares in thousands,	June 30, 2008			June 30, 2007
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from continuing operations	$38,815	65,631	$0.59	$30,341	65,764	$0.46

Effect of dilutive securities:
Restricted stock		129			42
Stock options		24			30

Diluted Net Income Per Share
Income from operations and assumed conversions	$38,815	65,784	$0.59	$30,341	65,836	$0.46

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Net income	$19,475	$19,551	$38,815	$30,341
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	(46,086)	(30,419)	(37,742)	(25,151)
Reclassification adjustment for securities (gains) losses realized in income	(2,061)	24	(6,580)	2,691
Income tax effect	19,017	11,942	17,630	8,742
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	—	—	—
Reclassification adjustment on cash flow hedges	72	175	143	351
Income tax effect	(28)	(69)	(56)	(138)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	(4,233)	2,091	(4,075)	2,091
Income tax effect	1,694	(837)	1,631	(837)

Total other comprehensive income (loss)	(31,625)	(17,093)	(29,049)	(12,251)

Comprehensive income (loss)	$(12,150)	$2,458	$9,766	$18,090

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2008 and 2007:

		Unrecognized	Defined	Accumulated
	Unrealized	gain (loss) on	benefit	other
	gains (losses)	cash flow	pension	comprehensive
(dollars in thousands)	on securities	hedges	plans	income (loss)
Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)
Other comprehensive income (loss)	(26,692)	87	(2,444)	(29,049)

Balance at June 30, 2008	$(30,396)	$(568)	$(9,430)	$(40,394)

Balance at December 31, 2006	$(16,286)	$(998)	$(7,829)	$(25,113)
Other comprehensive income (loss)	(13,718)	213	1,254	(12,251)

Balance at June 30, 2007	$(30,004)	$(785)	$(6,575)	$(37,364)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2008 and December 31, 2007 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2008
Available-for-sale
U.S. Government-sponsored entities and agencies	$333,431	$2,293	$(2,512)	$333,212
Mortgage-backed securities	1,048,892	1,880	(44,166)	1,006,606
States and political subdivisions	322,298	7,378	(1,636)	328,040
Other securities	220,968	304	(14,590)	206,682

Total available-for-sale securities	$1,925,589	$11,855	$(62,904)	$1,874,540

Held-to-maturity
Mortgage-backed securities	$98,645	$—	$(3,450)	$95,195
Other securities	13,061	—	(136)	12,925

Total held-to-maturity securities	$111,706	$—	$(3,586)	$108,120

December 31, 2007
Available-for-sale
U.S. Government-sponsored entities and agencies	$678,545	$10,757	$(355)	$688,947
Mortgage-backed securities	963,039	1,838	(23,910)	940,967
States and political subdivisions	286,898	8,404	(418)	294,884
Other securities	218,888	1,007	(4,052)	215,843

Total available-for-sale securities	$2,147,370	$22,006	$(28,735)	$2,140,641

Held-to-maturity
Mortgage-backed securities	$107,830	$—	$(2,237)	$105,593
Other securities	18,939	—	(28)	18,911

Total held-to-maturity securities	$126,769	$—	$(2,265)	$124,504

Proceeds from the sales and calls of investment securities available-for-sale during the first six months of 2008 were $198.1 million and $99.6 million, respectively. For the six months ended June 30, 2008, realized gains were $7.3 million and losses were $0.7 million. Included in the $7.3 million of gains were $4.5 million of gains related to securities that were called by the issuers. For the six months ended June 30, 2007, proceeds from the sales of investment securities available-for-sale were $149.7 million and realized gains were $0.3 million and losses were $3.0 million.
At June 30, 2008, Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and recent market events. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored entities and agencies and credit quality concerns surrounding the recovery of the full principal balance. At June 30, 2008, approximately 75% of the mortgage-backed securities held by Old National were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2008.
The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in value is attributable to temporary illiquidity in these markets and not credit quality of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the cash flow characteristics of the securities and has the intent and ability to hold these securities until a recovery of fair value, which may be at maturity; and for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flow as viewed by a market participant, it does not consider the investment in these securitized assets to be other-than-temporarily impaired at June 30, 2008.
Old National does not own any preferred or common equity securities issued by Fannie Mae or Freddie Mac.

NOTE 7 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities. Prior to this, these residential loans had been recorded at the lower of cost or market value. At June 30, 2008 and December 31, 2007, Old National had residential loans held for sale of $16.6 million and $13.0 million, respectively.
During the first six months of 2008, $2.2 million of commercial loans held for investment were reclassified to loans held for sale at the lower of cost or market and sold, with no write-down on the loans transferred. During the first six months of 2007, commercial real estate loans held for investment of $8.8 million and commercial loans of $0.7 million were transferred to loans held for sale and sold, resulting in a $1.1 million reduction to the allowance for loan losses.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007
Balance, January 1	$56,463	$67,790
Additions:
Provision charged to expense	27,605	2,445
Allowance of acquired bank	—	5,699
Deductions:
Write-downs from loans transferred to held for sale	—	1,084
Loans charged-off	26,650	13,740
Recoveries	(4,669)	(6,377)

Net charge-offs	21,981	8,447

Balance, June 30	$62,087	$67,487

Individually impaired loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Impaired loans without an allowance for loan losses allocation	$17,002	$11,278
Impaired loans with an allowance for loan losses allocation	40,303	19,027

Total impaired loans	$57,305	$30,305

Allowance for loan losses allocated to impaired loans	$17,668	$5,904

For the six months ended June 30, 2008 and 2007, the average balance of impaired loans was $49.2 million and $44.6 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.

Nonperforming loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Nonaccrual loans	$68,052	$40,816

Total nonperforming loans	$68,052	$40,816

Past due loans (90 days or more and still accruing)	$1,581	$1,511

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. As discussed in the Credit Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, nonaccrual loans at June 30, 2008, included $15.9 million related to the misconduct of a former loan officer.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008 and 2007:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2008	$119,325	$39,873	$159,198
Adjustments to goodwill	—	—	—

Balance, June 30, 2008	$119,325	$39,873	$159,198

Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	45,848	—	45,848

Balance, June 30, 2007	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2007 and determined that no impairment existed as of this date. Old National recorded $45.8 million of goodwill in 2007 associated with the acquisition of St. Joseph Capital Corporation.
The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2008 and December 31, 2007 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2008
Amortized intangible assets:
Core deposit	$15,623	$(6,559)	$9,064
Customer business relationships	25,753	(9,150)	16,603
Customer loan relationships	4,413	(568)	3,845

Total intangible assets	$45,789	$(16,277)	$29,512

December 31, 2007
Amortized intangible assets:
Core deposit	$15,623	$(5,897)	$9,726
Customer business relationships	25,553	(7,546)	18,007
Customer loan relationships	4,413	(368)	4,045

Total intangible assets	$45,589	$(13,811)	$31,778

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense associated with other intangible assets for the six months ended June 30 was $1.8 million in 2008 and $1.7 million in 2007.
Estimated amortization expense for the future years is as follows:

(dollars in thousands)
2008 remaining	$1,884
2009	3,633
2010	3,458
2011	3,321
2012	3,151
Thereafter	14,065

Total	$29,512

NOTE 10 — ASSETS HELD FOR SALE
Assets held for sale are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Assets held for sale:
Land	$895	$1,210
Building and improvements	5,862	7,521

Total	6,757	8,731
Accumulated depreciation	(3,761)	(4,762)

Assets held for sale — net	$2,996	$3,969

Included in assets held for sale at June 30, 2008 are five financial centers which are pending sale. Old National plans to continue occupying these properties under long-term lease arrangements. See note 16 to the consolidated financial statements for additional information on Old National’s long-term lease arrangements.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2008, and December 31, 2007:

	June 30,	December 31,
(dollars in thousands)	2008	2007
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rate 3.50%) maturing June 2008	$—	$100,000
Senior unsecured note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 5.85%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(793)	(1,872)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	74,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing July 2008 to January 2023	374,067	124,369
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	—	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,409	4,427
SFAS 133 fair value hedge and other basis adjustments	(1,287)	(2,202)

Total other borrowings	$783,396	$656,722

Contractual maturities of other borrowings at June 30, 2008, were as follows:

(dollars in thousands)
Due in 2008	$1,019
Due in 2009	2,040
Due in 2010	124,043
Due in 2011	250,046
Due in 2012	150,688
Thereafter	257,640
SFAS 133 fair value hedge and other basis adjustments	(2,080)

Total	$783,396

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.60% and 5.19% at June 30, 2008, and December 31, 2007, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
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
At June 30, 2008, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2008 remaining	$185
2009	390
2010	390
2011	390
2012	390
Thereafter	11,704

Total minimum lease payments	13,449
Less amounts representing interest	9,040

Present value of net minimum lease payments	$4,409

LINE OF CREDIT
During the first quarter of 2008, Old National entered into a $100 million revolving credit facility at the parent company level. Three unrelated financial institutions serve as lenders for the facility. The facility has an interest rate of LIBOR plus 1.00% and a maturity of 364 days. At June 30, 2008, Old National had drawn $55 million on the revolving credit facility which is included in short-term borrowings. The proceeds were used to help retire the medium term notes at Old National Bancorp.
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
Old National contributed $0.7 million to cover benefit payments from the Restoration Plan during the first six months of 2008. Old National expects to contribute an additional $0.1 million to cover benefit payments from the Restoration Plan during the remainder of 2008.
The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Interest cost	$535	$578	$1,071	$1,171
Expected return on plan assets	(792)	(843)	(1,584)	(1,665)
Recognized actuarial loss	158	167	316	386
Settlement	434	299	434	599

Net periodic benefit cost	$335	$201	$237	$491

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At June 30, 2008, 1.5 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company granted 278 thousand stock options during the first six months of 2008. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $0.3 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 15.8%; a risk free interest rate of 3.03%; an expected option term of six years; a 5.33% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first six months of 2008 as compared to $0.1 million for the first six months of 2007.

Restricted Stock
The Company granted 136 thousand shares of performance based restricted stock awards to certain key officers during 2008, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 43 thousand time-based restricted stock awards to certain key officers during 2008, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2008, unrecognized compensation expense was estimated to be $5.6 million for unvested restricted share awards.
Old National recorded expense of $1.0 million, net of tax benefit, during the first six months of 2008, compared to expense of $0.5 million during the first six months of 2007 related to the vesting of restricted share awards. Included in the first six months of 2007 is the reversal of $0.7 million of expense associated with certain performance-based restricted stock grants.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Provision at statutory rate of 35%	$8,513	$8,626	$13,352	$12,504
Tax-exempt income	(3,921)	(3,524)	(7,694)	(7,040)
Reversal of portion of unrecognized tax benefits	—	—	(6,611)	—
State income taxes	354	—	358	—
Other, net	(98)	(7)	(72)	(78)

Income tax expense (benefit)	$4,848	$5,095	$(667)	$5,386

Effective tax rate	19.9%	20.7%	(1.7)%	15.1%

For the three months ended June 30, 2008, the effective tax rate was basically unchanged from the three months ended June 30, 2007. For the six months ended June 30, 2008, the effective tax rate was lower than for the six months ended June 30, 2007. The lower effective tax rate was primarily a result of a decrease in the unrecognized tax benefit liability, as discussed below.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2008
Balance at January 1	$11,554
Additions based on tax positions related to the current year	75
Reductions of tax positions of prior years	(4,735)
Settlements	(1,360)

Balance at June 30	$5,534

Approximately $1.8 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $61.9 million and $216.7 million at June 30, 2008 and December 31, 2007, respectively. In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2008, the notional amount of the interest rate lock commitments and forward commitments were $12.3 million and $27.6 million, respectively. At December 31, 2007, the notional amount of the interest rate lock commitments and forward commitments were $6.9 million and $19.6 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Any ineffectiveness associated with these instruments is immaterial and reported in other income in the Consolidated Statement of Income.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $441.2 million and $441.2 million, respectively, at June 30, 2008. At December 31, 2007, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $373.2 million and $373.2 million, respectively. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheet and, therefore, do not qualify for hedge accounting. These instruments include interest rate swaps, caps, and commodity swaps and options. Old National may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. Old National’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, the Company minimizes credit risk through credit approvals, limits, and monitoring procedures.

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2008		December 31, 2007
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$—	Other assets	$716

Total derivatives designated as hedging instruments under Statement 133		$—		$716

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$14,332	Other assets	$14,100
Commodity contracts	Other assets	2,594	Other assets	2,011
Mortgage contracts	Other assets	247	Other assets	70

Total derivatives not designated as hedging instruments under Statement 133		$17,173		$16,181

Total derivatives		$17,173		$16,897

	Liability Derivatives
	June 30, 2008		December 31, 2007
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$85	Other liabilities	$649
Mortgage contracts	Other liabilities	—	Other liabilities	62

Total derivatives designated as hedging instruments under Statement 133		$85		$711

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$14,781	Other liabilities	$14,100
Commodity contracts	Other liabilities	2,594	Other liabilities	2,011
Mortgage contracts	Other liabilities	345	Other liabilities	55

Total derivatives not designated as hedging instruments under Statement 133		$17,720		$16,166

Total derivatives		$17,805		$16,877

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2008, are as follows:

		Three months	Six months
		ended	ended
(dollars in thousands)		June 30, 2008	June 30, 2008
Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$839	$1,102
Interest rate contracts (2)	Other income / (expense)	(26)	90

Total		$813	$1,192

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$(303)	$(303)
Interest rate contracts (3)	Other income / (expense)	(331)	(1,063)
Mortgage contracts	Mortgage banking revenue	19	(115)

Total		$(615)	$(1,481)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges under SFAS 133.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value under SFAS 159. See Note 19 to the consolidated financial statements.
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
During 2007, seventy-three financial centers were sold in a series of sale leaseback transactions to an unrelated party. Old National received cash proceeds of $176.3 million, net of selling costs. The properties sold had a carrying value of $65.3 million, resulting in a gain of $111.1 million. In 2007, $4.7 million of this gain was recognized, the remainder has been deferred and is being amortized over the term of the leases. The leases have terms of ten to twenty-four years, and Old National has the right, at its option, to extend the term of the leases for four additional successive terms of five years each, upon specified terms and conditions. Under the agreements signed in 2007, Old National is obligated to pay base rents for the properties in an aggregate annual amount of $14.0 million in the first year.
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

During the first six months of 2008, Old National sold six financial centers in a series of sale leaseback transactions to unrelated parties. Old National received cash proceeds of $9.7 million, net of selling costs. The properties sold had a carrying value of $7.2 million. The $2.5 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen to twenty years. Under the lease agreements, Old National is obligated to pay a base rent of $0.9 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.108 billion and standby letters of credit of $113.4 million at June 30, 2008. At June 30, 2008, approximately $1.030 billion of the loan commitments had variable rates and $78 million had fixed rates, with the fixed interest rates ranging from 0% to 21.0%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2008 and December 31, 2007, the balance of the allowance for unfunded loan commitments was $3.2 million and $3.7 million, respectively.
At June 30, 2008 and December 31, 2007, Old National had credit extensions of $36.6 million and $55.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2008 and December 31, 2007, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $32.7 million and $41.8 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2008, the notional amount of standby letters of credit was $113.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.
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
In order to measure performance for each segment, Old National allocates capital and corporate overhead to each segment. Capital and corporate overhead are allocated to each segment using various methodologies, which are subject to periodic changes by management. Intersegment sales and transfers are not significant.

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
Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended June 30, 2008
Net interest income	$64,813	$(2,652)	$(817)	$61,344
Provision for loan losses	5,493	207	—	5,700
Noninterest income	21,382	5,236	16,895	43,513
Noninterest expense	56,193	1,148	17,493	74,834
Income (loss) before income taxes	24,509	1,229	(1,415)	24,323
Total assets	4,971,884	2,514,308	115,594	7,601,786

Three months ended June 30, 2007
Net interest income	$58,632	$(3,509)	$(782)	$54,341
Provision for loan losses	193	(193)	—	—
Noninterest income	18,799	1,848	18,092	38,739
Noninterest expense	50,244	862	17,328	68,434
Income (loss) before income taxes	26,994	(2,330)	(18)	24,646
Total assets	5,141,364	2,720,849	125,529	7,987,742

Six months ended June 30, 2008
Net interest income	$128,053	$(5,681)	$(1,238)	$121,134
Provision for loan losses	27,379	226	—	27,605
Noninterest income	40,483	11,879	38,027	90,389
Noninterest expense	108,108	2,483	35,179	145,770
Income before income taxes	33,049	3,489	1,610	38,148
Total assets	4,971,884	2,514,308	115,594	7,601,786

Six months ended June 30, 2007
Net interest income	$113,698	$(6,146)	$(1,409)	$106,143
Provision for loan losses	2,172	273	—	2,445
Noninterest income	37,450	(105)	36,151	73,496
Noninterest expense	105,579	1,204	34,684	141,467
Income (loss) before income taxes	43,397	(7,728)	58	35,727
Total assets	5,141,364	2,720,849	125,529	7,987,742
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
Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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
Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$1,874,540	—	$1,832,880	$41,660
Residential loans held for sale	16,620	—	16,620	—
Derivative assets	17,173	—	17,173	—
Financial Liabilities
Certain retail certificates of deposit	49,775	—	49,775	—
Derivative liabilities	17,805	—	17,805	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Securities
Available-for-
(dollars in thousands)	Sale
Beginning balance, April 1, 2008	$—
Transfers in and/or out of Level 3	41,660

Ending balance, June 30, 2008	$41,660

Certain investment securities available-for-sale were measured using Level 3 inputs at June 30, 2008 because the pricing source used earlier in 2008 for these securities was no longer available. The Company calculated the fair value of these securities using discounted cash flow.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$22,635	—	—	$22,635
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $40.3 million, with a valuation allowance of $17.7 million at June 30, 2008.
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
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $124 thousand and $220 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $431 thousand and $576 thousand of interest expense for the three and six months ended June 30, 2008, respectively, for certain retail certificates of deposit under SFAS No. 159.
Residential mortgage loans held for sale
Old National has elected the fair value option under SFAS No. 159 for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. These loans are intended for sale and are hedged with derivative instruments. None of these loans are 90 days or more past due, nor are any on nonaccrual status. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. The fair value option was not elected for loans held for investment. This election was effective for applicable loans originated since January 1, 2008.
Certain retail certificates of deposit
Old National has elected the fair value option under SFAS No. 159 for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. This election was adopted prospectively for certain retail certificates of deposit originated since January 1, 2008.

As of June 30, 2008, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$16,620	$289	$16,331
Certain retail certificates of deposit	49,775	37	49,738
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended June 30, 2008:
Changes in Fair Value for the Three Months ended June 30, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	Expense	Earnings
Residential loans held for sale	$120	$1	$—	$121
Certain retail certificates of deposit	690	—	(431)	259
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the six months ended June 30, 2008:
Changes in Fair Value for the Six Months ended June 30, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	Expense	Earnings
Residential loans held for sale	$286	$3	$—	$289
Certain retail certificates of deposit	538	—	(575)	(37)
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of Old National’s results of operations for the three and six months ended June 30, 2008 and 2007, and financial condition as of June 30, 2008, compared to June 30, 2007, and December 31, 2007. This discussion and analysis should be read in conjunction with Old National’s consolidated financial statements and related notes. This discussion contains forward-looking statements concerning Old National’s business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from management’s current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Net income for the second quarter of 2008 is $19.5 million, compared to $19.3 million and $19.6 million for the quarters ended March 31, 2008 and June 30, 2007, respectively. Included in the second quarter of 2008 are securities gains of $2.1 million, the majority resulting from securities called by the issuers, and $0.7 million of impairment expense associated with a book of business held at one of the insurance subsidiaries.
Net interest margin in the second quarter of 2008 improved to 3.85% compared to 3.68% during the first quarter of 2008, and 3.20% year-over-year. The margin continued to benefit from both the Company’s disciplined approach to pricing as well as the Federal Reserve’s interest rate reductions and their impact on the Company’s slightly liability sensitive balance sheet.

Although the Company believes its conservative stance toward underwriting policies and real estate lending has positioned it well, the credit markets continue to be a challenge in 2008. The Company recorded provision expense of $5.7 million during the second quarter. As a percent of total loans, the allowance was 1.31% at June 30, 2008, compared to 1.39% at June 30, 2007. Net charge- offs were 1.35% of average loans in the second quarter of 2008 compared to 0.52% in the first quarter of 2008, and 0.31% year-over-year. Charge-offs as a percentage of average loans in the second quarter of 2008 included 0.93% related to the misconduct of a former loan officer and are not believed to represent systemic issues within the Company’s commercial loan portfolio. Nonperforming loans totaled 1.43% of total loans at June 30, 2008, down from 1.50% at March 31, 2008 and up from 1.20% a year ago.
During the remainder of 2008, management will continue to focus on improving its risk profile, maintaining a strong capital position, measured loan growth in concert with a slowing economy, and managing through this unprecedented credit cycle.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2008	2007	Change	2008	2007	Change
Income Statement Summary:
Net interest income	$61,344	$54,341	12.9%	$121,134	$106,143	14.1%
Provision for loan losses	5,700	—	NM	27,605	2,445	NM
Noninterest income	43,513	38,739	12.3	90,389	73,496	23.0
Noninterest expense	74,834	68,434	9.4	145,770	141,467	3.0
Other Data:
Return on average equity	11.58%	12.30%		11.54%	9.51%
Efficiency ratio	68.37	70.31		66.10	75.20
Tier 1 leverage ratio	8.22	7.29		8.22	7.29
Net charge-offs to average loans	1.35	0.31		0.94	0.35

NM = Not meaningful
Net Interest Income
Net interest income is Old National’s most significant component of earnings, comprising over 57% of revenues at June 30, 2008. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on Old National’s ability to optimize its mix of assets and funding and its net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.6 million and $4.3 million for the three months ended June 30, 2008 and 2007, respectively. Taxable equivalent adjustments for the six months ended June 30, 2008 and 2007 were $9.0 million and $8.5 million, respectively.

Taxable equivalent net interest income was $65.9 million and $130.1 million for the three and six months ended June 30, 2008, up from the $58.6 million and $114.6 million reported for the three and six months ended June 30, 2007. The net interest margin was 3.85% and 3.76% for the three and six months ended June 30, 2008, compared to 3.20% and 3.10% for the three and six months ended June 30, 2007. The increase in both net interest income and net interest margin is primarily due to the decrease in the cost of funding being greater than the decrease in the earning asset yields, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 70 basis points from 6.67% to 5.97% while the cost of interest-bearing liabilities decreased 144 basis points from 3.90% to 2.46% in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average earning assets decreased 48 basis points from 6.59% to 6.11% while the cost of interest-bearing liabilities decreased 120 basis points from 3.92% to 2.72%.
Average earning assets were $6.856 billion for the three months ended June 30, 2008, compared to $7.334 billion for the three months ended June 30, 2007, a decrease of 6.5%, or $478.2 million. Average earning assets were $6.915 billion for the six months ended June 30, 2008, compared to $7.398 billion for the six months ended June 30, 2007, a decrease of 6.5%, or $483.5 million. Significantly affecting average earning assets at June 30, 2008 compared to June 30, 2007, was the reduction in the size of the investment portfolio combined with the reduction of the size of the loan portfolio. During the six months of 2008, $195.8 million of investment securities were sold and $384.5 million were called by the issuers. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in Old National’s markets, more stringent loan underwriting standards and the Company’s desire to lower future potential credit risk by being cautious towards the real estate market. During the last two quarters of 2007, the Company sold $11.4 million of nonaccrual and substandard commercial and commercial real estate loans. During the first quarter of 2008, the Company sold $2.2 million of commercial loans. Year over year, commercial and consumer loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Also affecting margin was a decrease in time deposits. In the last two quarters of 2007, Old National called $98 million of high cost brokered certificates of deposit and $36.6 million of retail certificates of deposit. In the first six months of 2008, $118.2 million of high cost brokered certificates of deposit were called or matured and $95.1 million of retail certificates of deposit were called. In addition, a $50 million bank note matured in the first quarter of 2008 and $100 million of medium-term notes matured in the second quarter of 2008. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities, due to the Company’s ability to purchase low-cost FHLB advances during 2008.
Provision for Loan Losses
The provision for loan losses was $5.7 million for the three months ended June 30, 2008, with a $27.6 million provision for loan losses year-to-date. The 2008 provision compares to no provision during the second quarter of 2007 and $2.4 million provision for the six months ended June 30, 2007. The higher provision in 2008 is primarily attributable to the increase in nonaccrual loans in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits.
Noninterest Income
Old National generates revenues in the form of noninterest income through client fees and sales commissions from its core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2008, was $43.5 million, an increase of $4.8 million, or 12.3%, from the $38.7 million reported for the three months ended June 30, 2007. For the six months ended June 30, 2008, noninterest income was $90.4 million, an increase of $16.9 million, or 23.0%, from the $73.5 million reported for the six months ended June 30, 2007.
Net securities gains were $2.1 million and $6.6 million for the three and six months ended June 30, 2008, compared to net securities losses of $24 thousand and $2.7 million for the three and six months ended June 30, 2007. The 2008 net securities gains were primarily the result of securities which were called by the issuers. In addition, the Company did sell certain securities during the year. The 2007 net securities losses resulted from the balance sheet restructuring.
ATM fees increased by $0.9 million and $1.8 million for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. An increase in debit card usage was the primary reason for the increases.

Amortization of deferred gains associated with the sale leaseback transactions were $1.6 million and $3.2 million for the three and six months ended June 30, 2008, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2007. As discussed in Note 16 to the consolidated financial statements, Old National entered into a series of sale and leaseback transactions beginning in December of 2006. The majority of the gains associated with these transactions were deferred and are being amortized over the term of the leases.
Other income increased $0.9 million and $2.4 million for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. The increase in the quarterly comparison was primarily as a result of an increase in customer derivative fee revenue. The increase in the six month comparison is primarily as a result of a $1.5 million gain associated with the redemption of class B VISA shares recorded during in the first quarter of 2008 combined with an increase in customer derivative fee revenue.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2008, totaled $74.8 million, an increase of $6.4 million, or 9.4%, from the $68.4 million recorded for the three months ended June 30, 2007. For the six months ended June 30, 2008, noninterest expense was $145.8 million, an increase of $4.3 million, or 3.0%, from the $141.5 million recorded for the six months ended June 30, 2007.
Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2008, salaries and benefits were $43.2 million compared to $41.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, salaries and benefits were $85.5 million compared to $82.9 million for the six months ended June 30, 2007. The increases in 2008 are primarily attributable to higher performance-based compensation, medical insurance expenses and annual merit increases.
Occupancy expense increased to $9.6 million and $19.2 million for the three and six months ended June 30, 2008, compared to $5.5 million and $11.9 million for the three and six months ended June 30, 2007, primarily as a result of an increase in rent expense. The increase in rent expense is related to the sale leaseback transactions discussed in Note 16 to the consolidated financial statements. Partially offsetting the increase in rent expense was a decrease in depreciation expense, also related to the sale leaseback transactions.
During the first quarter of 2007, Old National recorded a $1.2 million loss on the extinguishment of debt related to the early retirement of Federal Home Loan Bank advances and repurchase agreements. There was no corresponding loss in 2008.
During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting.
Other expense for the six months ended June 30, 2008, totaled $8.5 million, a decrease of $2.1 million compared to the six months ended June 30, 2007. Included in 2007 is a $1.2 million charge to terminate leases on certain financial centers that were consolidated into more profitable centers and $0.6 million in charitable contributions. In addition, there was a $0.5 million favorable adjustment to the provision for unfunded commitments during 2008.
Provision for Income Taxes
Old National records a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to Old National’s financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 19.9% for the three months ended June 30, 2008, compared to 20.7% for the three months ended June 30, 2007. The provision for income taxes, as a percentage of pre-tax income, was (1.7)% for the six months ended June 30, 2008, compared to 15.1% for the six months ended June 30, 2007. For the three months ended June 30, 2008, the effective tax rate of 19.9% was relatively constant with the three months ended June 30, 2007. The lower effective tax rate for the six months ended June 30, 2008, resulted from a $6.6 million reversal of tax liability related to previous accruals for uncertain tax positions. See note 14 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
Old National’s assets at June 30, 2008, were $7.602 billion, a 4.8% decrease compared to June 30, 2007 assets of $7.988 billion, and an annualized decrease of 6.2% compared to December 31, 2007 assets of $7.846 billion. The reduction of $281.2 million of investment securities in the first six months of 2008 combined with a decrease in commercial real estate loan balances and the various sale-leaseback transactions have lowered our total assets, reducing the Company’s reliance on high-cost deposits and brokered certificates of deposit. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities due to the Company’s ability to purchase low-cost FHLB advances during 2008.
Earning Assets
Old National’s earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $6.782 billion at June 30, 2008, a decrease of 5.2% from June 30, 2007, and an annualized decrease of 6.7% since December 31, 2007.
Investment Securities
Old National classifies investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in the Company’s funding requirements. However, Old National also has some 15- and 20-year fixed-rate mortgage pass-through securities in its held-to-maturity investment portfolio. At June 30, 2008, Old National does not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and recent market conditions. As of June 30, 2008, Old National had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.
At June 30, 2008, the investment securities portfolio was $2.027 billion compared to $2.275 billion at June 30, 2007, a decrease of $247.8 million or 10.9%. Investment securities decreased $281.2 million compared to December 31, 2007, an annualized decrease of 24.4%. Investment securities represented 29.9% of earning assets at June 30, 2008, compared to 31.8% at June 30, 2007, and 32.9% at December 31, 2007. Approximately $384.5 million of investment securities were called by their issuers and $195.8 million of investment securities were sold during the first six months of 2008. The cash proceeds from these sales were used to purchase similarly yielding securities and to reduce brokered certificates of deposit. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
The investment securities available-for-sale portfolio had net unrealized losses of $51.0 million at June 30, 2008, an increase of $0.9 million compared to net unrealized losses of $50.1 million at June 30, 2007, and an increase of $44.3 million compared to net unrealized losses of $6.7 million at December 31, 2007. The increase over the past twelve months was primarily attributable to changes in interest rates and recent market conditions.
The investment portfolio had an average duration of 4.50 years at June 30, 2008, compared to 3.59 years at June 30, 2007, and 2.96 years at December 31, 2007. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.30% for the three months ended June 30, 2008, compared to 5.10% for the three months ended June 30, 2007, and 5.21% for the three months ended December 31, 2007. Average yields on investment securities, on a taxable equivalent basis, were 5.18%, 5.07% and 5.13% for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $16.6 million at June 30, 2008, compared to $19.6 million at June 30, 2007, and $13.0 million at December 31, 2007. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from June 30, 2007, is primarily attributable to increased efficiencies in processing loan sales and the timing of loan sales to the secondary market.

Old National elected the fair value option under SFAS No. 159 prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.3 million as of June 30, 2008.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within the earning assets of Old National, representing 44.6% of earning assets at June 30, 2008, an increase from 43.3% at June 30, 2007, and an increase from 42.3% at December 31, 2007. At June 30, 2008, commercial and commercial real estate loans were $3.023 billion, a decrease of $74.0 million since June 30, 2007, and an increase of $57.5 million since December 31, 2007. Commercial loans have increased $108.9 million since June 30, 2007 while commercial real estate loans have decreased $182.9 million since June 30, 2007. During the last two quarters of 2007, the Company sold $7.6 million of commercial and $3.8 million of commercial real estate loans. During the first quarter of 2008, the Company sold $2.2 million of commercial loans. Weak loan demand in Old National’s markets continues to affect loan growth. Old National’s conservative underwriting standards have also contributed to slower loan growth. The Company continues to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At June 30, 2008, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $23.6 million or 1.9% compared to June 30, 2007, and increased $0.4 million or, annualized, 0.1% since December 31, 2007.
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
At June 30, 2008, residential real estate loans were $516.0 million, a decrease of $29.3 million, or 5.4%, from June 30, 2007.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2008, totaled $188.7 million, a decrease of $4.1 million compared to $192.8 million at June 30, 2007, and a decrease of $2.3 million compared to $191.0 million at December 31, 2007. During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Assets Held for Sale
Assets held for sale were $3.0 million at June 30, 2008, a decrease of $73.3 compared to $76.3 million at June 30, 2007. The sale leaseback transactions during 2007 and the first six months of 2008 were the reason for the decline. Included in assets held for sale at June 30, 2008 are five financial centers that are pending sale. Old National plans to continue occupying these properties under long-term lease agreements.
Other assets have increased $34.4 million, or 28.0%, since December 31, 2007 primarily as a result of an increase in deferred tax assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.731 billion at June 30, 2008, a decrease of 7.1% from $7.247 billion at June 30, 2007, and an annualized decrease of 6.5% from $6.958 billion at December 31, 2007. Included in total funding were deposits of $5.372 billion at June 30, 2008, a decrease of $840.2 million, or 13.5%, compared to June 30, 2007, and a decrease of $291.0 million compared to December 31, 2007. In the last two quarters of 2007, Old National called $98 million of high cost brokered certificates of deposit and $36.6 million of retail certificates of deposit. In the first six months of 2008, Old National called $95.1 million of retail certificates of deposit; and $118.2 million of high cost brokered certificates of deposit were called or matured. Savings deposits increased 48.6% or $294.6 million compared to June 30, 2007. Money market deposits decreased 35.3% or $263.7 million and time deposits decreased 24.9% or $599.9 million compared to June 30, 2007. Year over year, Old National has experienced a shift into lower cost deposit types.

Effective January 1, 2008, Old National elected the fair value option under SFAS No. 159 prospectively for certain retail certificates of deposit. The balance of these retail certificates of deposit was $49.7 million as of June 30, 2008. The aggregate fair value exceeded the carrying value by $37 thousand as of June 30, 2008.
Old National uses wholesale funding to augment deposit funding and to help maintain its desired interest rate risk position. At June 30, 2008, wholesale borrowings, including short-term borrowings and other borrowings, increased $324.2 million, or 31.3%, from June 30, 2007 and increased $63.7 million, or 9.8%, annualized, from December 31, 2007, respectively. Wholesale funding as a percentage of total funding was 20.2% at June 30, 2008, compared to 14.3% at June 30, 2007, and 18.6% at December 31, 2007. Short-term borrowings have increased $132.3 million since June 30, 2007 while long-term borrowings have increased $191.9 million since June 30, 2007. Old National purchased $300.0 million low-cost FHLB advances during the first six months of 2008. In addition, a $50 million bank note matured in the first quarter of 2008 and $100 million of medium-term notes matured in the second quarter of 2008. At June 30, 2008, Old National had drawn $55 million on its revolving credit facility which is included in short-term borrowings. The proceeds were used to help retire the medium term notes.
Other liabilities have increased $106.6 million, or 92.6%, since June 30, 2007 primarily as a result of the deferred gains arising from the sale leaseback transactions entered into by Old National during 2007 and 2008.
Capital
Shareholders’ equity totaled $649.0 million at June 30, 2008, compared to $625.6 million at June 30, 2007, and $652.9 million at December 31, 2007.
During the fourth quarter of 2007, Old National declared a cash dividend of $0.23 per share for the first quarter of 2008, which was included in the fourth quarter 2007 financial results. Old National paid a cash dividend of $0.23 per share for the second quarter of 2008, which reduced equity by $15.3 million. Old National paid cash dividends of $0.22 and $0.44 per share for the three and six months ended June 30, 2007, which decreased equity by $28.9 million. Old National purchased shares of its stock, reducing shareholders’ equity by $0.3 million during the six months ended June 30, 2008, and $4.1 million during the six months ended June 30, 2007. The change in unrealized losses on investment securities decreased equity by $26.7 million and $13.7 million during the six months ended June 30, 2008, and 2007, respectively. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.0 million during the six months ended June 30, 2008, compared to $1.1 million during the six months ended June 30, 2007. In addition, $0.5 million of restricted stock and options were issued in connection with the acquisition of St. Joseph in 2007. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during the first quarter of 2007. The adoption of EITF 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance), also affected equity in the first quarter of 2007, resulting in a $0.1 million reduction.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2008, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. In addition, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2008	2007	2007
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.22%	7.29%	7.72%
Tier 1 capital to risk-adjusted total assets	4.00	11.23	10.07	10.60
Total capital to risk-adjusted total assets	8.00	14.10	13.41	13.34
Shareholders’ equity to assets	N/A	8.54	7.83	8.32
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
Investment Activities
Within Old National’s securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At June 30, 2008, Old National had non-agency collateralized mortgage obligations of $247.8 million or approximately 13% of the available-for-sale securities portfolio.
The Company expects conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities.
At June 30, 2008, Old National does not believe that any individual unrealized loss represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to both changes in interest rates and market aberrations.
The Company also carries a higher exposure to loss in its pooled trust preferred securities due to illiquidity in that market and performance of underlying collateral. At June 30, 2008, Old National had pooled trust preferred securities of approximately $38.5 million, or 2% of the available-for-sale securities portfolio.
The majority of the remaining mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company has the intent and ability to hold all securities in an unrealized loss position at June 30, 2008 until the market value recovers or the securities mature.

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
Old National lends primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2008, the Company had no concentration of loans in any single industry exceeding 10% of its portfolio and has no exposure to foreign borrowers or lesser-developed countries. Old National’s policy is to concentrate its lending activity in the geographic market areas it serves, primarily Indiana, Illinois and Kentucky. Old National continues to be affected by weakness in the economy of its principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.
Summary of under-performing, criticized and classified loans:

	June 30,		December 31,
(dollars in thousands)	2008	2007	2007
Nonaccrual loans
Commercial and commercial real estate	$57,307	$49,680	$30,303
Residential real estate	4,976	4,954	5,996
Consumer	5,769	3,824	4,517

Total nonaccrual loans	68,052	58,458	40,816
Renegotiated loans	—	7	—
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	611	812	738
Residential real estate	—	—	—
Consumer	970	214	773

Total past due loans	1,581	1,026	1,511
Foreclosed properties	3,309	2,272	2,876

Total under-performing assets	$72,942	$61,763	$45,203

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$149,751	$131,769	$115,121
Criticized loans	97,542	89,787	103,210

Total criticized and classified loans	$247,293	$221,556	$218,331

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.43%	1.20%	0.87%
Under-performing assets/total loans and foreclosed properties (1)	1.54	1.27	0.96
Under-performing assets/total assets	0.96	0.77	0.58
Allowance for loan losses/under-performing assets	85.12	109.27	124.91

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $15.9 million for the three months ended June 30, 2008, an increase of $12.1 million from the three months ended June 30, 2007. Net charge-offs for the six months ended June 30, 2008 totaled $22.0 million compared to $8.4 million for the six months ended June 30, 2007. Included in the first six months of 2008 is $13.9 million of charge-offs associated with the misconduct of a former loan officer in the Indianapolis market. Included in the three and six months ended June 30, 2007 is $1.1 million of charge-offs associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second quarter. Net charge-offs to average loans were 1.35% and 0.94% for the three and six months ended June 30, 2008, as compared to 0.31% and 0.35% for the three and six months ended June 30, 2007.

Under-performing assets totaled $72.9 million at June 30, 2008, an increase of $11.1 million compared to $61.8 million at June 30, 2007, and an increase of $27.7 million compared to $45.2 million at December 31, 2007. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2008, were 1.54%, an increase from the June 30, 2007 ratio of 1.27% and an increase from the December 31, 2007 ratio of 0.96%. Nonaccrual loans were $68.1 million at June 30, 2008, compared to $58.5 million at June 30, 2007, and $40.8 million at December 31, 2007. Included in nonaccrual loans at June 30, 2008, is $15.9 million of loans associated with the misconduct of a former loan officer in the Indianapolis market. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized loans were $247.3 million at June 30, 2008, an increase of $25.7 million from June 30, 2007, and an increase of $29.0 million from December 31, 2007.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, Old National maintains an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2008, the allowance for loan losses was $62.1 million, a decrease of $5.4 million compared to $67.5 million at June 30, 2007, and an increase of $5.6 million compared to $56.5 million at December 31, 2007. As a percentage of total loans excluding loans held for sale, the allowance was 1.31% at June 30, 2008, compared to 1.39% at June 30, 2007, and 1.20% at December 31, 2007. The provision for loan losses for the three months ended June 30, 2008, amounted to $5.7 million compared to no provision for the three months ended June 30, 2007. The provision for the six months ended June 30, 2008, amounted to $27.6 million compared to $2.4 million for the six months ended June 30, 2007. Approximately $17.0 million of the increase in the provision during the first quarter of 2008 was associated with the misconduct of a former loan officer in the Indianapolis market.
Old National maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $3.2 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments decreased $0.5 million during the first six months of 2008 from $3.7 million at December 31, 2007, as the methodology indicated a lower reserve balance was appropriate.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors the Company’s interest rate risk. Policy guidelines, in addition to June 30, 2008 and 2007 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% – 15.00%	6.50% – 8.50%	3.00% – 4.00%	3.00% – 4.00%	6.50% – 8.50%	12.00% – 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

6/30/2008	N/A	-3.75%	0.39%	-0.62%	-1.41%	-2.00%
6/30/2007	3.79%	3.92%	2.41%	-1.81%	-3.60%	-5.59%
Net Interest Income — 24 Month Cumulative Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% – 12.50%	5.00% – 7.00%	2.25% – 3.25%	2.25% – 3.25%	5.00% – 7.00%	10.00% – 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

6/30/2008	N/A	-7.20%	-0.89%	-0.08%	-0.55%	-1.06%
6/30/2007	1.68%	2.57%	1.91%	-1.90%	-3.95%	-6.22%
Economic Value of Equity Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% – 30.00%	12.00% – 17.00%	5.00% – 7.50%	5.00% – 7.50%	12.00% – 17.00%	22.00% – 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

6/30/2008	N/A	-9.53%	-1.42%	-3.15%	-7.07%	-10.97%
6/30/2007	-12.18%	-5.18%	-0.65%	-1.02%	-3.43%	-7.90%
Red zone policy limits represent Old National’s absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank’s maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone). Modeling for the “Down 300 Basis Points” for both the Net Interest Income at Risk and Economic Value of Equity scenarios is not applicable in the current rate environment because the scenarios floor at zero before absorbing the full 300 basis point drop.
At June 30, 2008, modeling indicated Old National was within the green zone policy limits for all 12 Month Net Interest Income at Risk Scenarios. Old National’s green zone is considered the normal and acceptable interest rate risk level. The 24 Month Cumulative Net Interest Income at Risk for the Down 200 Scenario was modeled in the red zone policy limit. Management has deemed the scenario unlikely given the company’s interest rate outlook and the market’s inability to sustain an absolute level of interest rates floored at 0.00%. All other modeling scenarios fell within Old National’s green zone, which is considered the normal and acceptable interest rate risk level.

Old National uses derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. The Company’s derivatives had an estimated fair value loss of $632 thousand at June 30, 2008, compared to an estimated fair value gain of $20 thousand at December 31, 2007. In addition, the notional amount of derivatives decreased by $5.4 million as compared to December 31, 2007.
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
Old National’s ability to acquire funding at competitive prices is influenced by rating agencies’ views of the Company’s credit quality, liquidity, capital and earnings. All of the rating agencies place Old National in an investment grade that indicates a low risk of default. Standard and Poor’s, Moody’s Investor Service and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of June 30, 2008. Fitch Rating Services continues to carry a negative outlook in conjunction with their ratings as of June 30, 2008. The senior debt ratings of Old National Bancorp and Old National Bank at June 30, 2008, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Services		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of June 30, 2008, Old National Bank had the capacity to borrow $658 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
Old National Bancorp, the parent company, has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. Old National Bancorp obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At June 30, 2008, the parent company’s other borrowings outstanding was $213.2 million, compared with $258.2 million at March 31, 2008. The $45 million decrease is due to the repayment of a $100 million Senior Note, which was partially offset by a $55 million borrowing on the parent company line of credit. The $55 million borrowed against the Old National Bancorp line of credit is the only parent company debt scheduled to mature within the next 12 months.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The holding company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, Old National Bank requires approval of regulatory authority for the payment of dividends to the holding company in 2008. Such approval was obtained for the payment of dividends at June 30, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of Old National’s customers. Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.108 billion and standby letters of credit of $113.4 million at June 30, 2008. At June 30, 2008, approximately $1.030 billion of the loan commitments had variable rates and $78 million had fixed rates, with the fixed rates ranging from 0% to 21.0%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.6 million.
CONTRACTUAL OBLIGATIONS
The following table presents Old National’s significant fixed and determinable contractual obligations at June 30, 2008:

CONTRACTUAL OBLIGATIONS
	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,564,992	$—	$—	$—	$3,564,992

IRAs, consumer and brokered certificates of deposit	635,148	828,857	144,795	198,625	1,807,425

Short-term borrowings	575,280	—	—	—	575,280

Other borrowings	1,019	126,083	400,734	255,560	783,396

Operating leases	14,597	55,710	52,633	334,726	457,666

(A)	For the remaining six months of fiscal 2008.
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

Management’s analysis of probable losses in the portfolio at June 30, 2008, resulted in a range for allowance for loan losses of $6.6 million with the potential effect to net income ranging from a decrease of $1.5 million to an increase of $2.7 million. These sensitivities are hypothetical and are not intended to represent actual results.

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
•	Derivative Financial Instruments. As part of the Company’s overall interest rate risk management, Old National uses derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by the Company no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments used by the Company have active markets and indications of fair value can be readily obtained. The Company is not using the “short-cut” method of accounting for any fair value derivatives.
•	Income Taxes. The Company is subject to the income tax laws of the U.S., its states and the municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate.

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
•	Valuation of Securities. The fair value of Old National’s securities are determined with reference to price estimates. Different judgments and assumptions used in pricing could result in different estimates of value.

When the fair value of a security is less than its amortized cost for an extended period, the Company considers whether there is an other than temporary impairment in the value of the security. If, in management’s judgment, an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other than temporary impairment). The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

We consider the following factors when determining an other than temporary impairment for a security or investment:
•	The length of time and the extent to which the market value has been less than amortized cost;
•	The financial condition and near-term prospects of the issuer;
•	The underlying fundamentals of the relevant market and the outlook for such market for the near future;
•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value; and
•	When applicable for purchased beneficial interests, the estimated cash flows of the securities are assessed for adverse changes.
Quarterly, securities are evaluated for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other than temporary impairments result in reducing the security’s carrying value to its fair value through the statement of income, which also creates a new carrying value for the investment and a revised yield. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/08 – 04/30/08	49	$16.11	49	4,310,163
05/01/08 – 05/31/08	277	17.48	277	4,309,886
06/01/08 – 06/30/08	—	—	—	4,309,886

Quarter-to-date 06/30/08	326	$17.27	326	4,309,886

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the May 15, 2008, Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
(a)	Election of Directors — The following directors were elected to the Board of Directors, each to hold office for one year (until the 2009 Annual Meeting) and until his successor shall have been duly elected and qualified:

	Vote Counts
Directors (term ending 2009)	For	Withheld
Joseph D. Barnette, Jr.	50,664,710	1,981,306
Alan W. Braun	50,606,046	2,037,775
Larry E. Dunigan	50,437,056	2,206,705
Niel C. Ellerbrook	50,621,360	2,022,401
Andrew E. Goebel	50,838,441	1,805,290
Robert G. Jones	50,527,732	2,118,284
Phelps L. Lambert	50,655,795	1,998,227
Arthur H. McElwee, Jr.	50,913,876	1,729,886
Marjorie Z. Soyugenc	50,577,012	2,077,053
Kelly N. Stanley	50,871,438	1,772,311
Charles D. Storms	50,658,780	1,984,981

(b)	Approval of the Old National Bancorp 2008 Incentive Compensation Plan — Approval of the Old National Bancorp 2008 Incentive Plan, adopted on January 17, 2008 by the Board of Directors:

For — 34,865,634; Votes Against — 5,485,313; Votes Abstained — 2,040,669; Broker nonvotes — 11,801,401

(c)	Ratification of the selection of Independent Public Accountants — Crowe Chizek and Company LLC: For — 51,161,319; Votes Against — 634,621; Votes Abstained — 847,725; Broker nonvotes — 1,549,298

ITEM 5. OTHER INFORMATION
(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
ITEM 6. EXHIBITS

Exhibit No.	Description
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

10.28
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007). 8-K filed with the Securities and Exchange Commission on September 24, 2007).*

10.29
Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

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

Exhibit No.	Description
10.41
Form of Employment Agreement for Robert G. Jones, Daryl D. Moore, Barbara A. Murphy and Christopher A. Wolking (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.42
Severance/Change in Control Agreement between Old National and Annette W. Hudgions (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.43
Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

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

Date: August 4, 2008

EXHIBIT INDEX
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