Form 10-Q
period 2008-09-30
OLD NATIONAL BANCORP /IN/
filed 2008-10-31
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,285,000 shares outstanding at September 30, 2008.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$166,078	$255,192	$192,921
Federal funds sold and resell agreements	9,292	—	179
Money market investments	18,591	8,480	4,074

Total cash and cash equivalents	193,961	263,672	197,174
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored entities and agencies	319,793	688,947	661,221
Mortgage-backed securities	1,108,944	940,967	960,462
States and political subdivisions	327,370	294,884	259,581
Other securities	167,645	215,843	205,096

Investment securities — available-for-sale	1,923,752	2,140,641	2,086,360
Investment securities — held-to-maturity, at amortized cost (fair value $104,641, $124,504 and $130,053 respectively)	105,316	126,769	134,444
Federal Home Loan Bank stock, at cost	41,090	41,090	41,170
Residential loans held for sale, at fair value	11,118	13,000	13,313
Loans:
Commercial	1,799,764	1,694,736	1,692,521
Commercial real estate	1,170,775	1,270,408	1,308,287
Residential real estate	508,112	533,448	539,297
Consumer credit, net of unearned income	1,203,265	1,187,764	1,210,260

Total loans	4,681,916	4,686,356	4,750,365
Allowance for loan losses	(63,466)	(56,463)	(64,138)

Net loans	4,618,450	4,629,893	4,686,227

Premises and equipment, net	46,658	48,652	47,277
Accrued interest receivable	43,714	50,277	50,427
Goodwill	159,198	159,198	159,198
Other intangible assets	28,567	31,778	32,679
Company-owned life insurance	222,380	214,486	211,853
Assets held for sale	2,996	3,969	31,065
Other assets	171,088	122,701	141,298

Total assets	$7,568,288	$7,846,126	$7,832,485

Liabilities
Deposits:
Noninterest-bearing demand	$845,705	$855,449	$840,501
Interest-bearing:
NOW	1,222,967	1,410,667	1,427,485
Savings	923,202	774,054	653,448
Money market	448,667	562,127	690,391
Time (including $48,875, $0 and $0, respectively, at fair value)	1,905,680	2,061,086	2,262,717

Total deposits	5,346,221	5,663,383	5,874,542
Short-term borrowings	541,648	638,247	527,033
Other borrowings	837,315	656,722	612,129
Accrued expenses and other liabilities	207,751	234,893	171,362

Total liabilities	6,932,935	7,193,245	7,185,066

Shareholders’ Equity
Preferred stock, 2,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 66,285, 66,205 and 66,200 shares issued and outstanding, respectively	66,285	66,205	66,200
Capital surplus	566,067	563,675	562,959
Retained earnings	59,684	34,346	41,885
Accumulated other comprehensive loss, net of tax	(56,683)	(11,345)	(23,625)

Total shareholders’ equity	635,353	652,881	647,419

Total liabilities and shareholders’ equity	$7,568,288	$7,846,126	$7,832,485

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income
Loans including fees:
Taxable	$63,455	$82,561	$199,862	$245,055
Nontaxable	5,930	5,502	17,029	16,118
Investment securities, available-for-sale:
Taxable	21,252	23,054	65,312	68,591
Nontaxable	3,642	3,005	10,298	9,141
Investment securities, held-to-maturity, taxable	1,252	1,611	4,005	5, 140
Money market investments	148	215	672	6,133

Total interest income	95,679	115,948	297,178	350,178

Interest Expense
Deposits	22,979	45,064	74,812	145,188
Short-term borrowings	2,552	5,447	9,532	13,011
Other borrowings	10,552	10,219	32,104	30,618

Total interest expense	36,083	60,730	116,448	188,817

Net interest income	59,596	55,218	180,730	161,361
Provision for loan losses	6,842	—	34,447	2,445

Net interest income after provision for loan losses	52,754	55,218	146,283	158,916

Noninterest Income
Wealth management fees	4,163	4,554	13,644	14,267
Service charges on deposit accounts	11,835	11,496	33,355	32,965
ATM fees	4,508	3,771	13,013	10,487
Mortgage banking revenue	1,380	1,208	3,984	3,298
Insurance premiums and commissions	8,782	8,889	30,155	29,682
Investment product fees	2,335	2,675	7,461	8,285
Company-owned life insurance	2,924	2,419	8,435	7, 184
Net securities gains (losses)	45	(472)	6,625	(3,163)
Gain (loss) on derivatives	(186)	170	(1,159)	(22)
Gain on sale leaseback transactions	1,601	774	4,765	947
Other income	1,608	2,087	9,106	7, 137

Total noninterest income	38,995	37,571	129,384	111,067

Noninterest Expense
Salaries and employee benefits	40,466	39,638	125,972	122,534
Occupancy	9,834	5, 898	29,029	17,787
Equipment	2,354	2,683	7,421	8,580
Marketing	3,094	1,738	7,789	6,291
Data processing	4,768	4,656	14,320	14,537
Communication	2,303	2,337	6,825	7, 069
Professional fees	1,729	1,740	5,278	5,548
Loan expense	1,888	1,541	4,882	4,585
Supplies	782	795	2,416	2,584
Loss (gain) on extinguishment of debt	(148)	66	(148)	1,300
Impairment of long-lived assets	—	—	585	1,163
Other expense	5, 393	4,403	13,864	14,984

Total noninterest expense	72,463	65,495	218,233	206,962

Income before income taxes	19,286	27,294	57,434	63,021
Income tax expense	2,271	4,730	1,604	10,116

Net income	$17,015	$22,564	$55,830	$52,905

Net income per common share
Basic net income per share	$0.26	$0.35	$0.85	$0.81
Diluted net income per share	0.26	0.34	0.85	0.80

Weighted average number of common shares outstanding
Basic	65,645	65,601	65,636	65,709
Diluted	65,790	65,658	65,738	65,766

Dividends per common share (1)	$0.23	$0.22	$0.46	$0.66

(1)	A $0.23 cash dividend was paid in the first quarter of 2008. However, the first quarter dividend was declared in December 2007 and is included in fourth quarter 2007 results.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Common Stock		Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2006	66,503	$66,503	$565,106	$35,873	$(25,113)	$642,369
Comprehensive income
Net income	—	—	—	52,905	—	52,905	$52,905
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(65)	(65)	(65)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	299	299	299
Reclassification adjustment on defined benefit pension plans, net of tax	—	—	—	—	1,254	1,254	1,254

Total comprehensive income							$54,393

Adjustment to apply FIN No. 48	—	—	—	(3,368)	—	(3,368)
Adjustment to apply EITF No. 06-5				(118)		(118)
Cash dividends	—	—	—	(43,407)	—	(43,407)
Stock repurchased	(228)	(228)	(3,850)	—	—	(4,078)
Stock based compensation expense	—	—	949	—	—	949
Stock activity under incentive comp plans	(75)	(75)	202	—	—	127
Stock options issued in acquisition	—	—	552	—	—	552

Balance, September 30, 2007	66,200	$66,200	$562,959	$41,885	$(23,625)	$647,419

Balance, December 31, 2007	66,205	$66,205	$563,675	$34,346	$(11,345)	$652,881
Comprehensive income
Net income	—	—	—	55,830	—	55,830	$55,830
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(40,579)	(40,579)	(40,579)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	131	131	131
Reclassification adjustment on defined benefit pension plans, net of tax	—	—	—	—	(4,890)	(4,890)	(4,890)

Total comprehensive income							$10,492

Cash dividends	—	—		(30,492)	—	(30,492)
Stock repurchased	(26)	(26)	(413)	—	—	(439)
Stock based compensation expense	—	—	1,469	—	—	1,469
Stock activity under incentive comp plans	106	106	1,336	—	—	1,442

Balance, September 30, 2008	66,285	$66,285	$566,067	$59,684	$(56,683)	$635,353

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Cash Flows From Operating Activities
Net income	$55,830	$52,905

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,454	6,276
Amortization and impairment of other intangible assets	3,411	2,596
Net discount accretion on investment securities	(1,181)	(1,881)
Restricted stock expense	1,162	728
Stock option expense	308	221
Provision for loan losses	34,447	2,445
Net securities (gains) losses	(6,625)	3,163
Gain on sale leasebacks	(4,765)	(947)
Loss on derivatives	1,159	22
Net gains on sales and write-downs of loans and other assets	(2,172)	(1,021)
(Gain) loss on extinguishment of debt	(148)	1,300
Increase in cash surrender value of company owned life insurance	(7,894)	(5,123)
Residential real estate loans originated for sale	(132,942)	(195,879)
Proceeds from sale of residential real estate loans	137,094	202,000
Decrease in interest receivable	6,563	5,140
Increase in other assets	(27,161)	(9,058)
Decrease in accrued expenses and other liabilities	(11,358)	(19,491)

Total adjustments	(5,648)	(9,509)

Net cash flows provided by operating activities	50,182	43,396

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	17,429
Purchase of subsidiaries	—	(78,109)
Purchases of investment securities available-for-sale	(786,880)	(644,936)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	682,189	630,865
Proceeds from sales of investment securities available-for-sale	262,058	180,257
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	20,958	27,018
Proceeds from redemption of FHLB stock	—	758
Proceeds from sale of loans	2,251	11,712
Net principal collected from (loans made to) customers	(25,200)	256,056
Proceeds from sale of premises and equipment and other assets	7,574	4,286
Proceeds from sale leaseback of real estate	4,542	98,649
Purchase of premises and equipment	(9,349)	(5,826)

Net cash flows provided by investing activities	158,143	498,159

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(9,744)	(76,669)
Savings, NOW and money market deposits	(152,012)	(301,237)
Time deposits	(153,519)	(431,733)
Short-term borrowings	(96,599)	185,803
Payments for maturities on other borrowings	(151,581)	(6,541)
Proceeds from issuance of other borrowings	330,000	25,000
Payments related to retirement of debt	—	(189,551)
Cash dividends paid	(45,407)	(43,407)
Common stock repurchased	(439)	(4,078)
Proceeds from exercise of stock options, including tax benefit	1,265	75
Common stock issued under restricted stock and stock compensation plans	—	52

Net cash flows used in financing activities	(278,036)	(842,286)

Net decrease in cash and cash equivalents	(69,711)	(300,731)
Cash and cash equivalents at beginning of period	263,672	497,905

Cash and cash equivalents at end of period	$193,961	$197,174

Supplemental cash flow information:
Total interest paid	$119,825	$189,803
Total taxes paid (net of refunds)	$16,202	$9,787
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments, income taxes and valuation of securities are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2008 and 2007, and December 31, 2007, and the results of its operations for the three and nine months ended September 30, 2008 and 2007. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2007.
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
FSP FAS 133-1 and FIN 45-4 — In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This staff position amends FASB Statement 133 to require sellers of credit derivatives to disclose information about their credit derivatives and hybrid instruments that have embedded credit derivatives. This staff position also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment/performance risk of the guarantee. It also clarifies the intent of FASB about the effective date of SFAS No. 161. These provisions of this FASB staff position are effective for the Company for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 are not expected to have a material impact on Old National’s consolidated financial position or results of operations.
FSP FAS 157-3 — In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB staff position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB staff position became effective for the Company on October 10, 2008 and did not have a material impact on Old National’s consolidated financial position or results of operations.
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
EITF 06-10 — In March 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This Issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106 - Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 became effective for the Company on January 1, 2008, and did not have a material impact on the Company’s consolidated financial position or results of operations.
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
NOTE 4 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. At September 30, 2008 and 2007, stock options to purchase approximately 5.7 million and 5.8 million shares, respectively, and restricted stock of 0.2 and 0.4 million shares, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares	Three Months Ended			Three Months Ended
in thousands,	September 30, 2008			September 30, 2007
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from operations	$17,015	65,645	$0.26	$22,564	65,601	$0.35

Effect of dilutive securities:
Restricted stock		111			34
Stock options		34			23

Diluted Net Income Per Share
Income from operations and assumed conversions	$17,015	65,790	$0.26	$22,564	65,658	$0.34

(dollars and shares	Nine Months Ended			Nine Months Ended
in thousands,	September 30, 2008			September 30, 2007
except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic Net Income Per Share
Income from continuing operations	$55,830	65,636	$0.85	$52,905	65,709	$0.81

Effect of dilutive securities:
Restricted stock		69			30
Stock options		33			27

Diluted Net Income Per Share
Income from operations and assumed conversions	$55,830	65,738	$0.85	$52,905	65,766	$0.80

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Net income	$17,015	$22,564	$55,830	$52,905
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	(23,060)	22,079	(60,802)	(3,072)
Reclassification adjustment for securities (gains) losses realized in income	(45)	472	(6,625)	3,163
Income tax effect	9,218	(8,898)	26,848	(156)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	—	—	—
Reclassification adjustment on cash flow hedges	73	141	216	492
Income tax effect	(29)	(55)	(85)	(193)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	(4,076)	—	(8,151)	2,091
Income tax effect	1,630	—	3,261	(837)

Total other comprehensive income (loss)	(16,289)	13,739	(45,338)	1,488

Comprehensive income (loss)	$726	$36,303	$10,492	$54,393

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2008 and 2007:

		Unrecognized	Defined	Accumulated
	Unrealized	gain (loss) on	benefit	other
	gains (losses)	cash flow	pension	comprehensive
(dollars in thousands)	on securities	hedges	plans	income (loss)
Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)
Other comprehensive income (loss)	(40,579)	131	(4,890)	(45,338)

Balance at September 30, 2008	$(44,283)	$(524)	$(11,876)	$(56,683)

Balance at December 31, 2006	$(16,286)	$(998)	$(7,829)	$(25,113)
Other comprehensive income (loss)	(65)	299	1,254	1,488

Balance at September 30, 2007	$(16,351)	$(699)	$(6,575)	$(23,625)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2008 and December 31, 2007 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2008
Available-for-sale
U.S. Government-sponsored entities and agencies	$320,414	$1,587	$(2,208)	$319,793
Mortgage-backed securities	1,147,056	4,808	(42,920)	1,108,944
States and political subdivisions	326,110	6,608	(5,348)	327,370
Other securities	204,327	102	(36,784)	167,645

Total available-for-sale securities	$1,997,907	$13,105	$(87,260)	$1,923,752

Held-to-maturity
Mortgage-backed securities	$94,647	$44	$(503)	$94,188
Other securities	10,669	—	(216)	10,453

Total held-to-maturity securities	$105,316	$44	$(719)	$104,641

December 31, 2007
Available-for-sale
U.S. Government-sponsored entities and agencies	$678,545	$10,757	$(355)	$688,947
Mortgage-backed securities	963,039	1,838	(23,910)	940,967
States and political subdivisions	286,898	8,404	(418)	294,884
Other securities	218,888	1,007	(4,052)	215,843

Total available-for-sale securities	$2,147,370	$22,006	$(28,735)	$2,140,641

Held-to-maturity
Mortgage-backed securities	$107,830	$—	$(2,237)	$105,593
Other securities	18,939	—	(28)	18,911

Total held-to-maturity securities	$126,769	$—	$(2,265)	$124,504

Proceeds from the sales and calls of investment securities available-for-sale during the first nine months of 2008 were $262.1 million and $384.7 million, respectively. For the nine months ended September 30, 2008, realized gains were $8.6 million and losses were $2.0 million. Included in the realized net gains were $4.5 million of gains related to securities that were called by the issuers. For the nine months ended September 30, 2007, proceeds from the sales of investment securities available-for-sale were $180.3 million and realized gains were $0.9 million and losses were $4.1 million.
As of September 30, 2008, Old National’s security portfolio consisted of 1,047 securities, 363 of which were in an unrealized loss position. Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and continued financial market stress. Factors considered in evaluating the securities included whether the securities were backed by U.S. Government-sponsored entities and agencies and credit quality concerns surrounding the recovery of the full principal balance.
At September 30, 2008, approximately 79% of the mortgage-backed securities held by Old National were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the cash flow characteristics of the securities and has the intent and ability to hold these securities until a recovery of fair value, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flow as viewed by a market participant, it does not consider the investment in these securitized assets to be other-than-temporarily impaired at September 30, 2008.
The investments within the scope EITF 99-20 include $12.3 million of pooled trust preferred securities made up of seven different issues. These securities were rated A2 and A3 at inception, but during the quarter two were downgraded to Ba1 and one was downgraded to Baa2. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses an OTTI evaluation model to compare the present value of current cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of cash flows is based on the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. At September 30, 2008, our model indicated no adverse change in cash flows despite the fact that the fair values of these securities declined substantially from June 30, 2008 resulting in an unrealized loss of $22.5 million at the end of the quarter.
At September 30, 2008, Old National did not have any securities in its portfolio issued by Lehman Brothers or any preferred or common equity securities issued by Fannie Mae or Freddie Mac.
NOTE 7 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities. Prior to this, these residential loans had been recorded at the lower of cost or market value. At September 30, 2008 and December 31, 2007, Old National had residential loans held for sale of $11.1 million and $13.0 million, respectively.
During the first nine months of 2008, $2.2 million of commercial loans held for investment were reclassified to loans held for sale at the lower of cost or market and sold, with no write-down on the loans transferred. During the first nine months of 2007, commercial real estate loans held for investment of $10.2 million and commercial loans of $4.0 million were transferred to loans held for sale and sold, resulting in a $2.5 million reduction to the allowance for loan losses.

NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2008	2007
Balance, January 1	$56,463	$67,790
Additions:
Provision charged to expense	34,447	2,445
Allowance of acquired bank	—	5,699
Deductions:
Write-downs from loans transferred to held for sale	—	2,527
Loans charged-off	35,345	17,963
Recoveries	(7,901)	(8,694)

Net charge-offs	27,444	11,796

Balance, September 30	$63,466	$64,138

Individually impaired loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Impaired loans without an allowance for loan losses allocation	$12,941	$11,278
Impaired loans with an allowance for loan losses allocation	43,326	19,027

Total impaired loans	$56,267	$30,305

Allowance for loan losses allocated to impaired loans	$15,349	$5,904
For the nine months ended September 30, 2008 and 2007, the average balance of impaired loans was $50.9 million and $43.3 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Nonaccrual loans	$68,446	$40,816
Renegotiated loans	—	—

Total nonperforming loans	$68,446	$40,816

Past due loans (90 days or more and still accruing)	$1,927	$1,511
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. As discussed in the Credit Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, nonaccrual loans at September 30, 2008, included $12.3 million related to the misconduct of a former loan officer.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 and 2007:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2008	$119,325	$39,873	$159,198
Adjustments to goodwill	—	—	—

Balance, September 30, 2008	$119,325	$39,873	$159,198

Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	45,848	—	45,848

Balance, September 30, 2007	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2008 and determined that no impairment existed as of this date. Old National recorded $45.8 million of goodwill in 2007 associated with the acquisition of St. Joseph Capital Corporation.
The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2008 and December 31, 2007 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2008
Amortized intangible assets:
Core deposit	$15,623	$(6,884)	$8,739
Customer business relationships	25,753	(9,669)	16,084
Customer loan relationships	4,413	(669)	3,744

Total intangible assets	$45,789	$(17,222)	$28,567

December 31, 2007
Amortized intangible assets:
Core deposit	$15,623	$(5,897)	$9,726
Customer business relationships	25,553	(7,546)	18,007
Customer loan relationships	4,413	(368)	4,045

Total intangible assets	$45,589	$(13,811)	$31,778

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $3.4 million in 2008 and $2.6 million in 2007.

Estimated amortization expense for the future years is as follows:

(dollars in thousands)
2008 remaining	$939
2009	3,633
2010	3,458
2011	3,321
2012	3,151
Thereafter	14,065

Total	$28,567

NOTE 10 — ASSETS HELD FOR SALE
Assets held for sale are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Assets held for sale:
Land	$895	$1,210
Building and improvements	5,862	7,521

Total	6,757	8,731
Accumulated depreciation	(3,761)	(4,762)

Assets held for sale — net	$2,996	$3,969

Included in assets held for sale at September 30, 2008 are five financial centers which are pending sale. Old National plans to continue occupying these properties under long-term lease arrangements. See note 16 to the consolidated financial statements for additional information on Old National’s long-term lease arrangements.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2008, and December 31, 2007:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rate 3.50%) matured June 2008	$—	$100,000
Senior unsecured note (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 6.81%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(782)	(1,872)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	74,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing September 2009 to January 2023	427,815	124,369
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	—	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,400	4,427
SFAS 133 fair value hedge and other basis adjustments	(1,118)	(2,202)

Total other borrowings	$837,315	$656,722

Contractual maturities of other borrowings at September 30, 2008, were as follows:

(dollars in thousands)
Due in 2008	$10
Due in 2009	2,040
Due in 2010	124,043
Due in 2011	275,046
Due in 2012	150,688
Thereafter	287,388
SFAS 133 fair value hedge and other basis adjustments	(1,900)

Total	$837,315

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.61% and 5.19% at September 30, 2008, and December 31, 2007, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 155% of outstanding debt.
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
At September 30, 2008, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2008 remaining	$93
2009	390
2010	390
2011	390
2012	390
Thereafter	11,704

Total minimum lease payments	13,357
Less amounts representing interest	8,957

Present value of net minimum lease payments	$4,400

LINE OF CREDIT
During the first quarter of 2008, Old National entered into a $100 million revolving credit facility at the parent company level. Three unrelated financial institutions serve as lenders for the facility. At September 30, 2008, Old National had drawn $55 million on the revolving credit facility which is included in short-term borrowings. The facility has an interest rate of LIBOR plus 1.00% and a maturity of 364 days. The revolving line of credit was amended on September 5, 2008 to adjust debt covenant requirements, resulting in a waiver fee of $55 thousand. Old National was in compliance with its debt covenant requirements at September 30, 2008.
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
Old National contributed $0.7 million to cover benefit payments from the Restoration Plan during the first nine months of 2008. Old National expects to contribute an additional $0.1 million to cover benefit payments from the Restoration Plan during the remainder of 2008.
The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Interest cost	$536	$586	$1,607	$1,757
Expected return on plan assets	(792)	(833)	(2,376)	(2,498)
Recognized actuarial loss	158	193	474	579
Settlement	375	451	809	1,050

Net periodic benefit cost	$277	$397	$514	$888

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At September 30, 2008, 1.5 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company granted 278 thousand stock options during the first nine months of 2008. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $0.3 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 15.8%; a risk free interest rate of 3.03%; an expected option term of six years; a 5.33% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first nine months of 2008 as compared to $0.1 million for the first nine months of 2007.

Restricted Stock
The Company granted 136 thousand shares of performance based restricted stock awards to certain key officers during 2008, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. In addition, the Company granted 46 thousand time-based restricted stock awards to certain key officers during 2008, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2008, unrecognized compensation expense was estimated to be $4.7 million for unvested restricted share awards.
Old National recorded expense of $0.8 million, net of tax benefit, during the first nine months of 2008, compared to expense of $0.5 million during the first nine months of 2007 related to the vesting of restricted share awards. Included in the first nine months of 2008 and 2007 is the reversal of $1.2 million and $1.4 million of expense, respectively, associated with certain performance-based restricted stock grants.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Provision at statutory rate of 35%	$6,750	$9,553	$20,102	$22,057
Tax-exempt income	(4,156)	(3,564)	(11,850)	(10,604)
Reversal of portion of unrecognized tax benefits	—	(1,847)	(6,611)	(1,847)
State income taxes	(353)	—	5	—
Other, net	30	588	(42)	510

Income tax expense (benefit)	$2,271	$4,730	$1,604	$10,116

Effective tax rate	11.8%	17.3%	2.8%	16.1%

For the three and nine months ended September 30, 2008, the effective tax rate was lower than the three and nine months ended September 30, 2007. The lower effective tax rate for the three months ended September 30, 2008, resulted from a higher percentage of tax-exempt income to income before income taxes compared to the three months ended September 30, 2007. The lower effective tax rate for the nine months ended September 30, 2008, was primarily a result of a decrease in the unrecognized tax benefit liability, as discussed below.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. In the first quarter of 2008, the Company reversed $6.6 million related to uncertain tax positions accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The positive $6.6 million income tax reversal primarily relates to a U.S. Tax Court decision confirming that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company also has been informed by the Internal Revenue Service that they will not audit tax year 2005 as they previously indicated. As a result of these items, the Company reversed a total of $6.6 million from its unrecognized tax benefit liability which includes $0.5 million of interest.
During the three months ended September 30, 2007, the Company reversed $1.8 million related to uncertain tax positions due to the conclusion of a tax audit effectively settling the year 2002 as well as several items from 2003 and 2004.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2008
Balance at January 1	$11,554
Additions based on tax positions related to the current year	115
Reductions of tax positions of prior years	(4,735)
Settlements	(1,360)

Balance at September 30	$5,574

Approximately $1.8 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $55.1 million and $216.7 million at September 30, 2008 and December 31, 2007, respectively. In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2008, the notional amount of the interest rate lock commitments and forward commitments were $12.7 million and $23.2 million, respectively. At December 31, 2007, the notional amount of the interest rate lock commitments and forward commitments were $6.9 million and $19.6 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Any ineffectiveness associated with these instruments is immaterial and reported in other income in the Consolidated Statement of Income.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $451.3 million and $451.3 million, respectively, at September 30, 2008. At December 31, 2007, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $373.2 million and $373.2 million, respectively. These derivative contracts are not designated against specific assets or liabilities on the Consolidated Balance Sheet and, therefore, do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Old National may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2008		December 31, 2007
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$—	Other assets	$716

Total derivatives designated as hedging instruments under Statement 133		$—		$716

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$15,545	Other assets	$14,100
Commodity contracts	Other assets	662	Other assets	2,011
Foreign exchange contracts	Other assets	62	Other assets	—
Mortgage contracts	Other assets	189	Other assets	70

Total derivatives not designated as hedging instruments under Statement 133		$16,458		$16,181

Total derivatives		$16,458		$16,897

	Liability Derivatives
	September 30, 2008		December 31, 2007
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$67	Other liabilities	$649
Mortgage contracts	Other liabilities	—	Other liabilities	62

Total derivatives designated as hedging instruments under Statement 133		$67		$711

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$16,200	Other liabilities	$14,100
Commodity contracts	Other liabilities	662	Other liabilities	2,011
Foreign exchange contracts	Other liabilities	62	Other liabilities	—
Mortgage contracts	Other liabilities	—	Other liabilities	55

Total derivatives not designated as hedging instruments under Statement 133		$16,924		$16,166

Total derivatives		$16,991		$16,877

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2008, are as follows:

		Three months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2008	September 30, 2008
Derivatives in Statement 133	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$34	$710
Interest rate contracts (2)	Other income / (expense)	128	199

Total		$162	$909

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Hedging Instruments under	Recognized in Income on	Recognized in Income on
Statement 133	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$95	$218
Interest rate contracts (3)	Other income / (expense)	(314)	(1,358)
Mortgage contracts	Mortgage banking revenue	287	172

Total		$68	$(968)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges under SFAS 133.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value under SFAS 159.
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
In December 2006, Old National entered into a sale leaseback agreement with an unrelated third party for its three main buildings in downtown Evansville, Indiana. Old National sold assets with a carrying value of $69.9 million, received approximately $79.0 million in cash and incurred $0.4 million of selling costs. The $8.7 million deferred gain will be amortized over the term of the lease. The agreement requires rent payments of approximately $6.6 million per year over the next 23 years.
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

During the first nine months of 2008, Old National sold six financial centers in a series of sale leaseback transactions to unrelated parties. Old National received cash proceeds of $9.7 million, net of selling costs. The properties sold had a carrying value of $7.2 million. The $2.5 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen to twenty years. Under the lease agreements, Old National is obligated to pay a base rent of $0.9 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.118 billion and standby letters of credit of $111.0 million at September 30, 2008. At September 30, 2008, approximately $1.056 billion of the loan commitments had fixed rates and $62 million had floating rates, with the fixed interest rates ranging from 1% to 21%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. These commitments are not reflected in the consolidated financial statements. At both September 30, 2008 and December 31, 2007, the balance of the allowance for unfunded loan commitments was $3.7 million, respectively.
At September 30, 2008 and December 31, 2007, Old National had credit extensions of $30.9 million and $55.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2008 and December 31, 2007, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $26.8 million and $41.8 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2008, the notional amount of standby letters of credit was $111.0 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.
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
Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended September 30, 2008
Net interest income	$63,799	$(3,537)	$(666)	$59,596
Provision for loan losses	6,508	334	—	6,842
Noninterest income	21,228	2,319	15,448	38,995
Noninterest expense	55,856	742	15,865	72,463
Income (loss) before income taxes	22,663	(2,294)	(1,083)	19,286
Total assets	4,892,941	2,569,476	105,871	7,568,288

Three months ended September 30, 2007
Net interest income	$59,296	$(3,366)	$(712)	$55,218
Provision for loan losses	(106)	106	—	—
Noninterest income	19,418	1,906	16,247	37,571
Noninterest expense	49,191	954	15,350	65,495
Income (loss) before income taxes	29,629	(2,520)	185	27,294
Total assets	4,992,685	2,716,897	122,903	7,832,485

Nine months ended September 30, 2008
Net interest income	$191,852	$(9,218)	$(1,904)	$180,730
Provision for loan losses	33,887	560	—	34,447
Noninterest income	61,711	14,198	53,475	129,384
Noninterest expense	163,964	3,225	51,044	218,233
Income before income taxes	55,712	1,195	527	57,434
Total assets	4,892,941	2,569,476	105,871	7,568,288

Nine months ended September 30, 2007
Net interest income	$172,994	$(9,512)	$(2,121)	$161,361
Provision for loan losses	2,066	379	—	2,445
Noninterest income	55,634	3,035	52,398	111,067
Noninterest expense	153,536	3,392	50,034	206,962
Income (loss) before income taxes	73,026	(10,248)	243	63,021
Total assets	4,992,685	2,716,897	122,903	7,832,485

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
Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and libor curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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
Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$1,923,752	—	$1,904,232	$19,520
Residential loans held for sale	11,118	—	11,118	—
Derivative assets	16,458	—	16,458	—
Financial Liabilities
Certain retail certificates of deposit	48,875	—	48,875	—
Derivative liabilities	16,991	—	16,991	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust
Preferred
Securities
(dollars in thousands)	Available-for-Sale
Beginning balance, June 30, 2008	$28,735
Accretion/amortization of discount or premium	1
Payments received	—
Decease in market value of securities	(12,767)
Transfers in and/or out of Level 3	3,551

Ending balance, September 30, 2008	$19,520

Included in the income statement is $1 thousand in interest income from the amortization of discounts on securities. The decrease in market value is reflected in the balance sheet as a reduction in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets. The transfers into Level 3 were due to changes in the observability of significant inputs.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$27,977	—	—	$27,977
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $43.3 million, with a valuation allowance of $15.3 million at September 30, 2008.
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
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $122 thousand and $342 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $437 thousand and $1.0 million of interest expense for the three and nine months ended September 30, 2008, respectively, for certain retail certificates of deposit under SFAS No. 159.

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
As of September 30, 2008, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$11,118	$241	$10,877
Certain retail certificates of deposit	48,875	(290)	49,165
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended September 30, 2008:
Changes in Fair Value for the Three Months ended September 30, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	Expense	Earnings
Residential loans held for sale	$(48)	$—	$—	$(48)
Certain retail certificates of deposit	40	—	367	327
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the nine months ended September 30, 2008:
Changes in Fair Value for the Nine Months ended September 30, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	Expense	Earnings
Residential loans held for sale	$238	$3	$—	$241
Certain retail certificates of deposit	498	—	208	290

NOTE 20 — SUBSEQUENT EVENT
In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On October 27, 2008, Old National was notified that they had been preliminarily approved to participate in the TARP Capital Purchase Program and is eligible for $150 million of capital. The Company has thirty days to determine if it will commit to participate in the program.
Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation is assessing its participation in the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007, and financial condition as of September 30, 2008, compared to September 30, 2007, and December 31, 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Net income for the third quarter of 2008 is $17.0 million, compared to $19.5 million and $22.6 million for the quarters ended June 30, 2008 and September 30, 2007, respectively. Third quarter earnings decreased $2.5 million from the prior quarter primarily as a result of lower net interest income and higher provision expense. Securities gains in the third quarter were $45 thousand compared to $2.1 million during the second quarter, however, the third quarter benefited from the reversal of approximately $2.1 million of performance-based compensation expense. The third quarter of 2007 benefited from no provision expense, a $1.6 million recovery of interest on a commercial real estate loan, and a $1.8 million release of a portion of the unrecognized tax benefit liability.
Net interest margin in the third quarter of 2008 was 3.79% compared to 3.85% during the second quarter of 2008, and 3.37% year-over-year. The margin remained strong in the third quarter of 2008 despite a slight decline in average earning assets and our shift to a more neutral balance sheet, or a balance sheet which is less sensitive to falling interest rates.

Although we believe our conservative stance toward underwriting policies and real estate lending has positioned us well, the credit markets continue to be a challenge in 2008. We recorded provision expense of $6.8 million during the third quarter and are seeing core credit quality starting to soften. Non-accrual loans remained relatively flat compared to the prior quarter, however, criticized and classified loans increased 16.5%. We remain cautious on consumer, construction and commercial real estate credit quality. As a percent of total loans, the allowance was 1.36% at September 30, 2008, compared to 1.31% and 1.35% at June 30, 2008 and September 30, 2007, respectively. Net charge- offs were 0.46% of average loans in the third quarter of 2008 compared to 1.35% in the second quarter of 2008, and 0.28% year-over-year. Nonperforming loans totaled 1.46% of total loans at September 30, 2008, compared to 1.43% at June 30, 2008 and 1.04% a year ago.
In addition to the provision, management has been monitoring our investment portfolio very closely. As of September 30, 2008, we had no other than temporary impairment. We had no Lehman Brothers exposure in the available-for-sale investment portfolio at September 30 and only 2.7% of the securities are associated with companies in the financial services industry. In addition, only 1% of the investment portfolio’s market value, or approximately $19.5 million, is invested in pooled trust preferred securities.
During the remainder of 2008, we will continue to focus on maintaining our well-capitalized position, improving our risk profile, and managing through this unprecedented credit cycle.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2008	2007	Change	2008	2007	Change
Income Statement Summary:
Net interest income	$59,596	$55,218	7.9%	$180,730	$161,361	12.0%
Provision for loan losses	6,842	—	NM	34,447	2,445	NM
Noninterest income	38,995	37,571	3.8	129,384	111,067	16.5
Noninterest expense	72,463	65,495	10.6	218,233	206,962	5.4
Other Data:
Return on average equity	10.50%	14.22%		11.20%	11.08%
Efficiency ratio	70.03	67.46		67.36	72.56
Tier 1 leverage ratio	8.29	7.66		8.29	7.66
Net charge-offs to average loans	0.46	0.28		0.78	0.32

NM = Not meaningful
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 58% of revenues at September 30, 2008. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $4.9 million and $4.3 million for the three months ended September 30, 2008 and 2007, respectively. Taxable equivalent adjustments for the nine months ended September 30, 2008 and 2007 were $13.9 million and $12.8 million, respectively.

Taxable equivalent net interest income was $64.5 million and $194.6 million for the three and nine months ended September 30, 2008, up from the $59.5 million and $174.1 million reported for the three and nine months ended September 30, 2007. The net interest margin was 3.79% and 3.77% for the three and nine months ended September 30, 2008, compared to 3.37% and 3.19% for the three and nine months ended September 30, 2007. The increase in both net interest income and net interest margin is primarily due to the decrease in the cost of funding being greater than the decrease in the earning asset yields, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 88 basis points from 6.77% to 5.89% while the cost of interest-bearing liabilities decreased 139 basis points from 3.84% to 2.45% in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average earning assets decreased 61 basis points from 6.65% to 6.04% while the cost of interest-bearing liabilities decreased 126 basis points from 3.89% to 2.63%.
Average earning assets were $6.804 billion for the three months ended September 30, 2008, compared to $7.067 billion for the three months ended September 30, 2007, a decrease of 3.7%, or $263.0 million. Average earning assets were $6.878 billion for the nine months ended September 30, 2008, compared to $7.288 billion for the nine months ended September 30, 2007, a decrease of 5.6%, or $410.0 million. Significantly affecting average earning assets at September 30, 2008 compared to September 30, 2007, was the reduction in the size of the investment portfolio combined with the reduction of the size of the loan portfolio. During the nine months ended September 30, 2008, $259.8 million of investment securities were sold and $384.7 million were called by the issuers. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. During the fourth quarter of 2007, we sold $6.7 million of nonaccrual and substandard commercial and commercial real estate loans. During the first quarter of 2008, we sold $2.2 million of commercial loans. Year over year, commercial and consumer loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Also affecting margin was a decrease in time deposits. During the fourth quarter of 2007, we called $43.1 million of high cost brokered certificates of deposit and $25.5 million of retail certificates of deposit. During the first nine months of 2008, $118.2 million of high cost brokered certificates of deposit were called or matured and $100.5 million of retail certificates of deposit were called. In addition, a $50 million bank note matured in the first quarter of 2008, $100 million of medium-term notes matured in the second quarter of 2008 and $26 million of FHLB advances matured in the third quarter of 2008. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities, due to our ability to purchase low-cost FHLB advances during 2008.
Provision for Loan Losses
The provision for loan losses was $6.8 million for the three months ended September 30, 2008, with a $34.4 million provision for loan losses year-to-date. The 2008 provision compares to no provision during the third quarter of 2007 and $2.4 million provision for the nine months ended September 30, 2007. The higher provision in 2008 is primarily attributable to the increase in nonaccrual loans in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2008, was $39.0 million, an increase of $1.4 million, or 3.7%, from the $37.6 million reported for the three months ended September 30, 2007. For the nine months ended September 30, 2008, noninterest income was $129.4 million, an increase of $18.3 million, or 16.5%, from the $111.1 million reported for the nine months ended September 30, 2007.
Net securities gains were $45 thousand and $6.6 million for the three and nine months ended September 30, 2008, compared to net securities losses of $0.5 million and $3.2 million for the three and nine months ended September 30, 2007. The 2008 net securities gains were primarily the result of securities which were called by the issuers. Partially offsetting these gains during the third quarter is a $1.0 million loss related to the sale of $2.0 million of Lehman Brothers securities. At September 30, 2008, we had no Lehman Brothers securities remaining in the investment portfolio. The 2007 net securities losses resulted from the balance sheet restructuring.

ATM fees increased by $0.7 million and $2.5 million for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. The increase is primarily attributable to a higher volume of debit card usage.
Revenue from company-owned life insurance increased $0.5 million and $1.3 million for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change will result in lower revenues from company-owned life insurance in future periods.
Amortization of deferred gains associated with the sale leaseback transactions were $1.6 million and $4.8 million for the three and nine months ended September 30, 2008, compared to $0.8 million and $0.9 million for the three and nine months ended September 30, 2007. As discussed in Note 16 to the consolidated financial statements, we entered into a series of sale and leaseback transactions beginning in December of 2006. The majority of the gains associated with these transactions were deferred and are being amortized over the term of the leases.
Other income decreased $0.5 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, and increased $2.0 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The decrease in the quarterly comparison was primarily as a result of an increase in losses on sales of other real estate owned. The increase in the nine month comparison is primarily as a result of a $1.5 million gain associated with the redemption of class B VISA shares recorded during the first quarter of 2008 combined with an increase in customer derivative fee revenue.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2008, totaled $72.5 million, an increase of $7.0 million, or 10.6%, from the $65.5 million recorded for the three months ended September 30, 2007. For the nine months ended September 30, 2008, noninterest expense was $218.2 million, an increase of $11.2 million, or 5.4%, from the $207.0 million recorded for the nine months ended September 30, 2007.
Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2008, salaries and benefits were $40.5 million compared to $39.6 million for the three months ended September 30, 2007. Included in the third quarter of 2008 is a reversal of approximately $2.1 million of restricted stock and other performance-based compensation expense compared to a $0.7 million adjustment during the third quarter of 2007. For the nine months ended September 30, 2008, salaries and benefits were $126.0 million compared to $122.5 million for the nine months ended September 30, 2007. The nine months of 2008 includes higher performance-based compensation, medical insurance expenses and an additional $1.1 million of personnel expense associated with the acquisition of St. Joseph Capital Corporation on February 1, 2007.
Occupancy expense increased to $9.8 million and $29.0 million for the three and nine months ended September 30, 2008, compared to $5.9 million and $17.8 million for the three and nine months ended September 30, 2007, primarily as a result of an increase in rent expense. The increase in rent expense is related to the sale leaseback transactions discussed in Note 16 to the consolidated financial statements. Partially offsetting the increase in rent expense was a decrease in depreciation expense, also related to the sale leaseback transactions.
Marketing expense increased by $1.4 million and $1.5 million for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. Increases in newspaper, radio and direct mail advertising were the primary reason for the increases.

During the first quarter of 2007, we recorded a $1.2 million loss on the extinguishment of debt related to the early retirement of Federal Home Loan Bank advances and repurchase agreements.
During the second quarter of 2008, we recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of our insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. The first quarter of 2007 included $1.2 million of impairment associated with eight financial centers that we consolidated into other higher performing financial centers during the first quarter of 2007.
Other expense for the three months ended September 30, 2008, totaled $5.4 million, an increase of $1.0 million compared to the three months ended September 30, 2007. Other expense for the nine months ended September 30, 2008, totaled $13.9 million, a decrease of $1.1 million compared to the nine months ended September 30, 2007. Increases in loan collection expenses and the provision for unfunded commitments were the primary reason for the increase in the quarterly comparison. Included in the first quarter of 2007 is a $1.2 million charge to terminate leases on certain financial centers that were consolidated into more profitable centers. Also included in other expense is the Federal Deposit Insurance Corporation (“FDIC”) assessment expense. On October 7, 2008, the FDIC voted to adopt a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance. We anticipate a significant increase in our assessment beginning in 2009 as a result of both the increase in the assessment and the expiration of our one-time assessment credit.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 11.8% for the three months ended September 30, 2008, compared to 17.3% for the three months ended September 30, 2007. The provision for income taxes, as a percentage of pre-tax income, was 2.8% for the nine months ended September 30, 2008, compared to 16.1% for the nine months ended September 30, 2007. The lower effective tax rate for the three months ended September 30, 2008, resulted from a higher percentage of tax-exempt income to income before income taxes compared to the three months ended September 30, 2007. The lower effective tax rate for the nine months ended September 30, 2008, was primarily a result of a decrease in the unrecognized tax benefit liability. See note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At September 30, 2008, our assets were $7.568 billion, a 3.4% decrease compared to September 30, 2007 assets of $7.832 billion, and an annualized decrease of 4.7% compared to December 31, 2007 assets of $7.846 billion. The reduction of $238.3 million of investment securities in the first nine months of 2008 combined with a decrease in commercial real estate loan balances and the various sale-leaseback transactions have lowered our total assets, reducing our reliance on high-cost deposits and brokered certificates of deposit. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities due to our ability to obtain low-cost FHLB advances during 2008.
Earning Assets
Our earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $6.791 billion at September 30, 2008, a decrease of 3.4% from September 30, 2007, and an annualized decrease of 4.3% since December 31, 2007.
Investment Securities
We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some 15- and 20-year fixed-rate mortgage pass-through securities in our held-to-maturity investment portfolio. At September 30, 2008, we do not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and continued financial market stress. As of September 30, 2008, we had both the intent and ability to hold the securities for a time necessary to recover the amortized cost.

At September 30, 2008, the investment securities portfolio was $2.070 billion compared to $2.262 billion at September 30, 2007, a decrease of $191.8 million or 8.5%. Investment securities decreased $238.3 million compared to December 31, 2007, an annualized decrease of 13.8%. Investment securities represented 30.5% of earning assets at September 30, 2008, compared to 32.2% at September 30, 2007, and 32.9% at December 31, 2007. Approximately $384.7 million of investment securities were called by their issuers and $259.8 million of investment securities were sold during the first nine months of 2008. The cash proceeds from these sales were used to purchase similarly yielding securities and to reduce brokered certificates of deposit. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
The investment securities available-for-sale portfolio had net unrealized losses of $74.2 million at September 30, 2008, an increase of $46.6 million compared to net unrealized losses of $27.6 million at September 30, 2007, and an increase of $67.4 million compared to net unrealized losses of $6.7 million at December 31, 2007. The increase over the past twelve months was primarily attributable to changes in interest rates and the financial crisis affecting the banking system and financial markets.
The investment portfolio had an average duration of 4.76 years at September 30, 2008, compared to 3.30 years at September 30, 2007, and 2.96 years at December 31, 2007. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.38% for the three months ended September 30, 2008, compared to 5.18% for the three months ended September 30, 2007, and 5.21% for the three months ended December 31, 2007. Average yields on investment securities, on a taxable equivalent basis, were 5.25%, 5.11% and 5.13% for the nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $11.1 million at September 30, 2008, compared to $13.3 million at September 30, 2007, and $13.0 million at December 31, 2007. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The decrease in residential loans held for sale from September 30, 2007, is primarily attributable to increased efficiencies in processing loan sales and the timing of loan sales to the secondary market.
We elected the fair value option under SFAS No. 159 prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.2 million as of September 30, 2008.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 43.7% of earning assets at September 30, 2008, an increase from 42.7% at September 30, 2007, and an increase from 42.3% at December 31, 2007. At September 30, 2008, commercial and commercial real estate loans were $2.971 billion, a decrease of $30.3 million since September 30, 2007, and an increase of $5.4 million since December 31, 2007. Commercial loans have increased $107.2 million since September 30, 2007 while commercial real estate loans have decreased $137.5 million since September 30, 2007. During the last quarter of 2007, we sold $4.3 million of commercial and $2.4 million of commercial real estate loans. During the first quarter of 2008, we sold $2.2 million of commercial loans. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At September 30, 2008, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $7.0 million or 0.6% compared to September 30, 2007, and increased $15.5 million or, annualized, 1.7% since December 31, 2007.

Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to private investors. We sell the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. We sell almost all residential real estate loans servicing released without recourse.
At September 30, 2008, residential real estate loans were $508.1 million, a decrease of $31.2 million, or 5.8%, from September 30, 2007.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2008, totaled $187.8 million, a decrease of $4.1 million compared to $191.9 million at September 30, 2007, and a decrease of $3.2 million compared to $191.0 million at December 31, 2007. During the second quarter of 2008, we recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of our insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Assets Held for Sale
Assets held for sale were $3.0 million at September 30, 2008, a decrease of $28.1 million compared to $31.1 million at September 30, 2007. The sale leaseback transactions during 2007 and the first nine months of 2008 were the reason for the decline. Included in assets held for sale at September 30, 2008 are five financial centers that are pending sale. We plan to continue occupying these properties under long-term lease agreements.
Other assets have increased $48.4 million, or 39.4%, since December 31, 2007 primarily as a result of an increase in deferred tax assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.725 billion at September 30, 2008, a decrease of 4.1% from $7.014 billion at September 30, 2007, and an annualized decrease of 4.5% from $6.958 billion at December 31, 2007. Included in total funding were deposits of $5.346 billion at September 30, 2008, a decrease of $528.3 million, or 9.0%, compared to September 30, 2007, and a decrease of $317.2 million compared to December 31, 2007. In the last quarter of 2007, we called $43.1 million of high cost brokered certificates of deposit and $25.5 million of retail certificates of deposit. In the first nine months of 2008, we called $100.5 million of retail certificates of deposit; and $118.2 million of high cost brokered certificates of deposit were called or matured. Savings deposits increased 41.3% or $269.8 million compared to September 30, 2007. Money market deposits decreased 35.0% or $241.7 million and time deposits decreased 15.8% or $357.0 million compared to September 30, 2007. Year over year, we have experienced a shift into lower cost deposit types.
Effective January 1, 2008, we elected the fair value option under SFAS No. 159 prospectively for certain retail certificates of deposit. The balance of these retail certificates of deposit was $49.2 million as of September 30, 2008. The aggregate fair value was lower than the carrying value by $0.3 million as of September 30, 2008.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2008, wholesale borrowings, including short-term borrowings and other borrowings, increased $239.8 million, or 21.1%, from September 30, 2007 and increased $84.0 million, or 8.6%, annualized, from December 31, 2007, respectively. Wholesale funding as a percentage of total funding was 20.5% at September 30, 2008, compared to 16.2% at September 30, 2007, and 18.6% at December 31, 2007. Short-term borrowings have increased $14.6 million since September 30, 2007 while long-term borrowings have increased $225.2 million since September 30, 2007. We purchased $355.0 million low-cost FHLB advances during the first nine months of 2008. In addition, a $50 million bank note matured in the first quarter of 2008, $100 million of medium-term notes matured in the second quarter of 2008 and $26 million of FHLB advances matured in the third quarter of 2008. At September 30, 2008, we had drawn $55 million on our revolving credit facility which is included in short-term borrowings. The proceeds were used to help retire the medium term notes.
Other liabilities have increased $36.4 million, or 21.2%, since September 30, 2007 primarily as a result of the deferred gains arising from the sale leaseback transactions that we entered into during 2007 and 2008.

Capital
Shareholders’ equity totaled $635.4 million at September 30, 2008, compared to $647.4 million at September 30, 2007, and $652.9 million at December 31, 2007.
During the fourth quarter of 2007, we declared a cash dividend of $0.23 per share to be paid in the first quarter of 2008, which was included in the fourth quarter 2007 financial results. We declared cash dividends of $0.23 and $0.46 per share for the three and nine months ended September 30, 2008, which reduced equity by $30.5 million. We paid cash dividends of $0.22 and $0.66 per share for the three and nine months ended September 30, 2007, which decreased equity by $43.4 million. We purchased shares of our stock, reducing shareholders’ equity by $0.4 million during the nine months ended September 30, 2008, and $4.1 million during the nine months ended September 30, 2007. The change in unrealized losses on investment securities decreased equity by $40.6 million and $0.1 million during the nine months ended September 30, 2008, and 2007, respectively. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.9 million during the nine months ended September 30, 2008, compared to $1.1 million during the nine months ended September 30, 2007. In addition, $0.5 million of restricted stock and options were issued in connection with the acquisition of St. Joseph in 2007. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during the first quarter of 2007. The adoption of EITF 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance), also affected equity in the first quarter of 2007, resulting in a $0.1 million reduction.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2008, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. As of September 30, 2008, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2008	2007	2007
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.29%	7.66%	7.72%
Tier 1 capital to risk-adjusted total assets	4.00	11.36	10.52	10.60
Total capital to risk-adjusted total assets	8.00	14.28	13.91	13.34
Shareholders’ equity to assets	N/A	8.39	8.27	8.32
RISK MANAGEMENT
Overview
Management, with the oversight of the Board of Directors, has in place company-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks that we face: credit, market, and liquidity.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At September 30, 2008, we had non-agency collateralized mortgage obligations of $230.6 million or approximately 12% of the available-for-sale securities portfolio.

We expect conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities.
At September 30, 2008, we do not believe that any individual unrealized loss represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to both changes in interest rates and financial market stress.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and performance of underlying collateral. At September 30, 2008, we had pooled trust preferred securities of approximately $19.5 million, or 1% of the available-for-sale securities portfolio.
The majority of the remaining mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. We have the intent and ability to hold all securities in an unrealized loss position at September 30, 2008 until the market value recovers or the securities mature.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was a liability of $121.6 million at September 30, 2008.
Lending Activities
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by our Risk and Credit Policy Committee. This committee, which meets quarterly, is made up of outside directors. The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans and charge-offs. In addition, the committee reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2008, we had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified loans:

	September 30,		December 31,
(dollars in thousands)	2008	2007	2007
Nonaccrual loans
Commercial and commercial real estate	$56,266	$39,403	$30,303
Residential real estate	6,207	5,621	5,996
Consumer	5,973	4,288	4,517

Total nonaccrual loans	68,446	49,312	40,816
Renegotiated loans	—	—	—
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	1,074	1,384	738
Residential real estate	—	—	—
Consumer	853	789	773

Total past due loans	1,927	2,173	1,511
Foreclosed properties	3,178	7,931	2,876

Total under-performing assets	$73,551	$59,416	$45,203

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$173,833	$130,247	$115,121
Criticized loans	114,321	79,102	103,210

Total criticized and classified loans	$288,154	$209,349	$218,331

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.46%	1.04%	0.87%
Under-performing assets/total loans and foreclosed properties (1)	1.57	1.25	0.96
Under-performing assets/total assets	0.97	0.76	0.58
Allowance for loan losses/under-performing assets	86.29	107.95	124.91

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $5.5 million for the three months ended September 30, 2008, an increase of $2.2 million from the three months ended September 30, 2007. Net charge-offs for the nine months ended September 30, 2008 totaled $27.4 million compared to $11.8 million for the nine months ended September 30, 2007. Included in the first nine months of 2008 is $15.6 million of charge-offs associated with the misconduct of a former loan officer in the Indianapolis market. Included in the nine months ended September 30, 2007 is $2.5 million of charge-offs associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second and third quarters of 2007. Net charge-offs to average loans were 0.46% and 0.78% for the three and nine months ended September 30, 2008, as compared to 0.28% and 0.32% for the three and nine months ended September 30, 2007.
Under-performing assets totaled $73.6 million at September 30, 2008, an increase of $14.1 million compared to $59.4 million at September 30, 2007, and an increase of $28.3 million compared to $45.2 million at December 31, 2007. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2008, were 1.57%, an increase from the September 30, 2007 ratio of 1.25% and an increase from the December 31, 2007 ratio of 0.96%. Nonaccrual loans were $68.4 million at September 30, 2008, compared to $49.3 million at September 30, 2007, and $40.8 million at December 31, 2007. Included in nonaccrual loans at September 30, 2008, is $12.3 million of loans associated with the misconduct of a former loan officer in the Indianapolis market. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized loans were $288.2 million at September 30, 2008, an increase of $78.8 million from September 30, 2007, and an increase of $69.8 million from December 31, 2007.

Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2008, the allowance for loan losses was $63.5 million, a decrease of $0.6 million compared to $64.1 million at September 30, 2007, and an increase of $7.0 million compared to $56.5 million at December 31, 2007. As a percentage of total loans excluding loans held for sale, the allowance was 1.36% at September 30, 2008, compared to 1.35% at September 30, 2007, and 1.20% at December 31, 2007. The provision for loan losses for the three months ended September 30, 2008, amounted to $6.8 million compared to no provision for the three months ended September 30, 2007. The provision for the nine months ended September 30, 2008, was $34.4 million compared to $2.4 million for the nine months ended September 30, 2007. The increase in the provision year over year is primarily due to the $17.0 million of expense recorded in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market, and to a lesser extent, softening in the credit markets related to the current economic environment.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $3.7 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was essentially unchanged when compared to the $3.7 million at December 31, 2007.
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, and other relevant market rates or prices. Interest rate risk is our primary market risk and results from timing differences in the re-pricing of assets and liabilities, changes in the slope of the yield curve, and the potential exercise of explicit or embedded options.
We manage interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, and the Executive Balance Sheet Management Committee, a committee comprised of senior executive management. The Funds Management Committee meets quarterly and oversees adherence to policy and recommends policy changes to the Board. The Executive Balance Sheet Management committee meets quarterly. This committee determines balance sheet management strategies and initiatives for the Company. A group comprised of corporate and line management meets monthly to implement strategies and initiatives determined by the Executive Balance Sheet Management Committee.
We use two modeling techniques to quantify the impact of changing interest rates on the Company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of our net interest income and the likely change in our economic value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income and value, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes.

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to September 30, 2008 and 2007 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)
Interest Rate Change in Basis Points (bp)

	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% - 15.00%	6.50% - 8.50%	3.00% - 4.00%	3.00% - 4.00%	6.50% - 8.50%	12.00% - 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

9/30/2008	N/A	-6.51%	-0.82%	0.19%	0.21%	0.00%
9/30/2007	2.76%	2.83%	2.05%	-1.29%	-3.08%	-5.18%
Net Interest Income — 24 Month Cumulative Policies (+/-)
Interest Rate Change in Basis Points (bp)

	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% - 12.50%	5.00% - 7.00%	2.25% - 3.25%	2.25% - 3.25%	5.00% - 7.00%	10.00% - 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

9/30/2008	N/A	-10.21%	-2.32%	0.65%	0.88%	0.68%
9/30/2007	-0.39%	0.85%	1.26%	-0.99%	-2.65%	-4.79%
Economic Value of Equity Policies (+/-)
Interest Rate Change in Basis Points (bp)

	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% - 30.00%	12.00% - 17.00%	5.00% - 7.505	5.00% - 7.50%	12.00% - 17.00%	22.00% - 30.00%
Red Zone	30.00%	17.005	7.50%	7.50%	17.00%	30.00%

9/30/2008	N/A	-14.96%	-2.18%	-2.94%	-6.67%	-10.67%
9/30/2007	-15.19%	-7.32%	-1.81%	-1.32%	-4.11%	-7.80%
Red zone policy limits represent our absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank’s maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone). Modeling for the “Down 300 Basis Points” for both the Net Interest Income at Risk and Economic Value of Equity scenarios is not applicable in the current rate environment because the scenarios floor at zero before absorbing the full 300 basis point drop.
At September 30, 2008, modeling indicated we were within the green zone policy limits for all 12 Month Net Interest Income at Risk “Interest Rate Up” Scenarios. The green zone is considered the normal and acceptable interest rate risk level. The 24 Month Cumulative Net Interest Income at Risk for the Down 200 Basis Points Scenario was modeled in the red zone policy limit. Additionally, modeling for the “Down 200” scenario for both the 12 Month Net Interest Income at Risk and the Economic Value of Equity at Risk fell within the yellow zone. While unlikely that the interest rate goes down 200 basis points, management is working to reduce this exposure to falling rates. The 24 Month Cumulative Net Interest Income at Risk for the Down 100 Basis Points Scenario fell within the yellow zone. This scenario is possible, but certain liabilities will floor at an absolute level of 0.00% while certain assets continue to reprice downward, causing sensitivity that pushes Net Interest Income at Risk into the yellow zone. Management will continue to analyze and evaluate methods of curtailing risk related to Net Interest Income at Risk “Interest Rate Down” Scenarios. All other modeling scenarios fell within our green zone, which is the normal and acceptable level of interest rate risk.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value loss of $533 thousand at September 30, 2008, compared to an estimated fair value gain of $20 thousand at December 31, 2007. In addition, the notional amount of derivatives increased by $3.804 million as compared to December 31, 2007.
Liquidity Risk
Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The Funds Management Committee of the Board of Directors establishes liquidity risk guidelines and, along with the Balance Sheet Management Committee, monitors liquidity risk. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. Standard and Poor’s, Moody’s Investor Service and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of September 30, 2008. On October 13, 2008, Moody’s Investor Service changed Old National Bancorp’s outlook to negative, reflecting concern over Old National’s high dividend payments and corresponding impact to holding company liquidity. Fitch Rating Services continues to carry a negative outlook in conjunction with their ratings as of September 30, 2008. The senior debt ratings of Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”) at September 30, 2008, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of September 30, 2008, the Bank Subsidiary had the capacity to borrow $982.7 million from the Federal Reserve Bank’s discount window. The Bank Subsidiary is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. The Bank Subsidiary maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At September 30, 2008, the Parent Company’s other borrowings outstanding was $213.2 million, which remains unchanged from June 30, 2008. The only Parent Company debt scheduled to mature within the next 12 months is a $55 million line of credit balance that facilitated the repayment of a $100 million Senior Note in June 2008.

Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. As of September 30, 2008, $700 million of debt or other securities were available for issuance under this shelf registration.
Subsequent to quarter-end, Old National Bancorp was preliminarily approved to participate in the U.S. Department of Treasury’s TARP Capital Purchase Program. We applied for and received approval for $150 million of capital. We have thirty days to determine if we will participate in the program.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, the Bank Subsidiary had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The Parent Company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, the Bank Subsidiary requires approval of regulatory authority for the payment of dividends to the Parent Company in 2008. Such approval was obtained for the payment of dividends at September 30, 2008.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.118 billion and standby letters of credit of $111.0 million at September 30, 2008. At September 30, 2008, approximately $1.056 billion of the loan commitments had fixed rates and $62 million had floating rates, with the fixed rates ranging from 1% to 21%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.6 million.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at September 30, 2008:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,440,541	$—	$—	$—	$3,440,541
IRAs, consumer and brokered certificates of deposit	266,425	1,095,122	238,556	305,577	1,905,680
Short-term borrowings	541,648	—	—	—	541,648
Other borrowings	10	126,083	425,734	285,488	837,315
Operating leases	7,298	55,710	52,633	334,630	450,271

(A)	For the remaining three months of fiscal 2008.
We rent certain premises and equipment under operating leases. See note 16 to the consolidated financial statements for additional information on long-term lease arrangements.
We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 15 to the consolidated financial statements.
In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 16 to the consolidated financial statements.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.
Goodwill and Intangibles
•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives for which an intangible asset will be amortized is subjective. Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

•	Judgments and Uncertainties. The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of the Company as a whole and the individual lines of business in which the goodwill or intangibles reside.
Allowance for Loan Losses
•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

The allowance is increased through a provision charged to operating expense. Uncollectible loans are charged-off through the allowance. Recoveries of loans previously charged-off are added to the allowance. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. Our policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. A loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. We monitor the quality of our loan portfolio on an on-going basis and use a combination of detailed credit assessments by relationship managers and credit officers, historic loss trends, and economic and business environment factors in determining the allowance for loan losses. We record provisions for loan losses based on current loans outstanding, grade changes, mix of loans and expected losses. A detailed loan loss evaluation on an individual loan basis for our highest risk loans is performed quarterly. Management follows the progress of the economy and how it might affect our borrowers in both the near and the intermediate term. We have a formalized and disciplined independent loan review program to evaluate loan administration, credit quality and compliance with corporate loan standards. This program includes periodic reviews and regular reviews of problem loan reports, delinquencies and charge-offs.

•	Judgments and Uncertainties. We use migration analysis as a tool to determine the adequacy of the allowance for loan losses for non-retail loans that are not impaired. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination.

We calculate migration analysis using several different scenarios based on varying assumptions to evaluate the widest range of possible outcomes. The migration-derived historical commercial loan loss rates are applied to the current commercial loan pools to arrive at an estimate of probable losses for the loans existing at the time of analysis. The amounts determined by migration analysis are adjusted for management’s best estimate of the effects of current economic conditions, loan quality trends, results from internal and external review examinations, loan volume trends, credit concentrations and various other factors. Historic loss ratios adjusted for expectations of future economic conditions are used in determining the appropriate level of allowance for consumer and residential real estate loans.

•	Effect if Actual Results Differ From Assumptions. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

Management’s analysis of probable losses in the portfolio at September 30, 2008, resulted in a range for allowance for loan losses of $10.1 million with the potential effect to net income ranging from a decrease of $1.1 million to an increase of $5.4 million. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.
•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. On January 1, 2007, we adopted FIN 48 to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. Different judgments and assumptions used in pricing could result in different estimates of value.

When the fair value of a security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. If, in management’s judgment, an other than temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other than temporary impairment).

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

•	Judgments and Uncertainties. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. In addition, significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

•	Effect if Actual Results Differ From Assumptions. An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other than temporary impairments result in reducing the security’s carrying value to its fair value through the statement of income, which also creates a new carrying value for the investment and a revised yield.
FORWARD-LOOKING STATEMENTS
In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National. Forward-looking statements are identified by the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe”, “anticipate” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends.
Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We can not assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry;

•	increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	our ability to execute our business plan;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate loans;

•	changes in the securities markets; and

•	changes in fiscal, monetary and tax policies.
Investors should consider these risks, uncertainties and other factors in addition to risk factors included in our other filings with the SEC.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

07/01/08 - 07/31/08	3,370	$15.28	3,370	4,300,053
08/01/08 - 08/31/08	—	—	—	4,300,053
09/01/08 - 09/30/08	2,199	19.94	2,199	4,297,854

Quarter-to-date 09/30/08	5,569	$17.12	5,569	4,297,854

ITEM 5. OTHER INFORMATION
(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.
ITEM 6. EXHIBITS

Exhibit No.	Description
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

10.44	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Old National’s Form S-8 filed on August 5, 2008).*

10.45	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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

Date: October 31, 2008