Form 10-K
period 2008-12-31
OLD NATIONAL BANCORP /IN/
filed 2009-02-27
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2008, was $906,473,507 (based on the closing price on that date of $14.26). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2008, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the Registrant’s common stock, as of January 30, 2009, was 66,321,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2008 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2008 ANNUAL REPORT ON FORM 10-K
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

PART I
ITEM 1. BUSINESS
GENERAL
Old National Bancorp is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through our non-bank affiliates, we provide services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2008, we employed 2,507 full-time equivalent associates.
COMPANY PROFILE
Old National Bank, our wholly owned banking subsidiary, was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National Bancorp was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. We provide financial services primarily in Indiana, eastern and southeastern Illinois, and central and western Kentucky.
OPERATING SEGMENTS
We operate in two segments: community banking and treasury. Substantially all of our revenues are derived from customers located in, and substantially all of our assets are located in, the United States. A description of each segment follows.
Community Banking Segment
The community banking segment operates through our Old National Bank subsidiary, and has traditionally been the most significant contributor to our revenue and earnings. The primary goal of the community banking segment is to provide products and services that address clients’ needs and help clients reach their financial goals by offering a broad array of quality services. Our financial centers focus on convenience factors such as location, space for private consultations and quick client access to routine transactions.
As of December 31, 2008, Old National Bank operated 117 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.
Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit and lease financing. Typically, residential real estate loans are sold servicing released to secondary investors, with gains or losses from the sales being recognized.
Depository Activities
We strive to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates. We pay interest on the interest-bearing deposits and receive service fee revenue on various accounts. Deposit accounts include products such as noninterest-bearing demand, negotiable order of withdrawal (“NOW”), savings and money market, and time deposits. Debit and ATM cards provide clients with access to their accounts 24 hours a day at any ATM location. We also provide 24-hour telephone access and online banking as well as other electronic banking services.

Investment and Brokerage Services
We, through a registered third party broker-dealer, provide clients with convenient and professional investment services and a variety of brokerage products. This line of business offers a full array of investment options and investment advice to its clients.
Treasury Segment
Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Treasury also provides capital markets products, including interest rate derivatives, foreign exchange and industrial revenue bond financing for our commercial clients.
Other
The following lines of business are included in the “other” column for all periods reported:
Wealth Management
Fiduciary and trust services targeted at high net worth individuals are offered through an affiliate trust company under the business name of Old National Trust Company.
Insurance Agency Services
Through our insurance agency subsidiaries, we offer full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. These subsidiaries are insurance agencies that offer products that are issued and underwritten by various insurance companies not affiliated with us.
Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 to the consolidated financial statements.
MARKET AREA
We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana and Kentucky with continued expansion in the attractive Louisville, Indianapolis and Lafayette markets. In February 2007, we expanded into Northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana.
The following table reflects the market locations where we have a significant share of the deposit market.
Old National Deposit Market Share and Number of Branch Locations
Deposits as of June 30, 2008

	Number of	Deposit Market
Market Location	Branches	Share Rank
Evansville, Indiana	14	1st
Greenville, Kentucky	2	1st
Carbondale, Illinois	2	2nd
Danville, Illinois	2	2nd
Jasper, Indiana	4	2nd
Terre Haute, Indiana	4	2nd
Vincennes, Indiana	3	2nd
Muncie, Indiana	5	3rd
Mishawaka, Indiana	1	3rd
Bloomington, Indiana	4	3rd

Source: FDIC
ACQUISITION AND DIVESTITURE STRATEGY
Since the formation of Old National in 1982, we have acquired more than 40 financial institutions and financial services companies. Future acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets within or near our existing franchise with average to above average growth rates.

As with previous acquisitions, the consideration paid by us will be in the form of cash, debt or Old National Bancorp stock. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.
On November 24, 2008, we entered into a purchase and assumption agreement to acquire the Indiana retail branch banking network of Citizens Financial Group, which consists of 65 branches. Pursuant to the terms of the agreement, Old National has agreed to assume certain deposit liabilities with a balance at September 30, 2008 of approximately $397.4 million and to acquire a portfolio of loans with approximately $15.9 million outstanding as of September 30, 2008. Old National will also acquire cash, real property, furniture and other fixed assets associated with the branches. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington markets. Under the terms of the agreement, Old National will pay Citizens Financial Group approximately $15.9 million in cash. The acquisition is expected to close in the first quarter of 2009.
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

On October 26, 2001, the USA Patriot Act of 2001 was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and the statute and regulations promulgated under it impose a number of significant obligations on entities subject to its provisions, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, met all risk-based capital requirements of the FDIC and OCC as of December 31, 2008. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2008, see Note 21 to the consolidated financial statements.
Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC.
A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 21 to the consolidated financial statements.
Both federal and state law extensively regulate various aspects of the banking business, such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Branching by Old National Bank is subject to the jurisdiction and requires notice to or the prior approval of the OCC.
Old National and Old National Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. The statute limits credit transactions between banks, affiliated companies and its executive officers and its affiliates. The statute prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate. Additionally, all transactions with an affiliate must be on terms substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated parties.
FDICIA accomplished a number of sweeping changes in the regulation of depository institutions, including Old National Bank. FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

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
In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $350 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding Old National’s participation in TARP, refer to the “Financial Condition – Capital” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.
Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Old National’s bank subsidiary elected to participate in the TAGP and both the bank subsidiary and the holding company are eligible to participate in DGP.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Old National, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
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
Risks Related to Old National’s Business
The current banking crisis, including the Enactment of EESA and ARRA, may significantly affect our financial condition, results of operations, liquidity or stock price.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.
EESA, which established TARP, was signed into law in October 2008. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
If Old National’s actual loan losses exceed Old National’s allowance for loan losses, Old National’s net income will decrease.
Old National makes various assumptions and judgments about the collectibility of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans. Despite Old National’s underwriting and monitoring practices, the effect of the declining economy could negatively impact the ability of Old National’s borrowers to repay loans in a timely manner and could also negatively impact collateral values. As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results. Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses. Old National’s assumptions may not anticipate the severity or duration of the current credit cycle and Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands its commercial real estate and commercial lending. In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs. Material additions to Old National’s allowance would materially decrease Old National’s net income. There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.
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
Credit quality issues may broaden in these sectors during 2009 depending on the severity and duration of the declining economy and current credit cycle.

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
We may acquire other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of expenses and risks, including:
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
Old National believes that Old National’s success depends largely on the efforts and abilities of Old National’s senior management. Their experience and industry contacts significantly benefit Old National. The competition for qualified personnel in the financial services industry is intense, and the loss of any of Old National’s key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect Old National’s business. Old National’s ability to continue to attract, retain and motivate key personnel could be impacted by the Company’s participation in CPP. Compensation paid to our executive officers is restricted and the adoption of ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Old National. The executive compensation standards are more stringent than those currently in effect under the CPP or those previously proposed by the Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the ARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.
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
Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as the on-going recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, the Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas which include Indiana, Kentucky and Illinois could have an adverse impact on Old National’s earnings.

Current levels of market volatility are unprecedented
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. The current market volatility could contribute to a further decline in the market value of certain security investments and other assets of Old National and if current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on results of operations, capital or financial position.
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
Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by the Office of Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the State of Indiana. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP and, pursuant to the terms of Old National’s Securities Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Securities Purchase Agreement with Old National to the extent required to comply with any changes in applicable federal statutes. See “Business - Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing institutions, could have a material impact on Old National and its operations.
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
Old National has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition and other factors considered relevant by Old National’s Board of Directors. Additionally, the payment of dividends to the preferred shareholders has priority over the payment of cash dividends to the common stockholders and due to our participation in the CPP, we may not increase our dividend for three years from the date of the Agreement without the consent of the U.S. Treasury, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of Old National.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, during 2007 and 2008, eighty-one financial centers were sold in a series of sale leaseback transactions to unaffiliated third parties. These properties are leased back from the landlord with lease terms ranging from ten to twenty-four years. See Note 19 to the consolidated financial statements.

As of December 31, 2008, Old National and its affiliates operated a total of 117 banking centers, loan production or other financial services offices, primarily in the states of Indiana, Illinois and Kentucky. Of these facilities, 6 were owned and 111 were leased from unaffiliated third parties.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, Old National Bancorp and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
Old National contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Old National cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, Old National believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of Old National, although the outcome of such matters could be material to Old National’s operating results and cash flows for a particular future period, depending on, among other things, the level of Old National’s revenues or income for such period.
In November 2002, several beneficiaries of the Charles Jones Trust and/or the Eula Jones Trust filed a complaint against Old National Bancorp and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) In September of 2008, the Court granted partial summary judgment to the plaintiffs on a (non-dispositive) lease interpretation issue. Old National has filed its own motion for summary judgment, but that motion has not yet been ruled upon by the Court. Old National believes that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NYSE, share volume and dividend data for 2008 and 2007:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2008
First Quarter	$19.26	$13.26	60,502,700	$—
Second Quarter	19.13	14.26	50,756,900	0.23
Third Quarter	25.00	12.71	74,613,700	0.23
Fourth Quarter	20.80	14.14	46,792,400	0.23

2007
First Quarter	$19.42	$17.39	15,749,200	$0.22
Second Quarter	18.68	16.61	22,403,800	0.22
Third Quarter	17.06	14.03	28,821,500	0.22
Fourth Quarter	17.00	14.09	32,876,900	0.45
There were 25,372 shareholders of record as of December 31, 2008. Old National declared cash dividends of $0.69 per share during the year ended December 31, 2008. Old National declared cash dividends of $0.88 per share for 2007 and a cash dividend of $0.23 for the first quarter of 2008 during the year ended December 31, 2007. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 21 to the consolidated financial statements for additional information.
The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2008:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

10/01/08 – 10/31/08	—	$—	—	4,297,854
11/01/08 – 11/30/08	—	—	—	4,297,854
12/01/08 – 12/31/08	1,019	18.58	1,019	4,296,835

Total	1,019	$18.58	1,019	4,296,835

In December 2005, the Board of Directors approved the repurchase of up to 6.0 million shares of stock over a three-year period beginning January 1, 2006 and ending December 31, 2008. The Company repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market during 2008. There were 4,296,835 shares available for repurchase at December 31, 2008 when the program ended.

EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders in 2008 as of December 31, 2008.
2008 EQUITY COMPENSATION PLAN

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plan
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,507,104	$20.55	1,553,512

Equity compensation plans not approved by security holders	—	—	—

Total	6,507,104	$20.55	1,553,512

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.
The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2003, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

							Five-Year
							Growth
(dollars in thousands, except per share data)	2008	2007	2006	2005	2004	2003	Rate
Results of Operations
Net interest income (1)	$262,651	$236,351	$232,243	$240,670	$255,652	$280,414	(1.3)%
Fee and service charge income	154,231	151,734	147,902	149,540	149,162	140,512	1.9
Net securities gains (losses)	7,562	(3,023)	1,471	901	2,936	23,556	(20.3)
Gain on branch divestitures	—	—	3,036	14,597	—	—	N/M
Gain on sale leasebacks	6,320	6,261	—	—	—	—	N/M
Gain (loss) on derivatives	(1,144)	166	1,511	(3,436)	10,790	8,874	N/M

Total revenue (1)	429,620	391,489	386,163	402,272	418,540	453,356	(1.1)

Provision for loan losses	51,464	4,118	7,000	23,100	22,400	85,000	(9.5)
Salaries & other operating expenses	297,229	277,998	264,690	263,811	309,403	275,801	1.5
Income taxes (1)	18,449	34,483	35,100	36,772	26,424	29,504	(9.0)

Income from continuing operations	62,478	74,890	79,373	78,589	60,313	63,051	(0.2)
Discontinued operations (after-tax)	—	—	—	(14,825)	2,751	2,471	N/M

Net income	62,478	74,890	79,373	63,764	63,064	65,522	(0.9)
Preferred stock dividends and discount accretion	298	—	—	—	—	—	N/M

Net income available to common shareholders	$62,180	$74,890	$79,373	$63,764	$63,064	$65,522	(1.0)%

Per Common Share Data (2)
Income from continuing operations (diluted)	$0.95	$1.14	$1.20	$1.15	$0.86	$0.90	1.1%
Net income (diluted)	0.95	1.14	1.20	0.93	0.90	0.93	0.4
Cash dividends (5)	0.69	1.11	0.84	0.76	0.72	0.69	0.0
Book value at year-end	9.56	9.86	9.66	9.61	10.16	10.31	(1.5)
Stock price at year-end	18.16	14.96	18.92	21.64	24.63	20.72	(2.6)
Balance Sheet Data (at December 31)
Total assets	$7,873,890	$7,846,126	$8,149,515	$8,492,022	$8,898,304	$9,363,232	(3.4)%
Loans (3)	4,777,514	4,699,356	4,716,637	4,937,631	4,987,326	5,586,455	(3.1)
Deposits	5,422,287	5,663,383	6,321,494	6,465,636	6,418,709	6,494,839	(3.5)
Other borrowings	834,867	656,722	747,545	954,925	1,306,953	1,613,942	(12.4)
Shareholders’ equity	730,865	652,881	642,369	649,898	704,092	720,880	0.3
Performance Ratios
Return on average assets	0.82%	0.94%	0.97%	0.74%	0.69%	0.69%
Return on average common shareholders’ equity	9.49	11.67	12.43	9.31	8.83	8.72
Common dividend payout (4) (5)	73.51	97.38	70.02	81.06	79.72	73.82
Average equity to average assets	8.67	8.04	7.81	7.94	7.83	7.86
Net interest margin (1)	3.82	3.28	3.15	3.09	3.08	3.18
Efficiency ratio (noninterest expense/revenue) (1)	69.18	71.01	68.54	65.58	73.92	60.84
Net charge-offs to average loans (3)	0.87	0.44	0.37	0.60	0.61	1.21
Allowance for loan losses to ending loans (3)	1.41	1.20	1.44	1.61	1.73	1.71
Other Data
Number of full-time equivalent employees	2,507	2,494	2,568
Number of shareholders	25,372	30,086	25,672
Number of shares traded (in thousands) (2)	232,666	99,851	46,829

(1)	Includes the effect of taxable equivalent adjustments of $19.3 million for 2008, $17.2 million for 2007, $ 19.5 million for 2006, $21.5 million for 2005, $23.9 million for 2004, and $25.1 million for 2003, using the federal statutory tax rate in effect of 35% for all periods.

(2)	All share and per share data have been adjusted for stock dividends. Diluted data assumes the exercise of stock options and the vesting of restricted stock.

(3)	Includes residential loans held for sale.

(4)	Common stock dividends divided by income available to common stockholders.

(5)	2007 includes cash dividends of $.88 paid in 2007 and cash dividends of $.23 declared for the first quarter of 2008.

N/M = Not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2008, 2007 and 2006, and financial condition as of December 31, 2008 and 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
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
CORPORATE DEVELOPMENTS IN FISCAL 2008
2008 full year results include an expanded net interest margin and growth in two key areas. The Company expanded the net interest margin 54 basis points from December 2007 resulting in a $24.1 million increase in net interest income year over year. The margin benefited from improved pricing discipline, declining federal funds rates, and the reduction of higher cost deposits. In addition, commercial loans increased $203.2 million or 12% during the year. This growth, however, was partially offset by our conservative stance on commercial real estate loans which declined $115.5 million, or 9.1% during the year. In addition, noninterest-bearing demand deposits, our most desirable deposit category, increased $33.1 million, or 3.9% from December 2007.
Credit remained challenging in 2008. We saw a significant migration of loans into the Problem and Special Mention categories during the latter part of the year resulting in higher provision costs during the fourth quarter. At December 31, 2008, our reserve for loan losses was $67.1 million, compared to $56.5 million at December 31, 2007. The allowance for loan losses equaled 105% of nonperforming loans at December 31, 2008 compared to 138% at December 31, 2007. Net charge-offs were 0.87% of average loans in 2008 compared to 0.44% in 2007. Included in total net charge-offs of $40.8 million in 2008 were $18.8 million of losses associated with the misconduct of a former loan officer in the Indianapolis market.
Despite the deterioration in economic conditions during the fourth quarter, our capital position remained strong and was further enhanced by our participation in the U.S. Treasury Department Capital Purchase Program for healthy financial institutions. Under the program, we sold preferred, non-voting shares and warrants valued at $100 million to the U.S. Treasury Department. At December 31, 2008, we reported a total risk-based capital ratio of 15.44%, tier 1 risk-based capital ratio of 13.11% and a leverage ratio of 9.75%. All three capital ratios are well above the FDIC guidelines for “well capitalized” institutions.
BUSINESS OUTLOOK
We believe the economy is in a very deep and long lasting recession. During the fourth quarter of 2008, the economic slowdown moved to sectors not previously impacted including the consumer, commercial, industrial and other areas. We are seeing credit issues broaden to these sectors and believe that any recovery will be several quarters away.

The Company will continue to monitor asset quality closely in 2009 and anticipates lower non-interest income as we restructure our company owned life insurance (“COLI”) policies to preserve cash surrender value. In addition, to the degree in which the economy continues to decline, probable losses within the loan portfolio could increase, resulting in a higher provision expense in 2009.
The Company will continue to focus on building its presence in higher growth markets, including Indianapolis, Louisville, Lafayette and northern Indiana. As recently announced on November 25, 2008, we entered into an agreement with Citizens Financial Group to acquire 65 locations, primarily in the key market of Indianapolis. We plan to integrate these branches during the first quarter of 2009.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the years ended December 31, 2008, 2007, and 2006:

(dollars in thousands)	2008	2007	2006
Income Statement Summary:
Net interest income	$243,325	$219,191	$212,717
Provision for loan losses	51,464	4,118	7,000
Noninterest income	166,969	155,138	153,920
Noninterest expense	297,229	277,998	264,690
Other Data:
Return on average common equity	9.49%	11.67%	12.43%
Efficiency ratio	69.18%	71.01%	68.54%
Tier 1 leverage ratio	9.75%	7.72%	8.01%
Net charge-offs to average loans	0.87%	0.44%	0.37%
Comparison of Fiscal Years 2008 and 2007
Net Interest Income
Net interest income was the most significant component of our earnings, comprising over 61% of 2008 revenues. Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $19.3 million for 2008 and $17.2 million for 2007.
Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.
Taxable equivalent net interest income was $262.7 million in 2008, a 11.1% increase from the $236.4 million reported in 2007. The net interest margin was 3.82% for 2008, a 54 basis point increase compared to the 3.28% reported in 2007. The increase in both net interest income and net interest margin is primarily due to the decrease in the cost of funding being greater than the decrease in earning asset yield, combined with a change in the mix of interest earning assets and interest-bearing liabilities. Although average earning assets declined by $338.3 million and the yield on average earning assets decreased 64 basis points from 6.63% to 5.99%, the decrease was more than offset by the 128 basis point decrease in the cost of interest bearing liabilities and the $457.9 million decline in average interest-bearing liabilities. The decrease in average earning assets consisted of a $131.3 million decrease in lower yielding investment securities, a $111.7 million decrease in loans and a $95.3 million decrease in federal funds sold and money market investments. Contributing to the improved margin was the $457.9 million or 7.2% decrease in average interest-bearing liabilities, consisting of a $807.3 million reduction in interest-bearing deposits partially offset by a $349.3 million increase in borrowed funds. The cost of interest-bearing liabilities decreased 128 basis points from 3.80% to 2.52%. Noninterest-bearing deposits increased by $6.5 million. Included in net interest income for 2007 is a $2.6 million recovery of interest on two commercial real estate loans, which increased net interest margin by 4 basis points.

Fluctuation in interest rates has a notable effect on the volume, mix and yield of average earning assets. The target federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, started to decline in September 2007 and was 4.25% at December 31, 2007. The decline continued during 2008 as the economy deteriorated and reached an effective rate of 0% at December 31, 2008.
Significantly affecting average earning assets during 2007 and 2008 was the reduction in the size of the investment portfolio combined with the reduction in the size of the loan portfolio. During 2008, approximately $405.2 million of investment securities were called by the issuers and $278.6 million of investment securities were sold. The cash proceeds from these sales were used to purchase similarly yielding securities and to reduce brokered certificates of deposit. We sold $148.2 million of investment securities during the first quarter of 2007 as we restructured our balance sheet in connection with our acquisition of St. Joseph. In addition, commercial and commercial real estate loans continue to be affected by weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. However, the $169.6 million decline in average commercial real estate loans during 2008 was partially offset by a $99.8 million increase in average commercial loans. We sold $20.9 million of nonaccrual and substandard commercial and commercial real estate loans during 2007. In 2008, we sold $2.2 million of commercial loans. Year-over-year, commercial and consumer loans, which have an average yield higher than the investment portfolio, have increased as a percent of interest earning assets.
Affecting margin were decreases in borrowed funding due to the retirement of $89 million of Federal Home Loan Bank advances and $74 million of repurchase agreements in the first quarter of 2007. We also retired $23 million of Federal Home Loan Bank advances which were acquired from St. Joseph and a $15 million Federal Home Loan Bank advance acquired from St. Joseph also matured in the first quarter of 2007. In 2007, we called $98 million of high cost brokered certificates of deposit and $48.3 million of retail certificates of deposit. During 2008, $137.6 million of high cost brokered certificates of deposit were called or matured and $100.5 million of retail certificates of deposit were called. A $50 million bank note matured in the first quarter of 2008 and $100 million of medium-term notes matured in the second quarter of 2008. In addition, $51 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55 million outstanding was paid off in the fourth quarter of 2008. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities, due to our ability to obtain low-cost FHLB advances during 2008.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.
THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2008			2007			2006
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(tax equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Money market investments and federal funds sold	$21,955	$746	3.40%	$117,202	$6,266	5.35%	$87,594	$4,557	5.20%
Investment securities: (5)
U.S. Treasury & Government-sponsored agencies (1)	1,569,779	78,185	4.98	1,749,656	84,383	4.82	1,799,289	81,894	4.55
States and political subdivisions (3)	329,386	22,745	6.91	263,698	18,656	7.07	408,469	28,306	6.93
Other securities	251,444	13,927	5.54	268,564	14,091	5.25	254,644	13,101	5.14

Total investment securities	2,150,609	114,857	5.34	2,281,918	117,130	5.13	2,462,402	123,301	5.01

Loans: (2)
Commercial (3)	1,779,445	104,617	5.88	1,679,626	125,512	7.47	1,592,286	116,571	7.32
Commercial real estate	1,205,087	74,960	6.22	1,374,703	103,939	7.56	1,466,155	106,569	7.27
Residential real estate (4)	528,049	30,989	5.87	556,038	32,568	5.86	527,876	29,219	5.54
Consumer, net of unearned income	1,190,565	85,679	7.20	1,204,503	93,113	7.73	1,236,823	91,022	7.36

Total loans (4)	4,703,146	296,245	6.30	4,814,870	355,132	7.38	4,823,140	343,381	7.12

Total earning assets	6,875,710	$411,848	5.99%	7,213,990	$478,528	6.63%	7,373,136	$471,239	6.39%

Less: Allowance for loan losses	(61,981)			(68,179)			(76,455)
Non-Earning Assets
Cash and due from banks	155,868			172,963			165,670
Other assets	648,225			666,211			711,072

Total assets	$7,617,822			$7,984,985			$8,173,423

Interest-Bearing Liabilities
NOW deposits	$1,249,482	$6,355	0.51%	$1,490,413	$31,621	2.12%	$1,429,757	$27,397	1.92%
Savings deposits	886,351	12,919	1.46	622,398	15,141	2.43	441,305	5,655	1.28
Money market deposits	487,514	5,456	1.12	758,558	23,623	3.11	886,151	29,437	3.32
Time deposits	1,867,103	70,723	3.79	2,426,346	112,728	4.65	2,616,339	110,095	4.21

Total interest-bearing deposits	4,490,450	95,453	2.13	5,297,715	183,113	3.46	5,373,552	172,584	3.21
Short-term borrowings	616,935	10,902	1.77	461,780	18,193	3.94	402,240	15,995	3.98
Other borrowings	810,052	42,842	5.29	615,878	40,871	6.64	835,583	50,417	6.03

Total interest-bearing liabilities	5,917,437	$149,197	2.52%	6,375,373	$242,177	3.80%	6,611,375	$238,996	3.61%

Noninterest-Bearing Liabilities
Demand deposits	834,981			828,461			800,682
Other liabilities	205,235			139,303			123,007
Shareholders’ equity	660,169			641,848			638,359

Total liabilities and shareholders’ equity	$7,617,822			$7,984,985			$8,173,423

Interest Margin Recap
Interest income/average earning assets		$411,848	5.99%		$478,528	6.63%		$471,239	6.39%
Interest expense/average earning assets		149,197	2.17		242,177	3.35		238,996	3.24

Net interest income and margin		$262,651	3.82%		$236,351	3.28%		$232,243	3.15%

(1)	Includes U.S. Government-sponsored entities and agency mortgage-backed securities.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received. Includes loan fees of $4.9 million in 2008, $4.9 million in 2007 and $5.4 million in 2006.

(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $7.7 million and $11.6 million, respectively, in 2008; $6.3 million and $10.8 million, respectively, in 2007; and $9.6 million and $9.9 million, respectively, in 2006; using the federal statutory tax rate in effect of 35% for all periods.

(4)	Includes residential loans held for sale.

(5)	Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.
NET INTEREST INCOME — RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	2008 vs. 2007			2007 vs. 2006
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Federal funds sold and money market investments	$(5,520)	$(4,163)	$(1,357)	$1,709	$1,561	$148
Investment securities (1)	(2,273)	(6,876)	4,603	(6,171)	(9,150)	2,979
Loans (1)	(58,887)	(7,639)	(51,248)	11,751	(598)	12,349

Total interest income	(66,680)	(18,678)	(48,002)	7,289	(8,187)	15,476

Interest Expense
NOW deposits	(25,266)	(3,169)	(22,097)	4,224	1,224	3,000
Savings deposits	(2,222)	5,135	(7,357)	9,486	3,362	6,124
Money market deposits	(18,167)	(5,737)	(12,430)	(5,814)	(4,106)	(1,708)
Time deposits	(42,005)	(23,583)	(18,422)	2,633	(8,410)	11,043
Short-term borrowings	(7,291)	4,427	(11,718)	2,198	2,357	(159)
Other borrowings	1,971	11,578	(9,607)	(9,546)	(13,918)	4,372

Total interest expense	(92,980)	(11,349)	(81,631)	3,181	(19,491)	22,672

Net interest income	$26,300	$(7,329)	$33,629	$4,108	$11,304	$(7,196)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $7.7 million and $11.6 million, respectively, in 2008; $6.3 million and $10.8 million, respectively, in 2007; and $9.6 million and $9.9 million, respectively, in 2006; using the federal statutory rate in effect of 35% for all periods.
Provision for Loan Losses
The provision for loan losses was $51.5 million in 2008, a $47.3 million increase from the $4.1 million recorded in 2007. The higher provision in 2008 is primarily attributable to the increase in nonaccrual loans in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits combined with an increase in classified and criticized loans in the latter part of 2008. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained relatively constant as a percentage of total revenue at 38.9% in 2008 compared to 39.6% in 2007.
Noninterest income for 2008 was $167.0 million, an increase of $11.8 million, or 7.6% compared to $155.1 million reported for 2007. Net securities gains were $7.6 million during 2008 compared to $3.0 million of losses for 2007. The 2008 net securities gains were primarily the result of securities which were called by the issuers. Also affecting the increase in noninterest income is a $2.8 million increase in ATM and debit card fees and a $1.7 million increase in other income. Partially offsetting these increases were a $1.3 million decrease in wealth management fees, a $1.3 million decrease in gains on derivatives and a $1.2 million decrease in investment product fees.
Wealth management fees were $17.4 million during 2008 compared to $18.7 million during 2007. Trust fee income has declined in connection with the lower market values of managed assets.
ATM fees increased by $2.8 million to $17.2 million in 2008 as compared to $14.4 million in 2007. An increase in debit card usage was the primary reason for the increase.

The $1.2 million decrease in investment product fees resulted primarily from decreased sales of investment products.
Revenue from company-owned life insurance was $9.2 million in 2008 compared to $9.8 million in 2007. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change will result in lower revenues from company-owned life insurance in future periods.
Other income increased $1.7 million in 2008 as compared to 2007. The increase is primarily as a result of a $1.5 million gain associated with the redemption of class B VISA shares recorded during the first quarter of 2008.
The following table presents changes in the components of noninterest income for the years ended December 31.
NONINTEREST INCOME

				% Change From
				Prior Year
(dollars in thousands)	2008	2007	2006	2008	2007
Wealth management fees	$17,361	$18,710	$19,519	(7.2)%	(4.1)%
Service charges on deposit accounts	45,175	44,751	42,291	0.9	5.8
ATM fees	17,234	14,476	12,077	19.1	19.9
Mortgage banking revenue	5,100	4,439	4,143	14.9	7.1
Insurance premiums and commissions	39,153	38,996	41,490	0.4	(6.0)
Investment product fees	9,493	10,727	8,699	(11.5)	23.3
Company-owned life insurance	9,181	9,817	8,966	(6.5)	9.5
Other income	11,534	9,818	10,717	17.5	(8.4)

Total fee and service charge income	154,231	151,734	147,902	1.6	2.6
Net securities gains (losses)	7,562	(3,023)	1,471	N/M	N/M
Gain on branch divestitures	—	—	3,036	N/M	N/M
Gain (loss) on derivatives	(1,144)	166	1,511	N/M	(89.0)
Gain on sale leasebacks	6,320	6,261	—	0.9	N/M

Total noninterest income	$166,969	$155,138	$153,920	7.6%	0.8%

Noninterest income to total revenue (1)	38.9%	39.6%	39.9%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $19.3 million in 2008, $17.2 million in 2007 and $19.5 million in 2006.
N/M = Not meaningful
Noninterest Expense
Noninterest expense for 2008 totaled $297.2 million, an increase of $19.2 million, or 6.9% from the $278.0 million recorded in 2007. The $13.2 million increase in occupancy expense combined with a $6.3 million increase in fraud loss were the primary reasons for the increase in noninterest expense.
Salaries and benefits, the largest component of noninterest expense, totaled $167.8 million in 2008, compared to $163.7 million in 2007, an increase of $4.0 million, or 2.5%. Salaries and benefits expense for 2008 includes higher medical insurance and retirement benefit expense.
Occupancy expense increased $13.2 million in 2008, primarily as a result of a $12.0 million increase in rent expense. The increase in rent expense is related to the sale leaseback transactions that occurred in December of 2006 and 2007. Real estate taxes increased $0.9 million during 2008 as compared to 2007. Partially offsetting these increases was a $0.7 million decrease in depreciation expense as a result of the sale leaseback transactions. Further discussion of the sale leaseback transactions is included in Note 19 to the consolidated financial statements.
Fraud loss expense increased in 2008 due to the inclusion of a $6.3 million charge associated with a check fraud scheme conducted by a commercial customer of Old National Bank, a subsidiary of the Company.

Other noninterest expense totaled $19.0 million for 2008 compared to $22.5 million for 2007, a decrease of $3.5 million, or 15.5%. The decrease is primarily attributable to decreases in loss on extinguishment of debt, donations expense and impairment of long lived assets. During 2007, Old National recorded a $1.5 million loss on the extinguishment of debt related to the early retirement of Federal Home Loan Bank advances and repurchase agreements. Donations totaled $0.3 million in 2008, a decrease of $1.4 million compared to $1.7 million for 2007. The decrease was primarily attributable to the $1.4 million contribution in 2007 to the Old National Bank Foundation. During the second quarter of 2008, we recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of our insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. The first quarter of 2007 included $1.2 million of impairment associated with eight financial centers that we consolidated into other higher performing financial centers during the first quarter of 2007. Also included in other expense is the Federal Deposit Insurance Corporation (“FDIC”) assessment expense. On October 7, 2008, the FDIC voted to adopt a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance. We anticipate a significant increase in our assessment beginning in 2009 as a result of both the increase in the assessment and the expiration of our one-time assessment credit.
The following table presents changes in the components of noninterest expense for the years ended December 31.
NONINTEREST EXPENSE

				% Change From
				Prior Year
(dollars in thousands)	2008	2007	2006	2008	2007
Salaries and employee benefits	$167,764	$163,722	$157,622	2.5%	3.9%
Occupancy	39,668	26,466	19,927	49.9	32.8
Equipment	9,464	11,109	12,728	(14.8)	(12.7)
Marketing	9,554	8,407	10,400	13.6	(19.2)
Data processing	19,021	19,212	17,963	(1.0)	7.0
Communications	9,267	9,334	9,156	(0.7)	1.9
Professional fees	7,187	7,705	7,602	(6.7)	1.4
Loan expense	6,619	5,965	5,696	11.0	4.7
Supplies	3,283	3,495	3,413	(6.1)	2.4
Fraud loss	6,406	90	177	N/M	(49.2)
Other expense	18,996	22,493	20,006	(15.5)	12.4

Total noninterest expense	$297,229	$277,998	$264,690	6.9%	5.0%

N/M = Not meaningful
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes on continuing operations, as a percent of pre-tax income, was (1.4)% in 2008 compared to 18.8% in 2007. The main factors for the decrease in the effective tax rate for 2008 were a higher percentage of tax-exempt income to income before income taxes in 2008 than in 2007 and a decrease in the unrecognized tax benefit liability. See Note 12 to the consolidated financial statements for additional details on Old National’s income tax provision.
Comparison of Fiscal Years 2007 and 2006
In 2007, we generated net income of $74.9 million and diluted net income per share of $1.14 compared to $79.4 million and $1.20, respectively in 2006. The 2007 earnings included a $6.3 million gain on the sale and leaseback of real estate and a decrease of $2.9 million in the provision for loan losses. The 2006 earnings included a $3.0 million gain from the sale of the O’Fallon financial center. Other factors which positively affected 2007 net income included a $2.5 million increase in service charges on deposit accounts and a $2.4 million increase in ATM and debit card fees. Offsetting these increases to net income in 2007 were a $2.5 million decrease in insurance premiums and commissions and a $1.3 million decrease in gains on derivatives. In 2007, we realized $3.0 million of losses on sales of securities in comparison to $1.5 million of gains for 2006.

Taxable equivalent net interest income was $236.4 million in 2007, a 1.8% increase from the $232.2 million reported in 2006. The net interest margin was 3.28% for 2007, a 13 basis point increase compared to 3.15% reported for 2006. Included in net interest income for 2007 is a $2.6 million recovery of interest on two commercial real estate loans, which increased net interest margin by 4 basis points. Although average earning assets declined by $159.1 million during 2007, the yield on average earning assets increased 24 basis points from 6.39% to 6.63%. Average interest-bearing liabilities decreased by $236.0 million in 2007. The cost of interest-bearing liabilities increased 19 basis points from 3.61% to 3.80%.
The provision for loan losses was $4.1 million in 2007, a $2.9 million reduction from the $7.0 million for 2006. The lower provision in 2007 was attributable to a decrease in nonaccrual, criticized and classified loans during 2007 and enhanced credit administration and underwriting functions.
Noninterest income for 2007 was $155.1 million, an increase of $1.2 million, or 0.8% from the $153.9 million reported for 2006. Included in 2007 was a $6.3 million gain on the sale and leaseback of real estate. In addition, service charges on deposit accounts were $2.5 million higher and ATM and debit card fees were $2.4 million higher in 2007 than 2006. Partially offsetting these increases were a $2.5 million decrease in insurance premiums and commissions and a $1.3 million decrease in gains on derivatives. In 2007, Old National realized $3.0 million of losses on sales of securities in comparison to $1.5 million of gains for 2006.
Noninterest expense for 2007 totaled $278.0 million, an increase of $13.3 million, or 5.0% from the $264.7 million recorded in 2006. This increase was primarily related to a $6.5 million increase in occupancy expense and a $6.1 million increase in salaries and benefits expense. The increase in occupancy expense is related to the sale leaseback transactions that occurred in December 2006 and 2007. Included in salaries and benefits expense for 2007 is approximately $3.5 million of expense associated with the acquisition of St. Joseph Capital Corporation.
The provision for income taxes on continuing operations was $17.3 million in 2007 compared to $15.6 million in 2006. Old National’s effective tax rate was 18.8% in 2007 compared to 16.4% in 2006. Contributing to the increase in the effective tax rate in 2007 was a lower percentage of tax-exempt income to income before income taxes. Partially offsetting the increase was a $1.8 million tax settlement that reduced the effective tax rate by 2.0%.
BUSINESS LINE RESULTS
We operate in two operating segments: community banking and treasury. The following table summarizes our business line results for the years ended December 31.
BUSINESS LINE RESULTS

(dollars in thousands)	2008	2007	2006
Community banking	$64,894	$104,467	$97,205
Treasury	(2,357)	(12,113)	(6,017)
Other	(936)	(141)	3,759

Income before income taxes	$61,601	$92,213	$94,947

The 2008 community banking segment profit decreased $39.6 million, primarily as a result of an increase in provision for loan loss expense. The 2007 community banking segment profit increased $7.3 million from 2006, primarily as a result of increased service charges, ATM, and debit card fees.
The 2008 treasury segment profit increased $9.8 million primarily as a result of a $10.6 million increase in net securities gains. The 2008 net securities gains were primarily the result of securities which were called by the issuers. The 2007 treasury segment profit decreased $6.1 million from 2006 primarily as a result of the $4.5 million increase in net securities losses. Contributing to the increase in net securities losses was Old National’s balance sheet restructuring initiative in the first quarter of 2007.
The 2008 “other” segment profit decreased approximately $0.8 million primarily as a result of lower wealth management revenue. The 2007 “other” segment profit decreased approximately $3.9 million from 2006 primarily as a result of intercompany allocations and lower insurance contingency revenue.

FINANCIAL CONDITION
Overview
At December 31, 2008, our total assets were $7.874 billion, a 0.4% increase from $7.846 billion at December 31, 2007. Cash and investment securities decreased during the year, but were more than offset by increases in the loan portfolio and other assets. Earning assets, comprised of investment securities, loans and loans held for sale, and money market investments, were $7.073 billion at December 31, 2008, an increase of $57.1 million, or 0.8%, from $7.016 billion at December 31, 2007. Year over year, higher-cost deposit categories have decreased while borrowed funds have increased due to our ability to obtain low-cost FHLB advances during 2008.
Investment Securities
We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some 15- and 20-year fixed-rate mortgage pass-through securities in our held-to-maturity investment portfolio.
At December 31, 2008, the investment securities portfolio was $2.266 billion compared to $2.309 billion at December 31, 2007, a decrease of 1.9%. Investment securities represented 32.0% of earning assets at December 31, 2008, compared to 32.9% at December 31, 2007. Approximately $405.2 million of investment securities were called by their issuers and $278.6 million of investment securities were sold during 2008. The cash proceeds from these sales were used to purchase similarly yielding securities and to reduce brokered certificates of deposit. Stronger commercial loan demand in the future could result in increased investments in loans and a continued reduction in the investment securities portfolio.
Investment securities available-for-sale portfolio had net unrealized losses of $64.6 million at December 31, 2008, compared to net unrealized losses of $6.7 million at December 31, 2007. The increase over the past twelve months was primarily attributable to changes in interest rates and continued financial market stress. At December 31, 2008, we do not believe any individual unrealized loss on available-for-sale securities represents other-than-temporary impairment. At December 31, 2008, we have both the intent and ability to hold the securities for a time necessary to recover the amortized cost. See Note 3 to the consolidated financial statements for additional details.
The investment portfolio had an effective duration of 3.87 years at December 31, 2008, compared to 2.96 years at December 31, 2007. The weighted average yields on available-for-sale investment securities were 5.42% in 2008 and 5.24% in 2007. The average yields on the held-to-maturity portfolio were 4.50% in 2008 and 4.57% in 2007.
At December 31, 2008, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $183.3 million by Indiana, which represented 25.1% of shareholders’ equity, and $82.3 million by Texas, which represented 11.3% of shareholders’ equity. At December 31, 2007, the aggregate market value of investment securities issued by the state of Indiana and its political subdivisions was $94.1 million, which represented 14.4% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.
Loan Portfolio
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky.

The following table presents the composition of the loan portfolio at December 31.
LOAN PORTFOLIO AT YEAR-END

						Four-Year
(dollars in thousands)	2008	2007	2006	2005	2004	Growth Rate
Commercial	$1,897,966	$1,694,736	$1,629,885	$1,553,742	$1,550,640	5.2%
Commercial real estate	1,154,916	1,270,408	1,386,367	1,534,385	1,653,122	(8.6)
Consumer credit	1,210,951	1,187,764	1,198,855	1,261,797	1,205,657	0.1

Total loans excluding residential real estate	4,263,833	4,152,908	4,215,107	4,349,924	4,409,419	(0.8)
Residential real estate	496,526	533,448	484,896	543,903	555,423	(2.8)

Total loans	4,760,359	4,686,356	4,700,003	4,893,827	4,964,842	(1.0)%

Less: Allowance for loan losses	67,087	56,463	67,790	78,847	85,749

Net loans	$4,693,272	$4,629,893	$4,632,213	$4,814,980	$4,879,093

Commercial and Commercial Real Estate Loans
At December 31, 2008, commercial loans increased $203.2 million while commercial real estate loans decreased $115.5 million, respectively, from December 31, 2007. During 2008, we sold $2.2 million of commercial loans. No write-down was recorded against the allowance for loan losses related to these sales. During 2007, we sold $8.3 million of commercial loans and $12.6 million of commercial real estate loans. A write-down of $5.3 million was recorded against the allowance for loan losses related to these sales. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.
DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2008

	Within	1-5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total
Interest rates:
Predetermined	$190,563	$336,630	$268,142	$795,335
Floating	755,470	258,872	88,289	1,102,631

Total	$946,033	$595,502	$356,431	$1,897,966

Consumer Loans
Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $23.2 million or 2.0% at December 31, 2008, compared to December 31, 2007.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, were $496.5 million at December 31, 2008, a decrease of $36.9 million or 6.9% from December 31, 2007. We sell the majority of residential real estate loans originated into the secondary market, primarily to private investors, as a strategy to better manage interest rate risk and liquidity. We sell almost all residential real estate loans servicing released without recourse.
Allowance for Loan Losses
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. Additional information about our Allowance for Loan Losses is included in the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements.

At December 31, 2008, the allowance for loan losses was $67.1 million, an increase of $10.6 million compared to $56.5 million at December 31, 2007. As a percentage of total loans, the allowance increased to 1.41% at December 31, 2008, from 1.20% at December 31, 2007. During 2008, the provision for loan losses was $51.5 million, an increase of $47.3 million from the $4.1 million recorded in 2007. The higher provision in 2008 is primarily attributable to the increase in nonaccrual loans in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits combined with an increase in classified and criticized loans during the latter part of 2008.
For commercial and commercial real estate loans, the reserve increased by $6.9 million at December 31, 2008, compared to December 31, 2007. The reserve as a percentage of the commercial and commercial real estate loan portfolio increased to 1.73% at December 31, 2008, from 1.55% at December 31, 2007. Nonaccrual loans increased $23.2 million since December 31, 2007. Criticized and classified loans and other classified assets increased $121.2 million, or 55.5%, from December 31, 2007.
The reserve for residential real estate loans as a percentage of that portfolio increased to 0.37% at December 31, 2008, from 0.30% at December 31, 2007. The reserve for consumer loans increased to 1.03% at December 31, 2008, from 0.75% at December 31, 2007. The higher reserve percentages for these portfolios are a result of the expanding economic recession.
Allowance for Losses on Unfunded Commitments
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2008 and 2007, the allowance for losses on unfunded commitments was $3.5 million and $3.7 million, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $17.2 million at December 31, 2008, compared to $13.0 million at December 31, 2007. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The increase in residential loans held for sale from December 31, 2007, is primarily attributable to increased activity in residential lending in late 2008.
We elected the fair value option under SFAS No. 159 prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.6 million as of December 31, 2008.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2008, totaled $186.8 million, a decrease of $4.2 million compared to $191.0 million at December 31, 2007. During the second quarter of 2008, we recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of our insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Assets Held for Sale
Assets held for sale were $2.0 million at December 31, 2008, a decrease of $2.0 million, or 49.8%, compared to $4.0 million at December 31, 2007. During 2008, we sold financial centers with a carrying value of approximately $2.0 million in connection with several sale-leaseback transactions with unrelated parties. Included in assets held for sale at December 31, 2008 are four financial centers that are pending sale. We plan to continue occupying these properties under long-term lease agreements.
Other Assets
Other assets have increased $76.4 million, or 62.2%, since December 31, 2007 primarily as a result of an increase in deferred tax assets and fluctuations in the fair value of derivative financial instruments.

Funding
Total average funding, comprised of deposits and wholesale borrowings, was $6.752 billion at December 31, 2008, a decrease of 6.3% from $7.204 billion at December 31, 2007. Average deposits decreased 13.1% in 2008, compared to a decrease of 0.8% in 2007. Total deposits were $5.422 billion, including $3.476 billion in transaction accounts and $1.946 billion in time deposits at December 31, 2008. Total deposits decreased 4.3% or $241.1 million compared to December 31, 2007. In 2008, we called $100.5 million of retail certificates of deposit; and $137.6 million of high cost brokered certificates of deposit were called or matured. Money market deposits decreased 25.1% or $141.3 million and time deposits decreased 5.6% or $115.4 million compared to December 31, 2007. Savings deposits increased 13.0% or $100.5 million compared to December 31, 2007. Year over year, we have experienced a shift away from high cost brokered certificates of deposit and public funds and into lower cost deposit types.
Effective January 1, 2008, we elected the fair value option under SFAS No. 159 prospectively for certain retail certificates of deposit. The carrying value of these retail certificates of deposit was $49.3 million as of December 31, 2008, and was comprised of a contractual balance of $48.5 million and $0.8 million of fair value adjustments.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale borrowings as a percentage of total funding was 21.5% at December 31, 2008, compared to 18.6% at December 31, 2007. Borrowed funds have increased as a percentage of total funding due to our ability to obtain low-cost FHLB advances during 2008. Short-term borrowings have increased $11.4 million since December 31, 2007 while long-term borrowings have increased $178.1 million compared to December 31, 2007. We purchased $380.0 million of low-cost FHLB advances during 2008. A $50.0 million bank note matured in the first quarter of 2008 and $100.0 million of medium-term notes matured in the second quarter of 2008. In addition, $51.0 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55.0 million outstanding was paid off in the fourth quarter of 2008. See Notes 10 and 11 to the consolidated financial statements for additional details on our financing activities.
The following table presents changes in the average balances of all funding sources for the years ended December 31.
FUNDING SOURCES — AVERAGE BALANCES

				% Change From
				Prior Year
(dollars in thousands)	2008	2007	2006	2008	2007
Demand deposits	$834,981	$828,461	$800,682	0.8%	3.5%
NOW deposits	1,249,482	1,490,413	1,429,757	(16.2)	4.2
Savings deposits	886,351	622,398	441,305	42.4	41.0
Money market deposits	487,514	758,558	886,151	(35.7)	(14.4)
Time deposits	1,867,103	2,426,346	2,616,339	(23.0)	(7.3)

Total deposits	5,325,431	6,126,176	6,174,234	(13.1)	(0.8)
Short-term borrowings	616,935	461,780	402,240	33.6	14.8
Other borrowings	810,052	615,878	835,583	31.5	(26.3)

Total funding sources	$6,752,418	$7,203,834	$7,412,057	(6.3)%	(2.8)%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.
CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2008	$550,018	$117,256	$41,825	$189,755	$201,182
2007	562,077	218,620	91,728	149,238	102,491
2006	932,569	303,074	195,222	228,209	206,064

Capital
Shareholders’ equity totaled $730.9 million or 9.3% of total assets at December 31, 2008, and $652.9 million or 8.3% of total assets at December 31, 2007. The primary reason for the increase in shareholders’ equity at December 31, 2008, compared to December 31, 2007, was the issuance of non-voting preferred shares and common stock warrants to the Treasury Department as part of the Capital Purchase Program for healthy financial institutions.
As part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement with the Treasury Department on December 12, 2008, pursuant to which Old National sold (i) 100,000 shares of Old National’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) warrants (the “Warrants”) to purchase up to 813,008 shares of Old National’s common stock at an initial per share exercise price of $18.45.
The Series T Preferred Stock will qualify as Tier 1 capital and the Treasury Department will be entitled to cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Preferred Stock has priority in the payment of dividends over any cash dividends paid to common stockholders. The adoption of ARRA would permit Old National to redeem the Series T Preferred Stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with Old National’s regulatory agency. The Warrant has a 10-year term and is immediately exercisable upon its issuance. See Note 16 to the consolidated financial statements for additional details on our TARP CPP.
During the fourth quarter of 2007, we declared a cash dividend of $0.23 per share to be paid in the first quarter of 2008, which was included in the 2007 financial results. We declared cash dividends on common stock of $0.69 per share in 2008, which decreased equity by $45.7 million. This compares to cash dividends and accrued dividends of $1.11 per share in 2007, which decreased equity by $72.9 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.5 million in 2008 and $4.1 million in 2007. The repurchases in 2008 related to our employee stock based compensation plans. The change in unrealized losses on investment securities decreased equity by $36.8 million in 2008 and increased equity by $12.6 million in 2007. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $4.2 million in 2008, compared to $1.8 million in 2007. In addition, $0.5 million of restricted stock and options were issued in connection with the acquisition of St. Joseph in 2007. The adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, resulted in a $3.4 million reduction in equity during 2007. The adoption of EITF 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance), also affected equity in 2007, resulting in a $0.1 million reduction.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 21 to the consolidated financial statements.
RISK MANAGEMENT
Overview
Management, with the oversight of the Board of Directors, has in place company-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks we face: credit, market, and liquidity.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At December 31, 2008, we had non-agency collateralized mortgage obligations with a market value of $216.9 million, or approximately 10.2% of the available-for-sale securities portfolio. The unrealized loss on these securities at December 31, 2008, was approximately $60.0 million.

We expect conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities.
At December 31, 2008, we do not believe that any individual unrealized loss represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to both changes in interest rates and financial market stress.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and performance of underlying collateral. At December 31, 2008, we had pooled trust preferred securities with a market value of approximately $19.7 million, or 0.9% of the available-for-sale securities portfolio. The unrealized loss on these securities at December 31, 2008 was approximately $29.2 million.
The majority of the remaining mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. We have the intent and ability to hold all securities in an unrealized loss position at December 31, 2008 until the market value recovers or the securities mature.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $77.2 million at December 31, 2008.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2008, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:
ASSET QUALITY

(dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans
Commercial and commercial real estate	$52,394	$30,303	$32,307	$39,828	$43,677
Residential real estate	5,474	5,996	5,686	5,818	9,281
Consumer	6,173	4,517	3,525	9,943	1,932

Total nonaccrual loans	64,041	40,816	41,518	55,589	54,890
Renegotiated loans	—	—	52	—	—
Past due loans still accruing (90 days or more):
Commercial and commercial real estate	991	738	1,227	183	870
Residential real estate	—	—	127	479	270
Consumer	1,917	773	787	1,173	1,274

Total past due loans	2,908	1,511	2,141	1,835	2,414
Foreclosed properties	2,934	2,876	3,313	3,605	8,331

Total under-performing assets	$69,883	$45,203	$47,024	$61,029	$65,635

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$180,118	$115,121	$153,215	$136,597	$192,214
Other classified assets	34,543	—	—	—	—
Criticized loans	124,855	103,210	119,757	83,213	148,118

Total criticized and classified assets	$339,516	$218,331	$272,972	$219,810	$340,332

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.34%	0.87%	0.88%	1.13%	1.10%
Under-performing assets/total loans and foreclosed properties (1)	1.46	0.96	1.00	1.24	1.31
Under-performing assets/total assets	0.89	0.58	0.58	0.72	0.74
Allowance for loan losses/ under-performing assets	96.00	124.91	144.16	129.20	130.65

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Under-performing assets are closely monitored by our management and consist of: 1) nonaccrual loans, where the ultimate collectibility of interest or principal is uncertain; 2) loans renegotiated in some manner, primarily to provide for a reduction or deferral of interest or principal payments because the borrower’s financial condition deteriorated; 3) loans with principal or interest past due ninety (90) days or more; and 4) foreclosed properties.
Under-performing assets totaled $69.9 million at December 31, 2008 and $45.2 million at December 31, 2007. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 1.46% for 2008 and 0.96% for 2007. The nonaccrual category of under-performing loans was $64.0 million at December 31, 2008, compared to $40.8 million at December 31, 2007. Included in nonaccrual loans at December 31, 2008 is $8.9 million of loans associated with the misconduct of a former loan officer in the Indianapolis market. At December 31, 2008, the allowance for loan losses to under-performing assets ratio stood at 96.00% compared to 124.91% at December 31, 2007.
Classified loans, including nonaccrual, renegotiated, past due 90 days and other problem loans, were $180.1 million at December 31, 2008, an increase of $65.0 million from $115.1 million at December 31, 2007. Of this total, other problem loans, which are loans reviewed for the borrowers’ ability to comply with present repayment terms, totaled $113.2 million at December 31, 2008, compared to $72.8 million at December 31, 2007. Other classified assets include $34.5 million of investment securities that fell below investment grade rating at December 31, 2008. Criticized loans, or special mention loans, were $124.9 million at December 31, 2008, an increase of $21.7 million from $103.2 million at December 31, 2007.

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
The activity in our allowance for loan losses is as follows:
ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2008	2007	2006	2005	2004
Balance, January 1	$56,463	$67,790	$78,847	$85,749	$95,235
Loans charged-off:
Commercial and commercial real estate	34,393	13,690	16,483	17,747	28,656
Residential real estate	1,442	1,613	765	1,975	2,197
Consumer credit	15,385	11,635	10,696	16,418	10,393
Write-downs on loans transferred to held for sale	—	5,337	2,770	5,348	4,611

Total charge-offs	51,220	32,275	30,714	41,488	45,857

Recoveries on charged-off loans:
Commercial and commercial real estate	5,259	5,927	7,282	7,830	9,940
Residential real estate	272	138	61	81	19
Consumer credit	4,849	5,066	5,314	3,575	3,257

Total recoveries	10,380	11,131	12,657	11,486	13,216

Net charge-offs	40,840	21,144	18,057	30,002	32,641
Transfer from (to) allowance for unfunded commitments	—	—	—	—	755
Provision charged to expense	51,464	4,118	7,000	23,100	22,400
Allowance of acquired bank	—	5,699	—	—	—

Balance, December 31	$67,087	$56,463	$67,790	$78,847	$85,749

Average loans for the year (1)	$4,703,146	$4,814,870	$4,823,140	$5,014,660	$5,340,687

Asset Quality Ratios:
Allowance/year-end loans	1.41%	1.20%	1.44%	1.61%	1.73%
Allowance/average loans	1.43	1.17	1.41	1.58	1.61
Net charge-offs/average loans (2)	0.87	0.44	0.37	0.60	0.61

(1)	Loans include loans held for sale.

(2)	Net charge-offs include write-downs on loans transferred to held for sale.
The allowance for loan losses increased $10.6 million from $56.5 million at December 31, 2007 to $67.1 million at December 31, 2008. An increase in specific loan allocations of approximately $6.4 million related to credit deterioration in the commercial loan portfolio contributed to the need for a higher allowance along with approximately $3.4 million related to credit deterioration in the retail portfolio.

Management believes that it has appropriately identified and reserved for its loan losses at December 31, 2008. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Interest income of approximately $3.7 million and $3.4 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2008 and 2007, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.4 million and $1.0 million in 2008 and 2007, respectively. Approximately $20.9 million of nonaccrual loans were less than thirty days delinquent at December 31, 2008. We had no renegotiated loans at either December 31, 2008 or December 31, 2007, respectively.
Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $40.8 million in 2008 and $15.8 million in 2007. Included in 2008 is $18.8 million of charge-offs, primarily in the real estate acquisition and development industry category, associated with the misconduct of a former loan officer in the Indianapolis market. There were no other industry segments representing a significant share of total net charge-offs. Additionally write-downs related to loan sales of $5.3 million in 2007 were recognized from loans transferred to held for sale. Approximately 71% of net charge-offs have been concentrated in commercial and commercial real estate loans and 26% have been in consumer loans. The allowance to average loans, which ranged from 1.17% to 1.61% for the last five years, was 1.43% at December 31, 2008.
The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and commercial real estate	$52,791	64.1%	$45,927	63.3%	$55,755	64.2%	$59,498	63.1%	$70,292	64.5%
Residential real estate	1,861	10.4	1,601	11.4	1,702	10.3	3,849	11.1	3,689	11.2
Consumer credit	12,435	25.5	8,935	25.3	10,333	25.5	15,500	25.8	11,768	24.3

Total	$67,087	100.0%	$56,463	100.0%	$67,790	100.0%	$78,847	100.0%	$85,749	100.0%

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

Policy guidelines, in addition to December 31, 2008 and 2007 results, are as follows:
Net Interest Income — 12 Month Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	12.00%	6.50%	3.00%	3.00%	6.50%	12.00%
Yellow Zone	12.00% – 15.00%	6.50% – 8.50%	3.00% – 4.00%	3.00% – 4.00%	6.50% – 8.50%	12.00% – 15.00%
Red Zone	15.00%	8.50%	4.00%	4.00%	8.50%	15.00%

12/31/2008	NA	NA	NA	3.07%	4.84%	5.86%
12/31/2007	0.35%	1.75%	1.45%	-1.46%	-3.10%	-4.98%

Net Interest Income — 24 Month Cumulative Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	10.00%	5.00%	2.25%	2.25%	5.00%	10.00%
Yellow Zone	10.00% – 12.50%	5.00% – 7.00%	2.25% – 3.25%	2.25% – 3.25%	5.00% – 7.00%	10.00% – 12.50%
Red Zone	12.50%	7.00%	3.25%	3.25%	7.00%	12.50%

12/31/2008	NA	NA	NA	4.10%	6.33%	7.67%
12/31/2007	-4.76%	-1.43%	0.03%	-0.62%	-1.46%	-2.71%

Economic Value of Equity Policies (+/-)

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	22.00%	12.00%	5.00%	5.00%	12.00%	22.00%
Yellow Zone	22.00% – 30.00%	12.00% – 17.00%	5.00% – 7.50%	5.00% – 7.50%	12.00% – 17.00%	22.00% – 30.00%
Red Zone	30.00%	17.00%	7.50%	7.50%	17.00%	30.00%

12/31/2008	NA	NA	NA	8.14%	11.90%	15.79%
12/31/2007	-21.80%	-10.55%	-3.39%	-0.78%	-3.78%	-8.54%
Red zone policy limits represent our normal absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank’s maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone). Modeling for the “Down 100 Basis Points”, “Down 200 Basis Points”, and “Down 300 Basis Points” scenarios for both the Net Interest Income at Risk and Economic Value of Equity are not applicable in the current rate environment because the scenarios floor at Zero before absorbing the full 100, 200, and 300 basis point drop, respectively.
At December 31, 2008, modeling indicated Old National was with in the yellow zone policy limits for the Up 100 12-month Net Interest Income at Risk scenario and the Up 200 24-month Net Interest Income at Risk scenario. In addition, modeling indicated Old National was in the red zone policy limit for the Up 100 24-month Net Interest Income at Risk scenario. Old National’s Board of Directors has approved the yellow and red zone policy violations with no immediate action required in light of the current interest rate and economic environment. Management has agreed to monitor these scenarios closely. All other Net Interest Income at Risk scenarios fell with in Old National’s green zone policy limits, which is considered the normal and acceptable interest rate risk level.

At December 31, 2008, modeling indicated that Old National was with in the red zone policy limit for the Up 100 Economic Value of Equity scenario. Management has agreed to monitor this scenario closely. All other Economic Value of Equity Scenarios fell with in the Old National’s green zone policy limit, which is considered normal and acceptable for Economic Value of Equity scenarios.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value loss of $646 thousand at December 31, 2008, compared to an estimated fair value gain of $20 thousand at December 31, 2007. In addition, the notional amount of derivatives increased by $91.8 million from 2007. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. Standard and Poor’s and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of December 31, 2008. On October 13, 2008, Moody’s Investor Service changed Old National Bancorp’s outlook to negative, reflecting concern over Old National’s high dividend payments and corresponding impact to holding company liquidity. As of December 12, 2008, Fitch Rating Services changed their long-term outlook rating from negative to stable for both Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”). The senior debt ratings of Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”) at December 31, 2008, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s			Moody’s Investor Service		Fitch, Inc.			Dominion Bond Rating Svc.
	Long		Short	Long	Short	Long		Short	Long		Short
	term		term	term	term	term		term	term		term
Old National Bancorp	BBB		N/A	A2	N/A	BBB		F2	BBB (high	)	R-2 (high	)
Old National Bank	BBB	+	A2	A1	P-1	BBB	+	F2	A (low	)	R-1 (low	)
N/A = not applicable
As of December 31, 2008, the Bank Subsidiary had the capacity to borrow $983.4 million from the Federal Reserve Bank’s discount window. The Bank Subsidiary is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. The Bank Subsidiary maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries and the issuance of debt securities. At December 31, 2008, the Parent Company’s other borrowings outstanding was $157.2 million, declining $98.9 million compared with $256.1 million at December 31, 2007. There is no Parent Company debt scheduled to mature within the next 12 months.

Old National agreed to participate in the U.S. Treasury Department Capital Purchase Program for healthy financial institutions during fourth quarter 2008. Under the program, Old National sold preferred, non-voting shares of its stock and warrants valued at $100 million to the U.S. Treasury Department. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, the Bank Subsidiary had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The Parent Company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, the Bank Subsidiary requires approval of regulatory authority for the payment of dividends to the Parent Company. Such approval was obtained for the payment of dividends during 2008, and currently.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.124 billion and standby letters of credit of $108.4 million at December 31, 2008. At December 31, 2008, approximately $1.070 billion of the loan commitments had fixed rates and $54 million had floating rates, with the fixed interest rates ranging from 0% to 21%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.4 million at December 31, 2008.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2008. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$3,476,575	$—	$—	$—	$3,476,575
Consumer and brokered certificates of deposit	9	1,072,199	532,107	200,822	140,584	1,945,712
Short-term borrowings	10	649,623	—	—	—	649,623
Other borrowings	11	2,040	399,089	257,093	176,645	834,867
Operating leases	19	29,226	56,330	52,908	318,253	456,717
We rent certain premises and equipment under operating leases. See Note 19 to the consolidated financial statements for additional information on long-term lease arrangements.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are contained in the section of this annual report captioned “Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies”. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.
The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.
Goodwill and Intangibles
•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.
•	Judgments and Uncertainties. The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.
•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of the Company as a whole and the individual lines of business in which the goodwill or intangibles reside.
Allowance for Loan Losses
•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.
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
Management’s analysis of probable losses in the portfolio at December 31, 2008, resulted in a range for allowance for loan losses of $10.2 million with the potential effect to net income ranging from a decrease of $1.2 million to an increase of $5.5 million. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.
•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.
•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. On January 1, 2007, we adopted FIN 48 to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 12 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.
•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.
•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.
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
•	Judgments and Uncertainties. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. In addition, significant judgments are required in determining valuation and impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.
•	Effect if Actual Results Differ From Assumptions. An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other than temporary impairments result in reducing the security’s carrying value to its fair value through the statement of income, which also creates a new carrying value for the investment and a revised yield.
Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this “Management’s Discussion and Analysis”.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on page 35 of this Form 10-K is incorporated herein by reference in response to this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF MANAGEMENT
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America and include some amounts which are estimates based upon currently available information and management’s judgment of current conditions and circumstances. Financial information throughout this annual report on Form 10-K is consistent with that in the financial statements.
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
The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe Horwath LLP, and the managers of internal audit and loan review. During these meetings, the committee has the opportunity to meet privately with the independent registered public accounting firm as well as with internal audit and loan review personnel to review accounting, auditing, loan and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee of the Board of Directors.
The consolidated financial statements in this annual report on Form 10-K have been audited by Crowe Horwath LLP, for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects in conformity with accounting principles generally accepted in the United States of America. Crowe Horwath LLP’s report on the financial statements follows.
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
Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2008, the company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Old National Bancorp
Evansville, Indiana
We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP
Indianapolis, Indiana
February 20, 2009

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2008	2007
Assets
Cash and due from banks	$162,893	$255,192
Federal funds sold and resell agreements	6	—
Money market investments	30,113	8,480

Total cash and cash equivalents	193,012	263,672
Securities — available-for-sale, at fair value	2,125,026	2,140,641
Securities — held-to-maturity, at amortized cost (fair value $100,831 and $124,504 respectively)	99,661	126,769
Federal Home Loan Bank stock, at cost	41,090	41,090
Residential loans held for sale, at fair value	17,155	13,000
Loans, net of unearned income	4,760,359	4,686,356
Allowance for loan losses	(67,087)	(56,463)

Net loans	4,693,272	4,629,893

Premises and equipment, net	44,625	48,652
Accrued interest receivable	49,030	50,277
Goodwill	159,198	159,198
Other intangible assets	27,628	31,778
Company-owned life insurance	223,126	214,486
Assets held for sale	1,992	3,969
Other assets	199,075	122,701

Total assets	$7,873,890	$7,846,126

Liabilities
Deposits:
Noninterest-bearing demand	$888,578	$855,449
Interest-bearing:
NOW	1,292,574	1,410,667
Savings	874,602	774,054
Money market	420,821	562,127
Time (including $49,309 and $0, respectively, at fair value)	1,945,712	2,061,086

Total deposits	5,422,287	5,663,383

Short-term borrowings	649,623	638,247
Other borrowings	834,867	656,722
Accrued expenses and other liabilities	236,248	234,893

Total liabilities	7,143,025	7,193,245

Commitments and contingencies (Note 19)
Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, series T, no par value, $1,000 liquidation value, 1,000 shares authorized, 100 and 0 shares issued and outstanding, respectively	97,358	—
Common stock, $1 stated value, 150,000 shares authorized, 66,321 and 66,205 shares issued and outstanding, respectively	66,321	66,205
Capital surplus	569,875	563,675
Retained earnings	50,815	34,346
Accumulated other comprehensive loss, net of tax	(53,504)	(11,345)

Total shareholders’ equity	730,865	652,881

Total liabilities and shareholders’ equity	$7,873,890	$7,846,126

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2008	2007	2006
Interest Income
Loans including fees:
Taxable	$261,455	$322,558	$313,686
Nontaxable	23,155	21,735	19,802
Investment securities, available-for-sale:
Taxable	87,066	91,969	88,491
Nontaxable	14,913	12,192	18,527
Investment securities, held-to-maturity, taxable	5,187	6,649	6,650
Money market investments and federal funds sold	746	6,265	4,557

Total interest income	392,522	461,368	451,713

Interest Expense
Deposits	95,453	183,113	172,584
Short-term borrowings	10,902	18,193	15,995
Other borrowings	42,842	40,871	50,417

Total interest expense	149,197	242,177	238,996

Net interest income	243,325	219,191	212,717
Provision for loan losses	51,464	4,118	7,000

Net interest income after provision for loan losses	191,861	215,073	205,717

Non interest Income
Wealth management fees	17,361	18,710	19,519
Service charges on deposit accounts	45,175	44,751	42,291
ATM fees	17,234	14,476	12,077
Mortgage banking revenue	5,100	4,439	4,143
Insurance premiums and commissions	39,153	38,996	41,490
Investment product fees	9,493	10,727	8,699
Company-owned life insurance	9,181	9,817	8,966
Net securities gains (losses)	7,562	(3,023)	1,471
Gain on branch divestitures	—	—	3,036
Gain (loss) on derivatives	(1,144)	166	1,511
Gain on sale leasebacks	6,320	6,261	—
Other income	11,534	9,818	10,717

Total noninterest income	166,969	155,138	153,920

Non interest Expense
Salaries and employee benefits	167,764	163,722	157,622
Occupancy	39,668	26,466	19,927
Equipment	9,464	11,109	12,728
Marketing	9,554	8,407	10,400
Data processing	19,021	19,212	17,963
Communication	9,267	9,334	9,156
Professional fees	7,187	7,705	7,602
Loan expense	6,619	5,965	5,696
Supplies	3,283	3,495	3,413
Fraud loss	6,406	90	177
Other expense	18,996	22,493	20,006

Total noninterest expense	297,229	277,998	264,690

Income before income taxes and discontinued operations	61,601	92,213	94,947
Income tax expense (benefit)	(877)	17,323	15,574

Net income	62,478	74,890	79,373
Preferred stock dividends and discount accretion	(298)	—	—

Net income available to common stockholders	$62,180	$74,890	$79,373

Net income per common share:
Basic earnings per share	$0.95	$1.14	$1.20
Diluted earnings per share	0.95	1.14	1.20

Weighted average number of common shares outstanding
Basic	65,660	65,684	66,226
Diluted	65,776	65,750	66,261

Dividends per common share	0.69	1.11	0.84
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands )	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, January 1, 2006	$—	$67,649	$591,930	$12,074	$(21,755)	$649,898
Comprehensive income
Net income	—	—	—	79,373	—	79,373	$79,373
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	4,061	4,061	4,061
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	410	410	410

Total comprehensive income							$83,844

Adjustment to apply SFAS No. 158	—	—	—	—	(7,829)	(7,829)
Adjustments to stock issued for prior acquisitions	—	(1)	(15)			(16)
Dividends declared on common stock	—	—	—	(55,574)	—	(55,574)
Stock repurchased	—	(1,447)	(28,012)	—	—	(29,459)
Stock based compensation expense	—	—	712	—	—	712
Stock activity under incentive comp plans	—	302	491	—	—	793

Balance, December 31, 2006	—	66,503	565,106	35,873	(25,113)	642,369
Comprehensive income
Net income	—	—	—	74,890	—	74,890	$74,890
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	12,582	12,582	12,582
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	343	343	343
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	843	843	843

Total comprehensive income							$88,658

Adjustment to apply FIN No. 48 (1)	—	—	—	(3,368)	—	(3,368)
Adjustment to apply EITF No. 06-5 (1)	—	—	—	(118)	—	(118)
Dividends declared on common stock	—	—	—	(72,931)	—	(72,931)
Stock repurchased	—	(230)	(3,872)	—	—	(4,102)
Stock based compensation expense	—	—	1,590	—	—	1,590
Stock activity under incentive comp plans	—	(68)	299	—	—	231
Stock options issued in acquisition	—	—	552	—	—	552

Balance, December 31, 2007	—	66,205	563,675	34,346	(11,345)	652,881
Comprehensive income
Net income	—	—	—	62,478	—	62,478	$62,478
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(36,800)	(36,800)	(36,800)
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	175	175	175
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans , net of tax	—	—	—	—	(5,534)	(5,534)	(5,534)

Total comprehensive income							$20,319

Dividends declared on common stock	—	—	—	(45,710)	—	(45,710)
Accrued dividends on preferred stock	—	—	—	(273)	—	(273)
Issuance of preferred stock	97,358	—	—	(26)	—	97,332
Issuance of warrants to purchase
common shares	—	—	2,553	—	—	2,553
Stock repurchased	—	(26)	(431)	—	—	(457)
Stock based compensation expense	—	—	2,005	—	—	2,005
Stock activity under incentive comp plans	—	142	2,073	—	—	2,215

Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)	See Note 1 to the consolidated financial statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$62,478	$74,890	$79,373

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,952	7,855	12,825
Amortization and impairment of other intangible assets	4,350	3,497	2,390
Net discount amortization on investment securities	(1,875)	(2,511)	(2,180)
Restricted stock expense (benefit)	1,598	1,292	(17)
Stock option expense	407	298	729
Provision for loan losses	51,464	4,118	7,000
Net securities (gains) losses	(7,562)	3,023	(1,471)
Gain on branch divestitures	—	—	(3,036)
Gain on sale leasebacks	(6,320)	(6,261)	—
(Gain) loss on derivatives	1,144	(166)	(1,511)
Net gains on sales and write-downs of loans and other assets	(3,054)	(1,577)	(1,261)
(Gain) loss on retirement of debt	(558)	1,541	129
FHLB stock dividend	—	—	(57)
Increase in cash surrender value of company-owned life insurance income	(8,640)	(7,756)	(4,574)
Residential real estate loans originated for sale	(171,871)	(238,460)	(259,829)
Proceeds from sale of residential real estate loans	170,577	245,654	290,308
Decrease in interest receivable	1,247	5,290	2,225
(Increase) decrease in other assets	(65,003)	2,091	3,415
Increase (decrease) in accrued expenses and other liabilities	20,185	(18,641)	(4,290)

Total adjustments	(7,959)	(713)	40,795

Net cash flows provided by operating activities	54,519	74,177	120,168

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	17,429	—
Purchase of subsidiaries	—	(78,109)	—
Purchases of investment securities available-for-sale	(1,068,304)	(811,266)	(719,858)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	754,669	739,443	511,665
Proceeds from sales of investment securities available-for-sale	280,971	205,362	354,734
Purchases of investment securities held-to-maturity	—	—	(24,730)
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	26,464	34,495	28,666
Proceeds from redemption of FHLB stock	—	838	591
Proceeds related to branch divestitures	—	—	10,511
Proceeds from sale of loans	2,251	15,581	26,062
Net principal collected from (loans made to) customers	(117,039)	306,848	121,794
Proceeds from sale of premises and equipment and other assets	10,892	4,511	2,938
Proceeds from sale leaseback of real estate	8,528	182,192	78,606
Purchases of premises and equipment	(11,722)	(9,055)	(12,348)

Net cash flows provided by (used in) investing activities	(113,290)	608,269	378,631

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	33,130	(61,720)	(13,068)
Savings, NOW and money market deposits	(158,851)	(325,713)	(163,264)
Time deposits	(113,904)	(634,661)	53,486
Short-term borrowings	11,376	297,017	10,146
Payments for maturities on other borrowings	(154,207)	(14,159)	(182,241)
Proceeds from issuance of other borrowings	330,000	74,000	—
Payments related to retirement of debt	—	(189,790)	(24,129)
Cash dividends paid	(60,801)	(57,782)	(55,574)
Common stock repurchased	(457)	(4,102)	(29,459)
Proceeds from exercise of stock options, including tax benefit	1,940	119	691
Proceeds from issuance of TARP preferred stock and warrants	99,885	—	—
Common stock issued under stock option, restricted stock and stock purchase plans	—	112	102

Net cash flows used in financing activities	(11,889)	(916,679)	(403,310)

Net increase (decrease) in cash and cash equivalents	(70,660)	(234,233)	95,489
Cash and cash equivalents at beginning of period	263,672	497,905	402,416

Cash and cash equivalents at end of period	$193,012	$263,672	$497,905

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
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008, 2007 and 2006.
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
Other-Than-Temporary-Impairment — In estimating other-than-temporary-impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management reviews criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of Old National to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value or until maturity. Purchased beneficial interests with a credit rating below AA at the date of acquisition are evaluated within the scope of EITF 99-20 for adverse changes in estimated cash flows. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
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

RESIDENTIAL LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are classified as loans held for sale and are recorded in accordance with SFAS No. 159 at fair value, determined individually, as of the balance sheet date. The loans fair value includes the servicing value of the loans as well as any accrued interest.
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
Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are adjusted to fair value. Old National recorded impairment of $1.2 million for the year ended December 31, 2007.
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
Old National recorded $0.7 million of impairment of intangibles during the year ended December 31, 2008 due to the loss of a significant insurance client at one of its insurance subsidiaries.

COMPANY OWNED LIFE INSURANCE
Old National has purchased life insurance policies on certain key executives. The Company adopted EITF 06-5 on January 1, 2007, and in accordance with this pronouncement records company owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2008 and 2007 was $223.1 million and $214.5 million, respectively.
DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At the inception of the derivative contract, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value on the derivative, as well as the offsetting change in value on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. As of December 31, 2008, Old National was not using the “short-cut” method of accounting for any fair value derivatives. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under SFAS No. 133 are also reported currently in earnings, in noninterest income. The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.
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
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the ordinary course of business, Old National’s affiliate bank has entered into credit-related financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. The notional amount of these commitments is not reflected in the consolidated financial statements until they are funded.
FORECLOSED REAL ESTATE
Other assets include real estate properties acquired as a result of foreclosure and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation. The amount of foreclosed properties at both December 31, 2008 and 2007 was $2.9 million.
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
COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Following is a summary of other comprehensive income for the years ended December 31, 2008, 2007 and 2006.

(dollars in thousands)	2008	2007	2006
Net income	$62,478	$74,890	$79,373
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	(50,328)	17,894	8,832
Reclassification adjustment for securities (gains) losses realized in income	(7,562)	3,023	(1,471)
Income tax effect	21,090	(8,335)	(3,300)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	—	—
Reclassification adjustment on cash flow hedges	288	564	674
Income tax effect	(113)	(221)	(264)
Defined benefit pension plans:
Net loss, settlement cost and amortization of net (gain) loss	(9,223)	1,405	—
Income tax effect	3,689	(562)	—

Total other comp rehensive income	(42,159)	13,768	4,471

Comprehensive income	$20,319	$88,658	$83,844

The following table summarizes the changes within each classification of accumulated other comprehensive income for the years ended December 31, 2008 and 2007:

		Unrecognized	Defined	Accumulated
	Unrealized	gain (loss) on	benefit	other
	gains (losses)	cash flow	pension	comprehensive
(dollars in thousands)	on securities	hedges	plans	income
Balance at December 31, 2006	$(16,286)	$(998)	$(7,829)	$(25,113)
Other comprehensive income	12,582	343	843	13,768

Balance at December 31, 2007	(3,704)	(655)	(6,986)	(11,345)
Other comprehensive income	(36,800)	175	(5,534)	(42,159)

Balance at December 31, 2008	$(40,504)	$(480)	$(12,520)	$(53,504)

NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted-average number of common shares outstanding during each year. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock.
The following table reconciles basic and diluted net income per share for the years ended December 31.
EARNINGS PER SHARE RECONCILIATION

(dollars and shares in thousands, except per share data)	2008	2007	2006

Basic Earnings Per Share
Net income	$62,478	$74,890	$79,373
Less: Preferred stock dividends and accretion of discount	298	—	—

Net income available to common stockholders	62,180	74,890	79,373

Weighted average common shares outstanding	65,660	65,684	66,226

Basic Earnings Per Share	$0.95	$1.14	$1.20

Diluted Earnings Per Share
Net income available to common stockholders	$62,180	$74,890	$79,373

Weighted average common shares outstanding	65,660	65,684	66,226
Effect of dilutive securities:
Restricted stock	82	40	28
Stock options (1)	34	26	7

Weighted average shares outstanding	65,776	65,750	66,261

Diluted Earnings Per Share	$0.95	$1.14	$1.20

(1)	Options to purchase 5,611 shares, 5,756 shares and 5,864 shares outstanding at December 31, 2008, 2007, and 2006, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average maket price of the common shares and, therefore, the effect would be antidilutive.

(2)	Warrants to purchase 813,008 shares at December 31, 2008, were not included in the computation because the effect would be antidilutive. See Note 16 to the consolidated financial statements.
STOCK-BASED COMPENSATION Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the requisite service period.

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
STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2008, 2007 and 2006 for interest was $154.8 million, $249.2 million and $236.0 million, respectively. Cash paid for income tax, net of refunds, during 2008, 2007 and 2006 was $18.9 million, $30.0 million and $12.3 million, respectively. Other noncash transactions include loans transferred to loans held for sale of $2.2 million in 2008, $20.9 million in 2007 and $28.8 million in 2006, and premises and equipment transferred to assets held for sale of $74.1 million in 2007 and $69.9 million in 2006.
IMPACT OF ACCOUNTING CHANGES
SFAS No. 157 — In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard became effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the company’s consolidated financial position or results of operations.
FSP SFAS No. 157-2 — In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow additional time to consider the effect of various implementation issues with regard to the application of SFAS No. 157. The new staff position defers the effective date of SFAS No. 157 to January 1, 2009, for items within the scope of the staff position. The Company is currently evaluating the impact of adopting FASB Staff Position No. 157-2 on the consolidated financial statements.
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
SFAS No. 159 — In February 2007, the FASB issued Statement No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. On January 1, 2008, the date this pronouncement became effective for the Company, Old National elected the fair value option on newly originated residential mortgage loans held for sale and certain retail certificates of deposit on a prospective basis. The adoption of this statement did not have a material impact on the company’s consolidated financial position or results of operations.

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
FSP FAS 133-1 and FIN 45-4 — In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This staff position amends FASB Statement 133 to require sellers of credit derivatives to disclose information about their credit derivatives and hybrid instruments that have embedded credit derivatives. This staff position also amends FASB Interpretation No. 45 to require additional disclosure about the current status of the payment/performance risk of the guarantee. It also clarifies the intent of FASB about the effective date of SFAS No. 161. These provisions of this FASB staff position are effective for the Company for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 did not have a material impact on Old National’s consolidated financial position or results of operations.
FSP No. FAS 140-4 and FIN 46(R)-8 — In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB staff position amends FASB Statement No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FASB staff position became effective for the Company on December 31, 2008 and did not have a material impact on Old National’s consolidated financial position or results of operations.
FSP FAS 132(R)-1 — In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FASB staff position amends FASB Statement No. 132 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This FASB staff position becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting FSP FAS 132(R)-1 on the consolidated financial statements, but it is not expected to have a material impact.

FSP EITF 99-20-1 — In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FASB staff position revises the impairment guidance for beneficial interests in EITF 99-20 to make it consistent with the requirements of FASB Statement No. 115 for determining whether an impairment of debt or equity securities has occurred. This FASB staff position became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company incorporated this guidance in its review of impairment as of December 31, 2008.
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
SAB 110 — In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own experience isn’t sufficient to provide a reasonable basis for estimating the expense. SAB 110 extends the time to use the simplified method for estimating the expected term of a “plain vanilla” option if companies lack the detailed historical information about employee exercise behavior. The Company uses the simplified method allowed under SAB 110 to calculate the expected term of options that have been granted.
EITF 06-4 — In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. EITF 06-4 became effective for the Company January 1, 2008 and did not have a material impact on the Company’s consolidated financial position or results of operations.
EITF 06-10 — In March 2007, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-10,
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. This Issue provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106 — Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial position or results of operations.
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

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on net income and were insignificant amounts.
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
On November 24, 2008, Old National entered into a purchase and assumption agreement to acquire the Indiana retail branch banking network of Citizens Financial Group, which consists of 65 branches. Pursuant to the terms of the agreement, Old National has agreed to assume certain deposit liabilities with a balance at September 30, 2008 of approximately $397.4 million and to acquire a portfolio of loans with approximately $15.9 million outstanding as of September 30, 2008. Old National will also acquire cash, real property, furniture and other fixed assets associated with the branches with a net book value of approximately $14.1 million at September 30, 2008. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Under the terms of the agreement, Old National will pay Citizens Financial Group approximately $15.9 million in cash. The acquisition is expected to close in the first quarter of 2009.
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

NOTE 3 — INVESTMENT SECURITIES
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2008
Available-for-Sale
U.S. Government-sponsored entities and agencies	$381,634	$7,644	$—	$389,278
Mortgage-backed securities	1,127,064	15,443	(60,888)	1,081,619
States and political subdivisions	471,246	16,030	(5,072)	482,204
Other securities	209,701	883	(38,659)	171,925

Total available-for-sale securities	$2,189,645	$40,000	$(104,619)	$2,125,026

Held-to-Maturity
Mortgage-backed securities	$90,987	$1,529	$—	$92,516
Other securities	8,674	—	(359)	8,315

Total held-to-maturity securities	$99,661	$1,529	$(359)	$100,831

2007
Available-for-Sale
U.S. Government-sponsored entities and agencies	$678,545	$10,757	$(355)	$688,947
Mortgage-backed securities	963,039	1,838	(23,910)	940,967
States and political subdivisions	286,898	8,404	(418)	294,884
Other securities	218,888	1,007	(4,052)	215,843

Total available-for-sale securities	$2,147,370	$22,006	$(28,735)	$2,140,641

Held-to-Maturity
Mortgage-backed securities	$107,830	$—	$(2,237)	$105,593
Other securities	18,939	—	(28)	18,911

Total held-to-maturity securities	$126,769	$—	$(2,265)	$124,504

Proceeds from sales of investment securities available-for-sale were $281.0 million in 2008, $205.4 million in 2007 and $354.7 million in 2006. In 2008, realized gains were $9.5 million and losses were $1.9 million for a net realized gain of $7.6 million. The majority of this gain, or $5.4 million, resulted from approximately $405.2 million of investment securities which were called by the issuers. In 2007, realized gains were $1.2 million and losses were $4.2 million. In 2006, realized gains were $5.3 million and losses were $3.9 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.262 billion in 2008 and $968.6 million in 2007.
Subsequent to year-end 2008, $26.9 million of securities were sold, resulting in gains of approximately $2.3 million.
At December 31, 2008, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $183.3 million by Indiana, which represented 25.1% of shareholders’ equity, and $82.3 million by Texas, which represented 11.3% of shareholders’ equity. At December 31, 2007, the aggregate market value of investment securities issued by the state of Indiana and its political subdivisions was $94.1 million, which represented 14.4% of shareholders’ equity.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	2008		Weighted	2007		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
Maturity	Cost	Value	Yield	Cost	Value	Yield
Available-for-sale
Within one year	$156,293	$156,558	4.94%	$147,736	$146,261	3.91%
One to five years	1,002,564	956,394	4.96	878,151	865,524	4.83
Five to ten years	382,923	382,311	5.78	651,104	649,564	5.47
Beyond ten years	647,865	629,763	6.04	470,379	479,292	6.09

Total	$2,189,645	$2,125,026	5.42%	$2,147,370	$2,140,641	5.24%

Held-to-maturity
One to five years	$99,661	$100,831	4.50%	$126,769	$124,504	4.57%
Five to ten years	—	—	—	—	—	—

Total	$99,661	$100,831	4.50%	$126,769	$124,504	4.57%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2008
Available-for-Sale
U.S. Government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	235,124	(46,394)	64,164	(14,494)	299,288	(60,888)
States and political subdivisions	121,276	(5,072)	—	—	121,276	(5,072)
Other securities	81,326	(7,793)	29,785	(30,866)	111,111	(38,659)

Total available-for-sale	$437,726	$(59,259)	$93,949	$(45,360)	$531,675	$(104,619)

Held-to-Maturity
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Other securities	—	—	8,315	(359)	8,315	(359)

Total held-to-maturity	$—	$—	$8,315	$(359)	$8,315	$(359)

2007
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,993	$(1)	$129,122	$(354)	$154,115	$(355)
Mortgage-backed securities	192,984	(3,770)	642,032	(20,140)	835,016	(23,910)
States and political subdivisions	36,366	(356)	5,852	(62)	42,218	(418)
Other securities	72,423	(2,924)	60,441	(1,128)	132,864	(4,052)

Total available-for-sale	$326,766	$(7,051)	$837,447	$(21,684)	$1,164,213	$(28,735)

Held-to-Maturity
Mortgage-backed securities	$—	$—	$105,593	$(2,237)	$105,593	$(2,237)
Other securities	—	—	18,911	(28)	18,911	(28)

Total held-to-maturity	$—	$—	$124,504	$(2,265)	$124,504	$(2,265)

As of December 31, 2008, Old National’s security portfolio consisted of 1,243 securities, 325 of which were in an unrealized loss position. Old National does not believe any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and continued financial market stress. Factors considered in evaluating the securities included whether the securities were backed by U.S. government-sponsored entities and agencies and credit quality concerns surrounding the recovery of the full principal balance.

At December 31, 2008, approximately 80% of the mortgage-backed securities held by Old National were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.
The Company’s mortgage-backed securities portfolio did contain non-agency collateralized mortgage obligations with a market value of $216.9 million which had unrealized losses of approximately $60.0 million at December 31, 2008. The Company monitors to insure it has adequate credit support and as of December 31, 2008, the Company believes there is no other-than-tempory-impairment and has the intent and ability to hold these securities until a recovery of fair value.
The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the cash flow characteristics of the securities and has the intent and ability to hold these securities until a recovery of fair value, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the expected cash flows, it does not consider the investment in these securitized assets to be other-than-temporarily impaired at December 31, 2008.
The investments within the scope EITF 99-20 include $34.7 million book value of pooled trust preferred securities made up of seven different issues. These securities were rated A2 and A3 at inception, but at December, 31, 2008 Moody’s rated one security A2, two securities Baa2, one security Ba1, two securities B3 and one security Caa1. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses an OTTI evaluation model to compare the present value of current cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. At December 31, 2008, our model indicated no adverse change in expected cash flows. The fair values of these securities declined an additional $0.3 million from September 30, 2008 resulting in an unrealized loss of $22.2 million at December 31, 2008.
NOTE 4 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. Prior to this, these residential loans had been recorded at the lower of cost or market value. At December 31, 2008 and 2007, Old National had residential loans held for sale of $17.2 million and $13.0 million, respectively.
During 2008, commercial loans held for investment of $2.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold, with no write-down on the loans transferred. At December 31, 2008, there were no loans held for sale under this arrangement.

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
NOTE 5 — LOANS
The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2008	2007
Commercial	$1,897,966	$1,694,736
Commercial real estate	1,154,916	1,270,408
Residential real estate	496,526	533,448
Consumer credit, net of unearned income	1,210,951	1,187,764

Total loans	$4,760,359	$4,686,356

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
Executive officers and directors of Old National and significant subsidiaries and their related interests are loan clients of Old National’s affiliate bank in the normal course of business. An analysis of the current year activity of these loans is as follows:

(dollars in thousands)	2008
Balance, January 1	$7,336
New loans	53,680
Repayments	(39,867)
Officer and director changes	(23)

Balance, December 31	$21,126

NOTE 6 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2008	2007	2006
Balance, January 1,	$56,463	$67,790	$78,847
Additions:
Provision charged to expense	51,464	4,118	7,000
Allowance of acquired bank	—	5,699	—
Deductions:
Write-downs from loans transferred to held for sale	—	5,337	2,770
Loans charged-off	51,220	26,938	27,944
Recoveries	(10,380)	(11,131)	(12,657)

Net charge-offs	40,840	21,144	18,057

Balance, December 31	$67,087	$56,463	$67,790

Individually impaired loans were as follows:

	December 31,	December 31,
(dollars in thousands)	2008	2007
Impaired loans without an allowance for loan losses allocation	$13,968	$11,278
Impaired loans with an allowance for loan losses allocation	38,425	19,027

Total impaired loans	$52,393	$30,305

Allowance for loan losses allocated to impaired loans	$13,599	$5,904

For the years ended December 31, 2008 and 2007, the average balance of impaired loans was $56.5 million and $42.8 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	December 31,	December 31,
(dollars in thousands)	2008	2007
Nonaccrual loans	$64,041	$40,816
Renegotiated loans	—	—

Total nonperforming loans	$64,041	$40,816

Past due loans (90 days or more and still accruing)	2,908	1,511

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. As discussed in the Credit Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, nonaccrual loans at December 31, 2008, included $8.9 million related to the misconduct of a former loan officer.
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2008 and 2007:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2008	$119,325	$39,873	$159,198
Goodwill acquired during the period	—	—	—

Balance, December 31, 2008	$119,325	$39,873	$159,198

Balance, January 1, 2007	$73,477	$39,873	$113,350
Goodwill acquired during the period	45,848	—	45,848

Balance, December 31, 2007	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2008 and determined that no impairment existed as of this date. Old National recorded $45.8 million of goodwill in 2007 associated with the acquisition of St. Joseph Capital Corporation.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2008 and 2007 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
2008
Amortized intangible assets:
Core deposit	$15,623	$(7,203)	$8,420
Customer business relationships	25,753	(10,189)	15,564
Customer loan relationships	4,413	(769)	3,644

Total intangible assets	$45,789	$(18,161)	$27,628

2007
Amortized intangible assets:
Core deposit	$15,623	$(5,897)	$9,726
Customer business relationships	25,553	(7,546)	18,007
Customer loan relationships	4,413	(368)	4,045

Total intangible assets	$45,589	$(13,811)	$31,778

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated lives, generally over a period of 10 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During the first quarter of 2008, Old National recorded $0.2 million of other intangibles associated with the purchase of an insurance book of business and during the second quarter of 2008 recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. Old National recorded $14.5 million of other intangibles associated with the acquisition of St. Joseph Capital Corporation in 2007. Total amortization expense including impairment charges associated with intangible assets was $4.4 million in 2008, $3.5 million in 2007 and $2.4 million in 2006.
Estimated amortization expense for the future years is as follows:

Estimated
Amortization
(dollars in thousands)	Expense
2009	$3,633
2010	3,458
2011	3,321
2012	3,151
2013	2,832
Thereafter	11,233

Total	$27,628

NOTE 8 — ASSETS HELD FOR SALE
During 2008, Old National sold 5 financial centers with a carrying value of approximately $2.0 million in connection with several sale-leaseback transactions with unrelated parties. See Note 19 to the consolidated financial statements for additional information about these transactions.

As of December 31, 2008, assets held for sale are summarized as follows:

	December 31,	December 31,
(dollars in thousands)	2008	2007
Assets held for sale:
Land	$791	$1,210
Building and improvements	3,401	7,521

Total	4,192	8,731

Accumulated depreciation	(2,200)	(4,762)

Assets held for sale — net	$1,992	$3,969

Included in assets held for sale at December 31, 2008 are four financial centers that are pending sale. Old National plans to continue occupying these properties under long-term lease agreements.
NOTE 9 — DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $550.0 million and $562.1 million, respectively. At December 31, 2008, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2009	$1,072,199
Due in 2010	309,246
Due in 2011	222,861
Due in 2012	26,878
Due in 2013	173,944
Thereafter	140,108
SFAS 133 fair value hedge	476

Total	$1,945,712

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2008
Outstanding at year-end	$287,155	$332,505	$29,963	$649,623
Average amount outstanding	233,648	324,659	58,628	616,935
Maximum amount outstanding at any month-end	403,201	362,532	130,393
Weighted average interest rate:
During year	2.09%	1.23%	3.45%	1.77%
End of year	0.20	0.26	0.77	0.26

2007
Outstanding at year-end	$206,508	$373,164	$58,575	$638,247
Average amount outstanding	86,203	368,945	6,632	461,780
Maximum amount outstanding at any month-end	225,219	456,241	58,575
Weighted average interest rate:
During year	4.91%	3.70%	4.54%	3.94%
End of year	3.89	2.76	4.37	3.27

LINE OF CREDIT
During the first quarter of 2008, Old National entered into a $100 million revolving credit facility at the parent company level. Three unrelated financial institutions serve as lenders for the facility. During part of 2008, $55 million was outstanding under the revolving credit facility and was included in other short-term borrowings. The facility had an interest rate of LIBOR plus 1.00% and a maturity of 364 days. There was no amount outstanding as of December 31, 2008. Subsequent to year-end 2008, the line of credit was terminated.
TERM AUCTION FACILITY
On January 2, 2009, subsequent to year-end, Old National borrowed $100 million from the Federal Reserve under its Term Auction Facility. The borrowing has an interest rate of .20% and a maturity of 83 days. On January 15, 2009, Old National borrowed an additional $50 million from the Federal Reserve under the Term Auction Facility. The additional borrowing has an interest rate of .25% and a maturity of 28 days. On February 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of March 12, 2009.
NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2008	2007
Old National Bancorp:
Medium-term notes, Series 1997 (fixed rate 3.50%) maturing June 2008	$—	$100,000
Senior unsecured notes (fixed rate 5.00%) maturing May 2010	50,000	50,000
Junior subordinated debentures (fixed rates 6.27% to 8.00% and variable rate 4.51%) maturing maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(771)	(1,872)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	74,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing September 2009 to January 2023	425,198	124,369
Senior unsecured bank notes (fixed rate 3.95%) maturing February 2008	—	50,000
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,390	4,427
SFAS 133 fair value hedge and other basis adjustments	(950)	(2,202)

Total other borrowings	$834,867	$656,722

Contractual maturities of long-term debt at December 31, 2008, were as follows:

(dollars in thousands)
Due in 2009	$2,040
Due in 2010	124,043
Due in 2011	275,046
Due in 2012	150,688
Due in 2013	106,405
Thereafter	178,366
SFAS 133 fair value hedge and other basis adjustments	(1,721)

Total	$834,867

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.81% and 5.19% at December 31, 2008, and 2007, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 155% of outstanding debt.
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
In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities have a cumulative annual distribution rate of 6.27% until March 2010 when it will carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after September 30, 2008 (for debentures owned by St. Joseph Capital Trust I) and on or after March 31, 2010 (for debentures owned by St. Joseph Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

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
At December 31, 2008, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2009	$390
2010	390
2011	390
2012	390
2013	390
Thereafter	11,314

Total minimum lease payments	13,264

Less amounts representing interest	8,874

Present value of net minimum lease payments	$4,390

NOTE 12 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Provision at statutory rate of 35%	$21,560	$32,275	$33,231
Tax-exempt income	(15,695)	(14,298)	(15,702)
Reserve for unrecognized tax benefits	(6,611)	(1,847)	—
State income taxes	(398)	140	—
Other, net	267	1,053	(1,955)

Income tax expense	$(877)	$17,323	$15,574

Effective tax rate	(1.4)%	18.8%	16.4%

The effective tax rate was lower in 2008 compared to 2007 and 2006. The main factors for the decrease in the effective tax rate were that tax-exempt income comprised a higher percentage of total income in 2008 than in 2007 and 2006 and a decrease in the unrecognized tax benefit liability. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Income taxes currently payable
Federal	$8,269	$32,732	$20,195
State	(612)	216	—
Deferred income taxes related to:
Provision for loan losses	(5,982)	4,443	4,132
Other, net	(2,552)	(20,068)	(8,753)

Deferred income tax benefit	(8,534)	(15,625)	(4,621)

Provision for income taxes	$(877)	$17,323	$15,574

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2008	2007
Deferred Tax Assets
Allowance for loan losses, net of recapture	$32,141	$26,159
Benefit plan accruals	3,107	2,611
AMT credit	15,999	10,752
Unrealized losses on available-for-sale investment securities	24,106	3,016
Unrealized losses on hedges	311	424
Unrealized losses on benefit plans	8,346	4,657
Net operating loss	681	859
Premises and equipment	38,566	41,347
Other, net	5,726	4,713

Total deferred tax assets	128,983	94,538

Deferred Tax Liabilities
Accretion on investment securities	(437)	(1,299)
Lease receivable, net	(7,008)	(5,789)
Purchase accounting	(10,899)	(8,791)
Other, net	(4,127)	(5,347)

Total deferred tax liabilities	(22,471)	(21,226)

Net deferred tax assets	$106,512	$73,312

No valuation allowance was recorded at December 31, 2008 and 2007 because, based on our current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National does not have a federal net operating loss carryforward at December 31, 2008. Old National has state net operating loss carryforwards totaling $12.5 million. If not used, the net operating loss carryforwards will begin to expire in 2022.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2008	2007
Balance at January 1	$11,554	$11,002
Additions based on tax positions related to the current year	2,054	1,248
Reductions for tax positions of prior years	(4,735)	—
Settlements	(1,360)	(696)

Balance at December 31	$7,513	$11,554

Settlements include effective settlements from tax audits, and no cash settlements were paid. Approximately $1.9 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. In the first quarter of 2008, the Company reversed $6.6 million related to uncertain tax positions accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The positive $6.6 million income tax reversal primarily relates to a U.S. Tax Court decision confirming that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company also has been informed by the Internal Revenue Service that they will not audit tax year 2005 as they previously indicated. As a result of these items, the Company reversed a total of $6.6 million from its unrecognized tax benefit liability which includes $0.5 million of interest. With the exception of the Indiana returns which have been audited through 2006, the 2005 through 2008 tax years are open and subject to examination.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2008 and 2007 was a benefit of $0.2 million and $1.2 million, respectively, primarily due to effective settlements. The amount accrued for interest and penalties in the balance sheet at December 31, 2008 and 2007 was $1.3 million and $1.5 million, respectively.
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
Old National adopted the provisions of Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS No. 158”) as of December 31, 2006. SFAS No. 158 requires that the company recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability in the balance sheet. Future changes in the funded status will be recognized through comprehensive income in the year in which they occur.

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of the Company’s defined benefit plans:

(dollars in thousands)	2008	2007
Change in Projected Benefit Obligation
Balance at January 1	$41,731	$45,782
Interest cost	2,143	2,343
Benefits paid	(1,487)	(1,630)
Actuarial (gain)/loss	(5,275)	97
Settlement	(2,543)	(4,861)

Projected Benefit Obligation at December 31	34,569	41,731

Change in Plan Assets
Fair value at January 1	43,641	46,326
Actual return on plan assets	(13,458)	2,873
Employer contributions	767	933
Benefits paid	(1,487)	(1,630)
Settlement	(2,543)	(4,861)

Fair value of Plan Assets at December 31	26,920	43,641

Funded status at December 31	(7,649)	1,910

Amounts recognized in the statement of financial position at December 31:
Prepaid benefit cost	$—	$4,520
Accrued benefit liability	(7,649)	(2,610)

Net amount recognized	$(7,649)	$1,910

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$20,865	$11,642

Total	$20,865	$11,642

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.5 million.
The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $34.6 million and $41.7 million at December 31, 2008 and 2007, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Net Periodic Benefit Cost
Interest cost	$2,143	$2,343	$2,774
Expected return on plan assets	(3,169)	(3,331)	(3,963)
Recognized actuarial loss	632	772	954

Net periodic benefit cost	$(394)	$(216)	$(235)
Settlement cost	1,498	1,188	2,884

Total net periodic benefit cost	$1,104	$972	$2,649

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$11,353	$556	N/A
Amortization of net actuarial loss	(632)	(773)	N/A
Settlement cost	(1,498)	(1,188)	N/A

Total recognized in Other Comprehensive Income	$9,223	$(1,405)	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$10,327	$(433)	$2,649

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2008	2007	2006
Benefit obligations:
Discount rate at the end of the period	6.25%	5.75%	5.75%
Net periodic benefit cost:
Discount rate at the beginning of the period	5.75%	5.75%	5.50%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	N/A
The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate is determined based upon the Citigroup Pension Liability Index yield curve for the month of December.
Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	2009 Target
Asset Category	Allocation	2008	2007	2006
Equity securities	40 – 70%	66%	67%	62%
Debt securities	30 – 60%	34	32	30
Cash equivalents	0 – 15%	0	1	8

Total		100%	100%	100%

The plan’s assets are invested in the plan trust within the ranges specified above. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The fair value of plan assets is determined based on quotes of market prices. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2009	$5,990
2010	2,810
2011	2,360
2012	2,550
2013	2,290
Years 2014 – 2018	8,850
Old National does not expect to contribute any cash to the pension plans in 2009, except $0.5 million to cover future benefit payments from the Restoration Plan.
EMPLOYEE STOCK OWNERSHIP PLAN
Effective January 1, 2006, the Employee Stock Ownership and Savings Plan (401k) was amended. The amended plan permits employees to participate the first month following one month of service. Old National’s contributions to the plan were made in the form of Old National Bancorp stock or cash contributed to the plan for purchase of Old National Bancorp stock on the market. Old National will match 100% of participant contributions up to 6% of each participant’s salary. All contributions vest immediately and plan participants may elect to diversify 2006 and all future contributions. Those participants who have attained the age of 55 may also diversify previous contributions. Effective October 1, 2006, the plan was amended to allow all participants to diversify previous contributions of Old National Bancorp stock. Effective October 1, 2008, Old National’s contributions are in cash and invested in the Plan’s investment options in the same percentages as participant contributions. In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Old National’s Board of Directors’ designated no discretionary contributions in 2008, 2007 or 2006. During the years ended December 31, 2008, 2007 and 2006, the number of Old National shares allocated to the plan were 1.8 million, 1.9 million and 2.0 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $6.6 million in 2008, $6.4 million in 2007 and $5.1 million in 2006.
NOTE 14 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The Company’s 2008 Incentive Compensation Plan, which is shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2008, 1.5 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost that has been charged against income for these plans was $2.0 million, $1.6 million, and $0.7 million for 2008, 2007, and 2006, respectively. The total income tax benefit was $0.7 million, $0.6 million, and $0.2 million, respectively.
Stock Options
Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; these option awards have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method allowed by SAB 110. The simplified method is used in lieu of historical experience because Old National does not have adequate historical experience to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2008	2007	2006
Wtd-average risk-free interest rate	3.0%	4.9%	4.7%
Expected life of option (years)	6	6	6
Expected stock volatility	15.8%	15.0%	19.5%
Expected dividend yield	5.3%	4.2%	3.6%
A summary of the activity in the stock option plan for 2008 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars and shares in thousands)	Shares	Price	Term	Value
Outstanding, January 1	5,816	$20.78
Granted	278	15.29
Exercised	(103)	18.86
Forfeited	(66)	20.84

Outstanding, December 31	5,925	$20.55	3.9	$1,135.6

Options exercisable at end of year	5,447	$20.91	3.5	$135.9

Information related to the stock option plan during each year follows:

(dollars in thousands)	2008	2007	2006
Intrinsic value of options exercised	$277	$81	$96
Cash received from option exercises	1,940	130	679
Tax benefit realized from option exercises	45	—	10
Weighted average fair value of options granted	1.12	3.39	3.74
As of December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1 year.
There were no modifications during 2008 and 2007. During 2006, the Company extended the option term of 0.4 million of fully vested share options held by an executive. As a result of that modification, the Company recognized additional compensation expense of $0.6 million for the year ended December 31, 2006.
Restricted Stock
Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods ranging from 3 to 5 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.
A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2008	592	$20.38
Granted during the year	223	15.69
Vested during the year	(39)	19.86
Forfeited during the year	(194)	21.83

Nonvested balance at December 31, 2008	582	$18.14

As of December 31, 2008, there was $4.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.43 years. The total fair value of the shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $0.6 million and $0.1 million.
During 2008, the Company modified the number of shares, performance period and vesting schedule of a restricted stock award issued to an employee. As a result of that modification, the Company recognized additional compensation expense of $45 thousand for the year ended December 31, 2008. There were no restricted stock modifications during 2007 and 2006.
NOTE 15 — OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM
Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2008, Old National had issued 37,623 shares under this program.
NOTE 16 — SHAREHOLDERS’ EQUITY
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on January 6, 2005, which increased the total authorized and unissued common shares reserved for issuance to 3.5 million. As of December 31, 2008, 3.5 million authorized and unissued common shares were reserved for issuance under the plan.
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
PREFERRED STOCK
On December 12, 2008, Old National announced that it had entered into an agreement to sell preferred, non-voting shares having a liquidation value of $100 million to the U.S. Treasury Department as part of the Capital Purchase Program for healthy financial institutions announced in late October 2008. The preferred shares will qualify as Tier 1 capital. The preferred shares have a dividend rate of 5% per year for the first five years and 9% per year thereafter. The preferred shares have priority in the payment of dividends over any cash dividends paid to common stockholders. No cash dividends can be paid to common stockholders unless all dividends on the preferred shares have been declared and paid in full (or an amount sufficient for the payment of the dividends on the preferred shares has been set aside for the payment of such dividends). The adoption of ARRA would permit Old National to redeem the Series T Preferred Stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with Old National’s regulatory agency.
As part of the Securities Purchase Agreement, Old National issued warrants to purchase 813,008 shares of the Company’s common stock at an initial exercise price of $18.45 per share. The warrants provide for the adjustment of the exercise price and number of shares pursuant to customary anti-dilution provisions, such as stock splits.

The net proceeds were allocated between the preferred shares and warrants based on relative fair value. The preferred shares will be accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.
NOTE 17 — FAIR VALUE
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
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
•	Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•	Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$2,125,026	—	$2,105,358	$19,668
Residential loans held for sale	17,155	—	17,155	—
Derivative assets	46,768	—	46,768	—
Financial Liabilities
Certain retail certificates of deposit	49,309	—	49,309	—
Derivative liabilities	47,414	—	47,414	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2008	$—
Accretion/amortization of discount or premium	3
Payments received	(29)
Decease in market value of securities	(12,592)
Transfers in and/or out of Level 3	32,286

Ending balance, December 31, 2008	$19,668

Included in the income statement is $3 thousand in interest income from the amortization of discounts on securities. The decrease in market value is reflected in the balance sheet as a reduction in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact. The transfers into Level 3 included nine pooled trust preferred securities in which certain observable market inputs are no longer available. The prices on these securities are Level 3 because in our model, cash flows and adjustments to the market rates are based on management judgment.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$24,826	—	—	$24,826
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $38.4 million, with a valuation allowance of $13.6 million at December 31, 2008.

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
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $85 thousand and $427 thousand of interest income for residential loans held for sale for the three and twelve months ended December 31, 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $430 thousand and $1.4 million of interest expense for the three and twelve months ended December 31, 2008, respectively, for certain retail certificates of deposit under SFAS No. 159.
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
As of December 31, 2008, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$17,155	$579	$16,576
Certain retail certificates of deposit	49,309	837	48,472

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended December 31, 2008:

Changes in Fair Value for the Three Months ended December 31, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$342	$—	$(4)	$338
Certain retail certificates of deposit	(797)	—	(330)	(1,127)
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the twelve months ended December 31, 2008:

Changes in Fair Value for the Twelve Months ended December 31, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$580	$—	$(1)	$579
Certain retail certificates of deposit	(299)	—	(538)	(837)

Carrying amounts and estimated fair values of financial instruments, not previously presented, at year-end are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value

2008
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$193,012	$193,012
Investment securities held-to-maturity	99,661	100,831
Federal Home Loan Bank stock	41,090	41,090
Loans, net	4,693,272	4,997,869
Accrued interest receivable	49,030	49,030

Financial Liabilities
Deposits	$5,372,978	$5,425,134
Short-term borrowings	649,623	649,610
Other borrowings	834,867	850,569
Accrued interest payable	14,954	14,954
Standby letters of credit	494	494

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,614

2007
Financial Assets
Cash, due from banks,federal funds sold and money market investments	$263,672	$263,672
Investment securities held-to-maturity	126,769	124,504
Federal Home Loan Bank stock	41,090	41,090
Loans, net	4,629,893	4,618,848
Accrued interest receivable	50,277	50,277

Financial Liabilities
Deposits	$5,663,383	$5,668,910
Short-term borrowings	638,247	638,247
Other borrowings	656,722	662,037
Accrued interest payable	20,567	20,567
Standby letters of credit	427	427

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,227
The following methods and assumptions were used to estimate the fair value of each type of financial instrument.
Cash, due from banks, federal funds sold and resell agreements and money market investments: For these instruments, the carrying amounts approximate fair value.
Investment securities: Fair values for investment securities held-to-maturity are based on quoted market prices, if available. For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities.
Federal Home Loan Bank Stock: The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits: The fair value of noninterest-bearing demand deposits and savings, NOW and money market deposits is the amount payable as of the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities.
Short-term borrowings: Federal funds purchased and other short-term borrowings generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value. The fair value of securities sold under agreements to repurchase is estimated by discounting future cash flows using current interest rates.
Other borrowings: The fair value of medium-term notes, subordinated debt and senior bank notes is determined using market quotes. The fair value of FHLB advances is determined using quoted prices for new FHLB advances with similar risk characteristics. The fair value of other debt is determined using comparable security market prices or dealer quotes.
Standby letters of credit: Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. The fair value for standby letters of credit was recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet in accordance with FIN 45.
Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the notional amounts of these financial instruments, see Notes 19 and 20.
NOTE 18 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $55.1 million and $216.7 million at December 31, 2008 and December 31, 2007, respectively. In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2008, the notional amount of the interest rate lock commitments and forward commitments were $20.6 million and $37.0 million, respectively. At December 31, 2007, the notional amount of the interest rate lock commitments and forward commitments were $6.9 million and $19.6 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Any ineffectiveness associated with these instruments is immaterial and reported in other income in the Consolidated Statement of Income.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $484.0 million and $484.0 million, respectively, at December 31, 2008. At December 31, 2007, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $373.2 million and $373.2 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	December 31, 2008		December 31, 2007
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$1	Other assets	$716

Total derivatives designated as hedging instruments under Statement 133		$1		$716

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$45,737	Other assets	$14,100
Commodity contracts	Other assets	130	Other assets	2,011
Foreign exchange contracts	Other assets	441	Other assets	—
Mortgage contracts	Other assets	459	Other assets	70

Total derivatives not designated as hedging instruments under Statement 133		$46,767		$16,181

Total derivatives		$46,768		$16,897

	Liability Derivatives
	December 31, 2008		December 31, 2007
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$—	Other liabilities	$649
Mortgage contracts	Other liabilities	—	Other liabilities	62

Total derivatives designated as hedging instruments under Statement 133		$—		$711

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$46,338	Other liabilities	$14,100
Commodity contracts	Other liabilities	130	Other liabilities	2,011
Foreign exchange contracts	Other liabilities	441	Other liabilities	—
Mortgage contracts	Other liabilities	505	Other liabilities	55

Total derivatives not designated as hedging instruments under Statement 133		$47,414		$16,166

Total derivatives		$47,414		$16,877

The effect of derivative instruments on the Consolidated Statement of Income for the three and twelve months ended December 31, 2008, are as follows:

		Quarter ended	Year ended
(dollars in thousands)		December 31, 2008	December 31, 2008
Derivatives in Statement 133	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(238)	$472
Interest rate contracts (2)	Other income / (expense)	(39)	160

Total		$(277)	$632

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Hedging Instruments under	Recognized in Income on	Recognized in Income on
Statement 133	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$331	$549
Interest rate contracts (3)	Other income / (expense)	53	(1,305)
Mortgage contracts	Mortgage banking revenue	(235)	(63)

Total		$149	$(819)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges under SFAS 133.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value under SFAS 159. See Note 17 to the consolidated financial statements.
NOTE 19 — COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, Old National Bancorp and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
Old National contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Old National cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, Old National believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of Old National, although the outcome of such matters could be material to Old National’s operating results and cash flows for a particular future period, depending on, among other things, the level of Old National’s revenues or income for such period.
In November 2002, several beneficiaries of the Charles Jones Trust and/or the Eula Jones Trust filed a complaint against Old National Bancorp and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) In September of 2008, the Court granted partial summary judgment to the plaintiffs on a (non-dispositive) lease interpretation issue. Old National has filed its own motion for summary judgment, but that motion has not yet been ruled upon by the Court. Old National believes that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.

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
During 2008, Old National sold eight financial centers in a series of sale leaseback transactions to unrelated parties. Old National received cash proceeds of $15.9 million, net of selling costs. The properties sold had a carrying value of $12.0 million. The $3.9 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen to twenty years. Under the lease agreements, Old National is obligated to pay a base rent of $1.5 million per year.
Total rental expense was $26.5 million in 2008, $14.5 million in 2007 and $5.1 million in 2006. The following is a summary of future minimum lease commitments as of December 31, 2008:

(dollars in thousands)
2009	$29,226
2010	28,620
2011	27,710
2012	26,878
2013	26,030
Thereafter	318,253

Total	$456,717

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.124 billion and standby letters of credit of $108.4 million at December 31, 2008. At December 31, 2008, approximately $1.070 billion of the loan commitments had fixed rates and $54 million had floating rates, with the fixed interest rates ranging from 0% to 21%. At December 31, 2007, loan commitments were $1.195 billion and standby letters of credit were $114.1 million. The notional amount of these commitments are not reflected in the consolidated financial statements. At December 31, 2008 and 2007, the balance of the allowance for credit losses on unfunded loan commitments was $3.5 million and $3.7 million, respectively.

At December 31, 2008 and 2007, Old National had credit extensions of $29.0 million and $55.6 million, respectively with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2008 and 2007, the unsecured portion was $4.0 million and $13.8 million respectively.
NOTE 20 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2008, the notional amount of standby letters of credit was $108.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.4 million at December 31, 2008.
NOTE 21 — REGULATORY RESTRICTIONS
RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are noninterest bearing and unavailable for investment purposes. The reserve balances at December 31 were $47.5 million in 2008 and $51.1 million in 2007. In addition, Old National had $9.8 million in cash and due from banks which was held as collateral for collateralized swap positions as of December 31, 2008.
RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, the Bank Subsidiary had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The Parent Company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, the Bank Subsidiary requires approval of regulatory authority for the payment of dividends to the Parent Company in 2009.
RESTRICTIONS ON THE PAYMENT OF DIVIDENDS
Old National has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition and other factors considered relevant by Old National’s Board of Directors. Additionally, the payment of dividends to the preferred shareholders has priority over the payment of cash dividends to the common stockholders and due to our participation in the CPP, we may not increase our dividend for three years from the date of the Agreement without the consent of the U.S. Treasury, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to a third party which is not an affiliate of Old National.

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
At December 31, 2008, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, the bank subsidiary must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table summarizes capital ratios for Old National and its bank subsidiary as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2008
Total capital to risk-weighted assets
Old National Bancorp	$857,475	15.44%	$444,413	8.00%	$	N/A	N/A	%
Old National Bank	746,378	13.67	436,732	8.00		545,915	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	728,020	13.11	222,207	4.00		N/A	N/A
Old National Bank	618,111	11.32	218,366	4.00		327,549	6.00
Tier 1 capital to average assets
Old National Bancorp	728,020	9.75	298,687	4.00		N/A	N/A
Old National Bank	618,111	8.39	221,120	3.00		368,533	5.00

2007
Total capital to risk-weighted assets
Old National Bancorp	$731,407	13.34%	$438,642	8.00%	$	N/A	N/A	%
Old National Bank	753,813	13.98	431,481	8.00		539,351	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	581,251	10.60	219,321	4.00		N/A	N/A
Old National Bank	603,823	11.20	215,740	4.00		323,610	6.00
Tier 1 capital to average assets
Old National Bancorp	581,251	7.72	301,303	4.00		N/A	N/A
Old National Bank	603,823	8.10	223,630	3.00		372,717	5.00

NOTE 22 — PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National Bancorp:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2008	2007
Assets
Deposits in affiliate bank	$22,807	$56,016
Investment securities — available for sale	296	—
Investment in affiliates:
Banking subsidiaries	684,597	735,195
Non-banks	60,783	70,417
Advances to affiliates	50,039	—
Other assets	89,070	80,816

Total assets	$907,592	$942,444

Liabilities and Shareholders’ Equity
Other liabilities	$19,498	$33,435
Other borrowings	157,229	256,128
Shareholders’ equity	730,865	652,881

Total liabilities and shareholders’ equity	$907,592	$942,444

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Income
Dividends from affiliates	$92,700	$153,000	$90,200
Other income	2,493	2,685	3,441
Other income from affiliates	92	29,796	31,731

Total income	95,285	185,481	125,372

Expense
Interest on borrowings	15,331	18,025	16,239
Other expenses	7,798	37,608	33,438

Total expense	23,129	55,633	49,677

Income before income taxes and equity in undistributed earnings of affiliates	72,156	129,848	75,695
Income tax benefit	(9,358)	(10,486)	(7,849)

Income before equity in undistributed earnings of affiliates	81,514	140,334	83,544
Dividends receivable from affiliates in excess of earnings	(19,036)	(65,444)	(4,171)

Net Income	$62,478	$74,890	$79,373

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006
Cash Flows From Operating Activities
Net income	$62,478	$74,890	$79,373

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	106	113	206
Stock oprion expense	407	298	729
Restricted stock expense (benefit)	1,597	1,292	(17)
(Gain) loss on derivatives	—	—	(197)
Net losses on sales and write-downs of premises and equipment	—	311	59
(Increase) decrease in other assets	(6,479)	(9,296)	6,551
(Decrease) increase in other liabilities	(504)	15,740	(8,123)
Dividends receivable from affiliates in excess of earnings	19,036	65,444	4,171

Total adjustments	14,163	73,902	3,379

Net cash flows provided by operating activities	76,641	148,792	82,752

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	469	—
Purchases and adjustments to purchase prices of subsidiaries	—	(78,109)	(75)
Purchases of investment securities available-for-sale	(296)	—	—
Proceeds from sales of investment securities available-for-sale	—	—	846
Net payments from (advances to) affiliates	(50,039)	—	57,349
Proceeds from sales of premises and equipment	—	4	—
Purchases of premises and equipment	(82)	(253)	(171)

Net cash flows provided by (used in) investing activities	(50,417)	(77,889)	57,949

Cash Flows From Financing Activities
Payments for maturities on other borrowings	(100,000)	(10,000)	—
Proceeds from issuance of other borrowings	—	—	—
Cash dividends paid	(60,801)	(57,782)	(55,574)
Common stock repurchased	(457)	(4,102)	(29,427)
Proceeds from issuance of TARP preferred stock and warrants	99,885	—	—
Common stock reissued under stock option, restricted stock and stock purchase plans	1,940	231	761

Net cash flows (used in) financing activities	(59,433)	(71,653)	(84,240)

Net increase (decrease) in cash and cash equivalents	(33,209)	(750)	56,461
Cash and cash equivalents at beginning of period	56,016	56,766	305

Cash and cash equivalents at end of period	$22,807	$56,016	$56,766

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
Summarized financial information concerning segments is shown in the following table for the years ended December 31.

SEGMENT INFORMATION

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
2008
Net interest income	$259,009	$(13,337)	$(2,347)	$243,325
Provision for loan losses	51,024	440	—	51,464
Noninterest income	83,181	14,918	68,870	166,969
Noninterest expense	226,272	3,498	67,459	297,229
Income (loss) before income taxes	64,894	(2,357)	(936)	61,601
Total assets	4,959,736	2,802,889	111,265	7,873,890

2007
Net interest income	$234,637	$(12,784)	$(2,662)	$219,191
Provision for loan losses	3,492	626	—	4,118
Noninterest income	80,328	5,815	68,995	155,138
Noninterest expense	207,006	4,518	66,474	277,998
Income (loss) before income taxes	104,467	(12,113)	(141)	92,213
Total assets	4,968,665	2,756,899	120,562	7,846,126

2006
Net interest income	$233,577	$(15,474)	$(5,386)	$212,717
Provision for loan losses	7,639	(639)	—	7,000
Noninterest income	70,084	11,428	72,408	153,920
Noninterest expense	198,817	2,610	63,263	264,690
Income (loss) before income taxes	97,205	(6,017)	3,759	94,947
Total assets	4,932,483	3,089,101	127,931	8,149,515

NOTE 24 — INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2008 and 2007.

INTERIM FINANCIAL DATA

(unaudited, dollars	Quarters Ended 2008				Quarters Ended 2007
and shares in thousands,	December	September	June	March	December	September	June	March
except per share data)	31	30	30	31	31	30	30	31
Interest income	$95,344	$95,679	$97,365	$104,134	$111,190	$115,948	$117,918	$116,312
Interest expense	32,749	36,083	36,021	44,344	53,360	60,730	63,577	64,510

Net interest income	62,595	59,596	61,344	59,790	57,830	55,218	54,341	51,802
Provision for loan losses	17,017	6,842	5,700	21,905	1,673	—	—	2,445
Noninterest income	37,585	38,995	43,513	46,876	44,071	37,571	38,739	34,757
Noninterest expense	78,996	72,463	74,834	70,936	71,036	65,495	68,434	73,033

Income before income taxes	4,167	19,286	24,323	13,825	29,192	27,294	24,646	11,081
Income tax expense (benefit)	(2,481)	2,271	4,848	(5,515)	7,207	4,730	5,095	291

Net income	$6,648	$17,015	$19,475	$19,340	$21,985	$22,564	$19,551	$10,790

Net income per share:
Basic	$0.10	$0.26	$0.30	$0.29	$0.33	$0.35	$0.30	$0.16
Diluted	0.10	0.26	0.30	0.29	0.34	0.34	0.30	0.16

Average shares
Basic	65,730	65,645	65,640	65,623	65,607	65,601	65,723	65,806
Diluted	65,922	65,790	65,812	65,754	65,707	65,658	65,804	65,863
The higher provision for loan losses in the first quarter of 2008 is primarily attributable to the increase in nonacrual loans associated with the misconduct of a former loan officer in the Indianapolis market. Provision for loan losses increased in the fourth quarter of 2008 primarily due to the increase in classified and criticized loans in the latter part of 2008.
Income tax expense decreased in the first quarter of 2008 because the Company reversed $6.6 million related to uncertain tax positions accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The income tax reversal primarily relates to a U.S. Tax Court decision confirming that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. Income tax expense was lower in the fourth quarter of 2008 primarily due to a lower level of taxable income.

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008. The applicable information appearing in the Proxy Statement for the 2009 annual meeting is incorporated by reference.
Old National has adopted a code of ethics that applies to directors, officers, and all other employees including Old National’s principal executive officer, principal financial officer and principal accounting officer. The text of the code of ethics is available on Old National’s Internet website at www.oldnational.com or in print to any shareholder who requests it. Old National intends to post information regarding any amendments to, or waivers from, its code of ethics on its Internet website.
ITEM 11. EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008. The applicable information appearing in our Proxy Statement for the 2009 annual meeting is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008. The applicable information appearing in the Proxy Statement for the 2009 annual meeting is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008. The applicable information appearing in the Proxy Statement for the 2009 annual meeting is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008. The applicable information appearing in the Proxy Statement for the 2009 annual meeting is incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Income—Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity—Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number
2		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3	(i)	Articles of Incorporation of Old National, amended December 10, 2008.

3	(ii)
By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007).

4		Instruments defining rights of security holders, including indentures

4.1
Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2
Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

Exhibit
Number
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

4.6
Form of Certificate for the Old National Bancorp Fixed Rate Cumulative Perpetual Preferred Stock, Series T (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

4.7
Warrant for the Purchase of shares of Old National Bancorp Common Stock (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

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

(j	)	Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Old National’s Form S-8 filed on July 20, 2001).*

(k	)
First Amendment to the Old National Bancorp 1999 Equity Incentive Plan (incorporated by reference to Exhibit 10(f) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(l	)
Form of 2005 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(r) of Old National’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).*

(m	)
Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(n	)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

(o	)
Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(p	)
Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(q	)
Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(r	)
Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(s	)
Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(t	)
Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(u	)
Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
Number
(v )
Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(w )
Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(x )
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(y )
Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(z )
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(aa)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ab)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ac)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(ad)
Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(ae)
Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(af)
Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ag)
Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ah)
Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ai)
Form of Employment Agreement for Robert G. Jones, Daryl D. Moore, Barbara A. Murphy and Christopher A. Wolking (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

Exhibit
Number
(aj)
Severance/Change in Control agreement between Old National and Annette W. Hudgions (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

(ak)
Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

(al)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(am)
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(an)
Form of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(ao)	Form of Waiver (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(ap)
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).*

(aq)
Form of 2009 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).*

(ar)
Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).*

(as)
Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2009).*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones Robert G. Jones,	Date: February 27, 2009
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2009, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Joseph D. Barnette, Jr. Joseph D. Barnette, Jr., Director	By:	/s/ Robert G. Jones Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan W. Braun Alan W. Braun, Director	By:	/s/ Marjorie Z. Soyugenc Marjorie Z. Soyugenc, Director

By:	/s/ Larry E. Dunigan Larry E. Dunigan,	By:	/s/ Kelly N. Stanley Kelly N. Stanley, Director
Chairman of the Board of Directors

By:	/s/ Arthur H. McElwee Jr. Arthur H. McElwee Jr., Director	By:	/s/ Charles D. Storms Charles D. Storms, Director

By:	/s/ Niel C. Ellerbrook Niel C. Ellerbrook, Director	By:	/s/ Linda E. White Linda E. White, Director

By:	/s/ Andrew E. Goebel Andrew E. Goebel, Director	By:	/s/ Christopher A. Wolking Christopher A. Wolking
Senior Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

By:	/s/ Phelps L. Lambert Phelps L. Lambert, Director	By:	/s/ Joan M. Kissel Joan M. Kissel
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

3 (i)	Articles of Incorporation of Old National, amended December 10, 2008.

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.