Form 10-Q
period 2009-03-31
OLD NATIONAL BANCORP /IN/
filed 2009-05-01
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,411,000 shares outstanding at March 31, 2009.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2009 (unaudited), December 31, 2008 and March 31, 2008 (unaudited)	3

Consolidated Statements of Income (unaudited)
Three months ended March 31, 2009 and 2008	4

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
Three months ended March 31, 2009 and 2008	5

Consolidated Statements of Cash Flows (unaudited)
Three months ended March 31, 2009 and 2008	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION	51

SIGNATURES	63

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2009	2008	2008
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$131,507	$162,893	$228,734
Federal funds sold and resell agreements	—	6	—
Money market investments	42,588	30,113	72,843

Total cash and cash equivalents	174,095	193,012	301,577
Investment securities — available-for-sale, at fair value
U.S. Government-sponsored entities and agencies	1,019,561	389,278	469,311
Mortgage-backed securities	1,045,142	1,081,619	1,012,127
States and political subdivisions	485,083	482,204	294,310
Other securities	160,517	171,925	210,567

Investment securities — available-for-sale	2,710,303	2,125,026	1,986,315
Investment securities — held-to-maturity, at amortized cost (fair value $95,334, $100,831 and $120,067 respectively)	92,989	99,661	119,380
Federal Home Loan Bank stock, at cost	41,090	41,090	41,090
Residential loans held for sale, at fair value	19,609	17,155	10,155
Loans:
Commercial	1,809,431	1,897,966	1,740,278
Commercial real estate	1,133,851	1,154,916	1,235,302
Residential real estate	488,539	496,526	528,534
Consumer credit, net of unearned income	1,189,711	1,210,951	1,176,708

Total loans	4,621,532	4,760,359	4,680,822
Allowance for loan losses	(71,775)	(67,087)	(72,250)

Net loans	4,549,757	4,693,272	4,608,572

Premises and equipment, net	58,586	44,625	45,775
Accrued interest receivable	48,248	49,030	44,489
Goodwill	167,791	159,198	159,198
Other intangible assets	37,813	27,628	31,102
Company-owned life insurance	223,816	223,126	216,917
Assets held for sale	1,992	1,992	2,996
Other assets	229,979	199,075	155,900

Total assets	$8,356,068	$7,873,890	$7,723,466

Liabilities
Deposits:
Noninterest-bearing demand	$1,039,333	$888,578	$861,114
Interest-bearing:
NOW	1,257,480	1,292,574	1,312,216
Savings	918,837	874,602	923,367
Money market	522,841	420,821	517,776
Time (including $6,034, $49,309 and $41,429, respectively, at fair value)	2,116,247	1,945,712	1,732,012

Total deposits	5,854,738	5,422,287	5,346,485
Short-term borrowings	827,092	649,623	640,503
Other borrowings	809,958	834,867	834,888
Accrued expenses and other liabilities	232,488	236,248	226,197

Total liabilities	7,724,276	7,143,025	7,048,073

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Preferred stock, series T, no par value, $1,000 liquidation value, 1,000 shares authorized, 0, 100 and 0 shares issued and outstanding, respectively	—	97,358	—
Common stock, $1 stated value, 150,000 shares authorized, 66,411, 66,321 and 66,202 shares issued and outstanding, respectively	66,411	66,321	66,202
Capital surplus	571,755	569,875	564,397
Retained earnings	41,079	50,815	53,563
Accumulated other comprehensive loss, net of tax	(47,453)	(53,504)	(8,769)

Total shareholders’ equity	631,792	730,865	675,393

Total liabilities and shareholders’ equity	$8,356,068	$7,873,890	$7,723,466

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2009	2008
Interest Income
Loans including fees:
Taxable	$51,694	$71,128
Nontaxable	5,850	5,461
Investment securities, available-for-sale:
Taxable	23,481	22,562
Nontaxable	5,799	3,221
Investment securities, held-to-maturity, taxable	1,098	1,430
Money market investments and federal funds sold	61	332

Total interest income	87,983	104,134

Interest Expense
Deposits	17,790	29,736
Short-term borrowings	388	3,929
Other borrowings	10,607	10,679

Total interest expense	28,785	44,344

Net interest income	59,198	59,790
Provision for loan losses	17,300	21,905

Net interest income after provision for loan losses	41,898	37,885

Noninterest Income
Wealth management fees	3,827	4,569
Service charges on deposit accounts	10,689	10,238
ATM fees	4,140	4,034
Mortgage banking revenue	1,728	1,233
Insurance premiums and commissions	11,410	12,069
Investment product fees	2,239	2,718
Company-owned life insurance	696	2,760
Net securities gains	5,577	4,519
Impairment on available-for-sale securities (includes total losses of $15,288 for 2009, net of $12,897 recognized in other comprehensive income, pre-tax)	(2,391)	—
Gain (loss) on derivatives	483	(616)
Gain on sale leaseback transactions	1,589	1,565
Other income	2,248	3,787

Total noninterest income	42,235	46,876

Noninterest Expense
Salaries and employee benefits	42,699	42,328
Occupancy	10,592	9,645
Equipment	2,314	2,568
Marketing	1,996	2,044
Data processing	4,891	4,622
Communication	2,551	2,311
Professional fees	2,642	1,658
Loan expense	875	1,251
Supplies	1,322	884
Loss on extinguishment of debt	405	207
FDIC assessment	2,084	302
Amortization of intangibles	1,002	876
Other expense	4,091	2,240

Total noninterest expense	77,464	70,936

Income before income taxes	6,669	13,825
Income tax expense (benefit)	(2,736)	(5,515)

Net income	9,405	19,340
Preferred stock dividends and discount accretion	(3,892)	—

Net income available to common stockholders	$5,513	$19,340

Net income per common share — basic	$0.08	$0.29
Net income per common share — diluted	0.08	0.29

Weighted average number of common shares outstanding-basic	65,793	65,623
Weighted average number of common shares outstanding-diluted	65,882	65,754

Dividends per common share (1)	$0.23	$—

(1)	A $0.23 cash dividend was paid in the first quarter of 2008. However, the first quarter dividend was declared in December 2007 and is included in fourth quarter 2007 results.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2007	—	$66,205	$563,675	$34,346	$(11,345)	$652,881
Comprehensive income
Net income	—	—	—	19,340	—	19,340	$19,340
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	2,438	2,438	2,438
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	43	43	43
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	95	95	95

Total comprehensive income							$21,916

Other adjustments	—	—	47	(123)	—	(76)
Stock repurchased	—	(13)	(213)	—	—	(226)
Stock based compensation expense	—	—	874	—	—	874
Stock activity under incentive comp plans	—	10	14	—	—	24

Balance, March 31, 2008	—	$66,202	$564,397	$53,563	$(8,769)	$675,393

Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	9,405	—	9,405	$9,405
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	4,913	4,913	4,913
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	709	709	709
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	429	429	429

Total comprehensive income							$15,456

Dividends — common stock	—	—	—	(15,227)	—	(15,227)
Dividends — preferred stock	—	—	—	(1,250)	—	(1,250)
Common stock issued	—	151	1,357	—	—	1,508
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Stock repurchased	—	(27)	(320)	—	—	(347)
Stock based compensation expense	—	—	739	—	—	739
Stock activity under incentive comp plans	—	(34)	104	(22)	—	48

Balance, March 31, 2009	$—	$66,411	$571,755	$41,079	$(47,453)	$631,792

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$9,405	$19,340

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,536	1,493
Amortization and impairment of other intangible assets	1,002	876
Net discount accretion on investment securities	(620)	(443)
Restricted stock expense	646	765
Stock option expense	93	109
Provision for loan losses	17,300	21,905
Net securities gains	(5,577)	(4,519)
Impairment on available-for-sale securities	2,391	—
Gain on sale leasebacks	(1,589)	(1,565)
(Gain) loss on derivatives	(483)	616
Net gains on sales and write-downs of loans and other assets	(127)	(780)
Loss on extinguishment of debt	405	207
Increase in cash surrender value of company owned life insurance	(690)	(2,431)
Residential real estate loans originated for sale	(57,880)	(43,908)
Proceeds from sale of residential real estate loans	56,129	47,523
Decrease in interest receivable	814	5,788
(Increase) decrease in other assets	3,398	(31,506)
Increase (decrease) in accrued expenses and other liabilities	(1,378)	4,142

Total adjustments	15,370	(1,728)

Net cash flows provided by operating activities	24,775	17,612

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	353,694	—
Purchases of investment securities available-for-sale	(836,865)	(417,852)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	184,695	480,824
Proceeds from sales of investment securities available-for-sale	78,343	100,177
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	6,540	7,201
Proceeds from sale of loans	—	2,251
Net principal collected from (loans made to) customers	131,814	(2,780)
Proceeds from sale of premises and equipment and other assets	9	4,104
Proceeds from sale leaseback of real estate	—	4,542
Purchases of premises and equipment	(4,772)	(2,519)

Net cash flows provided by (used in) investing activities	(86,542)	175,948

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	71,060	5,666
Savings, NOW and money market deposits	(69,822)	6,510
Time deposits	5,272	(329,642)
Short-term borrowings	177,469	2,256
Payments for maturities on other borrowings	(85)	(50,077)
Proceeds from issuance of other borrowings	—	225,000
Payments related to retirement of debt	(25,464)	—
Cash dividends paid on common stock	(15,227)	(15,166)
Cash dividends paid on preferred stock	(1,514)	—
Common stock repurchased	(347)	(226)
Proceeds from exercise of stock options, including tax benefit	—	24
Repurchase of TARP preferred stock	(100,000)	—
Common stock issued	1,508	—

Net cash flows provided by (used in) financing activities	42,850	(155,655)

Net increase (decrease) in cash and cash equivalents	(18,917)	37,905
Cash and cash equivalents at beginning of period	193,012	263,672

Cash and cash equivalents at end of period	$174,095	$301,577

Supplemental cash flow information:
Total interest paid	$26,370	$44,719
Total taxes paid (net of refunds)	$2	$5,250
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments, income taxes and valuation of securities are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2009 and 2008, and December 31, 2008, and the results of its operations for the three months ended March 31, 2009 and 2008. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2008.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2009 presentation. Such reclassifications had no effect on net income.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
FSP SFAS No. 157-2 — In February 2008, the FASB issued FASB Staff Position No. 157-2. The staff position delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on Old National’s consolidated financial position or results of operations.
SFAS No. 141(R) — In December 2007, the FASB issued Statement No. 141(R) — Business Combinations. This statement replaces FASB Statement No. 141 — Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. See Note 3 to the consolidated financial statements for the impact on the Company of adopting SFAS No. 141(R).
SFAS No. 160 — In December 2007, the FASB issued Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
SFAS No. 161 — In March 2008, the FASB issued Statement No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations and the required disclosures have been included.

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
FSP No. FAS 107-1 and APB 28-1 — In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009.
FSP No. FAS 115-2 and FAS 124-2 — In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009. See Note 6 to the consolidated financial statements for the impact on the Company of adopting FSP No. FAS 115-2 and FAS 124-2.
FSP No. FAS 157-4 — In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.
SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments Debt and Equity Securities. On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.

EITF 08-6 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. EITF 08-6 became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
EITF 08-7 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. EITF 08-7 is effective for intangible assets acquired on or after January 1, 2009. The adoption of EITF 08-7 did not have a material impact on the Company’s consolidated financial position or results of operations.
FSP EITF 03-6-1 — In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact.
NOTE 3 — ACQUISITION
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consists of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million. In accordance with SFAS No.141(R), Old National expensed approximately $3.0 million of direct acquisition costs and recorded goodwill of $8.6 million and $11.2 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, Old National assumed deposit liabilities valued at approximately $427 million and acquired a portfolio of loans valued at approximately $5.6 million.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three months ended March 31:

	Three Months Ended	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31, 2009	March 31, 2008
Basic Earnings Per Share
Net income	$9,405	$19,340
Less: Preferred stock dividends and accretion of discount	3,892	—

Net income available to common stockholders	5,513	19,340

Weighted average common shares outstanding	65,793	65,623

Basic Earnings Per Share	$0.08	$0.29

Diluted Earnings Per Share
Net income available to common stockholders	5,513	19,340

Weighted average common shares outstanding	65,793	65,623
Effect of dilutive securities:
Restricted stock (1)	78	106
Stock options (2)	11	25
Warrants (3)	—	—

Weighted average shares outstanding	65,882	65,754

Diluted Earnings Per Share	$0.08	$0.29

(1)	302 shares of restricted stock were not included in the computation of net income per diluted share at March 31, 2009 because the effect would be antidulitive.

(2)	Options to purchase 6,054 shares and 5,727 shares outstanding at March 31, 2009 and 2008, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3)	Warrants to purchase 813 shares at March 31, 2009, were not included in the computation because the effect would be antidilutive.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position is effective for Old National for the interim period beginning January 1, 2009. Upon adoption, all prior-period earnings per share data were recalculated according to EITF 03-6-1. These calculations resulted in no material changes to earnings per share data as previously presented.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Net income	$9,405	$19,340
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	18,911	8,344
Reclassification adjustment for securities (gains) losses realized in income	(795)	(4,519)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(12,897)	—
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	2,391	—
Income tax effect	(2,697)	(1,387)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	1,109	—
Reclassification adjustment on cash flow hedges	72	71
Income tax effect	(472)	(28)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	714	158
Income tax effect	(285)	(63)

Total other comprehensive income (loss)	6,051	2,576

Comprehensive income (loss)	$15,456	$21,916

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2009 and 2008:

	Unrealized	Unrecognized	Defined	Accumulated
	gains (losses)	gain (loss) on	benefit	other
	on available for	cash flow	pension	comprehensive
(dollars in thousands)	sale securities	hedges	plans	income (loss)
Balance at December 31, 2008	$(40,504)	$(480)	$(12,520)	$(53,504)
Other comprehensive income (loss)	2,522	709	429	3,660
Other-than-temporary-impairment on available-for-sale securities realized in income	2,391	—	—	2,391

Balance at March 31, 2009	$(35,591)	$229	$(12,091)	$(47,453)

Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)
Other comprehensive income (loss)	2,438	43	95	2,576

Balance at March 31, 2008	$(1,266)	$(612)	$(6,891)	$(8,769)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2009
Available-for-sale
U.S. Government-sponsored entities and agencies	$1,012,591	$9,702	$(2,732)	$1,019,561
Mortgage-backed securities	1,082,763	22,292	(59,913)	1,045,142
States and political subdivisions	465,490	21,904	(2,311)	485,083
Other securities	206,468	917	(46,868)	160,517

Total available-for-sale securities	$2,767,312	$54,815	$(111,824)	$2,710,303

Held-to-maturity
Mortgage-backed securities	$86,079	$2,789	$(444)	$88,424
Other securities	6,910	—	—	6,910

Total held-to-maturity securities	$92,989	$2,789	$(444)	$95,334

December 31, 2008
Available-for-sale
U.S. Government-sponsored entities and agencies	$381,634	$7,644	$—	$389,278
Mortgage-backed securities	1,127,064	15,443	(60,888)	1,081,619
States and political subdivisions	471,246	16,030	(5,072)	482,204
Other securities	209,701	883	(38,659)	171,925

Total available-for-sale securities	$2,189,645	$40,000	$(104,619)	$2,125,026

Held-to-maturity
Mortgage-backed securities	$90,987	$1,529	$—	$92,516
Other securities	8,674	—	(359)	8,315

Total held-to-maturity securities	$99,661	$1,529	$(359)	$100,831

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	March 31, 2009		Weighted
	Amortized	Fair	Average
(dollars in thousands)	Cost	Value	Yield
Maturity
Available-for-sale
Within one year	$301,381	$307,551	5.94%
One to five years	856,331	813,048	4.97
Five to ten years	255,516	255,871	5.84
Beyond ten years	1,354,084	1,333,833	5.15

Total	$2,767,312	$2,710,303	5.24%

Held-to-maturity
One to five years	$92,989	$95,334	4.50%

Total	$92,989	$95,334	4.50%

The following table summarizes the investment securities with unrealized losses at March 31, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$361,753	$(2,732)	$—	$—	$361,753	$(2,732)
Mortgage-backed securities	159,209	(42,734)	35,011	(17,179)	194,220	(59,913)
States and political subdivisions	72,959	(2,251)	1,183	(60)	74,142	(2,311)
Other securities	58,471	(9,274)	31,907	(37,594)	90,378	(46,868)

Total available-for-sale	$652,392	$(56,991)	$68,101	$(54,833)	$720,493	$(111,824)

Held-to-Maturity
Other securities	$—	$—	$6,465	$(444)	$6,465	$(444)

Total held-to-maturity	$—	$—	$6,465	$(444)	$6,465	$(444)

December 31, 2008
Available-for-Sale
U.S. Government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	235,124	(46,394)	64,164	(14,494)	299,288	(60,888)
States and political subdivisions	121,276	(5,072)	—	—	121,276	(5,072)
Other securities	81,326	(7,793)	29,785	(30,866)	111,111	(38,659)

Total available-for-sale	$437,726	$(59,259)	$93,949	$(45,360)	$531,675	$(104,619)

Held-to-Maturity
Other securities	$—	$—	$8,315	$(359)	$8,315	$(359)

Total held-to-maturity	$—	$—	$8,315	$(359)	$8,315	$(359)

Proceeds from sales and calls of securities available for sale were $78.3 million and $100.2 million for the three months ended March 31, 2009 and 2008, respectively. Gross gains of $6.5 million and $4.6 million and gross losses of $0.9 million and $0.1 million were realized on these sales during 2009 and 2008, respectively. Also impacting earnings in 2009 is an other-than-temporary impairment charge related to credit loss on three trust preferred securities in the amount of $2.4 million, described below.
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When other-than-temporary-impairment occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.
As of March 31, 2009, Old National’s security portfolio consisted of 1,170 securities, 206 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:
Mortgage-backed Securities
At March 31, 2009, approximately 80% of the mortgage-backed securities held by Old National were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009.
The Company’s mortgage-backed securities portfolio did contain non-agency collateralized mortgage obligations with a market value of $209.2 million which had unrealized losses of approximately $59.3 million at March 31, 2009. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of EITF 99-20. The Company monitors to insure it has adequate credit support and as of March 31, 2009, the Company believes there is no other-than-temporary-impairment and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
Other Securities
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

Our analysis of seven of these investments falls within the scope of EITF 99-20 and includes $34.7 million book value of pooled trust preferred securities. These securities were rated A2 and A3 at inception, but at March, 31, 2009 Moody’s rated one security Baa2, two securities Caa3 and four securities Ca. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and treat all interest payment deferrals as defaults. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. Upon completion of the March 31, 2009 analysis, our model indicated other-than-temporary impairment on three of these securities, all of which experienced additional defaults or deferrals during the period. These three securities had other-than-temporary-impairment losses of $15.3 million, of which $2.4 million was recorded as expense and $12.9 million was recorded in other comprehensive income. These three securities remained classified as available for sale at March 31, 2009, and together, the seven securities subject to EITF 99-20 accounted for $27.2 million of the unrealized loss in the other securities category at March 31, 2009.
The following table details the three debt securities with other-than-temporary-impairment, their credit rating at March 31, 2009 and the related credit losses recognized in earnings:

		MM Community	Reg Div Funding
	Tropic 2003 A4L	Funding IX B-2	2004 B-2
	Rated Caa3	Rated Caa3	Rated Ca	Total
Amount of other-than-temporary-impairment related to credit loss at January 1, 2009	$—	$—	$—	$—
Addition	828	282	1,281	2,391

Amount of other-than-temporary-impairment related to credit loss at March 31, 2009	$828	$282	$1,281	$2,391

NOTE 7 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities. Prior to this, these residential loans had been recorded at the lower of cost or market value. At March 31, 2009 and December 31, 2008, Old National had residential loans held for sale of $19.6 million and $17.2 million, respectively.
During the first quarter of 2008, commercial loans held for investment of $2.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold, with no write-down on the loans transferred. At March 31, 2009, there were no loans held for sale under this arrangement.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Balance, January 1	$67,087	$56,463
Additions:
Provision charged to expense	17,300	21,905
Deductions:
Loans charged-off	15,900	8,689
Recoveries	(3,288)	(2,571)

Net charge-offs	12,612	6,118

Balance, March 31	$71,775	$72,250

Individually impaired loans were as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Impaired loans without an allowance for loan losses allocation	$16,925	$13,968
Impaired loans with an allowance for loan losses allocation	48,876	38,425

Total impaired loans	$65,801	$52,393

Allowance for loan losses allocated to impaired loans	$18,442	$13,599

For the three months ended March 31, 2009 and 2008, the average balance of impaired loans was $59.1 million and $45.1 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Nonaccrual loans	$77,406	$64,041
Renegotiated loans	—	—

Total nonperforming loans	$77,406	$64,041

Past due loans (90 days or more and still accruing)	$2,435	$2,908

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. As discussed in the Credit Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, nonaccrual loans at March 31, 2009 and 2008, included $6.8 million and $23.0 million, respectively, related to the misconduct of a former loan officer.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009 and 2008:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,593	—	8,593

Balance, March 31, 2009	$127,918	$39,873	$167,791

Balance, January 1, 2008	$119,325	$39,873	$159,198
Adjustments to goodwill	—	—	—

Balance, March 31, 2008	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2008 and determined that no impairment existed as of this date. Old National recorded $8.6 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2009 and December 31, 2008 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2009
Amortized intangible assets:
Core deposit	$26,810	$(7,606)	$19,204
Customer business relationships	25,753	(10,688)	15,065
Customer loan relationships	4,413	(869)	3,544

Total intangible assets	$56,976	$(19,163)	$37,813

December 31, 2008
Amortized intangible assets:
Core deposit	$15,623	$(7,203)	$8,420
Customer business relationships	25,753	(10,189)	15,564
Customer loan relationships	4,413	(769)	3,644

Total intangible assets	$45,789	$(18,161)	$27,628

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $11.2 million of other intangibles associated with the acquisition of the branch banking network of Citizens Financial Group in the first quarter of 2009, which is included in the “Community Banking” column for segment reporting. During the first quarter of 2008, Old National recorded $0.2 million of other intangibles associated with the purchase of an insurance book of business. The insurance subsidiary is included in the “Other” column for segment reporting. Total amortization expense associated with other intangible assets for the three months ended March 31 was $1.0 million in 2009 and $0.9 million in 2008.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2009 remaining	$4,986
2010	6,130
2011	5,546
2012	4,840
2013	4,050
Thereafter	12,261

Total	$37,813

NOTE 10 — ASSETS HELD FOR SALE
Assets held for sale are summarized as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Assets held for sale:
Land	$791	$791
Building and improvements	3,401	3,401

Total	4,192	4,192
Accumulated depreciation	(2,200)	(2,200)

Assets held for sale — net	$1,992	$1,992

Included in assets held for sale at March 31, 2009 are four financial centers which are pending sale. Old National plans to continue occupying these properties under long-term lease arrangements. See note 16 to the consolidated financial statements for additional information on Old National’s long-term lease arrangements.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2009, and December 31, 2008:

	March 31,	December 31,
(dollars in thousands)	2009	2008
Old National Bancorp:
Senior unsecured note (fixed rate 5.00%) maturing May 2010	$50,000	$50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 4.27%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(759)	(771)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	99,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing September 2009 to January 2023	400,123	425,198
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,380	4,390
SFAS 133 fair value hedge and other basis adjustments	(786)	(950)

Total other borrowings	$809,958	$834,867

Contractual maturities of other borrowings at March 31, 2009, were as follows:

(dollars in thousands)
Due in 2009	$2,030
Due in 2010	99,043
Due in 2011	275,046
Due in 2012	150,688
Due in 2013	106,405
Thereafter	178,291
SFAS 133 fair value hedge and other basis adjustments	(1,545)

Total	$809,958

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.83% and 3.81% at March 31, 2009, and December 31, 2008, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 155% of outstanding debt.
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
At March 31, 2009, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2009 remaining	$292
2010	390
2011	390
2012	390
2013	390
Thereafter	11,314

Total minimum lease payments	13,166
Less amounts representing interest	8,786

Present value of net minimum lease payments	$4,380

LINE OF CREDIT
During the first quarter of 2008, Old National entered into a $100 million revolving credit facility at the parent company level. Three unrelated financial institutions serve as lenders for the facility. During part of 2008, $55 million was outstanding under the revolving credit facility and was included in other short-term borrowings. The facility had an interest rate of LIBOR plus 1.00% and a maturity of 364 days. There was no amount outstanding as of December 31, 2008. On February 13, 2009, the line of credit was terminated.
Subsequent to March 31, 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of March 31, 2009.
TERM AUCTION FACILITY
On January 2, 2009, Old National borrowed $100 million from the Federal Reserve under its Term Auction Facility. The borrowing has an interest rate of .20% and a maturity of 83 days. On January 15, 2009, Old National borrowed an additional $50 million from the Federal Reserve under the Term Auction Facility. The additional borrowing had an interest rate of .25% and a maturity of 28 days. On February 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of March 12, 2009. On March 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of April 9, 2009. On April 9, 2009, the $50 million debt matured and was replaced with $100 million of new debt with an interest rate of .25% and a maturity date of May 7, 2009. On April 23, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 16, 2009.
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
Old National contributed $0.2 million to cover benefit payments from the Restoration Plan during the first three months of 2009. Old National expects to contribute an additional $0.2 million to cover benefit payments from the Restoration Plan during the remainder of 2009.
The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Interest cost	$493	$536
Expected return on plan assets	(483)	(792)
Recognized actuarial loss	363	158
Settlement	350	—

Net periodic benefit cost	$723	$(98)

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At March 31, 2009, 1.4 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company granted 177 thousand stock options during the first quarter of 2009. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $0.3 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 28.8%; a risk free interest rate of 2.08%; an expected option term of six years; a 5.31% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first three months of 2009 as compared to $0.1 million for the first three months of 2008.
Restricted Stock Awards
The Company granted 72 thousand time-based restricted stock awards to certain key officers during 2009, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2009, unrecognized compensation expense was estimated to be $4.3 million for unvested restricted share awards.
Old National recorded expense of $0.4 million, net of tax benefit, during the first three months of 2009, compared to expense of $0.5 million during the first three months of 2008 related to the vesting of restricted share awards. Included in the first three months of 2009 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants.
Restricted Stock Units
The Company granted 103 thousand shares of performance based restricted stock units to certain key officers during 2009, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first three months of 2009. The Company did not grant restricted stock units in 2008.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Provision at statutory rate of 35%	$2,334	$4,839
Tax-exempt income	(4,171)	(3,773)
Reversal of portion of unrecognized tax benefits	—	(6,611)
State income taxes	(806)	4
Other, net	(93)	26

Income tax expense (benefit)	$(2,736)	$(5,515)

Effective tax rate	(41.0)%	(39.9)%

For the three months ended March 31, 2009, the effective tax rate was lower than the three months ended March 31, 2008. The main factor for the decrease in the effective tax rate for the three months ended March 31, 2009, was that the tax-exempt income comprised a higher percentage of pre-tax income in the three months ended March 31, 2009 than at March 31, 2008.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2009
Balance at January 1	$7,513
Additions based on tax positions related to the current year	13

Balance at March 31	$7,526

Approximately $1.9 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $111.1 million and $55.1 million at March 31, 2009 and December 31, 2008, respectively. In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2009, the notional amount of the interest rate lock commitments and forward commitments were $46.9 million and $64.8 million, respectively. At December 31, 2008, the notional amount of the interest rate lock commitments and forward commitments were $20.6 million and $37.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $497.0 million and $497.0 million, respectively, at March 31, 2009. At December 31, 2008, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $484.0 million and $484.0 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$1,122	Other assets	$1

Total derivatives designated as hedging instruments under Statement 133		$1,122		$1

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$43,469	Other assets	$45,737
Commodity contracts	Other assets	—	Other assets	130
Foreign exchange contracts	Other assets	178	Other assets	441
Mortgage contracts	Other assets	1,039	Other assets	459

Total derivatives not designated as hedging instruments under Statement 133		$44,686		$46,767

Total derivatives		$45,808		$46,768

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$—	Other liabilities	$—
Mortgage contracts	Other liabilities	—	Other liabilities	—

Total derivatives designated as hedging instruments under Statement 133		$—		$—

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$43,599	Other liabilities	$46,338
Commodity contracts	Other liabilities	—	Other liabilities	130
Foreign exchange contracts	Other liabilities	178	Other liabilities	441
Mortgage contracts	Other liabilities	757	Other liabilities	505

Total derivatives not designated as hedging instruments under Statement 133		$44,534		$47,414

Total derivatives		$44,534		$47,414

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2009 and 2008 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		March 31, 2009	March 31, 2008
Derivatives in Statement 133	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$660	$263
Interest rate contracts (2)	Other income / (expense)	12	97

Total		$672	$360

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Hedging Instruments under	Recognized in Income on	Recognized in Income on
Statement 133	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(360)	$—
Interest rate contracts (3)	Other income / (expense)	472	(713)
Mortgage contracts	Mortgage banking revenue	328	(134)

Total		$440	$(847)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges under SFAS 133.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value under SFAS 159. See Note 19 to the consolidated financial statements.
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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National Bancorp and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) In March of 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court which is currently pending. Old National has objected to the plaintiffs motion to alter or amend the judgment granted in favor of Old National and will also contest any appeal the plaintiffs may file. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.

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
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.137 billion and standby letters of credit of $109.7 million at March 31, 2009. At March 31, 2009, approximately $1.073 billion of the loan commitments had fixed rates and $64 million had floating rates, with the fixed interest rates ranging from 1% to 21%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2009 and December 31, 2008, the balance of the allowance for unfunded loan commitments was $3.7 million and $3.5 million, respectively.
At March 31, 2009 and December 31, 2008 Old National had credit extensions of $28.8 million and $29.0 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2009 and December 31, 2008, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $25.0 million and $25.0 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2009, the notional amount of standby letters of credit was $109.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.4 million at March 31, 2009.

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
Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended March 31, 2009
Net interest income	$69,458	$(9,754)	$(506)	$59,198
Provision for loan losses	17,300	—	—	17,300
Noninterest income	20,176	4,200	17,859	42,235
Noninterest expense	59,478	1,448	16,538	77,464
Income (loss) before income taxes	12,856	(7,002)	815	6,669
Total assets	4,853,040	3,392,117	110,911	8,356,068
Three months ended March 31, 2008
Net interest income	$63,240	$(3,029)	$(421)	$59,790
Provision for loan losses	21,886	19	—	21,905
Noninterest income	19,101	6,643	21,132	46,876
Noninterest expense	51,915	1,335	17,686	70,936
Income before income taxes	8,540	2,260	3,025	13,825
Total assets	4,935,482	2,670,811	117,173	7,723,466

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
Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$2,710,303	—	$2,699,148	$11,155
Residential loans held for sale	19,609	—	19,609	—
Derivative assets	45,808	—	45,808	—
Financial Liabilities
Certain retail certificates of deposit	6,034	—	6,034	—
Derivative liabilities	44,534	—	44,534	—

		Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$2,125,026	—	$2,105,358	$19,668
Residential loans held for sale	17,155	—	17,155	—
Derivative assets	46,768	—	46,768	—
Financial Liabilities
Certain retail certificates of deposit	49,309	—	49,309	—
Derivative liabilities	47,414	—	47,414	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,668
Accretion/amortization of discount or premium	(5)
Payments received	(17)
Decease in fair value of securities	(8,491)
Transfers in and/or out of Level 3	—

Ending balance, March 31, 2009	$11,155

Included in the income statement is $5 thousand in interest expense from the amortization of discounts on securities. The decrease in market value is reflected in the balance sheet as a reduction in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$30,434	—	—	$30,434

Fair Value Measurements at December 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$24,826	—	—	$24,826
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $48.9 million, with a valuation allowance of $18.4 million at March 31, 2009.

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
Additionally, the transition provisions of SFAS No. 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Company did not elect the fair value option for any existing position at January 1, 2008.
The Company did elect the fair value option under SFAS No. 159 prospectively for the following items:
•	Residential mortgage loans held for sale

•	Certain retail certificates of deposit
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $136 thousand and $96 thousand of interest income for residential loans held for sale for the three months ended March 31, 2009 and 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $71 thousand and $144 thousand of interest expense for the three months ended March 31, 2009 and 2008, respectively, for certain retail certificates of deposit under SFAS No. 159.
Residential mortgage loans held for sale
Old National has elected the fair value option under SFAS No. 159 for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. These loans are intended for sale and are hedged with derivative instruments. None of these loans are 90 days or more past due, nor are any on nonaccrual status. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. The fair value option was not elected for loans held for investment. This election was effective for applicable loans originated after January 1, 2008.
Certain retail certificates of deposit
Old National has elected the fair value option under SFAS No. 159 for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. This election was adopted prospectively for certain retail certificates of deposit originated after January 1, 2008.
As of March 31, 2009, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$19,609	$604	$19,005
Certain retail certificates of deposit	6,034	144	5,890

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2009:

Changes in Fair Value for the Three Months ended March 31, 2009, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$605	$—	$(1)	$604
Certain retail certificates of deposit	(61)	—	(83)	(144)
As of March 31, 2008, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$10,155	$168	$9,987
Certain retail certificates of deposit	41,429	296	41,133
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2008:

Changes in Fair Value for the Three Months ended March 31, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$166	$2	$—	$168
Certain retail certificates of deposit	(152)	—	(144)	(296)

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2009 and December 31, 2008 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
March 31, 2009
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$174,095	$174,095
Investment securities held-to-maturity	92,989	95,334
Federal Home Loan Bank stock	41,090	41,090
Loans, net (including impaired loans)	4,549,757	4,784,034
Accrued interest receivable	48,248	48,248

Financial Liabilities
Deposits	$5,848,704	$5,901,495
Short-term borrowings	827,092	827,078
Other borrowings	809,958	816,260
Accrued interest payable	17,369	17,369
Standby letters of credit	496	496

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$2,876

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2008
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$193,012	$193,012
Investment securities held-to-maturity	99,661	100,831
Federal Home Loan Bank stock	41,090	41,090
Loans, net (including impaired loans)	4,693,272	4,997,869
Accrued interest receivable	49,030	49,030

Financial Liabilities
Deposits	$5,372,978	$5,425,134
Short-term borrowings	649,623	649,610
Other borrowings	834,867	850,569
Accrued interest payable	14,954	14,954
Standby letters of credit	494	494

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,614

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
Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the notional amounts of these financial instruments, see Notes 16 and 17.
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three months ended March 31, 2009 and 2008, and financial condition as of March 31, 2009, compared to March 31, 2008, and December 31, 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
Old National began 2009 celebrating its 175th anniversary. The company has grown from about $160 thousand in assets in 1834 to approximately $8.4 billion today.
On March 20, 2009, Old National completed the acquisition of Citizens Financial’s Indiana franchise. This acquisition adds 65 locations to our footprint and positions Old National with the third largest branch network in the state of Indiana. Included in the purchase were 6 full-service banking centers, 59 “in-store” locations and 66 ATMs. The in-store locations are inside select general merchandise and food stores. Some of these branches overlap with certain of Old National’s existing financial centers and management has announced plans to close eight of these banking centers which could result in $8.0 to $10.0 million of additional costs associated with the acquisition in 2009. As always, the Company will continue to rationalize our branch network based on traffic patterns and customer needs.

On March 31, 2009, Old National repurchased all of the $100 million in preferred, non-voting stock that was sold to the U.S. Department of Treasury as part of the Capital Purchase Program. Subsequent to quarter end, the Company submitted its notice of intent to repurchase the Warrant for up to 813,008 shares of the Company’s common stock issued by the Company to Treasury on December 12, 2008. The Warrant was issued in connection with the Company’s participation in Treasury’s Capital Purchase Program. This repurchase will be the second and final phase required of Old National to end its participation in the Capital Purchase Program (CPP).
Net income for the first quarter of 2009 is $9.4 million, compared to $6.6 million and $19.3 million for the quarters ended December 31, 2008 and March 31, 2008, respectively. Results for the first quarter of 2009 were impacted by a $3.0 million charge for direct acquisition costs related to the acquisition of Charter One’s Indiana franchise and net securities gains of $5.6 million, which were partially offset by other-than-temporary impairment of $2.4 million realized during the quarter. The first quarter of 2009 also includes $2.4 million of seasonal insurance contingency revenue.
Net interest margin in the first quarter of 2008 was 3.63% compared to 3.96% during the fourth quarter of 2008, and 3.68% year-over-year. The margin retreated in the first quarter of 2009 despite a slight increase in average earning assets due to our shift to a more asset sensitive balance sheet, or a balance sheet in which assets re-price more quickly than funding costs. Management is taking action to reduce our asset sensitivity and increase asset yields.
Although we believe our conservative stance toward underwriting policies and real estate lending has positioned us well, the credit markets continue to be a challenge in 2009. We recorded provision expense of $17.3 million during the first quarter and are seeing credit quality starting to soften in expanded sectors. Non-accrual loans increased $13.4 million compared to the prior quarter, however, criticized and classified loans improved slightly. We remain cautious on consumer, construction and commercial real estate credit quality. As a percent of total loans, the allowance was 1.55% at March 31, 2009, compared to 1.41% and 1.54% at December 31, 2008 and March 31, 2008, respectively. Annualized net charge-offs were 1.07% of average loans in the first quarter of 2009 compared to 1.14% in the fourth quarter of 2008, and 0.52% year-over-year. Nonperforming loans totaled 1.67% of total loans at March 31, 2009, compared to 1.34% at December 31, 2008 and 1.50% a year ago.
During the remainder of 2009, maintaining our well-capitalized position will be our primary focus. On April 23, 2009, we announced our intent to reduce the second quarter dividend to $0.07 per share. Until the economy emerges from this challenging environment, we feel it is only prudent to conserve capital. Our ability to grow organically or through future bank acquisition opportunities will be predicated on our ability to remain a strong and profitable bank.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2009	2008	Change
Income Statement Summary:
Net interest income	$59,198	$59,790	(1.0)%
Provision for loan losses	17,300	21,905	(21.0)
Noninterest income	42,235	46,876	(9.9)
Noninterest expense	77,464	70,936	9.2
Other Data:
Return on average common equity	3.43%	11.51%
Efficiency ratio	72.20	63.87
Tier 1 leverage ratio	7.30	8.03
Net charge-offs to average loans	1.07	0.52
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 58% of revenues at March 31, 2009. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $5.9 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively.
Taxable equivalent net interest income was $65.1 million for the three months ended March 31, 2009, up from the $64.2 million reported for the three months ended March 31, 2008. The net interest margin was 3.63% for the three months ended March 31, 2009, compared to 3.68% for the three months ended March 31, 2008. The increase in net interest income is primarily due to the increase in interest earning assets being greater than the increase in interest-bearing liabilities. The decrease in net interest margin is primarily due to a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 98 basis points from 6.25% to 5.27%. The cost of interest-bearing liabilities decreased 105 basis points from 2.98% to 1.93%.
Average earning assets were $7.177 billion for the three months ended March 31, 2009, compared to $6.974 billion for the three months ended March 31, 2008, an increase of 2.9%, or $203.5 million. Significantly affecting average earning assets at March 31, 2009 compared to March 31, 2008, was the increase in the size of the investment portfolio combined with the reduction of the size of the loan portfolio. During the three months ended March 31, 2009, $836.9 million of investment securities were purchased and $191.2 million of investment securities were called by the issuers or sold. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.

Also affecting margin was an increase in noninterest-bearing demand deposits and time deposits. Included in deposits at March 31, 2009 are $89.8 million of noninterest-bearing deposits and $162.8 million of time deposits from the Citizens Financial branch acquisition. During 2008, $137.6 million of high cost brokered certificates of deposit were called or matured and $100.5 million of retail certificates of deposit were called. A $50 million bank note matured in the first quarter of 2008 and $100 million of medium-term notes matured in the second quarter of 2008. In addition, $51 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55 million outstanding was paid off in the fourth quarter of 2008. During the first quarter of 2009, $65.0 million of high cost brokered certificates of deposit were called and $50.9 million of retail certificates of deposit were called. In addition, $25.0 million of FHLB advances were prepaid in the first quarter of 2009. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Borrowed funds have increased as a percent of interest-bearing liabilities, due to our ability to obtain low-cost short-term borrowings. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was $17.3 million for the three months ended March 31, 2009, compared to $21.9 million for the three months ended March 31, 2008. Included in the 2008 provision is $17.0 million associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits. See the discussion in “Allowance for Loan Losses and Reserve for Unfunded Commitments” in the Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2009, was $42.2 million, a decrease of $4.7 million, or 9.9%, from the $46.9 million reported for the three months ended March 31, 2008.
Net securities gains were $3.2 million for the three months ended March 31, 2009, compared to net securities gains of $4.5 million for the three months ended March 31, 2008. Included in the first quarter of 2009 is a $2.4 million charge for other-than-temporary-impairment on three pooled trust preferred securities. The 2008 net securities gains were primarily the result of securities which were called by the issuers.
Wealth management fees were $3.8 million for the three months ended March 31, 2009 as compared to $4.6 million for the three months ended March 31, 2008. Trust fee income has declined as a result of lower market values of managed assets.
Revenue from company-owned life insurance was $0.7 million for the three months ended March 31, 2009 compared to $2.8 million for the three months ended March 31, 2008. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues in the first quarter of 2009 and we anticipate these lower revenue levels to continue in future periods.
Fluctuations in the value of our derivatives resulted in a gain on derivatives of $0.5 million in the first quarter of 2009 as compared to a loss on derivatives of $0.6 million in the first quarter of 2008.
Other income decreased $1.5 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease was primarily as a result of a $1.5 million gain associated with the redemption of class B VISA shares recorded during the first quarter of 2008.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2009, totaled $77.5 million, an increase of $6.5 million, or 9.2%, from the $70.9 million recorded for the three months ended March 31, 2008. Included in noninterest expense for the first quarter of 2009 is approximately $3.0 million of one-time expenses related to the Citizens Financial branch acquisition.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2009, salaries and benefits were $42.7 million compared to $42.3 million for the three months ended March 31, 2008. Included in the first quarter of 2009 is an increase of approximately $0.8 million for pension expense and $0.4 million for higher medical insurance expenses. Partially offsetting these increases was a $1.0 million reversal of performance-based incentive compensation expense.
Occupancy expense increased $0.9 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily as a result of an increase in rent expense. Utilities expense and real estate taxes also increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase in rent expense is related to the sale leaseback transactions discussed in Note 16 to the consolidated financial statements and the additional 65 branches acquired from Citizens Financial.
Professional fees increased $1.0 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Increases in legal and other professional fees related to the Citizens Financial branch acquisition were the primary reason for the increase.
FDIC assessment expense was $2.1 million for the three months ended March 31, 2009, compared to $0.3 million for the three months ended March 31, 2008. The increase is primarily due to the increase in the rates banks pay for deposit insurance. The FDIC implemented a special assessment of 20 basis points taking effect on April 1, 2009 that will apply to assessments for the second quarter of 2009 and thereafter. We anticipate a significant increase in our assessment expense in 2009 as a result of both the increase in the assessment and the expiration of our one-time assessment credit. It is possible that certain legislation, if passed in the future, could reduce the special assessment to 10 basis points or lower.
Other expense for the three months ended March 31, 2009, totaled $4.1 million, an increase of $1.9 million compared to the three months ended March 31, 2008. The provision for unfunded commitments increased $0.8 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Included in the first quarter of 2009 is approximately $1.0 million of one-time expenses related to the acquisition of the retail branch banking network of Citizens Financial Group.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was (41.0)% for the three months ended March 31, 2009, compared to (39.9)% for the three months ended March 31, 2008. The main factor for the decrease in the effective tax rate for the three months ended March 31, 2009, was that the tax-exempt income comprised a higher percentage of pre-tax income in the three months ended March 31, 2009 than at March 31, 2008. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At March 31, 2009, our assets were $8.356 billion, a 8.2% increase compared to March 31, 2008 assets of $7.723 billion, and an annualized increase of 24.5% compared to December 31, 2008 assets of $7.874 billion. On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which increased assets by approximately $424.7 million. The increase in investment securities in the past twelve months more than offset the decrease in the loan portfolio and cash and cash equivalents. Year over year, deposits have increased, primarily due to the Citizens Financial branch acquisition, and to a lesser extent, increases in organic core deposit growth. Borrowed funds have increased due to our ability to obtain low-cost short-term borrowings.

Earning Assets
Our earning assets are comprised of investment securities, loans and loans held for sale, and money market investments. Earning assets were $7.528 billion at March 31, 2009, an increase of 8.9% from March 31, 2008, and an annualized increase of 25.7% since December 31, 2008.
Investment Securities
We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have some 15- and 20-year fixed-rate mortgage pass-through securities in our held-to-maturity investment portfolio.
At March 31, 2009, the investment securities portfolio was $2.844 billion compared to $2.147 billion at March 31, 2008, an increase of $697.6 million or 32.5%. Investment securities increased $578.6 million compared to December 31, 2008, an annualized increase of 102.1%. Investment securities represented 37.8% of earning assets at March 31, 2009, compared to 31.1% at March 31, 2008, and 32.0% at December 31, 2008. Funds received in the Citizens Financial branch acquisition have been invested primarily in investment securities. Commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Stronger commercial loan demand in the future could result in increased investments in loans and a reduction in the investment securities portfolio.
The investment securities available-for-sale portfolio had net unrealized losses of $57.0 million at March 31, 2009, an increase of $54.1 million compared to net unrealized losses of $2.9 million at March 31, 2008, and a decrease of $7.6 million compared to net unrealized losses of $64.6 million at December 31, 2008. A $2.4 million charge was recorded during the first quarter of 2009 related to other-than-temporary-impairment on three pooled trust preferred securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crisis affecting the banking system and financial markets.
The investment portfolio had an average duration of 4.64 years at March 31, 2009, compared to 3.56 years at March 31, 2008, and 3.87 years at December 31, 2008. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.45% for the three months ended March 31, 2009, compared to 5.07% for the three months ended March 31, 2008, and 5.62% for the three months ended December 31, 2008.
Residential Loans Held for Sale
Residential loans held for sale were $19.6 million at March 31, 2009, compared to $10.2 million at March 31, 2008, and $17.2 million at December 31, 2008. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The increase in residential loans held for sale from March 31, 2008, is primarily attributable to increased activity in residential lending in late 2008 and the first quarter of 2009.
We elected the fair value option under SFAS No. 159 prospectively for residential loans held for sale. The election was effective for loans originated after January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.6 million, $0.6 million and $0.2 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the largest classification within earning assets, representing 39.1% of earning assets at March 31, 2009, a decrease from 43.1% at March 31, 2008, and a decrease from 43.2% at December 31, 2008. At March 31, 2009, commercial and commercial real estate loans were $2.943 billion, a decrease of $32.3 million since March 31, 2008, and a decrease of $109.6 million since December 31, 2008. Commercial loans have increased $69.2 million since March 31, 2008 while commercial real estate loans have decreased $101.5 million since March 31, 2008. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.

Consumer Loans
At March 31, 2009, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, increased $13.0 million or 1.1% compared to March 31, 2008, and decreased $21.2 million or, annualized, 7.0% since December 31, 2008.
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
At March 31, 2009, residential real estate loans were $488.5 million, a decrease of $40.0 million, or 7.6%, from March 31, 2008.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2009, totaled $205.6 million, an increase of $15.3 million compared to $190.3 million at March 31, 2008, and an increase of $18.8 million compared to $186.8 million at December 31, 2008. We recorded $19.8 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Assets Held for Sale
Assets held for sale were $2.0 million at March 31, 2009, a decrease of $1.0 million compared to $3.0 million at March 31, 2008. The sale leaseback transactions during 2008 were the reason for the decline. Included in assets held for sale at March 31, 2009 are four financial centers that are pending sale. We plan to continue occupying these properties under long-term lease agreements.
Other assets have increased $74.1 million, or 47.5%, since March 31, 2008, primarily as a result of an increase in deferred tax assets and fluctuations in the fair value of derivative financial instruments.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.492 billion at March 31, 2009, an increase of 9.8% from $6.822 billion at March 31, 2008, and an annualized increase of 33.9% from $6.907 billion at December 31, 2008. Included in total funding were deposits of $5.855 billion at March 31, 2009, an increase of $508.3 million, or 9.5%, compared to March 31, 2008, and an increase of $432.5 million compared to December 31, 2008. Included in total deposits at March 31, 2009 is $427.6 million from the acquisition of the Indiana retail branch banking network of Citizens Financial Group. In 2008, we called $100.5 million of retail certificates of deposit; and $137.6 million of high cost brokered certificates of deposit were called or matured. During the first quarter of 2009, $65.0 million of high cost brokered certificates of deposit were called and $50.9 million of retail certificates of deposit were called. Noninterest-bearing deposits increased 20.7% or $178.2 million compared to March 31, 2008. Time deposits increased 22.2% or $384.2 million compared to March 31, 2008. Year over year, we have experienced a shift into lower cost deposit types.
Effective January 1, 2008, we elected the fair value option under SFAS No. 159 prospectively for certain retail certificates of deposit. The carrying value of these retail certificates of deposit was $6.0 million, $49.3 million and $41.4 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The carrying values at March 31, 2009, December 31, 2008 and March 31, 2008 were comprised of contractual balances of $5.9 million, $48.5 million and $41.1 million and fair value adjustments of $0.1 million, $0.8 million and $0.3 million, respectively.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2009, wholesale borrowings, including short-term borrowings and other borrowings, increased $161.7 million, or 11.0%, from March 31, 2008 and increased $152.6 million, or 41.1%, annualized, from December 31, 2008, respectively. Wholesale funding as a percentage of total funding was 21.9% at March 31, 2009, compared to 21.6% at March 31, 2008, and 21.5% at December 31, 2008. Short-term borrowings have increased $186.6 million since March 31, 2008 while long-term borrowings have decreased $24.9 million since March 31, 2008. We purchased $380.0 of million low-cost FHLB advances during 2008. In addition, $100 million of medium-term notes matured in the second quarter of 2008, $51.0 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55.0 million outstanding was paid off in the fourth quarter of 2008. During the first quarter of 2009, $25.0 million of FHLB advances were prepaid.

Capital
Shareholders’ equity totaled $631.8 million at March 31, 2009, compared to $675.4 million at March 31, 2008, and $730.9 million at December 31, 2008. The primary reason for the increase in shareholders’ equity at December 31, 2008, was the issuance of non-voting preferred shares and common stock warrants to the Treasury Department as part of the Capital Purchase Program for healthy financial institutions. On March 31, 2009, we accelerated the accretion of the $2.6 million discount and repurchased all of the $100 million of non-voting preferred shares from the Treasury Department, which is the primary reason for the decrease in shareholders’ equity at March 31, 2009. The common stock warrants were still outstanding at March 31, 2009, but we anticipate they will be repurchased during the second quarter of 2009.
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
The Series T Preferred Stock qualified as Tier 1 capital and the Treasury Department was entitled to cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Preferred Stock had priority in the payment of dividends over any cash dividends paid to common stockholders. The adoption of ARRA permitted Old National to redeem the Series T Preferred Stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with Old National’s regulatory agency. The Warrant has a 10-year term and is immediately exercisable upon its issuance. Subsequent to quarter-end, Old National submitted its intent to repurchase the warrant from the Treasury Department.
During the fourth quarter of 2007, we declared a cash dividend of $0.23 per share to be paid in the first quarter of 2008, which was included in the fourth quarter 2007 financial results. We declared cash dividends of $0.23 per share for the three months ended March 31, 2009, which reduced equity by $15.3 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.3 million during the three months ended March 31, 2009, and $0.2 million during the three months ended March 31, 2008. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $4.9 million during the three months ended March 31, 2009, and $2.4 million during the three months ended March 31, 2008. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.3 million during the three months ended March 31, 2009, compared to $0.9 million during the three months ended March 31, 2008.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2009, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios have decreased from December 31, 2008 levels primarily due to the repurchase of $100 million of preferred shares from the Treasury Department on March 31, 2009.

As of March 31, 2009, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2009	2008	2008
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.30%	8.03%	9.50%
Tier 1 capital to risk-adjusted total assets	4.00	9.89	10.95	12.73
Total capital to risk-adjusted total assets	8.00	12.20	13.84	15.06
Shareholders’ equity to assets	N/A	7.56	8.74	9.28
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At March 31, 2009, we had non-agency collateralized mortgage obligations of $209.2 million or approximately 7.7% of the available-for-sale securities portfolio. The unrealized loss on these securities at March 31, 2009, was approximately $59.3 million.
We expect conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities.
With regard to our non-agency collateralized mortgage obligations, we do not believe that any individual unrealized loss represents an other-than-temporary impairment at March 31, 2009. The majority of the unrealized losses on mortgage-backed securities are attributable to both changes in interest rates and financial market stress.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and performance of underlying collateral. At March 31, 2009, we had pooled trust preferred securities with a fair value of approximately $11.2 million, or 0.4% of the available-for-sale securities portfolio. During the quarter, we determined that three of these securities had other-than-temporary-impairment as a result of additional defaults or deferrals during the period. A $2.4 million charge related to the credit loss was realized in earnings during the period. These securities remained classified as available-for-sale and at March 31, 2009 the unrealized loss on our pooled trust preferred securities was approximately $35.3 million.
The majority of the remaining mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. We do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before their anticipated recovery.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was a liability of $66.2 million at March 31, 2009.

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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At March 31, 2009, we had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.
Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2009	2008	2008
Nonaccrual loans
Commercial and commercial real estate	$65,801	$59,915	$52,394
Residential real estate	5,458	5,890	5,474
Consumer	6,147	4,418	6,173

Total nonaccrual loans	77,406	70,223	64,041
Renegotiated loans	—	—	—
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	1,303	958	991
Residential real estate	13	121	—
Consumer	1,119	468	1,917

Total past due loans	2,435	1,547	2,908
Foreclosed properties	6,864	2,320	2,934

Total under-performing assets	$86,705	$74,090	$69,883

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$199,750	$153,732	$180,118
Other classified assets	96,546	—	34,543
Criticized loans	86,587	103,815	124,855

Total criticized and classified assets	$382,883	$257,547	$339,516

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.67%	1.50%	1.34%
Under-performing assets/total loans and foreclosed properties (1)	1.87	1.58	1.46
Under-performing assets/total assets	1.04	0.96	0.89
Allowance for loan losses/under-performing assets	82.78	97.52	96.00

(1)	Loans include residential loans held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.
Loan charge-offs, net of recoveries, totaled $12.6 million for the three months ended March 31, 2009, an increase of $6.5 million from the three months ended March 31, 2008. Included in the first quarter of 2009 and 2008 are $1.2 million and $3.0 million, respectively, of charge-offs associated with the misconduct of a former loan officer in the Indianapolis market. Annualized, net charge-offs to average loans were 1.07% for the three months ended March 31, 2009, as compared to 0.52% for the three months ended March 31, 2008.

Under-performing assets totaled $86.7 million at March 31, 2009, an increase of $12.6 million compared to $74.1 million at March 31, 2008, and an increase of $16.8 million compared to $69.9 million at December 31, 2008. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2009, were 1.87%, an increase from the March 31, 2008 ratio of 1.58% and an increase from the December 31, 2008 ratio of 1.46%. Nonaccrual loans were $77.4 million at March 31, 2009, compared to $70.2 million at March 31, 2008, and $64.0 million at December 31, 2008. Included in nonaccrual loans at March 31, 2009, is $6.8 million of loans associated with the misconduct of a former loan officer in the Indianapolis market. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $382.9 million at March 31, 2009, an increase of $125.3 million from March 31, 2008, and an increase of $43.4 million from December 31, 2008. Other classified assets include $96.5 million and $34.5 million of investment securities that fell below investment grade rating at March 31, 2009 and December 31, 2008, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2009, the allowance for loan losses was $71.8 million, a decrease of $0.5 million compared to $72.3 million at March 31, 2008, and an increase of $4.7 million compared to $67.1 million at December 31, 2008. As a percentage of total loans excluding loans held for sale, the allowance was 1.55% at March 31, 2009, compared to 1.54% at March 31, 2008, and 1.41% at December 31, 2008. The provision for loan losses for the three months ended March 31, 2009, amounted to $17.3 million compared to $21.9 million for the three months ended March 31, 2008. The decrease in the provision year over year is primarily due to the $17.0 million of expense recorded in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $3.7 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.5 million at December 31, 2008.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to March 31, 2009 and 2008 results are as follows:
Net Interest Income — 12 Month Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

3/31/2009	N/A	N/A	N/A	3.37%	4.01%	3.03%
3/31/2008	N/A	-0.91%	1.16%	-0.84%	-1.91%	-2.83%
Net Interest Income — 24 Month Cumulative Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

3/31/2009	N/A	N/A	N/A	4.47%	5.34%	4.40%
3/31/2008	N/A	-4.57%	-0.42%	0.29%	0.19%	0.22%
Economic Value of Equity Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

3/31/2009	N/A	N/A	N/A	-4.74%	-15.38%	-25.43%
3/31/2008	N/A	-15.15%	-2.89%	-1.32%	-5.34%	-10.46%
Red zone policy limits represent our normal absolute interest rate risk exposure compliance limit. Policy limits defined as green zone represent the range of potential interest rate risk exposures that the Funds Management Committee believes to be normal and acceptable operating behavior. Yellow zone policy limits represent a range of interest rate risk exposures falling below the bank’s maximum allowable exposure (red zone) but above its normally acceptable interest rate risk levels (green zone). Policy limits are applicable to negative changes in Net Interest Income at Risk and Economic Value of Equity.
Modeling for the “Down 100 Basis Points”, “Down 200 Basis Points”, and “Down 300 Basis Points” scenarios for both the Net Interest Income at Risk and Economic Value of Equity are not applicable in the current rate environment because the base scenarios’ floor is at Zero before absorbing the full 100, 200, and 300 basis point drops, respectively.
At March 31, 2009, modeling indicated Old National’s Net Interest Income at Risk values were positive for Up 100, Up 200 and Up 300 scenarios for both the 12-month and 24-month Net Interest Income at Risk.

At March 31, 2009, modeling indicated that Old National was within the yellow zone policy limit for the Up 200 and Up 300 Economic Value of Equity scenarios. Management has agreed to monitor these scenarios closely. The Up 100 Economic Value of Equity Scenarios fell within the Old National’s green zone policy limit, which is considered normal and acceptable for Economic Value of Equity scenarios.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $1.3 million at March 31, 2009, compared to an estimated fair value loss of $0.6 million at December 31, 2008. In addition, the notional amount of derivatives increased by $135.3 million from 2008. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. Standard and Poor’s and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of December 31, 2008. On October 13, 2008, Moody’s Investor Service changed Old National Bancorp’s outlook to negative, reflecting concern over Old National’s high dividend payments and corresponding impact to holding company liquidity. As of December 12, 2008, Fitch Rating Services changed their long-term outlook rating from negative to stable for both Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”). The senior debt ratings of Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”) at March 31, 2009, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of March 31, 2009, the Bank Subsidiary had the capacity to borrow $846.3 million from the Federal Reserve Bank’s discount window and its Term Auction Facility. The Bank Subsidiary is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. The Bank Subsidiary maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.

The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At March 31, 2009, the Parent Company’s other borrowings outstanding remained unchanged at $157.2 million compared with December 31, 2008. There is no Parent Company debt scheduled to mature within the next 12 months. Subsequent to the quarter ending March 31, 2009, Old National instituted a $30 million line of credit with no outstanding balance.
Old National agreed to participate in the U.S. Treasury Department Capital Purchase Program for healthy financial institutions during fourth quarter 2008. Under the program, Old National sold preferred, non-voting shares of its stock and warrants valued at $100 million to the U.S. Treasury Department. As of March 31, 2009, Old National repurchased all of the $100 million of non-voting preferred shares from the Treasury Department.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, the Bank Subsidiary had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The Parent Company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, the Bank Subsidiary requires approval of regulatory authority for the payment of dividends to the Parent Company. Such approval was obtained for the payment of dividends at March 31, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.137 billion and standby letters of credit of $109.7 million at March 31, 2009. At March 31, 2009, approximately $1.073 billion of the loan commitments had fixed rates and $64 million had floating rates, with the fixed rates ranging from 1% to 21%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.4 million at March 31, 2009.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at March 31, 2009:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,738,491	$—	$—	$—	$3,738,491
IRAs, consumer and brokered certificates of deposit	913,133	848,665	246,389	108,060	2,116,247
Short-term borrowings	827,092	—	—	—	827,092
Other borrowings	2,030	374,089	257,093	176,746	809,958
Operating leases	24,073	62,071	58,649	319,055	463,848

(A)	For the remaining nine months of fiscal 2009.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from these judgments and estimates which could have a material affect on our financial condition and results of operations.
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

Management’s analysis of probable losses in the portfolio at March 31, 2009, resulted in a range for allowance for loan losses of $10.7 million with the potential effect to net income ranging from a decrease of $1.4 million to an increase of $5.6 million. These sensitivities are hypothetical and are not intended to represent actual results.
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

When the fair value of a security is less than its amortized cost for an extended period, we consider whether there is an other than temporary impairment in the value of the security. If, in management’s judgment, an other-than-temporary-impairment exists, the portion of the loss in value attributable to credit quality is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings and the cost basis of the security is written down by this amount.

We consider the following factors when determining an other-than-temporary-impairment for a security or investment:
•	The length of time and the extent to which the market value has been less than amortized cost;

•	The financial condition and near-term prospects of the issuer;

•	The underlying fundamentals of the relevant market and the outlook for such market for the near future;

•	Our intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and

•	When applicable for purchased beneficial interests, the estimated cash flows of the securities are assessed for adverse changes.
Quarterly, securities are evaluated for other-than-temporary-impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary-impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.

•	Judgments and Uncertainties. The determination of other-than-temporary-impairment is a subjective process, and different judgments and assumptions could affect the timing of the loss realization. In addition, significant judgments are required in determining valuation and impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

•	Effect if Actual Results Differ From Assumptions. An impairment that is an “other than temporary impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. The credit component of the other-than-temporary-impairment reduces the security’s carrying value, resulting in a revised yield.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Old National’s business could be harmed by any of the risks noted below. In analyzing whether to make or to continue an investment in Old National, investors should consider, among other factors, the following:
Risks Related to Old National’s Business
The current banking crisis, including the Enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”), may significantly affect our financial condition, results of operations, liquidity or stock price.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.
EESA, which established the Troubled Asset Relief Program (“TARP”), was signed into law in October 2008. As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.
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
Fiduciary Activity Risk Factor
Old National Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility.
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
Current levels of market volatility are unprecedented.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

01/01/09 - 01/31/09	—	$—	—	—
02/01/09 - 02/29/09	27,326	12.70	27,326	—
03/01/09 - 03/31/09	—	—	—	—

Quarter-to-date 03/31/09	27,326	$12.70	27,326	—

The Company’s stock repurchase program ended on December 31, 2008. Shares repurchased in the first quarter of 2009 relate to our employee compensation plans.
ITEM 5. OTHER INFORMATION
(a)	On January 29, 2009, the Board of Directors of Old National Bancorp (the “Company”), upon recommendation of the Compensation and Management Development Committee of the Board (the “Compensation Committee”) took several actions with respect to incentive compensation for the Company’s Chief Executive Officer, Chief Financial Officer and other executive officers named in the compensation discussion included in the Company’s proxy statement for its annual meeting held in 2008 (collectively, the “Named Executive Officers”) and other executive officers. The actions taken include the establishment of performance goals and potential awards for fiscal year 2009 under the Company’s Short-Term Incentive Compensation Plan for Key Executives, and the grant of long-term incentive awards under the Company’s 2008 Incentive Compensation Plan in the form of performance shares, service-based restricted stock and non-qualified stock options.
Short-Term Incentive Compensation Plan
On January 29, 2009, the Board of Directors of the Company, upon recommendation of the Compensation Committee, established the performance goals and potential awards for the Named Executive Officers with respect to fiscal year 2009 under the Company’s Short-Term Incentive Compensation Plan for Key Executives (“STIP”). For 2009, the incentive bonus paid under the STIP will be based on the level of achievement of the Company’s earnings per share. Target awards for executive officers range from 40% to 75% of base salary, and maximum awards range from 80% to 150% of base salary.
Long-Term Incentive Awards
On January 29, 2009, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved the grant of performance shares, service-based restricted stock awards and non-qualified stock options to each of the Named Executive Officers pursuant to the Company’s 2008 Incentive Compensation Plan.
There were two categories of performance shares granted to Named Executive Officers. The first set of performance shares, measured by internal performance measures, are payable to the Named Executive Officers based on the collective results of the following three performance factors from January 1, 2009 through December 31, 2011 (the “Performance Period”): Earnings Per Share Growth; Total Revenue Growth; and Net Charge-Off Ratio. The other category of performance shares, measured by relative performance measures, will be payable to the Named Executive Officers based on the collective results of the following four relative performance factors during the Performance Period as measured against a comparator “Peer” group: EPS Diluted - Excluding Extraordinary Items Growth (as defined below), Total Revenue Growth, Net Charge-Off Ratio and Total Shareholder Return. EPS Diluted — Excluding Extraordinary Items represents earnings per share after allowing for the conversion of convertible senior stock and debt, and the exercise of warrants, options outstanding, and agreements for issuance of common shares upon satisfaction of certain conditions. EPS Diluted — Excluding Extraordinary Items is calculated in accordance with Accounting Principles Board Opinion No. 15 and excludes extraordinary items and discontinued operations. For the performance shares that are based on internal performance measures, Total Revenue Growth is defined as the sum of fully taxable-equivalent net interest income and total non-interest income recognized in a period after the quarter ending December 31, 2008. For the performance shares that are based on relative performance measures, Total Revenue Growth is defined as the compound annual growth rate of increase of the sum of net interest income and non-interest income (as reflected in year-end financial statements), disregarding, however, extraordinary items, as determined by GAAP, from December 31, 2008, through December 31, 2011.

The value of the performance shares that is presented in the table below is the value that will be earned if the Company achieves the targeted levels. If the Company performs in relation to the financial factors at levels that exceed the targeted levels, the value of the performance shares presented in the table below could be greater than that presented, but not more than 200% of such amounts.
The service-based restricted stock awards were granted to the Named Executive Officers, with the exception of the Chief Executive Officer. These awards will vest annually in three approximately equal installments (33.3%, 33.3%, 33.4%) over a three-year period ending February 1, 2012, subject to the continued employment of the Named Executive Officer.
The non-qualified stock options were granted at an exercise price of $13.31 (the closing price of the Company’s common stock on the date of the grant) and will vest annually in three approximately equal installments (33.3%, 33.3%, 33.4%) over a three-year period ending February 1, 2012.
The following table set forth information regarding the individual grants of restricted stock and stock options for each of the Named Executive Officers:

	Value of	Value of	Number of
	Performance-	Service-Based	Stock
Named Executive Officer	Shares (1) (2)	Restricted Stock (1)	Options
Robert G. Jones	$409,948		49,000
Barbara A. Murphy	$62,557	$62,557	15,000
Christopher A. Wolking	$62,557	$62,557	15,000
Annette W. Hudgions	$29,282	$29,282	7,000
Daryl D. Moore	$38,599	$38,599	9,000

(1)	Based on the closing price of the Company’s stock on the date of grant $13.31.

(2)	As discussed above, the values of performance shares are presented assuming the Company achieves targeted levels of financial performance established by the awards; if the Company performs better than established by the targeted measures, then additional shares could be issued under such awards, but not more than 200% of the values set forth above.
(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2
By-Laws of Old National, amended April 26, 2007 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007).

4.1
Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

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

10.13
Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.14
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-120545 filed with the Securities and Exchange Commission on November 16, 2004).

10.15
Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

Exhibit No.	Description
10.16
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

10.19
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

10.22
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

10.25
Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.26
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.27
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
10.29
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

10.31
Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.32
Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.33
Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.34
Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.35
Form of Employment Agreement for Robert G. Jones, Daryl D. Moore, Barbara A. Murphy and Christopher A. Wolking (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.36
Severance/Change in Control Agreement between Old National and Annette W. Hudgions (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.37
Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

10.38	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.39
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.40
Form of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.41	Form of Waiver (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.42
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

Exhibit No.	Description
10.43
Form of 2009 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.44
Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.45
Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.46
Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bank and RBS Citizens, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

10.47
Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.48
Form of Termination of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

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

Date: May 1, 2009

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