Form 10-Q
period 2009-06-30
OLD NATIONAL BANCORP /IN/
filed 2009-08-04
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 66,433,000 shares outstanding at June 30, 2009.

OLD NATIONAL BANCORP
FORM 10-Q

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2009	2008	2008
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$146,698	$162,893	$223,056
Federal funds sold and resell agreements	—	6	1,209
Money market investments	62,548	30,113	10,254

Total cash and cash equivalents	209,246	193,012	234,519
Investment securities — available-for-sale, at fair value
U.S. Treasury	957	—	—
U.S. Government-sponsored entities and agencies	600,992	389,278	333,212
Mortgage-backed securities	950,500	1,081,619	1,006,606
States and political subdivisions	522,732	482,204	328,040
Other securities	174,227	171,925	206,682

Investment securities — available-for-sale	2,249,408	2,125,026	1,874,540
Investment securities — held-to-maturity, at amortized cost (fair value $311,334, $100,831 and $108,120 respectively)	314,170	99,661	111,706
Federal Home Loan Bank stock, at cost	36,090	41,090	41,090
Residential loans held for sale, at fair value	25,249	17,155	16,620
Finance leases held for sale	370,231	—	—
Loans:
Commercial	1,422,606	1,897,966	1,826,081
Commercial real estate	1,124,383	1,154,916	1,196,511
Residential real estate	448,438	496,526	516,010
Consumer credit, net of unearned income	1,155,779	1,210,951	1,188,140

Total loans	4,151,206	4,760,359	4,726,742
Allowance for loan losses	(70,101)	(67,087)	(62,087)

Net loans	4,081,105	4,693,272	4,664,655

Premises and equipment, net	58,671	44,625	44,274
Accrued interest receivable	49,082	49,030	45,937
Goodwill	167,884	159,198	159,198
Other intangible assets	36,148	27,628	29,512
Company-owned life insurance	224,237	223,126	219,667
Assets held for sale	1,567	1,992	2,996
Other assets	189,087	199,075	157,072

Total assets	$8,012,175	$7,873,890	$7,601,786

Liabilities
Deposits:
Noninterest-bearing demand	$1,045,568	$888,578	$858,585
Interest-bearing:
NOW	1,297,215	1,292,574	1,322,684
Savings	928,879	874,602	900,569
Money market	451,985	420,821	483,154
Time (including $0, $49,309 and $49,775, respectively, at fair value)	2,074,861	1,945,712	1,807,425

Total deposits	5,798,508	5,422,287	5,372,417
Short-term borrowings	542,418	649,623	575,280
Other borrowings	810,305	834,867	783,396
Accrued expenses and other liabilities	226,355	236,248	221,678

Total liabilities	7,377,586	7,143,025	6,952,771

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Preferred stock, series T, no par value, $1,000 liquidation value, 1,000 shares authorized, 0, 100 and 0 shares issued and outstanding, respectively	—	97,358	—
Common stock, $1 stated value, 150,000 shares authorized, 66,433, 66,321 and 66,206 shares issued and outstanding, respectively	66,433	66,321	66,206
Capital surplus	570,763	569,875	565,379
Retained earnings	46,060	50,815	57,824
Accumulated other comprehensive loss, net of tax	(48,667)	(53,504)	(40,394)

Total shareholders’ equity	634,589	730,865	649,015

Total liabilities and shareholders’ equity	$8,012,175	$7,873,890	$7,601,786

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008
Interest Income
Loans including fees:
Taxable	$50,263	$65,279	$101,957	$136,407
Nontaxable	5,855	5,638	11,705	11,099
Investment securities, available-for-sale:
Taxable	25,417	21,498	48,898	44,060
Nontaxable	5,719	3,435	11,518	6,656
Investment securities, held-to-maturity, taxable	1,891	1,323	2,989	2,753
Money market investments and federal funds sold	37	192	98	524

Total interest income	89,182	97,365	177,165	201,499

Interest Expense
Deposits	17,659	22,097	35,449	51,833
Short-term borrowings	448	3,051	836	6,980
Other borrowings	10,308	10,873	20,915	21,552

Total interest expense	28,415	36,021	57,200	80,365

Net interest income	60,767	61,344	119,965	121,134
Provision for loan losses	11,968	5,700	29,268	27,605

Net interest income after provision for loan losses	48,799	55,644	90,697	93,529

Noninterest Income
Wealth management fees	4,258	4,912	8,085	9,481
Service charges on deposit accounts	15,675	11,282	26,364	21,520
ATM fees	5,411	4,471	9,551	8,505
Mortgage banking revenue	1,764	1,371	3,492	2,604
Insurance premiums and commissions	8,908	9,304	20,318	21,373
Investment product fees	2,250	2,408	4,489	5,126
Company-owned life insurance	420	2,751	1,116	5,511
Net securities gains	10,295	2,061	15,872	6,580
Impairment on available-for-sale securities (includes losses of $8,445 and $23,733, net of $581 and $13,478 recognized in other comprehensive income, pre-tax, for the three and six months ended June 30, 2009, respectively)	(7,864)	—	(10,255)	—
Gain (loss) on derivatives	516	(357)	999	(973)
Gain on sale leaseback transactions	1,468	1,599	3,057	3,164
Other income	2,505	3,711	4,753	7,498

Total noninterest income	45,606	43,513	87,841	90,389

Noninterest Expense
Salaries and employee benefits	45,206	43,178	87,905	85,506
Occupancy	12,050	9,550	22,642	19,195
Equipment	2,674	2,499	4,988	5,067
Marketing	2,618	2,651	4,614	4,695
Data processing	5,353	4,930	10,244	9,552
Communication	2,869	2,211	5,420	4,522
Professional fees	2,108	1,891	4,750	3,549
Loan expense	1,151	1,743	2,026	2,994
Supplies	1,162	750	2,484	1,634
FDIC assessment	6,341	295	8,425	597
Amortization of intangibles	1,664	898	2,666	1,774
Other expense	3,555	4,238	8,051	6,685

Total noninterest expense	86,751	74,834	164,215	145,770

Income before income taxes	7,654	24,323	14,323	38,148
Income tax expense (benefit)	(1,981)	4,848	(4,717)	(667)

Net income	9,635	19,475	19,040	38,815
Preferred stock dividends and discount accretion	—	—	(3,892)	—

Net income available to common stockholders	$9,635	$19,475	$15,148	$38,815

Net income per common share — basic	$0.15	$0.30	$0.23	$0.59
Net income per common share — diluted	0.15	0.30	0.23	0.59

Weighted average number of common shares outstanding-basic	65,950	65,640	65,872	65,631
Weighted average number of common shares outstanding-diluted	65,999	65,812	65,916	65,784

Dividends per common share	$0.07	$0.23	$0.30	$0.23
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2007	—	$66,205	$563,675	$34,346	$(11,345)	$652,881
Comprehensive income
Net income	—	—	—	38,815	—	38,815	$38,815
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(26,692)	(26,692)	(26,692)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	87	87	87
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(2,444)	(2,444)	(2,444)

Total comprehensive income							$9,766

Dividends — common stock	—	—	—	(15,337)	—	(15,337)
Common stock repurchased	—	(20)	(323)	—	—	(343)
Stock based compensation expense	—	—	1,756	—	—	1,756
Stock activity under incentive comp plans	—	21	271	—	—	292

Balance, June 30, 2008	—	$66,206	$565,379	$57,824	$(40,394)	$649,015

Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	19,040	—	19,040	$19,040
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	4,287	4,287	4,287
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	114	114	114
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	436	436	436

Total comprehensive income							$23,877

Dividends — common stock	—	—	—	(19,872)	—	(19,872)
Dividends — preferred stock	—	—	—	(1,250)	—	(1,250)
Common stock issued	—	151	1,357	—	—	1,508
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(28)	(322)	—	—	(350)
Warrants repurchased	—	—	(1,200)	—	—	(1,200)
Stock based compensation expense	—	—	796	—	—	796
Stock activity under incentive comp plans	—	(11)	257	(31)	—	215

Balance, June 30, 2009	$—	$66,433	$570,763	$46,060	$(48,667)	$634,589

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$19,040	$38,815

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,287	2,979
Amortization and impairment of other intangible assets	2,666	2,466
Net discount accretion on investment securities	(71)	(792)
Restricted stock expense	614	1,548
Stock option expense	182	208
Provision for loan losses	29,268	27,605
Net securities gains	(15,872)	(6,580)
Impairment on available-for-sale securities	10,255	—
Gain on sale leasebacks	(3,057)	(3,164)
(Gain) loss on derivatives	(999)	973
Net gains on sales and write-downs of loans and other assets	(1,325)	(1,427)
(Gain) loss on extinguishment of debt	247	(254)
Increase in cash surrender value of company owned life insurance	(1,111)	(5,182)
Residential real estate loans originated for sale	(153,802)	(95,490)
Proceeds from sale of residential real estate loans	147,558	93,404
(Increase) decrease in interest receivable	(20)	4,341
(Increase) decrease in other assets	8,729	(20,048)
Increase (decrease) in accrued expenses and other liabilities	(6,699)	920

Total adjustments	20,850	1,507

Net cash flows provided by operating activities	39,890	40,322

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	389,917	—
Purchases of investment securities available-for-sale	(1,145,874)	(604,750)
Purchase of loans	(8,024)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	394,193	635,909
Proceeds from sales of investment securities available-for-sale	415,092	198,064
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	14,925	14,718
Proceeds from sale of loans	2,000	2,251
Net principal collected from (loans made to) customers	224,291	(64,563)
Proceeds from sale of premises and equipment and other assets	18	6,973
Proceeds from sale leaseback of real estate	1,646	4,542
Purchases of premises and equipment	(8,179)	(5,019)

Net cash flows provided by (used in) investing activities	280,005	188,125

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	77,294	3,136
Savings, NOW and money market deposits	(90,902)	(40,441)
Time deposits	(35,704)	(251,530)
Short-term borrowings	(107,205)	(62,967)
Payments for maturities on other borrowings	(349)	(150,320)
Proceeds from issuance of other borrowings	—	275,000
Payments related to retirement of debt	(25,464)	—
Cash dividends paid on common stock	(19,872)	(30,333)
Cash dividends paid on preferred stock	(1,514)	—
Common stock repurchased	(350)	(284)
Proceeds from exercise of stock options, including tax benefit	97	139
Repurchase of TARP preferred stock and warrants	(101,200)	—
Common stock issued	1,508	—

Net cash flows provided by (used in) financing activities	(303,661)	(257,600)

Net increase (decrease) in cash and cash equivalents	16,234	(29,153)
Cash and cash equivalents at beginning of period	193,012	263,672

Cash and cash equivalents at end of period	$209,246	$234,519

Supplemental cash flow information:
Total interest paid	$58,208	$87,114
Total taxes paid (net of refunds)	$2,102	$15,402
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments, income taxes and valuation of securities are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2009 and 2008, and December 31, 2008, and the results of its operations for the three and six months ended June 30, 2009 and 2008. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2008.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2009 presentation. Such reclassifications had no effect on net income.
These financial statements consider events that occurred through August 4, 2009, the date the financial statements were issued.
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

SFAS No. 165 — In May 2009, the FASB issued Statement No. 165 — Subsequent Events. SFAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
SFAS No. 166 — In June 2009, the FASB issued Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140 and removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS No. 166 on the consolidated financial statements.
SFAS No. 167 — In June 2009, the FASB issued Statement No. 167 — Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends tests under Interpretation No. 46(R) for variable interest entities to determine whether a variable interest entity must be consolidated. SFAS No. 167 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting SFAS No. 167 on the consolidated financial statements.
SFAS No. 168 — In June 2009, the FASB issued Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
FSP No. FAS 157-4 — In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FASB staff position for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.
SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
SAB 112 — In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with recent pronouncements by the FASB, specifically SFAS No. 141(R) and SFAS No. 160. SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
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

FSP EITF 03-6-1 — In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 3 — ACQUISITION
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consists of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million. In accordance with SFAS No.141(R), Old National has expensed approximately $4.4 million of direct acquisition costs and recorded goodwill of $8.7 million and $11.2 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, Old National assumed deposit liabilities valued at approximately $427 million and acquired a portfolio of loans valued at approximately $5.6 million.
NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	June 30, 2009	June 30, 2008
Basic Earnings Per Share
Net income	$9,635	$19,475
Less: Preferred stock dividends and accretion of discount	—	—

Net income available to common stockholders	9,635	19,475

Weighted average common shares outstanding	65,950	65,640

Basic Earnings Per Share	$0.15	$0.30

Diluted Earnings Per Share
Net income available to common stockholders	9,635	19,475

Weighted average common shares outstanding	65,950	65,640
Effect of dilutive securities:
Restricted stock (1)	41	148
Stock options (2)	8	24

Weighted average shares outstanding	65,999	65,812

Diluted Earnings Per Share	$0.15	$0.30

(dollars and shares in thousands,	Six Months Ended	Six Months Ended
except per share data)	June 30, 2009	June 30, 2008
Basic Earnings Per Share
Net income	$19,040	$38,815
Less: Preferred stock dividends and accretion of discount	3,892	—

Net income available to common stockholders	15,148	38,815

Weighted average common shares outstanding	65,872	65,631

Basic Earnings Per Share	$0.23	$0.59

Diluted Earnings Per Share
Net income available to common stockholders	15,148	38,815

Weighted average common shares outstanding	65,872	65,631
Effect of dilutive securities:
Restricted stock (1)	34	129
Stock options (2)	10	24

Weighted average shares outstanding	65,916	65,784

Diluted Earnings Per Share	$0.23	$0.59

(1)	144 and 220 shares of restricted stock were not included in the computation of net income per diluted share for the second quarter and six months ended June 30, 2009, respectively, because the effect would be antidulitive.

(2)	Options to purchase 6,050 shares and 5,706 shares outstanding at June 30, 2009 and 2008, respectively, were not included in the computation of net income per diluted share for the second quarter and six months ended June 30, 2009 and 2008, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position is effective for Old National for the interim periods beginning January 1, 2009. Upon adoption, all prior-period earnings per share data were recalculated according to EITF 03-6-1. These calculations resulted in no material changes to earnings per share data as previously presented.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Net income	$9,635	$19,475	$19,040	$38,815
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	279	(46,086)	23,972	(37,742)
Reclassification adjustment for securities (gains) losses realized in income	(10,295)	(2,061)	(15,872)	(6,580)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(581)	—	(13,478)	—
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	7,864	—	10,255	—
Income tax effect	1,074	19,017	(1,623)	17,630
Reclassification adjustment for securities transferred from available-for- sale to held-to-maturity	1,033	—	1,033	—
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(1,065)	—	44	—
Reclassification adjustment on cash flow hedges	72	72	144	143
Income tax effect	398	(28)	(74)	(56)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	13	(4,233)	727	(4,075)
Income tax effect	(6)	1,694	(291)	1,631

Total other comprehensive income (loss)	(1,214)	(31,625)	4,837	(29,049)

Comprehensive income (loss)	$8,421	$(12,150)	$23,877	$9,766

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2009 and 2008:

	Unrealized	Unrecognized	Defined	Accumulated
	gains (losses)	gain (loss) on	benefit	other
	on available for	cash flow	pension	comprehensive
(dollars in thousands)	sale securities	hedges	plans	income (loss)
Balance at December 31, 2008	$(40,504)	$(480)	$(12,520)	$(53,504)
Other comprehensive income (loss)	(7,001)	114	436	(6,451)
Other-than-temporary-impairment on available-for-sale securities realized in income	10,255	—	—	10,255
Reclassification of securities from available-for-sale to held-to-maturity	1,033	—	—	1,033

Balance at June 30, 2009	$(36,217)	$(366)	$(12,084)	$(48,667)

Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)
Other comprehensive income (loss)	(26,692)	87	(2,444)	(29,049)

Balance at June 30, 2008	$(30,396)	$(568)	$(9,430)	$(40,394)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2009
Available-for-sale
U.S. Treasury	$949	$8	$—	$957
U.S. Government-sponsored entities and agencies	605,100	2,968	(7,076)	600,992
Mortgage-backed securities — Agency	747,723	13,238	(244)	760,717
Mortgage-backed securities — Non-agency	246,561	448	(57,226)	189,783
States and political subdivisions	508,887	19,953	(6,108)	522,732
Pooled trust preferrred securities	38,529	—	(22,176)	16,353
Other securities	161,401	2,708	(6,235)	157,874

Total available-for-sale securities	$2,309,150	$39,323	$(99,065)	$2,249,408

Held-to-maturity
U.S. Government-sponsored entities and agencies	$229,675	$23	$(4,341)	$225,357
Mortgage-backed securities — Agency	79,173	1,948	—	81,121
Other securities	5,322	—	(466)	4,856

Total held-to-maturity securities	$314,170	$1,971	$(4,807)	$311,334

December 31, 2008
Available-for-sale
U.S. Government-sponsored entities and agencies	$381,634	$7,644	$—	$389,278
Mortgage-backed securities — Agency	850,222	15,125	(586)	864,761
Mortgage-backed securities — Non-agency	276,842	318	(60,302)	216,858
States and political subdivisions	471,246	16,030	(5,072)	482,204
Pooled trust preferrred securities	48,853	—	(29,186)	19,667
Other securities	160,848	883	(9,473)	152,258

Total available-for-sale securities	$2,189,645	$40,000	$(104,619)	$2,125,026

Held-to-maturity
Mortgage-backed securities — Agency	$90,987	$1,529	$—	$92,516
Other securities	8,674	—	(359)	8,315

Total held-to-maturity securities	$99,661	$1,529	$(359)	$100,831

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	June 30, 2009		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$103,336	$104,925	5.05%
One to five years	936,417	903,665	4.60
Five to ten years	271,432	261,795	5.58
Beyond ten years	997,965	979,023	5.24

Total	$2,309,150	$2,249,408	5.01%

Held-to-maturity
One to five years	$84,495	$85,977	4.53%
Beyond ten years	229,675	225,357	3.88

Total	$314,170	$311,334	4.05%

The following table summarizes the investment securities with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$384,414	$(7,076)	$—	$—	$384,414	$(7,076)
Mortgage-backed securities — Agency	183,170	(212)	2,467	(32)	185,637	(244)
Mortgage-backed securities — Non-agency	1	—	172,800	(57,226)	172,801	(57,226)
States and political subdivisions	143,831	(5,344)	10,633	(764)	154,464	(6,108)
Pooled trust preferrred securities	—	—	16,353	(22,176)	16,353	(22,176)
Other securities	9,260	(4,618)	35,197	(1,617)	44,457	(6,235)

Total available-for-sale	$720,676	$(17,250)	$237,450	$(81,815)	$958,126	$(99,065)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$193,838	$(4,341)	$—	$—	$193,838	$(4,341)
Other securities	—	—	4,856	(466)	4,856	(466)

Total held-to-maturity	$193,838	$(4,341)	$4,856	$(466)	$198,694	$(4,807)

December 31, 2008
Available-for-Sale
Mortgage-backed securities — Agency	$66,047	$(212)	$33,689	$(378)	$99,736	$(590)
Mortgage-backed securities — Non-agency	83,360	(13,259)	116,192	(47,043)	199,552	(60,302)
States and political subdivisions	121,276	(5,072)	—	—	121,276	(5,072)
Pooled trust preferrred securities	—	—	19,668	(29,186)	19,668	(29,186)
Other securities	81,326	(7,793)	10,117	(1,676)	91,443	(9,469)

Total available-for-sale	$352,009	$(26,336)	$179,666	$(78,283)	$531,675	$(104,619)

Held-to-Maturity
Other securities	$—	$—	$8,315	$(359)	$8,315	$(359)

Total held-to-maturity	$—	$—	$8,315	$(359)	$8,315	$(359)

Proceeds from sales and calls of securities available for sale were $627.4 million and $582.5 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $16.8 million and $7.3 million and gross losses of $0.9 million and $0.7 million were realized on these sales during 2009 and 2008, respectively. Also impacting earnings in 2009 are other-than-temporary impairment charges related to credit loss on six trust preferred securities in the amount of $10.3 million, described below.
During the second quarter of 2009, approximately $230.1 million of U.S. government-sponsored entity and agency securities were transferred from the available-for-sale portfolio to the held-to-maturity portfolio at fair value. The $1.8 million unrealized holding gain at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield.
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

As of June 30, 2009, Old National’s security portfolio consisted of 1,157 securities, 276 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At June 30, 2009, the Company’s securities portfolio contained non-agency collateralized mortgage obligations with a market value of $189.8 million which had net unrealized losses of approximately $56.8 million. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of EITF 99-20. Four of these securities were downgraded during the quarter and as of June 30, 2009 eight of these securities were rated below investment grade with grades ranging from B3 to Caa1. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal write-down of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the current loan status. The loans in the current bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states and a higher default-curve and severity percentages were applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral as of June 30, 2009, Old National did not record any other-than-temporary impairment on these securities.
Pooled Trust Preferred Securities
Seven of the pooled trust preferred securities in our portfolio fall within the scope of EITF 99-20 and include $24.5 million book value. These securities were rated A2 and A3 at inception, but at June 30, 2009, Moody’s rated one security Baa2, two securities Caa3 and four securities Ca. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on six of these securities, all of which experienced additional defaults or deferrals during the period. For the six months ended June 30, 2009, these six securities had other-than-temporary-impairment losses of $23.7 million, of which $10.2 million was recorded as expense and $13.5 million was recorded in other comprehensive income. These six securities remained classified as available for sale at June 30, 2009, and together, the seven securities subject to EITF 99-20 accounted for $13.7 million of the unrealized loss in the pooled trust preferred securities category at June 30, 2009.
The following table details the six pooled trust preferred securities securities with other-than-temporary-impairment, their credit rating at June 30, 2009 and the related credit losses recognized in earnings:

		MM Community	Reg Div Funding			Reg Div
	Tropc 2003	Funding IX	2004	Pretsl XV	Pretsl XII	Funding 2005
	Rated Caa3	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Rated Ca	Total
Amount of other-than-temporary- impairment related to credit loss at January 1, 2009	$—	$—	$—	$—	$—	$—	$—
Addition	828	282	1,281	—	—	—	2,391

Amount of other-than-temporary- impairment related to credit loss at March 31, 2009	828	282	1,281	—	—	—	2,391
Addition	1,583	1,178	2,915	895	810	483	7,864

Amount of other-than-temporary- impairment related to credit loss at June 30, 2009	$2,411	$1,460	$4,196	$895	$810	$483	$10,255

NOTE 7 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities. Prior to this, these residential loans had been recorded at the lower of cost or market value. At June 30, 2009 and December 31, 2008, Old National had residential loans held for sale of $25.2 million and $17.2 million, respectively.
At June 30, 2009, Old National had finance leases held for sale of $370.2 million. The leases are being marketed by an independent third party and the company anticipates that the majority of these transactions will close during the third quarter of 2009. The leases were reclassified to leases held for sale at the lower of cost or fair value, resulting in no write-down of the leases, but eliminating the need for $1.6 million of related FAS 5 historical loss allocations in the allowance for loan losses. The portfolio of leases had maturities ranging from 1 to 19 years and interest rates ranging from 2.57% to 13.21%. All of the leases are current. The majority of the leases held for sale are to municipalities, with various types of equipment securing the leases.
During the first six months of 2009, commercial and commercial real estate loans held for investment of $2.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.0 million, resulting in a write-down on loans transferred to held for sale of $0.6 million, which was recorded as a reduction to the allowance for loan losses. During the first six months of 2008, commercial loans held for investment of $2.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold, with no write-down on the loans transferred.
NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
Balance, January 1	$67,087	$56,463
Additions:
Provision charged to expense	30,855	27,605
Provision related to leases transferred to held for sale	(1,587)	—
Deductions:
Write-downs from loans transferred to held for sale	572	—
Loans charged-off	31,895	26,650
Recoveries	(6,213)	(4,669)

Net charge-offs	26,254	21,981

Balance, June 30	$70,101	$62,087

Individually impaired loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Impaired loans without an allowance for loan losses allocation	$14,554	$13,968
Impaired loans with an allowance for loan losses allocation	48,174	38,425

Total impaired loans	$62,728	$52,393

Allowance for loan losses allocated to impaired loans	$20,426	$13,599

For the six months ended June 30, 2009 and 2008, the average balance of impaired loans was $60.3 million and $49.2 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.

Nonperforming loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Nonaccrual loans	$77,735	$64,041

Total nonperforming loans	$77,735	$64,041

Past due loans (90 days or more and still accruing)	$2,323	$2,908

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At June 30, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $0.6 million.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2009 and 2008:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,686	—	8,686

Balance, June 30, 2009	$128,011	$39,873	$167,884

Balance, January 1, 2008	$119,325	$39,873	$159,198
Adjustments to goodwill	—	—	—

Balance, June 30, 2008	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2008 and determined that no impairment existed as of this date. Old National recorded $8.7 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2009 and December 31, 2008 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2009
Amortized intangible assets:
Core deposit	$26,810	$(8,671)	$18,139
Customer business relationships	25,753	(11,187)	14,566
Customer loan relationships	4,413	(970)	3,443

Total intangible assets	$56,976	$(20,828)	$36,148

December 31, 2008
Amortized intangible assets:
Core deposit	$15,623	$(7,203)	$8,420
Customer business relationships	25,753	(10,189)	15,564
Customer loan relationships	4,413	(769)	3,644

Total intangible assets	$45,789	$(18,161)	$27,628

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded $11.2 million of other intangibles associated with the acquisition of the branch banking network of Citizens Financial Group in the first quarter of 2009, which is included in the “Community Banking” column for segment reporting. During the first quarter of 2008, Old National recorded $0.2 million of other intangibles associated with the purchase of an insurance book of business. The insurance subsidiary is included in the “Other” column for segment reporting. During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. Total amortization expense associated with other intangible assets for the six months ended June 30 was $2.7 million in 2009 and $1.8 million in 2008.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2009 remaining	$3,320
2010	6,130
2011	5,546
2012	4,840
2013	4,050
Thereafter	12,262

Total	$36,148

NOTE 10 — ASSETS HELD FOR SALE
Assets held for sale are summarized as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Assets held for sale:
Land	$641	$791
Building and improvements	2,773	3,401

Total	3,414	4,192
Accumulated depreciation	(1,847)	(2,200)

Assets held for sale — net	$1,567	$1,992

During the second quarter of 2009, Old National sold one financial center with a carrying value of approximately $0.4 million in a sale-leaseback transaction with an unrelated party.
Assets remaining held for sale at June 30, 2009 include three financial centers which are actively being marketed. Old National plans to continue occupying these properties under long-term lease arrangements. See note 17 to the consolidated financial statements for additional information on Old National’s long-term lease arrangements.
NOTE 11 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2009:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2009
Outstanding at June 30, 2009	$143,411	$284,847	$114,160	$542,418
Average amount outstanding	264,609	291,958	134,465	691,032
Maximum amount outstanding at any month-end	488,392	292,478	158,809
Weighted average interest rate:
During six months ended
June 30, 2009	0.20%	0.23%	0.36%	0.24%
At June 30, 2009	0.13	0.17	0.22	0.17
Other Short-term Borrowings
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
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of June 30, 2009.

Term Auction Facility
On January 2, 2009, Old National borrowed $100 million from the Federal Reserve under its Term Auction Facility. The borrowing had an interest rate of .20% and a maturity of 83 days. On January 15, 2009, Old National borrowed an additional $50 million from the Federal Reserve under the Term Auction Facility. The additional borrowing had an interest rate of .25% and a maturity of 28 days. On February 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of March 12, 2009. On March 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of April 9, 2009. On April 9, 2009, the $50 million debt matured and was replaced with $100 million of new debt with an interest rate of .25% and a maturity date of May 7, 2009. On April 23, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 16, 2009. On June 4, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 2, 2009.
NOTE 12 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2009, and December 31, 2008:

	June 30,	December 31,
(dollars in thousands)	2009	2008
Old National Bancorp:
Senior unsecured note (fixed rate 5.00%) maturing May 2010	$50,000	$50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 3.65%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(749)	(771)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	99,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing September 2009 to January 2023	399,871	425,198
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,370	4,390
SFAS 133 fair value hedge and other basis adjustments	(187)	(950)

Total other borrowings	$810,305	$834,867

Contractual maturities of other borrowings at June 30, 2009, were as follows:

(dollars in thousands)
Due in 2009	$2,020
Due in 2010	99,043
Due in 2011	275,046
Due in 2012	150,688
Due in 2013	106,405
Thereafter	178,039
SFAS 133 fair value hedge and other basis adjustments	(936)

Total	$810,305

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.82% and 3.81% at June 30, 2009, and December 31, 2008, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.

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

At June 30, 2009, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2009 remaining	$194
2010	390
2011	390
2012	390
2013	390
Thereafter	11,314

Total minimum lease payments	13,068
Less amounts representing interest	8,698

Present value of net minimum lease payments	$4,370

NOTE 13 — EMPLOYEE BENEFIT PLANS
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
Old National contributed $0.2 million to cover benefit payments from the Restoration Plan during the first six months of 2009. Old National expects to contribute an additional $0.2 million to cover benefit payments from the Restoration Plan during the remainder of 2009.
The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Interest cost	$493	$535	$986	$1,071
Expected return on plan assets	(482)	(792)	(965)	(1,584)
Recognized actuarial loss	363	158	726	316
Settlement	(350)	434	—	434

Net periodic benefit cost	$24	$335	$747	$237

NOTE 14 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At June 30, 2009, 1.4 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company granted 177 thousand stock options during the first six months of 2009. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $0.3 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 28.8%; a risk free interest rate of 2.08%; an expected option term of six years; a 5.31% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.

Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first six months of 2009 as compared to $0.1 million for the first six months of 2008.
Restricted Stock Awards
The Company granted 80 thousand time-based restricted stock awards to certain key officers during 2009, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2009, unrecognized compensation expense was estimated to be $3.2 million for unvested restricted share awards.
Old National recorded expense of $0.3 million, net of tax benefit, during the first six months of 2009, compared to expense of $1.0 million during the first six months of 2008 related to the vesting of restricted share awards. Included in the first six months of 2009 is the reversal of $0.8 million of expense associated with certain performance-based restricted stock grants.
Restricted Stock Units
The Company granted 106 thousand shares of performance based restricted stock units to certain key officers during 2009, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.
Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first six months of 2009. The Company did not grant restricted stock units in 2008.
NOTE 15 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Provision at statutory rate of 35%	$2,679	$8,513	$5,013	$13,352
Tax-exempt income	(4,060)	(3,921)	(8,231)	(7,694)
Reversal of portion of unrecognized tax benefits	—	—	—	(6,611)
State income taxes	(675)	354	(1,481)	358
Other, net	75	(98)	(18)	(72)

Income tax expense (benefit)	$(1,981)	$4,848	$(4,717)	$(667)

Effective tax rate	(25.9)%	19.9%	(32.9)%	(1.7)%

For the three months ended June 30, 2009, the effective tax rate was lower than the three months ended June 30, 2008. The main factor for the decrease in the effective tax rate for the three months ended June 30, 2009, was that the tax-exempt income comprised a higher percentage of pre-tax income in the three months ended June 30, 2009 than at June 30, 2008. For the six months ended June 30, 2009, the effective tax rate was lower than the six months ended June 30, 2008. The main factor for the decrease in the effective tax rate for the six months ended June 30, 2009, was that the tax-exempt income comprised a higher percentage of pre-tax income in the six months ended June 30, 2009 than at June 30, 2008.

Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2009
Balance at January 1	$7,513
Additions based on tax positions related to the current year	52

Balance at June 30	$7,565

Approximately $1.9 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $150.0 million and $55.1 million at June 30, 2009 and December 31, 2008, respectively. In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2009, the notional amount of the interest rate lock commitments and forward commitments were $39.9 million and $64.2 million, respectively. At December 31, 2008, the notional amount of the interest rate lock commitments and forward commitments were $20.6 million and $37.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $511.1 million and $511.1 million, respectively, at June 30, 2009. At December 31, 2008, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $484.0 million and $484.0 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$541	Other assets	$1

Total derivatives designated as hedging instruments under Statement 133		$541		$1

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$32,576	Other assets	$45,737
Commodity contracts	Other assets	—	Other assets	130
Foreign exchange contracts	Other assets	—	Other assets	441
Mortgage contracts	Other assets	589	Other assets	459

Total derivatives not designated as hedging instruments under Statement 133		$33,165		$46,767

Total derivative assets		$33,706		$46,768

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$32,173	Other liabilities	$46,338
Commodity contracts	Other liabilities	—	Other liabilities	130
Foreign exchange contracts	Other liabilities	—	Other liabilities	441
Mortgage contracts	Other liabilities	73	Other liabilities	505

Total derivatives not designated as hedging instruments under Statement 133		$32,246		$47,414

Total derivative liabilities		$32,246		$47,414

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008 are as follows:

		Three months	Three months
		Ended	Ended
(dollars in thousands)		June 30, 2009	June 30, 2008
Derivatives in Statement 133	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$441	$413
Interest rate contracts (2)	Other income / (expense)	60	(26)

Total		$501	$387

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Hedging Instruments under	Recognized in Income on	Recognized in Income on
Statement 133	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(68)	$123
Interest rate contracts (3)	Other income / (expense)	455	(331)
Mortgage contracts	Mortgage banking revenue	234	19

Total		$621	$(189)

		Six months	Six months
		Ended	Ended
(dollars in thousands)		June 30, 2009	June 30, 2008
Derivatives in Statement 133	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,101	$676
Interest rate contracts (2)	Other income / (expense)	72	71

Total		$1,173	$747

Derivatives Not Designated as	Location of Gain or (Loss)	Amount of Gain or (Loss)
Hedging Instruments under	Recognized in Income on	Recognized in Income on
Statement 133	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(428)	$123
Interest rate contracts (3)	Other income / (expense)	927	(1,044)
Mortgage contracts	Mortgage banking revenue	562	(115)

Total		$1,061	$(1,036)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges under SFAS 133.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value under SFAS 159. See Note 20 to the consolidated financial statements.
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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National Bancorp and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order also permits Old National to file a new motion for summary judgment with respect to issues that have not been resolved by the Court. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.

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
During 2009, Old National sold two financial centers in sale leaseback transactions to unrelated parties. Old National received cash proceeds of $1.4 million, net of selling costs. The properties sold had a carrying value of $1.0 million. The $0.4 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen years. Under the lease agreements, Old National is obligated to pay a base rent of $0.1 million per year.
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. Old National intends to close or merge 11 of these locations into existing branch locations during 2009. The leases have term of less than one year to ten years. Under the lease agreements, Old National is obligated to pay a base rent of approximately $2.6 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.049 billion and standby letters of credit of $101.7 million at June 30, 2009. At June 30, 2009, approximately $991 million of the loan commitments had fixed rates and $58 million had floating rates, with the fixed interest rates ranging from 0.5% to 18%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2009 and December 31, 2008, the balance of the allowance for unfunded loan commitments was $4.1 million and $3.5 million, respectively.
At June 30, 2009 and December 31, 2008 Old National had credit extensions of $27.5 million and $29.0 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2009 and December 31, 2008, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $24.1 million and $25.0 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 18 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2009, the notional amount of standby letters of credit was $101.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.4 million at June 30, 2009.
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

Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended June 30, 2009
Net interest income	$66,783	$(4,782)	$(1,234)	$60,767
Provision for loan losses	11,978	85	(95)	11,968
Noninterest income	26,525	3,308	15,773	45,606
Noninterest expense	68,193	2,810	15,748	86,751
Income (loss) before income taxes	13,137	(4,369)	(1,114)	7,654
Total assets	4,754,079	3,138,161	119,935	8,012,175

Three months ended June 30, 2008
Net interest income	$64,813	$(2,652)	$(817)	$61,344
Provision for loan losses	5,493	207	—	5,700
Noninterest income	21,382	5,236	16,895	43,513
Noninterest expense	56,193	1,148	17,493	74,834
Income before income taxes	24,509	1,229	(1,415)	24,323
Total assets	4,971,884	2,514,308	115,594	7,601,786

Six months ended June 30, 2009
Net interest income	$136,241	$(14,536)	$(1,740)	$119,965
Provision for loan losses	29,278	85	(95)	29,268
Noninterest income	46,701	7,508	33,632	87,841
Noninterest expense	127,671	4,258	32,286	164,215
Income before income taxes	25,993	(11,371)	(299)	14,323
Total assets	4,754,079	3,138,161	119,935	8,012,175

Six months ended June 30, 2008
Net interest income	$128,053	$(5,681)	$(1,238)	$121,134
Provision for loan losses	27,379	226	—	27,605
Noninterest income	40,483	11,879	38,027	90,389
Noninterest expense	108,108	2,483	35,179	145,770
Income (loss) before income taxes	33,049	3,489	1,610	38,148
Total assets	4,971,884	2,514,308	115,594	7,601,786
NOTE 20 — FAIR VALUE
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
Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$2,249,408	—	$2,233,055	$16,353
Residential loans held for sale	25,249	—	25,249	—
Derivative assets	33,706	—	33,706	—
Financial Liabilities
Certain retail certificates of deposit	—	—	—	—
Derivative liabilities	32,246	—	32,246	—

	Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale	$2,125,026	—	$2,105,358	$19,668
Residential loans held for sale	17,155	—	17,155	—
Derivative assets	46,768	—	46,768	—
Financial Liabilities
Certain retail certificates of deposit	49,309	—	49,309	—
Derivative liabilities	47,414	—	47,414	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,668
Accretion/amortization of discount or premium	(14)
Payments received	(99)
Credit loss write-downs	(10,255)
Increase/decrease in fair value of securities	7,053
Transfers in and/or out of Level 3	—

Ending balance, June 30, 2009	$16,353

Included in the income statement is $14 thousand in interest expense from the amortization of discounts on securities. The increase in market value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2009 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$27,748	—	—	$27,748
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $48.1 million, with a valuation allowance of $20.4 million at June 30, 2009.

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
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $210 thousand and $347 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2009, respectively. Included in the income statement are $124 thousand and $220 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $2 thousand and $73 thousand of interest expense for the three and six months ended June 30, 2009, respectively, for certain retail certificates of deposit under SFAS No. 159. The income statement includes $431 thousand and $576 thousand of interest expense for the three and six months ended June 30, 2008, respectively, for certain retail certificates of deposit under SFAS No. 159.
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
Certain retail certificates of deposit
Old National has elected the fair value option under SFAS No. 159 for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. This election was adopted prospectively for certain retail certificates of deposit originated after January 1, 2008. At June 30, 2009, there were no retail certificates of deposit accounted for under the fair value option under SFAS No. 159.
As of June 30, 2009, the difference between the aggregate fair value and the aggregate remaining principal balance for loans and certificates of deposit for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$25,249	$181	$25,068
Certain retail certificates of deposit	—	—	—

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2009:
Changes in Fair Value for the Three Months ended June 30, 2009, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(427)	$4	$—	$(423)
Certain retail certificates of deposit	61	83	—	144
Changes in Fair Value for the Six Months ended June 30, 2009, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$178	$3	$—	$181
Certain retail certificates of deposit	—	—	—	—
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
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2008:
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

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2009 and December 31, 2008 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
June 30, 2009
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$209,246	$209,246
Investment securities held-to-maturity	314,170	311,334
Federal Home Loan Bank stock	36,090	36,090
Loans, net (including impaired loans)	4,081,105	4,283,646
Accrued interest receivable	49,082	49,082

Financial Liabilities
Deposits	$5,798,508	$5,841,192
Short-term borrowings	542,418	542,399
Other borrowings	810,305	824,718
Accrued interest payable	13,946	13,946
Standby letters of credit	538	538

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$2,266

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2008
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$193,012	$193,012
Investment securities held-to-maturity	99,661	100,831
Federal Home Loan Bank stock	41,090	41,090
Loans, net (including impaired loans)	4,693,272	4,997,869
Accrued interest receivable	49,030	49,030

Financial Liabilities
Deposits	$5,372,978	$5,425,134
Short-term borrowings	649,623	649,610
Other borrowings	834,867	850,569
Accrued interest payable	14,954	14,954
Standby letters of credit	494	494

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,614
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
Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the notional amounts of these financial instruments, see Notes 17 and 18.
PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2009 and 2008, and financial condition as of June 30, 2009, compared to June 30, 2008, and December 31, 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
During the quarter, we successfully completed the integration of the 65 branches acquired from Citizens Financial on March 20, 2009. The branches are located primarily in the Indianapolis area, with additional locations in the Indiana markets of Lafayette, Fort Wayne, Anderson, and Bloomington. On the date of acquisition, we assumed deposit liabilities valued at approximately $427 million and acquired a portfolio of loans valued at approximately $5.6 million. During the second quarter, we acquired additional loans from Citizens Financial valued at $8.0 million and opened 4,580 new demand deposit accounts.
The goodwill and intangibles of $19.9 million recorded in connection with the acquisition as well as the repurchase on March 31, 2009, of $100 million in preferred stock sold to the U.S. Department of Treasury as part of the Capital Purchase Program, along with the subsequent repurchase of the warrant for $1.2 million on May 11, 2009 impacted our capital ratios during the first and second quarters. Management is focused on building and maintaining strong capital levels to allow us to both absorb loan growth as it materializes and to take advantage of likely acquisition opportunities. As part of our capital strategy, management is working to reduce leverage on the balance sheet and took actions to reduce the investment portfolio late in the second quarter, and, in addition, moved a large portion of our lease portfolio to held-for-sale status. These actions could result in a lower margin and net income in the near term.
Net income for the second quarter of 2009 is $9.6 million, compared to $6.6 million and $19.5 million for the quarters ended December 31, 2008 and June 30, 2008, respectively. Results for the second quarter of 2009 were impacted negatively by a $4.0 million charge related to a special assessment of FDIC insurance expense and other-than-temporary impairment of $7.9 million related to certain pooled-trust preferred securities. Partially offsetting these charges were securities gains of $10.3 million resulting from calls and sales during the quarter. As of June 30, 2009, our security portfolio consisted of 1,157 securities, 276 of which were in an unrealized loss position. The majority of unrealized losses are related to our non-agency mortgage-backed and pooled trust preferred securities. Management will continue to monitor these securities closely.

Net interest margin in the second quarter of 2009 was 3.59% compared to 3.63% during the first quarter of 2009, and 3.85% year-over-year. The decrease from the first quarter is primarily the result of higher average deposit balances, reducing our need for other borrowings which are currently at a more favorable rate. Also contributing to the lower margin is a decrease in average loans outstanding and an increase in lower yielding securities.
Although we believe our conservative stance toward underwriting policies and real estate lending has positioned us well, the credit markets continue to be a challenge in 2009. We recorded provision expense of $12.0 million during the second quarter. Non-accrual loan levels remained relatively constant compared to the prior quarter while criticized and classified loans increased slightly. As a percent of total loans, the allowance was 1.69% at June 30, 2009, compared to 1.41% and 1.31% at December 31, 2008 and June 30, 2008, respectively. Annualized net charge-offs were 1.18% of average loans in the second quarter of 2009 compared to 1.14% in the fourth quarter of 2008, and 1.35% year-over-year. Nonperforming loans totaled 1.71% of total loans at June 30, 2009, compared to 1.34% at December 31, 2008 and 1.43% a year ago.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2009	2008	Change	2009	2008	Change
Income Statement Summary:
Net interest income	$60,767	$61,344	(0.9)%	$119,965	$121,134	(1.0)%
Provision for loan losses	11,968	5,700	110.0	29,268	27,605	6.0
Noninterest income	45,606	43,513	4.8	87,841	90,389	(2.8)
Noninterest expense	86,751	74,834	15.9	164,215	145,770	12.7
Other Data:
Return on average common equity	6.02%	11.58%		4.73%	11.54%
Efficiency ratio	77.50	68.37		74.91	66.10
Tier 1 leverage ratio	7.10	8.22		7.10	8.22
Net charge-offs to average loans	1.18	1.35		1.13	0.94
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 57% of revenues at June 30, 2009. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. In the current market wholesale funding sources cost less than client deposits; however, funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.

Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $5.6 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively. Taxable equivalent adjustments for the six months ended June 30, 2009 and 2008 were $11.4 million and $9.0 million, respectively.
Taxable equivalent net interest income was $66.3 million and $131.4 million for the three and six months ended June 30, 2009, up from the $65.9 million and $130.1 million reported for the three and six months ended June 30, 2008. The net interest margin was 3.59% and 3.61% for the three and six months ended June 30, 2009, compared to 3.85% and 3.76% for the three and six months ended June 30, 2008. The increase in net interest income is primarily due to the increase in interest earning assets being greater than the increase in interest-bearing liabilities. The decrease in net interest margin is primarily due to a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 84 basis points from 5.97% to 5.13% while the cost of interest-bearing liabilities decreased 65 basis points from 2.46% to 1.81% in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average assets decreased 91 basis points from 6.11% to 5.20% while the cost of interest-bearing liabilities decreased 85 basis points from 2.72% to 1.87%.
Average earning assets were $7.396 billion for the three months ended June 30, 2009, compared to $6.856 billion for the three months ended June 30, 2008, an increase of 7.9%, or $540.4 million. Average earning assets were $7.287 billion for the six months ended June 30, 2009, compared to $6.915 billion for the six months ended June 30, 2008, an increase of 5.4%, or $371.9 million. Significantly affecting average earning assets at June 30, 2009 compared to June 30, 2008, was the increase in the size of the investment portfolio combined with the reduction of the size of the loan portfolio. During the six months ended June 30, 2009, $1.146 billion of investment securities were purchased and $627.4 million of investment securities were called by the issuers or sold. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.
Also affecting margin was an increase in noninterest-bearing demand deposits and time deposits. Included in deposits at June 30, 2009 are $84.2 million of noninterest-bearing deposits and $136.1 million of time deposits from the Citizens Financial branch acquisition. In the last half of 2008, $19.3 million of high cost brokered certificates of deposit were called or matured and $5.5 million of retail certificates of deposit were called. In addition, $51 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55 million outstanding was paid off in the fourth quarter of 2008. During the first half of 2009, $81.0 million of high cost brokered certificates of deposit were called and $56.6 million of retail certificates of deposit were called. In addition, $25.0 million of FHLB advances were prepaid in the first half of 2009. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was $12.0 million for the three months ended June 30, 2009, compared to $5.7 million for the three months ended June 30, 2008. The provision for loan losses was $29.3 million for the six months ended June 30, 2009, compared to $27.6 million for the six months ended June 30, 2008. The higher provision in 2009 is attributable to an increase in net charge-offs combined with an increase in nonaccrual loans. Included in the 2008 provision is $18.5 million associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits. See the discussion in “Allowance for Loan Losses and Reserve for Unfunded Commitments” in the Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2009, was $45.6 million, an increase of $2.1 million, or 4.8%, from the $43.5 million reported for the three months ended June 30, 2008. For the six months ended June 30, 2009, noninterest income was $87.8 million, a decrease of $2.5 million, or 2.8%, from the $90.4 million reported for the six months ended June 30, 2008.

Net securities gains were $2.4 million and $5.6 million for the three and six months ended June 30, 2009, compared to net securities gains of $2.1 million and $6.6 million for the three and six months ended June 30, 2008. Included in the second quarter and first six months of 2009 is $7.9 million and $10.3 million, respectively, in charges for other-than-temporary-impairment on six pooled trust preferred securities. The 2008 net securities gains were primarily the result of securities which were called by the issuers.
Wealth management fees were $4.3 million and $8.1 million for the three and six months ended June 30, 2009 as compared to $4.9 million and $9.5 million for the three and six months ended June 30, 2008. Trust fee income has declined as a result of lower market values of managed assets.
Service charges on deposit accounts were $15.7 million and $26.4 million for the three and six months ended June 30, 2009, compared to $11.3 million and $21.5 million for the three and six months ended June 30, 2008. The increase in revenue is primarily attributable to the acquisition of the retail branch banking network of Citizens Financial Group in March 2009.
ATM fees were $5.4 million and $9.6 million for the three and six months ended June 30, 2009, compared to $4.5 million and $8.5 million for the three and six months ended June 30, 2008. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition.
Revenue from company-owned life insurance was $0.4 million and $1.1 million for the three and six months ended June 30, 2009, compared to $2.8 million and $5.5 million for the three and six months ended June 30, 2008. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues in the first six months of 2009 and we anticipate lower revenue levels to continue in future periods.
Fluctuations in the value of our derivatives resulted in gains on derivatives of $0.5 million and $1.0 million for the three and six months ended June 30, 2009 as compared to losses on derivatives of $0.4 million and $1.0 million for the three and six months ended June 30, 2008.
Other income decreased $1.2 million and $2.7 million for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. The decrease in the quarterly comparison was primarily as a result of a decrease in customer derivative fee revenue combined with a decrease in the gain on fair value adjustments related to certain retail certificates of deposit accounted for under SFAS No. 159. The decrease in the six month comparison was primarily as a result of a $1.5 million gain associated with the redemption of class B VISA shares recorded during the first quarter of 2008 combined with a decrease in customer derivative fee revenue and a decrease in the gain on fair value adjustments related to certain retail certificates of deposit accounted for under SFAS No. 159.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2009, totaled $86.8 million, an increase of $11.9 million, or 15.9%, from the $74.8 million recorded for the three months ended June 30, 2008. For the six months ended June 30, 2009, noninterest expense was $164.2 million, an increase of $18.4 million, or 12.7%, from the $145.8 million recorded for the six months ended June 30, 2008. The increased expenses in 2009 relate primarily to costs associated with the 65 Citizens Financial branches acquired during March 2009, as well as a $4.0 million special assessment of FDIC insurance expense.
Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2009, salaries and benefits were $45.2 million compared to $43.2 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, salaries and benefits were $87.9 million compared to $85.5 million for the six months ended June 30, 2008. Included in the second quarter of 2009 is approximately $3.6 million of personnel expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group and $0.6 million for higher medical insurance expenses. Partially offsetting these increases was a $2.0 million reversal of performance-based incentive compensation expense. Included in the first six months of 2009 is approximately $5.2 million of personnel expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group and $1.1 million for higher medical insurance expense. Partially offsetting these increases was a $3.3 million reversal of performance-based incentive compensation expense.

Occupancy expense increased $2.5 million and $3.4 million for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, primarily as a result of increases in rent expense and the amortization of leasehold improvements. Utilities expense and real estate taxes also increased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. The increase in rent expense is related to the sale leaseback transactions discussed in Note 17 to the consolidated financial statements and the additional 65 branches acquired from Citizens Financial in the first quarter of 2009. The increase in amortization expense is also related to the acquisition of the branches from Citizens Financial.
Professional fees increased $1.2 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase is primarily attributable to legal and other professional fees associated with the acquisition of the Citizens Financial branch network.
FDIC assessment expense was $6.3 million for the three months ended June 30, 2009, compared to $0.3 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, FDIC assessment expense was $8.4 million compared to $0.6 million for the six months ended June 30, 2008. The increase is primarily due to the increase in the rates banks pay for deposit insurance and the expiration of our one-time assessment credit at the end of 2008. The FDIC implemented a special assessment during the second quarter of 2009 which resulted in approximately $4.0 of additional expense during the quarter. It is possible that the FDIC will impose another special assessment later in the year as part of its restoration plan.
The increase in the expense for amortization of intangibles for both the quarterly and year-to-date comparisons is primarily due to the core deposit intangible associated with the acquisition of the retail branch banking network of Citizens Financial Group and subsequent amortization of this asset.
Other expense for the three months ended June 30, 2009, totaled $3.6 million, a decrease of $0.7 million compared to the three months ended June 30, 2008. Other expense for the six months ended June 30, 2009, totaled $8.1 million, an increase of $1.4 million compared to the six months ended June 30, 2008. During the second quarter of 2008, we recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. There is no corresponding expense in 2009. The provision for unfunded commitments increased $1.0 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. Included in the six months ended June 30, 2009 is approximately $1.0 million of conversion expenses related to the acquisition of the retail branch banking network of Citizens Financial Group.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was a benefit of 25.9% for the three months ended June 30, 2009, compared to expense of 19.9% for the three months ended June 30, 2008. The provision for income taxes, as a percentage of pre-tax income, was a benefit of 32.9% for the six months ended June 30, 2009, compared to a benefit of 1.7% for the six months ended June 30, 2008. The decrease in the effective tax rate for the three and six months ended June 30, 2009, is the result of tax-exempt income being a higher percentage of pre-tax income in 2009 than in the prior year. See Note 15 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At June 30, 2009, our assets were $8.012 billion, a 5.4% increase compared to June 30, 2008 assets of $7.602 billion, and an annualized increase of 3.5% compared to December 31, 2008 assets of $7.874 billion. On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which increased assets by approximately $424.7 million and deposits by $424.5 million.
Earning Assets
Our earning assets are comprised of investment securities, loans and loans and leases held for sale, and money market investments. Earning assets were $7.209 billion at June 30, 2009, an increase of 6.3% from June 30, 2008, and an annualized increase of 3.8% since December 31, 2008.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $79.2 million of 15- and 20-year fixed-rate mortgage pass-through securities in our held-to-maturity investment portfolio and during the second quarter of 2009 approximately $230.1 million of U.S. government-sponsored entity and agency securities were added to our held-to-maturity investment portfolio.
At June 30, 2009, the total investment securities portfolio was $2.600 billion compared to $2.027 billion at June 30, 2008, an increase of $572.3 million or 28.2%. Investment securities increased $333.9 million compared to December 31, 2008, an annualized increase of 29.5%. Investment securities represented 36.1% of earning assets at June 30, 2009, compared to 29.9% at June 30, 2008, and 32.0% at December 31, 2008. Funds received in the Citizens Financial branch acquisition have been invested primarily in investment securities. There were $99.0 million of unplanned calls of securities during the second quarter. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could also result in a reduction in the securities portfolio. As of June 30, 2009, management does not intend to sell any securities with an unrealized loss position.
The investment securities available-for-sale portfolio had net unrealized losses of $59.7 million at June 30, 2009, an increase of $8.7 million compared to net unrealized losses of $51.0 million at June 30, 2008, and a decrease of $4.9 million compared to net unrealized losses of $64.6 million at December 31, 2008. A $10.3 million charge was recorded during the first six months of 2009 related to other-than-temporary-impairment on six pooled trust preferred securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crisis affecting the banking system and financial markets.
The investment portfolio had an average duration of 5.35 years at June 30, 2009, compared to 4.50 years at June 30, 2008, and 3.87 years at December 31, 2008. The annualized average yields on investment securities, on a taxable equivalent basis, were 5.19% for the three months ended June 30, 2009, compared to 5.30% for the three months ended June 30, 2008, and 5.62% for the three months ended December 31, 2008. Average yields on investment securities, on a taxable equivalent basis, were 5.31%, 5.18% and 5.34% for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $25.2 million at June 30, 2009, compared to $16.6 million at June 30, 2008, and $17.2 million at December 31, 2008. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The increase in residential loans held for sale from June 30, 2008, is primarily attributable to increased activity in residential lending in late 2008 and the first half of 2009.
We elected the fair value option under SFAS No. 159 prospectively for residential loans held for sale. The election was effective for loans originated after January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.2 million, $0.6 million and $0.3 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

Finance Leases Held for Sale
At June 30, 2009, Old National had finance leases held for sale of $370.2 million. These leases were transferred from the commercial loan category at cost utilizing the lower of cost or fair value method. The portfolio of leases had maturities ranging from 1 to 19 years and interest rates ranging from 2.57% to 13.21%. All of the leases are current. The majority of the leases held for sale are to municipalities, with various types of equipment securing the leases.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 35.3% of earning assets at June 30, 2009, a decrease from 44.6% at June 30, 2008, and a decrease from 43.2% at December 31, 2008. At June 30, 2009, commercial and commercial real estate loans were $2.547 billion, a decrease of $475.6 million since June 30, 2008, and a decrease of $505.9 million since December 31, 2008. The majority of the decrease relates to the finance leases which were transferred to held for sale. In addition, weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At June 30, 2009, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $32.4 million or 2.7% compared to June 30, 2008, and decreased $55.2 million or, annualized, 9.1% since December 31, 2008.
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
At June 30, 2009, residential real estate loans were $448.4 million, a decrease of $67.6 million, or 13.1%, from June 30, 2008.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2009, totaled $204.0 million, an increase of $15.3 million compared to $188.7 million at June 30, 2008, and an increase of $17.2 million compared to $186.8 million at December 31, 2008. We recorded $19.9 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in the “Other” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Real Estate Assets Held for Sale
Real estate assets held for sale were $1.6 million at June 30, 2009, a decrease of $1.4 million compared to $3.0 million at June 30, 2008. The decline is the result of the sale leaseback transactions during 2008 and the second quarter of 2009. Included in real estate assets held for sale at June 30, 2009 are three financial centers that are actively being marketed. We plan to continue occupying these properties under long-term lease agreements after sale.
Other assets have increased $32.0 million, or 20.4%, since June 30, 2008, primarily as a result of an increase in deferred tax assets and fluctuations in the fair value of derivative financial instruments. Based on current forecasts, we believe our deferred tax assets are fully realizable and we will be able to apply net operating losses to future periods.

Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.151 billion at June 30, 2009, an increase of 6.2% from $6.731 billion at June 30, 2008, and an annualized increase of 7.1% from $6.907 billion at December 31, 2008. Included in total funding were deposits of $5.799 billion at June 30, 2009, an increase of $426.1 million, or 7.9%, compared to June 30, 2008, and an increase of $376.2 million compared to December 31, 2008. Included in total deposits at June 30, 2009 is $356.2 million from the acquisition of the Indiana retail branch banking network of Citizens Financial Group. In the last half of 2008, we called $5.5 million of retail certificates of deposit; and $19.3 million of high cost brokered certificates of deposit were called or matured. During the first half of 2009, $81.0 million of high cost brokered certificates of deposit were called and $56.6 million of retail certificates of deposit were called. Noninterest-bearing deposits increased 21.8% or $187.0 million compared to June 30, 2008. Time deposits increased 14.8% or $267.4 million compared to June 30, 2008. Year over year, we have experienced an increase in noninterest-bearing demand deposits that has favorably impacted the cost of funds.
Effective January 1, 2008, we elected the fair value option under SFAS No. 159 prospectively for certain retail certificates of deposit. The carrying value of these retail certificates of deposit was $0, $49.3 million and $49.7 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The carrying values at December 31, 2008 and June 30, 2008 were comprised of contractual balances of $48.5 million and $49.7 million and fair value adjustments of $0.8 million and $37 thousand, respectively.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2009, wholesale borrowings, including short-term borrowings and other borrowings, decreased $6.0 million, or 0.4%, from June 30, 2008 and decreased $131.8 million, or 17.8%, annualized, from December 31, 2008, respectively. Wholesale funding as a percentage of total funding was 18.9% at June 30, 2009, compared to 20.2% at June 30, 2008, and 21.5% at December 31, 2008. Short-term borrowings have decreased $32.9 million since June 30, 2008 while long-term borrowings have increased $26.9 million since June 30, 2008. We purchased $80.0 million of low-cost FHLB advances during the last half of 2008. In addition, $51.0 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55.0 million outstanding was paid off in the fourth quarter of 2008. During the first half of 2009, $25.0 million of FHLB advances were prepaid.
Capital
Shareholders’ equity totaled $634.6 million at June 30, 2009, compared to $649.0 million at June 30, 2008, and $730.9 million at December 31, 2008. The December 31, 2008 balance included $100 million of non-voting preferred shares and common stock warrants issued to the Treasury Department as part of the Capital Purchase Program for healthy financial institutions. On March 31, 2009, we accelerated the accretion of the $2.6 million discount and repurchased all of the $100 million of non-voting preferred shares from the Treasury Department.
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
The Series T Preferred Stock qualified as Tier 1 capital and the Treasury Department was entitled to cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Preferred Stock had priority in the payment of dividends over any cash dividends paid to common stockholders. The adoption of ARRA permitted Old National to redeem the Series T Preferred Stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with Old National’s regulatory agency. The Warrants had a 10-year term and were immediately exercisable upon issuance. The common stock warrants were repurchased on May 11, 2009, for $1.2 million.
During the fourth quarter of 2007, we declared a cash dividend of $0.23 per share to be paid in the first quarter of 2008, which was included in the fourth quarter 2007 financial results. We paid a cash dividend of $0.23 per share for the second quarter of 2008, which reduced equity by $15.3 million. We declared cash dividends of $0.23 and $0.07 per share during the first and second quarters of 2009, respectively, which reduced equity by $19.9 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.4 million during the six months ended June 30, 2009, and $0.3 million during the six months ended June 30, 2008. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $4.3 million during the six months ended June 30, 2009, and decreased equity by $26.7 million during the six months ended June 30, 2008. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.5 million during the six months ended June 30, 2009, compared to $2.0 million during the six months ended June 30, 2008.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2009, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios have decreased from December 31, 2008 levels primarily due to the repurchase of $100 million of preferred shares from the Treasury Department on March 31, 2009.
As of June 30, 2009, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2009	2008	2008
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.10%	8.22%	9.50%
Tier 1 capital to risk-adjusted total assets	4.00	10.25	11.23	12.73
Total capital to risk-adjusted total assets	8.00	12.59	14.10	15.06
Shareholders’ equity to assets	N/A	7.92	8.54	9.28
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At June 30, 2009, we had non-agency collateralized mortgage obligations of $189.8 million or approximately 8.4% of the available-for-sale securities portfolio. The net unrealized loss on these securities at June 30, 2009, was approximately $56.8 million.
We expect conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Four of these securities were downgraded during the quarter and as of June 30, 2009 eight of these securities were rated below investment grade. Additional credit deterioration in future periods could result in other-than-temporary-impairment in certain of these securities.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and performance of underlying collateral. At June 30, 2009, we had pooled trust preferred securities with a fair value of approximately $16.4 million, or 0.7% of the available-for-sale securities portfolio. During the first six months of 2009, we determined that six of these securities had other-than-temporary-impairment as a result of additional defaults or deferrals during the period. A $10.3 million charge related to the credit loss was realized in earnings during the first six months of 2009. These securities remained classified as available-for-sale and at June 30, 2009, the unrealized loss on our pooled trust preferred securities was approximately $22.2 million.

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
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $227.5 million at June 30, 2009.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2009, we had no concentration of loans in any single industry exceeding 10% of its portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2009	2008	2008
Nonaccrual loans
Commercial and commercial real estate	$62,730	$57,307	$52,394
Residential real estate	7,424	4,976	5,474
Consumer	7,581	5,769	6,173

Total nonaccrual loans	77,735	68,052	64,041
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	1,126	611	991
Residential real estate	134	—	—
Consumer	1,063	970	1,917

Total past due loans	2,323	1,581	2,908
Foreclosed properties	4,768	3,309	2,934

Total under-performing assets	$84,826	$72,942	$69,883

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$191,324	$149,751	$180,118
Other classified assets (3)	145,299	—	34,543
Criticized loans	101,019	97,542	124,855

Total criticized and classified assets	$437,642	$247,293	$339,516

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.71%	1.43%	1.34%
Under-performing assets/total loans and foreclosed properties (1)	1.86	1.54	1.46
Under-performing assets/total assets	1.06	0.96	0.89
Allowance for loan losses/under-performing assets	82.64	85.12	96.00

(1)	Loans include residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 8 pooled trust preferred securities, 8 non-agency mortgage-backed securities and 2 corporate securities at June 30, 2009.
Loan charge-offs, net of recoveries, totaled $13.6 million for the three months ended June 30, 2009, a decrease of $2.3 million from the three months ended June 30, 2008. Net charge-offs for the six months ended June 30, 2009 totaled $26.3 million compared to $22.0 million for the six months ended June 30, 2008. Included in the first six months of 2009 and 2008 are $1.2 million and $13.9 million, respectively, of charge-offs associated with the misconduct of a former loan officer in the Indianapolis market. Included in the three and six months ended June 30, 2009 is $0.6 million of charge-offs associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second quarter. Annualized, net charge-offs to average loans were 1.18% and 1.13% for the three and six months ended June 30, 2009, as compared to 1.35% and 0.94% for the three and six months ended June 30, 2008.
Under-performing assets totaled $84.8 million at June 30, 2009, an increase of $11.9 million compared to $72.9 million at June 30, 2008, and an increase of $14.9 million compared to $69.9 million at December 31, 2008. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2009, were 1.86%, an increase from the June 30, 2008 ratio of 1.54% and an increase from the December 31, 2008 ratio of 1.46%. Nonaccrual loans were $77.7 million at June 30, 2009, compared to $68.1 million at June 30, 2008, and $64.0 million at December 31, 2008.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At June 30, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $0.6 million.

Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $437.6 million at June 30, 2009, an increase of $190.3 million from June 30, 2008, and an increase of $98.1 million from December 31, 2008. Other classified assets include $145.3 million and $34.5 million of investment securities that fell below investment grade rating at June 30, 2009 and December 31, 2008, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2009, the allowance for loan losses was $70.1 million, an increase of $8.0 million compared to $62.1 million at June 30, 2008, and an increase of $3.0 million compared to $67.1 million at December 31, 2008. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.69% at June 30, 2009, compared to 1.31% at June 30, 2008, and 1.41% at December 31, 2008. The provision for loan losses for the three months ended June 30, 2009, amounted to $12.0 million compared to $5.7 million for the three months ended June 30, 2008. The provision for the six months ended June 30, 2009, amounted to $29.3 million compared to $27.6 million for the six months ended June 30, 2008. The increase in the provision year over year is primarily attributable to an increase in net charge-offs combined with an increase in nonaccrual loans.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $4.1 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.5 million at December 31, 2008.
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
We manage interest rate risk within an overall asset and liability management framework that includes attention to credit risk, liquidity risk and capitalization. A principal objective of asset/liability management is to manage the sensitivity of net interest income to changing interest rates. Asset and liability management activity is governed by a policy reviewed and approved annually by the Board of Directors. The Board of Directors has delegated the administration of this policy to the Funds Management Committee, a committee of the Board of Directors, and the Executive Balance Sheet Management Committee, a committee comprised of senior executive management. The Funds Management Committee meets quarterly and oversees adherence to policy and recommends policy changes to the Board. The Executive Balance Sheet Management committee meets at least quarterly. This committee determines balance sheet management strategies and initiatives for the Company. A group comprised of corporate and line management meets monthly to implement strategies and initiatives determined by the Executive Balance Sheet Management Committee.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to June 30, 2009 and 2008 results are as follows:
Net Interest Income — 12 Month Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

6/30/2009	N/A	N/A	N/A	2.89%	3.21%	3.09%
6/30/2008	N/A	-3.75%	0.39%	-0.62%	-1.41%	-2.00%
Net Interest Income — 24 Month Cumulative Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

6/30/2009	N/A	N/A	N/A	5.05%	5.83%	5.98%
6/30/2008	N/A	-7.20%	-0.89%	-0.08%	-0.55%	-1.06%
Economic Value of Equity Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

6/30/2009	N/A	N/A	N/A	-5.09%	-12.49%	-18.12%
6/30/2008	N/A	-9.53%	-1.42%	-3.15%	-7.07%	-10.97%
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
At June 30, 2009, modeling indicated Old National’s Net Interest Income at Risk values were positive for Up 100, Up 200 and Up 300 scenarios for both the 12-month and 24-month Net Interest Income at Risk.

At June 30, 2009, modeling indicated that Old National was with in the yellow zone policy limit for the Up 100 and Up 200 Economic Value of Equity scenarios. Management has agreed to monitor these scenarios closely. The Up 300 Economic Value of Equity Scenarios fell with in the Old National’s green zone policy limit, which is considered normal and acceptable for Economic Value of Equity scenarios.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on current swap spreads and a 12-month forward curve. As of June 30, 2009, Old National’s 12 month cumulative Net Interest Income at Risk for the scenario was 3.04%. In addition, Old National models a ramp scenario where rates are increased 25 basis points each quarter over a 12 month timeframe. As of June 30, 2009, Old National’s 12 month cumulative Net Interest Income at Risk for this scenario was 0.64%.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $1.5 million at June 30, 2009, compared to an estimated fair value loss of $0.6 million at December 31, 2008. In addition, the notional amount of derivatives increased by $194.8 million from 2008. See Note 16 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. Standard and Poor’s and Dominion Bond Rating Services have each issued a stable outlook in conjunction with their ratings as of December 31, 2008. On October 13, 2008, Moody’s Investor Service changed Old National Bancorp’s outlook to negative. As of December 12, 2008, Fitch Rating Services changed their long-term outlook rating from negative to stable for both Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”). The senior debt ratings of Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”) at June 30, 2009, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of June 30, 2009, the Bank Subsidiary had the capacity to borrow $800.7 million from the Federal Reserve Bank’s discount window. The Bank Subsidiary is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. The Bank Subsidiary maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.

The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At June 30, 2009, the Parent Company’s other borrowings outstanding remained unchanged at $157.2 million compared with December 31, 2008. There is $50.0 million Parent Company debt scheduled to mature within the next 12 months. During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of June 30, 2009.
Old National agreed to participate in the U.S. Treasury Department Capital Purchase Program for healthy financial institutions during fourth quarter 2008. Under the program, Old National sold preferred, non-voting shares of its stock and warrants valued at $100 million to the U.S. Treasury Department. As of March 31, 2009, Old National repurchased all of the $100 million of non-voting preferred shares from the Treasury Department. The common stock warrants were repurchased on May 11, 2009, for $1.2 million.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, the Bank Subsidiary had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The Parent Company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, the Bank Subsidiary requires approval of regulatory authority for the payment of dividends to the Parent Company. Such approval was obtained for the payment of dividends at June 30, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.049 billion and standby letters of credit of $101.7 million at June 30, 2009. At June 30, 2009, approximately $991 million of the loan commitments had fixed rates and $58 million had floating rates, with the fixed rates ranging from 0.5% to 18%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.4 million at June 30, 2009.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at June 30, 2009:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,723,647	$—	$—	$—	$3,723,647
IRAs, consumer and brokered certificates of deposit	718,115	968,508	293,016	95,222	2,074,861
Short-term borrowings	542,418	—	—	—	542,418
Other borrowings	2,020	374,089	257,093	177,103	810,305
Operating leases	16,048	62,071	58,649	319,045	455,813

(A)	For the remaining six months of fiscal 2009.
We rent certain premises and equipment under operating leases. See Note 17 to the consolidated financial statements for additional information on long-term lease arrangements.

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
In addition, liabilities recorded under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FIN 48 is included in Note 15 to the consolidated financial statements.
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

Management’s analysis of probable losses in the portfolio at June 30, 2009, resulted in a range for allowance for loan losses of $8.4 million with the potential effect to net income ranging from a decrease of $2.2 million to an increase of $3.3 million. These sensitivities are hypothetical and are not intended to represent actual results.
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

•	Judgments and Uncertainties. The determination of other-than-temporary-impairment is a subjective process, and different judgments and assumptions could affect the timing and amount of loss realization. In addition, significant judgments are required in determining valuation and impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and interest cash flows.

•	Effect if Actual Results Differ From Assumptions. Actual credit deterioration could be more or less severe than estimated. Upon subsequent review, if cash flows have significantly improved, the discount would be amortized into earnings over the remaining life of the debt security in a prospective manner based on the amount and timing of future cash flows. Additional credit deterioration resulting in an adverse change in cash flows would result in additional other-than-temporary impairment loss recorded in the income statement.
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
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/09 – 04/30/09	49	$14.57	49	—
05/01/09 – 05/31/09	—	—	—	—
06/01/09 – 06/30/09	148	11.99	148	—

Quarter-to-date 06/30/09	197	$12.63	197	—

The Company’s stock repurchase program ended on December 31, 2008. Shares repurchased in the second quarter of 2009 relate to our employee compensation plans.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the May 12, 2009, Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders:
(a)	Election of Directors — The following directors were elected to the Board of Directors, each to hold office for one year (until the 2010 Annual Meeting) and until his successor shall have been duly elected and qualified:

	Vote Counts
Directors (term ending 2010)	For	Against
Joseph D. Barnette, Jr.	51,840,837	1,805,880
Alan W. Braun	51,760,605	1,885,057
Larry E. Dunigan	51,678,636	1,968,081
Niel C. Ellerbrook	51,895,781	1,749,153
Andrew E. Goebel	51,907,679	1,737,255
Robert G. Jones	52,046,479	1,599,503
Phelps L. Lambert	51,739,761	1,911,559
Arthur H. McElwee, Jr.	51,890,116	1,754,818
Marjorie Z. Soyugenc	51,663,155	1,988,373
Kelly N. Stanley	52,107,158	1,537,767
Charles D. Storms *	51,711,386	1,940,231
Linda E. White	51,874,624	1,772,096
(b)	Approval of the Old National Bancorp Employee Stock Purchase Plan: For — 40,760,680; Votes Against — 2,301,438; Votes Abstained — 1,091,760; Broker nonvotes - 10,656,156
(c)	Ratification of the selection of Independent Public Accountants — Crowe Horwath LLP: For — 51,966,493; Votes Against — 826,958; Votes Abstained — 823,509; Broker nonvotes - 1,193,072

*	Old National reported on July 23, 2009 on Form 8-K that Charles D. Storms has resigned from the Board of Directors.

ITEM 5.	OTHER INFORMATION
(a)	None
(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description
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

3.2
By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

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

Exhibit No.	Description
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

10.41	Form of Waiver (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

Exhibit No.	Description
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

10.49
Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

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

Date: August 4, 2009

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