Form 10-Q
period 2009-09-30
OLD NATIONAL BANCORP /IN/
filed 2009-10-30
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 1-15817

OLD NATIONAL BANCORP
(Exact name of Registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1539838 (I.R.S. Employer Identification No.)

One Main Street Evansville, Indiana (Address of principal executive offices)	47708 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 87,173,000 shares outstanding at September 30, 2009.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2009	2008	2008
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$196,911	$162,893	$166,078
Federal funds sold and resell agreements	—	6	9,292
Money market investments	28,817	30,113	18,591

Total cash and cash equivalents	225,728	193,012	193,961
Investment securities — available-for-sale, at fair value
U.S. Treasury	101,359	—	—
U.S. Government-sponsored entities and agencies	975,737	389,278	319,793
Mortgage-backed securities	868,331	1,081,619	1,108,944
States and political subdivisions	494,153	482,204	327,370
Other securities	178,871	171,925	167,645

Investment securities — available-for-sale	2,618,451	2,125,026	1,923,752
Investment securities — held-to-maturity, at amortized cost (fair value $313,272, $100,831 and $104,641 respectively)	305,902	99,661	105,316
Federal Home Loan Bank stock, at cost	36,090	41,090	41,090
Residential loans held for sale, at fair value	11,365	17,155	11,118
Finance leases held for sale	58,394	—	—
Loans:
Commercial	1,396,997	1,897,966	1,799,764
Commercial real estate	1,091,494	1,154,916	1,170,775
Residential real estate	421,666	496,526	508,112
Consumer credit, net of unearned income	1,125,509	1,210,951	1,203,265

Total loans	4,035,666	4,760,359	4,681,916
Allowance for loan losses	(69,551)	(67,087)	(63,466)

Net loans	3,966,115	4,693,272	4,618,450

Premises and equipment, net	56,539	44,625	46,658
Accrued interest receivable	45,281	49,030	43,714
Goodwill	167,884	159,198	159,198
Other intangible assets	34,487	27,628	28,567
Company-owned life insurance	223,902	223,126	222,380
Other assets	223,354	201,067	174,084

Total assets	$7,973,492	$7,873,890	$7,568,288

Liabilities
Deposits:
Noninterest-bearing demand	$1,045,910	$888,578	$845,705
Interest-bearing:
NOW	1,220,224	1,292,574	1,222,967
Savings	971,459	874,602	923,202
Money market	418,841	420,821	448,667
Time (including $0, $49,309 and $48,875, respectively, at fair value)	2,037,921	1,945,712	1,905,680

Total deposits	5,694,355	5,422,287	5,346,221
Short-term borrowings	326,076	649,623	541,648
Other borrowings	808,611	834,867	837,315
Accrued expenses and other liabilities	279,037	236,248	207,751

Total liabilities	7,108,079	7,143,025	6,932,935

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Preferred stock, series T, no par value, $100,000 liquidation value, 1,000 shares authorized, 0, 100 and 0 shares issued and outstanding, respectively	—	97,358	—
Common stock, $1 stated value, 150,000 shares authorized, 87,173, 66,321 and 66,285 shares issued and outstanding, respectively	87,173	66,321	66,285
Capital surplus	747,582	569,875	566,067
Retained earnings	45,542	50,815	59,684
Accumulated other comprehensive loss, net of tax	(14,884)	(53,504)	(56,683)

Total shareholders’ equity	865,413	730,865	635,353

Total liabilities and shareholders’ equity	$7,973,492	$7,873,890	$7,568,288

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008
Interest Income
Loans including fees:
Taxable	$49,365	$63,455	$151,322	$199,862
Nontaxable	4,709	5,930	16,414	17,029
Investment securities, available-for-sale:
Taxable	20,418	21,252	69,316	65,312
Nontaxable	5,588	3,642	17,106	10,298
Investment securities, held-to-maturity, taxable	3,315	1,252	6,304	4,005
Money market investments and federal funds sold	27	148	125	672

Total interest income	83,422	95,679	260,587	297,178

Interest Expense
Deposits	16,643	22,979	52,092	74,812
Short-term borrowings	312	2,552	1,148	9,532
Other borrowings	10,056	10,552	30,971	32,104

Total interest expense	27,011	36,083	84,211	116,448

Net interest income	56,411	59,596	176,376	180,730
Provision for loan losses	12,191	6,842	41,459	34,447

Net interest income after provision for loan losses	44,220	52,754	134,917	146,283

Noninterest Income
Wealth management fees	3,852	4,163	11,937	13,644
Service charges on deposit accounts	15,068	11,835	41,432	33,355
ATM fees	5,421	4,508	14,972	13,013
Mortgage banking revenue	1,515	1,380	5,007	3,984
Insurance premiums and commissions	8,785	8,782	29,103	30,155
Investment product fees	2,372	2,335	6,861	7,461
Company-owned life insurance	488	2,924	1,604	8,435
Net securities gains	5,102	45	20,974	6,625
Impairment on available-for-sale securities (includes losses of $8,983 and $32,716, net of $3,921 and $17,399 recognized in other comprehensive income, pre-tax, for the three and nine months ended September 30, 2009, respectively)	(5,062)	—	(15,317)	—
Gain (loss) on derivatives	(675)	(186)	324	(1,159)
Gain on sale leaseback transactions	1,667	1,601	4,724	4,765
Other income	470	1,608	5,223	9,106

Total noninterest income	39,003	38,995	126,844	129,384

Noninterest Expense
Salaries and employee benefits	46,502	40,466	134,407	125,972
Occupancy	12,029	9,834	34,671	29,029
Equipment	2,930	2,354	7,918	7,421
Marketing	2,290	3,094	6,904	7,789
Data processing	5,322	4,768	15,566	14,320
Communication	2,723	2,303	8,143	6,825
Professional fees	2,062	1,729	6,812	5,278
Loan expense	1,175	1,888	3,201	4,882
Supplies	891	782	3,375	2,416
FDIC assessment	1,763	287	10,188	884
Amortization of intangibles	1,662	945	4,328	2,719
Other expense	4,617	4,013	12,668	10,698

Total noninterest expense	83,966	72,463	248,181	218,233

Income (loss) before income taxes	(743)	19,286	13,580	57,434
Income tax expense (benefit)	(4,760)	2,271	(9,477)	1,604

Net income	4,017	17,015	23,057	55,830
Preferred stock dividends and discount accretion	—	—	(3,892)	—

Net income available to common stockholders	$4,017	$17,015	$19,165	$55,830

Net income per common share — basic	$0.06	$0.26	$0.29	$0.85
Net income per common share — diluted	0.06	0.26	0.29	0.85

Weighted average number of common shares outstanding — basic	66,635	65,645	66,129	65,636
Weighted average number of common shares outstanding — diluted	66,706	65,790	66,173	65,738

Dividends per common share	$0.07	$0.23	$0.37	$0.46
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2007	—	$66,205	$563,675	$34,346	$(11,345)	$652,881
Comprehensive income
Net income	—	—	—	55,830	—	55,830	$55,830
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(40,579)	(40,579)	(40,579)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	131	131	131
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(4,890)	(4,890)	(4,890)

Total comprehensive income							$10,492

Dividends — common stock	—	—	—	(30,492)	—	(30,492)
Common stock repurchased	—	(26)	(413)	—	—	(439)
Stock based compensation expense	—	—	1,469	—	—	1,469
Stock activity under incentive comp plans	—	106	1,336	—	—	1,442

Balance, September 30, 2008	—	$66,285	$566,067	$59,684	$(56,683)	$635,353

Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	23,057	—	23,057	$23,057
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	37,305	37,305	37,305
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	661	661	661
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	654	654	654

Total comprehensive income							$61,677

Dividends — common stock	—	—	—	(24,400)	—	(24,400)
Dividends — preferred stock	—	—	—	(1,250)	—	(1,250)
Common stock issued	—	20,895	177,482	—	—	198,377
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(28)	(324)	—	—	(352)
Warrants repurchased	—	—	(1,200)	—	—	(1,200)
Stock based compensation expense	—	—	1,513	—	—	1,513
Stock activity under incentive comp plans	—	(15)	236	(38)	—	183

Balance, September 30, 2009	$—	$87,173	$747,582	$45,542	$(14,884)	$865,413

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
Cash Flows From Operating Activities
Net income	$23,057	$55,830

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,757	4,454
Amortization and impairment of other intangible assets	4,328	3,411
Net premium (discount) amortization on investment securities	964	(1,181)
Restricted stock expense	1,209	1,162
Stock option expense	304	308
Provision for loan losses	41,459	34,447
Net securities gains	(20,974)	(6,625)
Impairment on available-for-sale securities	15,317	—
Gain on sale leasebacks	(4,724)	(4,765)
(Gain) loss on derivatives	(324)	1,159
Net gains on sales and write-downs of loans and other assets	(641)	(2,172)
(Gain) loss on extinguishment of debt	431	(148)
Increase in cash surrender value of company owned life insurance	(776)	(7,894)
Residential real estate loans originated for sale	(214,433)	(132,942)
Proceeds from sale of residential real estate loans	223,027	137,094
(Increase) decrease in interest receivable	3,781	6,563
(Increase) decrease in other assets	(44,501)	(27,161)
Increase (decrease) in accrued expenses and other liabilities	47,276	(11,358)

Total adjustments	58,480	(5,648)

Net cash flows provided by operating activities	81,537	50,182

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	389,917	—
Purchases of investment securities available-for-sale	(1,841,706)	(786,880)
Purchase of loans	(8,024)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	558,218	682,189
Proceeds from sales of investment securities available-for-sale	630,381	262,058
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	21,992	20,958
Proceeds from sale of loans	259,253	2,251
Net principal collected from (loans made to) customers	380,962	(25,200)
Proceeds from sale of premises and equipment and other assets	1,146	7,574
Proceeds from sale leaseback of real estate	4,967	4,542
Purchases of premises and equipment	(11,832)	(9,349)

Net cash flows provided by (used in) investing activities	385,274	158,143

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	77,636	(9,744)
Savings, NOW and money market deposits	(158,457)	(152,012)
Time deposits	(72,644)	(153,519)
Short-term borrowings	(323,547)	(96,599)
Payments for maturities on other borrowings	(2,627)	(151,581)
Proceeds from issuance of other borrowings	—	330,000
Payments related to retirement of debt	(25,464)	—
Cash dividends paid on common stock	(24,400)	(45,407)
Cash dividends paid on preferred stock	(1,514)	—
Common stock repurchased	(352)	(439)
Proceeds from exercise of stock options, including tax benefit	97	1,265
Repurchase of TARP preferred stock and warrants	(101,200)	—
Common stock issued	198,377	—

Net cash flows provided by (used in) financing activities	(434,095)	(278,036)

Net increase (decrease) in cash and cash equivalents	32,716	(69,711)
Cash and cash equivalents at beginning of period	193,012	263,672

Cash and cash equivalents at end of period	$225,728	$193,961

Supplemental cash flow information:
Total interest paid	$83,392	$119,825
Total taxes paid (net of refunds)	$2,702	$16,202
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, goodwill and intangibles, derivative financial instruments, income taxes and valuation of securities are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2009 and 2008, and December 31, 2008, and the results of its operations for the three and nine months ended September 30, 2009 and 2008. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2008.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2009 presentation. Such reclassifications had no effect on net income.
In June 2009, the FASB issued Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification (“ASC”) will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
Management has evaluated subsequent events for reporting and disclosure in these financial statements through October 30, 2009, the date the financial statements were issued.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASC 820-10 — In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, (FASB Staff Position No. 157-2). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on Old National’s consolidated financial position or results of operations.

FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) — Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. See Note 3 to the consolidated financial statements for the impact on the Company of adopting SFAS No. 141(R).
FASB ASC 810-10 — In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 815-10 — In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations and the required disclosures have been included.
FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 — Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new standard on the consolidated financial statements.
FASB ASC 810-10 — In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 — Amendments to FASB Interpretation No. 46(R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Company on January 1, 2010 and the Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
FASB ASC 715-20-50 — In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits — Defined Benefit Plans — General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard for the interim reporting period ending March 31, 2009.
FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Company adopted this guidance for the interim reporting period ending March 31, 2009. See Note 6 to the consolidated financial statements for the impact on the Company of adopting this new guidance.
FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.
SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.

SAB 112 — In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141(R) and SFAS No. 160). SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
FASB ASC 323 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments — Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 350 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles — Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 260-10 — In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 820-10 — In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10 — In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the ability to redeem an investment on the measurement date. This update becomes effective for the Company for interim and annual reporting periods ending after December 15, 2009. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
NOTE 3 — ACQUISITION
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consists of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million. In accordance with FASB ASC 805 (SFAS No. 141(R) — Business Combinations), Old National has expensed approximately $4.9 million of acquisition costs and recorded goodwill of $8.7 million and $11.2 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, Old National assumed deposit liabilities valued at approximately $427 million and acquired a portfolio of loans valued at approximately $5.6 million.
NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

	Three Months Ended	Three Months Ended
(dollars and shares in thousands, except per share data)	September 30, 2009	September 30, 2008
Basic Earnings Per Share
Net income	$4,017	$17,015
Less: Preferred stock dividends and accretion of discount	—	—

Net income available to common stockholders	4,017	17,015

Weighted average common shares outstanding	66,635	65,645

Basic Earnings Per Share	$0.06	$0.26

Diluted Earnings Per Share
Net income available to common stockholders	4,017	17,015

Weighted average common shares outstanding	66,635	65,645
Effect of dilutive securities:
Restricted stock (1)	66	111
Stock options (2)	5	34

Weighted average shares outstanding	66,706	65,790

Diluted Earnings Per Share	$0.06	$0.26

	Nine Months Ended	Nine Months Ended
(dollars and shares in thousands, except per share data)	September 30, 2009	September 30, 2008
Basic Earnings Per Share
Net income	$23,057	$55,830
Less: Preferred stock dividends and accretion of discount	3,892	—

Net income available to common stockholders	19,165	55,830

Weighted average common shares outstanding	66,129	65,636

Basic Earnings Per Share	$0.29	$0.85

Diluted Earnings Per Share
Net income available to common stockholders	19,165	55,830

Weighted average common shares outstanding	66,129	65,636
Effect of dilutive securities:
Restricted stock (1)	36	69
Stock options (2)	8	33

Weighted average shares outstanding	66,173	65,738

Diluted Earnings Per Share	$0.29	$0.85

(1)	300 and 311 shares of restricted stock were not included in the computation of net income per diluted share for the third quarter and nine months ended September 30, 2009, respectively, and 60 shares of restricted stock were not included in the computation of net income per diluted share for the nine months ended September 30, 2008 because the effect would be antidulitive.

(2)	Options to purchase 6,040 shares and 5,653 shares outstanding at September 30, 2009 and 2008, respectively, were not included in the computation of net income per diluted share for the third quarter and nine months ended September 30, 2009 and 2008, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
In June 2008, the FASB issued new guidance impacting FASB ASC 260-10 (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance is effective for Old National for the interim periods beginning January 1, 2009. Upon adoption, all prior-period earnings per share data were recalculated according to the new guidance. These calculations resulted in no material changes to earnings per share data as previously presented.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Net income	$4,017	$17,015	$23,057	$55,830
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	56,395	(23,060)	80,367	(60,802)
Reclassification adjustment for securities (gains) losses realized in income	(5,102)	(45)	(20,974)	(6,625)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(3,921)	—	(17,399)	—
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	5,062	—	15,317	—
Income tax effect	(19,305)	9,218	(20,928)	26,848
Change in securities held-to-maturity:
Amortization of fair value previously recognized into accumulated other comprehensive income	(185)	—	1,537	—
Income tax effect	74	—	(615)	—
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	839	—	883	—
Reclassification adjustment on cash flow hedges	72	73	216	216
Income tax effect	(364)	(29)	(438)	(85)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	363	(4,076)	1,090	(8,151)
Income tax effect	(145)	1,630	(436)	3,261

Total other comprehensive income (loss)	33,783	(16,289)	38,620	(45,338)

Comprehensive income (loss)	$37,800	$726	$61,677	$10,492

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2009 and 2008:

	Unrealized	Unrecognized	Defined	Accumulated
	gains (losses)	gain (loss) on	benefit	other
	on available for	cash flow	pension	comprehensive
(dollars in thousands)	sale securities	hedges	plans	income (loss)
Balance at December 31, 2008	$(40,504)	$(480)	$(12,520)	$(53,504)
Other comprehensive income	37,305	661	654	38,620

Balance at September 30, 2009	$(3,199)	$181	$(11,866)	$(14,884)

Balance at December 31, 2007	$(3,704)	$(655)	$(6,986)	$(11,345)
Other comprehensive income (loss)	(40,579)	131	(4,890)	(45,338)

Balance at September 30, 2008	$(44,283)	$(524)	$(11,876)	$(56,683)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2009
Available-for-sale
U.S. Treasury	$101,322	$37	$—	$101,359
U.S. Government-sponsored entities and agencies	973,863	5,322	(3,448)	975,737
Mortgage-backed securities — Agency	665,542	19,308	(7)	684,843
Mortgage-backed securities — Non-agency	230,775	742	(48,029)	183,488
States and political subdivisions	460,412	34,180	(439)	494,153
Pooled trust preferrred securities	34,008	—	(17,978)	16,030
Other securities	159,837	6,927	(3,923)	162,841

Total available-for-sale securities	$2,625,759	$66,516	$(73,824)	$2,618,451

Held-to-maturity
U.S. Government-sponsored entities and agencies	$228,571	$4,224	$—	$232,795
Mortgage-backed securities — Agency	73,361	3,571	—	76,932
Other securities	3,970	—	(425)	3,545

Total held-to-maturity securities	$305,902	$7,795	$(425)	$313,272

December 31, 2008
Available-for-sale
U.S. Government-sponsored entities and agencies	$381,634	$7,644	$—	$389,278
Mortgage-backed securities — Agency	850,222	15,125	(586)	864,761
Mortgage-backed securities — Non-agency	276,842	318	(60,302)	216,858
States and political subdivisions	471,246	16,030	(5,072)	482,204
Pooled trust preferrred securities	48,853	—	(29,186)	19,667
Other securities	160,848	883	(9,473)	152,258

Total available-for-sale securities	$2,189,645	$40,000	$(104,619)	$2,125,026

Held-to-maturity
Mortgage-backed securities — Agency	$90,987	$1,529	$—	$92,516
Other securities	8,674	—	(359)	8,315

Total held-to-maturity securities	$99,661	$1,529	$(359)	$100,831

All of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities. The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	September 30, 2009		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$95,074	$94,458	4.27%
One to five years	1,108,072	1,083,349	3.89
Five to ten years	409,899	416,764	4.58
Beyond ten years	1,012,714	1,023,880	5.22

Total	$2,625,759	$2,618,451	4.53%

Held-to-maturity
One to five years	$77,331	$80,477	4.52%
Beyond ten years	228,571	232,795	3.88

Total	$305,902	$313,272	4.04%

The following table summarizes the investment securities with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$257,542	$(3,448)	$—	$—	$257,542	$(3,448)
Mortgage-backed securities — Agency	3,587	(7)	84	—	3,671	(7)
Mortgage-backed securities — Non-agency	1,411	(14)	155,562	(48,015)	156,973	(48,029)
States and political subdivisions	31,315	(285)	6,819	(154)	38,134	(439)
Pooled trust preferrred securities	—	—	16,029	(17,978)	16,029	(17,978)
Other securities	1	(2)	12,929	(3,921)	12,930	(3,923)

Total available-for-sale	$293,856	$(3,756)	$191,423	$(70,068)	$485,279	$(73,824)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Other securities	—	—	3,545	(425)	3,545	(425)

Total held-to-maturity	$—	$—	$3,545	$(425)	$3,545	$(425)

December 31, 2008
Available-for-Sale
Mortgage-backed securities — Agency	$66,047	$(212)	$33,689	$(378)	$99,736	$(590)
Mortgage-backed securities — Non-agency	83,360	(13,259)	116,192	(47,043)	199,552	(60,302)
States and political subdivisions	121,276	(5,072)	—	—	121,276	(5,072)
Pooled trust preferrred securities	—	—	19,668	(29,186)	19,668	(29,186)
Other securities	81,326	(7,793)	10,117	(1,676)	91,443	(9,469)

Total available-for-sale	$352,009	$(26,336)	$179,666	$(78,283)	$531,675	$(104,619)

Held-to-Maturity
Other securities	$—	$—	$8,315	$(359)	$8,315	$(359)

Total held-to-maturity	$—	$—	$8,315	$(359)	$8,315	$(359)

Proceeds from sales and calls of securities available for sale were $915.8 million and $646.8 million for the nine months ended September 30, 2009 and 2008, respectively. Gains of $21.9 million and $8.6 million and losses of $0.9 million and $2.0 million were realized on these sales during 2009 and 2008, respectively. Also impacting earnings in 2009 are other-than-temporary impairment charges related to credit loss on six pooled trust preferred securities and two non-agency mortgage-backed securities in the amount of $15.3 million, described below.

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
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-10 (EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets).
In determining OTTI under the FASB ASC 320 (SFAS No. 115) model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325-10 (EITF 99-20) that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC 325-10 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
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

As of September 30, 2009, Old National’s security portfolio consisted of 1,073 securities, 101 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At September 30, 2009, the Company’s securities portfolio contained non-agency collateralized mortgage obligations with a market value of $183.5 million which had net unrealized losses of approximately $47.3 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). Two of these securities were downgraded during the quarter and as of September 30, 2009 ten of these securities were rated below investment grade with grades ranging from B to CC. Three of the ten securities are rated B and have a market value of $28.8 million, four of the securities are rated CCC with a market value of $35.6 million and three of the securities are rated CC with a market value of $34.6 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal write-down of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states and a higher default-curve and severity percentages were applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral as of September 30, 2009, Old National recorded $0.5 million of other-than-temporary impairment on these securities.
Pooled Trust Preferred Securities
Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and include $19.9 million amortized cost. These securities were rated A2 and A3 at inception, but at September 30, 2009, Moody’s rated one security Baa2, two securities Caa3 and four securities Ca. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on six of these securities, all of which experienced additional defaults or deferrals during the third quarter. For the nine months ended September 30, 2009, these six securities had other-than-temporary-impairment losses of $25.2 million, of which $14.8 million was recorded as expense and $10.4 million was recorded in other comprehensive income. At September 30, 2009, the book value of these six securities was $18.8 million and they remained classified as available for sale. Together, the seven securities subject to FASB ASC 325-10 accounted for $10.5 million of the unrealized loss in the pooled trust preferred securities category at September 30, 2009.

The following table details the six pooled trust preferred securities with other-than-temporary-impairment, their credit rating at September 30, 2009 and the related credit losses recognized in earnings:

		MM Community	Reg Div Funding			Reg Div
	Tropc 2003	Funding IX	2004	Pretsl XII	Pretsl XV	Funding 2005
	Rated Caa3	Rated Caa3	Rated Ca	Rated Ca	Rated Ca	Rated Ca	Total
Amount of other-than-temporary- impairment related to credit loss at January 1, 2009	$—	$—	$—	$—	$—	$—	$—
Addition	828	282	1,281	—	—	—	2,391

Amount of other-than-temporary- impairment related to credit loss at March 31, 2009	828	282	1,281	—	—	—	2,391
Addition	1,583	1,178	2,915	895	810	483	7,864

Amount of other-than-temporary- impairment related to credit loss at June 30, 2009	2,411	1,460	4,196	895	810	483	10,255
Addition	394	1,152	110	517	816	1,581	4,570

Amount of other-than-temporary- impairment related to credit loss at September 30, 2009	$2,805	$2,612	$4,306	$1,412	$1,626	$2,064	$14,825

NOTE 7 — LOANS HELD FOR SALE
Effective January 1, 2008, residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). Prior to this, these residential loans had been recorded at the lower of cost or fair value. At September 30, 2009 and December 31, 2008, Old National had residential loans held for sale of $11.4 million and $17.2 million, respectively.
At June 30, 2009, Old National had finance leases held for sale of $370.2 million. During the third quarter, $258.0 million of these leases were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Approximately $46.0 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or market and at September 30, 2009; $58.4 million of finance leases remained available for sale. The leases held for sale have maturities ranging from 1 to 18 years and interest rates ranging from 3.76% to 9.73%. All of the leases held for sale are to municipalities, with various types of equipment securing the leases, and all of the leases are current.
During the first nine months of 2009, commercial and commercial real estate loans held for investment of $2.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.0 million, resulting in a write-down on loans transferred to held for sale of $0.6 million, which was recorded as a reduction to the allowance for loan losses. During the first nine months of 2008, commercial loans held for investment of $2.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold, with no write-down on the loans transferred.

NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2009	2008
Balance, January 1	$67,087	$56,463
Additions:
Provision charged to expense	41,459	34,447
Deductions:
Write-downs from loans transferred to held for sale	572	—
Loans charged-off	50,944	35,345
Recoveries	(12,521)	(7,901)

Net charge-offs	38,995	27,444

Balance, September 30	$69,551	$63,466

Individually impaired loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Impaired loans without an allowance for loan losses allocation	$17,487	$13,968
Impaired loans with an allowance for loan losses allocation	39,394	38,425

Total impaired loans	$56,881	$52,393

Allowance for loan losses allocated to impaired loans	$15,001	$13,599
For the nine months ended September 30, 2009 and 2008, the average balance of impaired loans was $59.5 million and $50.9 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Nonaccrual loans	$73,701	$64,041

Total nonperforming loans	$73,701	$64,041

Past due loans (90 days or more and still accruing)	$2,697	$2,908
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At September 30, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million. There were no loans modified in troubled debt restructurings at December 31, 2008.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009 and 2008:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,686	—	8,686

Balance, September 30, 2009	$128,011	$39,873	$167,884

Balance, January 1, 2008	$119,325	$39,873	$159,198
Adjustments to goodwill	—	—	—

Balance, September 30, 2008	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2009 and determined that no impairment existed as of this date. Old National recorded $8.7 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.
The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2009 and December 31, 2008 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2009
Amortized intangible assets:
Core deposit	$26,810	$(9,733)	$17,077
Customer business relationships	25,753	(11,686)	14,067
Customer loan relationships	4,413	(1,070)	3,343

Total intangible assets	$56,976	$(22,489)	$34,487

December 31, 2008
Amortized intangible assets:
Core deposit	$15,623	$(7,203)	$8,420
Customer business relationships	25,753	(10,189)	15,564
Customer loan relationships	4,413	(769)	3,644

Total intangible assets	$45,789	$(18,161)	$27,628

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. Old National recorded $11.2 million of other intangibles associated with the acquisition of the branch banking network of Citizens Financial Group in the first quarter of 2009, which is included in the “Community Banking” segment. During the first quarter of 2008, Old National recorded $0.2 million of other intangibles associated with the purchase of an insurance book of business. The insurance subsidiary is included in “Other” for segment reporting. During the second quarter of 2008, Old National recorded $0.7 million for impairment of intangibles due to the loss of a significant insurance client at one of its insurance subsidiaries. The insurance subsidiary is included in “Other” for segment reporting. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $4.3 million in 2009 and $3.4 million in 2008.
Old National reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2009, Old National was in the process of renegotiating a contract with a significant client at one of its insurance subsidiaries. The loss of this client could result in impairment of up to $1.7 million associated with the intangible book of business during the fourth quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2009 remaining	$1,659
2010	6,130
2011	5,546
2012	4,840
2013	4,050
Thereafter	12,262

Total	$34,487

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2009:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2009
Outstanding at September 30, 2009	$416	$316,893	$8,767	$326,076
Average amount outstanding	207,172	291,658	95,514	594,344
Maximum amount outstanding at any month-end	488,392	316,893	158,809
Weighted average interest rate:
During nine months ended September 30, 2009	0.20%	0.21%	0.52%	0.26%
At September 30, 2009	—	0.17	—	0.17
Other Short-term Borrowings
Line of Credit
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of September 30, 2009.
Term Auction Facility
On January 2, 2009, Old National borrowed $100 million from the Federal Reserve under its Term Auction Facility. The borrowing had an interest rate of .20% and a maturity of 83 days. On January 15, 2009, Old National borrowed an additional $50 million from the Federal Reserve under the Term Auction Facility. The additional borrowing had an interest rate of .25% and a maturity of 28 days. On February 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of March 12, 2009. On March 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of April 9, 2009. On April 9, 2009, the $50 million debt matured and was replaced with $100 million of new debt with an interest rate of .25% and a maturity date of May 7, 2009. On April 23, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 16, 2009. On June 4, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 2, 2009. There was no amount outstanding under the Term Auction Facility as of September 30, 2009.
Treasury Investment Program
As of September 30, 2009, Old National had $8.8 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At September 30, 2009, the effective interest rate on these funds was 0%.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2009, and December 31, 2008:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Old National Bancorp:
Senior unsecured note (fixed rate 5.00%) maturing May 2010	$50,000	$50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 3.33%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(737)	(771)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 4.06%) maturing December 2010 to October 2012	99,000	99,000
Federal Home Loan Bank advances (fixed rates 2.11% to 8.34%) maturing October 2010 to January 2023	397,600	425,198
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,360	4,390
SFAS 133 fair value hedge and other basis adjustments	388	(950)

Total other borrowings	$808,611	$834,867

Contractual maturities of other borrowings at September 30, 2009, were as follows:

(dollars in thousands)
Due in 2009	$10
Due in 2010	99,043
Due in 2011	275,046
Due in 2012	150,688
Due in 2013	106,170
Thereafter	178,003
SFAS 133 fair value hedge and other basis adjustments	(349)

Total	$808,611

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.81% and 3.81% at September 30, 2009, and December 31, 2008, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
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
At September 30, 2009, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2009 remaining	$97
2010	390
2011	390
2012	390
2013	390
Thereafter	11,314

Total minimum lease payments	12,971
Less amounts representing interest	8,611

Present value of net minimum lease payments	$4,360

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
Old National contributed $0.3 million to cover benefit payments from the Restoration Plan during the first nine months of 2009. Old National expects to contribute an additional $0.1 million to cover benefit payments from the Restoration Plan during the remainder of 2009.
The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Interest cost	$493	$536	$1,479	$1,607
Expected return on plan assets	(483)	(792)	(1,448)	(2,376)
Recognized actuarial loss	363	158	1,089	474
Settlement	—	375	—	809

Net periodic benefit cost	$373	$277	$1,120	$514

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At September 30, 2009, 1.4 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company granted 177 thousand stock options during the first nine months of 2009. Using the Black-Scholes option pricing model, the Company estimated the fair value of these stock options to be $0.3 million. The Company will expense this amount ratably over the three-year vesting period. The assumptions used in the option pricing model and the determination of stock option expense were an expected volatility of 28.8%; a risk free interest rate of 2.08%; an expected option term of six years; a 5.31% dividend yield; and a forfeiture rate of 7%. These options expire in ten years.
Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first nine months of 2009 as compared to $0.2 million for the first nine months of 2008.
Restricted Stock Awards
The Company granted 80 thousand time-based restricted stock awards to certain key officers during 2009, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2009, unrecognized compensation expense was estimated to be $2.7 million for unvested restricted share awards.
Old National recorded expense of $0.6 million, net of tax benefit, during the first nine months of 2009, compared to expense of $0.8 million during the first nine months of 2008 related to the vesting of restricted share awards. Included in the first nine months of 2009 is the reversal of $0.8 million of expense associated with certain performance-based restricted stock grants. Included in the first nine months of 2008 is the reversal of $1.2 million of expense associated with certain performance-based restricted stock grants.

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
Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first nine months of 2009. The Company did not grant restricted stock units in 2008.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Provision at statutory rate of 35%	$(260)	$6,750	$4,753	$20,102
Tax-exempt income	(3,644)	(4,156)	(11,874)	(11,850)
Reversal of portion of unrecognized tax benefits	(706)	—	(706)	(6,611)
State income taxes	(874)	(353)	(2,355)	5
Other, net	724	30	705	(42)

Income tax expense (benefit)	$(4,760)	$2,271	$(9,477)	$1,604

Effective tax rate	(640.6)%	11.8%	(69.8)%	2.8%
For the three months ended September 30, 2009, the effective tax rate was lower than the three months ended September 30, 2008. The main factors for the decrease in the effective tax rate for the three months ended September 30, 2009, were that the tax-exempt income comprised a higher percentage of pre-tax income in the three months ended September 30, 2009 than at September 30, 2008, and the pre-tax income is lower than prior periods. For the nine months ended September 30, 2009, the effective tax rate was lower than the nine months ended September 30, 2008. The main factor for the decrease in the effective tax rate for the nine months ended September 30, 2009, was that the tax-exempt income comprised a higher percentage of pre-tax income in the nine months ended September 30, 2009 than at September 30, 2008.
No valuation allowance was recorded at September 30, 2009 and 2008 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax credits.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2009
Balance at January 1	$7,513
Additions based on tax positions related to the current year	81
Reductions due to the 2005 statute of limitations expiring	(651)

Balance at September 30	$6,943

Approximately $1.3 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $250.0 million and $55.1 million at September 30, 2009 and December 31, 2008, respectively. The September 30, 2009 balances consist of $150.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value. The December 31, 2008 balances include $55.1 million notional amount of receive-fixed interest rate swaps on certain of its retail and brokered certificates of deposit.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2009, the notional amount of the interest rate lock commitments and forward commitments were $23.5 million and $32.0 million, respectively. At December 31, 2008, the notional amount of the interest rate lock commitments and forward commitments were $20.6 million and $37.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $497.3 million and $497.3 million, respectively, at September 30, 2009. At December 31, 2008, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $484.0 million and $484.0 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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
The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$2,129	Other assets	$1

Total derivatives designated as hedging instruments		$2,129		$1

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$33,888	Other assets	$45,737
Commodity contracts	Other assets	—	Other assets	130
Foreign exchange contracts	Other assets	2	Other assets	441
Mortgage contracts	Other assets	501	Other assets	459

Total derivatives not designated as hedging instruments		$34,391		$46,767

Total derivative assets		$36,520		$46,768

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$65	Other liabilities	$—

Total derivatives designated as hedging instruments		$65		$—

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$34,195	Other liabilities	$46,338
Commodity contracts	Other liabilities	—	Other liabilities	130
Foreign exchange contracts	Other liabilities	2	Other liabilities	441
Mortgage contracts	Other liabilities	306	Other liabilities	505

Total derivatives not designated as hedging instruments		$34,503		$47,414

Total derivative liabilities		$34,568		$47,414

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2009 and 2008 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		September 30, 2009	September 30, 2008
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$34
Interest rate contracts (2)	Other income / (expense)	309	128

Total		$309	$162

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$389	$—

Total		$389	$—

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$95
Interest rate contracts (3)	Other income / (expense)	(984)	(314)
Mortgage contracts	Mortgage banking revenue	(321)	287

Total		$(1,305)	$68

		Nine months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2009	September 30, 2008
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$630	$710
Interest rate contracts (2)	Other income / (expense)	381	199

Total		$1,011	$909

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$860	$—

Total		$860	$—

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(428)	$218
Interest rate contracts (3)	Other income / (expense)	(57)	(1,358)
Mortgage contracts	Mortgage banking revenue	241	172

Total		$(244)	$(968)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value. See Note 19 to the consolidated financial statements.
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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National Bancorp and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order also permits Old National to file a new motion for summary judgment with respect to issues that have not been resolved by the Court. Old National filed its motion for summary judgment on August 28, 2009. Plaintiffs, by their counsel, have also filed a motion for partial summary judgment as well as a motion to amend their complaint. The briefing schedule on the motions is now complete and the matters are now ripe for the judge to rule. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.

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
During 2007, seventy-three financial centers were sold in a series of sale leaseback transactions to an unrelated party. Old National received cash proceeds of $176.3 million, net of selling costs. The properties sold had a carrying value of $65.3 million, resulting in a gain of $111.1 million. In 2007, $4.7 million of this gain was recognized, the remainder has been deferred and is being amortized over the term of the leases. The leases have terms of ten to twenty-four years, and Old National has the right, at its option, to extend the term of the leases for four additional successive terms of five years each, upon specified terms and conditions. Under the lease agreements, Old National is obligated to pay base rents for the properties in an aggregate annual amount of $14.1 million per year.
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
During 2009, Old National sold three financial centers in sale leaseback transactions to unrelated parties. Old National received cash proceeds of $4.8 million, net of selling costs. The properties sold had a carrying value of $4.3 million. The $0.5 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen and twenty years. Under the lease agreements, Old National is obligated to pay a base rent of $0.4 million per year.
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
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.040 billion and standby letters of credit of $104.5 million at September 30, 2009. At September 30, 2009, approximately $990 million of the loan commitments had fixed rates and $50 million had floating rates, with the fixed interest rates ranging from 0% to 18%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2009 and December 31, 2008, the balance of the allowance for unfunded loan commitments was $4.7 million and $3.5 million, respectively.

At September 30, 2009 and December 31, 2008 Old National had credit extensions of $27.0 million and $29.0 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2009 and December 31, 2008, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $23.9 million and $25.0 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2009, the notional amount of standby letters of credit was $104.5 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.4 million at September 30, 2009.
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

Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended September 30, 2009
Net interest income	$78,037	$(17,486)	$(4,140)	$56,411
Provision for loan losses	12,203	(12)	—	12,191
Noninterest income	23,593	40	15,370	39,003
Noninterest expense	69,886	780	13,300	83,966
Income (loss) before income taxes	19,541	(18,214)	(2,070)	(743)
Total assets	4,372,760	3,484,265	116,467	7,973,492

Three months ended September 30, 2008
Net interest income	$63,799	$(3,537)	$(666)	$59,596
Provision for loan losses	6,508	334	—	6,842
Noninterest income	21,228	2,319	15,448	38,995
Noninterest expense	55,856	742	15,865	72,463
Income before income taxes	22,663	(2,294)	(1,083)	19,286
Total assets	4,892,941	2,569,476	105,871	7,568,288

Nine months ended September 30, 2009
Net interest income	$214,278	$(32,022)	$(5,880)	$176,376
Provision for loan losses	41,481	73	(95)	41,459
Noninterest income	70,294	7,548	49,002	126,844
Noninterest expense	197,557	5,038	45,586	248,181
Income before income taxes	45,534	(29,585)	(2,369)	13,580
Total assets	4,372,760	3,484,265	116,467	7,973,492

Nine months ended September 30, 2008
Net interest income	$191,852	$(9,218)	$(1,904)	$180,730
Provision for loan losses	33,887	560	—	34,447
Noninterest income	61,711	14,198	53,475	129,384
Noninterest expense	163,964	3,225	51,044	218,233
Income (loss) before income taxes	55,712	1,195	527	57,434
Total assets	4,892,941	2,569,476	105,871	7,568,288
NOTE 19 — FAIR VALUE
Effective January 1, 2008, the Company adopted FASB ASC 820-10 (SFAS No. 157) and FASB ASC 825-10 (SFAS No. 159). Both standards address aspects of the expanding application of fair value accounting. FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$101,359	—	$101,359	—
U.S. Government-sponsored entities and agencies	975,737	—	975,737	—
Mortgage-backed securities — Agency	684,843	—	684,843	—
Mortgage-backed securities — Non-agency	183,488	—	183,488	—
States and political subdivisions	494,153	—	494,153	—
Pooled trust preferred securities	16,030	—	—	16,030
Other securities	162,841	—	162,841
Residential loans held for sale	11,365	—	11,365	—
Derivative assets	36,520	—	36,520	—
Financial Liabilities
Derivative liabilities	34,568	—	34,568	—

		Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Government-sponsored entities and agencies	$389,278	—	$389,278	—
Mortgage-backed securities — Agency	864,761	—	864,761	—
Mortgage-backed securities — Non-agency	216,858	—	216,858	—
States and political subdivisions	482,204	—	482,204	—
Pooled trust preferred securities	19,667	—	—	19,667
Other securities	152,258	—	152,258	—
Residential loans held for sale	17,155	—	17,155	—
Derivative assets	46,768	—	46,768	—
Financial Liabilities
Certain retail certificates of deposit	49,309	—	49,309	—
Derivative liabilities	47,414	—	47,414	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,667
Accretion/amortization of discount or premium	(61)
Payments received	(99)
Credit loss write-downs	(14,825)
Increase/decrease in fair value of securities	11,348

Ending balance, September 30, 2009	$16,030

Included in the income statement is $61 thousand in interest expense from the amortization of net premiums on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2009 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$24,393	—	—	$24,393
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $39.4 million, with a valuation allowance of $15.0 million at September 30, 2009.

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
Financial instruments recorded using FASB ASC 825-10
Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.
Additionally, the transition provisions of FASB ASC 825-10 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Company did not elect the fair value option for any existing position at January 1, 2008.
The Company did elect the fair value option prospectively for the following items:
•	Residential mortgage loans held for sale
•	Certain retail certificates of deposit
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $180 thousand and $527 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2009, respectively. Included in the income statement are $122 thousand and $342 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $0 and $73 thousand of interest expense for the three and nine months ended September 30, 2009, respectively, for certain retail certificates of deposit. The income statement includes $437 thousand and $1.0 million of interest expense for the three and nine months ended September 30, 2008, respectively, for certain retail certificates of deposit.
Residential mortgage loans held for sale
Old National has elected the fair value option for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. These loans are intended for sale and are hedged with derivative instruments. None of these loans are 90 days or more past due, nor are any on nonaccrual status. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. The fair value option was not elected for loans held for investment. This election was effective for applicable loans originated after January 1, 2008.
Certain retail certificates of deposit
Old National has elected the fair value option for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. This election was adopted prospectively for certain retail certificates of deposit originated after January 1, 2008. At September 30, 2009, there were no retail certificates of deposit accounted for under the fair value option.

As of September 30, 2009, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$11,365	$383	$10,982
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2009:
Changes in Fair Value for the Three Months ended September 30, 2009, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(177)	$379	$—	$202
Changes in Fair Value for the Nine Months ended September 30, 2009, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(579)	$383	$—	$(196)
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
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and nine months ended September 30, 2008:
Changes in Fair Value for the Three Months ended September 30, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(48)	$—	$—	$(48)
Certain retail certificates of deposit	40	—	(367)	(327)

Changes in Fair Value for the Nine Months ended September 30, 2008, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$238	$3	$—	$241
Certain retail certificates of deposit	498	—	(208)	290
The carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2009 and December 31, 2008 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
September 30, 2009
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$225,728	$225,728
Investment securities held-to-maturity	305,902	313,272
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	58,394	58,394
Loans, net (including impaired loans)	3,966,115	4,153,268
Accrued interest receivable	45,281	45,281

Financial Liabilities
Deposits	$5,694,355	$5,742,761
Short-term borrowings	326,076	326,075
Other borrowings	808,611	836,150
Accrued interest payable	15,960	15,960
Standby letters of credit	594	594

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$2,081

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2008
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$193,012	$193,012
Investment securities held-to-maturity	99,661	100,831
Federal Home Loan Bank stock	41,090	41,090
Loans, net (including impaired loans)	4,693,272	4,997,869
Accrued interest receivable	49,030	49,030

Financial Liabilities
Deposits	$5,372,978	$5,425,134
Short-term borrowings	649,623	649,610
Other borrowings	834,867	850,569
Accrued interest payable	14,954	14,954
Standby letters of credit	494	494

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,614

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
Standby letters of credit: Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. The fair value for standby letters of credit was recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet in accordance with FASB ASC 460-10 (FIN 45).
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
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008, and financial condition as of September 30, 2009, compared to September 30, 2008, and December 31, 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
In June 2009, the FASB issued Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in this Form 10-Q are provided under the new FASB ASC structure with the prior terminology included parenthetically.
EXECUTIVE SUMMARY
During the third quarter we significantly strengthened our capital position with a successful stock offering. Net proceeds from the issuance of 20.7 million shares were approximately $196.4 million. Our tier one and total risk-based regulatory capital ratios improved from 10.2% and 12.6% at June 30, 2009, to 14.1% and 16.5% at September 30, 2009.
Although non-performing, problem and special mention loan categories showed improvement during the third quarter, the overall credit environment remains challenging and we expect it to remain that way for the near term. We recorded provision expense of $12.2 million during the third quarter. As a percent of total loans, the allowance was 1.72% at September 30, 2009, compared to 1.41% and 1.36% at December 31, 2008 and September 30, 2008, respectively. Annualized net charge-offs were 1.17% of average loans in the third quarter of 2009 compared to 1.14% in the fourth quarter of 2008, and 0.46% year-over-year. Nonperforming loans totaled 1.80% of total loans at September 30, 2009, compared to 1.34% at December 31, 2008 and 1.46% a year ago.
Third quarter results include the sale of a $258 million municipal lease portfolio, securities gains of $5.1 million, other-than-temporary impairment of securities of $5.1 million, elevated credit costs and net interest margin compression as a result of soft loan demand, the sale of the aforementioned municipal lease portfolio and reduced earnings from our investment portfolio. Net income for the third quarter of 2009 is $4.0 million, compared to $6.6 million and $17.0 million for the quarters ended December 31, 2008 and September 30, 2008, respectively. Net interest margin in the third quarter of 2009 was 3.53% compared to 3.59% during the second quarter of 2009, and 3.79% year-over-year.
We believe the economy is in a very deep and long lasting recession and the effects on our industry will be felt for an extended period of time. We believe that Old National is well positioned to not only withstand, but to capitalize on the industry challenges based on a number of the strategic actions we have taken. While loan demand remains soft as evidenced by the decrease in our loan portfolio it is management’s intent to focus on streamlining current processes and gain efficiency improvements.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2009	2008	Change	2009	2008	Change
Income Statement Summary:
Net interest income	$56,411	$59,596	(5.3)%	$176,376	$180,730	(2.4)%
Provision for loan losses	12,191	6,842	78.2	41,459	34,447	20.4
Noninterest income	39,003	38,995	0.0	126,844	129,384	(2.0)
Noninterest expense	83,966	72,463	15.9	248,181	218,233	13.7
Other Data:
Return on average common equity	2.53%	10.50%		4.00%	11.20%
Efficiency ratio	83.39	70.03		77.58	67.36
Tier 1 leverage ratio	10.03	8.29		10.03	8.29
Net charge-offs to average loans	1.17	0.46		1.14	0.78
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 58% of revenues at September 30, 2009. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. In the current market, wholesale funding sources cost less than client deposits; however, ordinarily funding from client deposits costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $5.3 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively. Taxable equivalent adjustments for the nine months ended September 30, 2009 and 2008 were $16.7 million and $13.9 million, respectively.
Taxable equivalent net interest income was $61.7 million and $193.1 million for the three and nine months ended September 30, 2009, down from the $64.5 million and $194.6 million reported for the three and nine months ended September 30, 2008. The net interest margin was 3.53% and 3.58% for the three and nine months ended September 30, 2009, compared to 3.79% and 3.77% for the three and nine months ended September 30, 2008. The decrease in both net interest income and net interest margin is primarily due to the decrease in the yield on interest earning assets being greater than the decrease in the cost of interest-bearing liabilities, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 84 basis points from 5.89% to 5.05% while the cost of interest-bearing liabilities decreased 64 basis points from 2.45% to 1.81% in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average assets decreased 89 basis points from 6.04% to 5.15% while the cost of interest-bearing liabilities decreased 78 basis points from 2.63% to 1.85%.

Average earning assets were $6.995 billion for the three months ended September 30, 2009, compared to $6.804 billion for the three months ended September 30, 2008, an increase of 2.8%, or $190.5 million. Average earning assets were $7.189 billion for the nine months ended September 30, 2009, compared to $6.878 billion for the nine months ended September 30, 2008, an increase of 4.5%, or $311.5 million. Significantly affecting average earning assets at September 30, 2009 compared to September 30, 2008, was the increase in the size of the investment portfolio combined with the reduction of the size of the loan portfolio. During the nine months ended September 30, 2009, $1.842 billion of investment securities were purchased and $915.8 million of investment securities were called by the issuers or sold. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.
Also affecting margin was an increase in noninterest-bearing demand deposits and time deposits. Included in deposits at September 30, 2009 are $88.8 million of noninterest-bearing deposits and $126.2 million of time deposits from the Citizens Financial branch acquisition. In the fourth quarter of 2008, $19.3 million of high cost brokered certificates of deposit were called or matured. In addition, $25.0 million of FHLB advances matured in the fourth quarter of 2008 and a revolving credit facility with $55 million outstanding was paid off in the fourth quarter of 2008. During the first nine months of 2009, $81.0 million of high cost brokered certificates of deposit were called and $67.1 million of retail certificates of deposit were called. In addition, $25.0 million of FHLB advances were prepaid in the first nine months of 2009. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding. Funding from client deposits generally cost less than wholesale funding, but not in the current market.
Provision for Loan Losses
The provision for loan losses was $12.2 million for the three months ended September 30, 2009, compared to $6.8 million for the three months ended September 30, 2008. The provision for loan losses was $41.5 million for the nine months ended September 30, 2009, compared to $34.4 million for the nine months ended September 30, 2008. Included in the 2008 provision is $17.7 million associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits. The higher provision in 2009 is attributable to an increase in net charge-offs combined with an increase in nonaccrual loans. Included in 2009 net charge-offs is a $3.1 million insurance recovery associated with the misconduct of a former loan officer in 2008 as discussed above.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income was $39.0 million for both the three months ended September 30, 2009 and the three months ended September 30, 2008. For the nine months ended September 30, 2009, noninterest income was $126.8 million, a decrease of $2.6 million, or 2.0%, from the $129.4 million reported for the nine months ended September 30, 2008.
Net securities gains were $40 thousand and $5.7 million for the three and nine months ended September 30, 2009, compared to net securities gains of $45 thousand and $6.6 million for the three and nine months ended September 30, 2008. Included in the third quarter and first nine months of 2009 is $5.1 million and $15.3 million, respectively, in charges for other-than-temporary-impairment on six pooled trust preferred securities and two non-agency mortgage-backed securities. The 2008 net securities gains were primarily the result of securities which were called by the issuers.
Wealth management fees were $3.9 million and $11.9 million for the three and nine months ended September 30, 2009 as compared to $4.2 million and $13.6 million for the three and nine months ended September 30, 2008. Trust fee income has declined as a result of lower market values of managed assets.
Service charges on deposit accounts were $15.1 million and $41.4 million for the three and nine months ended September 30, 2009, compared to $11.8 million and $33.4 million for the three and nine months ended September 30, 2008. The increase in revenue is primarily attributable to the acquisition of the retail branch banking network of Citizens Financial Group in March 2009.
ATM fees were $5.4 million and $15.0 million for the three and nine months ended September 30, 2009, compared to $4.5 million and $13.0 million for the three and nine months ended September 30, 2008. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition.

Revenue from company-owned life insurance was $0.5 million and $1.6 million for the three and nine months ended September 30, 2009, compared to $2.9 million and $8.4 million for the three and nine months ended September 30, 2008. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues in the first nine months of 2009 and while we expect revenues to increase in 2010 and future years, we also anticipate revenue will remain below 2008 levels.
Fluctuations in the value of our derivatives resulted in losses on derivatives of $0.7 million for the three months ended September 30, 2009 and gains of $0.3 million for the nine months ended September 30, 2009 as compared to losses on derivatives of $0.2 million and $1.2 million for the three and nine months ended September 30, 2008.
Other income decreased $1.1 million and $3.9 million for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. Included in third quarter 2009 is a $1.4 million loss from the sale of approximately $258.0 million of leases held for sale, net of transaction fees. The first quarter of 2008 included a $1.5 million gain associated with the redemption of class B VISA shares. Customer derivative fee revenue has also decreased in the year-over-year comparison.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2009, totaled $84.0 million, an increase of $11.5 million, or 15.9%, from the $72.5 million recorded for the three months ended September 30, 2008. For the nine months ended September 30, 2009, noninterest expense was $248.2 million, an increase of $30.0 million, or 13.7%, from the $218.2 million recorded for the nine months ended September 30, 2008. The increased expenses in 2009 relate primarily to costs associated with the 65 Citizens Financial branches acquired during March 2009, as well as an increase in FDIC insurance expense.
Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2009, salaries and benefits were $46.5 million compared to $40.5 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, salaries and benefits were $134.4 million compared to $126.0 million for the nine months ended September 30, 2008. Included in the third quarter of 2009 is approximately $4.7 million of personnel expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group. Included in the first nine months of 2009 is approximately $10.0 million of personnel expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group and $2.0 million for higher medical insurance expense. Partially offsetting these increases was a $2.0 million decrease in performance-based incentive compensation expense during the nine months ended September 30, 2009.
Occupancy expense increased $2.2 million and $5.6 million for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, primarily as a result of increases in rent expense and the amortization of leasehold improvements. Utilities expense and real estate taxes also increased for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. The increase in rent expense is related to the sale leaseback transactions discussed in Note 16 to the consolidated financial statements and the additional 65 branches acquired from Citizens Financial in the first quarter of 2009. The increase in amortization expense is also related to the acquisition of the branches from Citizens Financial.
Professional fees increased $1.5 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase is primarily attributable to legal and other professional fees associated with the acquisition of the Citizens Financial branch network.
FDIC assessment expense was $1.8 million for the three months ended September 30, 2009, compared to $0.3 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, FDIC assessment expense was $10.2 million compared to $0.9 million for the nine months ended September 30, 2008. The increase is primarily due to the increase in the rates banks pay for deposit insurance and the expiration of our one-time assessment credit at the end of 2008. The FDIC implemented a special assessment during the second quarter of 2009 which resulted in approximately $4.0 million of additional expense during the quarter. We continue to monitor the FDIC’s restoration plan and believe it is possible that the FDIC will impose another special assessment later in the year or require us to prepay our 2010, 2011 and 2012 assessments in the current year.

The increase in the expense for amortization of intangibles for both the quarterly and year-to-date comparisons is primarily due to the core deposit intangible associated with the acquisition of the retail branch banking network of Citizens Financial Group and subsequent amortization of this asset.
Other expense for the nine months ended September 30, 2009, totaled $12.7 million, an increase of $2.0 million compared to the nine months ended September 30, 2008. The provision for unfunded commitments increased $1.1 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. Included in the nine months ended September 30, 2009 is approximately $1.1 million of conversion expenses related to the acquisition of the retail branch banking network of Citizens Financial Group.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was a benefit of 640.6% for the three months ended September 30, 2009, compared to expense of 11.8% for the three months ended September 30, 2008. The provision for income taxes, as a percentage of pre-tax income, was a benefit of 69.8% for the nine months ended September 30, 2009, compared to expense of 2.8% for the nine months ended September 30, 2008. The decrease in the effective tax rate for the three months ended September 30, 2009, is the result of tax-exempt income being a higher percentage of pre-tax income in 2009 than in the prior year and the pre-tax income being lower than prior periods. Management intends to gradually reduce the current level of tax-exempt income and sold $258 million of tax-exempt municipal leases during the third quarter of 2009. The average balance of municipal bonds also declined during the quarter. The decrease in the effective tax rate for the nine months ended September 30, 2009, is the result of tax-exempt income being a higher percentage of pre-tax income in 2009 than in the prior year. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At September 30, 2009, our assets were $7.973 billion, a 5.4% increase compared to September 30, 2008 assets of $7.568 billion, and an annualized increase of 1.7% compared to December 31, 2008 assets of $7.874 billion. On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which increased assets by approximately $424.7 million and deposits by $424.5 million. In September 2009, Old National sold $258.0 million of finance leases and raised approximately $196.4 million from a public offering of common stock.
Earning Assets
Our earning assets are comprised of investment securities, loans and loans and leases held for sale, and money market investments. Earning assets were $7.095 billion at September 30, 2009, an increase of 4.5% from September 30, 2008, and an annualized increase of 0.4% since December 31, 2008.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $73.4 million of 15- and 20-year fixed-rate mortgage pass-through securities in our held-to-maturity investment portfolio and during the second quarter of 2009 approximately $230.1 million of U.S. government-sponsored entity and agency securities were added to our held-to-maturity investment portfolio.
At September 30, 2009, the total investment securities portfolio was $2.960 billion compared to $2.070 billion at September 30, 2008, an increase of $890.3 million or 43.0%. Investment securities increased $694.7 million compared to December 31, 2008, an annualized increase of 40.9%. Investment securities represented 41.7% of earning assets at September 30, 2009, compared to 30.5% at September 30, 2008, and 32.0% at December 31, 2008. Funds received in the Citizens Financial branch acquisition, the sale of the finance leases and from the public offering of common stock have been invested primarily in investment securities. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2009, management does not intend to sell any securities with an unrealized loss position.

The investment securities available-for-sale portfolio had net unrealized losses of $7.3 million at September 30, 2009, a decrease of $66.9 million compared to net unrealized losses of $74.2 million at September 30, 2008, and a decrease of $57.3 million compared to net unrealized losses of $64.6 million at December 31, 2008. A $15.3 million charge was recorded during the first nine months of 2009 related to other-than-temporary-impairment on six pooled trust preferred securities and two non-agency mortgage-backed securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crisis affecting the banking system and financial markets.
The investment portfolio had an average duration of 4.41 years at September 30, 2009, compared to 4.76 years at September 30, 2008, and 3.87 years at December 31, 2008. The annualized average yields on investment securities, on a taxable equivalent basis, were 4.98% for the three months ended September 30, 2009, compared to 5.38% for the three months ended September 30, 2008, and 5.62% for the three months ended December 31, 2008. Average yields on investment securities, on a taxable equivalent basis, were 5.20%, 5.25% and 5.34% for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $11.4 million at September 30, 2009, compared to $11.1 million at September 30, 2008, and $17.2 million at December 31, 2008. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market.
We elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated after January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.4 million, $0.6 million and $0.2 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
Finance Leases Held for Sale
At September 30, 2009, Old National had finance leases held for sale of $58.4 million. In the second quarter of 2009, $370.2 million of leases were transferred from the commercial loan category at cost utilizing the lower of cost or fair value method. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Approximately $46.0 million of leases were transferred from held for sale back to the loan portfolio at the lower of cost or market and at September 30, 2009. After scheduled principal payments and prepayments, $58.4 million of finance leases remained available for sale. The leases held for sale at September 30, 2009 have maturities ranging from 1 to 18 years and interest rates ranging from 3.76% to 9.73%. All of the leases held for sale are to municipalities, with various types of equipment securing the leases, and all of the leases are current.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 35.1% of earning assets at September 30, 2009, a decrease from 43.7% at September 30, 2008, and a decrease from 43.2% at December 31, 2008. At September 30, 2009, commercial and commercial real estate loans were $2.488 billion, a decrease of $482.0 million since September 30, 2008, and a decrease of $564.4 million since December 31, 2008. The majority of the decrease relates to the finance leases which were moved to held for sale status or sold in the third quarter of 2009. In addition, weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At September 30, 2009, consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $77.8 million or 6.5% compared to September 30, 2008, and decreased $85.4 million or, annualized, 9.4% since December 31, 2008.

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
At September 30, 2009, residential real estate loans were $421.7 million, a decrease of $86.4 million, or 17.0%, from September 30, 2008.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2009, totaled $202.4 million, an increase of $14.6 million compared to $187.8 million at September 30, 2008, and an increase of $15.6 million compared to $186.8 million at December 31, 2008. We recorded $19.9 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have increased $49.3 million, or 28.3%, since September 30, 2008, primarily as a result of an increase in receivables associated with securities trades that did not settle until early October and the timing of those payments and fluctuations in the fair value of derivative financial instruments.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.829 billion at September 30, 2009, an increase of 1.5% from $6.725 billion at September 30, 2008, and an annualized decrease of 1.5% from $6.907 billion at December 31, 2008. Included in total funding were deposits of $5.694 billion at September 30, 2009, an increase of $348.1 million, or 6.5%, compared to September 30, 2008, and an increase of $272.1 million compared to December 31, 2008. Included in total deposits at September 30, 2009 is $342.5 million from the acquisition of the Indiana retail branch banking network of Citizens Financial Group. In the fourth quarter of 2008, $19.3 million of high cost brokered certificates of deposit were called or matured. During the first nine months of 2009, $81.0 million of high cost brokered certificates of deposit were called and $67.1 million of retail certificates of deposit were called. Noninterest-bearing deposits increased 23.7% or $200.2 million compared to September 30, 2008. Time deposits increased 6.9% or $132.2 million compared to September 30, 2008. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
Effective January 1, 2008, we elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for certain retail certificates of deposit. The carrying value of these retail certificates of deposit was $0, $49.3 million and $48.9 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The carrying values at December 31, 2008 and September 30, 2008 were comprised of contractual balances of $48.5 million and $49.2 million and fair value adjustments of $0.8 million and $(0.3) million, respectively.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2009, wholesale borrowings, including short-term borrowings and other borrowings, decreased $244.3 million, or 17.7%, from September 30, 2008 and decreased $349.8 million, or 31.4%, annualized, from December 31, 2008, respectively. Wholesale funding as a percentage of total funding was 16.6% at September 30, 2009, compared to 20.5% at September 30, 2008, and 21.5% at December 31, 2008. Short-term borrowings have decreased $215.6 million since September 30, 2008 while long-term borrowings have decreased $28.7 million since September 30, 2008. We purchased $25.0 million of low-cost FHLB advances during the fourth quarter of 2008. In addition, $25.0 million of FHLB advances matured in the fourth quarter of 2008 and a revolving credit facility with $55.0 million outstanding was paid off in the fourth quarter of 2008. During the first nine months of 2009, $25.0 million of FHLB advances were prepaid.

Other Liabilities
Other liabilities have increased $71.3 million, or 34.3%, since September 30, 2008, primarily as a result of an increase in payables associated with a securities trade that did not settle until early October and the timing of that payment.
Capital
Shareholders’ equity totaled $865.4 million at September 30, 2009, compared to $635.4 million at September 30, 2008, and $730.9 million at December 31, 2008. The September 30, 2009 balance includes approximately $196.4 million from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009. The December 31, 2008 balance included $100 million of non-voting preferred shares and common stock warrants issued to the Treasury Department as part of the Capital Purchase Program for healthy financial institutions. On March 31, 2009, we accelerated the accretion of the $2.6 million discount and repurchased all of the $100 million of non-voting preferred shares from the Treasury Department.
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
During the fourth quarter of 2007, we declared a cash dividend of $0.23 per share to be paid in the first quarter of 2008, which was included in the fourth quarter 2007 financial results. We paid cash dividends of $0.07 and $0.37 per share for the three and nine months ended September 30, 2009, which reduced equity by $24.4 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We declared cash dividends of $0.23 and $0.46 for the three and nine months ended September 30, 2008, which reduced equity by $30.5 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.4 million during the nine months ended September 30, 2009, and $0.4 million during the nine months ended September 30, 2008. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $37.3 million during the nine months ended September 30, 2009, and decreased equity by $40.6 million during the nine months ended September 30, 2008. Shares issued for stock options, restricted stock and stock compensation plans increased shareholders’ equity by $3.8 million during the nine months ended September 30, 2009, compared to $2.9 million during the nine months ended September 30, 2008.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2009, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios have increased primarily due to the public offering of common stock that raised approximately $196.4 million during the third quarter of 2009.

As of September 30, 2009, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2009	2008	2008
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	10.03%	8.29%	9.50%
Tier 1 capital to risk-adjusted total assets	4.00	14.11	11.36	12.73
Total capital to risk-adjusted total assets	8.00	16.47	14.28	15.06
Shareholders’ equity to assets	N/A	10.85	8.39	9.28
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At September 30, 2009, we had non-agency collateralized mortgage obligations of $183.5 million or approximately 7.0% of the available-for-sale securities portfolio. The net unrealized loss on these securities at September 30, 2009, was approximately $47.3 million.
We expect conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Two of these securities were downgraded during the quarter and as of September 30, 2009 ten of these securities were rated below investment grade. During the third quarter of 2009, we recorded $0.5 million of other-than-temporary-impairment on these securities.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and performance of underlying collateral. At September 30, 2009, we had pooled trust preferred securities with a fair value of approximately $16.0 million, or 0.6% of the available-for-sale securities portfolio. During the first six months of 2009, $10.3 million of other-than-temporary-impairment was recorded for six of these securities. Due to additional deferrals and defaults during the third quarter, an additional $4.5 million of other-than-temporary-impairment was recorded. For the first nine months of 2009, $14.8 million has been recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at September 30, 2009, the unrealized loss on our pooled trust preferred securities was approximately $18.0 million.
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
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $389.1 million at September 30, 2009.

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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2009, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.
Summary of under-performing, criticized and classified assets:

	September 30,		December 31,
(dollars in thousands)	2009	2008	2008
Nonaccrual loans
Commercial and commercial real estate	$56,882	$56,266	$52,394
Residential real estate	8,385	6,207	5,474
Consumer	8,434	5,973	6,173

Total nonaccrual loans	73,701	68,446	64,041
Renegotiated loans	—	—	—
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	1,188	1,074	991
Residential real estate	—	—	—
Consumer	1,509	853	1,917

Total past due loans	2,697	1,927	2,908
Foreclosed properties	4,213	3,178	2,934

Total under-performing assets	$80,611	$73,551	$69,883

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$174,687	$173,833	$180,118
Other classified assets (3)	174,582	—	34,543
Criticized loans	94,607	114,321	124,855

Total criticized and classified assets	$443,876	$288,154	$339,516

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.80%	1.46%	1.34%
Under-performing assets/total loans and foreclosed properties (1)	1.96	1.57	1.46
Under-performing assets/total assets	1.01	0.97	0.89
Allowance for loan losses/under-performing assets	86.28	86.29	96.00

(1)	Loans include residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 8 pooled trust preferred securities, 10 non-agency mortgage-backed securities and 1 corporate security at September 30, 2009.
Loan charge-offs, net of recoveries, totaled $12.7 million for the three months ended September 30, 2009, an increase of $7.2 million from the three months ended September 30, 2008. Net charge-offs for the nine months ended September 30, 2009 totaled $39.0 million compared to $27.4 million for the nine months ended September 30, 2008. Included in the nine months ended September 30, 2009 is $0.6 million of charge-offs associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second quarter. Annualized, net charge-offs to average loans were 1.17% and 1.14% for the three and nine months ended September 30, 2009, as compared to 0.46% and 0.78% for the three and nine months ended September 30, 2008.
Under-performing assets totaled $80.6 million at September 30, 2009, an increase of $7.0 million compared to $73.6 million at September 30, 2008, and an increase of $10.7 million compared to $69.9 million at December 31, 2008. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2009, were 1.96%, an increase from the September 30, 2008 ratio of 1.57% and an increase from the December 31, 2008 ratio of 1.46%. Nonaccrual loans were $73.7 million at September 30, 2009, compared to $68.4 million at September 30, 2008, and $64.0 million at December 31, 2008.

From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At September 30, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million. There were no loans modified in troubled debt restructurings at December 31, 2008. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $443.9 million at September 30, 2009, an increase of $155.7 million from September 30, 2008, and an increase of $104.4 million from December 31, 2008. Other classified assets include $174.6 million and $34.5 million of investment securities that fell below investment grade rating at September 30, 2009 and December 31, 2008, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2009, the allowance for loan losses was $69.6 million, an increase of $6.1 million compared to $63.5 million at September 30, 2008, and an increase of $2.5 million compared to $67.1 million at December 31, 2008. An increase in specific loan allocations of approximately $0.4 million related to credit deterioration in the commercial loan portfolio combined with an increase of approximately $2.1 million in general allocation related to credit deterioration in the commercial portfolio were the primary reasons for the increase in the allowance from December 31, 2008 to September 30, 2009. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.72% at September 30, 2009, compared to 1.36% at September 30, 2008, and 1.41% at December 31, 2008. The provision for loan losses for the three months ended September 30, 2009, amounted to $12.2 million compared to $6.8 million for the three months ended September 30, 2008. The provision for the nine months ended September 30, 2009, amounted to $41.5 million compared to $34.4 million for the nine months ended September 30, 2008. The increase in the provision year over year is primarily attributable to an increase in net charge-offs combined with an increase in nonaccrual loans.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $4.7 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.5 million at December 31, 2008.
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
Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to September 30, 2009 and 2008 results are as follows:
Net Interest Income — 12 Month Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

9/30/2009	N/A	N/A	N/A	2.78%	3.79%	4.04%
9/30/2008	N/A	-6.51%	-0.82%	0.19%	0.21%	0.00%
Net Interest Income — 24 Month Cumulative Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

9/30/2009	N/A	N/A	N/A	5.16%	6.43%	6.67%
9/30/2008	N/A	-10.21%	-2.32%	0.65%	0.88%	0.68%
Economic Value of Equity Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

9/30/2009	N/A	N/A	N/A	-1.58%	-6.60%	-10.71%
9/30/2008	N/A	-14.96%	-2.18%	-2.94%	-6.67%	-10.67%

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
At September 30, 2009, modeling indicated Old National’s Net Interest Income at Risk values were positive for Up 100, Up 200 and Up 300 scenarios for both the 12-month and 24-month Net Interest Income at Risk.
At September 30, 2009, modeling indicated that Old National was with in the green zone policy limit for the Up 100, Up 200, and Up 300 Economic Value of Equity Scenarios, which is considered normal and acceptable for Economic Value of Equity scenarios.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on current swap spreads and a 12-month forward curve. As of September 30, 2009, Old National’s 12 month cumulative Net Interest Income at Risk for the scenario was -0.82%. In addition, Old National models a ramp scenario where rates are increased 25 basis points each quarter over a 12 month timeframe. As of September 30, 2009, Old National’s 12 month cumulative Net Interest Income at Risk for this scenario was 0.46%.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $2.0 million at September 30, 2009, compared to an estimated fair value loss of $0.6 million at December 31, 2008. In addition, the notional amount of derivatives increased by $218.5 million from 2008. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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

The senior debt ratings of Old National Bancorp (the “Parent Company”) and Old National Bank (the “Bank Subsidiary”) at September 30, 2009, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of September 30, 2009, the Bank Subsidiary had the capacity to borrow $898.9 million from the Federal Reserve Bank’s discount window. The Bank Subsidiary is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. The Bank Subsidiary maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At September 30, 2009, the Parent Company’s other borrowings outstanding remained unchanged at $157.2 million compared with December 31, 2008. There is $50.0 million Parent Company debt scheduled to mature within the next 12 months. During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of September 30, 2009. As of September 30, 2009, Old National raised approximately $196.4 million from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
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
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, the Bank Subsidiary had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. The Parent Company used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007. As a result of this special dividend, the Bank Subsidiary requires approval of regulatory authority for the payment of dividends to the Parent Company. Such approval was obtained for the payment of dividends at September 30, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.040 billion and standby letters of credit of $104.5 million at September 30, 2009. At September 30, 2009, approximately $990 million of the loan commitments had fixed rates and $50 million had floating rates, with the fixed rates ranging from 0% to 18%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.4 million at September 30, 2009.

CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at September 30, 2009:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,656,434	$—	$—	$—	$3,656,434
IRAs, consumer and brokered certificates of deposit	298,066	1,270,566	375,532	93,757	2,037,921
Short-term borrowings	326,076	—	—	—	326,076
Other borrowings	10	374,089	256,858	177,654	808,611
Operating leases	8,317	62,071	58,649	319,702	448,739

(A)	For the remaining three months of fiscal 2009.
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 14 to the consolidated financial statements.
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
Goodwill and Intangibles
•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350 (SFAS No. 142 Goodwill and Other Intangible Assets), goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

•	Judgments and Uncertainties. The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.
•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of the Company as a whole and the individual lines of business in which the goodwill or intangibles reside.
Allowance for Loan Losses
•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.
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
Management’s analysis of probable losses in the portfolio at September 30, 2009, resulted in a range for allowance for loan losses of $7.4 million with the potential effect to net income ranging from a decrease of $0.9 million to an increase of $3.9 million. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.
•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.
•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. On January 1, 2007, we adopted FASB ASC 740-10 (FIN 48) to account for uncertain tax positions. FASB ASC 740-10 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.
•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.
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
Quarterly, securities are evaluated for other-than-temporary-impairment in accordance with FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), and FASB ASC 325-10 (Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets) and FASB ASC 320-10 (FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary-impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.
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
Credit quality issues may broaden in these sectors depending on the severity and duration of the declining economy and current credit cycle.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
07/01/09 – 07/31/09	204	$9.87	204	—
08/01/09 – 08/31/09	—	—	—	—
09/01/09 – 09/30/09	—	—	—	—

Quarter-to-date 09/30/09	204	$9.87	204	—

The Company’s stock repurchase program ended on December 31, 2008. Shares repurchased in the third quarter of 2009 relate to our employee compensation plans.
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

10.15
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

10.18
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

10.21
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

10.24
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

10.30
Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.31
Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.32
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

10.35
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

10.37	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.38
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.39
Form of Senior Executive Officer Letter Agreement (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.40	Form of Waiver (incorporated by reference to Exhibit 10.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.41
Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.42
Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

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

10.46
Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.47
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

10.49
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.50
Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.51
Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

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

Date: October 30, 2009

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