Form 10-K
period 2009-12-31
OLD NATIONAL BANCORP /IN/
filed 2010-02-26
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2009, was $623,161,091 (based on the closing price on that date of $9.82). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2009, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the Registrant’s common stock, as of January 29, 2010, was 87,181,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2009 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2009 ANNUAL REPORT ON FORM 10-K
FORWARD-LOOKING STATEMENTS
In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National,” or the “Company”). Forward-looking statements are identified by the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe”, “anticipate” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends.
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

PART I
ITEM 1. BUSINESS
GENERAL
Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through our non-bank affiliates, we provide services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2009, we employed 2,812 full-time equivalent associates.
COMPANY PROFILE
Old National Bank, our wholly owned banking subsidiary, (“Old National Bank”) was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. We provide financial services primarily in Indiana, eastern and southeastern Illinois, and central and western Kentucky.
OPERATING SEGMENTS
We operate in two segments: community banking and treasury. Substantially all of our revenues are derived from customers located in, and substantially all of our assets are located in, the United States. A description of each segment follows.
Community Banking Segment
The community banking segment operates through Old National Bank, and has traditionally been the most significant contributor to our revenue and earnings. The primary goal of the community banking segment is to provide products and services that address clients’ needs and help clients reach their financial goals by offering a broad array of quality services. Our financial centers focus on convenience factors such as location, space for private consultations and quick client access to routine transactions.
As of December 31, 2009, Old National Bank operated 172 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.
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
MARKET AREA
We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana and Kentucky with continued expansion in the attractive Louisville, Indianapolis and Lafayette markets. In February 2007, we expanded into Northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky.
Old National Deposit Market Share and Number of Branch Locations
Deposits as of June 30, 2009

	Number of	Deposit Market
Market Location	Branches	Share Rank
Central City, Kentucky	4	1st
Danville, Illinois	3	1st
Harrisburg, Illinois	1	1st
Evansville, Indiana	20	2nd
Terre Haute, Indiana	6	2nd
Jasper, Indiana	6	2nd
Carbondale, Illinois	4	2nd
Vincennes, Indiana	4	2nd
Washington, Indiana	3	2nd
Muncie, Indiana	6	3rd
Madisonville, Kentucky	2	3rd
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
As with previous acquisitions, the consideration paid by us will be in the form of cash, debt or Old National stock. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.
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
On October 26, 2001, the USA Patriot Act of 2001 was signed into law. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and the statute and regulations promulgated under it impose a number of significant obligations on entities subject to its provisions, including: (a) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (b) standards for verifying customer identification at account opening; (c) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (d) reports by non-financial trades and businesses filed with the U.S. Treasury Department’s (the “Treasury Department” or the “Treasury”) Financial Crimes Enforcement Network for transactions exceeding $10,000; and (e) filing of suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, met all risk-based capital requirements of the FDIC and OCC as of December 31, 2009. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2009, see Note 20 to the consolidated financial statements.
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
In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $350 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding Old National’s participation in TARP, refer to the “Financial Condition — Capital” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2013 and is covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TAGP has been extended through June 30, 2010. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Old National Bank elected to participate in the TAGP and both Old National Bank and Old National are eligible to participate in DGP.
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including Old National, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. Old National has been a TARP recipient, but has exercised its right to repay Treasury and is no longer subject to the compensation and corporate expenditure limits imposed by ARRA on TARP recipients. For details regarding Old National’s participation in TARP, refer to the “Financial Condition — Capital” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
In addition to the matters discussed above, Old National Bank is subject to additional regulation of its activities, including a variety of consumer protection regulations affecting its lending, deposit and collection activities and regulations affecting secondary mortgage market activities. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve.
Additional legislative and administrative actions affecting the banking industry may be considered by Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general or Old National and Old National Bank in particular would be affected.
AVAILABLE INFORMATION
All reports filed electronically by Old National with the Securities and Exchange Commission (“SEC”), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed (if applicable), are accessible at no cost on Old National’s web site at www.oldnational.com. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
The capital and credit markets continue to experience volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength.
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
Old National Bank originates commercial real estate loans, commercial loans, agricultural real estate loans, agricultural loans, consumer loans, and residential real estate loans primarily within Old National’s market areas.

Commercial real estate, commercial, consumer, and agricultural loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:
•	Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
•	Commercial Loans. Repayment is dependent upon the successful operation of the borrower’s business.
•	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.
•	Agricultural Loans. Repayment is dependent upon the successful operation of the business, which is greatly dependent on many things outside the control of either Old National Bank or the borrowers. These factors include weather, commodity prices, and interest rates.
Credit quality issues may continue to broaden in these sectors during 2010 depending on the severity and duration of the declining economy and current credit cycle.
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
Economic conditions have affected and could continue to adversely affect our revenues and profits.
In response to economic and market conditions, from time to time we have undertaken initiatives to reduce our cost structure where appropriate. These initiatives, as well as any future workforce and facilities reductions, may not be sufficient to meet current and future changes in economic and market conditions and allow us to achieve profitability. In addition, costs actually incurred in connection with our restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings. Unless and until the economy, loan demand, credit quality and consumer confidence improve, it is unlikely that revenues will increase significantly, and may be reduced further.
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
Old National relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange. Despite the safeguards instituted by Old National, such systems are susceptible to a breach of security. In addition, Old National relies on the services of a variety of third-party vendors to meet Old National’s data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Old National’s information systems or our vendors information systems could damage our reputation, result in a loss of customer business, and expose us to civil litigation and possible financial loss. Such costs and/or losses could materially affect Old National’s earnings.

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
Markets are currently volatile
The capital and credit markets continue to experience volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. The current market volatility could contribute to a further decline in the market value of certain security investments and other assets of Old National and if current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on results of operations, capital or financial position.
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
In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business — Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing institutions, could have a material impact on Old National and its operations.
Our Internal Operations are Subject to a Number of Risks.
Old National’s internal operations are subject to certain risks, including but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.
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
Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of the Bank, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.
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
Certain provisions of Old National’s charter documents and federal regulations could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Old National. In addition, Old National must obtain approval from regulatory authorities before acquiring control of any other company. On February 2, 2010 Old National’s Board of Directors elected not to extend the Old National Rights Agreement, which expires on March 1, 2010.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, during 2007, 2008 and 2009, eighty-six financial centers were sold in a series of sale leaseback transactions to unaffiliated third parties. These properties are leased back from the landlord with lease terms ranging from ten to twenty-four years. See Note 18 to the consolidated financial statements.
As of December 31, 2009, Old National and its affiliates operated a total of 172 banking centers, loan production or other financial services offices, primarily in the states of Indiana, Illinois and Kentucky. Of these facilities, 4 were owned and 168 were leased from unaffiliated third parties.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, Old National and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permits Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010. The briefing schedule on the motion is now complete and it is now ripe for the judge to rule. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of Old National during the fourth quarter of 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NYSE, share volume and dividend data for 2009 and 2008:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2009
First Quarter	$18.11	$8.97	52,994,300	$0.23
Second Quarter	15.15	9.82	41,854,300	0.07
Third Quarter	12.66	9.08	46,979,700	0.07
Fourth Quarter	12.58	9.85	57,355,000	0.07
2008
First Quarter	$19.26	$13.26	60,502,700	$—
Second Quarter	19.13	14.26	50,756,900	0.23
Third Quarter	25.00	12.71	74,613,700	0.23
Fourth Quarter	20.80	14.14	46,792,400	0.23
There were 26,204 shareholders of record as of December 31, 2009. Old National declared cash dividends of $0.44 per share during the year ended December 31, 2009. Old National declared cash dividends of $0.69 per share for 2008 and a cash dividend of $0.23 for the first quarter of 2008 during the year ended December 31, 2007. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank.

Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 20 to the consolidated financial statements for additional information.
The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2009:

Total Number
of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

10/01/09 - 10/31/09	—	$—	—	—
11/01/09 - 11/30/09	—	—	—	—
12/01/09 - 12/31/09	93	12.12	93	—

Total	93	$12.12	93	—

During 2009, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market. There were no Board approved repurchase plans or programs for the repurchase of stock as of December 31, 2009, except for those associated with employee share-based incentive programs.
EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2009.
2008 EQUITY COMPENSATION PLAN

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plan
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,530,936	$20.37	1,346,982

Equity compensation plans not approved by security holders	—	—	—

Total	6,530,936	$20.37	1,346,982

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.
The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2004, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

							Five-Year
							Growth
(dollars in thousands, except per share data)	2009	2008	2007	2006	2005	2004	Rate
Results of Operations
Net interest income (1)	$252,230	$262,651	$236,351	$232,243	$240,670	$255,652	(0.3)%
Fee and service charge income	153,984	154,231	151,734	147,902	149,540	149,162	0.6
Net securities gains (losses)	27,251	7,562	(3,023)	1,471	901	2,936	56.1
Impairment on securities	(24,795)	—	—	—	—	—	N/M
Gain on branch divestitures	—	—	—	3,036	14,597	—	N/M
Gain on sale leasebacks	6,301	6,320	6,261	—	—	—	N/M
Gain (loss) on derivatives	719	(1,144)	166	1,511	(3,436)	10,790	(41.8)

Total revenue (1)	415,690	429,620	391,489	386,163	402,272	418,540	(0.1)

Provision for loan losses	63,280	51,464	4,118	7,000	23,100	22,400	23.1
Salaries & other operating expenses	338,956	297,229	277,998	264,690	263,811	309,403	1.8
Income taxes (benefit) (1)	(283)	18,449	34,483	35,100	36,772	26,424	N/M

Income from continuing operations	13,737	62,478	74,890	79,373	78,589	60,313	(25.6)
Discontinued operations (after-tax)	—	—	—	—	(14,825)	2,751	N/M

Net income	13,737	62,478	74,890	79,373	63,764	63,064	(26.3)
Preferred stock dividends and discount accretion	3,892	298	—	—	—	—	N/M

Net income available to common shareholders	$9,845	$62,180	$74,890	$79,373	$63,764	$63,064	(31.0)%

Per Common Share Data (2)
Income from continuing operations (diluted)	$0.14	$0.95	$1.14	$1.20	$1.15	$0.86	(30.4)%
Net income (diluted)	0.14	0.95	1.14	1.20	0.93	0.90	(31.1)
Cash dividends (5)	0.44	0.69	1.11	0.84	0.76	0.72	(9.4)
Book value at year-end	9.68	9.56	9.86	9.66	9.61	10.16	(1.0)
Stock price at year-end	12.43	18.16	14.96	18.92	21.64	24.63	(12.8)
Balance Sheet Data (at December 31)
Total assets	$8,005,335	$7,873,890	$7,846,126	$8,149,515	$8,492,022	$8,898,304	(2.1)%
Loans (3)	3,908,276	4,777,514	4,699,356	4,716,637	4,937,631	4,987,326	(4.8)
Deposits	5,903,488	5,422,287	5,663,383	6,321,494	6,465,636	6,418,709	(1.7)
Other borrowings	699,059	834,867	656,722	747,545	954,925	1,306,953	(11.8)
Shareholders’ equity	843,826	730,865	652,881	642,369	649,898	704,092	3.7
Performance Ratios
Return on average assets	0.17%	0.82%	0.94%	0.97%	0.74%	0.69%
Return on average common shareholders’ equity	1.41	9.49	11.67	12.43	9.31	8.83
Common dividend payout (4) (5)	308.59	73.51	97.38	70.02	81.06	79.72
Average equity to average assets	9.06	8.67	8.04	7.81	7.94	7.83
Net interest margin (1)	3.52	3.82	3.28	3.15	3.09	3.08
Efficiency ratio (noninterest expense/revenue) (1)	81.54	69.18	71.01	68.54	65.58	73.92
Net charge-offs to average loans (3)	1.37	0.87	0.44	0.37	0.60	0.61
Allowance for loan losses to ending loans (6)	1.81	1.41	1.20	1.44	1.61	1.73
Other Data
Number of full-time equivalent employees	2,812	2,507	2,494
Number of shareholders	26,204	25,372	30,086
Number of shares traded (in thousands)	199,183	232,666	99,851

(1)	Includes the effect of taxable equivalent adjustments of $20.8 million for 2009, $19.3 million for 2008, $ 17.2 million for 2007, $19.5 million for 2006, $21.5 million for 2005, and $23.9 million for 2004, using the federal statutory tax rate in effect of 35% for all periods.

(2)	All share and per share data have been adjusted for stock dividends. Diluted data assumes the exercise of stock options and the vesting of restricted stock.

(3)	Includes residential loans and finance leases held for sale.

(4)	Common stock dividends divided by income available to common stockholders.

(5)	2007 includes cash dividends of $.88 paid in 2007 and cash dividends of $.23 declared for the first quarter of 2008.

(6)	Excludes residential loans and finance leases held for sale.

N/M = Not meaningful

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2009, 2008 and 2007, and financial condition as of December 31, 2009 and 2008. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
In June 2009, the FASB issued Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in this Form 10-K are provided under the new FASB ASC structure with the prior terminology included parenthetically.
GENERAL OVERVIEW
Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive offices in Evansville, Indiana. Old National, through Old National Bank, provides a wide range of services, including commercial and consumer loan and depository services, lease financing and other traditional banking services. Old National also provides services to supplement the traditional banking business including fiduciary and wealth management services, investment and brokerage services, investment consulting, insurance and other financial services.
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
CORPORATE DEVELOPMENTS IN FISCAL 2009
Old National continues to be affected by a challenging credit environment and the continued economic slowdown. Net income for 2009 was $13.7 million, a decrease of $48.7 million from 2008. Diluted earnings per share available to common shareholders were $0.14 per share, a decrease of $0.81 per share from 2008.
Our lower net income in 2009 was primarily due to the following:
•	The provision for credit losses increased by $11.8 million compared to 2008 as the economic slowdown continued to challenge our clients;

•	Certain securities in our investment portfolio experienced other-than-temporary impairment of $24.8 million during 2009 as a result of credit deterioration of the underlying collateral;

•	Our Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased by $10.9 million from 2008 due to the FDIC’s adoption of the restoration plan and special assessment of FDIC insurance expense;

•	Our company owned life insurance policies yielded $6.8 million less than in 2008 as a result of restructuring to preserve cash surrender value; and

•	Net interest income decreased by $11.9 million and our net interest margin decreased by 30 basis points from the end of 2008, reflecting the effects of a decreasing interest rate environment and lower loan balances.
Other significant actions taken during 2009 include:
•	Old National completed the acquisition of Citizens Financial’s Indiana franchise in the first quarter of 2009. This acquisition added 65 locations to our footprint and positions Old National as the third largest branch network in the state of Indiana.

•	On March 31, 2009, Old National repurchased all of the $100 million in preferred, non-voting stock that was sold to the U.S. Department of Treasury as part of the CPP. In May, 2009, Old National repurchased the Warrants for up to 813,008 shares of the Company’s common stock issued by the Company to the Treasury on December 12, 2008 for $1.2 million. This repurchase was the final phase required of Old National to end its participation in the CPP.

•	During the third quarter, we significantly strengthened our capital position with a successful stock offering. Proceeds from the issuance of 20.7 million shares, net of issuance costs, were $195.7 million.

•	During the fourth quarter, we reduced long-term debt, a more expensive source of funding, by $105 million. Also, in response to economic and market conditions, Old National’s board approved a plan to reduce our cost structure. This initiative includes a workforce reduction and rationalization of our financial center network.
Our balance sheet is well positioned given the current economic environment. We continue to maintain strong liquidity and have substantial resources for sound lending and investment opportunities.
Credit metrics remain well controlled relative to the industry. At December 31, 2009, our reserve for loan losses was $69.5 million, compared to $67.1 million at December 31, 2008. The allowance for loan losses equaled 104% of nonperforming loans at December 31, 2009 compared to 105% at December 31, 2008. Net charge-offs were 1.37% of average loans in 2009 compared to 0.87% in 2008.
BUSINESS OUTLOOK
We believe 2010 will be just as difficult, if not more difficult, for the banking sector as was 2009. Loan demand remains soft in our markets as clients wait to see if the economic recovery is real. While we think our credit quality is well controlled, we expect provision to remain elevated relative to historical levels. In addition, we anticipate increasing regulatory and political changes throughout 2010.
While there are many near-term challenges, we believe Old National is well-positioned for longer-term opportunities. Management’s focus on the expense base should help the Company emerge from this extended negative credit cycle as a more efficient and profitable core banking franchise. In addition, we continue to look for accretive acquisitions in existing or adjacent markets, and our strong capital position will allow us to add to the value of the Company when the opportunity is right.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the years ended December 31, 2009, 2008, and 2007:

(dollars in thousands)	2009	2008	2007
Income Statement Summary:
Net interest income	$231,399	$243,325	$219,191
Provision for loan losses	63,280	51,464	4,118
Noninterest income	163,460	166,969	155,138
Noninterest expense	338,956	297,229	277,998
Other Data:
Return on average common equity	1.41%	9.49%	11.67%
Efficiency ratio	81.54%	69.18%	71.01%
Tier 1 leverage ratio	9.51%	9.50%	7.72%
Net charge-offs to average loans	1.37%	0.87%	0.44%
Comparison of Fiscal Years 2009 and 2008
Net Interest Income
Net interest income was the most significant component of our earnings, comprising over 60% of 2009 revenues. Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income included taxable equivalent adjustments of $20.8 million for 2009 and $19.3 million for 2008.
Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. In the current market, wholesale funding sources cost less than certain client deposits; however, ordinarily funding from client deposits costs less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.
Taxable equivalent net interest income was $252.2 million in 2009, a 4.0% decrease from the $262.7 million reported in 2008. The net interest margin was 3.52% for 2009, a 30 basis point decrease compared to the 3.82% reported in 2008. The decrease in both net interest income and net interest margin is primarily due to the decrease in earning asset yield being greater than the decrease in the cost of funding, combined with a change in the mix of interest earning assets and interest-bearing liabilities. Although the cost of interest bearing liabilities declined by 70 basis points, the decrease was more than offset by the 95 basis decrease in the yield on average assets. The yield on average earning assets decreased from 5.99% to 5.04% while the cost of interest-bearing liabilities decreased from 2.52% to 1.82%. Average earning assets increased by $290.3 million, or 4.2%. Average interest-bearing liabilities increased $101.4 million, or 1.7%. The increase in average earning assets consisted of a $550.1 million increase in lower yielding investment securities, a $276.3 million decrease in loans and a $16.5 million increase in federal funds sold and money market investments. The increase in average interest-bearing liabilities consisted of a $189.2 million increase in interest-bearing deposits, an $89.8 million decrease in short-term borrowings and a $2.0 million increase in other borrowings. Noninterest-bearing deposits increased by $183.4 million.
Fluctuation in interest rates has a notable effect on the volume, mix and yield of average earning assets. The target federal funds rate, the rate that dictates national prime rate and determines many other short-term loan and liability rates, started to decline in September 2007 and was 4.25% at December 31, 2007. The decline continued during 2008 as the economy deteriorated and reached an effective rate of 0% at December 31, 2008 and throughout 2009.

Significantly affecting average earning assets during 2009 was the increase in the size of the investment portfolio combined with the reduction in the size of the loan portfolio. During 2009, approximately $2.373 billion of investment securities were purchased and $1.396 billion of investment securities were called by the issuers or sold. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold. In addition, commercial and commercial real estate loans continue to be affected by weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. The $94.8 million decline in average commercial loans during 2009 was combined with a $87.8 million decrease in average commercial real estate loans. We sold $2.6 million of commercial and commercial real estate loans during 2009. In 2008, we sold $2.2 million of commercial loans. Year-over-year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.
Included in deposits at December 31, 2009 are $84.4 million of noninterest-bearing deposits and $123.3 million of time deposits from the Citizens Financial branch acquisition. During 2009, $81.0 million of high cost brokered certificates of deposit were called and $70.0 million of retail certificates of deposit were called. In the fourth quarter of 2009, we prepaid $105.0 million of FHLB advances. During 2009, a total of $130.0 million of FHLB advances were prepaid. During 2008, $137.6 million of high cost brokered certificates of deposit were called or matured and $100.5 million of retail certificates of deposit were called. A $50 million bank note matured in the first quarter of 2008 and $100 million of medium-term notes matured in the second quarter of 2008. In addition, $51 million of FHLB advances matured in the last half of 2008 and a revolving credit facility with $55 million outstanding was paid off in the fourth quarter of 2008. Year over year, brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding. Funding from client deposits generally cost less than wholesale funding, but not in the current market.
The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2009			2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
(tax equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Money market investments and federal funds sold	$38,497	$133	0.34%	$21,955	$746	3.40%	$117,202	$6,266	5.35%
Investment securities: (6)
U.S. Treasury & Government-sponsored agencies (1)	1,979,557	89,109	4.50	1,569,779	78,185	4.98	1,749,656	84,383	4.82
States and political subdivisions (3)	506,709	34,072	6.72	329,386	22,745	6.91	263,698	18,656	7.07
Other securities	214,414	10,570	4.93	251,444	13,927	5.54	268,564	14,091	5.25

Total investment securities	2,700,680	133,751	4.95	2,150,609	114,857	5.34	2,281,918	117,130	5.13

Loans: (2)
Commercial (3) (4)	1,684,693	75,629	4.49	1,779,445	104,617	5.88	1,679,626	125,512	7.47
Commercial real estate	1,117,285	51,652	4.62	1,205,087	74,960	6.22	1,374,703	103,939	7.56
Residential real estate (5)	469,446	26,422	5.63	528,049	30,989	5.87	556,038	32,568	5.86
Consumer, net of unearned income	1,155,420	73,921	6.40	1,190,565	85,679	7.20	1,204,503	93,113	7.73

Total loans (4) (5)	4,426,844	227,624	5.14	4,703,146	296,245	6.30	4,814,870	355,132	7.38

Total earning assets	7,166,021	$361,508	5.04%	6,875,710	$411,848	5.99%	7,213,990	$478,528	6.63%

Less: Allowance for loan losses	(70,098)			(61,981)			(68,179)
Non-Earning Assets
Cash and due from banks (7)	168,901			155,868			172,963
Other assets	724,969			648,225			666,211

Total assets	$7,989,793			$7,617,822			$7,984,985

Interest-Bearing Liabilities
NOW deposits	$1,250,745	$473	0.04%	$1,249,482	$6,355	0.51%	$1,490,413	$31,621	2.12%
Savings deposits	937,642	3,585	0.38	886,351	12,919	1.46	622,398	15,141	2.43
Money market deposits	436,507	441	0.10	487,514	5,456	1.12	758,558	23,623	3.11
Time deposits	2,054,740	63,129	3.07	1,867,103	70,723	3.79	2,426,346	112,728	4.65

Total interest-bearing deposits	4,679,634	67,628	1.45	4,490,450	95,453	2.13	5,297,715	183,113	3.46
Short-term borrowings	527,147	1,410	0.27	616,935	10,902	1.77	461,780	18,193	3.94
Other borrowings	812,062	40,240	4.96	810,052	42,842	5.29	615,878	40,871	6.64

Total interest-bearing liabilities	6,018,843	$109,278	1.82%	5,917,437	$149,197	2.52%	6,375,373	$242,177	3.80%

Noninterest-Bearing Liabilities
Demand deposits	1,018,405			834,981			828,461
Other liabilities	228,646			205,235			139,303
Shareholders’ equity	723,899			660,169			641,848

Total liabilities and shareholders’ equity	$7,989,793			$7,617,822			$7,984,985

Interest Margin Recap
Interest income/average earning assets		$361,508	5.04%		$411,848	5.99%		$478,528	6.63%
Interest expense/average earning assets		109,278	1.52		149,197	2.17		242,177	3.35

Net interest income and margin		$252,230	3.52%		$262,651	3.82%		$236,351	3.28%

(1)	Includes U.S. Government-sponsored entities and agency mortgage-backed securities.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $9.7 million and $11.1 million, respectively, in 2009; $7.7 million and $11.6 million, respectively, in 2008; and $6.3 million and $10.8 million, respectively, in 2007; using the federal statutory tax rate in effect of 35% for all periods.

(4)	Includes finance leases held for sale.

(5)	Includes residential loans held for sale.

(6)	Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(7)	The 2009 average balance includes $41.5 million of required and excess balances held at the Federal Reserve. The Federal Reserve paid 0.25% on these funds which was recorded in noninterest income.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.
NET INTEREST INCOME — RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	2009 vs. 2008			2008 vs. 2007
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Federal funds sold and money market investments	$(613)	$310	$(923)	$(5,520)	$(4,163)	$(1,357)
Investment securities (1)	18,894	28,310	(9,416)	(2,273)	(6,876)	4,603
Loans (1)	(68,621)	(15,806)	(52,815)	(58,887)	(7,639)	(51,248)

Total interest income	(50,340)	12,814	(63,154)	(66,680)	(18,678)	(48,002)

Interest Expense
NOW deposits	(5,882)	4	(5,886)	(25,266)	(3,169)	(22,097)
Savings deposits	(9,334)	472	(9,806)	(2,222)	5,135	(7,357)
Money market deposits	(5,015)	(311)	(4,704)	(18,167)	(5,737)	(12,430)
Time deposits	(7,594)	6,436	(14,030)	(42,005)	(23,583)	(18,422)
Short-term borrowings	(9,492)	(914)	(8,578)	(7,291)	4,427	(11,718)
Other borrowings	(2,602)	103	(2,705)	1,971	11,578	(9,607)

Total interest expense	(39,919)	5,790	(45,709)	(92,980)	(11,349)	(81,631)

Net interest income	$(10,421)	$7,024	$(17,445)	$26,300	$(7,329)	$33,629

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $9.7 million and $11.1 million, respectively, in 2009; $7.7 million and $11.6 million, respectively, in 2008; and $6.3 million and $10.8 million, respectively, in 2007; using the federal statutory rate in effect of 35% for all periods.
Provision for Loan Losses
The provision for loan losses was $63.3 million in 2009, an $11.8 million increase from the $51.5 million recorded in 2008. The higher provision in 2009 is primarily attributable to the increase in net charge-offs. During the fourth quarter of 2009 we recorded a charge-off of $12.0 million for one non-real estate commercial loan. Included in 2009 net charge-offs is a $3.1 million insurance recovery associated with the misconduct of a former loan officer in the Indianapolis market. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained relatively constant as a percentage of total revenue at 39.3% in 2009 compared to 38.9% in 2008.
Noninterest income for 2009 was $163.5 million, a decrease of $3.5 million, or 2.1% compared to $167.0 million reported for 2008. Net securities gains were $2.5 million during 2009 compared to $7.6 million for 2008. Included in 2009 is $24.8 million for other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. The 2008 net securities gains were primarily the result of securities which were called by the issuers. Also affecting noninterest income in 2009 is a $10.0 million increase in service charges on deposit accounts, a $3.3 million increase in ATM and debit card fees and a $1.9 million increase in gains on derivatives. Partially offsetting these increases were a $6.8 million decrease in revenue from company-owned life insurance, a $1.4 million decrease in wealth management fees and a $4.1 million decrease in other income.
Wealth management fees were $16.0 million during 2009 compared to $17.4 million during 2008. Trust fee income has declined in connection with the lower market values of managed assets.

Service charges and overdraft fees on deposit accounts increased by $10.0 million to $55.2 million in 2009 as compared to $45.2 million in 2008. The increase in revenue is primarily attributable to the acquisition of the retail branch banking network of Citizens Financial Group in March 2009. Service charges and overdraft fees might be adversely affected in 2010 pending future regulatory developments.
ATM fees increased by $3.3 million to $20.5 million in 2009 as compared to $17.2 million in 2008. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition.
Revenue from company-owned life insurance was $2.4 million in 2009 compared to $9.2 million in 2008. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues from company-owned life insurance in 2009 and while we expect revenues to increase in 2010 and future years, we also anticipate revenue will remain below 2008 levels.
Fluctuations in the value of our derivatives resulted in gains on derivatives of $0.7 million in 2009 as compared to losses on derivatives of $1.1 million in 2008.
Other income decreased $4.1 million in 2009 as compared to 2008. Included in the third quarter of 2009 is a $1.4 million loss from the sale of approximately $258.0 million of leases held for sale, net of transactions fees. Included in 2008 was a $1.5 million gain associated with the redemption of class B VISA shares recorded during the first quarter of 2008.
The following table presents changes in the components of noninterest income for the years ended December 31.
NONINTEREST INCOME

				% Change From
				Prior Year
(dollars in thousands)	2009	2008	2007	2009	2008
Wealth management fees	$15,963	$17,361	$18,710	(8.1)%	(7.2)%
Service charges on deposit accounts	55,196	45,175	44,751	22.2	0.9
ATM fees	20,472	17,234	14,476	18.8	19.1
Mortgage banking revenue	6,238	5,100	4,439	22.3	14.9
Insurance premiums and commissions	37,851	39,153	38,996	(3.3)	0.4
Investment product fees	8,515	9,493	10,727	(10.3)	(11.5)
Company-owned life insurance	2,355	9,181	9,817	(74.3)	(6.5)
Other income	7,394	11,534	9,818	(35.9)	17.5

Total fee and service charge income	153,984	154,231	151,734	(0.2)	1.6
Net securities gains (losses)	27,251	7,562	(3,023)	N/M	N/M
Impairment on available-for-sale securities	(24,795)	—	—	N/M	N/M
Gain (loss) on derivatives	719	(1,144)	166	N/M	N/M
Gain on sale leasebacks	6,301	6,320	6,261	(0.3)	0.9

Total noninterest income	$163,460	$166,969	$155,138	(2.1)%	7.6%

Noninterest income to total revenue (1)	39.3%	38.9%	39.6%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $20.8 million in 2009, $19.3 million in 2008 and $17.2 million in 2007.

N/M = Not meaningful
Noninterest Expense
Noninterest expense for 2009 totaled $339.0 million, an increase of $41.7 million, or 14.0% from the $297.2 million recorded in 2008. The increased expenses in 2009 relate primarily to costs associated with the 65 Citizens Financial branches acquired during March 2009, as well as an increase in FDIC insurance expense. Included in 2008 was a $6.3 million fraud loss expense.

Salaries and benefits, the largest component of noninterest expense, totaled $181.4 million in 2009, compared to $167.8 million in 2008, an increase of $13.6 million, or 8.1%. Included in 2009 is approximately $14.5 million of personnel expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group and $3.4 million for higher medical insurance expense. Partially offsetting these increases was a $3.1 million decrease in performance-based incentive compensation expense.
Occupancy expense increased $7.4 million in 2009, primarily as a result of a $3.2 million increase in rent expense and a $2.1 million increase in amortization of leasehold improvements. The increase in rent expense is primarily related to the additional 65 branches acquired from Citizens Financial in the first quarter of 2009. The increase in amortization expense is also related to the acquisition of the branches from Citizens Financial. Real estate taxes increased $0.7 million during 2009 as compared to 2008. Further discussion of the sale leaseback transactions is included in Note 18 to the consolidated financial statements.
Professional fees increased $2.3 million for 2009 as compared to 2008. The increase is primarily attributable to legal and other professional fees associated with the acquisition of the Citizen Financial branch network.
Supplies expense increased $1.0 million, or 30.8%, in 2009 primarily as a result of expense associated with the acquisition of the Citizen Financial branch network.
Fraud loss expense in 2008 included a $6.3 million charge associated with a check fraud scheme conducted by a commercial customer of Old National Bank.
FDIC assessment expense totaled $12.4 million in 2009, compared to $1.5 million for 2008. The increase is primarily due to the increase in the rates banks pay for deposit insurance and the expiration of our one-time assessment credit at the end of 2008. The FDIC implemented a special assessment during the second quarter of 2009 which resulted in approximately $4.0 million of additional expense during the quarter. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in the current year. As of December 31, 2009, our prepaid assessment was $30.8 million and will be expensed over the next three years as the actual FDIC assessments are determined.
The increase in the expense for amortization of intangibles is primarily due to the core deposit intangible associated with the acquisition of the retail branch banking network of Citizens Financial Group and subsequent amortization of this asset.
Other noninterest expense totaled $22.1 million for 2009 compared to $13.8 million for 2008, an increase of $8.3 million, or 60.2%. Loss on extinguishment of debt increased $4.5 million in 2009 as we terminated four FHLB advances with a total book value of $105.0 million in the fourth quarter of 2009. The provision for unfunded commitments increased $2.2 million for 2009 as compared to 2008. Other real estate expenses increased $1.1 million in 2009 as compared to 2008. Included in 2009 is approximately $1.1 million of conversion expenses related to the acquisition of the retail branch banking network of Citizens Financial Group.

The following table presents changes in the components of noninterest expense for the years ended December 31.
NONINTEREST EXPENSE

				% Change From
				Prior Year
(dollars in thousands)	2009	2008	2007	2009	2008
Salaries and employee benefits	$181,368	$167,764	$163,722	8.1%	2.5%
Occupancy	47,064	39,668	26,466	18.6	49.9
Equipment	10,440	9,464	11,109	10.3	(14.8)
Marketing	9,578	9,554	8,407	0.3	13.6
Data processing	20,700	19,021	19,212	8.8	(1.0)
Communications	10,922	9,267	9,334	17.9	(0.7)
Professional fees	9,491	7,187	7,705	32.0	(6.7)
Loan expense	4,335	6,619	5,965	(34.5)	11.0
Supplies	4,294	3,283	3,495	30.8	(6.1)
Fraud loss	184	6,406	90	(97.1)	N/M
FDIC assessment	12,447	1,513	875	N/M	72.9
Amortization of intangibles	5,988	3,659	3,496	63.7	4.7
Other expense	22,145	13,824	18,122	60.2	(23.7)

Total noninterest expense	$338,956	$297,229	$277,998	14.0%	6.9%

N/M = Not meaningful
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate varied significantly from 2008 to 2009 due to large fluctuations in pre-tax income while the other items affecting the rate, in particular tax-exempt income, remained relatively stable. See Note 11 to the consolidated financial statements for additional details on Old National’s income tax provision.
Comparison of Fiscal Years 2008 and 2007
In 2008, we generated net income available to common stockholders of $62.2 million and diluted net income per share of $0.95 compared to $74.9 million and $1.14, respectively in 2007. The 2008 earnings included a $24.1 million increase in net interest income, a $10.6 million increase in net securities gains and an $18.2 million decrease in income tax expense, which were more than offset by a $47.3 million increase in the provision for loan losses and a $19.3 million increase in noninterest expense. Other factors which positively affected 2008 net income included a $2.8 million increase in ATM and debit card fees and a $1.7 million increase in other income. Offsetting these increases to net income in 2008 was a $1.3 million decrease in gains on derivatives.
Taxable equivalent net interest income was $262.7 million in 2008, an 11.1% increase from the $236.4 million reported in 2007. The net interest margin was 3.82% for 2008, a 54 basis point increase compared to 3.28% reported for 2007. Although average earning assets declined by $338.3 million during 2008 and the yield on average earning assets decreased 64 basis points from 6.63% to 5.59%, the decrease was more than offset by the 128 basis point decrease in the cost of interest bearing liabilities and the $457.9 million decline in average interest-bearing liabilities. The cost of interest-bearing liabilities decreased from 3.80% to 2.52%.
The provision for loan losses was $51.5 million in 2008, a $47.3 million increase from the $4.1 million recorded in 2007. The higher provision in 2008 was primarily attributable to the increase in nonaccrual loans in the first quarter of 2008 associated with the misconduct of a former loan officer in the Indianapolis market and subsequent deterioration of these credits combined with an increase in classified and criticized loans in the latter part of 2008.
Noninterest income for 2008 was $167.0 million, an increase of $11.8 million, or 7.6% from the $155.1 million reported for 2007. Net securities gains were $7.6 million during 2008 compared to $3.0 million of losses for 2007.

The 2008 net securities gains were primarily the result of securities which were called by the issuers. In addition, ATM and debit card fees were $2.8 million higher and other income was $1.7 million higher in 2008 than 2007. Partially offsetting these increases were a $1.3 million decrease in wealth management fees, a $1.3 million decrease in gains on derivatives and a $1.2 million decrease in investment product fees.
Noninterest expense for 2008 totaled $297.2 million, an increase of $19.2 million, or 6.9% from the $278.0 million recorded in 2007. This increase was primarily related to a $13.2 million increase in occupancy expense combined with a $6.3 million increase in fraud loss.
The provision for income taxes on continuing operations was a benefit of $0.9 million in 2008 compared to an expense of $17.3 million in 2007. Old National’s effective tax rate was (1.4)% in 2007 compared to 18.8% in 2007. The main factors for the decrease in the effective tax rate for 2008 was a higher percentage of tax-exempt income to income before income taxes in 2008 than in 2007 and a decrease in the unrecognized tax benefit liability.
BUSINESS LINE RESULTS
We operate in two operating segments: community banking and treasury. The following table summarizes our business line results for the years ended December 31.
BUSINESS LINE RESULTS

(dollars in thousands)	2009	2008	2007
Community banking	$48,003	$64,894	$104,467
Treasury	(50,072)	(2,357)	(12,113)
Other	(5,308)	(936)	(141)

Income (loss) before income taxes	$(7,377)	$61,601	$92,213

The 2009 community banking segment profit decreased $16.9 million, primarily as a result of an increase in provision for loan loss expense, higher FDIC assessment expense and costs associated with our acquisition of the 65 branches from Citizens Financial Group in the first quarter of 2009. The 2008 community banking segment profit decreased $39.6 million from 2007, primarily as a result of an increase in provision for loan loss expense.
The 2009 treasury segment profit decreased $47.7 million primarily as a result of $24.8 million of other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. The treasury segment also absorbed part of the increase in the FDIC assessment expense. The 2008 treasury segment profit increased $9.8 million from 2007 primarily as a result of a $10.6 million increase in net securities gains. The 2008 net securities gains were primarily the result of securities which were called by the issuers.
The 2009 “other” segment profit decreased approximately $4.4 million primarily as a result of lower wealth management revenue and insurance premiums and commissions. The 2008 “other” segment profit decreased approximately $0.8 million from 2007 primarily as a result of lower wealth management revenue.
FINANCIAL CONDITION
Overview
At December 31, 2009, our total assets were $8.005 billion, a 1.7% increase from $7.874 billion at December 31, 2008. On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which increased assets by approximately $424.7 million and deposits by $424.5 million. In September 2009, Old National sold $258.0 million of finance leases and raised approximately $195.7 million, net of issuance costs, from a public offering of common stock. Earning assets, comprised of investment securities, loans and loans and leases held for sale, and money market investments, were $6.862 billion at December 31, 2009, a decrease of $211.2 million, or 3.0%, from $7.073 billion at December 31, 2008. The decrease in earnings assets is primarily a result of a decline in loans and the sale of the $258.0 million of finance leases. Year over year, noninterest-bearing demand deposits have increased while short-term borrowings and borrowed funds have decreased.

Investment Securities
We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $165.6 million of 15- and 20-year fixed-rate mortgage pass-through securities in our held-to-maturity investment portfolio and during the second quarter of 2009 approximately $230.1 million of U.S. government-sponsored and agency security securities were added to our held-to-maturity investment portfolio.
At December 31, 2009, the investment securities portfolio was $2.918 billion compared to $2.266 billion at December 31, 2008, an increase of 28.8%. Investment securities represented 42.5% of earning assets at December 31, 2009, compared to 32.0% at December 31, 2008. Contributing to the increase in investment securities were weak loan demand, strong deposit growth, cash proceeds from the Citizens Financial branch acquisition and the sale of certain finance leases, and our public offering of common stock. During 2009, approximately $2.373 billion of investment securities were purchased, $1.042 billion of investment securities were sold and $353.8 million of investment securities were called by their issuers. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the investment securities portfolio. As of December 31, 2009, management does not intend to sell any securities with an unrealized loss position.
Investment securities available-for-sale portfolio had net unrealized losses of $13.0 million at December 31, 2009, compared to net unrealized losses of $64.6 million at December 31, 2008. A $24.8 million charge was recorded during 2009 related to other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crises affecting the banking system and financial markets. See Note 1 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 3 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.
The investment portfolio had an effective duration of 4.63% at December 31, 2009, compared to 3.87% at December 31, 2008. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The weighted average yields on available-for-sale investment securities were 4.52% in 2009 and 5.42% in 2008. The average yields on the held-to-maturity portfolio were 3.78% in 2009 and 4.50% in 2008.
At December 31, 2009, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with the following aggregate market value: $169.6 million, which represented 20.1% of shareholders’ equity. At December 31, 2008, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $183.3 million by Indiana, which represented 25.1% of shareholders’ equity, and $82.3 million by Texas, which represented 11.3% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity. In 2010 we plan to continue to allow our holdings of non-taxable municipal bonds to decrease and replace them with taxable municipal bonds.
Loan Portfolio
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky.

The following table presents the composition of the loan portfolio at December 31.
LOAN PORTFOLIO AT YEAR-END

						Four-Year
(dollars in thousands)	2009	2008	2007	2006	2005	Growth Rate
Commercial	$1,287,168	$1,897,966	$1,694,736	$1,629,885	$1,553,742	(4.6)%
Commercial real estate	1,062,910	1,154,916	1,270,408	1,386,367	1,534,385	(8.8)
Consumer credit	1,082,017	1,210,951	1,187,764	1,198,855	1,261,797	(3.8)

Total loans excluding residential real estate	3,432,095	4,263,833	4,152,908	4,215,107	4,349,924	(5.8)
Residential real estate	403,391	496,526	533,448	484,896	543,903	(7.2)

Total loans	3,835,486	4,760,359	4,686,356	4,700,003	4,893,827	(5.9)%

Less: Allowance for loan losses	69,548	67,087	56,463	67,790	78,847

Net loans	$3,765,938	$4,693,272	$4,629,893	$4,632,213	$4,814,980

Commercial and Commercial Real Estate Loans
At December 31, 2009, commercial loans decreased $610.8 million while commercial real estate loans decreased $92.0 million, respectively, from December 31, 2008. A portion of the decrease relates to the $370.2 million of finance leases which were moved to held for sale status during 2009, of which $258.0 million of these leases were sold in the third quarter of 2009. We sold $2.6 million of commercial and commercial real estate loans during 2009. A write-down of $0.6 million was recorded against the allowance for loan losses related to the sale. During 2008, we sold $2.2 million of commercial loans. No write-down was recorded against the allowance for loan losses related to these sales. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.
DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2009

	Within	1 - 5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total
Interest rates:
Predetermined	$294,504	$205,459	$67,067	$567,030
Floating	423,852	220,330	75,957	720,139

Total	$718,356	$425,789	$143,024	$1,287,169

Consumer Loans
Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $128.9 million or 10.6% at December 31, 2009, compared to December 31, 2008.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, were $403.4 million at December 31, 2009, a decrease of $93.1 million or 18.8% from December 31, 2008. We sell the majority of residential real estate loans originated into the secondary market, primarily to private investors, as a strategy to better manage interest rate risk and liquidity. We sell almost all residential real estate loans servicing released without recourse.
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

At December 31, 2009, the allowance for loan losses was $69.5 million, an increase of $2.4 million compared to $67.1 million at December 31, 2008. As a percentage of total loans, the allowance increased to 1.81% at December 31, 2009, from 1.41% at December 31, 2008. During 2009, the provision for loan losses was $63.3 million, an increase of $11.8 million from the $51.5 million recorded in 2008. The higher provision in 2009 is attributable to an increase in net charge-offs. Included in 2009 net charge-offs is a $3.1 million insurance recovery associated with the misconduct of a former loan officer in the Indianapolis market.
For commercial and commercial real estate loans, the reserve increased by $1.2 million at December 31, 2009, compared to December 31, 2008. The reserve as a percentage of the commercial and commercial real estate loan portfolio increased to 2.30% at December 31, 2009, from 1.73% at December 31, 2008. Nonaccrual loans increased $3.0 million since December 31, 2008. Criticized and classified loans decreased $44.4 million from December 31, 2008. During 2009, other classified assets, which consist of investment securities downgraded below investment grade, increased $126.6 million.
The reserve for residential real estate loans as a percentage of that portfolio increased to 0.42% at December 31, 2009, from 0.37% at December 31, 2008. The reserve for consumer loans increased to 1.28% at December 31, 2009, from 1.03% at December 31, 2008. The higher reserve percentages for these portfolios are a result of the continuing economic recession.
Allowance for Losses on Unfunded Commitments
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2009 and 2008, the allowance for losses on unfunded commitments was $5.5 million and $3.5 million, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $17.5 million at December 31, 2009, compared to $17.2 million at December 31, 2008. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market.
We elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.3 million and $0.6 million as of December 31, 2009 and 2008, respectively.
Finance Leases Held for Sale
At December 31, 2009, Old National had finance leases held for sale of $55.3 million. In the second quarter of 2009, $370.2 million of leases were transferred from the commercial loan category at cost utilizing the lower of cost or fair value method. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Approximately $46.0 million of leases were transferred from held for sale back to the loan portfolio at the lower of cost or market at September 30, 2009. After scheduled principal payments and prepayments, $55.3 million of finance leases remained available for sale at December 31, 2009. The leases held for sale at December 31, 2009 have maturities ranging from 1 to 18 years and interest rates ranging from 3.76% to 9.73%. All of the leases held for sale are to municipalities, with various types of equipment securing the leases, and all of the leases are current.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2009, totaled $200.2 million, an increase of $13.4 million compared to $186.8 million at December 31, 2008. During the first quarter of 2009, we recorded $19.9 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. We recorded $0.5 million and $0.7 million of impairment of intangibles during the years ended December 31, 2009 and 2008, respectively, due to the loss of two unrelated insurance clients at one of our insurance subsidiaries. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have increased $23.4 million, or 11.6%, since December 31, 2008 primarily as a result of an increase in prepaid FDIC assessment expense. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in the current year. As of December 31, 2009, our prepaid assessment was $30.8 million and will be expensed over the next three years as the actual FDIC assessments are determined.
Funding
Total average funding, comprised of deposits and wholesale borrowings, was $7.037 billion at December 31, 2009, an increase of 4.2% from $6.752 billion at December 31, 2008. Total deposits were $5.903 billion, including $3.896 billion in transaction accounts and $2.007 billion in time deposits at December 31, 2009. Total deposits increased 8.9% or $481.2 million compared to December 31, 2008. Included in total deposits at December 31, 2009 is $325.3 million from the acquisition of the Indiana retail branch banking network of Citizens Financial Group. In 2009, we called $81.0 million of high cost brokered certificates of deposit and $70.0 million of retail certificates of deposit. Noninterest-bearing demand deposits increased 33.7% or $300.0 million compared to December 31, 2008. Savings deposits increased 11.2% or $97.6 million and NOW deposits increased 4.8% or $61.8 million compared to December 31, 2008. Money market deposits decreased 9.4%, or $39.7 million, while time deposits increased 3.2% or $61.8 million compared to December 31, 2008. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
Effective January 1, 2008, we elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS No. 159) prospectively for certain retail certificates of deposit. The carrying value of these retail certificates of deposit was $0 and $49.3 million as of December 31, 2009 and 2008, respectively. The carrying value at December 31, 2008 was comprised of a contractual balance of $48.5 million and $0.8 million of fair value adjustments.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale borrowing as a percentage of total funding was 14.9% at December 31, 2009, compared to 21.5% at December 31, 2008. Short-term borrowings have decreased $318.5 million since December 31, 2008 while long-term borrowings have decreased $135.8 million compared to December 31, 2008. The public offering of common stock, the increase in deposit funding, funds received in the Citizens Financial branch acquisition and proceeds from our finance lease sale have all contributed to less reliance on wholesale funding. During 2009, $130.0 million of FHLB advances were prepaid. See Notes 9 and 10 to the consolidated financial statements for additional details on our financing activities.

The following table presents changes in the average balances of all funding sources for the years ended December 31.
FUNDING SOURCES — AVERAGE BALANCES

				% Change From
				Prior Year
(dollars in thousands)	2009	2008	2007	2009	2008
Demand deposits	$1,018,405	$834,981	$828,461	22.0%	0.8%
NOW deposits	1,250,745	1,249,482	1,490,413	0.1	(16.2)
Savings deposits	937,642	886,351	622,398	5.8	42.4
Money market deposits	436,507	487,514	758,558	(10.5)	(35.7)
Time deposits	2,054,740	1,867,103	2,426,346	10.0	(23.0)

Total deposits	5,698,039	5,325,431	6,126,176	7.0	(13.1)
Short-term borrowings	527,147	616,935	461,780	(14.6)	33.6
Other borrowings	812,062	810,052	615,878	0.2	31.5

Total funding sources	$7,037,248	$6,752,418	$7,203,834	4.2%	(6.3)%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.
CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2009	$653,345	$128,171	$54,361	$168,622	$302,191
2008	550,018	117,256	41,825	189,755	201,182
2007	562,077	218,620	91,728	149,238	102,491
Capital
Shareholders’ equity totaled $843.8 million or 10.5% of total assets at December 31, 2009, and $730.9 million or 9.3% of total assets at December 31, 2008. The December 31, 2009 balance includes approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009. The December 31, 2008 balance included $100 million of Series T Preferred Stock (as defined below) and Warrants (as defined below) issued to the Treasury Department as part of the CPP for healthy financial institutions.
As part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement with the Treasury Department on December 12, 2008, pursuant to which Old National sold (i) 100,000 shares of Old National’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) warrants (the “Warrants”) to purchase up to 813,008 shares of Old National’s common stock at an initial per share exercise price of $18.45.
The Series T Preferred Stock qualified as Tier 1 capital and the Treasury Department was entitled to cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Series T Preferred Stock had priority in the payment of dividends over any cash dividends paid to common stockholders. The adoption of ARRA permitted Old National to redeem the Series T Preferred Stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with Old National’s regulatory agency. All of the Series T Preferred Stock sold to the Treasury was repurchased by Old National on March 31, 2009.
The Warrants had a 10-year term and were immediately exercisable upon issuance. The Warrants were repurchased by Old National on May 11, 2009, for $1.2 million. As a result of this Warrant repurchase, the Treasury Department does not own any securities of Old National issued under the CPP.
We paid cash dividends of $0.44 per share in 2009, which decreased equity by $30.4 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million.

We declared cash dividends on common stock of $0.69 per share in 2008, which decreased equity by $45.7 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.4 million in 2009 and $0.5 million in 2008. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $33.6 million in 2009 and decreased equity by $36.8 million in 2008. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $3.5 million in 2009, compared to $4.2 million in 2008.
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At December 31, 2009, we had non-agency collateralized mortgage obligations with a market value of $174.6 million, or approximately 7.0% of the available-for-sale securities portfolio. The unrealized loss on these securities at December 31, 2009, was approximately $41.6 million.
We expect conditions in the overall residential real estate and credit markets to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Ten of these securities were rated below investment grade as of December 31, 2009 and during 2009 we experienced $39.4 million of other-than-temporary-impairment, of which $4.4 million was recorded as a credit loss in earnings and $35.0 million is included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and performance of underlying collateral. At December 31, 2009, we had pooled trust preferred securities with a fair value of approximately $12.4 million, or 0.5% of the available-for-sale securities portfolio. During 2009, we experienced $28.7 million of other-than-temporary-impairment, of which $20.4 million was recorded as a credit loss in earnings for six of these securities and $8.3 million is included in other comprehensive income. These securities remained classified as available-for-sale and at December 31, 2009; the unrealized loss on our pooled trust preferred securities was approximately $16.1 million.
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

Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $175.9 million at December 31, 2009.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2009, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:
ASSET QUALITY

(dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans
Commercial and commercial real estate	$49,111	$52,394	$30,303	$32,307	$39,828
Residential real estate	9,621	5,474	5,996	5,686	5,818
Consumer	8,284	6,173	4,517	3,525	9,943

Total nonaccrual loans	67,016	64,041	40,816	41,518	55,589
Renegotiated loans not on nonaccrual	—	—	—	52	—
Past due loans still accruing (90 days or more):
Commercial and commercial real estate	1,826	991	738	1,227	183
Residential real estate	—	—	—	127	479
Consumer	1,675	1,917	773	787	1,173

Total past due loans	3,501	2,908	1,511	2,141	1,835
Foreclosed properties	8,149	2,934	2,876	3,313	3,605

Total under-performing assets	$78,666	$69,883	$45,203	$47,024	$61,029

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$157,063	$180,118	$115,121	$153,215	$136,597
Other classified assets (3)	161,160	34,543	—	—	—
Criticized loans	103,512	124,855	103,210	119,757	83,213

Total criticized and classified assets	$421,735	$339,516	$218,331	$272,972	$219,810

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.71%	1.34%	0.87%	0.88%	1.13%
Under-performing assets/total loans and foreclosed properties (1)	2.01	1.46	0.96	1.00	1.24
Under-performing assets/total assets	0.98	0.89	0.58	0.58	0.72
Allowance for loan losses/ under-performing assets	88.41	96.00	124.91	144.16	129.20

(1)	Loans include residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 8 pooled trust preferrred securities, 10 non-agency mortgage-backed securities and 1 corporate security at December 31, 2009.
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
Under-performing assets totaled $78.7 million at December 31, 2009 and $69.9 million at December 31, 2008. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 2.01% for 2009 and 1.46% for 2008. The nonaccrual category of under-performing loans was $67.0 million at December 31, 2009, compared to $64.0 million at December 31, 2008. At December 31, 2009, the allowance for loan losses to under-performing assets ratio stood at 88.41% compared to 96.00% at December 31, 2008.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $10.0 million. There were no loans modified in troubled debt restructurings at December 31, 2008. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

Classified loans, including nonaccrual, renegotiated, past due 90 days and other problem loans, were $157.1 million at December 31, 2009, a decrease of $23.0 million from $180.1 million at December 31, 2008. Of this total, other problem loans, which are loans reviewed for the borrowers’ ability to comply with present repayment terms, totaled $86.5 million at December 31, 2009, compared to $113.2 million at December 31, 2008. Other classified assets include $161.2 million of investment securities that fell below investment grade rating at December 31, 2009. Criticized loans, or special mention loans, were $103.5 million at December 31, 2009, a decrease of $21.4 million from $124.9 million at December 31, 2008.
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

The activity in our allowance for loan losses is as follows:
ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2009	2008	2007	2006	2005
Balance, January 1	$67,087	$56,463	$67,790	$78,847	$85,749
Loans charged-off:
Commercial and commercial real estate	58,568	34,393	13,690	16,483	17,747
Residential real estate	1,315	1,442	1,613	765	1,975
Consumer credit	18,156	15,385	11,635	10,696	16,418
Write-downs on loans transferred to held for sale	572	—	5,337	2,770	5,348

Total charge-offs	78,611	51,220	32,275	30,714	41,488

Recoveries on charged-off loans:
Commercial and commercial real estate	12,323	5,259	5,927	7,282	7,830
Residential real estate	135	272	138	61	81
Consumer credit	5,334	4,849	5,066	5,314	3,575

Total recoveries	17,792	10,380	11,131	12,657	11,486

Net charge-offs	60,819	40,840	21,144	18,057	30,002
Provision charged to expense	63,280	51,464	4,118	7,000	23,100
Allowance of acquired bank	—	—	5,699	—	—

Balance, December 31	$69,548	$67,087	$56,463	$67,790	$78,847

Average loans for the year (1)	$4,426,844	$4,703,146	$4,814,870	$4,823,140	$5,014,660

Asset Quality Ratios:
Allowance/year-end loans (2)	1.81%	1.41%	1.20%	1.44%	1.61%
Allowance/average loans (2)	1.58	1.43	1.17	1.41	1.58
Net charge-offs/average loans (3)	1.37	0.87	0.44	0.37	0.60

(1)	Loans include residential loans held for sale and leases held for sale.

(2)	Loans exclude residential loans held for sale and leases held for sale.

(3)	Net charge-offs include write-downs on loans transferred to held for sale.
The allowance for loan losses increased $2.4 million from $67.1 million at December 31, 2008 to $69.5 million at December 31, 2009. An increase of approximately $4.4 million in general allocation related to credit deterioration in the commercial portfolio, offset by a decrease in specific loan allocations of approximately $2.0 million in the commercial portfolio, were the primary reasons for the increase in the allowance from December 31, 2008 to December 31, 2009.
Management believes that it has appropriately identified and reserved for its loan losses at December 31, 2009. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Interest income of approximately $4.3 million and $3.7 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2009 and 2008, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.7 million and $1.4 million in 2009 and 2008, respectively. Approximately $27.0 million of nonaccrual loans were less than thirty days delinquent at December 31, 2009. We had $10.0 million of renegotiated loans which are included in nonaccrual loans at December 31, 2009 and no renegotiated loans at December 31, 2008.
Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $60.2 million in 2009 and $40.8 million in 2008. Included in 2009 net charge-offs is a $3.1 million insurance recovery associated with the misconduct of a former loan officer in the Indianapolis market. Included in 2008 is $18.8 million of charge-offs, primarily in the real estate acquisition and development industry category, associated with the misconduct of a former loan officer in the Indianapolis market. There were no other industry segments representing a significant share of total net charge-offs. Additionally write-downs related to loan sales of $0.6 million in 2009 were recognized from loans transferred to held for sale. Approximately 76% of net charge-offs have been concentrated in commercial and commercial real estate loans and 21% have been in consumer loans. The allowance to average loans, which ranged from 1.17% to 1.58% for the last five years, was 1.58% at December 31, 2009.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and commercial real estate	$54,007	61.3%	$52,791	64.1%	$45,927	63.3%	$55,755	64.2%	$59,498	63.1%
Residential real estate	1,688	10.5	1,861	10.4	1,601	11.4	1,702	10.3	3,849	11.1
Consumer credit	13,853	28.2	12,435	25.5	8,935	25.3	10,333	25.5	15,500	25.8

Total	$69,548	100.0%	$67,087	100.0%	$56,463	100.0%	$67,790	100.0%	$78,847	100.0%

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

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to December 31, 2009 and 2008 results are as follows:
Net Interest Income — 12 Month Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

12/31/2009	NA	NA	NA	1.02%	1.29%	1.25%
12/31/2008	NA	NA	NA	3.07%	4.84%	5.86%
Net Interest Income — 24 Month Cumulative Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

12/31/2009	NA	NA	NA	3.60%	3.99%	3.93%
12/31/2008	NA	NA	NA	4.10%	6.33%	7.67%
Economic Value of Equity Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

12/31/2009	NA	NA	NA	-3.08%	-8.65%	-13.42%
12/31/2008	NA	NA	NA	8.14%	11.90%	15.79%
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
At December 31, 2009, modeling indicated Old National’s Net Interest Income at Risk values were positive for Up 100, Up 200 and Up 300 scenarios for both the 12-month and 24-month Net Interest Income at Risk. Positive results indicate that net interest income increases relative to net interest income modeled using interest rates as of December 31, 2009.

At December 31, 2009, modeling indicated that Old National was with in the green zone policy limit for the Up 100, Up 200, and Up 300 Economic Value of Equity Scenarios, which is considered normal and acceptable for Economic Value of Equity scenarios. Old National’s Economic Value of Equity (“EVE”) scenarios indicated negative changes to economic value in rising interest rate scenarios at December 31, 2009 compared to positive changes to economic value in rising interest rate scenarios at December 31, 2008. These changes in EVE modeling results were primarily driven by Old National’s increase in investments as a percent of interest earning assets and were partially offset by an increase in Old National’s deposit base from December 31, 2008 to December 31, 2009. Also impacting EVE at December 31, 2008 was the issuance of 100,000 shares of Old National’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T to the Treasury as part of the CPP program. All of the Series T Preferred Stock sold to the Treasury was repurchased by Old National on March 31, 2009.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on a 24-month forward curve. The forward curve represents the market’s expectations of future interest rates. As of December 31, 2009, Old National’s 24 month cumulative Net Interest Income at Risk for the scenario resulted in a 4.01% increase in net interest income over an unchanged interest rate curve. In addition, Old National models a ramp scenario where current interest rates are increased 25 basis points each quarter over a 12 month timeframe. As of December 31, 2009, Old National’s 24 month cumulative Net Interest Income at Risk for this scenario resulted in a 1.73% increase in net interest income over an unchanged interest rate curve.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $0.4 million at December 31, 2009, compared to an estimated fair value loss of $0.6 million at December 31, 2008. In addition, the notional amount of derivatives increased by $232.1 million from 2008. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Standard and Poor’s has issued unsolicited ratings with stable outlook as of November 16, 2009

•	Dominion Bond Rating Services has issued a stable outlook as of June 18, 2009

•	Fitch Rating Services changed their long-term outlook rating from negative to stable as of December 12, 2008

•	Moody’s Investor Service changed outlook to negative as of October 13, 2008

The senior debt ratings of Old National and Old National Bank at December 31, 2009, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody's Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A-2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of December 31, 2009, Old National Bank had the capacity to borrow $790.2 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At December 31, 2009, the Parent Company’s other borrowings outstanding remained unchanged at $157.3 million compared with December 31, 2008. There is $50.0 million Parent Company debt scheduled to mature within the next 12 months.
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of December 31, 2009. Old National raised approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
Old National agreed to participate in the CPP for healthy financial institutions during fourth quarter 2008. Under the program, Old National sold Series T Preferred Stock and Warrants valued at $100 million to the Treasury Department. As of March 31, 2009, Old National repurchased all of the $100 million of Series T Preferred Stock from the Treasury Department. The Warrants were repurchased on May 11, 2009, for $1.2 million. As a result of these repurchases by Old National, the Treasury Department does not own any securities of Old National issued under the CPP.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. Old National used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007 and during the first quarter of 2009 received a $40 million dividend to repurchase the $100 million of non-voting preferred shares from the Treasury. As a result of these special dividends, Old National Bank requires approval of regulatory authority for the payment of dividends to Old National. Such approval was obtained for the payment of dividends during 2009 and currently.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.038 billion and standby letters of credit of $103.2 million at December 31, 2009. At December 31, 2009, approximately $992 million of the loan commitments had fixed rates and $46 million had floating rates, with the fixed interest rates ranging from 0% to 18%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.2 million at December 31, 2009.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2009. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$3,895,934	$—	$—	$—	$3,895,934
Consumer and brokered certificates of deposit	8	1,074,639	581,585	222,046	129,284	2,007,554
Short-term borrowings	9	331,144	—	—	—	331,144
Other borrowings	10	74,043	325,734	127,059	172,223	699,059
Operating leases	18	33,833	63,821	57,170	307,097	461,921
We rent certain premises and equipment under operating leases. See Note 18 to the consolidated financial statements for additional information on long-term lease arrangements.
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 11 to the consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are contained in the section of this annual report captioned “Notes to Consolidated Financial Statements-Summary of Significant Accounting Policies”. Certain accounting policies require management to use significant judgments and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgments and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.
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
Management’s analysis of probable losses in the portfolio at December 31, 2009, resulted in a range for allowance for loan losses of $7.4 million with the potential effect to net income ranging from a decrease of $1.0 million to an increase of $3.9 million. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.
•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.
•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. On January 1, 2007, we adopted FASB ASC 740-10 (FIN 48) to account for uncertain tax positions. FASB ASC 740-10 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 11 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.
•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.
When the fair value of a security is less than its amortized cost for an extended period, we consider whether there is an other-than-temporary-impairment in the value of the security. If, in management’s judgment, an other-than-temporary-impairment exists, the portion of the loss in value attributable to credit quality is transferred from accumulated other comprehensive loss as an immediate reduction of current earnings and the cost basis of the security is written down by this amount.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on page 40 of this Form 10-K is incorporated herein by reference in response to this item.
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
Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics, Corporate Governance Guidelines that outline high levels of ethical business standards and had a third party perform an independent validation of the Company’s ethics program. Old National has also appointed a Chief Ethics Officer. All systems of internal accounting controls are based on management’s judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.
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
Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2009, the company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 as stated in their report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Old National Bancorp
Evansville, Indiana
We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP
Indianapolis, Indiana
February 26, 2010

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2009	2008
Assets
Cash and due from banks	$461,656	$162,893
Money market investments and federal funds sold	35,620	30,119

Total cash and cash equivalents	497,276	193,012
Securities — available-for-sale, at fair value	2,486,219	2,125,026
Securities — held-to-maturity, at amortized cost (fair value $399,953 and $100,831 respectively)	396,009	99,661
Federal Home Loan Bank stock, at cost	36,090	41,090
Residential loans held for sale, at fair value	17,530	17,155
Finance leases held for sale	55,260	—
Loans, net of unearned income	3,835,486	4,760,359
Allowance for loan losses	(69,548)	(67,087)

Net loans	3,765,938	4,693,272

Premises and equipment, net	52,399	44,625
Accrued interest receivable	49,340	49,030
Goodwill	167,884	159,198
Other intangible assets	32,307	27,628
Company-owned life insurance	224,652	223,126
Other assets	224,431	201,067

Total assets	$8,005,335	$7,873,890

Liabilities
Deposits:
Noninterest-bearing demand	$1,188,343	$888,578
Interest-bearing:
NOW	1,354,337	1,292,574
Savings	972,176	874,602
Money market	381,078	420,821
Time (including $0 and $49,309 respectively, at fair value)	2,007,554	1,945,712

Total deposits	5,903,488	5,422,287

Short-term borrowings	331,144	649,623
Other borrowings	699,059	834,867
Accrued expenses and other liabilities	227,818	236,248

Total liabilities	7,161,509	7,143,025

Commitments and contingencies (Note 18)
Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—
Preferred stock, series T, no par value, $100,000 liquidation value, 1,000 shares authorized, 0 and 100 shares issued and outstanding, respectively	—	97,358
Common stock, $1 per share stated value, 150,000 shares authorized, 87,182 and 66,321 shares issued and outstanding, respectively	87,182	66,321
Capital surplus	746,775	569,875
Retained earnings	30,235	50,815
Accumulated other comprehensive loss, net of tax	(20,366)	(53,504)

Total shareholders’ equity	843,826	730,865

Total liabilities and shareholders’ equity	$8,005,335	$7,873,890

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2009	2008	2007
Interest Income
Loans including fees:
Taxable	$198,940	$261,455	$322,558
Nontaxable	19,053	23,155	21,735
Investment securities, available-for-sale:
Taxable	90,087	87,066	91,969
Nontaxable	22,532	14,913	12,192
Investment securities, held-to-maturity, taxable	9,932	5,187	6,649
Money market investments and federal funds sold	133	746	6,265

Total interest income	340,677	392,522	461,368

Interest Expense
Deposits	67,628	95,453	183,113
Short-term borrowings	1,410	10,902	18,193
Other borrowings	40,240	42,842	40,871

Total interest expense	109,278	149,197	242,177

Net interest income	231,399	243,325	219,191
Provision for loan losses	63,280	51,464	4,118

Net interest income after provision for loan losses	168,119	191,861	215,073

Noninterest Income
Wealth management fees	15,963	17,361	18,710
Service charges on deposit accounts	55,196	45,175	44,751
ATM fees	20,472	17,234	14,476
Mortgage banking revenue	6,238	5,100	4,439
Insurance premiums and commissions	37,851	39,153	38,996
Investment product fees	8,515	9,493	10,727
Company-owned life insurance	2,355	9,181	9,817
Net securities gains (losses)	27,251	7,562	(3,023)
Impairment on available-for-sale securities (includes loss of $68,090, net of $43,295 recognized in other comprehensive income, pre-tax)	(24,795)	—	—
Gain (loss) on derivatives	719	(1,144)	166
Gain on sale leaseback transactions	6,301	6,320	6,261
Other income	7,394	11,534	9,818

Total noninterest income	163,460	166,969	155,138

Noninterest Expense
Salaries and employee benefits	181,368	167,764	163,722
Occupancy	47,064	39,668	26,466
Equipment	10,440	9,464	11,109
Marketing	9,578	9,554	8,407
Data processing	20,700	19,021	19,212
Communication	10,922	9,267	9,334
Professional fees	9,491	7,187	7,705
Loan expense	4,335	6,619	5,965
Supplies	4,294	3,283	3,495
Fraud loss	184	6,406	90
FDIC assessment	12,447	1,513	875
Amortization of intangibles	5,988	3,659	3,496
Other expense	22,145	13,824	18,122

Total noninterest expense	338,956	297,229	277,998

Income (loss) before income taxes	(7,377)	61,601	92,213
Income tax expense (benefit)	(21,114)	(877)	17,323

Net income	13,737	62,478	74,890
Preferred stock dividends and discount accretion	(3,892)	(298)	—

Net income available to common stockholders	$9,845	$62,180	$74,890

Net income per common share:
Basic earnings per share	$0.14	$0.95	$1.14
Diluted earnings per share	0.14	0.95	1.14

Weighted average number of common shares outstanding
Basic	71,314	65,660	65,684
Diluted	71,367	65,776	65,750

Dividends per common share	0.44	0.69	1.11
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, January 1, 2007	$—	$66,503	$565,106	$35,873	$(25,113)	$642,369
Comprehensive income
Net income	—	—	—	74,890	—	74,890	$74,890
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	12,582	12,582	12,582
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	343	343	343
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax					843	843	843

Total comprehensive income							$88,658

Adjustment to apply FIN No. 48 (1)	—	—	—	(3,368)	—	(3,368)
Adjustment to apply EITF No. 06-5 (1)				(118)		(118)
Dividends — common stock	—	—	—	(72,931)	—	(72,931)
Common stock repurchased	—	(230)	(3,872)	—	—	(4,102)
Stock based compensation expense	—	—	1,590	—	—	1,590
Stock activity under incentive comp plans	—	(68)	299	—	—	231
Stock options issued in acquisition			552			552

Balance, December 31, 2007	—	66,205	563,675	34,346	(11,345)	652,881
Comprehensive income
Net income	—	—	—	62,478	—	62,478	$62,478
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(36,800)	(36,800)	(36,800)
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	175	175	175
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(5,534)	(5,534)	(5,534)

Total comprehensive income							$20,319

Dividends — common stock	—	—	—	(45,710)	—	(45,710)
Dividends — preferred stock				(273)		(273)
Issuance of preferred stock	97,358			(26)		97,332
Issuance of warrants to purchase common shares			2,553			2,553
Common stock repurchased	—	(26)	(431)	—	—	(457)
Stock based compensation expense	—	—	2,005	—	—	2,005
Stock activity under incentive comp plans	—	142	2,073	—	—	2,215

Balance, December 31, 2008	97,358	66,321	569,875	50,815	(53,504)	730,865
Comprehensive income
Net income	—	—	—	13,737	—	13,737	$13,737
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	32,792	32,792	32,792
Transferred securities, net of tax	—	—	—	—	812	812	812
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	667	667	667
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(1,133)	(1,133)	(1,133)

Total comprehensive income							$46,875

Dividends — common stock	—	—	—	(30,380)	—	(30,380)
Dividends — preferred stock	—	—	—	(1,250)	—	(1,250)
Common stock issued	—	20,900	176,856	—	—	197,756
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(28)	(325)	—	—	(353)
Warrants repurchased	—	—	(1,200)	—	—	(1,200)
Stock based compensation expense	—	—	1,310	—	—	1,310
Stock activity under incentive comp plans	—	(11)	259	(45)	—	203

Balance, December 31, 2009	$0	$87,182	$746,775	$30,235	$(20,366)	$843,826

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)	See Note 1 to the consolidated financial statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income	$13,737	$62,478	$74,890

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,853	5,952	7,855
Amortization and impairment of other intangible assets	6,508	4,350	3,497
Net premium (discount) amortization on investment securities	2,188	(1,875)	(2,511)
Restricted stock expense	918	1,598	1,292
Stock option expense	392	407	298
Provision for loan losses	63,280	51,464	4,118
Net securities (gains) losses	(27,251)	(7,562)	3,023
Impairment on available-for-sale securities	24,795	—	—
Gain on sale leasebacks	(6,301)	(6,320)	(6,261)
(Gain) loss on derivatives	(719)	1,144	(166)
Net gains on sales and write-downs of loans and other assets	(1,141)	(3,054)	(1,577)
(Gain) loss on retirement of debt	3,941	(558)	1,541
Increase in cash surrender value of company-owned life insurance	(1,526)	(8,640)	(7,756)
Residential real estate loans originated for sale	(259,664)	(171,871)	(238,460)
Proceeds from sale of residential real estate loans	262,784	170,577	245,654
(Increase) decrease in interest receivable	(278)	1,247	5,290
(Increase) decrease in other assets	(44,008)	(65,003)	2,091
Increase (decrease) in accrued expenses and other liabilities	(6,212)	20,185	(18,641)

Total adjustments	26,559	(7,959)	(713)

Net cash flows provided by operating activities	40,296	54,519	74,177

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	389,917	—	17,429
Purchase of subsidiaries	—	—	(78,109)
Purchases of investment securities available-for-sale	(2,274,090)	(1,068,304)	(811,266)
Purchases of investment securities held-to-maturity	(98,544)	—	—
Purchase of loans	(8,024)	—	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	697,082	754,669	739,443
Proceeds from sales of investment securities available-for-sale	1,042,138	280,971	205,362
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	29,230	26,464	34,495
Proceeds from redemption of FHLB stock	5,000	—	838
Proceeds from sale of loans and leases	259,127	2,251	15,581
Net principal collected from (loans made to) customers	562,452	(117,039)	306,848
Proceeds from sale of premises and equipment and other assets	405	10,892	4,511
Proceeds from sale leaseback of real estate	10,836	8,528	182,192
Purchases of premises and equipment	(13,944)	(11,722)	(9,055)

Net cash flows provided by (used in) investing activities	601,585	(113,290)	608,269

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	220,070	33,130	(61,720)
Savings, NOW and money market deposits	(61,390)	(158,851)	(325,713)
Time deposits	(103,011)	(113,904)	(634,661)
Short-term borrowings	(318,479)	11,376	297,017
Payments for maturities on other borrowings	(5,264)	(154,207)	(14,159)
Proceeds from issuance of other borrowings	—	330,000	74,000
Payments related to retirement of debt	(133,949)	—	(189,790)
Cash dividends paid on common stock	(30,380)	(60,801)	(57,782)
Cash dividends paid on preferred stock	(1,514)	—	—
Common stock repurchased	(353)	(457)	(4,102)
Proceeds from exercise of stock options, including tax benefit	97	1,940	119
Proceeds from issuance of TARP preferred stock and warrants	—	99,885	—
Repurchase of TARP preferred stock and warrants	(101,200)	—	—
Common stock issued	197,756	—	112

Net cash flows used in financing activities	(337,617)	(11,889)	(916,679)

Net increase (decrease) in cash and cash equivalents	304,264	(70,660)	(234,233)
Cash and cash equivalents at beginning of period	193,012	263,672	497,905

Cash and cash equivalents at end of period	$497,276	$193,012	$263,672

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
NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009, 2008 and 2007.
All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.
In June 2009, the FASB issued Statement No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification (“ASC”) became effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
Management has evaluated subsequent events for reporting and disclosure in these financial statements through February 26, 2010, the date the financial statements were issued.
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

Other-Than-Temporary- Impairment – Management evaluates securities for other-than-temporary-impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) the impact of changes in market interest rates, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily-impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 3 to the consolidated financial statements for a detailed description of the quarterly evaluation process.
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
RESIDENTIAL LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are classified as loans held for sale and are recorded in accordance with FASB ASC 825-10 (SFAS No. 159) at fair value, determined individually, as of the balance sheet date. The loans fair value includes the servicing value of the loans as well as any accrued interest.
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
PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation. Land is stated at cost. Depreciation is charged to operating expense over the useful lives of the assets, principally on the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements – 15 to 39 years; and furniture and equipment – 3 to 10 years. Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Interest costs on construction of qualifying assets are capitalized.
Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are adjusted to fair value. Old National recorded impairment of $1.2 million for the year ended December 31, 2007. Such impairments are included in other expense.
GOODWILL AND OTHER INTANGIBLE ASSETS
The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization on goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill and other intangible assets are annually tested for impairment. Other intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated cash flow basis over their estimated useful lives, generally over a period of 7 to 25 years.
Old National recorded $0.5 million and $0.7 million of impairment of intangibles during the years ended December 31, 2009 and 2008, respectively, due to the loss of two unrelated insurance clients at one of its insurance subsidiaries. Such impairments are included in other expense.
COMPANY OWNED LIFE INSURANCE
Old National has purchased life insurance policies on certain key executives. The Company adopted FASB ASC 325-30, Investments in Insurance Contracts (EITF 06-05, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4) on January 1, 2007, and in accordance with this pronouncement records company owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2009 and 2008 was $224.7 million and $223.1 million, respectively.
DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with FASB ASC 815 (SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), as amended. At the inception of the derivative contract, the Company will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. As of December 31, 2009, Old National was not using the “short-cut” method of accounting for any fair value derivatives. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under FASB ASC 815 (SFAS No. 133) are also reported currently in earnings, in noninterest income.

The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, consistent with the item being hedged.
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
Old National enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Old National also enters into various stand-alone derivative contracts to provide derivative products to customers which are carried at fair value with changes in fair value recorded as mortgage banking revenue.
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
FORECLOSED REAL ESTATE
Other assets include real estate properties acquired as a result of foreclosure and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation. The amount of foreclosed properties at December 31, 2009 and 2008 was $8.1 million and $2.9 million, respectively.

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
COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Following is a summary of other comprehensive income for the years ended December 31, 2009, 2008 and 2007.

(dollars in thousands)	2009	2008	2007
Net income	$13,737	$62,478	$74,890
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	99,164	(50,328)	17,894
Reclassification for securities transferred to held-to-maturity	(1,791)	—	—
Reclassification adjustment for securities (gains) losses realized in income	(27,251)	(7,562)	3,023
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(43,295)	—	—
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	24,795	—	—
Income tax effect	(18,830)	21,090	(8,335)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	1,791	—	—
Amortization of fair value previously recognized into accumulated other comprehensive income	(438)	—	—
Income tax effect	(541)	—	—
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	821	—	—
Reclassification adjustment on cash flow hedges	288	288	564
Income tax effect	(442)	(113)	(221)
Defined benefit pension plans:
Net loss, settlement cost and amortization of net (gain) loss recognized in income	(1,889)	(9,223)	1,405
Income tax effect	756	3,689	(562)

Total other comprehensive income	33,138	(42,159)	13,768

Comprehensive income	$46,875	$20,319	$88,658

The following table summarizes the changes within each classification of accumulated other comprehensive income (“AOCI”) for the years ended December 31, 2009 and 2008:

	AOCI at	Other	AOCI at	Other	AOCI at
	December 31,	Comprehensive	December 31,	Comprehensive	December 31,
	2007	Income	2008	Income	2009
Unrealized gains (losses) on available-for-sale securities	$(3,704)	$(36,800)	$(40,504)	$76,087	$35,583
Other-than-temporary-impairment	—	—	—	(43,295)	(43,295)
Unrealized gains (losses) on held-to-maturity securities	—	—	—	812	812
Unrecognized gain (loss) on cash flow hedges	(655)	175	(480)	667	187
Defined benefit pension plans	(6,986)	(5,534)	(12,520)	(1,133)	(13,653)

Accumulated other comprehensive income (AOCI)	$(11,345)	$(42,159)	$(53,504)	$33,138	$(20,366)

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
The following table reconciles basic and diluted net income per share for the years ended December 31.
EARNINGS PER SHARE RECONCILIATION

(dollars and shares in thousands, except per share data)	2009	2008	2007

Basic Earnings Per Share
Net income	$13,737	$62,478	$74,890
Less: Preferred stock dividends and accretion of discount	3,892	298	—

Net income available to common stockholders	9,845	62,180	74,890

Weighted average common shares outstanding	71,314	65,660	65,684

Basic Earnings Per Share	$0.14	$0.95	$1.14

Diluted Earnings Per Share
Net income available to common stockholders	$9,845	$62,180	$74,890

Weighted average common shares outstanding	71,314	65,660	65,684
Effect of dilutive securities:
Restricted stock (1)	44	82	40
Stock options (2)	9	34	26

Weighted average shares outstanding	71,367	65,776	65,750

Diluted Earnings Per Share	$0.14	$0.95	$1.14

(1)	231, 0 and 96 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at December 31, 2009, 2008 and 2007, respectively, because the effect would be antidulitive.

(2)	Options to purchase 6,032 shares, 5,611 shares and 5,756 shares outstanding at December 31, 2009, 2008, and 2007, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3)	Warrants to purchase 813,008 shares at December 31, 2008, were not included in the computation because the effect would be antidilutive. See Note 15 to the consolidated financial statements.

In June 2008, the FASB issued new guidance impacting FASB ASC 260-10 (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance became effective for Old National on January 1, 2009. Upon adoption, all prior-period earnings per share data were recalculated according to the new guidance. These calculations resulted in no material changes to earnings per share data as previously presented.
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
The Company adopted new guidance impacting FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The impact of adopting FASB ASC 740-10 was a reduction to January 1, 2007 retained earnings of $3.4 million.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2009, 2008 and 2007 for interest was $111.6 million, $154.8 million and $249.2 million, respectively. Cash paid for income tax, net of refunds, during 2009, 2008 and 2007 was $2.7 million, $18.9 million and $30.0 million, respectively. Other noncash transactions include loans transferred to loans held for sale of $2.6 million in 2009, $2.2 million in 2008 and $20.9 million in 2007, leases transferred to held for sale of $370.2 million in 2009, a transfer of securities of $230.1 million from the available-for-sale portfolio to the held-to-maturity portfolio and premises and equipment transferred to assets held for sale of $74.1 million in 2007.
IMPACT OF ACCOUNTING CHANGES
FASB ASC 820-10 – In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157, Fair Value Measurements) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on Old National’s consolidated financial position or results of operations.
FASB ASC 805 – In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) – Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. See Note 2 to the consolidated financial statements for the impact on the Company of adopting this standard.

FASB ASC 810-10 – In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 815-10 – In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations and the required disclosures have been included.
FASB ASC 855 – In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 – Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 860 – In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 810-10 – In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 – Amendments to FASB Interpretation No. 46(R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 715-20-50 – In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits – Defined Benefit Plans – General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard became effective for the Company on December 31, 2009. The new disclosures have been included in the consolidated financial statements.

FASB ASC 825-10-50 – In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard for the interim reporting period ending March 31, 2009.
FASB ASC 320-10 – In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Company adopted this guidance for the interim reporting period ending March 31, 2009. See Note 3 to the consolidated financial statements for the impact on the Company of adopting this new guidance.
FASB ASC 820 – In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.
SAB 111 – In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
SAB 112 – In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141(R) and SFAS No. 160). SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to Old National’s consolidated financial position or results of operations upon adoption.
FASB ASC 323 – In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments – Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 350 – In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles – Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 260-10 – In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 820-10 – In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 820-10 - In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the ability to redeem an investment on the measurement date. This update became effective for the Company for interim and annual reporting periods ending after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 505-20 – In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity – Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Company for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 810-10 – In January 2010, the FASB issued an update (ASC No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification) impacting FASB ASC 810-10, Consolidation. The amendments in this update address implementation issues related to the changes in ownership provisions originally issued as FASB Statement 160. It also improves the disclosures related to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This update became effective for the Company for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 820-10 - In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Company for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net income and were insignificant amounts.
NOTE 2 – ACQUISITION ACTIVITY
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
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million. In accordance with FASB ASC 805 (SFAS No. 141(R) – Business Combinations), Old National has expensed approximately $5.1 million of costs related to the business combination and recorded goodwill of $8.7 million and $11.2 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 7 to the consolidated financial statements for additional information. On the date of acquisition, Old National assumed deposit liabilities valued at approximately $427 million and acquired a portfolio of loans valued at approximately $5.6 million.

NOTE 3 — INVESTMENT SECURITIES
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2009
Available-for-Sale
U.S. Treasury	$1,002	$1	$—	$1,003
U.S. Government-sponsored entities and agencies	918,366	3,260	(7,389)	914,237
Mortgage-backed securities — Agency	688,439	19,783	(93)	708,129
Mortgage-backed securities — Non-agency	216,215	933	(42,551)	174,597
States and political subdivisions	508,496	27,159	(1,060)	534,595
Pooled trust prefered securities	28,498	—	(16,100)	12,398
Other securities	138,200	6,098	(3,038)	141,260

Total available-for-sale securities	$2,499,216	$57,234	$(70,231)	$2,486,219

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$227,461	$2,029	$(1,613)	$227,877
Mortgage-backed securities — Agency	165,639	3,934	—	169,573
Other securities	2,909	—	(406)	2,503

Total held-to-maturity securities	$396,009	$5,963	$(2,019)	$399,953

2008
Available-for-Sale
U.S. Government-sponsored entities and agencies	$381,634	$7,644	$—	$389,278
Mortgage-backed securities — Agency	850,222	15,125	(586)	864,761
Mortgage-backed securities — Non-agency	276,842	318	(60,302)	216,858
States and political subdivisions	471,246	16,030	(5,072)	482,204
Pooled trust preferred securities	48,853	—	(29,186)	19,667
Other securities	160,848	883	(9,473)	152,258

Total available-for-sale securities	$2,189,645	$40,000	$(104,619)	$2,125,026

Held-to-Maturity
Mortgage-backed securities	$90,987	$1,529	$—	$92,516
Other securities	8,674	—	(359)	8,315

Total held-to-maturity securities	$99,661	$1,529	$(359)	$100,831

Proceeds from sales of investment securities available-for-sale were $1.042 billion in 2009, $281.0 million in 2008 and $205.4 million in 2007. In 2009, realized gains were $28.2 million and losses were $0.9 million. Included in the realized gains is $1.1 million of gains that resulted from approximately $353.8 million of investment securities which were called by the issuers. Also impacting investment securities in 2009 are other-than-temporary-impairment charges related to credit loss on six pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $24.8 million, described below. In 2008, realized gains were $9.5 million and losses were $1.9 million for a net realized gain of $7.6 million. The majority of this gain, or $5.4 million, resulted from approximately $405.2 million of investment securities which were called by the issuers. In 2007, realized gains were $1.2 million and losses were $4.2 million. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.514 billion in 2009 and $1.262 billion in 2008.

At December 31, 2009, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $169.6 million by Indiana, which represented 20.1% of shareholders’ equity. At December 31, 2008, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $183.3 million by Indiana, which represented 25.1% of shareholders’ equity, and $82.3 million by Texas, which represented 11.3% of shareholders’ equity.
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

	2009		Weighted	2008		Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
(dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
Maturity
Available-for-sale
Within one year	$189,690	$178,687	3.97%	$156,293	$156,558	4.94%
One to five years	1,019,693	1,012,714	3.89	1,002,564	956,394	4.96
Five to ten years	350,866	357,566	4.61	382,923	382,311	5.78
Beyond ten years	938,967	937,252	5.28	647,865	629,763	6.04

Total	$2,499,216	$2,486,219	4.52%	$2,189,645	$2,125,026	5.42%

Held-to-maturity
One to five years	$168,548	$172,076	3.64%	$99,661	$100,831	4.50%
Five to ten years	227,461	227,877	3.88	—	—	—

Total	$396,009	$399,953	3.78%	$99,661	$100,831	4.50%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$261,186	$(7,389)	$—	$—	$261,186	$(7,389)
Mortgage-backed securities — Agency	18,488	(93)	37	—	18,525	(93)
Mortgage-backed securities — Non-agency	1,141	(8)	140,622	(42,543)	141,763	(42,551)
States and political subdivisions	75,918	(871)	6,783	(189)	82,701	(1,060)
Pooled trust preferrred securities	—	—	12,398	(16,100)	12,398	(16,100)
Other securities	4,445	(40)	8,891	(2,998)	13,336	(3,038)

Total available-for-sale	$361,178	$(8,401)	$168,731	$(61,830)	$529,909	$(70,231)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$93,467	$(1,613)	$—	$—	$93,467	$(1,613)
Other securities	—	—	2,502	(406)	2,502	(406)

Total held-to-maturity	$93,467	$(1,613)	$2,502	$(406)	$95,969	$(2,019)

2008
Available-for-Sale
Mortgage-backed securities — Agency	$66,047	$(212)	$33,689	$(374)	$99,736	$(586)
Mortgage-backed securities — Non-agency	83,360	(13,259)	116,192	(47,043)	199,552	(60,302)
States and political subdivisions	121,276	(5,072)	—	—	121,276	(5,072)
Pooled trust preferrred securities	—	—	19,668	(29,186)	19,668	(29,186)
Other securities	81,326	(7,793)	10,117	(1,680)	91,443	(9,473)

Total available-for-sale	$352,009	$(26,336)	$179,666	$(78,283)	$531,675	$(104,619)

Held-to-Maturity
Other securities	$—	$—	$8,315	$(359)	$8,315	$(359)

Total held-to-maturity	$—	$—	$8,315	$(359)	$8,315	$(359)

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
As of December 31, 2009, Old National’s security portfolio consisted of 1,078 securities, 136 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below.
Non-agency Mortgage-backed Securities
At December 31, 2009, the Company’s securities portfolio contained non-agency collateralized mortgage obligations with a market value of $174.6 million which had net unrealized losses of approximately $41.6 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of December 31, 2009 ten of these securities were rated below investment grade with grades ranging from B to CC. Three of the ten securities are rated B and have a market value of $27.2 million, four of the securities are rated CCC with a market value of $34.9 million and three of the securities are rated CC with a market value of $33.4 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal write-down of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states and a higher default-curve and severity percentages were applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $4.4 million of other-than-temporary impairment on these securities for the twelve months ended December 31, 2009. The market value of these non-agency mortgage-backed securities was $95.4 million at December 31, 2009.

Pooled Trust Preferred Securities
Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and include $14.4 million amortized cost. These securities were rated A2 and A3 at inception, but at December 31, 2009, Moody’s rated one security Baa2, one security Caa3 and five securities Ca. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2009, our model indicated other-than-temporary-impairment losses on six securities of $28.6 million, of which $20.4 million was recorded as expense and $8.2 million was recorded in other comprehensive income. At December 31, 2009, the book value of these six securities was $13.2 million and they remained classified as available for sale. Together, the seven securities subject to FASB ASC 325-10 accounted for $8.4 million of the unrealized loss in the pooled trust preferred securities category at December 31, 2009. Two of our pooled trust preferred securities are not subject to FASB ASC 325-10. These securities, with unrealized losses of $7.7 million at December 31, 2009, were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
The following table details all securities with other-than-temporary-impairment, their credit rating at December 31, 2009 and the related credit losses recognized in earnings. There were no credit losses recognized prior to 2009.

				Amount of other-than-temporary-impairment
				recognized in earnings
		Moody’s	Book	First	Second	Third	Fourth
	Vintage	Rating (1)	Value	Quarter	Quarter	Quarter	Quarter	2009
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	B2	$14,106	$—	$—	$—	$63	$63
CWALT Ser 73CB	2005	B3	7,735	—	—	—	83	83
CWALT Ser 73CB	2005	B3	9,646	—	—	—	182	182
CWHL 2006-10	2006	CC	10,339	—	—	276	486	762
CWHL 2005-20	2005	B	13,989	—	—	—	72	72
FHASI Ser 4	2007	CCC	22,246	—	—	—	223	223
RFMSI Ser S9	2006	CC	32,992	—	—	—	1,880	1,880
RFMSI Ser S10	2006	CCC	4,436	—	—	—	249	249
RALI QS2	2006	Caa1	7,868	—	—	216	523	739
RFMSI S1	2006	B1	7,117	—	—	—	176	176

			130,474	—	—	492	3,937	4,429

Pooled trust preferred securities:
TROPC	2003	Ca	1,447	828	1,583	394	712	3,517
MM Community Funding IX	2003	Caa3	2,310	282	1,178	1,152	—	2,612
Reg Div Funding	2004	Ca	4,601	1,281	2,915	110	893	5,199
Pretsl XII	2003	Ca	2,895	—	810	517	570	1,897
Pretsl XV	2004	Ca	1,693	—	895	816	1,663	3,374
Reg Div Funding	2005	Ca	295	—	483	1,581	1,703	3,767

			13,241	2,391	7,864	4,570	5,541	20,366
Total other-than-temporary- impairment recognized in earnings				$2,391	$7,864	$5,062	$9,478	$24,795

(1)	If Moody’s rating not available, lowest rating was used.

NOTE 4 – LOANS HELD FOR SALE
Since January 1, 2008, residential loans that Old National has committed to sell have been recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). Prior to this, these residential loans had been recorded at the lower of cost or market value. At December 31, 2009 and 2008, Old National had residential loans held for sale of $17.5 million and $17.2 million, respectively.
In June 2009, Old National transferred $370.2 million of leases to held for sale status. During the third quarter, $258.0 million of these leases were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Approximately $46.0 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or market at September 30, 2009. Approximately $55.3 million of finance leases remained available for sale at December 31, 2009. The leases held for sale have maturities ranging from 1 to 18 years and interest rates ranging from 3.76% to 9.73%. All of the leases held for sale are to municipalities, with various types of equipment securing the leases, and all of the leases are current.
During 2009, commercial and commercial real estate loans held for investment of $2.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.0 million, resulting in a write-down on loans transferred to held for sale of $0.6 million, which was recorded as a reduction to the allowance for loan losses. At December 31, 2009, there were no loans held for sale under this arrangement.
During 2008, commercial loans held for investment of $2.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold, with no write-down on the loans transferred. At December 31, 2008, there were no loans held for sale under this arrangement.
NOTE 5 – LOANS
The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2009	2008
Commercial	$1,287,168	$1,897,966
Commercial real estate	1,062,910	1,154,916
Residential real estate	403,391	496,526
Consumer credit, net of unearned income	1,082,017	1,210,951

Total loans	$3,835,486	$4,760,359

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
Executive officers and directors of Old National and significant subsidiaries and their related interests are loan clients of Old National’s affiliate bank in the normal course of business. An analysis of the current year activity of these loans is as follows:

(dollars in thousands)	2009
Balance, January 1	$21,126
New loans	2,860
Repayments	(7,349)
Officer and director changes	(925)

Balance, December 31	$15,712

NOTE 6 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

(dollars in thousands)	2009	2008	2007
Balance, January 1,	$67,087	$56,463	$67,790
Additions:
Provision charged to expense	63,280	51,464	4,118
Allowance of acquired bank	—	—	5,699
Deductions:
Write-downs from loans transferred to held for sale	572	—	5,337
Loans charged-off	78,039	51,220	26,938
Recoveries	(17,792)	(10,380)	(11,131)

Net charge-offs	60,819	40,840	21,144

Balance, December 31	$69,548	$67,087	$56,463

Individually impaired loans were as follows:

	December 31,	December 31,
(dollars in thousands)	2009	2008
Impaired loans without an allowance for loan losses allocation	$12,659	$13,968
Impaired loans with an allowance for loan losses allocation	36,452	38,425

Total impaired loans	$49,111	$52,393

Allowance for loan losses allocated to impaired loans	$14,503	$13,599

For the years ended December 31, 2009 and 2008, the average balance of impaired loans was $58.6 million and $56.5 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	December 31,	December 31,
(dollars in thousands)	2009	2008
Nonaccrual loans	$67,016	$64,041
Renegotiated loans not on nonaccrual	—	—

Total nonperforming loans	$67,016	$64,041

Past due loans (90 days or more and still accruing)	3,501	2,908

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $10.0 million and had specific allocations of allowance for loan losses of $3.5 million. There were no loans modified in troubled debt restructurings at December 31, 2008.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,686	—	8,686

Balance, December 31, 2009	$128,011	$39,873	$167,884

Balance, January 1, 2008	$119,325	$39,873	$159,198
Goodwill acquired during the period	—	—	—

Balance, December 31, 2008	$119,325	$39,873	$159,198

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2009 and determined that no impairment existed as of this date. Old National recorded $8.7 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.
The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2009 and 2008 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
2009
Amortized intangible assets:
Core deposit	$26,810	$(10,794)	$16,016
Customer business relationships	25,753	(12,705)	13,048
Customer loan relationships	4,413	(1,170)	3,243

Total intangible assets	$56,976	$(24,669)	$32,307

2008
Amortized intangible assets:
Core deposit	$15,623	$(7,203)	$8,420
Customer business relationships	25,753	(10,189)	15,564
Customer loan relationships	4,413	(769)	3,644

Total intangible assets	$45,789	$(18,161)	$27,628

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated lives, generally over a period of 7 to 25 years. During the first quarter of 2009, Old National recorded $11.2 million of core deposit intangibles associated with the acquisition of the branch banking network of Citizens Financial Group, which is included in the “Community Banking” segment. (See Note 22 to the consolidated financial statements for a description of the Company’s operating segments.) During the first quarter of 2008, Old National recorded $0.2 million of customer relationship intangibles associated with the purchase of an insurance book of business, which is included in the “Other” column for segment reporting.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded impairment charges of $0.5 million and $0.7 million during the fourth quarter of 2009 and the second quarter of 2008, respectively. Both charges related to a book of business held by one of the Company’s insurance subsidiaries which experienced the loss of two significant customers. The insurance subsidiary is included in the “Other” column for segment reporting. Total amortization expense including impairment charges associated with intangible assets was $6.5 million in 2009, $4.4 million in 2008 and $3.5 million in 2007.

Estimated amortization expense for the future years is as follows:

Estimated
Amortization
(dollars in thousands)	Expense
2010	$6,130
2011	5,546
2012	4,840
2013	4,050
2014	3,259
Thereafter	8,482

Total	$32,307

NOTE 8 – DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $653.3 million and $550.0 million, respectively. At December 31, 2009, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2010	$1,074,639
Due in 2011	337,345
Due in 2012	244,240
Due in 2013	188,986
Due in 2014	33,060
Thereafter	129,307
SFAS 133 fair value hedge	(23)

Total	$2,007,554

NOTE 9 – SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2009
Outstanding at year-end	$1,483	$318,088	$11,573	$331,144
Average amount outstanding	155,982	297,148	74,017	527,147
Maximum amount outstanding at any month-end	488,392	319,590	158,809
Weighted average interest rate:
During year	0.20%	0.20%	0.68%	0.27%
End of year	—	0.17	—	0.16

2008
Outstanding at year-end	$287,155	$332,505	$29,963	$649,623
Average amount outstanding	233,648	324,659	58,628	616,935
Maximum amount outstanding at any month-end	403,201	362,532	130,393
Weighted average interest rate:
During year	2.09%	1.23%	3.45%	1.77%
End of year	0.20	0.26	0.77	0.26

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
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of December 31, 2009.
Term Auction Facility
On January 2, 2009, Old National borrowed $100 million from the Federal Reserve under its Term Auction Facility. The borrowing had an interest rate of .20% and a maturity of 83 days. On January 15, 2009, Old National borrowed an additional $50 million from the Federal Reserve under the Term Auction Facility. The additional borrowing had an interest rate of .25% and a maturity of 28 days. On February 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of March 12, 2009. On March 12, 2009, the $50 million borrowing was rolled over into new debt with an interest rate of .25% and a maturity date of April 9, 2009. On April 9, 2009, the $50 million debt matured and was replaced with $100 million of new debt with an interest rate of .25% and a maturity date of May 7, 2009. On April 23, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 16, 2009. On June 4, 2009, Old National borrowed an additional $50 million with an interest rate of .25% and a maturity date of July 2, 2009. There was no amount outstanding under the Term Auction Facility as of December 31, 2009.
Treasury Investment Program
As of December 31, 2009, Old National had $11.6 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At December 31, 2009, the effective interest rate on these funds was 0%.

NOTE 10 – FINANCING ACTIVITIES
The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2009	2008
Old National Bancorp:
Senior unsecured notes (fixed rate 5.00%) maturing May 2010	$50,000	$50,000
Junior subordinated debentures (fixed rates 6.27% to 8.00% and variable rate 3.30%) maturing maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(726)	(771)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 3.46% and variable rate 3.08%) maturing December 2010 to October 2014	99,000	99,000
Federal Home Loan Bank advances (fixed rates 3.20% to 8.34% and variable rates 1.85% to 2.56%) maturing August 2011 to January 2023	289,974	425,198
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,350	4,390
SFAS 133 fair value hedge and other basis adjustments	(1,539)	(950)

Total other borrowings	$699,059	$834,867

Contractual maturities of long-term debt at December 31, 2009, were as follows:

(dollars in thousands)
Due in 2010	$74,043
Due in 2011	225,046
Due in 2012	100,688
Due in 2013	76,170
Due in 2014	50,889
Thereafter	174,488
SFAS 133 fair value hedge and other basis adjustments	(2,265)

Total	$699,059

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.68% and 3.81% at December 31, 2009, and 2008, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
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
At December 31, 2009, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2010	$390
2011	390
2012	390
2013	390
2014	410
Thereafter	10,903

Total minimum lease payments	12,873
Less amounts representing interest	8,523

Present value of net minimum lease payments	$4,350

NOTE 11 – INCOME TAXES
Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2009	2008	2007
Provision at statutory rate of 35%	$(2,582)	$21,560	$32,275
Tax-exempt income	(14,854)	(15,695)	(14,298)
Reserve for unrecognized tax benefits	(706)	(6,611)	(1,847)
State income taxes	(3,829)	(398)	140
Other, net	857	267	1,053

Income tax expense (benefit)	$(21,114)	$(877)	$17,323

Effective tax rate	286.2%	(1.4)%	18.8%

The effective tax rate varied significantly from 2007 to 2009 due to large fluctuations in pre-tax income while the other items affecting the rate, in particular tax-exempt income, remained relatively stable. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2009	2008	2007
Income taxes currently payable
Federal	$4,248	$8,269	$32,732
State	—	(612)	216
Deferred income taxes related to:
Provision for loan losses	(3,042)	(5,982)	4,443
Other, net	(22,320)	(2,552)	(20,068)

Deferred income tax benefit	(25,362)	(8,534)	(15,625)

Provision for (benefit from) income taxes	$(21,114)	$(877)	$17,323

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2009	2008
Deferred Tax Assets
Allowance for loan losses, net of recapture	$35,183	$32,141
Benefit plan accruals	6,131	3,107
AMT credit	25,075	15,999
Unrealized losses on available- for-sale investment securities	5,276	24,106
Unrealized losses on hedges	—	311
Unrealized losses on benefit plans	9,102	8,346
Net operating loss	3,578	681
Premises and equipment	37,715	38,566
Other-than-temporary-impairment	9,451	—
Other, net	5,223	5,726

Total deferred tax assets	136,734	128,983

Deferred Tax Liabilities
Accretion on investment securities	(993)	(437)
Lease receivable, net	(7,434)	(7,008)
Purchase accounting	(11,285)	(10,899)
Unrealized gains on held-to-maturity securities	(541)	—
Unrealized gains on hedges	(131)	—
Other, net	(3,533)	(4,127)

Total deferred tax liabilities	(23,917)	(22,471)

Net deferred tax assets	$112,817	$106,512

No valuation allowance was recorded at December 31, 2009 and 2008 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National does not have a federal net operating loss carryforward at December 31, 2009. Old National has state net operating loss carryforwards totaling $66.0 million. If not used, the net operating loss carryforwards will begin to expire in 2022.
Unrecognized Tax Benefits
The Company adopted FASB ASC 740-10, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2009	2008	2007
Balance at January 1	$7,513	$11,554	$11,002
Additions based on tax positions related to the current year	1,638	2,054	1,248
Reductions due to statute of limitations expiring	(651)	—	—
Reductions for tax positions of prior years	—	(4,735)	—
Settlements	—	(1,360)	(696)

Balance at December 31	$8,500	$7,513	$11,554

Settlements include effective settlements from tax audits. No cash settlements were paid during 2009. Approximately $1.3 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The Company recorded interest and penalties in the income statement for the years ended December 31, 2009, 2008 and 2007 of $0, a benefit of $0.2 million and $1.2 million, respectively. The amount accrued for interest and penalties in the balance sheet at both December 31, 2009 and 2008 was $1.3 million.
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2006 through 2009 tax years are open and subject to examination.
In the third quarter of 2009, the Company reversed $0.7 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.7 million income tax reversal relates to the 2005 statute of limitations expiring. The statute of limitations expired in the third quarter of 2009. As a result, the Company reversed a total of $0.7 million from its unrecognized tax benefit liability which includes $.05 million of interest.
In the first quarter of 2008, the Company reversed $6.6 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $6.6 million income tax reversal primarily relates to a U.S. Tax Court decision confirming that a subsidiary of a bank can deduct the interest expense of tax exempt obligations it has purchased. The time for the Internal Revenue Service to appeal the court ruling expired in the first quarter. The Company also was informed by the Internal Revenue Service that they would not audit tax year 2005 as they previously indicated. The statute of limitations for 2005 subsequently expired in the third quarter of 2009. As a result of these items, the Company reversed a total of $6.6 million from its unrecognized tax benefit liability which includes $0.5 million of interest.
NOTE 12 – EMPLOYEE BENEFIT PLANS
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
Old National adopted guidance impacting FASB ASC 715 (Statement of Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R)” as of December 31, 2006. FASB ASC 715 requires that the company recognize the overfunded or underfunded status of its defined benefit plans as an asset or liability in the balance sheet. Future changes in the funded status will be recognized through comprehensive income in the year in which they occur.

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of the Company’s defined benefit plans:

(dollars in thousands)	2009	2008
Change in Projected Benefit Obligation
Balance at January 1	$34,569	$41,731
Interest cost	1,974	2,143
Benefits paid	(2,213)	(1,487)
Actuarial (gain)/loss	7,607	(5,275)
Settlement	—	(2,543)

Projected Benefit Obligation at December 31	41,937	34,569

Change in Plan Assets
Fair value at January 1	26,920	43,641
Actual return on plan assets	6,198	(13,458)
Employer contributions	370	767
Benefits paid	(2,213)	(1,487)
Settlement	—	(2,543)

Fair value of Plan Assets at December 31	31,275	26,920

Funded status at December 31	(10,662)	(7,649)

Amounts recognized in the statement of financial position at December 31:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(10,662)	(7,649)

Net amount recognized	$(10,662)	$(7,649)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$22,754	$20,865

Total	$22,754	$20,865

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.6 million.
The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $41.9 million and $34.6 million at December 31, 2009 and 2008, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2009	2008	2007
Net Periodic Benefit Cost
Interest cost	$1,974	$2,143	$2,343
Expected return on plan assets	(1,933)	(3,169)	(3,331)
Recognized actuarial loss	1,453	632	772

Net periodic benefit cost	$1,494	$(394)	$(216)
Settlement cost	—	1,498	1,188

Total net periodic benefit cost	$1,494	$1,104	$972

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$3,342	$11,353	$556
Amortization of net actuarial loss	(1,453)	(632)	(773)
Settlement cost	—	(1,498)	(1,188)

Total recognized in Other Comprehensive Income	$1,889	$9,223	$(1,405)

Total recognized in net periodic benefit cost and other comprehensive income	$3,383	$10,327	$(433)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2009	2008	2007
Benefit obligations:
Discount rate at the end of the period	5.25%	6.25%	5.75%
Net periodic benefit cost:
Discount rate at the beginning of the period	6.25%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	N/A
The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Citigroup Pension Liability Index yield curve for the month preceding the fiscal year-end.
Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	Expected
	Long-Term	2010 Target
Asset Category	Rate of Return	Allocation	2009	2008	2007
Equity securities	9.00% - 9.50%	40 - 70%	71%	66%	67%
Debt securities	4.00% - 5.85%	30 - 60%	29	34	32
Cash equivalents	—	0 - 15%	—	—	1

Total			100%	100%	100%

The Company’s overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2009, 2008 and 2007, respectively.

The fair value of the Company’s plan assets are determined based on observable level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. As of December 31, 2009, the fair value of plan assets, by asset category, is as follows:

		Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Plan Assets
Large U.S. Equity	$15,761	$—	$15,761	$—
International Equity	6,567	—	6,567	—
Short-Term Fixed Income	27	—	27	—
Fixed Income	8,920	—	8,920	—

Total Plan Assets	$31,275	$—	$31,275	$—

As of December 31, 2009, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2010	$8,080
2011	3,550
2012	3,920
2013	3,210
2014	3,320
Years 2015 - 2019	13,950
Old National expects to contribute cash of $0.7 million to the pension plans in 2010.
EMPLOYEE STOCK OWNERSHIP PLAN
Effective January 1, 2006, the Employee Stock Ownership and Savings Plan (401k) was amended. The amended plan permits employees to participate the first month following one month of service. Old National’s contributions to the plan were made in the form of Old National Bancorp stock or cash contributed to the plan for purchase of Old National Bancorp stock on the market. Old National will match 100% of participant contributions up to 6% of each participant’s salary. All contributions vest immediately and plan participants may elect to diversify 2006 and all future contributions. Those participants who have attained the age of 55 may also diversify previous contributions. Effective October 1, 2006, the plan was amended to allow all participants to diversify previous contributions of Old National Bancorp stock. Effective October 1, 2008, Old National’s contributions are in cash and invested in the Plan’s investment options in the same percentages as participant contributions. In addition, Old National may contribute an amount designated at the sole discretion of the Board of Directors. Old National’s Board of Directors’ designated no discretionary contributions in 2009, 2008 or 2007. During the years ended December 31, 2009, 2008 and 2007, the number of Old National shares allocated to the plan were 1.7 million, 1.8 million and 1.9 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $7.1 million in 2009, $6.6 million in 2008 and $6.4 million in 2007.

NOTE 13 – STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The Company’s 2008 Incentive Compensation Plan, which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2009, 1.4 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost that has been charged against income for these plans was $1.3 million, $2.0 million, and $1.6 million for 2009, 2008, and 2007, respectively. The total income tax benefit was $0.5 million, $0.7 million, and $0.6 million, respectively.
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
The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2009	2008	2007
Wtd-average risk-free interest rate	2.1%	3.0%	4.9%
Expected life of option (years)	6	6	6
Expected stock volatility	28.8%	15.8%	15.0%
Expected dividend yield	5.3%	5.3%	4.2%
A summary of the activity in the stock option plan for 2009 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Outstanding, January 1	5,925	$20.55
Granted	177	13.31
Exercised	(11)	8.92
Forfeited	(35)	19.20

Outstanding, December 31	6,056	$20.37	3.1	$94.4

Options exercisable at end of year	5,632	$20.77	2.7	$94.4

Information related to the stock option plan during each year follows:

(dollars in thousands)	2009	2008	2007
Intrinsic value of options exercised	$44	$277	$81
Cash received from option exercises	97	1,940	130
Tax benefit realized from option exercises	—	45	—
Weighted average fair value of options granted	2.03	1.12	3.39
As of December 31, 2009, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1 year.

During 2009, the Company modified the term of 23 thousand share options. As a result of the modification, the Company recognized additional compensation expense of $35 thousand for the year ended December 31, 2009. There were no modifications during 2008 and 2007.
Restricted Stock
Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods ranging from 3 to 5 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.
A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2009	582	$18.14
Granted during the year	79	13.15
Vested during the year	(76)	18.77
Forfeited during the year	(111)	21.34

Nonvested balance at December 31, 2009	474	$16.46

As of December 31, 2009, there was $1.8 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.02 years. The total fair value of the shares vested during the years ended December 31, 2009, 2008 and 2007 was $1.4 million, $0.8 million and $0.6 million.
During 2008, the Company modified the number of shares, performance period and vesting schedule of a restricted stock award issued to an employee. As a result of that modification, the Company recognized additional compensation expense of $45 thousand for the year ended December 31, 2008. There were no restricted stock modifications during 2007.
Restricted Stock Units
Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.
A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2009	—	$—
Granted during the year	106	12.55

Nonvested balance at December 31, 2009	106	$12.55

As of December 31, 2009, there was $0.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.00 years. Old National began granting restricted stock units during 2009 and no shares had vested as of December 31, 2009.
NOTE 14 – OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM
Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2009, Old National had issued 46,805 shares under this program.

NOTE 15 – SHAREHOLDERS’ EQUITY
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 17, 2009, with total authorized and unissued common shares reserved for issuance of 3.4 million. In 2009, 195 thousand shares were issued related to these plans with proceeds of approximately $2.0 million. As of December 31, 2009, 3.3 million authorized and unissued common shares were reserved for issuance under the plan.
EMPLOYEE STOCK PURCHASE PLAN
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased can not exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares.
SHAREHOLDER RIGHTS PLAN
Old National has a Rights Agreement whereby one right is distributed for each outstanding share of Old National’s common stock. The rights become exercisable on the tenth day following a public announcement that a person has acquired or intends to acquire beneficial ownership of 20% or more of Old National’s outstanding common stock. Upon exercising the rights, the holder is entitled to buy 1/100 of a share of Junior Preferred Stock at $60, subject to adjustment, for every right held. Upon the occurrence of certain events, the rights may be redeemed by Old National at a price of $0.01 per right.
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
The Old National Rights Agreement is scheduled to expire on March 1, 2010. As previously disclosed in our current report on Form 8-K filed with the SEC on February 2, 2010, Old National’s Board of Directors elected not to take action to amend or extend the term of the Rights Agreement.
PREFERRED STOCK
On December 12, 2008, Old National announced that it had entered into an agreement to sell Series T Preferred Stock having a liquidation value of $100 million to the Treasury Department as part of the CPP for healthy financial institutions announced in late October 2008. As part of the CPP, Old National entered into a Letter Agreement and Securities Purchase Agreement with the Treasury Department on December 12, 2008, pursuant to which Old National sold (i) 100,000 shares of Old National’s Series T Preferred Stock and (ii) Warrants to purchase up to 813,008 shares of Old National’s common stock at an initial per share exercise price of $18.45. The net proceeds were allocated between the Series T Preferred Stock and Warrants based on relative fair value. The Series T Preferred Stock would be accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.
The Series T Preferred Stock qualified as Tier 1 capital and the Treasury Department was entitled to cumulative dividends at a rate of 5% per year for the first five years, and 9% per year thereafter. The Series T Preferred Stock had priority in the payment of dividends over any cash dividends paid to common stockholders. The adoption of ARRA permitted Old National to redeem the Series T Preferred Stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with Old National’s regulatory agency. On March 31, 2009, Old National accelerated the accretion of the $2.6 million discount and repurchased all of the $100 million of Series T Preferred Stock from the Treasury Department.

The Warrants had a 10-year term and were immediately exercisable upon issuance. The Warrants were repurchased by Old National on May 11, 2009, for $1.2 million. As a result of the Warrant repurchase, the Treasury Department does not own any securities of Old National issued under the CPP.
COMMON STOCK
The December 31, 2009 balance includes approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
NOTE 16 – FAIR VALUE
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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$1,003	$1,003	$—	$—
U.S. Government-sponsored entities and agencies	914,237	—	914,237	—
Mortgage-backed securities — Agency	708,129	—	708,129	—
Mortgage-backed securities — Non-agency	174,597	—	174,597	—
States and political subdivisions	534,595	—	534,595	—
Pooled trust preferred securities	12,398	—	—	12,398
Other securities	141,260	—	141,260	—
Residential loans held for sale	17,530	—	17,530	—
Derivative assets	29,920	—	29,920	—
Financial Liabilities
Derivative liabilities	29,479	—	29,479	—

		Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Government-sponsored entities and agencies	$389,278	—	$389,278	$—
Mortgage-backed securities — Agency	864,761	—	864,761	—
Mortgage-backed securities — Non-agency	216,858	—	216,858	—
States and political subdivisions	482,204	—	482,204	—
Pooled trust preferred securities	19,667	—	—	19,667
Other securities	152,258	—	152,258	—
Residential loans held for sale	17,155	—	17,155	—
Derivative assets	46,768	—	46,768	—
Financial Liabilities
Certain retail certificates of deposit	49,309	—	49,309	—
Derivative liabilities	47,414	—	47,414	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,667
Accretion/amortization of discount or premium	(141)
Payments received	(110)
Credit loss write-downs	(20,366)
Increase/decrease in fair value of securities	13,348

Ending balance, December 31, 2009	$12,398

Included in the income statement is $141 thousand in interest expense from the amortization of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2008	$—
Accretion/amortization of discount or premium	3
Payments received	(29)
Decrease in fair value of securities	(12,593)
Transfers in and/or out of Level 3	32,286

Ending balance, December 31, 2008	$19,667

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2009 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$21,949	—	—	$21,949
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $36.4 million, with a valuation allowance of $14.5 million at December 31, 2009. Old National recorded $9.6 million of provision expense associated with these loans in 2009.

Fair Value Measurements at December 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$24,826	—	—	$24,826
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $38.4 million, with a valuation allowance of $13.6 million at December 31, 2008. Old National recorded $10.2 million of provision expense associated with these loans in 2008.
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
Additionally, the transaction provisions of FASB ASC 825-10 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Company did not elect the fair value option for any existing position at January 1, 2008.
The Company did elect the fair value option prospectively for the following items:
•	Residential mortgage loans held for sale
•	Certain retail certificates of deposit
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $108 thousand and $635 thousand of interest income for residential loans held for sale for the three and twelve months ended December 31, 2009, respectively. Included in the income statement are $85 thousand and $427 thousand of interest income for residential loans held for sale for the three and twelve months ended December 31, 2008, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $0 and $73 thousand of interest expense for the three and twelve months ended December 31, 2009, respectively, for certain retail certificates of deposit. The income statement includes $430 thousand and $1.4 million of interest expense for the three and twelve months ended December 31, 2008, respectively, for certain retail certificates of deposit.
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
Certain retail certificates of deposit
Old National has elected the fair value option for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. This election was adopted prospectively for certain retail certificates of deposit originated since January 1, 2008. At December 31, 2009, there were no retail certificates of deposit accounted for under the fair value option.

As of December 31, 2009, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$17,530	$284	$17,246
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the twelve months ended December 31, 2009:
Changes in Fair Value for the Twelve Months ended December 31, 2009, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(295)	$—	$—	$(295)
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

The carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2009 and 2008, respectively, are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value

2009
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$497,276	$497,276
Investment securities held-to-maturity	396,009	399,953
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	55,260	55,449
Loans, net (including impaired loans)	3,765,938	3,975,545
Accrued interest receivable	49,340	49,340

Financial Liabilities
Deposits	$5,903,488	$5,950,705
Short-term borrowings	331,144	331,156
Other borrowings	699,059	724,364
Accrued interest payable	12,778	12,778
Standby letters of credit	578	578

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,643

2008
Financial Assets
Cash, due from banks,federal funds sold and money market investments	$193,012	$193,012
Investment securities held-to-maturity	99,661	100,831
Federal Home Loan Bank stock	41,090	41,090
Loans, net (including impaired loans)	4,693,272	4,997,869
Accrued interest receivable	49,030	49,030

Financial Liabilities
Deposits	$5,372,978	$5,425,134
Short-term borrowings	649,623	649,610
Other borrowings	834,867	850,569
Accrued interest payable	14,954	14,954
Standby letters of credit	494	494

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,614
The following methods and assumptions were used to estimate the fair value of each type of financial instrument.
Cash, due from banks, federal funds sold, resell agreements, money market investments and accrued interest: For these instruments, the carrying amounts approximate fair value.
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

Finance leases held for sale: The fair value of leases held for sale is estimated using discounted future cash flows.
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
NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $297.5 million and $55.1 million at December 31, 2009 and December 31, 2008, respectively. The December 31, 2009 balances consist of $197.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value. The December 31, 2008 balances include $55.1 million notional amount of receive-fixed interest rate swaps on certain of its retail and brokered certificates of deposit.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2009, the notional amount of the interest rate lock commitments and forward commitments were $20.0 million and $36.1 million, respectively. At December 31, 2008, the notional amount of the interest rate lock commitments and forward commitments were $20.6 million and $37.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $479.8 million and $479.8 million, respectively, at December 31, 2009. At December 31, 2008, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $484.0 million and $484.0 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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
The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	December 31, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,789	Other assets	$1

Total derivatives designated as hedging instruments		$1,789		$1

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$27,749	Other assets	$45,737
Commodity contracts	Other assets	—	Other assets	130
Foreign exchange contracts	Other assets	12	Other assets	441
Mortgage contracts	Other assets	370	Other assets	459

Total derivatives not designated as hedging instruments		$28,131		$46,767

Total derivatives		$29,920		$46,768

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,188	Other liabilities	$—
Mortgage contracts	Other liabilities	—	Other liabilities	—

Total derivatives designated as hedging instruments		$1,188		$—

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$28,279	Other liabilities	$46,338
Commodity contracts	Other liabilities	—	Other liabilities	130
Foreign exchange contracts	Other liabilities	12	Other liabilities	441
Mortgage contracts	Other liabilities	—	Other liabilities	505

Total derivatives not designated as hedging instruments		$28,291		$47,414

Total derivatives		$29,479		$47,414

The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2009 and 2008 are as follows:

		Year ended	Year ended
(dollars in thousands)		December 31, 2009	December 31, 2008
	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives in Fair Value Hedging Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,995	$472
Interest rate contracts (2)	Other income / (expense)	998	160

Total		$2,993	$632

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives in Cash Flow Hedging Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,259	$—

Total		$1,259	$—

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives Not Designated as Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$(428)	$549
Interest rate contracts (3)	Other income / (expense)	(280)	(1,305)
Mortgage contracts	Mortgage banking revenue	416	(63)

Total		$(292)	$(819)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value.

See Note 16 to the consolidated financial statements.
NOTE 18 – COMMITMENTS AND CONTINGENCIES
LITIGATION
In the normal course of business, Old National and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter.

The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permits Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010. The briefing schedule on the motion is now complete and it is now ripe for the judge to rule. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.
In December 2006, Old National entered into a sale leaseback agreement with an unrelated third party for its three main buildings in downtown Evansville, Indiana. Old National sold assets with a carrying value of $69.9 million, received approximately $79.0 million in cash and incurred $0.4 million of selling costs. The $8.7 million deferred gain will be amortized over the term of the lease. The agreement requires rent payments of approximately $6.6 million per year over the next 20 years.
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
During 2009, Old National sold five financial centers in sale leaseback transactions to unrelated parties. Old National received cash proceeds of $10.6 million, net of selling costs. The properties sold had a carrying value of $9.2 million. The $1.4 million deferred gain will be amortized over the term of the leases. The leases have terms of fifteen and twenty years. Under the lease agreements, Old National is obligated to pay a base rent of $1.0 million per year.
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. Old National closed or merged 11 of these locations into existing branch locations during 2009. The leases have term of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.5 million per year.

Total rental expense was $29.7 million in 2009, $26.5 million in 2008 and $14.5 million in 2007. The following is a summary of future minimum lease commitments as of December 31, 2008:

(dollars in thousands)
2010	$33,833
2011	32,545
2012	31,276
2013	29,475
2014	27,695
Thereafter	307,097

Total	$461,921

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.038 billion and standby letters of credit of $103.2 million at December 31, 2009. At December 31, 2009, approximately $992 million of the loan commitments had fixed rates and $46 million had floating rates, with the fixed interest rates ranging from 0% to 18%. At December 31, 2008, loan commitments were $1.124 billion and standby letters of credit were $108.4 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2009 and 2008, the balance of the allowance for credit losses on unfunded loan commitments was $5.5 million and $3.5 million, respectively.
At December 31, 2009 and 2008, Old National had credit extensions of $25.9 million and $29.0 million, respectively with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2009 and 2008, the unsecured portion was $3.1 million and $4.0 million respectively.
NOTE 19 – FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2009, the notional amount of standby letters of credit was $103.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million. At December 31, 2008, the notional amount of standby letters of credit was $108.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.2 million at December 31, 2009.
NOTE 20 – REGULATORY RESTRICTIONS
RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances at December 31 were $28.8 million in 2009 and $47.5 million in 2008. In addition, Old National had $9.8 million in cash and due from banks which was held as collateral for collateralized swap positions as of December 31, 2009 and 2008.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. Old National used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007 and during the first quarter of 2009 received permission to pay a $40 million dividend to repurchase the $100 million of non-voting preferred shares from the U.S. Treasury. As a result of these special dividends, Old National Bank requires approval of regulatory authority for the payment of dividends to Old National. Such approval was obtained for the payment of dividends during 2009 and currently.
RESTRICTIONS ON THE PAYMENT OF DIVIDENDS
Old National has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition and other factors considered relevant by Old National’s Board of Directors. Additionally, the payment of dividends to the preferred shareholders in 2009 had priority over the payment of cash dividends to the common stockholders. On March 31, 2009, Old National repurchased all of the $100 million of Series T Preferred Stock from the Treasury Department.
CAPITAL ADEQUACY
Old National and Old National Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can elicit certain mandatory actions by regulators that, if undertaken, could have a direct material effect on Old National’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Old National and Old National Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require Old National and Old National Bank to maintain minimum amounts and ratios as set forth in the following table.
At December 31, 2009, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, Old National Bank must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2009
Total capital to risk-weighted assets
Old National Bancorp	$832,096	16.09%	$413,848	8.00%	$	N/A	N/A	%
Old National Bank	619,864	12.21	406,224	8.00		507,780	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	737,224	14.25	206,924	4.00		N/A	N/A
Old National Bank	526,168	10.36	203,112	4.00		304,668	6.00
Tier 1 capital to average assets
Old National Bancorp	737,224	9.51	310,210	4.00		N/A	N/A
Old National Bank	526,168	6.97	226,522	3.00		377,536	5.00

2008
Total capital to risk-weighted assets
Old National Bancorp	$836,759	15.06%	$444,413	8.00%	$	N/A	N/A	%
Old National Bank	732,318	13.41	436,732	8.00		545,915	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	707,304	12.73	222,207	4.00		N/A	N/A
Old National Bank	604,051	11.06	218,366	4.00		327,549	6.00
Tier 1 capital to average assets
Old National Bancorp	707,304	9.50	297,859	4.00		N/A	N/A
Old National Bank	604,051	8.21	220,698	3.00		367,830	5.00

NOTE 21 – PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National Bancorp:
OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2009	2008
Assets
Deposits in affiliate bank	$22,111	$22,807
Investment securities — available for sale	445	296
Investment in affiliates:
Banking subsidiaries	661,272	684,597
Non-banks	47,762	60,783
Advances to affiliates	196,029	50,039
Other assets	95,451	89,070

Total assets	$1,023,070	$907,592

Liabilities and Shareholders’ Equity
Other liabilities	$21,970	$19,498
Other borrowings	157,274	157,229
Shareholders’ equity	843,826	730,865

Total liabilities and shareholders’ equity	$1,023,070	$907,592

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Income
Dividends from affiliates	$94,958	$92,700	$153,000
Net securities gains	666	—	—
Other income	647	2,493	2,685
Other income from affiliates	869	92	29,796

Total income	97,140	95,285	185,481

Expense
Interest on borrowings	11,618	15,331	18,025
Other expenses	10,222	7,798	37,608

Total expense	21,840	23,129	55,633

Income before income taxes and equity in undistributed earnings of affiliates	75,300	72,156	129,848
Income tax benefit	(8,063)	(9,358)	(10,486)

Income before equity in undistributed earnings of affiliates	83,363	81,514	140,334
Dividends receivable from affiliates in excess of earnings	(69,626)	(19,036)	(65,444)

Net Income	$13,737	$62,478	$74,890

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Cash Flows From Operating Activities
Net income	$13,737	$62,478	$74,890

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67	106	113
Net premium (discount) on investment securities	434	—	—
Net securities (gains) losses	(663)	—	—
Stock option expense	392	407	298
Restricted stock expense (benefit)	918	1,597	1,292
Net losses on sales and write-downs of premises and equipment	—	—	311
(Increase) decrease in other assets	(6,302)	(6,479)	(9,296)
(Decrease) increase in other liabilities	2,450	(504)	15,740
Dividends received from affiliates in excess of earnings	69,626	19,036	65,444

Total adjustments	66,922	14,163	73,902

Net cash flows provided by operating activities	80,659	76,641	148,792

Cash Flows From Investing Activities
Cash and cash equivalents of subsidiaries acquired, net	—	—	469
Purchases and adjustments to purchase prices of subsidiaries	—	—	(78,109)
Purchases of investment securities available-for-sale	(191,994)	(296)	—
Proceeds from sales of investment securities available-for-sale	192,222	—	—
Net payments from (advances to) affiliates	(145,989)	(50,039)	—
Proceeds from sales of premises and equipment	—	—	4
Purchases of premises and equipment	—	(82)	(253)

Net cash flows provided by (used in) investing activities	(145,761)	(50,417)	(77,889)

Cash Flows From Financing Activities
Payments for maturities on other borrowings	—	(100,000)	(10,000)
Cash dividends paid on common stock	(30,380)	(60,801)	(57,782)
Cash dividends paid on preferred stock	(1,514)	—	—
Common stock repurchased	(353)	(457)	(4,102)
Proceeds from issuance of TARP preferred stock and warrants	—	99,885	—
Repurchase of TARP preferred stock and warrants	(101,200)	—	—
Common stock reissued under stock option, restricted stock and stock purchase plans	97	1,940	231
Common stock issued	197,756	—	—

Net cash flows provided by (used in) financing activities	64,406	(59,433)	(71,653)

Net increase (decrease) in cash and cash equivalents	(696)	(33,209)	(750)
Cash and cash equivalents at beginning of period	22,807	56,016	56,766

Cash and cash equivalents at end of period	$22,111	$22,807	$56,016

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
Summarized financial information concerning segments is shown in the following table for the years ended December 31.
SEGMENT INFORMATION

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
2009
Net interest income	$287,404	$(47,490)	$(8,515)	$231,399
Provision for loan losses	63,284	126	(130)	63,280
Noninterest income	94,132	5,422	63,906	163,460
Noninterest expense	270,249	7,878	60,829	338,956
Income (loss) before income taxes	48,003	(50,072)	(5,308)	(7,377)
Total assets	4,487,007	3,401,958	116,370	8,005,335

2008
Net interest income	$259,009	$(13,337)	$(2,347)	$243,325
Provision for loan losses	51,024	440	—	51,464
Noninterest income	83,181	14,918	68,870	166,969
Noninterest expense	226,272	3,498	67,459	297,229
Income (loss) before income taxes	64,894	(2,357)	(936)	61,601
Total assets	4,959,736	2,802,889	111,265	7,873,890

2007
Net interest income	$234,637	$(12,784)	$(2,662)	$219,191
Provision for loan losses	3,492	626	—	4,118
Noninterest income	80,328	5,815	68,995	155,138
Noninterest expense	207,006	4,518	66,474	277,998
Income (loss) before income taxes	104,467	(12,113)	(141)	92,213
Total assets	4,968,665	2,756,899	120,562	7,846,126

NOTE 23 – INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2009 and 2008.
INTERIM FINANCIAL DATA

(unaudited, dollars	Quarters Ended 2009				Quarters Ended 2008
and shares in thousands,	December	September	June	March	December	September	June	March
except per share data)	31	30	30	31	31	30	30	31
Interest income	$80,090	$83,422	$89,182	$87,983	$95,344	$95,679	$97,365	$104,134
Interest expense	25,067	27,011	28,415	28,785	32,749	36,083	36,021	44,344

Net interest income	55,023	56,411	60,767	59,198	62,595	59,596	61,344	59,790
Provision for loan losses	21,821	12,191	11,968	17,300	17,017	6,842	5,700	21,905
Noninterest income	36,616	39,003	45,606	42,235	37,585	38,995	43,513	46,876
Noninterest expense	90,775	83,966	86,751	77,464	78,996	72,463	74,834	70,936

Income (loss) before income taxes	(20,957)	(743)	7,654	6,669	4,167	19,286	24,323	13,825
Income tax expense (benefit)	(11,637)	(4,760)	(1,981)	(2,736)	(2,481)	2,271	4,848	(5,515)

Net income (loss)	(9,320)	4,017	9,635	9,405	6,648	17,015	19,475	19,340
Preferred stock dividends and discount accretion	—	—	—	(3,892)	(298)	—	—	—

Net income (loss) attributable to common stockholders	$(9,320)	$4,017	$9,635	$5,513	$6,350	$17,015	$19,475	$19,340

Net income (loss) per share :
Basic	$(0.11)	$0.06	$0.15	$0.08	$0.10	$0.26	$0.30	$0.29
Diluted	(0.11)	0.06	0.15	0.08	0.10	0.26	0.30	0.29

Average shares
Basic	86,701	66,635	65,950	65,793	65,730	65,645	65,640	65,623
Diluted	86,701	66,706	65,999	65,882	65,922	65,790	65,812	65,754
The higher provision for loan losses in 2009 is primarily attributable to the increase in net charge-offs. During the fourth quarter of 2009 we recorded a charge-off of $12.0 million related to a single commercial loan.
Noninterest expense increased in 2009 primarily due to expenses associated with the 65 Citizens Financial branches acquired in March 2009 as well as the increase in FDIC insurance expense. Income taxes decreased in 2009 because tax-exempt income comprised a higher percentage of total income and pre-tax income was lower than in 2008.

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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009. The applicable information appearing in the Proxy Statement for the 2010 annual meeting is incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009. The applicable information appearing in our Proxy Statement for the 2010 annual meeting is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009. The applicable information appearing in the Proxy Statement for the 2010 annual meeting is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009. The applicable information appearing in the Proxy Statement for the 2010 annual meeting is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2009. The applicable information appearing in the Proxy Statement for the 2010 annual meeting is incorporated by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets—December 31, 2009 and 2008 Consolidated Statements of Income—Years Ended December 31, 2009, 2008 and 2007 Consolidated Statements of Changes in Shareholders’ Equity—Years Ended December 31, 2009, 2008 and 2007 Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008 and 2007 Notes to Consolidated Financial Statements

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
Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

3	(ii)
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

(i)
Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(j)
Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(k)
Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

Exhibit
Number
(l)
Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(m)
Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(n)
Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(o)
Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(p)
Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(q)
Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(r)
Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(s)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(t)
Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(u)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(v)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(w)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(x)
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

Exhibit
Number
(y)
Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(z)
Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(aa)
Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ab)
Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ac)
Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ad)
Form of Employment Agreement for Robert G. Jones, Daryl D. Moore, Barbara A. Murphy and Christopher A. Wolking (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

(ae)
Severance/Change in Control agreement between Old National and Annette W. Hudgions (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

(af)
Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

(ag)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(ah)
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(ai)
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(aj)
Form of 2009 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ak)
Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(al)
Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

Exhibit
Number
(am)
Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bank and RBS Citizens, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

(an)
Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

(ao)
Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

(ap)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(aq)
Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(ar)
Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

	(as)	Form of 2010 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates is filed herewith.*

	(at)	Form of 2010 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates is filed herewith.*

	(au)	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21		Subsidiaries of Old National Bancorp

23.1		Consent of Crowe Horwath LLP

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones Robert G. Jones,	Date: February 26, 2010
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2010, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Joseph D. Barnette, Jr.	By:	/s/ Robert G. Jones
	Joseph D. Barnette, Jr., Director		Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan W. Braun	By:	/s/ Marjorie Z. Soyugenc
	Alan W. Braun, Director		Marjorie Z. Soyugenc, Director

By:	/s/ Larry E. Dunigan	By:	/s/ Kelly N. Stanley
	Larry E. Dunigan,		Kelly N. Stanley, Director
Chairman of the Board of Directors

By:	/s/ Arthur H. McElwee Jr.	By:	/s/ Linda E. White
	Arthur H. McElwee Jr., Director		Linda E. White, Director

By:	/s/ Niel C. Ellerbrook	By:	/s/ Christopher A. Wolking
	Niel C. Ellerbrook, Director		Christopher A. Wolking,
Senior Executive Vice President
Financial Officer (Principal Financial Officer)

By:	/s/ Andrew E. Goebel	By:	/s/ Joan M. Kissel
	Andrew E. Goebel, Director		Joan M. Kissel,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

By:	/s/ Phelps L. Lambert Phelps L. Lambert, Director