Form 10-Q
period 2010-03-31
OLD NATIONAL BANCORP /IN/
filed 2010-04-30
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 1-15817

OLD NATIONAL BANCORP
(Exact name of Registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1539838 (I.R.S. Employer Identification No.)

One Main Street Evansville, Indiana	47708 (Zip Code)
(Address of principal executive offices)

(812) 464-1294
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 87,161,000 shares outstanding at March 31, 2010.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2010	2009	2009
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$121,775	$144,156	$131,507
Money market and other interest-earning investments	258,385	353,120	42,588

Total cash and cash equivalents	380,160	497,276	174,095
Investment securities — available-for-sale, at fair value
U.S. Treasury	51,218	1,003	—
U.S. Government-sponsored entities and agencies	857,966	914,238	1,019,561
Mortgage-backed securities	891,473	882,726	1,045,142
States and political subdivisions	559,719	534,595	485,083
Other securities	159,650	153,657	160,517

Investment securities — available-for-sale	2,520,026	2,486,219	2,710,303
Investment securities — held-to-maturity, at amortized cost (fair value $458,070, $399,953 and $95,334 respectively)	450,036	396,009	92,989
Federal Home Loan Bank stock, at cost	36,090	36,090	41,090
Residential loans held for sale, at fair value	4,009	17,530	19,609
Finance leases held for sale	52,225	55,260	—
Loans:
Commercial	1,225,999	1,287,168	1,809,431
Commercial real estate	1,041,449	1,062,910	1,133,851
Residential real estate	403,007	403,391	488,539
Consumer credit, net of unearned income	1,044,488	1,082,017	1,189,711

Total loans	3,714,943	3,835,486	4,621,532
Allowance for loan losses	(72,098)	(69,548)	(71,775)

Net loans	3,642,845	3,765,938	4,549,757

Premises and equipment, net	53,923	52,399	58,586
Accrued interest receivable	44,583	49,340	48,248
Goodwill	167,884	167,884	167,791
Other intangible assets	30,686	32,307	37,813
Company-owned life insurance	224,540	224,652	223,816
Other assets	211,243	224,431	231,971

Total assets	$7,818,250	$8,005,335	$8,356,068

Liabilities
Deposits:
Noninterest-bearing demand	$1,179,809	$1,188,343	$1,039,333
Interest-bearing:
NOW	1,232,450	1,354,337	1,257,480
Savings	1,045,233	972,176	918,837
Money market	381,903	381,078	522,841
Time (including $0, $0 and $6,034, respectively, at fair value)	1,852,097	2,007,554	2,116,247

Total deposits	5,691,492	5,903,488	5,854,738
Short-term borrowings	357,983	331,144	827,092
Other borrowings	700,383	699,059	809,958
Accrued expenses and other liabilities	212,872	227,818	232,488

Total liabilities	6,962,730	7,161,509	7,724,276

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Preferred stock, series T, no par value, $100,000 liquidation value, 1,000 shares authorized, no shares issued and or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 87,161, 87,182 and 66,411 shares issued and outstanding, respectively	87,161	87,182	66,411
Capital surplus	746,932	746,775	571,755
Retained earnings	34,204	30,235	41,079
Accumulated other comprehensive loss, net of tax	(12,777)	(20,366)	(47,453)

Total shareholders’ equity	855,520	843,826	631,792

Total liabilities and shareholders’ equity	$7,818,250	$8,005,335	$8,356,068

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2010	2009
Interest Income
Loans including fees:
Taxable	$44,907	$51,694
Nontaxable	2,180	5,850
Investment securities, available-for-sale:
Taxable	20,796	23,481
Nontaxable	4,856	5,799
Investment securities, held-to-maturity, taxable	4,417	1,098
Money market investments and federal funds sold	186	61

Total interest income	77,342	87,983

Interest Expense
Deposits	13,936	17,790
Short-term borrowings	249	388
Other borrowings	8,040	10,607

Total interest expense	22,225	28,785

Net interest income	55,117	59,198
Provision for loan losses	9,281	17,300

Net interest income after provision for loan losses	45,836	41,898

Noninterest Income
Wealth management fees	4,287	3,827
Service charges on deposit accounts	11,946	10,689
ATM fees	5,527	4,140
Mortgage banking revenue	489	1,728
Insurance premiums and commissions	10,205	11,410
Investment product fees	2,053	2,239
Company-owned life insurance	845	696
Net securities gains	3,503	5,577
Impairment on available-for-sale securities (includes losses of $578 and $15,288, net of $73 and $12,897 recognized in other comprehensive income, pre-tax, for the three months ended March 31, 2010 and 2009, respectively)	(505)	(2,391)
Gain on derivatives	621	483
Gain on sale leaseback transactions	1,637	1,589
Other income	2,384	2,248

Total noninterest income	42,992	42,235

Noninterest Expense
Salaries and employee benefits	42,444	42,699
Occupancy	12,240	10,592
Equipment	2,796	2,314
Marketing	1,362	1,996
Data processing	5,515	4,891
Communication	2,687	2,551
Professional fees	1,701	2,642
Loan expense	908	875
Supplies	780	1,322
Loss on extinguishment of debt	22	405
FDIC assessment	2,447	2,084
Amortization of intangibles	1,622	1,002
Other expense	2,536	4,091

Total noninterest expense	77,060	77,464

Income before income taxes	11,768	6,669
Income tax expense (benefit)	1,699	(2,736)

Net income	10,069	9,405
Preferred stock dividends and discount accretion	—	(3,892)

Net income available to common stockholders	$10,069	$5,513

Net income per common share — basic	$0.12	$0.08
Net income per common share — diluted	0.12	0.08

Weighted average number of common shares outstanding — basic	86,752	65,793
Weighted average number of common shares outstanding — diluted	86,797	65,882

Dividends per common share	$0.07	$0.23
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	9,405	—	9,405	$9,405
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	4,913	4,913	4,913
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	709	709	709
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	429	429	429

Total comprehensive income							$15,456

Dividends — common stock	—	—	—	(15,227)	—	(15,227)
Dividends — preferred stock	—	—	—	(1,250)		(1,250)
Common stock issued	—	151	1,357	—	—	1,508
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(27)	(320)	—	—	(347)
Stock based compensation expense	—	—	739	—	—	739
Stock activity under incentive comp plans	—	(34)	104	(22)	—	48

Balance, March 31, 2009	$—	$66,411	$571,755	$41,079	$(47,453)	$631,792

Balance, December 31, 2009	$—	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	—	10,069	—	10,069	$10,069
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	7,036	7,036	7,036
Transferred securities, net of tax	—	—	—	—	(110)	(110)	(110)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	423	423	423
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	240	240	240

Total comprehensive income							$17,658

Dividends — common stock	—	—	—	(6,082)	—	(6,082)
Common stock repurchased	—	(41)	(438)	—	—	(479)
Stock based compensation expense	—	—	576	—	—	576
Stock activity under incentive comp plans	—	20	19	(18)	—	21

Balance, March 31, 2010	$—	$87,161	$746,932	$34,204	$(12,777)	$855,520

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$10,069	$9,405

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,615	1,536
Amortization and impairment of other intangible assets	1,621	1,002
Net premium (discount) amortization on investment securities	1,056	(620)
Restricted stock expense	513	646
Stock option expense	63	93
Provision for loan losses	9,281	17,300
Net securities gains	(3,503)	(5,577)
Impairment on available-for-sale securities	505	2,391
Gain on sale leasebacks	(1,637)	(1,589)
Gain on derivatives	(621)	(483)
Net gains on sales and write-downs of loans and other assets	(551)	(127)
Loss on extinguishment of debt	22	405
(Increase) decrease in cash surrender value of company owned life insurance	112	(690)
Residential real estate loans originated for sale	(18,898)	(57,880)
Proceeds from sale of residential real estate loans	33,004	56,129
Decrease in interest receivable	4,757	814
Decrease in other assets	10,575	3,398
Decrease in accrued expenses and other liabilities	(12,907)	(1,378)

Total adjustments	26,007	15,370

Net cash flows provided by operating activities	36,076	24,775

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	—	353,694
Purchases of investment securities available-for-sale	(216,540)	(836,865)
Purchases of investment securities held-to-maturity	(65,141)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	162,858	184,695
Proceeds from sales of investment securities available-for-sale	34,891	78,343
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	9,821	6,540
Proceeds from sale of loans	2,753	—
Net principal collected from customers	114,094	131,814
Proceeds from sale of premises and equipment and other assets	12	9
Purchases of premises and equipment	(4,143)	(4,772)

Net cash flows provided by (used in) investing activities	38,605	(86,542)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(8,534)	71,060
Savings, NOW and money market deposits	(48,005)	(69,822)
Time deposits	(155,457)	5,272
Short-term borrowings	26,839	177,469
Payments for maturities on other borrowings	(91)	(85)
Payments related to retirement of debt	—	(25,464)
Cash dividends paid on common stock	(6,082)	(15,227)
Cash dividends paid on preferred stock	—	(1,514)
Common stock repurchased	(479)	(347)
Proceeds from exercise of stock options, including tax benefit	12	—
Repurchase of TARP preferred stock and warrants	—	(100,000)
Common stock issued	—	1,508

Net cash flows provided by (used in) financing activities	(191,797)	42,850

Net increase (decrease) in cash and cash equivalents	(117,116)	(18,917)
Cash and cash equivalents at beginning of period	497,276	193,012

Cash and cash equivalents at end of period	$380,160	$174,095

Supplemental cash flow information:
Total interest paid	$20,738	$26,370
Total taxes paid (net of refunds)	$(5,125)	$2
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2010 and 2009, and December 31, 2009, and the results of its operations for the three months ended March 31, 2010 and 2009. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2009.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2010 presentation. Such reclassifications had no effect on net income.
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
At March 31, 2010, Old National had loan participations, which qualified as participating interests, with other financial institutions. The loans involved totaled $60.0 million, of which $29.8 million had been sold to other financial institutions and $30.2 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

FASB ASC 820-10 — In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.
FASB ASC 855 — In March 2010, the FASB issued an update (ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives) impacting FASB ASC 815-15, Derivatives and Hedging — Embedded Derivatives. The amendments clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This update becomes effective for the Company for the interim reporting period beginning after June 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.
NOTE 3 — ACQUISITION
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million. In accordance with FASB ASC 805 (SFAS No. 141(R) — Business Combinations), Old National has expensed approximately $5.1 million of costs related to the business combination and recorded goodwill of $8.7 million and $11.2 million of intangible assets. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 9 to the consolidated financial statements for additional information. On the date of acquisition, Old National assumed deposit liabilities valued at approximately $427 million and acquired a portfolio of loans valued at approximately $5.6 million.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three months ended March 31:

	Three Months Ended	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31, 2010	March 31, 2009
Basic Earnings Per Share
Net income	$10,069	$9,405
Less: Preferred stock dividends and accretion of discount	—	3,892

Net income available to common stockholders	10,069	5,513
Weighted average common shares outstanding	86,752	65,793
Basic Earnings Per Share	$0.12	$0.08

Diluted Earnings Per Share
Net income available to common stockholders	10,069	5,513

Weighted average common shares outstanding	86,752	65,793
Effect of dilutive securities:
Restricted stock (1)	38	78
Stock options (2)	7	11
Warrants (3)	—	—

Weighted average shares outstanding	86,797	65,882

Diluted Earnings Per Share	$0.12	$0.08

(1)	315 and 302 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at March 31, 2010 and 2009, respectively, because the effect would be antidulitive.

(2)	Options to purchase 6,018 shares and 6,054 shares outstanding at March 31, 2010 and 2009, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(3)	Warrants to purchase 813 shares at March 31, 2009, were not included in the computation because the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Net income	$10,069	$9,405
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	15,048	23,693
Reclassification adjustment for securities (gains) losses realized in income	(3,503)	(5,577)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(73)	(12,897)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	505	2,391
Income tax effect	(4,941)	(2,697)
Change in securities held-to-maturity:
Amortization of fair value previously recognized into accumulated other comprehensive income	(184)	—
Income tax effect	74	—
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	632	1,109
Reclassification adjustment on cash flow hedges	72	72
Income tax effect	(281)	(472)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	401	714
Income tax effect	(161)	(285)

Total other comprehensive income (loss)	7,589	6,051

Comprehensive income (loss)	$17,658	$15,456

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2010 and 2009:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	March 31,
(dollars in thousands)	2009	Income	2010
Unrealized gains (losses) on available-for-sale securities	$19,789	$7,079	$26,868
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(27,501)	(43)	(27,544)
Unrealized gains (losses) on held-to-maturity securities	812	(110)	702
Unrecognized gain (loss) on cash flow hedges	187	423	610
Defined benefit pension plans	(13,653)	240	(13,413)

Accumulated other comprehensive income (AOCI)	$(20,366)	$7,589	$(12,777)

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	March 31,
(dollars in thousands)	2008	Income	2009
Unrealized gains (losses) on available-for-sale securities	$(40,504)	$13,105	$(27,399)
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	—	(8,192)	(8,192)
Unrealized gains (losses) on held-to-maturity securities	—	—	—
Unrecognized gain (loss) on cash flow hedges	(480)	709	229
Defined benefit pension plans	(12,520)	429	(12,091)

Accumulated other comprehensive income (AOCI)	$(53,504)	$6,051	$(47,453)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2010
Available-for-sale
U.S. Treasury	$51,364	$1	$(147)	$51,218
U.S. Government-sponsored entities and agencies	854,001	5,414	(1,449)	857,966
Mortgage-backed securities — Agency	706,205	20,233	(412)	726,026
Mortgage-backed securities — Non-agency	206,158	731	(41,442)	165,447
States and political subdivisions	531,146	28,946	(373)	559,719
Pooled trust preferrred securities	28,493	—	(16,764)	11,729
Other securities	143,679	6,598	(2,356)	147,921

Total available-for-sale securities	$2,521,046	$61,923	$(62,943)	$2,520,026

Held-to-maturity
U.S. Government-sponsored entities and agencies	$291,373	$4,508	$(70)	$295,811
Mortgage-backed securities — Agency	156,618	3,967	—	160,585
Other securities	2,045	—	(371)	1,674

Total held-to-maturity securities	$450,036	$8,475	$(441)	$458,070

December 31, 2009
Available-for-sale
U.S. Treasury	$1,002	$1	$—	$1,003
U.S. Government-sponsored entities and agencies	918,366	3,260	(7,389)	914,237
Mortgage-backed securities — Agency	688,439	19,783	(93)	708,129
Mortgage-backed securities — Non-agency	216,215	933	(42,551)	174,597
States and political subdivisions	508,496	27,159	(1,060)	534,595
Pooled trust preferrred securities	28,498	—	(16,100)	12,398
Other securities	138,200	6,098	(3,038)	141,260

Total available-for-sale securities	$2,499,216	$57,234	$(70,231)	$2,486,219

Held-to-maturity
U.S. Government-sponsored entities and agencies	$227,461	$2,029	$(1,613)	$227,877
Mortgage-backed securities — Agency	165,639	3,934	—	169,573
Other securities	2,909	—	(406)	2,503

Total held-to-maturity securities	$396,009	$5,963	$(2,019)	$399,953

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

	March 31, 2010		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$121,924	$123,552	3.49%
One to five years	1,066,450	1,077,051	3.52
Five to ten years	474,112	454,701	4.92
Beyond ten years	858,560	864,722	5.18

Total	$2,521,046	$2,520,026	4.34%

Held-to-maturity
Within one year	$268	$191	4.69%
One to five years	158,395	162,067	3.63
Beyond ten years	291,373	295,812	4.00

Total	$450,036	$458,070	3.87%

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Available-for-Sale
U.S. Treasury	$50,215	$(147)	$—	$—	$50,215	$(147)
U.S. Government-sponsored entities and agencies	78,643	(832)	51,686	(617)	130,329	(1,449)
Mortgage-backed securities — Agency	104,047	(412)	33	—	104,080	(412)
Mortgage-backed securities — Non-agency	979	(7)	142,070	(41,435)	143,049	(41,442)
States and political subdivisions	33,571	(321)	6,920	(52)	40,491	(373)
Pooled trust preferrred securities	—	—	11,729	(16,764)	11,729	(16,764)
Other securities	57,890	(71)	9,610	(2,285)	67,500	(2,356)

Total available-for-sale	$325,345	$(1,790)	$222,048	$(61,153)	$547,393	$(62,943)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$22,201	$(70)	$—	$—	$22,201	$(70)
Other securities	191	(76)	1,483	(295)	1,674	(371)

Total held-to-maturity	$22,392	$(146)	$1,483	$(295)	$23,875	$(441)

December 31, 2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$261,186	$(7,389)	$—	$—	$261,186	$(7,389)
Mortgage-backed securities — Agency	18,488	(93)	37	—	18,525	(93)
Mortgage-backed securities — Non-agency	1,141	(8)	140,622	(42,543)	141,763	(42,551)
States and political subdivisions	75,918	(871)	6,783	(189)	82,701	(1,060)
Pooled trust preferrred securities	—	—	12,398	(16,100)	12,398	(16,100)
Other securities	4,445	(40)	8,891	(2,998)	13,336	(3,038)

Total available-for-sale	$361,178	$(8,401)	$168,731	$(61,830)	$529,909	$(70,231)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$93,467	$(1,613)	$—	$—	$93,467	$(1,613)
Other securities	—	—	2,502	(406)	2,502	(406)

Total held-to-maturity	$93,467	$(1,613)	$2,502	$(406)	$95,969	$(2,019)

Proceeds from sales and calls of securities available for sale were $128.0 million and $191.7 million for the three months ended March 31, 2010 and 2009, respectively. Gains of $3.5 million and $6.5 million were realized on these sales during 2010 and 2009, respectively, and losses of $0.9 million were realized on these sales during 2009. Also impacting earnings in the first quarter of 2010 are other-than-temporary impairment charges related to credit loss on six non-agency mortgage-backed securities in the amount of $0.5 million, described below. Impacting earnings in the first quarter of 2009 were other-than-temporary impairment charges related to credit loss on three pooled trust preferred securities in the amount of $2.4 million.
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
When other-than-temporary-impairment occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.
As of March 31, 2010, Old National’s security portfolio consisted of 1,056 securities, 90 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At March 31, 2010, the Company’s securities portfolio contained non-agency collateralized mortgage obligations with a market value of $165.4 million which had net unrealized losses of approximately $40.7 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of March 31, 2010, ten of these securities were rated below investment grade with grades ranging from B to CC. One of the ten securities is rated B and has a market value of $11.6 million, six of the securities are rated CCC with a market value of $50.0 million and three of the securities are rated CC with a market value of $31.8 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states and a higher default-curve and severity percentages were applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.5 million of other-than-temporary impairment on six of these securities for the three months ended March 31, 2010. The market value of these non-agency mortgage-backed securities was $40.1 million at March 31, 2010.

Pooled Trust Preferred Securities
Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and include $14.4 million amortized cost. These securities were rated A2 and A3 at inception, but at March 31, 2010, Moody’s rated one security Baa2, one security Caa3 and five securities Ca. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2010, our model indicated no other-than-temporary-impairment losses on these securities. Together, the seven securities subject to FASB ASC 325-10 accounted for $8.9 million of the unrealized loss in the pooled trust preferred securities category at March 31, 2010. Two of our pooled trust preferred securities are not subject to FASB ASC 325-10. These securities, with unrealized losses of $7.7 million at March 31, 2010, were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
For the three months ended March 31, 2009, our model indicated other-than-temporary-impairment losses on three pooled trust preferred securities of $15.3 million, of which $2.4 million was recorded as expense and $12.9 million was recorded in other comprehensive income. Together, the seven securities subject to FASB ASC 325-10 accounted for $27.2 million of the unrealized loss in the pooled trust preferred securities category at March 31, 2009.
The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-
				temporary-impairment
				recognized in earnings
		Moody’s	Book	for the three months
	Vintage	Rating (1)	Value	ended March 31, 2010
Non-agency mortgage-backed securities:
CWALT Ser 73CB	2005	B3	$7,280	$57
CWALT Ser 73CB	2005	B3	9,183	103
CWHL 2006-10	2006	CC	10,135	204
CWHL 2005-20	2005	B-	12,377	32
RALI QS2	2006	Caa1	7,469	79
RFMSI S1	2006	B1	6,421	30

			$52,865	505
Total other-than-temporary- impairment recognized in earnings				$505

(1)	If Moody’s rating not available, lowest rating was used.

The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2009 and the related credit losses recognized in earnings:

				Amount of other-than-
				temporary-impairment
				recognized in earnings
		Moody’s	Book	for the three months
	Vintage	Rating (1)	Value	ended March 31, 2009
Pooled trust preferred securities:
TROPC	2003	Caa3	$4,996	$828
MM Community Funding IX	2003	Caa3	4,938	282
Reg Div Funding	2004	Ca	9,828	1,281

			$19,762	2,391
Total other-than-temporary- impairment recognized in earnings				$2,391

(1)	If Moody’s rating not available, lowest rating was used.
The following table presents a rollforward of the cumulative credit losses recognized in earnings:

Beginning balance, January 1, 2010	$24,795
Increase to the amount related to the credit loss for which other-than- temporary-impairment was previously recognized	505

Ending balance, March 31, 2010	$25,300

NOTE 7 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At March 31, 2010 and December 31, 2009, Old National had residential loans held for sale of $4.0 million and $17.5 million, respectively. The majority of new production during the first quarter of 2010 was retained in Old National’s loan portfolio, resulting in lower residential loans held for sale.
In June 2009, Old National transferred $370.2 million of leases to held for sale status. During the third quarter, $258.0 million of these leases were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Approximately $46.0 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or market in the third quarter of 2009 and approximately $0.5 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or market in the first quarter of 2010. Approximately $52.2 million of finance leases remained available for sale at March 31, 2010. The leases held for sale have maturities ranging from 1.3 years to 17 years and interest rates ranging from 3.76% to 9.73%. All of the leases held for sale are to municipalities, with various types of equipment securing the leases, and all of the leases are current.
During the first three months of 2010, commercial and commercial real estate loans held for investment of $2.3 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.7 million, resulting in a recovery of $0.4 million on the loans transferred. At March 31, 2009, there were no loans held for sale under this arrangement.

NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Balance, January 1	$69,548	$67,087
Additions:
Provision charged to expense	9,281	17,300
Deductions:
Loans charged-off	10,912	15,900
Recoveries	(4,181)	(3,288)

Net charge-offs	6,731	12,612

Balance, March 31	$72,098	$71,775

Individually impaired loans were as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Impaired loans without an allowance for loan losses allocation	$14,725	$12,659
Impaired loans with an allowance for loan losses allocation	35,450	36,452

Total impaired loans	$50,175	$49,111

Allowance for loan losses allocated to impaired loans	$14,560	$14,503

For the three months ended March 31, 2010 and 2009, the average balance of impaired loans was $49.6 million and $59.1 million, respectively, for which no interest income was recorded. Generally, no additional funds are committed to be advanced in connection with impaired loans, including troubled debt restructurings. Loans deemed impaired are evaluated using the fair value of the underlying collateral.
Nonperforming loans were as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Nonaccrual loans	$68,144	$67,016
Renegotiated loans not on nonaccrual	—	—

Total nonperforming loans	$68,144	$67,016

Past due loans (90 days or more and still accruing)	$1,314	$3,501

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $6.8 million and had specific allocations of allowance for loan losses of $3.1 million. At December 31, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $10.0 million and had specific allocations of allowance for loan losses of $3.5 million.

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2010 and 2009:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, March 31, 2010	$128,011	$39,873	$167,884

Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,593	—	8,593

Balance, March 31, 2009	$127,918	$39,873	$167,791

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2009 and determined that no impairment existed as of this date. Old National recorded $8.6 million of goodwill during the first quarter of 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.
The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2010 and December 31, 2009 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2010
Amortized intangible assets:
Core deposit	$26,810	$(11,835)	$14,975
Customer business relationships	25,753	(13,185)	12,568
Customer loan relationships	4,413	(1,270)	3,143

Total intangible assets	$56,976	$(26,290)	$30,686

December 31, 2009
Amortized intangible assets:
Core deposit	$26,810	$(10,794)	$16,016
Customer business relationships	25,753	(12,705)	13,048
Customer loan relationships	4,413	(1,170)	3,243

Total intangible assets	$56,976	$(24,669)	$32,307

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. During the first quarter of 2009, Old National recorded $11.2 million of core deposit intangibles associated with the acquisition of the branch banking network of Citizens Financial Group, which is included in the “Community Banking” segment. Total amortization expense associated with other intangible assets for the three months ended March 31 was $1.6 million in 2010 and $1.0 million in 2009.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2010 remaining	$4,509
2011	5,546
2012	4,840
2013	4,050
2014	3,259
Thereafter	8,482

Total	$30,686

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2010:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2010
Outstanding at March 31, 2010	$591	$348,403	$8,989	$357,983
Average amount outstanding	1,143	319,679	9,311	330,133
Maximum amount outstanding at any month-end	1,421	348,403	10,423
Weighted average interest rate:
During three months ended
March 31, 2010	0.01%	0.18%	4.79%	0.31%
At March 31, 2010	—	0.17	—	0.17
Other Short-term Borrowings
Line of Credit
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of March 31, 2010. The facility will mature in April 2010 and Old National does not plan to renew the facility.
Treasury Investment Program
As of March 31, 2010, Old National had $9.0 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At March 31, 2010, the effective interest rate on these funds was 0%.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Old National Bancorp:
Senior unsecured note (fixed rate 5.00%) maturing May 2010	$50,000	$50,000
Junior subordinated debenture (fixed rates 6.27% to 8.00% and variable rate 3.34%) maturing April 2032 to March 2035	108,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(715)	(726)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.45% to 3.46% and variable rate 3.05%) maturing December 2010 to October 2012	99,000	99,000
Federal Home Loan Bank advances (fixed rates 3.20% to 8.34% and variable rates 1.82% to 2.53%) maturing August 2011 to January 2023	289,894	289,974
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,340	4,350
SFAS 133 fair value hedge and other basis adjustments	(136)	(1,539)

Total other borrowings	$700,383	$699,059

Contractual maturities of other borrowings at March 31, 2010, were as follows:

(dollars in thousands)
Due in 2010	$74,033
Due in 2011	225,046
Due in 2012	100,688
Due in 2013	76,170
Due in 2014	50,889
Thereafter	174,408
SFAS 133 fair value hedge and other basis adjustments	(851)

Total	$700,383

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.67% and 3.68% at March 31, 2010, and December 31, 2009, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp. In accordance with the senior and subordinated global bank note program, Old National Bank may issue and sell up to a maximum of $1 billion.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited with-in five years or less until maturity. As of March 31, 2010, 20%, or $30 million of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, the subordinated bank notes mature October 2011. Capital treatment will cease October 2010, or one year prior to the maturity date.

JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes, subject to certain limitations.
Old National guarantees the payment of distributions on the trust preferred securities issued by ONB Capital Trust II. ONB Capital Trust II issued $100 million in preferred securities in April 2002. The preferred securities have a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole, or in part, at any time without limitation. Costs associated with the issuance of these trust preferred securities totaling $3.3 million in 2002 were capitalized and are being amortized through the maturity dates of the securities. The unamortized balance is included in other assets in the consolidated balance sheet.
In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities have a cumulative annual distribution rate of 6.27% until March 2010 when it will carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole, or in part, at any time without limitation.
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
At March 31, 2010, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2010 remaining	$293
2011	390
2012	390
2013	390
2014	410
Thereafter	10,903

Total minimum lease payments	12,776
Less amounts representing interest	8,436

Present value of net minimum lease payments	$4,340

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary and the Company expects to contribute approximately $0.3 million to the Retirement Plan in 2010.
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
Old National contributed $0.1 million to cover benefit payments from the Restoration Plan during the first three months of 2010. Old National expects to contribute an additional $0.2 million to cover benefit payments from the Restoration Plan during the remainder of 2010.
The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Interest cost	$497	$493
Expected return on plan assets	(490)	(483)
Recognized actuarial loss	401	363
Settlement	—	350

Net periodic benefit cost	$408	$723

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At March 31, 2010, 1.3 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company did not grant any stock options during the first quarter of 2010. Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first three months of 2010 as compared to $0.1 million for the first three months of 2009.
Restricted Stock Awards
The Company granted 112 thousand time-based restricted stock awards to certain key officers during 2010, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2010, unrecognized compensation expense was estimated to be $2.8 million for unvested restricted share awards.
Old National recorded expense of $0.2 million, net of tax benefit, during the first three months of 2010, compared to expense of $0.4 million during the first three months of 2009 related to the vesting of restricted share awards. Included in the first three months of 2010 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants. Included in the first three months of 2009 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants.

Restricted Stock Units
The Company granted 137 thousand shares of performance based restricted stock units to certain key officers during 2010, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.
Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first three months of 2010. Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first three months of 2009.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Provision at statutory rate of 35%	$4,119	$2,334
Tax-exempt income	(2,661)	(4,171)
State income taxes	85	(806)
Other, net	156	(93)

Income tax expense (benefit)	$1,699	$(2,736)

Effective tax rate	14.4%	(41.0)%

For the three months ended March 31, 2010, the effective tax rate was higher than the three months ended March 31, 2009. The tax rate increased in the first quarter of 2010 as a result of a decrease in tax-exempt income relative to taxable income.
No valuation allowance was recorded at March 31, 2010 and 2009 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2010	2009
Balance at January 1	$8,500	$7,513
Additions based on tax positions related to the current year	164	13

Balance at March 31	$8,664	$7,526

Approximately $1.4 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $297.5 million and $297.5 million at March 31, 2010 and December 31, 2009, respectively. Both the March 31, 2010 and December 31, 2009 balances consist of $197.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2010, the notional amount of the interest rate lock commitments and forward commitments were $7.8 million and $11.2 million, respectively. At December 31, 2009, the notional amount of the interest rate lock commitments and forward commitments were $20.0 million and $36.1 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $451.8 million and $451.8 million, respectively, at March 31, 2010. At December 31, 2009, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $479.8 million and $479.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and foreign exchange forward contracts. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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
The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,577	Other assets	$1,789

Total derivatives designated as hedging instruments		$3,577		$1,789

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$29,127	Other assets	$27,749
Foreign exchange contracts	Other assets	—	Other assets	12
Mortgage contracts	Other assets	184	Other assets	370

Total derivatives not designated as hedging instruments		$29,311		$28,131

Total derivative assets		$32,888		$29,920

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$494	Other liabilities	$1,188

Total derivatives designated as hedging instruments		$494		$1,188

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$29,659	Other liabilities	$28,279
Foreign exchange contracts	Other liabilities	—	Other liabilities	12

Total derivatives not designated as hedging instruments		$29,659		$28,291

Total derivative liabilities		$30,153		$29,479

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2010 and 2009 are as follows:

		Three months	Three months
		ended	ended
		March 31, 2010	March 31, 2009
	Location of Gain or (Loss)	Amount of Gain or (Loss)
(dollars in thousands)	Recognized in Income on	Recognized in Income on
Derivatives in Fair Value Hedging Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,041	$540
Interest rate contracts (2)	Other income / (expense)	622	12

Total		$1,663	$552

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives in Cash Flow Hedging Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$393	$120

Total		$393	$120

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives Not Designated as Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$(360)
Interest rate contracts (3)	Other income / (expense)	1	472
Mortgage contracts	Mortgage banking revenue	(186)	328

Total		$(185)	$440

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value.

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
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. Old National closed or merged 11 of these locations into existing branch locations during 2009. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.5 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.073 billion and standby letters of credit of $105.3 million at March 31, 2010. At March 31, 2010, approximately $1.019 billion of the loan commitments had fixed rates and $54 million had floating rates, with the fixed interest rates ranging from 0% to 18%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2010 and December 31, 2009, the balance of the allowance for unfunded loan commitments was $4.7 million and $5.5 million, respectively.
At March 31, 2010 and December 31, 2009 Old National had credit extensions of $25.8 million and $25.9 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2010 and December 31, 2009, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $22.7 million and $22.8 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2010, the notional amount of standby letters of credit was $105.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million. At December 31, 2009, the notional amount of standby letters of credit was $103.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.3 million at March 31, 2010.

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
Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended March 31, 2010
Net interest income	$61,725	$(5,688)	$(920)	$55,117
Provision for loan losses	9,306	—	(25)	9,281
Noninterest income	21,537	4,236	17,219	42,992
Noninterest expense	60,028	1,281	15,751	77,060
Income (loss) before income taxes	13,928	(2,733)	573	11,768
Total assets	3,991,808	3,716,264	110,178	7,818,250

Three months ended March 31, 2009
Net interest income	$69,458	$(9,754)	$(506)	$59,198
Provision for loan losses	17,300	—	—	17,300
Noninterest income	20,176	4,200	17,859	42,235
Noninterest expense	59,478	1,448	16,538	77,464
Income (loss) before income taxes	12,856	(7,002)	815	6,669
Total assets	4,853,040	3,392,117	110,911	8,356,068

NOTE 19 — FAIR VALUE
FASB ASC 820-10 (SFAS No. 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$51,218	$51,218	$—	$—
U.S. Government-sponsored entities and agencies	857,966	—	857,966	—
Mortgage-backed securities — Agency	726,026	—	726,026	—
Mortgage-backed securities — Non-agency	165,447	—	165,447	—
States and political subdivisions	559,719	—	559,719	—
Pooled trust preferred securities	11,729	—	—	11,729
Other securities	147,921	—	147,921	—
Residential loans held for sale	4,009	—	4,009	—
Derivative assets	32,888	—	32,888	—
Financial Liabilities
Derivative liabilities	30,153	—	30,153	—

There were no significant transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2010.

		Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$1,003	$1,003	$—	$—
U.S. Government-sponsored entities and agencies	914,237	—	914,237	—
Mortgage-backed securities — Agency	708,129	—	708,129	—
Mortgage-backed securities — Non-agency	174,597	—	174,597	—
States and political subdivisions	534,595	—	534,595	—
Pooled trust preferred securities	12,398	—	—	12,398
Other securities	141,260	—	141,260	—
Residential loans held for sale	17,530	—	17,530	—
Derivative assets	29,920	—	29,920	—
Financial Liabilities
Derivative liabilities	29,479	—	29,479	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/amortization of discount or premium	(32)
Payments received	—
Credit loss write-downs	—
Increase/decrease in fair value of securities	(637)

Ending balance, March 31, 2010	$11,729

Included in the income statement is $32 thousand of expense included in interest income from the amortization of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,667
Accretion/amortization of discount or premium	(141)
Payments received	(110)
Credit loss write-downs	(20,366)
Increase/decrease in fair value of securities	13,348

Ending balance, December 31, 2009	$12,398

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2010 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$20,890	—	—	$20,890
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $35.5 million, with a valuation allowance of $14.6 million at March 31, 2010. Old National recorded $2.2 million of provision expense associated with these loans for the three months ended March 31, 2010.

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
Financial instruments recorded using fair value option
Under FASB ASC 825-10 (SFAS No. 159), the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.
The Company has elected the fair value option for the following items:
•	Residential mortgage loans held for sale

•	Certain retail certificates of deposit

For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $83 thousand and $136 thousand of interest income for residential loans held for sale for the three months ended March 31, 2010 and 2009, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes $0 and $71 thousand of interest expense for the three months ended March 31, 2010 and 2009, respectively, for certain retail certificates of deposit.
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
Certain retail certificates of deposit
Old National has elected the fair value option for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. At March 31, 2010, there were no retail certificates of deposit accounted for under the fair value option.
As of March 31, 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$4,009	$61	$3,948
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2010:
Changes in Fair Value for the Three Months ended March 31, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(223)	$—	$—	$(223)
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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three ended March 31, 2009:
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
The carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2010 and December 31, 2009 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
March 31, 2010
Financial Assets
Cash, due from banks, federal funds sold
and money market investments	$380,160	$380,160
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	291,373	295,811
Mortgage-backed securities — Agency	156,618	160,585
Other securities	2,045	1,674
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	52,225	52,476
Loans, net (including impaired loans)
Commercial and commercial real estate	2,210,968	2,290,751
Residential real estate	401,355	421,005
Consumer credit	1,030,522	1,101,675
Accrued interest receivable	44,583	44,583

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,179,809	$1,179,809
NOW, savings and money market deposits	2,659,586	2,659,586
Time deposits	1,852,097	1,899,941
Short-term borrowings:
Federal funds purchased	591	591
Repurchase agreements	348,403	348,411
Other short-term borrowings	8,989	8,989
Other borrowings:
Senior unsecured note	50,000	50,080
Junior subordinated debenture	108,000	110,717
Repurchase agreements	99,000	103,873
Federal Home Loan Bank advances	289,894	304,104
Subordinated bank notes	150,000	154,237
Capital lease obligation	4,340	4,905
Accrued interest payable	14,265	14,265
Standby letters of credit	577	577

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,408

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2009
Financial Assets
Cash, due from banks, federal funds sold
and money market investments	$497,276	$497,276
Investment securities held-to-maturity	396,009	399,953
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	55,260	55,449
Loans, net (including impaired loans)	3,765,938	3,975,545
Accrued interest receivable	49,340	49,340

Financial Liabilities
Deposits	$5,903,488	$5,950,705
Short-term borrowings	331,144	331,156
Other borrowings	699,059	724,364
Accrued interest payable	12,778	12,778
Standby letters of credit	578	578

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,643
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
The following discussion is an analysis of our results of operations for the three months ended March 31, 2010 and 2009, and financial condition as of March 31, 2010, compared to March 31, 2009, and December 31, 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
While we are starting to see some positive economic indicators, the Company continues to be affected by a challenging credit environment and weak loan demand. During the first quarter of 2010, net income available to common stockholders improved to $10.1 million, compared to a loss of $9.3 million in the fourth quarter of 2009 and net income available to common shareholders of $5.5 million in the first quarter of 2009. Diluted earnings per share available to common shareholders were $0.12 per share, compared to a net loss of $0.11 per share in the fourth quarter of 2009 and earnings of $0.08 per share in the first quarter of 2009.
In response to current economic and market conditions, management remains focused on expense rationalization and process improvement. Recently, the Company initiated Simple, Easy, Fast (“SEF”), an initiative designed to improve the client experience, enhance revenue and improve our operating efficiency. These initiatives will be implemented throughout the year.
Credit metrics remain well controlled relative to the industry. At March 31, 2010, our reserve for loan losses was $72.1 million, compared to $71.8 million at March 31, 2009. The allowance for loan losses equaled 106% of nonperforming loans at March 31, 2010 compared to 93% at March 31, 2009. Annualized, net charge-offs were 0.70% of average loans in the first quarter of 2010 compared to 1.07% in 2009.
Our balance sheet is well positioned given the current economic environment. We continue to maintain strong liquidity and have substantial resources for sound lending and investment opportunities.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2010	2009	Change
Income Statement Summary:
Net interest income	$55,117	$59,198	(6.9)%
Provision for loan losses	9,281	17,300	(46.4)
Noninterest income	42,992	42,235	1.8
Noninterest expense	77,060	77,464	(0.5)
Other Data:
Return on average common equity	4.74%	3.43%
Efficiency ratio	75.68	72.20
Tier 1 leverage ratio	9.44	7.30
Net charge-offs to average loans	0.70	1.07
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 56% of revenues at March 31, 2010. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt or nontaxable interest income to an amount that would be comparable to interest subject to income taxes using the federal statutory tax rate of 35% in effect for all periods. Net income is unaffected by these taxable equivalent adjustments as the offsetting increase of the same amount is made to income tax expense. Net interest income includes taxable equivalent adjustments of $3.7 million and $5.9 million for the three months ended March 31, 2010 and 2009, respectively.
Taxable equivalent net interest income was $58.8 million for the three months ended March 31, 2010, down from the $65.1 million reported for the three months ended March 31, 2009. The net interest margin was 3.33% for the three months ended March 31, 2010, compared to 3.63% for the three months ended March 31, 2009. The decrease in both net interest income and net interest margin is primarily due to the decrease in the yield on interest earning assets being greater than the decrease in the cost of interest-bearing liabilities, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 67 basis points from 5.27% to 4.60%. The cost of interest-bearing liabilities decreased 33 basis points from 1.93% to 1.60%.
Average earning assets were $7.067 billion for the three months ended March 31, 2010, compared to $7.177 billion for the three months ended March 31, 2009, a decrease of 1.5%, or $110.9 million. Significantly affecting average earning assets at March 31, 2010 compared to March 31, 2009, was the increase in the size of the investment portfolio combined with the increase in interest earning cash balances held at the Federal Reserve and the reduction of the size of the loan portfolio. During the three months ended March 31, 2010, $281.7 billion of investment securities were purchased and $128.0 million of investment securities were called by the issuers or sold. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. A $281.7 million decrease in average commercial loans was combined with a $98.7 million decrease in commercial real estate loans. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.

Also affecting margin was an increase in noninterest-bearing demand deposits combined with a decrease in time deposits. During 2009, $81.0 million of high cost brokered certificates of deposit were called and $70.0 million of retail certificates of deposit were called. In the fourth quarter of 2009, we prepaid $105.0 million of FHLB advances. During 2009, a total of $130.0 million of FHLB advances were prepaid. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Also, short-term borrowings and other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was $9.3 million for the three months ended March 31, 2010, compared to $17.3 million for the three months ended March 31, 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans at March 31, 2010 compared to March 31, 2009.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2010 was $43.0 million, an increase of $0.8 million, or 1.8%, from the $42.2 million reported for the three months ended March 31, 2009.
Net securities gains were $3.0 million for the three months ended March 31, 2010, compared to net securities gains of $3.2 million for the three months ended March 31, 2009. Included in the first quarter of 2010 is a $0.5 million charge for other-than-temporary-impairment on six non-agency mortgage-backed securities. Included in the first quarter of 2009 is a $2.4 million charge for other-than-temporary-impairment on three pooled trust preferred securities.
Wealth management fees were $4.3 million for the three months ended March 31, 2010 as compared to $3.8 million for the three months ended March 31, 2009. Trust fee income has increased as a result of higher market values of managed assets.
Service charges and overdraft fees on deposit accounts were $11.9 million for the three months ended March 31, 2010, compared to $10.7 million for the three months ended March 31, 2009. The increase in revenue is primarily attributable to the acquisition of the retail branch banking network of Citizens Financial Group in March 2009. Service charges and overdraft fees might be adversely affected in the second half of 2010 pending future regulatory developments.
Debit card and ATM fees were $5.5 million for the three months ended March 31, 2010, compared to $4.1 million for the three months ended March 31, 2009. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition.
Mortgage banking revenue was $0.5 million for the three months ended March 31, 2010, compared to $1.7 million for the three months ended March 31, 2009. Mortgage fee revenue declined as a result of lower loan production and our decision to retain more mortgage production and sell less to the secondary market.
Insurance premiums and commissions decreased $1.2 million, or 10.6%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily as a result of a decrease in contingency income.

Revenue from company-owned life insurance was $0.8 million for the three months ended March 31, 2010, compared to $0.7 million for the three months ended March 31, 2009. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues in 2009 and while we expect revenues to increase gradually in 2010 and future years, we also anticipate revenue will remain below 2008 levels.
Fluctuations in the value of our derivatives resulted in a gain on derivatives of $0.6 million in the first quarter of 2010 as compared to a gain on derivatives of $0.5 million in the first quarter of 2009.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2010, totaled $77.1 million, a decrease of $0.4 million, or 0.5%, from the $77.5 million recorded for the three months ended March 31, 2009. An increase in occupancy expense and amortization of intangibles was offset by a decrease in professional fees and other expense.
Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2010, salaries and benefits were $42.4 million compared to $42.7 million for the three months ended March 31, 2009. Included in the first quarter of 2010 is a full quarter of expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which occurred in the first quarter of 2009. Offsetting this increase was a $2.4 million decrease in performance-based incentive compensation expense, a $0.3 million decrease in pension expense and a $0.3 million decrease in other salary expense.
Occupancy expense increased $1.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily as a result of increases in rent expense and the amortization of leasehold improvements. The increase in rent expense is primarily related to the additional 65 branches acquired from Citizens Financial in the first quarter of 2009. The increase in amortization expense is also related to the acquisition of the branches from Citizens Financial.
Professional fees decreased $0.9 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease is primarily attributable to legal and other professional fees associated with the acquisition of the Citizens Financial branch network in the first quarter of 2009.
FDIC assessment expense was $2.4 million for the three months ended March 31, 2010, compared to $2.1 million for the three months ended March 31, 2009. The increase is primarily due to the increase in the rates banks pay for deposit insurance. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of March 31, 2010, our prepaid assessment was $28.6 million and will be expensed over the next three years as the actual FDIC assessments are determined.
The increase in the expense for amortization of intangibles is primarily due to the core deposit intangible associated with the acquisition of the retail branch banking network of Citizens Financial Group and subsequent amortization of this asset.
Other expense for the three months ended March 31, 2010, totaled $2.5 million, a decrease of $1.6 million compared to the three months ended March 31, 2009. The provision for unfunded commitments decreased $1.0 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease is the result of a reduction in unfunded commitment exposure due to improved credit quality. Included in the first quarter of 2009 is approximately $1.0 million of conversion expenses related to the acquisition of the retail branch banking network of Citizens Financial Group.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 14.4% for the three months ended March 31, 2010, compared to a benefit of 41.0% for the three months ended March 31, 2009. The tax rate increased in the first quarter of 2010 as a result of a decrease in tax-exempt income relative to taxable income. See Note 14 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At March 31, 2010, our assets were $7.818 billion, a 6.4% decrease compared to March 31, 2009 assets of $8.356 billion, and an annualized decrease of 9.3% compared to December 31, 2009 assets of $8.005 billion. The decrease in loan balances over the past twelve months has more than offset the increases in investment securities and interest earning cash balances, reducing our reliance on higher cost deposits and wholesale funding. In September 2009, Old National sold $258.0 million of finance leases and raised approximately $195.7 million, net of issuance costs, from a public offering of common stock. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Also, short-term borrowings and other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments, and interest earning cash balances held at the Federal Reserve. Earning assets were $7.036 billion at March 31, 2010, a decrease of 6.5% from March 31, 2009.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $156.6 million of 15- and 20-year fixed-rate mortgage pass-through securities and $291.4 million of U.S. government-sponsored entity and agency securities in our held-to-maturity investment portfolio at March 31, 2010.
At March 31, 2010, the total investment securities portfolio was $3.006 billion compared to $2.844 billion at March 31, 2009, an increase of $161.8 million or 5.7%. Investment securities increased $87.8 million compared to December 31, 2009, an annualized increase of 12.0%. Investment securities represented 42.7% of earning assets at March 31, 2010, compared to 37.8% at March 31, 2009, and 42.5% at December 31, 2009. Contributing to the increase in investment securities were weak loan demand, strong deposit growth, cash proceeds from the Citizens Financial branch acquisition and the sale of certain finance leases, and our public offering of common stock. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of March 31, 2010, management does not intend to sell any available-for-sale securities with an unrealized loss position.
The investment securities available-for-sale portfolio had net unrealized losses of $1.0 million at March 31, 2010, a decrease of $56.0 million compared to net unrealized losses of $57.0 million at March 31, 2009, and a decrease of $12.0 million compared to net unrealized losses of $13.0 million at December 31, 2009. A $0.5 million charge was recorded during the first three months of 2010 related to other-than-temporary-impairment on six non-agency mortgage-backed securities. A $24.8 million charge was recorded during 2009 related to other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crisis affecting the banking system and financial markets. See Note 5 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.
The investment portfolio had an average duration of 4.45% at March 31, 2010, compared to 4.64% at March 31, 2009, and 4.63% at December 31, 2009. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The annualized average yields on investment securities, on a taxable equivalent basis, were 4.41% for the three months ended March 31, 2010, compared to 5.45% for the three months ended March 31, 2009, and 4.31% for the three months ended December 31, 2009.

Residential Loans Held for Sale
Residential loans held for sale were $4.0 million at March 31, 2010, compared to $19.6 million at March 31, 2009, and $17.5 million at December 31, 2009. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The majority of new loan production during the first quarter of 2010 was retained in our loan portfolio, resulting in lower residential loans held for sale at March 31, 2010.
We elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated after January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.1 million, $0.3 million and $0.6 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
Finance Leases Held for Sale
In June 2009, Old National transferred $370.2 million of leases to held for sale status. During the third quarter, $258.0 million of these leases were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Approximately $46.0 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or market in the third quarter of 2009 and approximately $0.5 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or market in the first quarter of 2010. Approximately $52.2 million of finance leases remained available for sale at March 31, 2010. The leases held for sale have maturities ranging from 1.3 years to 17 years and interest rates ranging from 3.76% to 9.73%. All of the leases held for sale are to municipalities, with various types of equipment securing the leases, and all of the leases are current.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 32.2% of earning assets at March 31, 2010, a decrease from 39.1% at March 31, 2009, and a decrease from 34.3% at December 31, 2009. At March 31, 2010, commercial and commercial real estate loans were $2.267 billion, a decrease of $675.8 million since March 31, 2009, and a decrease of $82.6 million since December 31, 2009. A portion of the decrease relates to the $370.2 million of finance leases which were moved to held for sale status during 2009, of which $258.0 million were sold in the third quarter of 2009. In addition, weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At March 31, 2010, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $145.2 million or 12.2% compared to March 31, 2009, and decreased $37.5 million or, annualized, 13.9% since December 31, 2009. Payments on existing loans have more than offset new loan production.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to private investors. We usually sell the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Typically, we sell almost all residential real estate loans servicing released without recourse. However, the majority of new loan production during the first quarter of 2010 was retained in our loan portfolio.

At March 31, 2010, residential real estate loans held in our loan portfolio were $403.0 million, a decrease of $0.4 million, or 0.4% annualized, from December 31, 2009 and a decrease of $85.5 million, or 17.5%, from March 31, 2009. New loan production was more than offset by payments on existing loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2010, totaled $198.6 million, a decrease of $7.0 million compared to $205.6 million at March 31, 2009, and a decrease of $1.6 million compared to $200.2 million at December 31, 2009. During the first quarter of 2009, we recorded $19.8 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. During the fourth quarter of 2009 we recorded $0.5 million of impairment of intangibles due to the loss of an insurance client at one of our insurance subsidiaries. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have decreased $20.7 million, or 8.9%, since March 31, 2009, primarily as a result of a decrease in various receivable balances associated with the acquisition of the branch banking network of Citizens Financial Group and fluctuations in the fair value of derivative financial instruments. Included in other assets at March 31, 2010 is our prepaid FDIC assessment. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of March 31, 2010, our prepaid assessment was $28.6 million and will be expensed over the next three years as the actual FDIC assessments are determined.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.750 billion at March 31, 2010, a decrease of 9.9% from $7.492 billion at March 31, 2009, and an annualized decrease of 10.6% from $6.934 billion at December 31, 2009. Included in total funding were deposits of $5.691 billion at March 31, 2010, a decrease of $163.2 million, or 2.8%, compared to March 31, 2009, and a decrease of $212.0 million compared to December 31, 2009. In 2009, we called $81.0 million of high cost brokered certificates of deposit and $70.0 million of retail certificates of deposit. Noninterest-bearing deposits increased 13.5%, or $140.5 million, compared to March 31, 2009. Time deposits decreased 12.5%, or $264.2 million, while money market deposits decreased 27.0%, or $140.9 million, compared to March 31, 2009. Savings deposits increased 13.8%, or $126.4 million, while NOW deposits decreased 2.0%, or $25.0 million, compared to March 31, 2009. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
Effective January 1, 2008, we elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for certain retail certificates of deposit. The carrying value of these retail certificates of deposit was $0, $0 and $6.0 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The carrying value at March 31, 2009 was comprised of a contractual balance of $5.9 million and $0.1 million of fair value adjustments.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2010, wholesale borrowings, including short-term borrowings and other borrowings, decreased $578.7 million, or 35.3%, from March 31, 2009 and increased $28.2 million, or 10.9%, annualized, from December 31, 2009, respectively. Wholesale funding as a percentage of total funding was 15.7% at March 31, 2010, compared to 21.9% at March 31, 2009, and 14.9% at December 31, 2009. Short-term borrowings have decreased $469.1 million since March 31, 2009 while long-term borrowings have decreased $109.6 million since March 31, 2009. The public offering of common stock, funds received in the Citizens Financial branch acquisition and proceeds from our finance lease sale have all contributed to less reliance on wholesale funding. During 2009, $130.0 million of FHLB advances were prepaid.
Accrued expenses and other liabilities
Accrued expenses and other liabilities have decreased $19.6 million, or 8.4%, since March 31, 2009, primarily as a result of fluctuations in the fair value of derivative financial instruments.

Capital
Shareholders’ equity totaled $855.5 million at March 31, 2010, compared to $631.8 million at March 31, 2009, and $843.8 million at December 31, 2009. The March 31, 2010 and December 31, 2009 balances include approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
In December 2008, we issued $100 million of Series T Preferred Stock (as defined below) and Warrants (as defined below) to the Treasury Department as part of the CPP for healthy financial institutions. As part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement with the Treasury Department on December 12, 2008, pursuant to which Old National sold (i) 100,000 shares of Old National’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) warrants (the “Warrants”) to purchase up to 813,008 shares of Old National’s common stock at an initial per share exercise price of $18.45.
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
We paid cash dividends of $0.07 per share for the three months ended March 31, 2010, which reduced equity by $6.1 million. We paid cash dividends of $0.23 per share for the three months ended March 31, 2009, which reduced equity by $15.3 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.5 million during the three months ended March 31, 2010, and $0.3 million during the three months ended March 31, 2009. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $7.0 million during the three months ended March 31, 2010, and increased equity by $4.9 million during the three months ended March 31, 2009. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $0.6 million during the three months ended March 31, 2010, compared to $2.3 million during the three months ended March 31, 2009.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2010, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios have increased primarily due to the public offering of common stock that raised approximately $195.7 million, net of issuance costs, during the third quarter of 2009.

As of March 31, 2010, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2010	2009	2009
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	9.44%	7.30%	9.51%
Tier 1 capital to risk-adjusted total assets	4.00	14.23	9.89	14.25
Total capital to risk-adjusted total assets	8.00	16.08	12.20	16.09
Shareholders’ equity to assets	N/A	10.94	7.56	10.54
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At March 31, 2010, we had non-agency collateralized mortgage obligations of $165.4 million or approximately 6.6% of the available-for-sale securities portfolio. The net unrealized loss on these securities at March 31, 2010, was approximately $40.7 million.
We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Ten of these securities were rated below investment grade as of March 31, 2010. During the first quarter of 2010, we experienced $0.6 million of other-than-temporary-impairment on six of these securities, of which $0.5 million was recorded as a credit loss in earnings and $0.1 million is included in other comprehensive income. During 2009, we experienced $39.4 million of other-than-temporary-impairment on these ten securities, of which $4.4 million was recorded as a credit loss in earnings and $35.0 million was included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2010, we had pooled trust preferred securities with a fair value of approximately $11.7 million, or 0.5% of the available-for-sale securities portfolio. During the first three months of 2010, we experienced no other-than-temporary-impairment for these securities. These securities remained classified as available-for-sale and at March 31, 2010, the unrealized loss on our pooled trust preferred securities was approximately $16.8 million. During 2009, six of these securities experienced $28.7 million of other-than-temporary-impairment, of which $20.4 million was recorded as a credit loss in earnings and $8.3 million was included in other comprehensive income.
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

Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $145.1 million at March 31, 2010.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At March 31, 2010, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2010	2009	2009
Nonaccrual loans
Commercial and commercial real estate	$50,174	$65,801	$49,111
Residential real estate	9,416	5,458	9,621
Consumer	8,554	6,147	8,284

Total nonaccrual loans	68,144	77,406	67,016
Past due loans (90 days or more and still accruing)
Commercial and commercial real estate	1,063	1,303	1,826
Residential real estate	—	13	—
Consumer	251	1,119	1,675

Total past due loans	1,314	2,435	3,501
Foreclosed properties	9,606	6,864	8,149

Total under-performing assets	$79,064	$86,705	$78,666

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$160,479	$199,750	$157,063
Other classified assets (3)	158,483	96,546	161,160
Criticized loans	104,861	86,587	103,512

Total criticized and classified assets	$423,823	$382,883	$421,735

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.81%	1.67%	1.71%
Under-performing assets/total loans and foreclosed properties (1)	2.09	1.87	2.01
Under-performing assets/total assets	1.01	1.04	0.98
Allowance for loan losses/non-performing loans	105.80	92.73	103.78

(1)	Loans include residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 10 non-agency mortgage-backed securities and 1 corporate security at March 31, 2010.
Loan charge-offs, net of recoveries, totaled $6.7 million for the three months ended March 31, 2010, a decrease of $5.9 million from the three months ended March 31, 2009. Annualized, net charge-offs to average loans were 0.70% for the three months ended March 31, 2010, as compared to 1.07% for the three months ended March 31, 2009.
Under-performing assets totaled $79.1 million at March 31, 2010, a decrease of $7.6 million compared to $86.7 million at March 31, 2009, and an increase of $0.4 million compared to $78.7 million at December 31, 2009. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2010, were 2.09%, an increase from the March 31, 2009 ratio of 1.87% and an increase from the December 31, 2009 ratio of 2.01%. Nonaccrual loans were $68.1 million at March 31, 2010, compared to $77.4 million at March 31, 2009, and $67.0 million at December 31, 2009.
From time to time, Old National may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $6.8 million. At December 31, 2009, loans modified in a troubled debt restructuring, which were included in nonaccrual loans, totaled $10.0 million. Management will continue its efforts to reduce the level of under-performing loans and will consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

Total classified and criticized assets were $423.8 million at March 31, 2010, an increase of $40.9 million from March 31, 2009, and an increase of $2.1 million from December 31, 2009. Other classified assets include $158.5 million, $96.5 million and $161.2 million of investment securities that fell below investment grade rating at March 31, 2010, March 31, 2009 and December 31, 2009, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2010, the allowance for loan losses was $72.1 million, an increase of $0.3 million compared to $71.8 million at March 31, 2009, and an increase of $2.6 million compared to $69.5 million at December 31, 2009. An increase of approximately $3.9 million in general allocation related to credit deterioration primarily in the commercial loan portfolio, offset by a decrease in specific loan allocations of $3.6 million in the commercial portfolio, were the primary reasons for the increase in the allowance from March 31, 2009 to March 31, 2010. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.94% at March 31, 2010, compared to 1.55% at March 31, 2009, and 1.81% at December 31, 2009. The provision for loan losses for the three months ended March 31, 2010, amounted to $9.3 million compared to $17.3 million for the three months ended March 31, 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans at March 31, 2010 compared to March 31, 2009.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $4.7 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $5.5 million at December 31, 2009. The decrease from December 31, 2009 is the result of a reduction in unfunded commitment exposure due to improved credit quality.
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

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to March 31, 2010 and 2009 results are as follows:
Net Interest Income — 12 Month Policies

Interest Rate Change in Basis Points (bp)

	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

3/31/2010	N/A	N/A	N/A	1.80%	1.49%	0.71%
3/31/2009	N/A	N/A	N/A	3.37%	4.01%	3.03%
Net Interest Income — 24 Month Cumulative Policies

Interest Rate Change in Basis Points (bp)

	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

3/31/2010	N/A	N/A	N/A	5.23%	5.48%	4.86%
3/31/2009	N/A	N/A	N/A	4.47%	5.34%	4.40%
Economic Value of Equity Policies

Interest Rate Change in Basis Points (bp)

	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

3/31/2010	N/A	N/A	N/A	-3.05%	-9.73%	-16.26%
3/31/2009	N/A	N/A	N/A	-4.74%	-15.38%	-25.43%
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
At March 31, 2010, modeling indicated Old National’s Net Interest Income at Risk values were positive for Up 100, Up 200 and Up 300 scenarios for both the 12-month and 24-month Net Interest Income at Risk. Positive results indicate that net interest income increases relative to net interest income modeled using interest rates as of March 31, 2010.

At March 31, 2010, modeling indicated that Old National was within the green zone policy limit for the Up 100, Up 200, and Up 300 Economic Value of Equity Scenarios, which is considered normal and acceptable for Economic Value of Equity scenarios. Old National’s Economic Value of Equity (“EVE”) scenarios indicated relatively less negative changes to economic value in rising interest rate scenarios at March 31, 2010 compared to March 31, 2009. These changes in EVE modeling results were primarily driven by a mix change in its interest earning assets. The loan portfolio as a percent of interest earning assets decreased and the investment portfolio as a percent of interest earning assets increased at March 31, 2010 in comparison to March 31, 2009.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on a 24-month forward curve. The forward curve represents the market’s expectations of future interest rates. As of March 31, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for the scenario resulted in a 4.35% increase in net interest income over an unchanged interest rate curve. In addition, Old National models a ramp scenario where current interest rates are increased 25 basis points each quarter over a 12 month timeframe. As of March 31, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for this scenario resulted in a 2.71% increase in net interest income over an unchanged interest rate curve.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $2.7 million at March 31, 2010, compared to an estimated fair value gain of $0.4 million at December 31, 2009. In addition, the notional amount of derivatives decreased by $93.0 million from 2009. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 12, 2010

•	Standard and Poor’s has issued unsolicited ratings with stable outlook as of November 16, 2009

•	Dominion Bond Rating Services has issued a stable outlook as of June 18, 2009

•	Moody’s Investor Service changed outlook to negative as of October 13, 2008

The senior debt ratings of Old National and Old National Bank at March 31, 2010, are shown in the following table.
SENIOR DEBT RATINGS

	Standard and Poor’s		Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term	term	term
Old National Bancorp	BBB	N/A	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	BBB+	A2	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable
As of March 31, 2010, Old National Bank had the capacity to borrow $767.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At March 31, 2010, the Parent Company’s other borrowings outstanding remained unchanged at $157.3 million compared with December 31, 2009. There is $50.0 million Parent Company debt scheduled to mature within the next 12 months.
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. There was no amount outstanding as of March 31, 2010. The facility will mature in April 2010 and Old National does not plan to renew the facility. Old National raised approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
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
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.073 billion and standby letters of credit of $105.3 million at March 31, 2010. At March 31, 2010, approximately $1.019 billion of the loan commitments had fixed rates and $54 million had floating rates, with the fixed rates ranging from 0% to 18%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.3 million at March 31, 2010.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at March 31, 2010:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,839,395	$—	$—	$—	$3,839,395
IRAs, consumer and brokered certificates of deposit	790,413	699,032	228,367	134,285	1,852,097
Short-term borrowings	357,983	—	—	—	357,983
Other borrowings	74,033	325,734	127,059	173,557	700,383
Operating leases	25,375	63,821	57,170	307,097	453,463

(A)	For the remaining nine months of fiscal 2010.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.
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
Management’s analysis of probable losses in the portfolio at March 31, 2010, resulted in a range for allowance for loan losses of $6.8 million with the potential effect to net income ranging from a decrease of $0.8 million to an increase of $3.7 million. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.
•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.
•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 14 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.
•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.
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

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

01/01/10 – 01/31/10	—	$—	—	—
02/01/10 – 02/28/10	40,134	11.78	40,134	—
03/01/10 – 03/31/10	—	—	—	—

Quarter-to-date 03/31/10	40,134	$11.78	40,134	—

There are no Board approved repurchase plans or programs for the repurchase of stock as of March 31, 2010, except for those associated with employee share-based incentive programs. In the first quarter of 2010, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.
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

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

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
10.10
Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11
Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.12
Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.13
Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.14
Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15
Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.16
Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17
Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18
Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.19
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007). 8-K filed with the Securities and Exchange Commission on September 24, 2007).*

10.20
Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21
Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.22
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

10.26
Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.27
Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.28
Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.29
Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.30
Form of Employment Agreement for Robert G. Jones, Daryl D. Moore, Barbara A. Murphy and Christopher A. Wolking (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.31
Severance/Change in Control Agreement between Old National and Annette W. Hudgions (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008).*

10.32
Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

10.33	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.34
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.35
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.36
Form of 2009 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

Exhibit No.	Description
10.37
Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.38
Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.39
Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bank and RBS Citizens, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

10.40
Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.41
Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

10.42
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.43
Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.44
Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.45
Form of 2010 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.46
Form of 2010 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.47
Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

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

Date: April 30, 2010