Form 10-Q
period 2010-06-30
OLD NATIONAL BANCORP /IN/
filed 2010-07-30
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 87,171,000 shares outstanding at June 30, 2010.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2010 (unaudited), December 31, 2009 and June 30, 2009 (unaudited)	3

Consolidated Statements of Income (unaudited) Three and six months ended June 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Six months ended June 30, 2010 and 2009	5

Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION	64

SIGNATURES	69

Exhibit 10.47
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2010	2009	2009
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$118,951	$144,156	$134,795
Money market and other interest-earning investments	307,672	353,120	74,451

Total cash and cash equivalents	426,623	497,276	209,246
Investment securities — available-for-sale, at fair value
U.S. Treasury	51,707	1,003	957
U.S. Government-sponsored entities and agencies	818,023	914,238	600,992
Mortgage-backed securities	868,421	882,726	950,500
States and political subdivisions	366,782	534,595	522,732
Other securities	159,534	153,657	174,227

Investment securities — available-for-sale	2,264,467	2,486,219	2,249,408
Investment securities — held-to-maturity, at amortized cost (fair value $596,614, $399,953 and $311,334 respectively)	582,068	396,009	314,170
Federal Home Loan Bank stock, at cost	36,090	36,090	36,090
Residential loans held for sale, at fair value	5,836	17,530	25,249
Finance leases held for sale	—	55,260	370,231
Loans:
Commercial	1,292,841	1,287,168	1,422,606
Commercial real estate	1,002,463	1,062,910	1,124,383
Residential real estate	427,838	403,391	448,438
Consumer credit, net of unearned income	1,007,961	1,082,017	1,155,779

Total loans	3,731,103	3,835,486	4,151,206
Allowance for loan losses	(71,863)	(69,548)	(70,101)

Net loans	3,659,240	3,765,938	4,081,105

Premises and equipment, net	51,457	52,399	58,671
Accrued interest receivable	45,187	49,340	49,082
Goodwill	167,884	167,884	167,884
Other intangible assets	29,181	32,307	36,148
Company-owned life insurance	225,062	224,652	224,237
Other assets	207,969	224,431	190,654

Total assets	$7,701,064	$8,005,335	$8,012,175

Liabilities
Deposits:
Noninterest-bearing demand	$1,170,196	$1,188,343	$1,045,568
Interest-bearing:
NOW	1,295,173	1,354,337	1,297,215
Savings	1,037,714	972,176	928,879
Money market	360,454	381,078	451,985
Time	1,783,437	2,007,554	2,074,861

Total deposits	5,646,974	5,903,488	5,798,508
Short-term borrowings	331,577	331,144	542,418
Other borrowings	604,356	699,059	810,305
Accrued expenses and other liabilities	243,424	227,818	226,355

Total liabilities	6,826,331	7,161,509	7,377,586

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Preferred stock, series T, no par value, $100,000 liquidation value, 1,000 shares authorized, no shares issued and or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 87,171, 87,182 and 66,433 shares issued and outstanding, respectively	87,171	87,182	66,433
Capital surplus	747,785	746,775	570,763
Retained earnings	38,617	30,235	46,060
Accumulated other comprehensive income (loss), net of tax	1,160	(20,366)	(48,667)

Total shareholders’ equity	874,733	843,826	634,589

Total liabilities and shareholders’ equity	$7,701,064	$8,005,335	$8,012,175

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income
Loans including fees:
Taxable	$43,874	$50,263	$88,781	$101,957
Nontaxable	2,486	5, 855	4,666	11,705
Investment securities, available-for-sale:
Taxable	19,755	25,417	40,551	48,898
Nontaxable	4,224	5,719	9,080	11,518
Investment securities, held-to-maturity, taxable	5,142	1,891	9,559	2,989
Money market investments and federal funds sold	115	37	301	98

Total interest income	75,596	89,182	152,938	177,165

Interest Expense
Deposits	12,607	17,659	26,543	35,449
Short-term borrowings	146	448	395	836
Other borrowings	7,689	10,308	15,729	20,915

Total interest expense	20,442	28,415	42,667	57,200

Net interest income	55,154	60,767	110,271	119,965
Provision for loan losses	8,000	11,968	17,281	29,268

Net interest income after provision for loan losses	47,154	48,799	92,990	90,697

Noninterest Income
Wealth management fees	3,963	4,258	8,250	8,085
Service charges on deposit accounts	13,150	15,675	25,096	26,364
ATM fees	5,930	5, 411	11,457	9,551
Mortgage banking revenue	632	1,764	1,121	3,492
Insurance premiums and commissions	8,913	8,908	19,118	20,318
Investment product fees	2,235	2,250	4,288	4,489
Company-owned life insurance	1,180	420	2,025	1,116
Net securities gains	6,008	10,295	9,511	15,872
Total other-than-temporary impairment losses	(5,814)	(8,445)	(6,392)	(23,733)
Loss recognized in other comprehensive income	(3,050)	(581)	(3,123)	(13,478)

Impairment losses recognized in earnings	(2,764)	(7,864)	(3,269)	(10,255)
Gain on derivatives	395	516	1,016	999
Gain on sale leaseback transactions	1,542	1,468	3,179	3,057
Other income	1,790	2,505	4,174	4,753

Total noninterest income	42,974	45,606	85,966	87,841

Noninterest Expense
Salaries and employee benefits	41,074	45,206	83,518	87,905
Occupancy	11,818	12,050	24,058	22,642
Equipment	2,630	2,674	5,426	4,988
Marketing	1,385	2,618	2,747	4,614
Data processing	5,634	5, 353	11,149	10,244
Communication	2,473	2,869	5,160	5, 420
Professional fees	2,176	2,108	3,877	4,750
Loan expense	1,108	1,151	2,016	2,026
Supplies	689	1,162	1,469	2,484
FDIC assessment	1,677	6,341	4,124	8,425
Amortization of intangibles	1,504	1,664	3,126	2,666
Other expense	5,703	3,555	8,261	8,051

Total noninterest expense	77,871	86,751	154,931	164,215

Income before income taxes	12,257	7,654	24,025	14,323
Income tax expense (benefit)	1,734	(1,981)	3,433	(4,717)

Net income	10,523	9,635	20,592	19,040
Preferred stock dividends and discount accretion	—	—	—	(3,892)

Net income available to common stockholders	$10,523	$9,635	$20,592	$15,148

Net income per common share — basic	$0.12	$0.15	$0.24	$0.23
Net income per common share — diluted	0.12	0.15	0.24	0.23

Weighted average number of common shares outstanding-basic	86,786	65,950	86,769	65,872
Weighted average number of common shares outstanding-diluted	86,911	65,999	86,889	65,916

Dividends per common share	$0.07	$0.07	$0.14	$0.30
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	19,040	—	19,040	$19,040
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	3,254	3,254	3,254
Transferred securities, net of tax	—	—	—	—	1,033	1,033	1,033
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	114	114	114
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	436	436	436

Total comprehensive income							$23,877

Dividends — common stock	—	—	—	(19,872)	—	(19,872)
Dividends — preferred stock	—	—	—	(1,250)		(1,250)
Common stock issued	—	151	1,357	—	—	1,508
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(28)	(322)	—	—	(350)
Warrants repurchased	—	—	(1,200)	—	—	(1,200)
Stock based compensation expense	—	—	796	—	—	796
Stock activity under incentive comp plans	—	(11)	257	(31)	—	215

Balance, June 30, 2009	$—	$66,433	$570,763	$46,060	$(48,667)	$634,589

Balance, December 31, 2009	$—	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	—	20,592	—	20,592	$20,592
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	15,004	15,004	15,004
Transferred securities, net of tax	—	—	—	—	5,360	5,360	5,360
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	681	681	681
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	481	481	481

Total comprehensive income							$42,118

Dividends — common stock	—	—	—	(12,175)	—	(12,175)
Common stock issued	—	6	67	—	—	73
Common stock repurchased	—	(41)	(441)	—	—	(482)
Stock based compensation expense	—	—	1,285	—	—	1,285
Stock activity under incentive comp plans	—	24	99	(35)	—	88

Balance, June 30, 2010	$—	$87,171	$747,785	$38,617	$1,160	$874,733

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$20,592	$19,040

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,824	4,287
Amortization and impairment of other intangible assets	3,126	2,666
Net premium (discount) amortization on investment securities	2,567	(71)
Restricted stock expense	1,142	614
Stock option expense	143	182
Provision for loan losses	17,281	29,268
Net securities gains	(9,511)	(15,872)
Impairment on available-for-sale securities	3,269	10,255
Gain on sale leasebacks	(3,179)	(3,057)
Gain on derivatives	(1,016)	(999)
Net gains on sales and write-downs of loans and other assets	(720)	(1,325)
Loss on extinguishment of debt	1,404	247
Increase in cash surrender value of company owned life insurance	(410)	(1,111)
Residential real estate loans originated for sale	(31,936)	(153,802)
Proceeds from sale of residential real estate loans	44,456	147,558
(Increase) decrease in interest receivable	4,153	(20)
Decrease in other assets	8,718	8,729
(Increase) decrease in accrued expenses and other liabilities	17,465	(6,699)

Total adjustments	61,776	20,850

Net cash flows provided by operating activities	82,368	39,890

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	—	389,917
Purchases of investment securities available-for-sale	(459,572)	(1,145,874)
Purchases of investment securities held-to-maturity	(65,141)	—
Purchase of loans	—	(8,024)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	290,365	394,193
Proceeds from sales of investment securities available-for-sale	287,771	415,092
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	20,190	14,925
Proceeds from sale of loans	3,283	2,000
Net principal collected from customers	141,393	224,291
Proceeds from sale of premises and equipment and other assets	14	18
Proceeds from sale leaseback of real estate	3,697	1,646
Purchases of premises and equipment	(5,508)	(8,179)

Net cash flows provided by (used in) investing activities	216,492	280,005

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	(18,147)	77,294
Savings, NOW and money market deposits	(14,250)	(90,902)
Time deposits	(224,117)	(35,704)
Short-term borrowings	433	(107,205)
Payments for maturities on other borrowings	(50,374)	(349)
Payments related to retirement of debt	(50,486)	(25,464)
Cash dividends paid on common stock	(12,175)	(19,872)
Cash dividends paid on preferred stock	—	(1,514)
Common stock repurchased	(482)	(350)
Proceeds from exercise of stock options, including tax benefit	12	97
Repurchase of TARP preferred stock and warrants	—	(101,200)
Common stock issued	73	1,508

Net cash flows provided by (used in) financing activities	(369,513)	(303,661)

Net increase (decrease) in cash and cash equivalents	(70,653)	16,234
Cash and cash equivalents at beginning of period	497,276	193,012

Cash and cash equivalents at end of period	$426,623	$209,246

Supplemental cash flow information:
Total interest paid	$44,484	$58,208
Total taxes paid (net of refunds)	$(2,825)	$2,102
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2010 and 2009, and December 31, 2009, and the results of its operations for the three and six months ended June 30, 2010 and 2009. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2009.
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
Old National has loan participations, which qualified as participating interests, with other financial institutions. At June 30, 2010, the loans involved totaled $53.7 million, of which $27.6 million had been sold to other financial institutions and $26.1 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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

FASB ASC 820-10 — In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations and applicable disclosures have been included.
FASB ASC 855 — In March 2010, the FASB issued an update (ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives) impacting FASB ASC 815-15, Derivatives and Hedging — Embedded Derivatives. The amendments clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This update became effective for the Company for the interim reporting period beginning after June 15, 2010 and did not have a material impact on the Company’s consolidated financial statements or results of operations.
FASB ASC 310 — In April 2010, the FASB issued an update (ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset) impacting FASB ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This update became effective for the Company for the interim reporting period beginning after June 15, 2010 and did not have a material impact on the Company’s consolidated financial statements or results of operations.
FASB ASC 820-10 — In July 2010, the FASB issued an update (ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses). The update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. The amendments that require disclosures as of the end of a reporting period are effective for the periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for the periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
NOTE 3 — ACQUISITION
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million in cash. Old National recorded goodwill of $8.7 million, $11.2 million of intangible assets, cash of $372.7 million, loans of $5.6 million and other assets of $11.7 million. We assumed deposits of $426.9 million and other liabilities of $0.2 million. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 9 to the consolidated financial statements for additional information.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30, 2010	June 30, 2009
Basic Earnings Per Share
Net income	$10,523	$9,635
Less: Preferred stock dividends and accretion of discount	—	—

Net income available to common stockholders	10,523	9,635

Weighted average common shares outstanding	86,786	65,950

Basic Earnings Per Share	$0.12	$0.15

Diluted Earnings Per Share
Net income available to common stockholders	10,523	9,635

Weighted average common shares outstanding	86,786	65,950
Effect of dilutive securities:
Restricted stock (1)	114	41
Stock options (2)	11	8

Weighted average shares outstanding	86,911	65,999

Diluted Earnings Per Share	$0.12	$0.15

	Six Months Ended	Six Months Ended
(dollars and shares in thousands, except per share data)	June 30, 2010	June 30, 2009
Basic Earnings Per Share
Net income	$20,592	$19,040
Less: Preferred stock dividends and accretion of discount	—	3,892

Net income available to common stockholders	20,592	15,148

Weighted average common shares outstanding	86,769	65,872

Basic Earnings Per Share	$0.24	$0.23

Diluted Earnings Per Share
Net income available to common stockholders	20,592	15,148

Weighted average common shares outstanding	86,769	65,872
Effect of dilutive securities:
Restricted stock (1)	109	34
Stock options (2)	11	10

Weighted average shares outstanding	86,889	65,916

Diluted Earnings Per Share	$0.24	$0.23

(1)	18 and 144 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the second quarter ended June 30, 2010 and 2009, respectively, because the effect would be antidulitive. 69 and 220 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the six months ended June 30, 2010 and 2009, respectively, because the effect would be antidulitive.

(2)	Options to purchase 6,015 shares and 6,050 shares outstanding at June 30, 2010 and 2009, respectively, were not included in the computation of net income per diluted share for the second quarter and six months ended June 30, 2010 and 2009, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Net income	$10,523	$9,635	$20,592	$19,040
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	29,012	2,070	44,060	25,763
Reclassification for securities transferred to held-to-maturity	(9,371)	(1,791)	(9,371)	(1,791)
Reclassification adjustment for securities (gains) losses realized in income	(6,008)	(10,295)	(9,511)	(15,872)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(3,050)	(581)	(3,123)	(13,478)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	2,764	7,864	3,269	10,255
Income tax effect	(5,379)	1,074	(10,320)	(1,623)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	9,371	1,791	9,371	1,791
Amortization of fair value previously recognized into accumulated other comprehensive income	(260)	(69)	(444)	(69)
Income tax effect	(3,641)	(689)	(3,567)	(689)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	357	(1,065)	989	44
Reclassification adjustment on cash flow hedges	72	72	144	144
Income tax effect	(171)	398	(452)	(74)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	401	13	802	727
Income tax effect	(160)	(6)	(321)	(291)

Total other comprehensive income (loss)	13,937	(1,214)	21,526	4,837

Comprehensive income (loss)	$24,460	$8,421	$42,118	$23,877

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2010 and 2009:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	June 30,
(dollars in thousands)	2009	Income	2010
Unrealized gains (losses) on available-for-sale securities	$19,789	$16,854	$36,643
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(27,501)	(1,850)	(29,351)
Unrealized gains (losses) on held-to-maturity securities	812	5,360	6,172
Unrecognized gain (loss) on cash flow hedges	187	681	868
Defined benefit pension plans	(13,653)	481	(13,172)

Accumulated other comprehensive income (AOCI)	$(20,366)	$21,526	$1,160

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	June 30,
(dollars in thousands)	2008	Income	2009
Unrealized gains (losses) on available-for-sale securities	$(40,504)	$12,247	$(28,257)
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	—	(8,993)	(8,993)
Unrealized gains (losses) on held-to-maturity securities	—	1,033	1,033
Unrecognized gain (loss) on cash flow hedges	(480)	114	(366)
Defined benefit pension plans	(12,520)	436	(12,084)

Accumulated other comprehensive income (AOCI)	$(53,504)	$4,837	$(48,667)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2010
Available-for-sale
U.S. Treasury	$51,321	$386	$—	$51,707
U.S. Government-sponsored entities and agencies	805,692	12,331	—	818,023
Mortgage-backed securities — Agency	677,750	25,973	(1)	703,722
Mortgage-backed securities — Non-agency	194,813	794	(30,908)	164,699
States and political subdivisions	351,363	15,733	(314)	366,782
Pooled trust preferrred securities	28,150	—	(17,610)	10,540
Other securities	143,051	7,835	(1,892)	148,994

Total available-for-sale securities	$2,252,140	$63,052	$(50,725)	$2,264,467

Held-to-maturity
U.S. Government-sponsored entities and agencies	$290,127	$7,610	$—	$297,737
Mortgage-backed securities — Agency	146,899	5,639	—	152,538
States and political subdivisions	143,692	1,605	—	145,297
Other securities	1,350	—	(308)	1,042

Total held-to-maturity securities	$582,068	$14,854	$(308)	$596,614

December 31, 2009
Available-for-sale
U.S. Treasury	$1,002	$1	$—	$1,003
U.S. Government-sponsored entities and agencies	918,366	3,260	(7,389)	914,237
Mortgage-backed securities — Agency	688,439	19,783	(93)	708,129
Mortgage-backed securities — Non-agency	216,215	933	(42,551)	174,597
States and political subdivisions	508,496	27,159	(1,060)	534,595
Pooled trust preferrred securities	28,498	—	(16,100)	12,398
Other securities	138,200	6,098	(3,038)	141,260

Total available-for-sale securities	$2,499,216	$57,234	$(70,231)	$2,486,219

Held-to-maturity
U.S. Government-sponsored entities and agencies	$227,461	$2,029	$(1,613)	$227,877
Mortgage-backed securities — Agency	165,639	3,934	—	169,573
Other securities	2,909	—	(406)	2,503

Total held-to-maturity securities	$396,009	$5,963	$(2,019)	$399,953

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

	June 30, 2010		Weighted
	Amortized	Fair	Average
(dollars in thousands)	Cost	Value	Yield
Maturity
Available-for-sale
Within one year	$106,784	$108,517	3.40%
One to five years	982,687	1,002,939	3.51
Five to ten years	435,705	425,409	4.65
Beyond ten years	726,964	727,602	4.64

Total	$2,252,140	$2,264,467	4.09%

Held-to-maturity
Within one year	$181	$111	4.64%
One to five years	148,367	153,769	3.61
Five to ten years	7,730	7,813	3.84
Beyond ten years	425,790	434,921	4.25

Total	$582,068	$596,614	4.09%

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Available-for-Sale
Mortgage-backed securities — Agency	$1,062	$(1)	$16	$—	$1,078	$(1)
Mortgage-backed securities — Non-agency	23,570	(3,677)	113,422	(27,231)	136,992	(30,908)
States and political subdivisions	30,955	(234)	6,445	(80)	37,400	(314)
Pooled trust preferrred securities	—	—	10,539	(17,610)	10,539	(17,610)
Other securities	3,125	(95)	6,249	(1,797)	9,374	(1,892)

Total available-for-sale	$58,712	$(4,007)	$136,671	$(46,718)	$195,383	$(50,725)

Held-to-Maturity
Other securities	$—	$—	$1,042	$(308)	$1,042	$(308)

Total held-to-maturity	$—	$—	$1,042	$(308)	$1,042	$(308)

December 31, 2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$261,186	$(7,389)	$—	$—	$261,186	$(7,389)
Mortgage-backed securities — Agency	18,488	(93)	37	—	18,525	(93)
Mortgage-backed securities — Non-agency	1,141	(8)	140,622	(42,543)	141,763	(42,551)
States and political subdivisions	75,918	(871)	6,783	(189)	82,701	(1,060)
Pooled trust preferrred securities	—	—	12,398	(16,100)	12,398	(16,100)
Other securities	4,445	(40)	8,891	(2,998)	13,336	(3,038)

Total available-for-sale	$361,178	$(8,401)	$168,731	$(61,830)	$529,909	$(70,231)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$93,467	$(1,613)	$—	$—	$93,467	$(1,613)
Other securities	—	—	2,502	(406)	2,502	(406)

Total held-to-maturity	$93,467	$(1,613)	$2,502	$(406)	$95,969	$(2,019)

Proceeds from sales and calls of securities available for sale were $434.1 million and $627.4 million for the six months ended June 30, 2010 and 2009, respectively. Gains of $9.8 million and $16.8 million were realized on these sales during 2010 and 2009, respectively, and losses of $0.3 million and $0.9 million were realized on these sales during 2010 and 2009. Also impacting earnings in the first six months of 2010 are other-than-temporary impairment charges related to credit loss on two pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $3.3 million, described below. Impacting earnings in the first six months of 2009 were other-than-temporary impairment charges related to credit loss on six pooled trust preferred securities in the amount of $10.3 million.
During the second quarter of 2010, approximately $143.8 million of municipal securities were transferred from the available-for-sale portfolio to the held-to-maturity portfolio at fair value. The $9.4 million unrealized holding gain at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield.
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
As of June 30, 2010, Old National’s security portfolio consisted of 1,023 securities, 66 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At June 30, 2010, the Company’s securities portfolio contained 17 non-agency collateralized mortgage obligations with a fair value of $164.7 million which had net unrealized losses of approximately $30.1 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of June 30, 2010, ten of these securities were rated below investment grade with grades ranging from B to CC. One of the ten securities is rated B and has a fair value of $10.4 million, six of the securities are rated CCC with a fair value of $53.4 million and three of the securities are rated CC with a fair value of $32.2 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states and a higher default-curve and severity percentages were applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $3.0 million of credit losses on ten of these securities for the six months ended June 30, 2010. The fair value of these non-agency mortgage-backed securities was $96.0 million at June 30, 2010.

Pooled Trust Preferred Securities
At June 30, 2010, the Company’s securities portfolio contained nine pooled trust preferred securities with a market value of $10.5 million and unrealized losses of $17.6 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a market value of $4.7 million with unrealized losses of $9.3 million at June 30, 2010. These securities were rated A2 and A3 at inception, but at June 30, 2010, one security was rated BB, five securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2010, our model indicated other-than-temporary-impairment losses on two securities of $0.7 million, of which $0.3 million was recorded as a credit loss in earnings and $0.4 million is included in other comprehensive income. At June 30, 2010, the fair value of these two securities was $1.1 million and they remained classified as available for sale.
Two of our pooled trust preferred securities with a fair value of $5.8 million and unrealized losses of $8.3 million at June 30, 2010 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
For the six months ended June 30, 2009, our model indicated other-than-temporary-impairment losses on six pooled trust preferred securities of $23.7 million, of which $10.2 million was recorded as expense and $13.5 million was recorded in other comprehensive income. Together, the seven securities subject to FASB ASC 325-10 accounted for $13.7 million of the unrealized loss in the pooled trust preferred securities category at June 30, 2009.
The table below summarizes the relevant characteristics of our nine pooled trust preferred securities as well as four single issuer trust preferred securities which are included with other securities in Note 6 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.
As depicted in the table below, all nine securities have experienced credit defaults. However, three of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
Trust preferred securities		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
June 30, 2010		Credit	Book	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(Dollars in Thousands)	Class	Rating (1)	Value	Value	(Loss)	2010	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$1,287	$346	$(941)	$146	21/39	37.8%	18.6%	0.0%
MM Community Funding IX	B-2	C	2,116	767	(1,349)	165	21/34	32.0%	17.1%	0.0%
Reg Div Funding 2004	B-2	D	4,575	1,187	(3,388)	—	29/46	34.4%	19.1%	0.0%
Pretsl XII	B-1	C	2,886	865	(2,021)	—	51/77	33.2%	8.3%	0.0%
Pretsl XV	B-1	C	1,695	511	(1,184)	—	56/72	26.6%	18.9%	0.0%
Reg Div Funding 2005	B-1	C	311	39	(272)	—	23/49	50.6%	41.3%	0.0%
MM Community Funding II	B	BB	1,145	1,016	(129)	—	6/9	4.7%	5.0%	15.8%
Pretsl XXVII LTD	B	Caa3	4,769	1,452	(3,317)	—	34/49	27.8%	24.6%	22.7%
Trapeza Ser 13A	A2A	BB-	9,364	4,357	(5,007)	—	43/63	31.7%	28.4%	34.4%

			28,148	10,540	(17,608)	311

Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB-	2,900	2,921	21	—
First Empire Cap (M&T)		BBB-	953	974	21	—
Fleet Cap Tr V (BOA)		BB	3,348	2,540	(808)	—
JP Morgan Chase Cap XIII		BBB+	4,698	3,709	(989)	—

			11,899	10,144	(1,755)	—

Total			$40,047	$20,684	$(19,363)	$311

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Six months
		Credit	Book	ended	ended
	Vintage	Rating (1)	Value	June 30, 2010	June 30, 2010
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$79	$79
CWALT Ser 73CB	2005	CCC	6,606	150	207
CWALT Ser 73CB	2005	CCC	8,353	324	427
CWHL 2006-10	2006	CC	10,030	105	309
CWHL 2005-20	2005	B-	10,987	7	39
FHASI Ser 4	2007	CCC	21,654	592	592
RFMSI Ser S9	2006	CC	32,070	923	923
RFMSI Ser S10	2006	CCC	4,362	74	74
RALI QS2	2006	CC	6,968	199	278
RFMSI S1	2006	CCC	5,767	—	30

			120,823	2,453	2,958
Pooled trust preferred securities:
TROPC	2003	C	2,116	165	165
MM Community Funding IX	2003	C	1,287	146	146

			3,403	311	311
Total other-than-temporary- impairment recognized in earnings				$2,764	$3,269

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2009 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Six months
		Credit	Book	ended	ended
	Vintage	Rating (1)	Value	June 30, 2009	June 30, 2009
Pooled trust preferred securities:
TROPC	2003	CC	$2,582	$1,583	$2,411
MM Community Funding IX	2003	CC	3,477	1,178	1,460
Reg Div Funding	2004	CC	5,626	2,915	4,196
Pretsl XII	2003	CC	3,940	810	810
Pretsl XV	2004	CC	4,130	895	895
Reg Div Funding	2005	C	3,544	483	483

			$23,299	7,864	10,255
Total other-than-temporary- impairment recognized in earnings				$7,864	$10,255

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table presents a rollforward of the cumulative credit losses recognized in earnings:

Beginning balance, January 1, 2010	$24,795
Increase to the amount related to the credit loss for which other-than- temporary-impairment was previously recognized	3,269

Ending balance, June 30, 2010	$28,064

The cumulative life-to-date credit losses of $28,064 consist of losses of $7,387 on non-agency mortgage-backed securities and $20,677 of losses on pooled trust preferred securities.
NOTE 7 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At June 30, 2010 and December 31, 2009, Old National had residential loans held for sale of $5.8 million and $17.5 million, respectively. The majority of new production during the first six months of 2010 was retained in Old National’s loan portfolio, resulting in lower residential loans held for sale.
In June 2009, Old National transferred $370.2 million of leases to held for sale status. During the third quarter, $258.0 million of these leases were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Management decided to retain its taxable leases and approximately $46.0 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or fair value in the third quarter of 2009. No losses were recorded in connection with the transfer back to the loan portfolio. During 2010, management decided to transfer the remaining leases from held for sale back to the loan portfolio due to decreased levels of loan production. The remaining leases were transferred at the lower of cost or fair value. No losses were recorded in connection with the transfer.
During the first six months of 2010, commercial and commercial real estate loans held for investment of $3.1 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.3 million, resulting in a recovery of $0.2 million on the loans transferred. During the first six months of 2009, commercial and commercial real estate loans held for investment of $2.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.0 million, resulting in a write-down on loans transferred to held for sale of $0.6 million, which was recorded as a reduction to the allowance for loan losses.

NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009
Balance, January 1	$69,548	$67,087
Additions:
Provision charged to expense	17,281	29,268
Deductions:
Write-downs from loans transferred to held for sale	—	572
Loans charged-off	22,719	31,895
Recoveries	(7,753)	(6,213)

Net charge-offs	14,966	26,254

Balance, June 30	$71,863	$70,101

Individually impaired loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Impaired loans without an allowance for loan losses allocation	$11,859	$12,659
Impaired loans with an allowance for loan losses allocation	40,139	36,452

Total impaired loans	$51,998	$49,111

Allowance for loan losses allocated to impaired loans	$11,933	$14,503
For the six months ended June 30, 2010 and 2009, the average balance of impaired loans was $50.4 million and $60.3 million, respectively, for which no interest income was recorded. Generally, no additional funds are committed to be advanced in connection with impaired loans, including troubled debt restructurings.
Impaired loans are defined as those which management believes that based on current information, it is probable that Old National will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When management determines that a loan is impaired, impairment is calculated based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, except in cases where the loan is collateral-dependent. If the loan is deemed to be collateral-dependent, updated appraisals are obtained and selling costs are considered to arrive at an estimate of current fair value. If management determines that the fair value of an impaired loan is less than the recorded investment in the loan, an impairment charge is recognized by recording a charge-off to the allowance for loan losses.
Nonperforming loans were as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Nonaccrual loans	$68,860	$67,016
Renegotiated loans not on nonaccrual	—	—

Total nonperforming loans	$68,860	$67,016

Past due loans (90 days or more and still accruing)	$513	$3,501
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

In the course of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans. We attempt to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At June 30, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $5.2 million,consisting of $4.6 million of commercial loans and $0.6 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $2.4 million. At December 31, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $10.0 million, consisting of $7.6 million of commercial loans and $2.4 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $3.5 million.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2010 and 2009:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, June 30, 2010	$128,011	$39,873	$167,884

Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,686	—	8,686

Balance, June 30, 2009	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2009 and determined that no impairment existed as of this date. Old National recorded $8.7 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2010 and December 31, 2009 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2010
Amortized intangible assets:
Core deposit	$26,810	$(12,774)	$14,036
Customer business relationships	25,753	(13,650)	12,103
Customer loan relationships	4,413	(1,371)	3,042

Total intangible assets	$56,976	$(27,795)	$29,181

December 31, 2009
Amortized intangible assets:
Core deposit	$26,810	$(10,794)	$16,016
Customer business relationships	25,753	(12,705)	13,048
Customer loan relationships	4,413	(1,170)	3,243

Total intangible assets	$56,976	$(24,669)	$32,307

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. During the first quarter of 2009, Old National recorded $11.2 million of core deposit intangibles associated with the acquisition of the branch banking network of Citizens Financial Group, which is included in the “Community Banking” segment. Total amortization expense associated with other intangible assets for the six months ended June 30 was $3.1 million in 2010 and $2.7 million in 2009.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2010 remaining	$3,004
2011	5,546
2012	4,840
2013	4,050
2014	3,259
Thereafter	8,482

Total	$29,181

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2010:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2010
Outstanding at June 30, 2010	$976	$321,971	$8,630	$331,577
Average amount outstanding	1,134	322,093	9,176	332,403
Maximum amount outstanding at any month-end	1,584	348,403	10,423
Weighted average interest rate:
During six months ended
June 30, 2010	—%	0.18%	2.47%	0.24%
At June 30, 2010	—	0.17	—	0.16
Other Short-term Borrowings
Line of Credit
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. Old National did not use the facility. The facility matured in April 2010 and Old National did not renew the facility.
Treasury Investment Program
As of June 30, 2010, Old National had $8.6 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At June 30, 2010, the effective interest rate on these funds was 0%.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Old National Bancorp:
Senior unsecured note (fixed rate 5.00%) maturing May 2010	$—	$50,000
Junior subordinated debenture (fixed rate of 8.00% and variable rates 2.28% to 3.58%) maturing April 2032 to March 2035	108,000	108,000
ASC 815 fair value hedge and other basis adjustments	(705)	(726)
Old National Bank:
Securities sold under agreements to repurchase (fixed rate 2.45% and variable rate 3.11%) maturing March 2012 to October 2014	75,000	99,000
Federal Home Loan Bank advances (fixed rates 3.20% to 8.34% and variable rates 1.87% to 2.58%) maturing August 2011 to January 2023	264,621	289,974
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,329	4,350
ASC 815 fair value hedge and other basis adjustments	3,111	(1,539)

Total other borrowings	$604,356	$699,059

Contractual maturities of other borrowings at June 30, 2010, were as follows:

(dollars in thousands)
Due in 2010	$22
Due in 2011	225,046
Due in 2012	75,688
Due in 2013	76,170
Due in 2014	50,889
Thereafter	174,135
SFAS 133 fair value hedge and other basis adjustments	2,406

Total	$604,356

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.73% and 3.68% at June 30, 2010, and December 31, 2009, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 160% of outstanding debt.
SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited with-in five years or less until maturity. As of June 30, 2010, 20%, or $30 million of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, the subordinated bank notes mature October 2011. Capital treatment will cease October 2010, or one year prior to the maturity date.

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
In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities had a cumulative annual distribution rate of 6.27% until March 2010 when it began carrying a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole, or in part, at any time without limitation.
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
At June 30, 2010, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2010 remaining	$196
2011	390
2012	390
2013	390
2014	410
Thereafter	10,903

Total minimum lease payments	12,679
Less amounts representing interest	8,350

Present value of net minimum lease payments	$4,329

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
Old National contributed $0.1 million to cover benefit payments from the Restoration Plan during the first six months of 2010. Old National expects to contribute an additional $0.1 million to cover benefit payments from the Restoration Plan during the remainder of 2010.
The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Interest cost	$497	$493	$994	$986
Expected return on plan assets	(490)	(482)	(980)	(965)
Recognized actuarial loss	401	363	802	726
Settlement	—	(350)	—	—

Net periodic benefit cost	$408	$24	$816	$747

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At June 30, 2010, 1.3 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company did not grant any stock options during the first six months of 2010. Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first six months of 2010 as compared to $0.1 million for the first six months of 2009.
Restricted Stock Awards
The Company granted 112 thousand time-based restricted stock awards to certain key officers during 2010, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2010, unrecognized compensation expense was estimated to be $2.4 million for unvested restricted share awards.
Old National recorded expense of $0.4 million, net of tax benefit, during the first six months of 2010, compared to expense of $0.3 million during the first six months of 2009 related to the vesting of restricted share awards. Included in the first six months of 2010 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants. Included in the first six months of 2009 is the reversal of $0.8 million of expense associated with certain performance-based restricted stock grants.

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
Old National recorded $0.3 million of stock based compensation expense, net of tax, during the first six months of 2010. Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first six months of 2009.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Provision at statutory rate of 35%	$4,290	$2,679	$8,409	$5,013
Tax-exempt income	(2,672)	(4,060)	(5,333)	(8,231)
State income taxes	162	(675)	247	(1,481)
Other, net	(46)	75	110	(18)

Income tax expense (benefit)	$1,734	$(1,981)	$3,433	$(4,717)

Effective tax rate	14.1%	(25.9)%	14.3%	(32.9)%
For the three and six months ended June 30, 2010, the effective tax rate was higher than the three and six months ended June 30, 2009. The higher tax rate in the second quarter and six months of 2010 is the result of a decrease in tax-exempt income relative to pre-tax income.
No valuation allowance was recorded at June 30, 2010 and 2009 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2010	2009
Balance at January 1	$8,500	$7,513
Additions (reductions) based on tax positions related to the current year	(584)	52

Balance at June 30	$7,916	$7,565

Approximately $1.4 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $197.5 million and $297.5 million at June 30, 2010 and December 31, 2009, respectively. The June 30, 2010 balances consist of $97.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2009 balances consist of $197.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2010, the notional amount of the interest rate lock commitments and forward commitments were $8.4 million and $12.2 million, respectively. At December 31, 2009, the notional amount of the interest rate lock commitments and forward commitments were $20.0 million and $36.1 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $448.1 million and $448.1 million, respectively, at June 30, 2010. At December 31, 2009, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $479.8 million and $479.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and foreign exchange forward contracts. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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
The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,206	Other assets	$1,789

Total derivatives designated as hedging instruments		$6,206		$1,789

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$34,603	Other assets	$27,749
Foreign exchange contracts	Other assets	—	Other assets	12
Mortgage contracts	Other assets	182	Other assets	370

Total derivatives not designated as hedging instruments		$34,785		$28,131

Total derivative assets		$40,991		$29,920

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$—	Other liabilities	$1,188

Total derivatives designated as hedging instruments		$—		$1,188

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$35,435	Other liabilities	$28,279
Foreign exchange contracts	Other liabilities	—	Other liabilities	12
Mortgage contracts	Other liabilities	36	Other liabilities	—

Total derivatives not designated as hedging instruments		$35,471		$28,291

Total derivative liabilities		$35,471		$29,479

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		June 30, 2010	June 30, 2009
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$866	$216
Interest rate contracts (2)	Other income / (expense)	695	60

Total		$1,561	$276

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$382	$352

Total		$382	$352

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$(68)
Interest rate contracts (3)	Other income / (expense)	(302)	455
Mortgage contracts	Mortgage banking revenue	(38)	234

Total		$(340)	$621

		Six months	Six months
		ended	ended
(dollars in thousands)		June 30, 2010	June 30, 2009
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,907	$756
Interest rate contracts (2)	Other income / (expense)	1,317	72

Total		$3,224	$828

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$775	$472

Total		$775	$472

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$(428)
Interest rate contracts (3)	Other income / (expense)	(301)	927
Mortgage contracts	Mortgage banking revenue	(224)	562

Total		$(525)	$1,061

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010. The briefing schedule on the motion is now complete and it is now ripe for the judge to rule. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.
In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.7 million, net of selling costs, resulting in a gain of approximately $124.1 million. Approximately $119.7 million of the gain was deferred and is being recognized over the term of the leases. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.4 million per year.
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of June 30, 2010, Old National had closed or merged 18 of these locations into existing branch locations. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.082 billion and standby letters of credit of $87.3 million at June 30, 2010. At June 30, 2010, approximately $1.027 billion of the loan commitments had fixed rates and $55 million had floating rates, with the fixed interest rates ranging from 0% to 18%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2010 and December 31, 2009, the balance of the allowance for unfunded loan commitments was $4.9 million and $5.5 million, respectively.
At June 30, 2010 and December 31, 2009, Old National had credit extensions of $24.7 million and $25.9 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2010 and December 31, 2009, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $21.6 million and $22.8 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2010, the notional amount of standby letters of credit was $87.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million. At December 31, 2009, the notional amount of standby letters of credit was $103.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.3 million at June 30, 2010.
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

Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended June 30, 2010
Net interest income	$62,088	$(5,991)	$(943)	$55,154
Provision for loan losses	8,000	—	—	8,000
Noninterest income	22,689	4,397	15,888	42,974
Noninterest expense	58,755	2,964	16,152	77,871
Income (loss) before income taxes	18,022	(4,558)	(1,207)	12,257
Total assets	3,916,001	3,676,436	108,627	7,701,064
Three months ended June 30, 2009
Net interest income	$66,783	$(4,782)	$(1,234)	$60,767
Provision for loan losses	11,978	85	(95)	11,968
Noninterest income	26,525	3,308	15,773	45,606
Noninterest expense	68,193	2,810	15,748	86,751
Income (loss) before income taxes	13,137	(4,369)	(1,114)	7,654
Total assets	4,754,079	3,138,161	119,935	8,012,175

Six months ended June 30, 2010
Net interest income	$123,813	$(11,679)	$(1,863)	$110,271
Provision for loan losses	17,306	—	(25)	17,281
Noninterest income	44,226	8,633	33,107	85,966
Noninterest expense	118,783	4,245	31,903	154,931
Income (loss) before income taxes	31,950	(7,291)	(634)	24,025
Total assets	3,916,001	3,676,436	108,627	7,701,064
Six months ended June 30, 2009
Net interest income	$136,241	$(14,536)	$(1,740)	$119,965
Provision for loan losses	29,278	85	(95)	29,268
Noninterest income	46,701	7,508	33,632	87,841
Noninterest expense	127,671	4,258	32,286	164,215
Income (loss) before income taxes	25,993	(11,371)	(299)	14,323
Total assets	4,754,079	3,138,161	119,935	8,012,175
Included in noninterest expense in the Community Banking segment in both the three months and six months ended June 30, 2009 is the FDIC special assessment of approximately $4.0 million. Expenses related to the acquisition of the Citizens Financial Group branch network of $1.3 million and $4.4 million are included in noninterest expense in the three months and six months ended June 30, 2009, respectively.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$51,707	$51,707	$—	$—
U.S. Government-sponsored entities and agencies	818,023	—	818,023	—
Mortgage-backed securities — Agency	703,722	—	703,722	—
Mortgage-backed securities — Non-agency	164,699	—	164,699	—
States and political subdivisions	366,782	—	366,782	—
Pooled trust preferred securities	10,540	—	—	10,540
Other securities	148,994	—	148,994
Residential loans held for sale	5,836	—	5,836	—
Derivative assets	40,991	—	40,991	—
Financial Liabilities
Derivative liabilities	35,471	—	35,471	—

During the second quarter of 2010, approximately $143.8 million of municipal securities were transferred from the available-for-sale portfolio to the held-to-maturity portfolio at fair value. There were no other significant transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities during the six months ended June 30, 2010.

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
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/amortization of discount or premium	(33)
Payments received	(10)
Credit loss write-downs	(311)
Increase/decrease in fair value of securities	(1,504)

Ending balance, June 30, 2010	$10,540

Included in the income statement is $33 thousand of expense included in interest income from the amortization of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,667
Accretion/amortization of discount or premium	(14)
Payments received	(99)
Credit loss write-downs	(10,255)
Increase/decrease in fair value of securities	7,054

Ending balance, June 30, 2009	$16,353

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2010 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$28,206	—	—	$28,206
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $40.1 million, with a valuation allowance of $11.9 million at June 30, 2010. Old National recorded $3.9 million of provision expense associated with these loans for the six months ended June 30, 2010.

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

For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $40 thousand and $123 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2010, respectively. Included in the income statement are $210 thousand and $347 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2009, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes no interest expense for the three and six months ended June 30, 2010, respectively, for certain retail certificates of deposit. The income statement includes $2 thousand and $73 thousand of interest expense for the three and six months ended June 30, 2009, respectively, for certain retail certificates of deposit.
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
Certain retail certificates of deposit
Previously, Old National had elected the fair value option for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that have been matched with derivative instruments. Old National has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. At June 30, 2010, there were no retail certificates of deposit accounted for under the fair value option.
As of June 30 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$5,836	$215	$5,621
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three and six months ended June 30, 2010:

Changes in Fair Value for the Three Months ended June 30, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$153	$1	$—	$154

Changes in Fair Value for the Six Months ended June 30, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(70)	$1	$—	$(69)

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

The carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2010 and December 31, 2009 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
June 30, 2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$426,623	$426,623
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	290,127	297,737
Mortgage-backed securities — Agency	146,899	152,538
State and political subdivisions	143,692	145,297
Other securities	1,350	1,042
Federal Home Loan Bank stock	36,090	36,090
Loans, net (including impaired loans)
Commercial	1,264,307	1,306,015
Commercial real estate	975,197	1,023,697
Residential real estate	424,678	449,966
Consumer credit	995,058	1,063,277
Accrued interest receivable	45,187	45,187

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,170,196	$1,170,196
NOW, savings and money market deposits	2,693,341	2,693,341
Time deposits	1,783,437	1,836,761
Short-term borrowings:
Federal funds purchased	976	976
Repurchase agreements	321,971	321,970
Other short-term borrowings	8,630	8,630
Other borrowings:
Junior subordinated debenture	108,000	108,628
Repurchase agreements	75,000	80,192
Federal Home Loan Bank advances	264,621	281,988
Subordinated bank notes	150,000	154,815
Capital lease obligation	4,329	5,030
Accrued interest payable	10,962	10,962
Standby letters of credit	575	575

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,547

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2009
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$497,276	$497,276
Investment securities held-to-maturity	396,009	399,953
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	55,260	55,449
Loans, net (including impaired loans)	3,765,938	3,975,545
Accrued interest receivable	49,340	49,340

Financial Liabilities
Deposits	$5,903,488	$5,950,705
Short-term borrowings	331,144	331,156
Other borrowings	699,059	724,364
Accrued interest payable	12,778	12,778
Standby letters of credit	578	578

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,643
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
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2010 and 2009, and financial condition as of June 30, 2010, compared to June 30, 2009, and December 31, 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
During the second quarter of 2010, net income available to common shareholders was $10.5 million, compared to $9.6 million at June 30, 2009. Results for the second quarter of 2010 were impacted by securities gains of $6.0 million, other-than-temporary impairment of $2.8 million, loss on debt extinguishment of $1.4 million and expense of $0.9 million associated with five financial centers which were consolidated during the quarter. Diluted earnings per share available to common shareholders were $0.12 per share, compared to earnings of $0.15 per share in the second quarter of 2009. The additional shares issued as a result of the Company’s successful stock offering in the third quarter of 2009 impacted diluted earnings per share in 2010.
The securities gains recognized during the quarter were, in large part, due to management’s investment strategy of reducing risk in the investment portfolio by shortening duration. Long dated municipal securities were sold during the quarter and the proceeds reinvested into lower yielding taxable securities. These steps will lower our capital exposure when interest rates begin to rise but will also result in lower yields in future periods.
We are starting to see some positive economic indicators; however, we believe the recovery in the financial services industry will be slow and that the Company will continue to be affected by low interest rates, a challenging credit environment, and weak loan demand for several more quarters. Management continues to focus on expense rationalization and process improvement as well as the implementation of new regulatory requirements and is taking pro-active steps to mitigate potential lost revenues resulting from the new regulations.
Credit metrics remain well controlled relative to the industry and favorable compared to the prior year. At June 30, 2010, our reserve for loan losses was $71.9 million, compared to $70.1 million at June 30, 2009. The allowance for loan losses equaled 104% of nonperforming loans at June 30, 2010 compared to 90% at June 30, 2009. Annualized, net charge-offs were 0.90% of average loans in the second quarter of 2010 compared to 1.19% in the second quarter of 2009.
Our balance sheet is well positioned given the current economic environment. We continue to maintain strong liquidity and have substantial resources for sound lending and investment opportunities.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2010	2009	Change	2010	2009	Change
Income Statement Summary:
Net interest income	$55,154	$60,767	(9.2)%	$110,271	$119,965	(8.1)%
Provision for loan losses	8,000	11,968	(33.2)	17,281	29,268	(41.0)
Noninterest income	42,974	45,606	(5.8)	85,966	87,841	(2.1)
Noninterest expense	77,871	86,751	(10.2)	154,931	164,215	(5.7)
Other Data:
Return on average common equity	4.91%	6.02%		4.83%	4.73%
Efficiency ratio	76.65	77.50		76.16	74.91
Tier 1 leverage ratio	9.87	7.10		9.87	7.10
Net charge-offs to average loans	0.90	1.19		0.80	1.13
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 56% of revenues at June 30, 2010. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. We used the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. This analysis portrays the income tax benefits associated in tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Net interest income	$55,154	$60,767	$110,271	$119,965
Taxable equivalent adjustment	3,470	5,566	7,181	11,423

Net interest income — taxable equivalent	$58,624	$66,333	$117,452	$131,388

Average earning assets	6,893,008	7,406,348	6,979,769	7,297,758

Net interest margin	3.20%	3.28%	3.16%	3.29%
Net interest margin — fully taxable equivalent	3.40%	3.58%	3.37%	3.60%

Net interest income was $55.2 million and $110.3 million for the three and six months ended June 30, 2010, down from the $60.8 million and $120.0 million reported for the three and six months ended June 30, 2009. Taxable equivalent net interest income was $58.6 million and $117.5 million for the three and six months ended June 30, 2010, down from the $66.3 million and $131.4 million reported for the three and six months ended June 30, 2009. The net interest margin on a fully taxable equivalent basis was 3.40% and 3.37% for the three and six months ended June 30, 2010, compared to 3.58% and 3.60% for the three and six months ended June 30, 2009. The decrease in both net interest income and net interest margin is primarily due to the decrease in the yield on interest earning assets being greater than the decrease in the cost of interest-bearing liabilities, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 58 basis points from 5.13% to 4.55% while the cost of interest-bearing liabilities decreased 31 basis points from 1.81% to 1.50% in the quarterly year-over-year comparison. In the year-to-date comparisons, the yield on average assets decreased 58 basis points from 5.17% to 4.59% while the cost of interest-bearing liabilities decreased 32 basis points from 1.87% to 1.55%.
Average earning assets were $6.893 billion for the three months ended June 30, 2010, compared to $7.406 billion for the three months ended June 30, 2009, a decrease of 6.9%, or $513.3 million. Average earning assets were $6.980 billion for the six months ended June 30, 2010, compared to $7.298 billion for the six months ended June 30, 2009, a decrease of 4.4%, or $318.0 million. Significantly affecting average earning assets at June 30, 2010 compared to June 30, 2009, was the increase in the size of the investment portfolio combined with the increase in interest earning cash balances held at the Federal Reserve and the reduction of the size of the loan portfolio. During the six months ended June 30, 2010, $524.7 billion of investment securities were purchased and $434.1 million of investment securities were called by the issuers or sold. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. A $286.1 million decrease in average commercial loans was combined with a $104.6 million decrease in average commercial real estate loans. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.
Also affecting margin was an increase in noninterest-bearing demand deposits combined with a decrease in time deposits. In the last half of 2009, $13.4 million of retail certificates of deposit were called. In the fourth quarter of 2009, we prepaid $105.0 million of FHLB advances. In the second quarter of 2010, we prepaid a $25.0 million FHLB advance, a $24.0 million long-term repurchase agreement and a senior unsecured note totaling $50.0 million matured. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Also, short-term borrowings and other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was $8.0 million for the three months ended June 30, 2010, compared to $12.0 million for the three months ended June 30, 2009. The provision for loan losses was $17.3 million for the six months ended June 30, 2010, compared to $29.3 million for the six months ended June 30, 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans at June 30, 2010 compared to June 30, 2009.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2010 was $43.0 million, a decrease of $2.6 million, or 5.8%, from the $45.6 million reported for the three months ended June 30, 2009. For the six months ended June 30, 2009, noninterest income was $86.0 million, a decrease of $1.8 million, or 2.1%, from the $87.8 million reported for the six months ended June 30, 2009.

Net securities gains were $3.2 million and $6.2 million for the three and six months ended June 30, 2010, compared to net securities gains of $2.4 million and $5.6 million for the three and six months ended June 30, 2009. Included in the second quarter and first six months of 2010 are securities gains of $6.0 million and $9.5 million, respectively, resulting primarily from management’s decision to shorten the duration of the portfolio. The shorter duration will result in lower yields in future periods, but will reduce capital exposure when interest rates begin to rise. Partially offsetting these gains were other-than-temporary-impairment charges of $2.8 million and $3.3 million, respectively, on two pooled trust preferred securities and ten non-agency mortgage-backed securities.
Included in the second quarter and first six months of 2009 were securities gains of $10.3 million and $15.9 million, respectively, which were partially offset by other-than-temporary-impairment charges of $7.9 million and $10.3 million, respectively, on six pooled trust preferred securities.
Service charges and overdraft fees on deposit accounts were $13.2 million and $25.1 million for the three and six months ended June 30, 2010, compared to $15.7 million and $26.4 million for the three and six months ended June 30, 2009. The decrease in revenue is primarily attributable to a decrease in fee income for overdrafts and returned items. Service charges and overdraft fees might be adversely affected in the second half of 2010 as a result of new regulatory requirements.
Debit card and ATM fees were $5.9 million and $11.5 million for the three and six months ended June 30, 2010, compared to $5.4 million and $9.6 million for the three and six months ended June 30, 2009. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition.
Mortgage banking revenue was $0.6 million and $1.1 million for the three and six months ended June 30, 2010, compared to $1.8 million and $3.5 million for the three and six months ended June 30, 2009. Mortgage fee revenue declined as a result of lower loan production and our decision to retain more mortgage production and sell less to the secondary market.
Insurance premiums and commissions decreased $1.2 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily as a result of a decrease in contingency income.
Revenue from company-owned life insurance was $1.2 million and $2.0 million for the three and six months ended June 30, 2010, compared to $0.4 million and $1.1 million for the three and six months ended June 30, 2009. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues in 2009 and while we expect revenues to increase gradually in 2010 and future years, we also anticipate revenue will remain below 2008 levels.
Other income decreased $0.7 million and $0.6 million for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. The decrease in both the quarterly and year-to-date comparisons was primarily as a result of a decrease in customer derivative fee revenue combined with a decrease in gains from the sale of foreclosed properties.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2010, totaled $77.9 million, a decrease of $8.9 million, or 10.2%, from the $86.8 million recorded for the three months ended June 30, 2009. For the six months ended June 30, 2010, noninterest expense totaled $154.9 million, a decrease of $9.3 million, or 5.7%, from the $164.2 million recorded for the six months ended June 30, 2009. Decreases in salaries and benefits expense and FDIC assessment expense were the primary reason for the decrease in noninterest expense.
Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2010, salaries and benefits were $41.1 million compared to $45.2 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, salaries and benefits were $83.5 million compared to $87.9 million for the six months ended June 30, 2009. Included in the second quarter of 2010 is the effect of the reduction in the number of employees that occurred late in the first quarter of 2010 combined with a $0.9 million decrease in performance-based incentive compensation expense and a $1.1 million decrease in profit sharing expense. Included in the first six months of 2010 is a full six months of expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which occurred in the first quarter of 2009. Offsetting this increase was the effect of the reduction in the number of employees, a $3.3 million decrease in performance-based incentive compensation expense and a $1.1 million decrease in profit sharing expense.

Marketing expense decreased $1.2 million and $1.9 million for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, primarily as a result of decreases in advertising expense, public relations expense and sales promotion expense.
Professional fees decreased $0.9 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease is primarily attributable to legal and other professional fees associated with the acquisition of the Citizens Financial branch network in the first quarter of 2009.
Supplies expense decreased $0.5 million and $1.0 million for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009. The decrease is primarily attributable to expenses associated with the acquisition of the retail branch banking network of Citizens Financial Group.
FDIC assessment expense was $1.7 million for the three months ended June 30, 2010, compared to $6.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, FDIC assessment expense was $4.1 million compared to $8.4 million for the six months ended June 30, 2009. The decrease is primarily due to the special assessment that the FDIC implemented during the second quarter of 2009, which resulted in approximately $4.0 million of additional expense during the quarter. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of June 30, 2010, our prepaid assessment was $27.2 million and will be expensed over the next 2.5 years as the actual FDIC assessments are determined.
The increase in the expense for amortization of intangibles in the year-to-date comparison is primarily due to the core deposit intangible associated with the acquisition of the retail branch banking network of Citizens Financial Group and subsequent amortization of this asset.
Other expense for the three months ended June 30, 2010, totaled $5.7 million, an increase of $2.1 million compared to the three months ended June 30, 2009. Included in the second quarter of 2010 is approximately $1.4 million in loss on extinguishment of debt for the prepayment of an FHLB advance and a long-term repurchase agreement. Also included in the second quarter of 2010 is $0.9 million of expense related to the closing of five branches and associated lease terminations.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 14.1% for the three months ended June 30, 2010, compared to a benefit of 25.9% for the three months ended June 30, 2009. The provision for income taxes, as a percentage of pre-tax income, was 14.3% for the six months ended June 30, 2010, compared to a benefit of 32.9% for the six months ended June 30, 2009. The tax rate increased in the second quarter and first six months of 2010 as a result of a decrease in tax-exempt income relative to taxable income. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At June 30, 2010, our assets were $7.701 billion, a 3.9% decrease compared to June 30, 2009 assets of $8.012 billion, and an annualized decrease of 7.6% compared to December 31, 2009 assets of $8.005 billion. The decrease in loan balances over the past twelve months has more than offset the increases in investment securities and interest earning cash balances, reducing our reliance on higher cost deposits and wholesale funding. In September 2009, Old National sold $258.0 million of finance leases and raised approximately $195.7 million, net of issuance costs, from a public offering of common stock. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Also, short-term borrowings and other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments, and interest earning cash balances held at the Federal Reserve. Earning assets were $6.927 billion at June 30, 2010, a decrease of 4.1% from June 30, 2009.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $146.9 million of 15- and 20-year fixed-rate mortgage pass-through securities, $290.1 million of U.S. government-sponsored entity and agency securities and $143.7 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2010. During the second quarter of 2010 approximately $143.8 million of state and political subdivision securities were added to our held-to-maturity investment portfolio.
At June 30, 2010, the total investment securities portfolio was $2.883 billion compared to $2.600 billion at June 30, 2009, an increase of $283.0 million or 10.9%. Investment securities decreased $35.7 million compared to December 31, 2009, an annualized decrease of 2.4%. Investment securities represented 41.6% of earning assets at June 30, 2010, compared to 36.0% at June 30, 2009, and 40.7% at December 31, 2009. Contributing to the increase in investment securities were weak loan demand, strong deposit growth, cash proceeds from the Citizens Financial branch acquisition and the sale of certain finance leases, and our public offering of common stock. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2010, management does not intend to sell any available-for-sale securities with an unrealized loss position.
The investment securities available-for-sale portfolio had net unrealized gains of $12.3 million at June 30, 2010, an increase of $72.0 million compared to net unrealized losses of $59.7 million at June 30, 2009, and an increase of $25.3 million compared to net unrealized losses of $13.0 million at December 31, 2009. A $3.3 million charge was recorded during the first six months of 2010 related to other-than-temporary-impairment on two pooled trust preferred securities and nine non-agency mortgage-backed securities securities. A $24.8 million charge was recorded during 2009 related to other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crisis affecting the banking system and financial markets. See Note 5 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.
The investment portfolio had an average duration of 3.39% at June 30, 2010, compared to 5.35% at June 30, 2009, and 4.63% at December 31, 2009. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The annualized average yields on investment securities, on a taxable equivalent basis, were 4.26% for the three months ended June 30, 2010, compared to 5.19% for the three months ended June 30, 2009, and 4.31% for the three months ended December 31, 2009. Average yields on investment securities, on a taxable equivalent basis, were 4.32%, 5.31% and 4.95% for the six months ended June 30, 2010 and 2009, and for the year ended December 31, 2009.
Residential Loans Held for Sale
Residential loans held for sale were $5.8 million at June 30, 2010, compared to $25.2 million at June 30, 2009, and $17.5 million at December 31, 2009. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The majority of new loan production during the first six months of 2010 was retained in our loan portfolio, resulting in lower residential loans held for sale at June 30, 2010.

We elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated after January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.2 million, $0.3 million and $0.2 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
Finance Leases Held for Sale
In June 2009, Old National transferred $370.2 million of leases to held for sale status. During the third quarter, $258.0 million of these leases were sold at a price above par; however the transaction resulted in a loss of $1.4 million after transaction fees. Management decided to retain its taxable leases and approximately $46.0 million of the remaining leases were transferred from held for sale back to the loan portfolio at the lower of cost or fair value in the third quarter of 2009. No losses were recorded in connection with the transfer back to the loan portfolio. During 2010, management decided to transfer the remaining leases from held for sale back to the loan portfolio due to decreased levels of loan production. The remaining leases were transferred at the lower of cost or fair value. No losses were recorded in connection with the transfer.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 33.1% of earning assets at June 30, 2010, a decrease from 35.3% at June 30, 2009, and an increase from 32.7% at December 31, 2009. At June 30, 2010, commercial and commercial real estate loans were $2.295 billion, a decrease of $251.7 million since June 30, 2009, and a decrease of $54.8 million since December 31, 2009. A portion of the decrease relates to the $370.2 million of finance leases which were moved to held for sale status during 2009, of which $258.0 million were sold in the third quarter of 2009. In the second quarter of 2010, $50.9 million of finance leases were moved from held for sale back to the loan portfolio. In addition, weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At June 30, 2010, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $147.8 million or 12.8% compared to June 30, 2009, and decreased $74.1 million or, annualized, 13.7% since December 31, 2009. Payments on existing loans have more than offset new loan production.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to private investors. We usually sell the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Typically, we sell almost all residential real estate loans servicing released without recourse. However, the majority of new loan production during the first six months of 2010 was retained in our loan portfolio.
At June 30, 2010, residential real estate loans held in our loan portfolio were $427.8 million, an increase of $24.4 million, or 12.1% annualized, from December 31, 2009 and a decrease of $20.6 million, or 4.6%, from June 30, 2009. New loan production was more than offset by payments on existing loans in the year over year comparison, but since the beginning of 2010 new loan production has been greater than payments on existing loans.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2010, totaled $197.1 million, a decrease of $6.9 million compared to $204.0 million at June 30, 2009, and a decrease of $3.1 million compared to $200.2 million at December 31, 2009. During 2009, we recorded $19.9 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. During the fourth quarter of 2009 we recorded $0.5 million of impairment of intangibles due to the loss of an insurance client at one of our insurance subsidiaries. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have increased $17.3 million, or 9.1%, since June 30, 2009, primarily as a result of our prepaid FDIC assessment. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of June 30, 2010, our prepaid assessment was $27.2 million and will be expensed over the next 2.5 years as the actual FDIC assessments are determined. Also contributing to the increase is the fluctuation in the fair value of derivative financial instruments. Partially offsetting these increases is a decrease in deferred tax assets.
Other assets have decreased $16.5 million, or 14.7% annualized, since December 31, 2010, primarily as a result of a decrease in deferred tax assets.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.583 billion at June 30, 2010, a decrease of 7.9% from $7.151 billion at June 30, 2009, and an annualized decrease of 10.1% from $6.934 billion at December 31, 2009. Included in total funding were deposits of $5.647 billion at June 30, 2010, a decrease of $151.5 million, or 2.6%, compared to June 30, 2009, and a decrease of $256.5 million compared to December 31, 2009. In the last twelve months, we called $14.6 million of retail certificates of deposit. Noninterest-bearing deposits increased 11.9%, or $124.6 million, compared to June 30, 2009. Time deposits decreased 14.0%, or $291.4 million, while money market deposits decreased 20.3%, or $91.5 million, compared to June 30, 2009. Savings deposits increased 11.7%, or $108.8 million compared to June 30, 2009. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2010, wholesale borrowings, including short-term borrowings and other borrowings, decreased $416.8 million, or 30.8%, from June 30, 2009 and decreased $94.3 million, or 18.3%, annualized, from December 31, 2009, respectively. Wholesale funding as a percentage of total funding was 14.2% at June 30, 2010, compared to 18.9% at June 30, 2009, and 14.9% at December 31, 2009. Short-term borrowings have decreased $210.8 million since June 30, 2009 while long-term borrowings have decreased $205.9 million since June 30, 2009. The public offering of common stock, funds received in the Citizens Financial branch acquisition and proceeds from our finance lease sale have all contributed to less reliance on wholesale funding. In the fourth quarter of 2009, $105.0 million of FHLB advances were prepaid. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured and a $25.0 million FHLB advance and a $24.0 million long-term repurchase agreement were prepaid.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities have increased $17.1 million, or 7.5%, since June 30, 2009, primarily as a result of an increase in payables associated with securities trades that did not settle until early July and the timing of those payments.
Capital
Shareholders’ equity totaled $874.7 million at June 30, 2010, compared to $634.6 million at June 30, 2009, and $843.8 million at December 31, 2009. The June 30, 2010 and December 31, 2009 balances include approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.

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
We paid cash dividends of $0.07 and $0.14 per share for the three and six months ended June 30, 2010, respectively, which reduced equity by $12.2 million. We paid cash dividends of $0.07 and $0.30 per share for the three and six months ended June 30, 2009, respectively, which reduced equity by $19.9 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.5 million during the six months ended June 30, 2010, and $0.4 million during the six months ended June 30, 2009. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $20.4 million during the six months ended June 30, 2010, and increased equity by $4.3 million during the six months ended June 30, 2009. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.4 million during the six months ended June 30, 2010, compared to $2.5 million during the six months ended June 30, 2009.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2010, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios have increased primarily due to the public offering of common stock that raised approximately $195.7 million, net of issuance costs, during the third quarter of 2009.
As of June 30, 2010, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2010	2009	2009
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	9.87%	7.10%	9.51%
Tier 1 capital to risk-adjusted total assets	4.00	15.09	10.25	14.25
Total capital to risk-adjusted total assets	8.00	16.97	12.59	16.09
Shareholders’ equity to assets	N/A	11.36	7.92	10.54

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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At June 30, 2010, we had non-agency collateralized mortgage obligations of $164.7 million or approximately 7.3% of the available-for-sale securities portfolio. The net unrealized loss on these securities at June 30, 2010, was approximately $30.1 million.
We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Ten of these securities were rated below investment grade as of June 30, 2010. During the first six months of 2010, we experienced $5.4 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $2.4 million is included in other comprehensive income. During 2009, we experienced $39.4 million of other-than-temporary-impairment on these ten securities, of which $4.4 million was recorded as a credit loss in earnings and $35.0 million was included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2010, we had pooled trust preferred securities with a fair value of approximately $10.5 million, or 0.5% of the available-for-sale securities portfolio. During the first six months of 2010, we experienced $0.7 million of other-than-temporary-impairment losses on two of these securities, of which $0.3 million was recorded as a credit loss in earnings and $0.4 million is included in other comprehensive income. These securities remained classified as available-for-sale and at June 30, 2010, the unrealized loss on our pooled trust preferred securities was approximately $17.6 million. During 2009, six of these securities experienced $28.7 million of other-than-temporary-impairment, of which $20.4 million was recorded as a credit loss in earnings and $8.3 million was included in other comprehensive income.
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
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $173.0 million at June 30, 2010.

Lending Activities
Commercial
Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general business purposes. Lease financing consists of direct financing leases and are used by commercial customers to finance capital purchases ranging from computer equipment to transportation equipment. The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as additional collateral or personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.
Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.
In the underwriting of our commercial real estate loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deduction for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is sometimes required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.
Construction loans are underwritten against projected cash flows derived from rental income, business income from an owner-occupant or the sale of the property to an end-user. We may mitigate the risks associated with these types of loans by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.
Consumer
We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit score. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance. We offer variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate mortgages are underwritten at fully-indexed rates. We do not offer interest-only loans, payment-option facilities, sub-prime loans, or any product with negative amortization.
Home equity loans are secured primarily by second mortgages on residential property of the borrower. The underwriting terms for the home equity product generally permits borrowing availability, in the aggregate, up to 90% of the appraised value of the collateral property at the time of origination. We offer fixed and variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores. We do not offer home equity loan products with reduced documentation.

Automobile loans include loans and leases secured by new or used automobiles. We originate automobile loans and leases primarily on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans, with us listed as loss payee. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.
Asset Quality
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2010, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2010	2009	2009
Nonaccrual loans
Commercial	$22,092	$23,932	$24,257
Commercial real estate	29,905	38,798	24,854
Residential real estate	8,559	7,424	9,621
Consumer	8,304	7,581	8,284

Total nonaccrual loans	68,860	77,735	67,016
Renegotiated loans not on nonaccrual	—	—	—
Past due loans (90 days or more and still accruing)
Commercial	—	773	1,754
Commercial real estate	—	353	72
Residential real estate	—	134	—
Consumer	513	1,063	1,675

Total past due loans	513	2,323	3,501
Foreclosed properties	6,972	4,768	8,149

Total under-performing assets	$76,345	$84,826	$78,666

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$157,716	$191,324	$157,063
Other classified assets (3)	152,321	145,299	161,160
Criticized loans	100,652	101,019	103,512

Total criticized and classified assets	$410,689	$437,642	$421,735

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.85%	1.87%	1.75%
Under-performing assets/total loans and foreclosed properties (1)	2.04	2.04	2.05
Under-performing assets/total assets	0.99	1.06	0.98
Allowance for loan losses/non-performing loans	104.36	90.18	103.78

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 10 non-agency mortgage-backed securities and 1 corporate security at June 30, 2010.
Loan charge-offs, net of recoveries, totaled $8.2 million for the three months ended June 30, 2010, a decrease of $5.4 million from the three months ended June 30, 2009. Net charge-offs for the six months ended June 30, 2010 totaled $15.0 million compared to $26.3 million for the six months ended June 30, 2009. Included in the three and six months ended June 30, 2009 is $0.6 million of charge-offs associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second quarter of 2009. Annualized, net charge-offs to average loans were 0.90% and 0.80% for the three and six months ended June 30, 2010, as compared to 1.19% and 1.13% for the three and six months ended June 30, 2009.
Under-performing assets totaled $76.3 million at June 30, 2010, a decrease of $8.5 million compared to $84.8 million at June 30, 2009, and a decrease of $2.4 million compared to $78.7 million at December 31, 2009. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2010, were 2.04%, unchanged from the June 30, 2009 ratio of 2.04% and a decrease from the December 31, 2009 ratio of 2.05%. Nonaccrual loans were $68.9 million at June 30, 2010, compared to $77.7 million at June 30, 2009, and $67.0 million at December 31, 2009.
In the course of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans. We attempt to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit us by increasing the ultimate probability of collection.

Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. All of our troubled debt restructurings were included with nonaccrual loans at June 30, 2010 and consisted of $4.6 million of commercial loans and $0.6 million of commercial real estate loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2009 and consisted of $7.6 million of commercial loans and $2.4 million of commercial real estate loans.
In addition, the Company modified one loan during the fourth quarter of 2009 that was not considered a troubled debt restructuring. The loan had a balance of $3.3 million at June 30, 2010 and $3.1 million at December 31, 2009. The loan modification was in the commercial loan portfolio and resulted in an insignificant delay in payments. The Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.
Management will continue its efforts to reduce the level of under-performing loans and will also consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $410.7 million at June 30, 2010, a decrease of $26.9 million from June 30, 2009, and a decrease of $11.0 million from December 31, 2009. Other classified assets include $152.3 million, $145.3 million and $161.2 million of investment securities that fell below investment grade rating at June 30, 2010, June 30, 2009 and December 31, 2009, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2010, the allowance for loan losses was $71.9 million, an increase of $1.8 million compared to $70.1 million at June 30, 2009, and an increase of $2.4 million compared to $69.5 million at December 31, 2009. The primary reasons for the increase in the allowance from June 30, 2009 to June 30, 2010 were an increase of approximately $7.1 million in general allocation related to credit deterioration primarily in the commercial loan portfolio, offset by a decrease in specific loan allocations of $5.6 million in the commercial portfolio. The remainder of the increase in the allowance was associated with the consumer loan portfolio. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.93% at June 30, 2010, compared to 1.69% at June 30, 2009, and 1.81% at December 31, 2009. The provision for loan losses for the three months ended June 30, 2010, amounted to $8.0 million compared to $12.0 million for the three months ended June 30, 2009. The provision for the six months ended June 30, 2010 amounted to $17.3 million compared to $29.3 million for the six months ended June 30, 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans at June 30, 2010 compared to June 30, 2009.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $4.9 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $5.5 million at December 31, 2009. The decrease from December 31, 2009 is the result of a reduction in unfunded commitment exposure due to improved credit quality.

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

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to June 30, 2010 and 2009 results are as follows:
Net Interest Income — 12 Month Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

6/30/2010	N/A	N/A	N/A	2.29%	4.16%	4.55%
6/30/2009	N/A	N/A	N/A	2.89%	3.21%	3.09%
Net Interest Income — 24 Month Cumulative Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

6/30/2010	N/A	N/A	N/A	3.68%	7.22%	7.89%
6/30/2009	N/A	N/A	N/A	5.05%	5.83%	5.98%
Economic Value of Equity Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

6/30/2010	N/A	N/A	N/A	3.28%	1.40%	-3.31%
6/30/2009	N/A	N/A	N/A	-5.09%	-12.49%	-18.12%
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
At June 30, 2010, modeling indicated Old National’s Net Interest Income at Risk values were positive for Up 100, Up 200 and Up 300 scenarios for both the 12-month and 24-month Net Interest Income at Risk. Positive results indicate that net interest income increases relative to net interest income modeled using interest rates as of June 30, 2010.

At June 30, 2010, modeling indicated that Old National was within the green zone policy limit for the Up 100, Up 200, and Up 300 Economic Value of Equity Scenarios, which is considered normal and acceptable for Economic Value of Equity scenarios. Old National’s Economic Value of Equity (“EVE”) scenarios indicated less negative changes to economic value in rising interest rate scenarios at June 30, 2010 compared to June 30, 2009, with some upward rate scenarios even becoming positive. These changes in EVE modeling results were primarily driven by a mix change in our interest earning assets. The loan portfolio as a percent of interest earning assets decreased and the investment portfolio as a percent of interest earning assets increased at June 30, 2010 in comparison to June 30, 2009.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on a 24-month forward curve. The forward curve represents the market’s expectations of future interest rates. As of Jun 30, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for the scenario resulted in a 3.15% increase in net interest income over an unchanged interest rate curve. In addition, Old National models a ramp scenario where current interest rates are increased 25 basis points each quarter over a 12 month timeframe. As of June 30, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for this scenario resulted in a 1.50% increase in net interest income over an unchanged interest rate curve.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $5.5 million at June 30, 2010, compared to an estimated fair value gain of $0.4 million at December 31, 2009. In addition, the notional amount of derivatives decreased by $198.9 million from 2009. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 12, 2010
•	Dominion Bond Rating Services has issued a stable outlook as of June 18, 2009
•	Moody’s Investor Service changed outlook to negative as of October 13, 2008

The senior debt ratings of Old National and Old National Bank at June 30, 2010, are shown in the following table.
SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term
Old National Bancorp	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A1	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of June 30, 2010, Old National Bank had the capacity to borrow $744.9 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At June 30, 2010, the Parent Company’s other borrowings outstanding decreased to $107.3 million as compared to $157.3 million at December 31, 2009. In the second quarter of 2010, $50.0 million of Parent Company debt matured.
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. The facility matured in April 2010 and Old National did not renew the facility.
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
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.082 billion and standby letters of credit of $87.3 million at June 30, 2010. At June 30, 2010, approximately $1.027 billion of the loan commitments had fixed rates and $55 million had floating rates, with the fixed rates ranging from 0% to 18%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.3 million at June 30, 2010.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at June 30, 2010:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,863,537	$—	$—	$—	$3,863,537
IRAs, consumer and brokered certificates of deposit	621,485	765,145	262,294	134,513	1,783,437
Short-term borrowings	331,577	—	—	—	331,577
Other borrowings	22	300,734	127,059	176,541	604,356
Operating leases	16,917	63,821	57,170	307,097	445,005

(A)	For the remaining six months of fiscal 2010.
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

•	Judgments and Uncertainties. We use migration analysis as a tool to determine the adequacy of the allowance for loan losses for performing commercial loans. Migration analysis is a statistical technique that attempts to estimate probable losses for existing pools of loans by matching actual losses incurred on loans back to their origination. Judgment is used to select and weight the historical periods which are most representative of the current environment.

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

We use historic loss ratios adjusted for expectations of future economic conditions to determine the appropriate level of allowance for consumer and residential real estate loans.
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

Management’s analysis of probable losses in the portfolio at June 30, 2010, resulted in a range for allowance for loan losses of $8.3 million. The range is associated with general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.9 million and an increase of $3.5 million respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results. At June 30, 2010, we have positioned ourselves toward the higher end of the range based on our current view of the economy, the banking environment and perceived degree of risk.
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

We consider the following factors when determining an other-than-temporary-impairment for a security or investment:
•	The length of time and the extent to which the fair value has been less than amortized cost;
•	The financial condition and near-term prospects of the issuer;
•	The underlying fundamentals of the relevant market and the outlook for such market for the near future;
•	Our intent to sell the debt security or whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery; and
•	When applicable for purchased beneficial interests, the estimated cash flows of the securities are assessed for adverse changes.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)    ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/10 – 04/30/10	49	$12.57	49	—
05/01/10 – 05/31/10	149	11.48	149	—
06/01/10 – 06/30/10	—	—	—	—
Quarter-to-date 06/30/10	198	$11.75	198	—
There are no Board approved repurchase plans or programs for the repurchase of stock as of June 30, 2010, except for those associated with employee share-based incentive programs. In the first six months of 2010, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.
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

10.32	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.33
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.34
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.35
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

10.39
Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.40
Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

10.41
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.42
Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.43
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

10.45
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

10.47	Employment Agreement between Old National and Allen R. Mounts is filed herewith.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement

**	Furnished, not filed

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

Date: July 30, 2010