Form 10-Q
period 2010-09-30
OLD NATIONAL BANCORP /IN/
filed 2010-11-05
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 87,177,000 shares outstanding at October 29, 2010.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2010 (unaudited), December 31, 2009 and September 30, 2009 (unaudited)	3

Consolidated Statements of Income (unaudited) Three and nine months ended September 30, 2010 and 2009	4

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Nine months ended September 30, 2010 and 2009	5

Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II OTHER INFORMATION	64

SIGNATURES	70

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2010	2009	2009
	(unaudited)		(unaudited)

Assets
Cash and due from banks	$129,169	$144,156	$114,975
Money market and other interest-earning investments	43,102	353,120	110,753

Total cash and cash equivalents	172,271	497,276	225,728
Investment securities — available-for-sale, at fair value
U.S. Treasury	51,814	1,003	101,359
U.S. Government-sponsored entities and agencies	538,148	914,237	975,737
Mortgage-backed securities	1,102,758	882,726	868,331
States and political subdivisions	336,993	534,595	494,153
Other securities	161,091	153,658	178,871

Investment securities — available-for-sale	2,190,804	2,486,219	2,618,451
Investment securities — held-to-maturity, at amortized cost (fair value $770,688, $399,953 and $313,272 respectively)	753,835	396,009	305,902
Federal Home Loan Bank stock, at cost	36,090	36,090	36,090
Residential loans held for sale, at fair value	3,512	17,530	11,365
Finance leases held for sale	—	55,260	58,394
Loans:
Commercial	1,266,893	1,287,168	1,396,997
Commercial real estate	981,524	1,062,910	1,091,494
Residential real estate	482,967	403,391	421,666
Consumer credit, net of unearned income	971,756	1,082,017	1,125,509

Total loans	3,703,140	3,835,486	4,035,666
Allowance for loan losses	(72,149)	(69,548)	(69,551)

Net loans	3,630,991	3,765,938	3,966,115

Premises and equipment, net	50,057	52,399	56,539
Accrued interest receivable	44,376	49,340	45,281
Goodwill	167,884	167,884	167,884
Other intangible assets	27,681	32,307	34,487
Company-owned life insurance	225,985	224,652	223,902
Other assets	202,628	224,431	223,354

Total assets	$7,506,114	$8,005,335	$7,973,492

Liabilities
Deposits:
Noninterest-bearing demand	$1,267,404	$1,188,343	$1,045,910
Interest-bearing:
NOW	1,163,610	1,354,337	1,220,224
Savings	1,046,011	972,176	971,459
Money market	344,297	381,078	418,841
Time	1,618,115	2,007,554	2,037,921

Total deposits	5,439,437	5,903,488	5,694,355
Short-term borrowings	367,761	331,144	326,076
Other borrowings	578,282	699,059	808,611
Accrued expenses and other liabilities	224,950	227,818	279,037

Total liabilities	6,610,430	7,161,509	7,108,079

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 87,172, 87,182 and 87,173 shares issued and outstanding, respectively	87,172	87,182	87,173
Capital surplus	748,292	746,775	747,582
Retained earnings	44,404	30,235	45,542
Accumulated other comprehensive income (loss), net of tax	15,816	(20,366)	(14,884)

Total shareholders’ equity	895,684	843,826	865,413

Total liabilities and shareholders’ equity	$7,506,114	$8,005,335	$7,973,492

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Interest Income
Loans including fees:
Taxable	$43,635	$49,365	$132,416	$151,322
Nontaxable	2,479	4,709	7,145	16,414
Investment securities, available-for-sale:
Taxable	16,470	20,418	57,021	69,316
Nontaxable	3,620	5,588	12,700	17,106
Investment securities, held-to-maturity, taxable	6,671	3,315	16,230	6,304
Money market investments and federal funds sold	70	27	371	125

Total interest income	72,945	83,422	225,883	260,587

Interest Expense
Deposits	11,428	16,643	37,971	52,092
Short-term borrowings	132	312	527	1,148
Other borrowings	7,217	10,056	22,946	30,971

Total interest expense	18,777	27,011	61,444	84,211

Net interest income	54,168	56,411	164,439	176,376
Provision for loan losses	6,400	12,191	23,681	41,459

Net interest income after provision for loan losses	47,768	44,220	140,758	134,917

Noninterest Income
Wealth management fees	3,847	3,852	12,097	11,937
Service charges on deposit accounts	12,411	15,068	37,507	41,432
ATM fees	5,821	5,421	17,278	14,972
Mortgage banking revenue	644	1,515	1,765	5,007
Insurance premiums and commissions	8,691	8,785	27,809	29,103
Investment product fees	2,325	2,372	6,613	6,861
Company-owned life insurance	1,034	488	3,059	1,604
Net securities gains	3,281	5,102	12,792	20,974
Total other-than-temporary impairment losses	(39)	(8,983)	(6,431)	(32,716)
Loss recognized in other comprehensive income	—	3,921	3,123	17,399

Impairment losses recognized in earnings	(39)	(5,062)	(3,308)	(15,317)
Gain (loss) on derivatives	370	(675)	1,386	324
Gain on sale leaseback transactions	1,636	1,667	4,815	4,724
Other income	1,958	470	6,132	5,223

Total noninterest income	41,979	39,003	127,945	126,844

Noninterest Expense
Salaries and employee benefits	41,696	46,502	125,214	134,407
Occupancy	11,723	12,029	35,781	34,671
Equipment	2,623	2,930	8,049	7,918
Marketing	1,527	2,290	4,274	6,904
Data processing	5,124	5,322	16,273	15,566
Communication	2,329	2,723	7,489	8,143
Professional fees	1,600	2,062	5,477	6,812
Loan expense	980	1,175	2,996	3,201
Supplies	710	891	2,179	3,375
FDIC assessment	2,077	1,763	6,201	10,188
Amortization of intangibles	1,501	1,662	4,627	4,328
Other expense	4,212	4,617	12,473	12,668

Total noninterest expense	76,102	83,966	231,033	248,181

Income (loss) before income taxes	13,645	(743)	37,670	13,580
Income tax expense (benefit)	1,749	(4,760)	5,182	(9,477)

Net income	11,896	4,017	32,488	23,057
Preferred stock dividends and discount accretion	—	—	—	(3,892)

Net income available to common stockholders	$11,896	$4,017	$32,488	$19,165

Net income per common share — basic	$0.13	$0.06	$0.37	$0.29
Net income per common share — diluted	0.13	0.06	0.37	0.29

Weighted average number of common shares outstanding-basic	86,795	66,635	86,778	66,129
Weighted average number of common shares outstanding-diluted	86,931	66,706	86,890	66,173

Dividends per common share	$0.07	$0.07	$0.21	$0.37
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

					Accumulated
					Other	Total
(dollars and shares	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2008	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	23,057	—	23,057	$23,057
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	36,383	36,383	36,383
Transferred securities, net of tax	—	—	—	—	922	922	922
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	661	661	661
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	654	654	654

Total comprehensive income							$61,677

Dividends — common stock	—	—	—	(24,400)	—	(24,400)
Dividends — preferred stock	—	—	—	(1,250)		(1,250)
Common stock issued	—	20,895	177,482	—	—	198,377
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(28)	(324)	—	—	(352)
Warrants repurchased	—	—	(1,200)	—	—	(1,200)
Stock based compensation expense	—	—	1,513	—	—	1,513
Stock activity under incentive comp plans	—	(15)	236	(38)	—	183

Balance, September 30, 2009	$—	$87,173	$747,582	$45,542	$(14,884)	$865,413

Balance, December 31, 2009	$—	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	—	32,488	—	32,488	$32,488
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	29,295	29,295	29,295
Transferred securities, net of tax	—	—	—	—	5,110	5,110	5,110
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	—	845	845	845
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	932	932	932

Total comprehensive income							$68,670

Dividends — common stock	—	—	—	(18,268)	—	(18,268)
Common stock issued	—	13	123	—	—	136
Common stock repurchased	—	(41)	(442)	—	—	(483)
Stock based compensation expense	—	—	1,702	—	—	1,702
Stock activity under incentive comp plans	—	18	134	(51)	—	101

Balance, September 30, 2010	$—	$87,172	$748,292	$44,404	$15,816	$895,684

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
Cash Flows From Operating Activities
Net income	$32,488	$23,057

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,948	6,757
Amortization and impairment of other intangible assets	4,627	4,328
Net premium amortization on investment securities	4,860	964
Restricted stock expense	1,503	1,209
Stock option expense	198	304
Provision for loan losses	23,681	41,459
Net securities gains	(12,792)	(20,974)
Impairment on available-for-sale securities	3,308	15,317
Gain on sale leasebacks	(4,815)	(4,724)
Gain on derivatives	(1,386)	(324)
Net gains on sales and write-downs of loans and other assets	(1,131)	(641)
Loss on extinguishment of debt	2,274	431
Increase in cash surrender value of company owned life insurance	(1,333)	(776)
Residential real estate loans originated for sale	(44,404)	(214,433)
Proceeds from sale of residential real estate loans	59,635	223,027
Decrease in interest receivable	4,964	3,781
(Increase) decrease in other assets	4,529	(44,501)
Decrease in accrued expenses and other liabilities	1,381	47,276

Total adjustments	52,047	58,480

Net cash flows provided by operating activities	84,535	81,537

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	—	389,917
Purchases of investment securities available-for-sale	(873,737)	(1,841,706)
Purchases of investment securities held-to-maturity	(255,828)	—
Purchase of loans	—	(8,024)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	752,062	558,218
Proceeds from sales of investment securities available-for-sale	339,629	630,381
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	37,376	21,992
Proceeds from sale of loans	3,377	259,253
Net principal collected from customers	163,149	380,962
Proceeds from sale of premises and equipment and other assets	17	1,146
Proceeds from sale leaseback of real estate	3,697	4,967
Purchases of premises and equipment	(6,215)	(11,832)

Net cash flows provided by (used in) investing activities	163,527	385,274

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	79,061	77,636
Savings, NOW and money market deposits	(153,673)	(158,457)
Time deposits	(389,439)	(72,644)
Short-term borrowings	36,617	(323,547)
Payments for maturities on other borrowings	(75,674)	(2,627)
Proceeds from issuance of other borrowings	50,000	—
Payments related to retirement of debt	(101,356)	(25,464)
Cash dividends paid on common stock	(18,268)	(24,400)
Cash dividends paid on preferred stock	—	(1,514)
Common stock repurchased	(483)	(352)
Proceeds from exercise of stock options, including tax benefit	12	97
Repurchase of TARP preferred stock and warrants	—	(101,200)
Common stock issued	136	198,377

Net cash flows provided by (used in) financing activities	(573,067)	(434,095)

Net increase (decrease) in cash and cash equivalents	(325,005)	32,716
Cash and cash equivalents at beginning of period	497,276	193,012

Cash and cash equivalents at end of period	$172,271	$225,728

Supplemental cash flow information:
Total interest paid	$62,181	$83,392
Total taxes paid (net of refunds)	$(2,775)	$2,702
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2010 and 2009, and December 31, 2009, and the results of its operations for the three and nine months ended September 30, 2010 and 2009. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2009.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2010, these loans totaled $74.7 million, of which $33.9 million had been sold to other financial institutions and $40.8 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
On October 6, 2010, Old National announced a definitive agreement to acquire Monroe Bancorp in an all stock transaction. Monroe Bancorp is headquartered in Bloomington, Indiana and has 15 banking centers. As of June 30, 2010, Monroe Bancorp had approximately $846 million in assets and $685 million in deposits. The transaction is expected to close early in the first quarter of 2011.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	September 30, 2010	September 30, 2009
Basic Earnings Per Share
Net income	$11,896	$4,017
Less: Preferred stock dividends and accretion of discount	—	—

Net income available to common stockholders	11,896	4,017

Weighted average common shares outstanding	86,795	66,635

Basic Earnings Per Share	$0.13	$0.06

Diluted Earnings Per Share
Net income available to common stockholders	11,896	4,017

Weighted average common shares outstanding	86,795	66,635

Effect of dilutive securities:
Restricted stock (1)	126	66
Stock options (2)	10	5

Weighted average shares outstanding	86,931	66,706

Diluted Earnings Per Share	$0.13	$0.06

(dollars and shares in thousands,	Nine Months Ended	Nine Months Ended
except per share data)	September 30, 2010	September 30, 2009
Basic Earnings Per Share
Net income	$32,488	$23,057
Less: Preferred stock dividends and accretion of discount	—	3,892

Net income available to common stockholders	32,488	19,165

Weighted average common shares outstanding	86,778	66,129

Basic Earnings Per Share	$0.37	$0.29

Diluted Earnings Per Share
Net income available to common stockholders	32,488	19,165

Weighted average common shares outstanding	86,778	66,129

Effect of dilutive securities:
Restricted stock (1)	101	36
Stock options (2)	11	8

Weighted average shares outstanding	86,890	66,173

Diluted Earnings Per Share	$0.37	$0.29

(1)	300 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the third quarter ended September 30, 2009 because the effect would be antidulitive. 70 and 311 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the nine months ended September 30, 2010 and 2009, respectively, because the effect would be antidulitive.

(2)	Options to purchase 6,001 shares and 6,040 shares outstanding at September 30, 2010 and 2009, respectively, were not included in the computation of net income per diluted share for the third quarter and nine months ended September 30, 2010 and 2009, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Net income	$11,896	$4,017	$32,488	$23,057
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	26,709	56,395	70,769	82,158
Reclassification for securities transferred to held-to-maturity	—	—	(9,371)	(1,791)
Reclassification adjustment for securities (gains) losses realized in income	(3,281)	(5,102)	(12,792)	(20,974)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	—	(3,921)	(3,123)	(17,399)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	39	5,062	3,308	15,317
Income tax effect	(9,176)	(19,305)	(19,496)	(20,928)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	—	9,371	1,791
Amortization of fair value previously recognized into accumulated other comprehensive income	(416)	(185)	(860)	(254)
Income tax effect	166	74	(3,401)	(615)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	201	839	1,190	883
Reclassification adjustment on cash flow hedges	72	72	216	216
Income tax effect	(109)	(364)	(561)	(438)
Defined benefit pension plans:
Amortization of net (gain) loss recognized in income	750	363	1,552	1,090
Income tax effect	(299)	(145)	(620)	(436)

Total other comprehensive income	14,656	33,783	36,182	38,620

Comprehensive income	$26,552	$37,800	$68,670	$61,677

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2010 and 2009:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	September 30,
(dollars in thousands)	2009	Income	2010
Unrealized gains (losses) on available-for-sale securities	$19,789	$31,170	$50,959
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(27,501)	(1,875)	(29,376)
Unrealized gains (losses) on held-to-maturity securities	812	5,110	5,922
Unrecognized gain (loss) on cash flow hedges	187	845	1,032
Defined benefit pension plans	(13,653)	932	(12,721)

Accumulated other comprehensive income (loss)	$(20,366)	$36,182	$15,816

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	September 30,
(dollars in thousands)	2008	Income	2009
Unrealized gains (losses) on available-for-sale securities	$(40,504)	$47,428	$6,924
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	—	(11,045)	(11,045)
Unrealized gains (losses) on held-to-maturity securities	—	922	922
Unrecognized gain (loss) on cash flow hedges	(480)	661	181
Defined benefit pension plans	(12,520)	654	(11,866)

Accumulated other comprehensive income (loss)	$(53,504)	$38,620	$(14,884)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010
Available-for-sale
U.S. Treasury	$51,279	$535	$—	$51,814
U.S. Government-sponsored entities and agencies	525,480	12,785	(117)	538,148
Mortgage-backed securities — Agency	908,425	31,378	(16)	939,787
Mortgage-backed securities — Non-agency	184,569	1,136	(22,734)	162,971
States and political subdivisions	313,774	23,219	—	336,993
Pooled trust preferrred securities	28,144	—	(19,728)	8,416
Other securities	143,338	11,089	(1,752)	152,675

Total available-for-sale securities	$2,155,009	$80,142	$(44,347)	$2,190,804

Held-to-maturity
U.S. Government-sponsored entities and agencies	$405,152	$9,813	$—	$414,965
Mortgage-backed securities — Agency	130,159	4,285	—	134,444
States and political subdivisions	217,664	4,897	(1,931)	220,630
Other securities	860	—	(211)	649

Total held-to-maturity securities	$753,835	$18,995	$(2,142)	$770,688

December 31, 2009
Available-for-sale
U.S. Treasury	$1,002	$1	$—	$1,003
U.S. Government-sponsored entities and agencies	918,366	3,260	(7,389)	914,237
Mortgage-backed securities — Agency	688,439	19,783	(93)	708,129
Mortgage-backed securities — Non-agency	216,215	933	(42,551)	174,597
States and political subdivisions	508,496	27,159	(1,060)	534,595
Pooled trust preferrred securities	28,498	—	(16,100)	12,398
Other securities	138,200	6,098	(3,038)	141,260

Total available-for-sale securities	$2,499,216	$57,234	$(70,231)	$2,486,219

Held-to-maturity
U.S. Government-sponsored entities and agencies	$227,461	$2,029	$(1,613)	$227,877
Mortgage-backed securities — Agency	165,639	3,934	—	169,573
Other securities	2,909	—	(406)	2,503

Total held-to-maturity securities	$396,009	$5,963	$(2,019)	$399,953

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

	September 30, 2010		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$115,220	$114,279	3.78%
One to five years	1,097,665	1,129,107	3.13
Five to ten years	284,360	279,437	5.75
Beyond ten years	657,764	667,981	4.09

Total	$2,155,009	$2,190,804	3.80%

Held-to-maturity
Within one year	$97	$78	3.54%
One to five years	131,219	135,301	3.65
Five to ten years	10,063	10,150	3.86
Beyond ten years	612,456	625,159	4.02

Total	$753,835	$770,688	3.95%

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Available-for-Sale
U.S. Government-sponsored entities and agencies	$65,058	$(117)	$—	$—	$65,058	$(117)
Mortgage-backed securities — Agency	26,448	(15)	799	(1)	27,247	(16)
Mortgage-backed securities - Non-agency	21,050	(2,771)	105,644	(19,963)	126,694	(22,734)
Pooled trust preferrred securities	—	—	8,416	(19,728)	8,416	(19,728)
Other securities	—	—	6,297	(1,752)	6,297	(1,752)

Total available-for-sale	$112,556	$(2,903)	$121,156	$(41,444)	$233,712	$(44,347)

Held-to-Maturity
States and political subdivisions	$92,969	$(1,931)	$—	$—	$92,969	$(1,931)
Other securities	—	—	648	(211)	648	(211)

Total held-to-maturity	$92,969	$(1,931)	$648	$(211)	$93,617	$(2,142)

December 31, 2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$261,186	$(7,389)	$—	$—	$261,186	$(7,389)
Mortgage-backed securities — Agency	18,488	(93)	37	—	18,525	(93)
Mortgage-backed securities - Non-agency	1,141	(8)	140,622	(42,543)	141,763	(42,551)
States and political subdivisions	75,918	(871)	6,783	(189)	82,701	(1,060)
Pooled trust preferrred securities	—	—	12,398	(16,100)	12,398	(16,100)
Other securities	4,445	(40)	8,891	(2,998)	13,336	(3,038)

Total available-for-sale	$361,178	$(8,401)	$168,731	$(61,830)	$529,909	$(70,231)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$93,467	$(1,613)	$—	$—	$93,467	$(1,613)
Other securities	—	—	2,502	(406)	2,502	(406)

Total held-to-maturity	$93,467	$(1,613)	$2,502	$(406)	$95,969	$(2,019)

Proceeds from sales and calls of securities available for sale were $882.0 million and $915.8 million for the nine months ended September 30, 2010 and 2009, respectively. Gains of $13.1 million and $21.9 million were realized on these sales during 2010 and 2009, respectively, and losses of $0.3 million and $0.9 million were realized on these sales during 2010 and 2009. Also impacting earnings in the first nine months of 2010 are other-than-temporary impairment charges related to credit loss on two pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $3.3 million, described below. Impacting earnings in the first nine months of 2009 were other-than-temporary impairment charges related to credit loss on six pooled trust preferred securities and two non-agency mortgage-backed securities in the amount of $15.3 million.
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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in FASB ASC 325-10 (EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets).
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
As of September 30, 2010, Old National’s security portfolio consisted of 1,020 securities, 85 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At September 30, 2010, the Company’s securities portfolio contained 17 non-agency collateralized mortgage obligations with a fair value of $163.0 million which had net unrealized losses of approximately $21.6 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of September 30, 2010, ten of these securities were rated below investment grade with grades ranging from B- to C. One of the ten securities is rated B- and has a fair value of $9.4 million, five of the securities are rated CCC with a fair value of $50.1 million, two of the securities are rated CC with a fair value of $27.8 million and two of the securities are rated C with a fair value of $10.4 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $3.0 million of credit losses on ten of these securities for the nine months ended September 30, 2010. The fair value of these non-agency mortgage-backed securities was $97.7 million at September 30, 2010.

Based on an analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on two non-agency mortgage-backed securities for the nine months ended September 30, 2009. The fair value of these non-agency mortgage-backed securities was $12.7 million at September 30, 2009.
Pooled Trust Preferred Securities
At September 30, 2010, the Company’s securities portfolio contained nine pooled trust preferred securities with a fair value of $8.4 million and unrealized losses of $19.7 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $4.8 million with unrealized losses of $9.2 million at September 30, 2010. These securities were rated A2 and A3 at inception, but at September 30, 2010, one security was rated BB, five securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2010, our model indicated other-than-temporary-impairment losses on two securities of $0.7 million, of which $0.3 million was recorded as a credit loss in earnings and $0.4 million is included in other comprehensive income. At September 30, 2010, the fair value of these two securities was $1.1 million and they remained classified as available for sale.
Two of our pooled trust preferred securities with a fair value of $3.6 million and unrealized losses of $10.5 million at September 30, 2010 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
For the nine months ended September 30, 2009, our model indicated other-than-temporary-impairment losses on six pooled trust preferred securities of $25.2 million, of which $14.8 million was recorded as expense and $10.4 million was recorded in other comprehensive income. Together, the seven securities subject to FASB ASC 325-10 accounted for $10.5 million of the unrealized loss in the pooled trust preferred securities category at September 30, 2009.
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

Trust preferred securities
September 30, 2010
(Dollars in Thousands)

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating(1)	Cost	Value	(Loss)	2010	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$1,283	$303	$(980)	$146	20/39	38.8%	16.4%	0.0%
MM Community Funding IX	B-2	C	2,107	763	(1,344)	165	19/33	35.4%	13.1%	0.0%
Reg Div Funding 2004	B-2	D	4,563	683	(3,880)	—	29/46	34.4%	22.0%	0.0%
Pretsl XII	B-1	C	2,886	1,385	(1,501)	—	52/77	29.0%	7.4%	0.0%
Pretsl XV	B-1	C	1,695	494	(1,201)	—	52/72	35.0%	11.0%	0.0%
Reg Div Funding 2005	B-1	C	311	105	(206)	—	23/49	51.3%	41.5%	0.0%
MM Community Funding II	B	BB	1,145	1,051	(94)	—	6/9	4.7%	5.0%	8.0%
Pretsl XXVII LTD	B	CC	4,785	1,318	(3,467)	—	33/49	29.4%	26.2%	23.2%
Trapeza Ser 13A	A2A	CCC-	9,369	2,314	(7,055)	—	43/63	31.7%	26.9%	36.1%

			28,144	8,416	(19,728)	311

Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB-	954	968	14	—
First Empire Cap (M&T)		BBB-	2,901	2,903	2	—
Fleet Cap Tr V (BOA)		BB	3,349	2,524	(825)	—
JP Morgan Chase Cap XIII		BBB+	4,700	3,773	(927)	—

			11,904	10,168	(1,736)	—

Total			$40,048	$18,584	$(21,464)	$311

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment recognized in 2010, their credit rating at September 30, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Nine months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	September 30, 2010	September 30, 2010
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$—	$79
CWALT Ser 73CB	2005	CCC	6,606	—	207
CWALT Ser 73CB	2005	CCC	6,923	—	427
CWHL 2006-10	2006	C	10,030	—	309
CWHL 2005-20	2005	B-	9,734	—	39
FHASI Ser 4	2007	CCC	21,617	37	629
RFMSI Ser S9	2006	CC	32,070	—	923
RFMSI Ser S10	2006	CC	4,360	2	76
RALI QS2	2006	C	6,565	—	278
RFMSI S1	2006	CCC	5,127	—	30

			117,058	39	2,997
Pooled trust preferred securities:
TROPC	2003	C	1,283	—	146
MM Community Funding IX	2003	C	2,107	—	165

			$3,390	—	311

Total other-than-temporary-impairment recognized in earnings				$39	$3,308

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment recognized in 2009, their credit rating at September 30, 2009 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Nine months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	September 30, 2009	September 30, 2009
Non-agency mortgage-backed securities:
CWHL 2006-10	2006	CCC	$10,825	$276	$276
RALI QS2	2006	CC	8,966	216	216

			19,791	492	492
Pooled trust preferred securities:
TROPC	2003	CC	2,175	394	2,805
MM Community Funding IX	2003	CC	2,318	1,152	2,612
Reg Div Funding	2004	CC	5,491	110	4,306
Pretsl XII	2003	CC	3,448	517	1,327
Pretsl XV	2004	CC	3,340	816	1,711
Reg Div Funding	2005	C	1,986	1,581	2,064

			$18,758	4,570	14,825

Total other-than-temporary-impairment recognized in earnings				$5,062	$15,317

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table presents a rollforward of the cumulative credit losses recognized in earnings:

Beginning balance, January 1, 2010	$24,795
Increase to the amount related to the credit loss for which other-than- temporary-impairment was previously recognized	3,308

Ending balance, September 30, 2010	$28,103

The cumulative life-to-date credit losses of $28,103 consist of losses of $7,426 on non-agency mortgage-backed securities and $20,677 of losses on pooled trust preferred securities.
NOTE 7 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At September 30, 2010 and December 31, 2009, Old National had residential loans held for sale of $3.5 million and $17.5 million, respectively. The majority of new production during the first nine months of 2010 was retained in Old National’s loan portfolio, resulting in lower residential loans held for sale.
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
During the first nine months of 2010, commercial and commercial real estate loans held for investment of $3.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.4 million, resulting in a recovery of $0.2 million on the loans transferred. During the first nine months of 2009, commercial and commercial real estate loans held for investment of $2.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.0 million, resulting in a write-down on loans transferred to held for sale of $0.6 million, which was recorded as a reduction to the allowance for loan losses.

NOTE 8 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
Balance, January 1	$69,548	$67,087
Additions:
Provision charged to expense	23,681	41,459
Deductions:
Write-downs from loans transferred to held for sale	—	572
Loans charged-off	30,907	50,944
Recoveries	(9,827)	(12,521)

Net charge-offs	21,080	38,995

Balance, September 30	$72,149	$69,551

Individually impaired loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Impaired loans without an allowance for loan losses allocation	$13,162	$12,659
Impaired loans with an allowance for loan losses allocation	37,141	36,452

Total impaired loans	$50,303	$49,111

Allowance for loan losses allocated to impaired loans	$15,109	$14,503

For the nine months ended September 30, 2010 and 2009, the average balance of impaired loans was $50.4 million and $59.5 million, respectively, for which no interest income was recorded. Generally, no additional funds are committed to be advanced in connection with impaired loans, including troubled debt restructurings.
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
Nonperforming loans were as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Nonaccrual loans	$69,843	$67,016
Renegotiated loans not on nonaccrual	—	—

Total nonperforming loans	$69,843	$67,016

Past due loans (90 days or more and still accruing)	$1,364	$3,501

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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At September 30, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.2 million, consisting of $4.0 million of commercial loans and $0.2 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $1.6 million. At December 31, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $10.0 million, consisting of $7.6 million of commercial loans and $2.4 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $3.5 million.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2010 and 2009:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, September 30, 2010	$128,011	$39,873	$167,884

Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,686	—	8,686

Balance, September 30, 2009	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2010 and determined that no impairment existed as of this date. Old National recorded $8.7 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2010 and December 31, 2009 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2010
Amortized intangible assets:
Core deposit	$26,810	$(13,708)	$13,102
Customer business relationships	25,753	(14,116)	11,637
Customer loan relationships	4,413	(1,471)	2,942

Total intangible assets	$56,976	$(29,295)	$27,681

December 31, 2009
Amortized intangible assets:
Core deposit	$26,810	$(10,794)	$16,016
Customer business relationships	25,753	(12,705)	13,048
Customer loan relationships	4,413	(1,170)	3,243

Total intangible assets	$56,976	$(24,669)	$32,307

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. During the first quarter of 2009, Old National recorded $11.2 million of core deposit intangibles associated with the acquisition of the branch banking network of Citizens Financial Group, which is included in the “Community Banking” segment. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $4.6 million in 2010 and $4.3 million in 2009.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2010 remaining	$1,504
2011	5,546
2012	4,840
2013	4,050
2014	3,259
Thereafter	8,482

Total	$27,681

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2010:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2010
Outstanding at September 30, 2010	$41,364	$317,304	$9,093	$367,761
Average amount outstanding	3,248	316,265	8,750	328,263
Maximum amount outstanding at any month-end	41,365	348,403	10,423
Weighted average interest rate:
During nine months ended September 30, 2010	0.13%	0.17%	1.70%	0.21%
At September 30, 2010	0.15	0.17	—	0.17
Other Short-term Borrowings
Line of Credit
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. Old National did not use the facility. The facility matured in April 2010 and Old National did not renew the facility.
Treasury Investment Program
As of September 30, 2010, Old National had $9.1 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At September 30, 2010, the effective interest rate on these funds was 0%.

NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Old National Bancorp:
Senior unsecured note (fixed rate 5.00%) maturing May 2010	$—	$50,000
Junior subordinated debenture (fixed rate of 8.00% and variable rates 2.04% to 3.34%) maturing April 2032 to March 2035	108,000	108,000
ASC 815 fair value hedge and other basis adjustments	(697)	(726)
Old National Bank:
Securities sold under agreements to repurchase (variable rate 3.31%) maturing October 2014	50,000	99,000
Federal Home Loan Bank advances (fixed rates 1.61% to 8.34% and variable rates 1.87% to 2.58%) maturing October 2011 to January 2023	264,332	289,974
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,319	4,350
ASC 815 fair value hedge and other basis adjustments	2,328	(1,539)

Total other borrowings	$578,282	$699,059

Contractual maturities of other borrowings at September 30, 2010, were as follows:

(dollars in thousands)
Due in 2010	$11
Due in 2011	200,046
Due in 2012	25,688
Due in 2013	75,918
Due in 2014	67,589
Thereafter	207,399
SFAS 133 fair value hedge and other basis adjustments	1,631

Total	$578,282

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.25% and 3.68% at September 30, 2010, and December 31, 2009, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited with-in five years or less until maturity. As of September 30, 2010, 20%, or $30 million of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, the subordinated bank notes mature October 2011. Capital treatment will cease October 2010, or one year prior to the maturity date.

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
At September 30, 2010, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2010 remaining	$99
2011	390
2012	390
2013	390
2014	410
Thereafter	10,903

Total minimum lease payments	12,582
Less amounts representing interest	8,263

Present value of net minimum lease payments	$4,319

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. As of September 30, 2010, $7.4 million of required and discretionary contributions have been made. Old National does not anticipate making any additional contributions to fund its pension plan in 2010.
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
Old National contributed $177 thousand to cover benefit payments from the Restoration Plan during the first nine months of 2010. Old National expects to contribute an additional $56 thousand to cover benefit payments from the Restoration Plan during the remainder of 2010.
The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Interest cost	$498	$493	$1,492	$1,479
Expected return on plan assets	(490)	(483)	(1,470)	(1,448)
Recognized actuarial loss	401	363	1,203	1,089
Settlement	350	—	350	—

Net periodic benefit cost	$759	$373	$1,575	$1,120

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At September 30, 2010, 1.3 million shares remained available for issuance. The granting of awards to key employees is typically in the form of options to purchase capital stock or restricted stock.
Stock Options
The Company did not grant any stock options during the first nine months of 2010. Old National recorded $0.1 million of stock based compensation expense, net of tax, during the first nine months of 2010 as compared to $0.2 million for the first nine months of 2009.
Restricted Stock Awards
The Company granted 112 thousand time-based restricted stock awards to certain key officers during 2010, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2010, unrecognized compensation expense was estimated to be $2.0 million for unvested restricted share awards.
Old National recorded expense of $0.6 million, net of tax benefit, during the first nine months of 2010, compared to expense of $0.6 million during the first nine months of 2009 related to the vesting of restricted share awards. Included in the first nine months of 2010 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants. Included in the first nine months of 2009 is the reversal of $0.8 million of expense associated with certain performance-based restricted stock grants.

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
Old National recorded $0.3 million of stock based compensation expense, net of tax, during the first nine months of 2010. Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first nine months of 2009. Included in the first nine months of 2010 is the reversal of $0.2 million of expense associated with certain performance-based restricted stock grants.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Provision at statutory rate of 35%	$4,776	$(260)	$13,185	$4,753
Tax-exempt income	(2,416)	(3,644)	(7,749)	(11,874)
Reversal of portion of unrecognized tax benefits	(652)	(706)	(652)	(706)
State income taxes	228	(874)	475	(2,355)
Other, net	(187)	724	(77)	705

Income tax expense (benefit)	$1,749	$(4,760)	$5,182	$(9,477)

Effective tax rate	12.8%	(640.6)%	13.8%	(69.8)%

For the three and nine months ended September 30, 2010, the effective tax rate was higher than the three and nine months ended September 30, 2009. The higher tax rate in the third quarter and nine months of 2010 is the result of a decrease in tax-exempt income relative to pre-tax income.
No valuation allowance was recorded at September 30, 2010 and 2009 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2010	2009
Balance at January 1	$8,500	$7,513
Additions (reductions) based on tax positions related to the current year	(3,348)	81
Reductions due to statute of limitations expiring	(601)	(651)

Balance at September 30	$4,551	$6,943

Approximately $0.8 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
The Company reversed $0.7 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.7 million income tax reversal relates to the 2006 statute of limitations expiring. The statute of limitations expired in the third quarter of 2010. As a result, the Company reversed a total of $0.7 million from its unrecognized tax benefit liability which includes $0.1 million of interest.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $197.5 million and $297.5 million at September 30, 2010 and December 31, 2009, respectively. The September 30, 2010 balances consist of $97.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2009 balances consist of $197.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2010, the notional amount of the interest rate lock commitments and forward commitments were $13.3 million and $13.4 million, respectively. At December 31, 2009, the notional amount of the interest rate lock commitments and forward commitments were $20.0 million and $36.1 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $449.1 million and $449.1 million, respectively, at September 30, 2010. At December 31, 2009, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $479.8 million and $479.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and foreign exchange forward contracts. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$8,672	Other assets	$1,789

Total derivatives designated as hedging instruments		$8,672		$1,789

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$38,255	Other assets	$27,749
Foreign exchange contracts	Other assets	—	Other assets	12
Mortgage contracts	Other assets	277	Other assets	370

Total derivatives not designated as hedging instruments		$38,532		$28,131

Total derivative assets		$47,204		$29,920

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$—	Other liabilities	$1,188

Total derivatives designated as hedging instruments		$—		$1,188

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$38,954	Other liabilities	$28,279
Foreign exchange contracts	Other liabilities	—	Other liabilities	12
Mortgage contracts	Other liabilities	—	Other liabilities	—

Total derivatives not designated as hedging instruments		$38,954		$28,291

Total derivative liabilities		$38,954		$29,479

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		September 30, 2010	September 30, 2009
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$843	$411
Interest rate contracts (2)	Other income / (expense)	238	309

Total		$1,081	$720

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$383	$388

Total		$383	$388

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$—
Interest rate contracts (3)	Other income / (expense)	132	(984)
Mortgage contracts	Mortgage banking revenue	131	(321)

Total		$263	$(1,305)

		Nine months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2010	September 30, 2009
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$2,750	$1,167
Interest rate contracts (2)	Other income / (expense)	1,555	381

Total		$4,305	$1,548

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,158	$860

Total		$1,158	$860

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$(428)
Interest rate contracts (3)	Other income / (expense)	(169)	(57)
Mortgage contracts	Mortgage banking revenue	(93)	241

Total		$(262)	$(244)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes both the valuation differences between the customer and offsetting counterparty swaps as well as the change in the value of the derivative instruments entered into to offset the change in fair value of certain retail certificates of deposit which the company elected to record at fair value. See Note 19 to the consolidated financial statements.
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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010, which was granted in part and denied in part on August 6, 2010. A new deadline for dispositive motions has been set for October 1, 2011, and the Court has calendared a trial date of February 13, 2012. In addition, the Court has ordered mediation that is currently scheduled for December of 2010. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.
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
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of September 30, 2010, Old National had closed or merged 19 of these locations into existing branch locations. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.3 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.085 billion and standby letters of credit of $84.9 million at September 30, 2010. At September 30, 2010, approximately $1.038 billion of the loan commitments had fixed rates and $47 million had floating rates, with the fixed interest rates ranging from 0% to 13.25%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2010 and December 31, 2009, the balance of the allowance for unfunded loan commitments was $3.9 million and $5.5 million, respectively.
At September 30, 2010 and December 31, 2009, Old National had credit extensions of $23.9 million and $25.9 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2010 and December 31, 2009, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $21.2 million and $22.8 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2010, the notional amount of standby letters of credit was $84.9 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million. At December 31, 2009, the notional amount of standby letters of credit was $103.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.3 million at September 30, 2010.
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

Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended September 30, 2010
Net interest income	$63,402	$(8,305)	$(929)	$54,168
Provision for loan losses	6,400	—	—	6,400
Noninterest income	22,119	4,506	15,354	41,979
Noninterest expense	57,298	3,358	15,446	76,102
Income (loss) before income taxes	21,823	(7,157)	(1,021)	13,645
Total assets	3,828,941	3,567,870	109,303	7,506,114

Three months ended September 30, 2009
Net interest income	$78,037	$(17,486)	$(4,140)	$56,411
Provision for loan losses	12,203	(12)	—	12,191
Noninterest income	23,593	40	15,370	39,003
Noninterest expense	69,886	780	13,300	83,966
Income (loss) before income taxes	19,541	(18,214)	(2,070)	(743)
Total assets	4,372,760	3,484,265	116,467	7,973,492

Nine months ended September 30, 2010
Net interest income	$187,215	$(19,984)	$(2,792)	$164,439
Provision for loan losses	23,706	—	(25)	23,681
Noninterest income	66,345	13,139	48,461	127,945
Noninterest expense	176,081	7,603	47,349	231,033
Income (loss) before income taxes	53,773	(14,448)	(1,655)	37,670
Total assets	3,828,941	3,567,870	109,303	7,506,114

Nine months ended September 30, 2009
Net interest income	$214,278	$(32,022)	$(5,880)	$176,376
Provision for loan losses	41,481	73	(95)	41,459
Noninterest income	70,294	7,548	49,002	126,844
Noninterest expense	197,557	5,038	45,586	248,181
Income (loss) before income taxes	45,534	(29,585)	(2,369)	13,580
Total assets	4,372,760	3,484,265	116,467	7,973,492
Included in noninterest expense in the Community Banking segment in the nine months ended September 30, 2009 is the FDIC special assessment of approximately $4.0 million. Expenses related to the acquisition of the Citizens Financial Group branch network of $0.5 million and $4.9 million are included in noninterest expense in the three months and nine months ended September 30, 2009, respectively.
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

Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using swap and libor curves plus spreads that adjust for loss severities, volatility, credit risk and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$51,814	$51,814	$—	$—
U.S. Government-sponsored entities and agencies	538,148	—	538,148	—
Mortgage-backed securities — Agency	939,787	—	939,787	—
Mortgage-backed securities — Non-agency	162,971	—	162,971	—
States and political subdivisions	336,993	—	336,993	—
Pooled trust preferred securities	8,416	—	—	8,416
Other securities	152,675	—	152,675
Residential loans held for sale	3,512	—	3,512	—
Derivative assets	47,204	—	47,204	—
Financial Liabilities
Derivative liabilities	38,954	—	38,954	—
During the second quarter of 2010, approximately $143.8 million of municipal securities were transferred from the available-for-sale portfolio to the held-to-maturity portfolio at fair value. There were no other significant transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities during the nine months ended September 30, 2010.

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
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/amortization of discount or premium	(86)
Payments received	(10)
Credit loss write-downs	(311)
Increase/decrease in fair value of securities	(3,575)

Ending balance, September 30, 2010	$8,416

Included in the income statement is $86 thousand of expense included in interest income from the amortization of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,667
Accretion/amortization of discount or premium	(61)
Payments received	(99)
Credit loss write-downs	(14,825)
Increase/decrease in fair value of securities	11,348

Ending balance, September 30, 2009	$16,030

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2010 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$22,032	—	—	$22,032
Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $37.1 million, with a valuation allowance of $15.1 million at September 30, 2010. Old National recorded $8.2 million of provision expense associated with these loans for the nine months ended September 30, 2010.

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

The Company has elected the fair value option for residential mortgage loans held for sale.
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement are $49 thousand and $172 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2010, respectively. Included in the income statement are $180 thousand and $527 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2009, respectively. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes no interest expense for the three and nine months ended September 30, 2010, respectively, for certain retail certificates of deposit. The income statement includes $0 thousand and $73 thousand of interest expense for the three and nine months ended September 30, 2009, respectively, for certain retail certificates of deposit.
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
As of September 30 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$3,512	$81	$3,431
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2010:

Changes in Fair Value for the Three Months ended September 30, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(136)	$2	$—	$(134)

Changes in Fair Value for the Nine Months ended September 30, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(206)	$3	$—	$(203)

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
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2009:

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

The carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2010 and December 31, 2009 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
September 30, 2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$172,271	$172,271
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	405,152	414,965
Mortgage-backed securities — Agency	130,159	134,444
State and political subdivisions	217,664	220,630
Other securities	860	649
Federal Home Loan Bank stock	36,090	36,090
Loans, net (including impaired loans)
Commercial	1,239,983	1,284,014
Commercial real estate	952,099	1,003,540
Residential real estate	480,119	511,903
Consumer credit	958,790	1,019,429
Accrued interest receivable	44,376	44,376

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,267,404	$1,267,404
NOW, savings and money market deposits	2,553,918	2,553,918
Time deposits	1,618,115	1,677,269
Short-term borrowings:
Federal funds purchased	41,364	41,364
Repurchase agreements	317,304	317,305
Other short-term borrowings	9,093	9,093
Other borrowings:
Junior subordinated debenture	108,000	110,031
Repurchase agreements	50,000	55,206
Federal Home Loan Bank advances	264,332	281,850
Subordinated bank notes	150,000	154,826
Capital lease obligation	4,319	5,290
Accrued interest payable	12,042	12,042
Standby letters of credit	487	487

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,496

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2009
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$497,276	$497,276
Investment securities held-to-maturity	396,009	399,953
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	55,260	55,449
Loans, net (including impaired loans)	3,765,938	3,975,545
Accrued interest receivable	49,340	49,340

Financial Liabilities
Deposits	$5,903,488	$5,950,705
Short-term borrowings	331,144	331,156
Other borrowings	699,059	724,364
Accrued interest payable	12,778	12,778
Standby letters of credit	578	578

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,643
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
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009, and financial condition as of September 30, 2010, compared to September 30, 2009, and December 31, 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
During the third quarter of 2010, net income available to common shareholders was $11.9 million, compared to $4.0 million at September 30, 2009. Diluted earnings per share available to common shareholders were $0.13 per share, compared to diluted earnings per share of $0.06 in the third quarter of 2009. The provision for loan losses was $6.4 million for the third quarter of 2010 compared to $12.2 million for the third quarter of 2009.
Consistent with our strategy to provide our shareholders with consistent quality earnings by deploying capital to acquire other financial institutions through either traditional means or FDIC-assisted transactions, we announced the execution of a definitive agreement to acquire Monroe Bancorp (NASDAQ: MORE), an $846 million bank with 15 branches throughout central and south central Indiana. This is an all stock transaction valued at approximately $83.5 million. Management believes the transaction will improve Old National’s competitive position in Indiana with Monroe’s dominant position in Bloomington, Indiana, home of Indiana University, and its presence in the Indianapolis market. Management believes the transaction will be accretive to earnings after one-time charges through enhanced revenue opportunities and cost reductions.
Credit metrics remain stable. At September 30, 2010, our reserve for loan losses was $72.1 million, compared to $69.6 million at September 30, 2009. The allowance for loan losses equaled 103% of nonperforming loans at September 30, 2010 compared to 94% at September 30, 2009. Annualized, net charge-offs were 0.66% of average loans in the third quarter of 2010 compared to 1.25% in the third quarter of 2009.
Expense management continues to be a focal point as the company aims to improve its operating efficiency. Total non-interest expenses have declined $17.1 million year-over-year. Full time equivalent employees declined 8.6% since September 2009 and eight branches have been closed in 2010 with another three scheduled in November, 2010. As of September 30, 2010, the year-to-date efficiency ratio remained elevated at 76.32% as revenue growth remains challenged due to the slow pace of the economic recovery.
Our balance sheet remains well positioned with regulatory capital ratios above well-capitalized levels and we continue to look at opportunities for franchise growth.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2010	2009	Change	2010	2009	Change
Income Statement Summary:
Net interest income	$54,168	$56,411	(4.0)%	$164,439	$176,376	(6.8)%
Provision for loan losses	6,400	12,191	(47.5)	23,681	41,459	(42.9)
Noninterest income	41,979	39,003	7.6	127,945	126,844	0.9
Noninterest expense	76,102	83,966	(9.4)	231,033	248,181	(6.9)
Other Data:
Return on average common equity	5.40%	2.53%		5.02%	4.00%
Efficiency ratio	76.64	83.39		76.32	77.58
Tier 1 leverage ratio	10.24	10.03		10.24	10.03
Net charge-offs to average loans	0.66	1.25		0.76	1.17
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 56% of revenues at September 30, 2010. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Net interest income	$54,168	$56,411	$164,439	$176,376
Taxable equivalent adjustment	3,154	5,272	10,335	16,695

Net interest income — taxable equivalent	$57,322	$61,683	$174,774	$193,071

Average earning assets	6,700,212	7,020,614	6,886,583	7,205,376

Net interest margin	3.23%	3.21%	3.18%	3.26%
Net interest margin — fully taxable equivalent	3.42%	3.51%	3.38%	3.57%

Net interest income was $54.2 million and $164.4 million for the three and nine months ended September 30, 2010, down from the $56.4 million and $176.4 million reported for the three and nine months ended September 30, 2009. Taxable equivalent net interest income was $57.3 million and $174.8 million for the three and nine months ended September 30, 2010, down from the $61.7 million and $193.1 million reported for the three and nine months ended September 30, 2009. The net interest margin on a fully taxable equivalent basis was 3.42% and 3.38% for the three and nine months ended September 30, 2010, compared to 3.51% and 3.57% for the three and nine months ended September 30, 2009. The decrease in both net interest income and net interest margin is primarily due to the decrease in the yield on interest earning assets being greater than the decrease in the cost of interest-bearing liabilities, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The yield on average earning assets decreased 52 basis points from 5.03% to 4.51% while the cost of interest-bearing liabilities decreased 37 basis points from 1.81% to 1.44% in the quarterly year-over-year comparison. In the year-to-date comparisons, the yield on average assets decreased 55 basis points from 5.11% to 4.56% while the cost of interest-bearing liabilities decreased 34 basis points from 1.85% to 1.51%.
Average earning assets were $6.700 billion for the three months ended September 30, 2010, compared to $7.021 billion for the three months ended September 30, 2009, a decrease of 4.6%, or $320.4 million. Average earning assets were $6.887 billion for the nine months ended September 30, 2010, compared to $7.205 billion for the nine months ended September 30, 2009, a decrease of 4.4%, or $318.8 million. Significantly affecting average earning assets at September 30, 2010 compared to September 30, 2009, was the increase in the size of the investment portfolio combined with the increase in interest earning cash balances at the Federal Reserve and the reduction of the size of the loan portfolio. During the nine months ended September 30, 2010, $1.130 billion of investment securities were purchased and $882.0 million of investment securities were called by the issuers or sold. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold. In addition, commercial and commercial real estate loans have been affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. A $258.8 million decrease in average commercial loans was combined with a $108.6 million decrease in average commercial real estate loans. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets.
Also positively affecting margin was an increase in noninterest-bearing demand deposits combined with a decrease in time deposits. In the fourth quarter of 2009, $2.9 million of retail certificates of deposit were called. In the fourth quarter of 2009, we prepaid $105.0 million of FHLB advances. In the second quarter of 2010, we prepaid a $25.0 million FHLB advance, a $24.0 million long-term repurchase agreement and a senior unsecured note totaling $50.0 million matured. In the third quarter of 2010, we prepaid a $25.0 million long-term repurchase agreement. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Also, short-term borrowings and other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was $6.4 million for the three months ended September 30, 2010, compared to $12.2 million for the three months ended September 30, 2009. The provision for loan losses was $23.7 million for the nine months ended September 30, 2010, compared to $41.5 million for the nine months ended September 30, 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans at September 30, 2010 compared to September 30, 2009.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2010 was $42.0 million, an increase of $3.0 million, or 7.6%, from the $39.0 million reported for the three months ended September 30, 2009. For the nine months ended September 30, 2010, noninterest income was $127.9 million, an increase of $1.1 million, or 0.9%, from the $126.8 million reported for the nine months ended September 30, 2009.

Net securities gains were $3.2 million and $9.5 million for the three and nine months ended September 30, 2010, compared to net securities gains of $40 thousand and $5.7 million for the three and nine months ended September 30, 2009. Included in the third quarter and first nine months of 2010 are securities gains of $3.3 million and $12.8 million, respectively, resulting primarily from management’s decision to shorten the duration of the portfolio. The shorter duration will result in lower yields in future periods, but will reduce capital exposure when interest rates begin to rise. Partially offsetting these gains were other-than-temporary-impairment charges of $39 thousand and $3.3 million, respectively, on two pooled trust preferred securities and ten non-agency mortgage-backed securities.
Included in the third quarter and first nine months of 2009 were securities gains of $5.1 million and $21.0 million, respectively, which were partially offset by other-than-temporary-impairment charges of $5.1 million and $15.3 million, respectively, on six pooled trust preferred securities and two non-agency mortgage-backed securities.
Service charges and overdraft fees on deposit accounts were $12.4 million and $37.5 million for the three and nine months ended September 30, 2010, compared to $15.1 million and $41.4 million for the three and nine months ended September 30, 2009. The decrease in revenue is primarily attributable to a decrease in fee income for overdrafts and returned items. Service charges and overdraft fees were negatively impacted by new regulatory requirements in the third quarter of 2010. The negative impact was partially mitigated with adjustments to our product pricing structure late in the third quarter of 2010.
Debit card and ATM fees were $5.8 million and $17.3 million for the three and nine months ended September 30, 2010, compared to $5.4 million and $15.0 million for the three and nine months ended September 30, 2009. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition.
Mortgage banking revenue was $0.6 million and $1.8 million for the three and nine months ended September 30, 2010, compared to $1.5 million and $5.0 million for the three and nine months ended September 30, 2009. Mortgage fee revenue declined in the quarterly comparison as a result of our decision to retain more mortgage production and sell less to the secondary market. Mortgage fee revenue declined in the year-to-date comparison as a result of lower loan production and our decision to retain more mortgage production and sell less to the secondary market.
Insurance premiums and commissions decreased $1.3 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily as a result of a decrease in contingency income.
Revenue from company-owned life insurance was $1.0 million and $3.1 million for the three and nine months ended September 30, 2010, compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2009. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues in 2009 and while we expect revenues to increase gradually in 2010 and future years, we also anticipate revenue will remain below 2008 levels.
Fluctuations in the value of our derivatives resulted in gains on derivatives of $0.4 million and $1.4 million for the three and nine months ended September 30, 2010, respectively, as compared to losses on derivatives of $0.7 million for the three months ended September 30, 2009 and gains of $0.3 million for the nine months ended September 30, 2009.
Other income increased $1.5 million and $0.9 million for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. The increase in both the quarterly and year-to-date comparisons was primarily as a result of a $1.4 million loss from the sale of approximately $258.0 million of leases held for sale, net of transaction fees, that occurred in the third quarter of 2009.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2010, totaled $76.1 million, a decrease of $7.9 million, or 9.4%, from the $84.0 million recorded for the three months ended September 30, 2009. For the nine months ended September 30, 2010, noninterest expense totaled $231.0 million, a decrease of $17.2 million, or 6.9%, from the $248.2 million recorded for the nine months ended September 30, 2009. Decreases in salaries and benefits expense, marketing expense and FDIC assessment expense were the primary reason for the decrease in noninterest expense.

Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2010, salaries and benefits were $41.7 million compared to $46.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, salaries and benefits were $125.2 million compared to $134.4 million for the nine months ended September 30, 2009. The decrease in salaries and benefits in the quarterly comparison is a result of an 8.6% decline in full time equivalent employees, a $2.4 million decrease in performance-based incentive compensation expense and a $1.1 million decrease in profit sharing expense. Partially offsetting these decreases was $1.3 million of severance expense related to further full time equivalent employee reductions. Included in the first nine months of 2010 is a full nine months of expense associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which occurred in the first quarter of 2009. Offsetting this increase was the effect of the reduction in the number of employees, a $5.7 million decrease in performance-based incentive compensation expense and a $2.1 million decrease in profit sharing expense.
Marketing expense decreased $0.8 million and $2.6 million for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, primarily as a result of decreases in advertising expense, public relations expense and sales promotion expense due to our cost containment efforts.
Professional fees decreased $0.5 million and $1.3 million for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. The decrease is primarily attributable to legal and other professional fees associated with the acquisition of the Citizens Financial branch network in the first quarter of 2009 and our cost containment efforts.
Supplies expense decreased $0.2 million and $1.2 million for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009. The decrease is primarily attributable to expenses associated with the acquisition of the retail branch banking network of Citizens Financial Group.
For the nine months ended September 30, 2010, FDIC assessment expense was $6.2 million compared to $10.2 million for the nine months ended September 30, 2009. The decrease in the year-to-date comparison is primarily due to the special assessment that the FDIC implemented during the second quarter of 2009, which resulted in approximately $4.0 million of additional expense during the second quarter of 2009. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of September 30, 2010, our prepaid assessment was $25.4 million and will be expensed over the next two years as the actual FDIC assessments are determined.
The increase in the expense for amortization of intangibles in the year-to-date comparison is primarily due to the core deposit intangible associated with the acquisition of the retail branch banking network of Citizens Financial Group and subsequent amortization of this asset.
Other expense for the three months ended September 30, 2010, totaled $4.2 million, a decrease of $0.4 million compared to the three months ended September 30, 2009. Other expense for the nine months ended September 30, 2010, totaled $12.5 million, a decrease of $0.2 million compared to the nine months ended September 30, 2009. Included in the third quarter of 2010 is approximately $0.9 million in loss on extinguishment of debt for the prepayment of a long-term repurchase agreement, which was more than offset by a $1.5 million decrease in provision for unfunded commitments. Included in the nine months ended September 30, 2010 is approximately $2.3 million in loss on extinguishment of debt for the prepayment of an FHLB advance and two long-term repurchase agreements. Also included in the nine months ended September 30, 2010 is $0.9 million of expense related to the closing of five branches and associated lease terminations. These were more than offset by a $2.7 million decrease in provision for unfunded commitments and a $0.8 million decrease in travel expenses. The decrease in travel expenses is primarily related to the acquisition of the retail branch banking network of Citizens Financial Group in the first quarter of 2009.

Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 12.8% for the three months ended September 30, 2010, compared to a benefit of 640.6% for the three months ended September 30, 2009. The provision for income taxes, as a percentage of pre-tax income, was 13.8% for the nine months ended September 30, 2010, compared to a benefit of 69.8% for the nine months ended September 30, 2009. The tax rate increased in the third quarter and first nine months of 2010 as a result of a decrease in tax-exempt income relative to taxable income. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At September 30, 2010, our assets were $7.506 billion, a 5.9% decrease compared to September 30, 2009 assets of $7.973 billion, and an annualized decrease of 8.3% compared to December 31, 2009 assets of $8.005 billion. The decrease in loan balances and interest earning cash balances over the past twelve months has more than offset the increase in investment securities, reducing our reliance on higher cost deposits and wholesale funding. In September 2009, Old National sold $258.0 million of finance leases and raised approximately $195.7 million, net of issuance costs, from a public offering of common stock. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Also, short-term borrowings and other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments, and interest earning cash balances held at the Federal Reserve. Earning assets were $6.730 billion at September 30, 2010, a decrease of 6.2% from September 30, 2009.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $130.2 million of 15- and 20-year fixed-rate mortgage pass-through securities, $405.2 million of U.S. government-sponsored entity and agency securities and $217.7 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2010.
At September 30, 2010, the total investment securities portfolio was $2.981 billion compared to $2.960 billion at September 30, 2009, an increase of $20.3 million or 0.7%. Investment securities increased $62.4 million compared to December 31, 2009, an annualized increase of 2.9%. Investment securities represented 44.3% of earning assets at September 30, 2010, compared to 41.3% at September 30, 2009, and 40.7% at December 31, 2009. Contributing to the increase in investment securities were weak loan demand, strong deposit growth, cash proceeds from the Citizens Financial branch acquisition and the sale of certain finance leases, and our public offering of common stock. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2010, management does not intend to sell any available-for-sale securities with an unrealized loss position.

The investment securities available-for-sale portfolio had net unrealized gains of $35.8 million at September 30, 2010, an increase of $43.1 million compared to net unrealized losses of $7.3 million at September 30, 2009, and an increase of $48.8 million compared to net unrealized losses of $13.0 million at December 31, 2009. A $3.3 million charge was recorded during the first nine months of 2010 related to other-than-temporary-impairment on two pooled trust preferred securities and ten non-agency mortgage-backed securities securities. A $24.8 million charge was recorded during 2009 related to other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. Contributing to the volatility in net unrealized losses over the past twelve months are changes in interest rates and the financial crisis affecting the banking system and financial markets. See Note 5 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.
The investment portfolio had an average duration of 3.80% at September 30, 2010, compared to 4.41% at September 30, 2009, and 4.63% at December 31, 2009. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The annualized average yields on investment securities, on a taxable equivalent basis, were 4.01% for the three months ended September 30, 2010, compared to 4.98% for the three months ended September 30, 2009, and 4.31% for the three months ended December 31, 2009. Average yields on investment securities, on a taxable equivalent basis, were 4.22%, 5.20% and 4.95% for the nine months ended September 30, 2010 and 2009, and for the year ended December 31, 2009.
Residential Loans Held for Sale
Residential loans held for sale were $3.5 million at September 30, 2010, compared to $11.4 million at September 30, 2009, and $17.5 million at December 31, 2009. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations and timing of loan sales to the secondary market. The majority of new loan production during the first nine months of 2010 was retained in our loan portfolio, resulting in lower residential loans held for sale at September 30, 2010.
We elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated after January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.1 million, $0.3 million and $0.4 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
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
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 33.4% of earning assets at September 30, 2010, a decrease from 34.7% at September 30, 2009, and an increase from 32.7% at December 31, 2009. At September 30, 2010, commercial and commercial real estate loans were $2.248 billion, a decrease of $240.1 million since September 30, 2009, and a decrease of $101.7 million since December 31, 2009. In the second quarter of 2010, $50.9 million of finance leases were moved from held for sale back to the loan portfolio. In addition, weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.

Consumer Loans
At September 30, 2010, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $153.8 million or 13.7% compared to September 30, 2009, and decreased $110.3 million or, annualized, 13.6% since December 31, 2009. Payments on existing loans have more than offset new loan production.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, have decreased in significance to the loan portfolio over the past five years due to higher levels of loan sales into the secondary market, primarily to private investors. We usually sell the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Typically, we sell almost all residential real estate loans servicing released without recourse. However, the majority of new loan production during the first nine months of 2010 was retained in our loan portfolio.
At September 30, 2010, residential real estate loans held in our loan portfolio were $483.0 million, an increase of $79.6 million, or 26.3% annualized, from December 31, 2009 and an increase of $61.3 million, or 14.5%, from September 30, 2009. Over the past twelve months new loan production has been greater than payments on existing loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2010, totaled $195.6 million, a decrease of $6.8 million compared to $202.4 million at September 30, 2009, and a decrease of $4.6 million compared to $200.2 million at December 31, 2009. During 2009, we recorded $19.9 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. During the fourth quarter of 2009 we recorded $0.5 million of impairment of intangibles due to the loss of an insurance client at one of our insurance subsidiaries. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have decreased $20.7 million, or 9.3%, since September 30, 2009, primarily as a result of decreases in receivables and deferred tax assets. Included in other assets at September 30, 2009 is a receivable associated with securities trades that did not settle until early October 2009 and the timing of those payments. Partially offsetting these decreases is an increase in our prepaid FDIC assessment. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of September 30, 2010, our prepaid assessment was $25.4 million and will be expensed over the next two years as the actual FDIC assessments are determined.
Other assets have decreased $21.8 million, or 13.0% annualized, since December 31, 2009, primarily as a result of decreases in our prepaid FDIC assessment and deferred tax assets. Partially offsetting these decreases is an increase from the fluctuation in the fair value of derivative financial instruments.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.385 billion at September 30, 2010, a decrease of 6.5% from $6.829 billion at September 30, 2009, and an annualized decrease of 10.5% from $6.934 billion at December 31, 2009. Included in total funding were deposits of $5.439 billion at September 30, 2010, a decrease of $254.9 million, or 4.5%, compared to September 30, 2009, and a decrease of $464.1 million compared to December 31, 2009. Noninterest-bearing deposits increased 21.2%, or $221.5 million, compared to September 30, 2009. Time deposits decreased 20.6%, or $419.8 million, while money market deposits decreased 17.8%, or $74.5 million, and NOW deposits decreased 4.6%, or $56.6 million, compared to September 30, 2009. Savings deposits increased 7.7%, or $74.6 million compared to September 30, 2009. Year over year, we have experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2010, wholesale borrowings, including short-term borrowings and other borrowings, decreased $188.6 million, or 16.6%, from September 30, 2009 and decreased $84.2 million, or 10.9%, annualized, from December 31, 2009, respectively. Wholesale funding as a percentage of total funding was 14.8% at September 30, 2010, compared to 16.6% at September 30, 2009, and 14.9% at December 31, 2009. Short-term borrowings have increased $41.7 million since September 30, 2009 while long-term borrowings have decreased $230.3 million since September 30, 2009. The public offering of common stock, funds received in the Citizens Financial branch acquisition and proceeds from our finance lease sale have all contributed to less reliance on wholesale funding. In the fourth quarter of 2009, $105.0 million of FHLB advances were prepaid. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured and a $25.0 million FHLB advance and a $24.0 million long-term repurchase agreement were prepaid. In the third quarter of 2010, we prepaid a $25.0 million long-term repurchase agreement.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities have decreased $54.1 million, or 19.4%, since September 30, 2009, primarily as a result of a decrease in payables associated with a securities trade that did not settle until early October 2009 and the timing of that payment.
Capital
Shareholders’ equity totaled $895.7 million at September 30, 2010, compared to $865.4 million at September 30, 2009, and $843.8 million at December 31, 2009. These balances include approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
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
We paid cash dividends of $0.07 and $0.21 per share for the three and nine months ended September 30, 2010, respectively, which reduced equity by $18.3 million. We paid cash dividends of $0.07 and $0.37 per share for the three and nine months ended September 30, 2009, respectively, which reduced equity by $24.4 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.5 million during the nine months ended September 30, 2010, and $0.4 million during the nine months ended September 30, 2009. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $34.4 million during the nine months ended September 30, 2010, and increased equity by $37.3 million during the nine months ended September 30, 2009. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.9 million during the nine months ended September 30, 2010, compared to $4.4 million during the nine months ended September 30, 2009.

Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2010, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios have increased primarily due to the public offering of common stock that raised approximately $195.7 million, net of issuance costs, during the third quarter of 2009.
As of September 30, 2010, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2010	2009	2009
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	10.24%	10.03%	9.51%
Tier 1 capital to risk-adjusted total assets	4.00	15.37	14.11	14.25
Total capital to risk-adjusted total assets	8.00	17.25	16.47	16.09
Shareholders’ equity to assets	N/A	11.93	10.85	10.54
RISK MANAGEMENT
Overview
Management, with the oversight of the Board of Directors through its Risk and Credit Policy Committee, has in place company-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks that we face: credit, market, and liquidity.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At September 30, 2010, we had non-agency collateralized mortgage obligations with a fair value of $163.0 million or approximately 7.4% of the available-for-sale securities portfolio. The net unrealized loss on these securities at September 30, 2010, was approximately $21.6 million.
We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Ten of these securities were rated below investment grade as of September 30, 2010. During the first nine months of 2010, we experienced $5.7 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $2.7 million is included in other comprehensive income. During 2009, we experienced $39.4 million of other-than-temporary-impairment on these ten securities, of which $4.4 million was recorded as a credit loss in earnings and $35.0 million was included in other comprehensive income.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2010, we had pooled trust preferred securities with a fair value of approximately $8.4 million, or 0.4% of the available-for-sale securities portfolio. During the first nine months of 2010, we experienced $0.7 million of other-than-temporary-impairment losses on two of these securities, of which $0.3 million was recorded as a credit loss in earnings and $0.4 million is included in other comprehensive income. These securities remained classified as available-for-sale and at September 30, 2010, the unrealized loss on our pooled trust preferred securities was approximately $19.7 million. During 2009, six of these securities experienced $28.7 million of other-than-temporary-impairment, of which $20.4 million was recorded as a credit loss in earnings and $8.3 million was included in other comprehensive income.
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
Included in the held-to-maturity category at September 30, 2010 are approximately $130.2 million of agency mortgage-backed securities and $217.7 million of municipal securities at amortized cost.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $131.1 million at September 30, 2010.
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
Consumer
We offer a variety of first mortgage and junior lien loans to consumers within our markets with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit score. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on the London Interbank Offered Rate (“LIBOR”). Variable rate mortgages are underwritten at fully-indexed rates. We do not offer interest-only loans, payment-option facilities, sub-prime loans, or any product with negative amortization.
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
Asset Quality
Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by our Risk and Credit Policy Committee. This committee, which meets quarterly, is made up of outside directors. The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans and charge-offs. In addition, the committee reviews and approves recommended loan policy changes to assure our policies remain appropriate for the current lending environment.
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2010, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:

	September 30,		December 31,
(dollars in thousands)	2010	2009	2009
Nonaccrual loans
Commercial	$25,519	$26,031	$24,257
Commercial real estate	28,547	30,851	24,854
Residential real estate	9,009	8,385	9,621
Consumer	6,768	8,434	8,284

Total nonaccrual loans	69,843	73,701	67,016
Renegotiated loans not on nonaccrual	—	—	—
Past due loans (90 days or more and still accruing)
Commercial	304	994	1,754
Commercial real estate	—	194	72
Residential real estate	—	—	—
Consumer	1,060	1,509	1,675

Total past due loans	1,364	2,697	3,501
Foreclosed properties	5,886	4,213	8,149

Total under-performing assets	$77,093	$80,611	$78,666

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$170,870	$174,687	$157,063
Other classified assets (3)	148,011	174,582	161,160
Criticized loans	74,991	94,607	103,512

Total criticized and classified assets	$393,872	$443,876	$421,735

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.89%	1.83%	1.75%
Under-performing assets/total loans and foreclosed properties (1)	2.08	2.00	2.05
Under-performing assets/total assets	1.03	1.01	0.98
Allowance for loan losses/non-performing loans	103.30	94.37	103.78

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 10 non-agency mortgage-backed securities and 1 corporate security at September 30, 2010.
Loan charge-offs, net of recoveries, totaled $6.1 million for the three months ended September 30, 2010, a decrease of $6.6 million from the three months ended September 30, 2009. Net charge-offs for the nine months ended September 30, 2010 totaled $21.1 million compared to $39.0 million for the nine months ended September 30, 2009. Included in the nine months ended September 30, 2009 is $0.6 million of charge-offs associated with commercial and commercial real estate loans which were transferred to held for sale and sold during the second quarter of 2009. Annualized, net charge-offs to average loans were 0.66% and 0.76% for the three and nine months ended September 30, 2010, as compared to 1.25% and 1.17% for the three and nine months ended September 30, 2009.
Under-performing assets totaled $77.1 million at September 30, 2010, a decrease of $3.5 million compared to $80.6 million at September 30, 2009, and a decrease of $1.6 million compared to $78.7 million at December 31, 2009. As a percent of total loans and foreclosed properties, under-performing assets at September 30, 2010, were 2.08%, an increase from the September 30, 2009 ratio of 2.00% and an increase from the December 31, 2009 ratio of 2.05%. Nonaccrual loans were $69.8 million at September 30, 2010, compared to $73.7 million at September 30, 2009, and $67.0 million at December 31, 2009.
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

Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. All of our troubled debt restructurings were included with nonaccrual loans at September 30, 2010 and consisted of $4.0 million of commercial loans and $0.2 million of commercial real estate loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2009 and consisted of $7.6 million of commercial loans and $2.4 million of commercial real estate loans.
In addition, the Company modified one loan during the fourth quarter of 2009 that was not considered a troubled debt restructuring. The loan had a balance of $3.1 million at December 31, 2009. The loan modification was in the commercial loan portfolio and resulted in an insignificant delay in payments, which was considered along with other factors. The loan was paid in full in the third quarter of 2010.
Management will continue its efforts to reduce the level of under-performing loans and will also consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $393.9 million at September 30, 2010, a decrease of $50.0 million from September 30, 2009, and a decrease of $27.8 million from December 31, 2009. Other classified assets include $148.0 million, $174.6 million and $161.2 million of investment securities that fell below investment grade rating at September 30, 2010, September 30, 2009 and December 31, 2009, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2010, the allowance for loan losses was $72.1 million, an increase of $2.5 million compared to $69.6 million at September 30, 2009, and an increase of $2.6 million compared to $69.5 million at December 31, 2009. The primary reasons for the increase in the allowance from September 30, 2009 to September 30, 2010 were an increase of approximately $0.6 million in general allocation related to credit deterioration primarily in the commercial loan portfolio combined with an increase in specific loan allocations of $1.9 million in the commercial portfolio. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.95% at September 30, 2010, compared to 1.72% at September 30, 2009, and 1.81% at December 31, 2009. The provision for loan losses for the three months ended September 30, 2010, was $6.4 million compared to $12.2 million for the three months ended September 30, 2009. The provision for the nine months ended September 30, 2010 was $23.7 million compared to $41.5 million for the nine months ended September 30, 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs combined with a decrease in nonaccrual loans at September 30, 2010 compared to September 30, 2009.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. In accordance with generally accepted accounting principles, the $3.9 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $5.5 million at December 31, 2009. The decrease from December 31, 2009 is primarily the result of reduced line utilization estimates due to current economic conditions.

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

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to September 30, 2010 and 2009 results are as follows:
Net Interest Income — 12 Month Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

9/30/2010	N/A	N/A	N/A	-0.31%	-0.98%	-1.38%
9/30/2009	N/A	N/A	N/A	2.78%	3.79%	4.04%
Net Interest Income — 24 Month Cumulative Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

9/30/2010	N/A	N/A	N/A	1.23%	1.63%	2.38%
9/30/2009	N/A	N/A	N/A	5.16%	6.43%	6.67%
Economic Value of Equity Policies

Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

9/30/2010	N/A	N/A	N/A	-1.82%	-8.70%	-11.60%
9/30/2009	N/A	N/A	N/A	-1.58%	-6.60%	-10.71%
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
At September 30, 2010, modeling indicated Old National was within the green zone policy limit for the 12-month Net Interest Income at Risk values for Up 100, Up 200 and Up 300 scenarios, which is considered normal and acceptable for Net Interest Income at Risk. Negative results for the 12-month Net Interest Income at Risk indicate that net interest income decreases relative to net interest income modeled using interest rates as of September 30, 2010. Results for the cumulative 24-month Net Interest Income at Risk were positive for Up 100, Up 200 and Up 300 scenarios. This indicates that net interest income increases relative to net interest income modeled using interest rates as of September 30, 2010. Positive increases to Net Interest Income at Risk in our scenarios are not applicable to policy limits.

At September 30, 2010, modeling indicated that Old National was within the green zone policy limit for the Up 100, Up 200, and Up 300 Economic Value of Equity Scenarios, which is considered normal and acceptable for Economic Value of Equity scenarios. Old National’s Economic Value of Equity (“EVE”) scenarios indicated more negative changes to economic value in rising interest rate scenarios at September 30, 2010 compared to September 30, 2009. These changes in EVE modeling results were primarily driven by a mix change in our interest earning assets. The loan portfolio as a percent of interest earning assets decreased and the investment portfolio as a percent of interest earning assets increased at September 30, 2010 in comparison to September 30, 2009.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on a 24-month forward curve. The forward curve represents the market’s expectations of future interest rates. As of September 30, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for the scenario resulted in a 1.63% increase in net interest income over an unchanged interest rate curve. In addition, Old National models a ramp scenario where current interest rates are increased 25 basis points each quarter over a 12 month timeframe. As of September 30, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for this scenario resulted in a 0.56% decrease in net interest income over an unchanged interest rate curve.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $8.3 million at September 30, 2010, compared to an estimated fair value gain of $0.4 million at December 31, 2009. In addition, the notional amount of derivatives decreased by $190.9 million from 2009. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 12, 2010
•	Dominion Bond Rating Services has issued a stable outlook as of August 18, 2010
•	Moody’s Investor Service changed outlook to negative as of October 13, 2008

The senior debt ratings of Old National and Old National Bank at September 30, 2010, are shown in the following table.
SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term
Old National Bancorp	A2	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A1	P-1	BBB+	F2	A (low)	R-1 (low)

N/A =	not applicable
As of September 30, 2010, Old National Bank had the capacity to borrow $749.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company obtains funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At September 30, 2010, the Parent Company’s other borrowings outstanding decreased to $107.3 million as compared to $157.3 million at December 31, 2009. In the second quarter of 2010, $50.0 million of Parent Company debt matured.
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
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.085 billion and standby letters of credit of $84.9 million at September 30, 2010. At September 30, 2010, approximately $1.038 billion of the loan commitments had fixed rates and $47 million had floating rates, with the fixed rates ranging from 0% to 13.25%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.3 million at September 30, 2010.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at September 30, 2010:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (A)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$3,821,322	$—	$—	$—	$3,821,322
IRAs, consumer and brokered certificates of deposit	281,520	929,088	269,934	137,573	1,618,115
Short-term borrowings	367,761	—	—	—	367,761
Other borrowings	11	225,734	143,507	209,030	578,282
Operating leases	8,458	63,821	57,170	307,097	436,546

(A)	For the remaining three months of fiscal 2010.
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
Management’s analysis of probable losses in the portfolio at September 30, 2010, resulted in a range for allowance for loan losses of $7.5 million. The range is associated with general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $0.9 million and an increase of $4.0 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results. At September 30, 2010, we have positioned ourselves toward the higher end of the range based on our current view of the economy, the banking environment and perceived degree of risk.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

Total Number
of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

07/01/10 - 07/31/10	170	$11.04	170	—
08/01/10 - 08/31/10	—	—	—	—
09/01/10 - 09/30/10	—	—	—	—

Quarter-to-date 09/30/10	170	$11.04	170	—

There are no Board approved repurchase plans or programs for the repurchase of stock as of September 30, 2010, except for those associated with employee share-based incentive programs. In the first nine months of 2010, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.
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

2.2
Agreement and Plan of Merger dated as of October 5, 2010 by and among Old National Bancorp and Monroe Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description
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

10.47	Employment Agreement between Old National and Allen R. Mounts (incorporated by reference to Exhibit 10.47 of Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).*

10.48
Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

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

101
The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

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

Date: November 5, 2010