Form 10-K
period 2010-12-31
OLD NATIONAL BANCORP /IN/
filed 2011-02-25
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2010, was $871,266,571 (based on the closing price on that date of $10.36). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2010, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares outstanding of the Registrant’s common stock, as of January 31, 2011, was 94,760,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP
2010 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP
2010 ANNUAL REPORT ON FORM 10-K
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
GENERAL
Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through our non-bank affiliates, we provide services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2010, we employed 2,491 full-time equivalent associates.
COMPANY PROFILE
Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. We provide financial services primarily in Indiana, eastern and southeastern Illinois, and central and western Kentucky.
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
As of December 31, 2010, Old National Bank operated 161 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.
Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit and lease financing. Residential real estate loans are either kept in our loan portfolio or sold servicing released to secondary investors, with gains or losses from the sales being recognized.

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
Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21 to the consolidated financial statements.
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
Subsequent to year-end, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky.
Old National Deposit Market Share and Number of Branch Locations
Deposits as of June 30, 2010

	Number of	Deposit Market
Market Location	Branches	Share Rank
Central City, Kentucky	4	1st
Danville, Illinois	3	1st
Harrisburg, Illinois	1	2nd
Evansville, Indiana	20	2nd
Terre Haute, Indiana	6	2nd
Jasper, Indiana	6	2nd
Carbondale, Illinois	4	2nd
Vincennes, Indiana	4	2nd
Washington, Indiana	3	2nd
Muncie, Indiana	6	3rd

Source:	FDIC
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
Subsequent to year end, we acquired Monroe Bancorp in an all stock transaction. Monroe Bancorp is headquartered in Bloomington, Indiana and has 15 banking centers. Pursuant to the merger agreement, the shareholders of Monroe Bancorp received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million. On January 1, 2011, unaudited financial statements of Monroe Bancorp showed assets of $808.1 million, which included $509.6 million of loans, $166.4 million of securities and $711.5 million of deposits. The acquisition strengthens our deposit market share in the Bloomington, Indiana market and should improve our deposit market share rank to first place in 2011.
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
SUPERVISION AND REGULATION
Old National is subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders and creditors.

Significant elements of the laws and regulations applicable to Old National and its subsidiaries are described below. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Old National and its subsidiaries could have a material effect on the business of the company.
The Dodd-Frank Act
On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as Old National Bank, from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require Old National to deduct, over three years beginning January 1, 2013, all trust preferred securities from Old National’s Tier 1 capital.

•	Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as Old National Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Require financial holding companies to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management. Old National already has a risk committee which meets this requirement.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•	Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction accounts as well as other accounts.

•	Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Old National and Old National Bank could require Old National and Old National Bank to seek other sources of capital in the future.

Other Regulatory Agencies and Requirements
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
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, met all risk-based capital requirements of the FDIC and OCC as of December 31, 2010. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2010, see Note 19 to the consolidated financial statements.

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
EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits.
Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TAGP was extended through December 31, 2010.
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
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.
Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the deposit insurance fund of the FDIC, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.
Old National’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old national offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, or a combination of these or other factors.
Overall, during 2010 the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of Old National’s loans, results of operations and financial condition.
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
Credit quality issues may continue to broaden in these sectors during 2011 depending on the severity and duration of the declining economy and current credit cycle.
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
Old National relies upon a variety of computing platforms and networks over the internet for the purposes of data processing, communication and information exchange. Despite the safeguards instituted by Old National, such systems are susceptible to a breach of security. In addition, Old National relies on the services of a variety of third- party vendors to meet Old National’s data processing and communication needs. The occurrence of any failures, interruptions or security breaches of Old National’s information systems or our vendors information systems could damage our reputation, result in a loss of customer business, and expose us to civil litigation and possible financial loss. Such costs and/or losses could materially affect Old National’s earnings.

Fiduciary Activity Risk Factor
Old National Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility
From time to time, customers make claims and take legal action pertaining to Old National’s performance of its fiduciary responsibilities. If such claims and legal actions are not resolved in a manner favorable to Old National they may result in significant financial liability and/or adversely affect the market perception of Old National and its products and services as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on the Old National’s business, which, in turn, could have a material adverse effect on the Old National’s financial condition and results of operations.
Risks Related to the Banking Industry
Old National operates in a highly regulated environment, and changes in laws and regulations to which Old National is subject may adversely affect Old National’s results of operations.
Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by the Office of Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business — Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. In addition, regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing institutions, could have a material impact on Old National and its operations.
Changes in economic or political conditions could adversely affect Old National’s earnings, as Old National’s borrowers’ ability to repay loans and the value of the collateral securing Old National’s loans decline.
Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, the Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas which include Indiana, Kentucky and Illinois could have an adverse impact on Old National’s earnings.

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
General market price declines or market volatility in the future could adversely affect the price of Old National’s common stock. In addition, the following factors may cause the market price for shares of Old National’s common stock to fluctuate:
•	announcements of developments related to Old National’s business;

•	fluctuations in Old National’s results of operations;

•	sales or purchases of substantial amounts of Old National’s securities in the marketplace;

•	general conditions in Old National’s banking niche or the worldwide economy;

•	a shortfall or excess in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	Old National’s announcement of new acquisitions or other projects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2010, Old National and its affiliates operated a total of 161 banking centers, loan production or other financial services offices, primarily in the states of Indiana, Illinois and Kentucky. Of these facilities, 4 were owned.
The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, we lease 157 financial centers from unaffiliated third parties. The terms of these leases range from five to twenty-four years. See Note 17 to the consolidated financial statements.

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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper). On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010, which was granted in part and denied in part on

August 6, 2010. The Court has calendared a trial date of February 13, 2012. In addition, the Court has ordered mediation that was rescheduled for March of 2011. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.
In November 2010, Old National was named in a class action lawsuit, much like many other banks, challenging Old National Bank’s checking account practices. The plaintiff seeks damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NYSE, share volume and dividend data for 2010 and 2009:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2010
First Quarter	$12.63	$11.01	40,933,700	$0.07
Second Quarter	13.92	10.36	37,445,200	0.07
Third Quarter	11.05	9.16	36,704,800	0.07
Fourth Quarter	11.94	9.35	37,829,000	0.07
2009
First Quarter	$18.11	$8.97	52,994,300	$0.23
Second Quarter	15.15	9.82	41,854,300	0.07
Third Quarter	12.66	9.08	46,979,700	0.07
Fourth Quarter	12.58	9.85	57,355,000	0.07
There were 24,233 shareholders of record as of December 31, 2010. Old National declared cash dividends of $0.28 per share during the year ended December 31, 2010. Old National declared cash dividends of $0.44 per share during the year ended December 31, 2009. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 19 to the consolidated financial statements for additional information.
Old National repurchased no equity securities during the fourth quarter of 2010. During the twelve months ended December 31, 2010, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market. There were no Board approved repurchase plans or programs for the repurchase of stock as of December 31, 2010, except for those associated with employee share-based incentive programs.
Subsequent to year-end, the Board of Directors approved the repurchase of up to 2.25 million shares of common stock over a twelve month period that runs through January 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION
The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2010.
2008 EQUITY COMPENSATION PLAN

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plan
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,647,047	$20.37	1,282,523

Equity compensation plans not approved by security holders	—	—	—

Total	6,647,047	$20.37	1,282,523

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.
The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2005, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2010	2009	2008	2007	2006
Operating Results
Net interest income	$218,416	$231,399	$243,325	$219,191	$212,717
Conversion to fully taxable equivalent (1)	13,482	20,831	19,326	17,160	19,526

Net interest income — tax equivalent basis	231,898	252,230	262,651	236,351	232,243
Provision for loan losses	30,781	63,280	51,464	4,118	7,000
Noninterest income	170,150	163,460	166,969	155,138	153,920
Noninterest expense	314,305	338,956	297,229	277,998	264,690
Net income available to common shareholders	38,214	9,845	62,180	74,890	79,373
Common Share Data (2)
Weighted average diluted shares	86,928	71,367	65,776	65,750	66,261
Net income (diluted)	$0.44	$0.14	$0.95	$1.14	$1.20
Cash dividends (3)	0.28	0.44	0.69	1.11	0.84
Common dividend payout ratio (4)	63.75	308.59	73.51	97.38	70.02
Book value at year-end	10.08	9.68	9.56	9.86	9.66
Stock price at year-end	11.89	12.43	18.16	14.96	18.92
Balance Sheet Data (at December 31)
Loans (5)	$3,747,270	$3,908,276	$4,777,514	$4,699,356	$4,716,637
Total assets	7,263,892	8,005,335	7,873,890	7,846,126	8,149,515
Deposits	5,462,925	5,903,488	5,422,287	5,663,383	6,321,494
Other borrowings	421,911	699,059	834,867	656,722	747,545
Shareholders’ equity	878,805	843,826	730,865	652,881	642,369
Performance Ratios
Return on average assets (ROA)	0.50%	0.17%	0.82%	0.94%	0.97%
Return on average common shareholders’ equity (ROE)	4.40	1.41	9.49	11.67	12.43
Average equity to average assets	11.46	9.06	8.67	8.04	7.81
Net interest margin (6)	3.40	3.50	3.82	3.28	3.15
Efficiency ratio (7)	78.18	81.54	69.18	71.01	68.54
Asset Quality (8)
Net charge-offs to average loans	0.75%	1.40%	0.87%	0.44%	0.38%
Allowance for loan losses to ending loans	1.93	1.81	1.41	1.20	1.44
Allowance for loan losses	$72,309	$69,548	$67,087	$56,463	$67,790
Underperforming assets (9)	77,108	78,666	69,883	45,203	47,024
Other Data
Full-time equivalent employees	2,491	2,812	2,507	2,494	2,568
Branches and financial centers	161	172	117	115	120

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.

(3)	2007 includes cash dividends of $.88 paid in 2007 and cash dividends of $.23 declared for the first quarter of 2008.

(4)	Cash dividends divided by income available to common stockholders.

(5)	Includes residential loans and finance leases held for sale.

(6)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

(7)	Defined as noninterest expense divided by revenue (net interest income on a tax equivalent basis plus noninterest income).

(8)	Excludes residential loans and finance leases held for sale.

(9)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2010, 2009 and 2008, and financial condition as of December 31, 2010 and 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.
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
CORPORATE DEVELOPMENTS IN FISCAL 2010
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have begun to improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.
Overall, during 2010, the business environment has been adverse for many households and businesses in our footprint. While economic conditions in the State of Indiana, and the U.S. in general, have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.
Net income for 2010 was $38.2 million, an increase of $24.5 million from 2009. Diluted earnings per share available to common shareholders were $0.44 per share, an increase of $0.30 per share from 2009.

Improvement in 2010 net income was primarily due to the following:
•	The provision for credit losses declined $32.5 million due to lower net charge-offs; and

•	Actions taken by management to reduce non-interest expense including an 11.4% reduction in full time equivalent employees (“FTE”) and other cost containment efforts.
Other significant actions taken during 2010 include:
•	Old National launched two new initiatives designed to increase the speed and simplicity with which certain loan requests can be processed. The process improvements do not represent a willingness to increase risk, but instead, a better coordination of associates and process flow resulting in shared information that reduces decision making time. The result has been to better serve our customers while cutting unnecessary time and cost out of the process.

•	Old National announced the acquisition of Monroe Bancorp based out of Bloomington, Indiana during the third quarter of 2010. This acquisition will add 15 financial centers and increase our presence in central and south central Indiana.

•	During 2010, we continued to reduce long-term debt, a more expensive source of funding, as a $50.0 million senior unsecured note matured and we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In addition, we redeemed $100.0 million of 8.0% trust preferred securities on December 15, 2010.
BUSINESS OUTLOOK
We believe we will see slow improvement in 2011, but do not anticipate that we will see any improvement in loan demand until unemployment levels improve and there is sustained confidence in the economic recovery.
In addition, it is uncertain how the Dodd-Frank Act and other regulatory measures might impact the Company. We do believe that the Dodd-Frank Act’s repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011, will impact Old National. Although the ultimate impact of this legislation on the Corporation has not yet been determined, we expect interest costs associated with demand deposits to increase.
Our balance sheet has historically been asset sensitive, meaning that earning assets generally re-price more quickly than interest-bearing liabilities. Therefore, our net interest margin is likely to increase in sustained periods of rising interest rates and decrease in sustained periods of declining interest rates.
Our capital levels remain solid and we believe we are well-positioned to take advantage of any market disruptions in our footprint. Management will continue to focus on the expense base and process improvement. We believe these actions should help Old National emerge from this extended negative credit cycle as a more efficient and profitable core banking franchise.

RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the years ended December 31, 2010, 2009, and 2008:

(dollars in thousands)	2010	2009	2008
Income Statement Summary:
Net interest income	$218,416	$231,399	$243,325
Provision for loan losses	30,781	63,280	51,464
Noninterest income	170,150	163,460	166,969
Noninterest expense	314,305	338,956	297,229
Other Data:
Return on average common equity	4.40%	1.41%	9.49%
Efficiency ratio	78.18%	81.54%	69.18%
Tier 1 leverage ratio	9.01%	9.51%	9.50%
Net charge-offs to average loans	0.75%	1.40%	0.87%
Comparison of Fiscal Years 2010 and 2009
Net Interest Income
Net interest income is the most significant component of our earnings, comprising over 57% of 2010 revenues. Net interest income and net interest margin in the following discussion are presented on a fully taxable equivalent basis, which adjusts tax-exempt interest income to an amount that would be comparable to interest subject to income taxes. Net income is unaffected by these taxable equivalent adjustments as an offsetting increase of the same amount is made in the income tax section. Net interest income includes taxable equivalent adjustments of $13.5 million for 2010 and $20.8 million for 2009.
Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. In the current market, certain wholesale funding sources cost less than certain client deposits; however, ordinarily funding from client deposits costs less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.
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

(dollars in thousands)	2010	2009	2008
Net interest income	$218,416	$231,399	$243,325
Conversion to fully taxable equivalent	13,482	20,831	19,326

Net interest income — taxable equivalent basis	$231,898	$252,230	$262,651

Average earning assets	6,814,607	7,207,225	6,875,710

Net interest margin	3.21%	3.21%	3.54%
Net interest margin — taxable equivalent basis	3.40%	3.50%	3.82%
Net interest income was $218.4 million in 2010, a 5.6% decrease from the $231.4 million reported in 2009. Taxable equivalent net interest income was $231.9 million in 2010, an 8.1% decrease from the $252.2 million reported in 2009. The net interest margin was 3.40% for 2010, a 10 basis point decrease compared to the 3.50% reported in 2009. The decrease in both net interest income and net interest margin is primarily due to the decrease in earning asset yield being greater than the decrease in the cost of funding, combined with a change in the mix of interest-earning assets and interest-bearing liabilities. Although the cost of interest-bearing liabilities declined by 35 basis points, the decrease was more than offset by the 47 basis decrease in the yield on average assets. The yield on average earning assets decreased from 5.02% to 4.55% while the cost of interest-bearing liabilities decreased from 1.82% to 1.47%. Average earning assets decreased by $392.6 million, or 5.4%. Average interest-bearing liabilities decreased $695.9 million, or 11.6%. The decrease in average earning assets consisted of a $184.9 million increase in lower yielding investment securities, a $675.6 million decrease in loans and a $98.1 million increase in money market and other interest-earning investments. The decrease in average interest-bearing liabilities consisted of a $300.2 million decrease in interest-bearing deposits, a $198.6 million decrease in short-term borrowings and a $197.1 million decrease in other borrowings. Noninterest-bearing deposits increased by $164.2 million.
Significantly affecting average earning assets during 2010 was the increase in the size of the investment portfolio combined with the increase in interest earning cash balances at the Federal Reserve and the reduction in the size of the loan portfolio. During 2010, approximately $1.362 billion of investment securities were purchased and $1.318 billion of investment securities were called by the issuers or sold. In addition, commercial and commercial real estate loans continue to be affected by weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. The $413.2 million decline in average commercial loans during 2010 was combined with a $109.6 million decrease in average commercial real estate loans and a $148.0 million decrease in average consumer loans. We sold $3.2 million of commercial and commercial real estate loans during 2010. During the third quarter of 2009, approximately $258.0 million of leases held for sale were sold. In 2009, we sold $2.6 million of commercial and commercial real estate loans. The investment portfolio, which generally has an average yield lower than the loan portfolio, was approximately 40 percent of interest earning assets at December 31, 2010.
Positively affecting margin was an increase in noninterest-bearing demand deposits combined with a decrease in time deposits. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities. During 2009, $81.0 million of high cost brokered certificates of deposit were called and $70.0 million of retail certificates of deposit were called. In the fourth quarter of 2009, we prepaid $105.0 million of FHLB advances. During 2009, a total of $130.0 million of FHLB advances were prepaid. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.
THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2010			2009			2008
(tax equivalent basis,	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Money market and other interest-earning investments (7)	$177,786	$431	0.24%	$79,701	$133	0.17%	$21,955	$746	3.40%
Investment securities: (6)
U.S. Treasury & Government-sponsored agencies (1)	2,150,562	77,208	3.59	1,979,557	89,109	4.50	1,569,779	78,185	4.98
States and political subdivisions (3)	536,295	33,181	6.19	506,709	34,072	6.72	329,386	22,745	6.91
Other securities	198,747	9,307	4.68	214,414	10,570	4.93	251,444	13,927	5.54

Total investment securities	2,885,604	119,696	4.15	2,700,680	133,751	4.95	2,150,609	114,857	5.34

Loans: (2)
Commercial (3) (4)	1,271,515	56,153	4.42	1,684,693	75,629	4.49	1,779,445	104,617	5.88
Commercial real estate	1,007,636	44,992	4.47	1,117,285	51,652	4.62	1,205,087	74,960	6.22
Residential real estate (5)	464,676	26,209	5.64	469,446	26,422	5.63	528,049	30,989	5.87
Consumer, net of unearned income	1,007,390	62,849	6.24	1,155,420	73,921	6.40	1,190,565	85,679	7.20

Total loans (4) (5)	3,751,217	190,203	5.07	4,426,844	227,624	5.14	4,703,146	296,245	6.30

Total earning assets	6,814,607	$310,330	4.55%	7,207,225	$361,508	5.02%	6,875,710	$411,848	5.99%

Less: Allowance for loan losses	(73,868)			(70,098)			(61,981)
Non-Earning Assets
Cash and due from banks	124,565			127,697			155,868
Other assets	721,142			724,969			648,225

Total assets	$7,586,446			$7,989,793			$7,617,822

Interest-Bearing Liabilities
NOW deposits	$1,221,352	$411	0.03%	$1,250,745	$473	0.04%	$1,249,482	$6,355	0.51%
Savings deposits	1,043,289	3,134	0.30	937,642	3,585	0.38	886,351	12,919	1.46
Money market deposits	361,166	357	0.10	436,507	441	0.10	487,514	5,456	1.12
Time deposits	1,753,561	44,706	2.55	2,054,740	63,129	3.07	1,867,103	70,723	3.79

Total interest-bearing deposits	4,379,368	48,608	1.11	4,679,634	67,628	1.45	4,490,450	95,453	2.13
Short-term borrowings	328,535	662	0.20	527,147	1,410	0.27	616,935	10,902	1.77
Other borrowings	615,006	29,162	4.74	812,062	40,240	4.96	810,052	42,842	5.29

Total interest-bearing liabilities	5,322,909	$78,432	1.47%	6,018,843	$109,278	1.82%	5,917,437	$149,197	2.52%

Noninterest-Bearing Liabilities
Demand deposits	1,182,653			1,018,405			834,981
Other liabilities	211,651			228,646			205,235
Shareholders’ equity	869,233			723,899			660,169

Total liabilities and shareholders’ equity	$7,586,446			$7,989,793			$7,617,822

Interest Margin Recap
Interest income/average earning assets		$310,330	4.55%		$361,508	5.02%		$411,848	5.99%
Interest expense/average earning assets		78,432	1.15		109,278	1.52		149,197	2.17

Net interest income and margin		$231,898	3.40%		$252,230	3.50%		$262,651	3.82%

(1)	Includes U.S. Government-sponsored entities, agency mortgage-backed securities and $126.8 million of non-agency mortgage-backed securities at December 31, 2010.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $8.5 million and $5.0 million, respectively, in 2010; $11.2 million and $9.6 million, respectively, in 2009; and $7.7 million and $11.6 million, respectively, in 2008; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

(4)	Includes finance leases held for sale.

(5)	Includes residential loans held for sale.

(6)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(7)	The 2010 and 2009 average balances include $152.3 million and $41.2 million, respectively, of required and excess balances held at the Federal Reserve.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.
NET INTEREST INCOME — RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	2010 vs. 2009			2009 vs. 2008
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$298	$200	$98	$(613)	$1,030	$(1,643)
Investment securities (1)	(14,055)	8,415	(22,470)	18,894	28,310	(9,416)
Loans (1)	(37,421)	(34,499)	(2,922)	(68,621)	(15,806)	(52,815)

Total interest income	(51,178)	(25,884)	(25,294)	(50,340)	13,534	(63,874)

Interest Expense
NOW deposits	(62)	(11)	(51)	(5,882)	4	(5,886)
Savings deposits	(451)	360	(811)	(9,334)	472	(9,806)
Money market deposits	(84)	(76)	(8)	(5,015)	(311)	(4,704)
Time deposits	(18,423)	(8,466)	(9,957)	(7,594)	6,436	(14,030)
Short-term borrowings	(748)	(466)	(282)	(9,492)	(914)	(8,578)
Other borrowings	(11,078)	(9,432)	(1,646)	(2,602)	103	(2,705)

Total interest expense	(30,846)	(18,091)	(12,755)	(39,919)	5,790	(45,709)

Net interest income	$(20,332)	$(7,793)	$(12,539)	$(10,421)	$7,744	$(18,165)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $8.5 million and $5.0 million, respectively, in 2010; $11.2 million and $9.6 million, respectively, in 2009; and $7.7 million and $11.6 million, respectively, in 2008; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
Provision for Loan Losses
The provision for loan losses was $30.8 million in 2010, a $32.5 million decrease from the $63.3 million recorded in 2009. The lower provision in 2010 is primarily attributable to the decrease in net charge-offs. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has remained relatively constant as a percentage of total revenue at 42.3% in 2010 compared to 39.3% in 2009.
Noninterest income for 2010 was $170.2 million, an increase of $6.7 million, or 4.1% compared to $163.5 million reported for 2009. Net securities gains were $13.2 million during 2010 compared to $2.5 million for 2009. Included in 2010 is $17.1 million of security gains partially offset by $3.9 million of other-than-temporary-impairment on three pooled trust preferred securities and ten non-agency mortgage-backed securities. Included in 2009 is $27.3 million of security gains partially offset by $24.8 million of other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. Sales of securities increased during 2009 and continued into 2010 as we adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from securities sales were used to reduce wholesale funding. Also affecting noninterest income in 2010 is a $5.2 million decrease in service charges on deposit accounts, a $4.0 million decrease in mortgage banking revenue and a $1.4 million decrease in insurance premiums and commissions. Partially offsetting these decreases were a $2.5 million increase in ATM and debit card fees, a $1.7 million increase in revenue from company-owned life insurance and a $0.8 million increase in gains on derivatives.

Service charges and overdraft fees on deposit accounts decreased by $5.2 million to $50.0 million in 2010 as compared to $55.2 million in 2009. The decrease in revenue is primarily attributable to a decrease in fee income for overdrafts and returned items. Service charges and overdraft fees were negatively impacted by new regulatory requirements in the third quarter of 2010. The negative impact was partially mitigated with adjustments to our product pricing structure late in the third quarter of 2010.
Debit card and ATM fees increased by $2.5 million to $23.0 million in 2010 as compared to $20.5 million in 2009. The increase in debit card usage is primarily attributable to the Citizens Financial branch acquisition and an increase in transaction activity.
Mortgage banking revenue was $2.2 million in 2010, a decrease of $4.0 million as compared to $6.2 million in 2009. Mortgage fee revenue declined as a result of our decision to retain more mortgage production and sell less to the secondary market.
Insurance premiums and commissions decreased $1.4 million to $36.5 million in 2010 as compared to $37.9 million in 2009, primarily as a result of a decrease in contingency income.
Revenue from company-owned life insurance was $4.1 million in 2010 compared to $2.4 million in 2009. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues from company-owned life insurance in 2009 and while revenues slowly improved in 2010 and should continue to improve in future years, we anticipate revenue will remain below 2008 levels in future years.
Fluctuations in the value of our derivatives resulted in gains on derivatives of $1.5 million in 2010 as compared to gains on derivatives of $0.7 million in 2009.
Other income increased $0.6 million in 2010 as compared to 2009. Included in 2010 is a $0.9 million decrease in gain on sale of other real estate owned. Included in 2009 is a $1.4 million loss from the sale of approximately $258.0 million of leases held for sale, net of transaction fees.
The following table presents changes in the components of noninterest income for the years ended December 31.
NONINTEREST INCOME

				% Change From
				Prior Year
(dollars in thousands)	2010	2009	2008	2010	2009
Wealth management fees	$16,120	$15,963	$17,361	1.0%	(8.1)%
Service charges on deposit accounts	50,018	55,196	45,175	(9.4)	22.2
ATM fees	22,967	20,472	17,234	12.2	18.8
Mortgage banking revenue	2,230	6,238	5,100	(64.3)	22.3
Insurance premiums and commissions	36,463	37,851	39,153	(3.7)	(3.3)
Investment product fees	9,192	8,515	9,493	8.0	(10.3)
Company-owned life insurance	4,052	2,355	9,181	72.1	(74.3)
Other income	7,967	7,394	11,534	7.7	(35.9)

Total fee and service charge income	149,009	153,984	154,231	(3.2)	(0.2)
Net securities gains	17,124	27,251	7,562	(37.2)	N/M
Impairment on available-for-sale securities	(3,927)	(24,795)	—	(84.2)	N/M
Gain (loss) on derivatives	1,492	719	(1,144)	107.6	N/M
Gain on sale leasebacks	6,452	6,301	6,320	2.4	(0.3)

Total noninterest income	$170,150	$163,460	$166,969	4.1%	(2.1)%

Noninterest income to total revenue (1)	42.3%	39.3%	38.9%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $13.5 million in 2010, $20.8 million in 2009 and $19.3 million in 2008.

N/M = Not meaningful

Noninterest Expense
Noninterest expense for 2010 totaled $314.3 million, a decrease of $24.7 million, or 7.3% from the $339.0 million recorded in 2009. Decreases in salaries and benefits expense, marketing expense, FDIC assessment expense and other noninterest expense were the primary reason for the decrease in noninterest expense.
Salaries and benefits, the largest component of noninterest expense, totaled $170.6 million in 2010, compared to $181.4 million in 2009, a decrease of $10.8 million, or 5.9%. The decrease in salaries and benefits expense is primarily a result of an 11.4% decline in full time equivalent employees, a $2.6 million decrease in performance-based incentive compensation expense and a $3.0 million decrease in profit sharing expense. Partially offsetting these decreases was approximately $1.7 million of severance expense related to full time equivalent employee reductions. Included in 2010 is a full year of expense associated with the acquisition of the retail branch banking network of Citizens Financial Group, which occurred in the first quarter of 2009.
Marketing expense decreased $3.9 million in 2010 primarily as a result of decreases in advertising expense, public relations expense and sales promotion expense due to our cost containment efforts.
Professional fees decreased $1.2 million for 2010 as compared to 2009. The decrease is primarily attributable to legal and management consultant fees associated with the acquisition of the Citizen Financial branch network in the first quarter of 2009 and cost containment efforts.
Supplies expense decreased $1.4 million, or 31.6%, in 2010 primarily as a result of expense associated with the acquisition of the retail branch banking network of Citizen Financial Group.
The $2.2 million increase in loss on extinguishment of debt is primarily due to the call of our $100 million 8% trust preferred security in December 2010.
FDIC assessment expense totaled $8.4 million in 2010, compared to $12.4 million for 2009. The decrease is primarily due to the special assessment that the FDIC implemented during the second quarter of 2009, which resulted in approximately $4.0 million of additional expense. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of December 31, 2010, our prepaid assessment was $23.4 million and will be expensed over the next two years as the actual FDIC assessments are determined.
Other noninterest expense totaled $13.9 million for 2010 compared to $18.2 million for 2009, a decrease of $4.3 million, or 23.8%. The provision for unfunded commitments decreased $3.7 million for 2010 as compared to 2009. Included in 2009 is approximately $1.1 million of conversion expenses related to the acquisition of the retail branch banking network of Citizens Financial Group.

The following table presents changes in the components of noninterest expense for the years ended December 31.
NONINTEREST EXPENSE

				% Change From
				Prior Year
(dollars in thousands)	2010	2009	2008	2010	2009
Salaries and employee benefits	$170,601	$181,368	$167,764	(5.9)%	8.1%
Occupancy	46,410	47,064	39,668	(1.4)	18.6
Equipment	10,641	10,440	9,464	1.9	10.3
Marketing	5,720	9,578	9,554	(40.3)	0.3
Data processing	21,409	20,700	19,021	3.4	8.8
Communications	9,803	10,922	9,267	(10.2)	17.9
Professional fees	8,253	9,491	7,187	(13.0)	32.0
Loan expense	3,936	4,335	6,619	(9.2)	(34.5)
Supplies	2,935	4,294	3,283	(31.6)	30.8
Loss on extinguishment of debt	6,107	3,941	—	55.0	N/M
Fraud loss	124	184	6,406	(32.4)	(97.1)
FDIC assessment	8,370	12,447	1,513	(32.8)	N/M
Amortization of intangibles	6,130	5,988	3,659	2.4	63.7
Other expense	13,866	18,204	13,824	(23.8)	31.7

Total noninterest expense	$314,305	$338,956	$297,229	(7.3)%	14.0%

N/M = Not meaningful
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate varied significantly from 2008 to 2010 due to large fluctuations in pre-tax income while the majority of other items affecting the rate, in particular tax-exempt income, remained relatively stable. The increase in our state tax benefit in 2009 directly correlated to the declines in pre-tax income. See Note 10 to the consolidated financial statements for additional details on Old National’s income tax provision.
Comparison of Fiscal Years 2009 and 2008
In 2009, we generated net income available to common stockholders of $9.8 million and diluted net income per share of $0.14 compared to $62.2 million and $0.95, respectively in 2008. The 2009 earnings included an $11.9 million decrease in net interest income, an $11.8 million increase in the provision for loan losses, a $5.1 million decrease in net securities gains and a $41.7 million increase in noninterest expense. Offsetting these decreases to net income in 2009 was a $20.2 million decrease in income tax expense.
Taxable equivalent net interest income was $252.2 million in 2009, a 4.0% decrease from the $262.7 million reported in 2008. The net interest margin was 3.50% for 2009, a 32 basis point decrease compared to 3.82% reported for 2008. Although average earning assets increased by $331.5 million during 2009, the yield on average earning assets decreased 97 basis points from 5.99% to 5.02%. Average interest-bearing liabilities increased $101.4 million and the cost of interest-bearing liabilities decreased from 2.52% to 1.82%.
The provision for loan losses was $63.3 million in 2009, an $11.8 million increase from the $51.5 million recorded in 2008. The higher provision in 2009 was primarily attributable to the increase in net charge-offs. During the fourth quarter of 2009 we recorded a charge-off of $12.0 million for one non-real estate commercial loan.

Noninterest income for 2009 was $163.5 million, a decrease of $3.5 million, or 2.1% from the $167.0 million reported for 2008. Net securities gains were $2.5 million during 2009 compared to $7.6 million for 2008. Included in 2009 is $27.3 million of security gains partially offset by $24.8 million of other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. Sales of securities increased during 2009 as we adjusted the composition of the investment portfolio to reduce the effective duration of the portfolio during the second half of 2009 and reduce our holdings of tax-exempt securities. Also affecting noninterest income in 2009 was a $10.0 million increase in service charges on deposit accounts, a $3.3 million increase in ATM and debit card fees and a $1.9 million increase in gains on derivatives. Partially offsetting these increases were a $6.8 million decrease in revenue from company-owned life insurance, a $1.4 million decrease in wealth management fees and a $1.4 million decrease in other income.
Noninterest expense for 2009 totaled $339.0 million, an increase of $41.7 million, or 14.0% from the $297.2 million recorded in 2008. The increased expenses in 2009 relate primarily to costs associated with the 65 Citizens Financial branches acquired in March 2009, as well as an increase in FDIC insurance expense. Included in 2008 was a $6.3 million fraud loss expense.
The provision for income taxes on continuing operations was a benefit of $21.1 million in 2009 compared to a benefit of $0.9 million in 2008. Old National’s effective tax rate was 286.2% in 2009 compared to (1.4)% in 2008. The effective tax rate varied significantly from 2008 to 2009 due to large fluctuations in pre-tax income while the other items affecting the rate, in particular tax-exempt income, remained relatively stable.
BUSINESS LINE RESULTS
We operate in two operating segments: community banking and treasury. The following table summarizes our business line results for the years ended December 31.
BUSINESS LINE RESULTS

(dollars in thousands)	2010	2009	2008
Community banking	$73,108	$48,003	$64,894
Treasury	(26,310)	(50,072)	(2,357)
Other	(3,318)	(5,308)	(936)

Income (loss) before income taxes	$43,480	$(7,377)	$61,601

The 2010 community banking segment profit increased $25.1 million from 2009 levels, primarily as a result of a decrease in provision for loan loss expense and lower FDIC assessment expense. The 2009 community banking segment profit decreased $16.9 million from 2008, primarily as a result of an increase in provision for loan loss expense, higher FDIC assessment expense and costs associated with our acquisition of the 65 branches from Citizens Financial Group in the first quarter of 2009.
The 2010 treasury segment profit increased $23.8 million from 2009 primarily as a result of the $20.9 million decrease in other-than-temporary-impairment in 2010. In 2010, $3.9 million of other-than-temporary impairment was recorded on three pooled trust preferred securities and ten non-agency mortgage-backed securities. The 2009 treasury segment profit decreased $47.7 million from 2008 primarily as a result of $24.8 million of other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. The treasury segment also absorbed part of the increase in the FDIC assessment expense.
The 2010 “other” segment profit increased approximately $2.0 million from 2009 primarily as a result of lower expenses in the insurance agency area. The 2009 “other” segment profit decreased approximately $4.4 million from 2008 primarily as a result of lower wealth management revenue and insurance premiums and commissions.
FINANCIAL CONDITION
Overview
At December 31, 2010, our total assets were $7.264 billion, a 9.3% decrease from $8.005 billion at December 31, 2009. The decrease in investment security balances, interest earning cash balances and loan balances over the past twelve months has allowed us to reduce our reliance on higher cost deposits and wholesale funding. In September 2009, Old National sold $258.0 million of finance leases and raised approximately $195.7 million, net of issuance costs, from a public offering of common stock. Earning assets, comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments and interest earning accounts with the Federal Reserve, were $6.522 billion at December 31, 2010, a decrease of $657.9 million, or 9.2%, from $7.180 billion at December 31, 2009. The decrease in earnings assets is primarily a result of a decline in investment securities, interest earning balances at the Federal Reserve and loans. Year over year, time deposits and brokered certificates of deposit, which have an average interest rate higher that other types of deposits, have decreased as a percent of total funding. Also, other borrowings have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Investment Securities
We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $117.0 million of 15- and 20-year fixed-rate mortgage pass-through securities, $303.3 million of U.S. government-sponsored entity and agency securities and $217.4 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2010. During the second quarter of 2010, approximately $143.8 million of state and political subdivision securities were transferred from the available-for-sale portfolio to our held-to-maturity portfolio at fair value. During the second quarter of 2009, approximately $230.1 million of U.S. government-sponsored and agency securities were transferred from the available-for-sale portfolio to our held-to-maturity portfolio at fair value.
At December 31, 2010, the investment securities portfolio was $2.630 billion compared to $2.918 billion at December 31, 2009, a decrease of 9.9%. Investment securities represented 40.3% of earning assets at December 31, 2010, compared to 40.6% at December 31, 2009. Contributing to the decrease in investment securities was the use of cash flows from calls and maturities of securities to reduce our wholesale funding as part of management’s efforts to deleverage the balance sheet. During 2010, approximately $1.362 billion of investment securities were purchased, $481.5 million of investment securities were sold and proceeds from maturities, prepayments and calls of investment securities were $1.201 billion. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a further reduction in the investment securities portfolio. As of December 31, 2010, management does not intend to sell any securities with an unrealized loss position.
The investment securities available-for-sale portfolio had net unrealized gains of $6.4 million at December 31, 2010, compared to net unrealized losses of $13.0 million at December 31, 2009. A $3.9 million charge was recorded during 2010 related to other-than-temporary-impairment on three pooled trust preferred securities and ten non-agency mortgage-backed securities. A $24.8 million charge was recorded during 2009 related to other-than-temporary-impairment on six pooled trust preferred securities and ten non-agency mortgage-backed securities. See Note 1 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 3 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.
The investment portfolio had an effective duration of 4.23% at December 31, 2010, compared to 4.63% at December 31, 2009. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The weighted average yields on available-for-sale investment securities were 4.06% in 2010 and 4.52% in 2009. The average yields on the held-to-maturity portfolio were 3.84% in 2010 and 3.78% in 2009.
At December 31, 2010, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $212.2 million, which represented 24.1% of shareholders’ equity. At December 31, 2009, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $169.6 million, which represented 20.1% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity. In 2011 we plan to continue to allow our holdings of non-taxable municipal bonds to decrease.
Loan Portfolio
We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky.

The following table presents the composition of the loan portfolio at December 31.
LOAN PORTFOLIO AT YEAR-END

						Four-Year
(dollars in thousands)	2010	2009	2008	2007	2006	Growth Rate
Commercial	$1,211,399	$1,287,168	$1,897,966	$1,694,736	$1,629,885	(7.1)%
Commercial real estate	942,395	1,062,910	1,154,916	1,270,408	1,386,367	(9.2)
Consumer credit	924,952	1,082,017	1,210,951	1,187,764	1,198,855	(6.3)

Total loans excluding residential real estate	3,078,746	3,432,095	4,263,833	4,152,908	4,215,107	(7.6)
Residential real estate	664,705	403,391	496,526	533,448	484,896	8.2

Total loans	3,743,451	3,835,486	4,760,359	4,686,356	4,700,003	(5.5)%

Less: Allowance for loan losses	72,309	69,548	67,087	56,463	67,790

Net loans	$3,671,142	$3,765,938	$4,693,272	$4,629,893	$4,632,213

Commercial and Commercial Real Estate Loans
At December 31, 2010, commercial loans decreased $75.8 million while commercial real estate loans decreased $120.5 million, respectively, from December 31, 2009. Approximately $258.0 million of finance leases were sold in the third quarter of 2009. During 2010, we sold $3.2 million of commercial and commercial real estate loans. No write-down was recorded against the allowance for loan losses related to these sales. We sold $2.6 million of commercial and commercial real estate loans during 2009. A write-down of $0.6 million was recorded against the allowance for loan losses related to the sale. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.
DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2010

	Within	1 - 5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total
Interest rates:
Predetermined	$240,693	$204,672	$103,064	$548,429
Floating	386,259	197,847	78,864	662,970

Total	$626,952	$402,519	$181,928	$1,211,399

Consumer Loans
Consumer loans, including automobile loans, personal and home equity loans and lines of credit, and student loans, decreased $157.1 million or 14.5% at December 31, 2010, compared to December 31, 2009. Payments on existing loans have more than offset new loan production.
Residential Real Estate Loans
Residential real estate loans, primarily 1-4 family properties, were $664.7 million at December 31, 2010, an increase of $261.3 million or 64.8% from December 31, 2009. The majority of the growth in residential real estate loans came in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. We usually sell the majority of residential real estate loans originated as a strategy to better manage interest rate risk and liquidity. Typically, we sell almost all residential real estate loans servicing released without recourse. However, the majority of new loan production during 2010 was retained in our loan portfolio.

Allowance for Loan Losses
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. Additional information about our Allowance for Loan Losses is included in the “Risk Management — Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 5 to the consolidated financial statements.
At December 31, 2010, the allowance for loan losses was $72.3 million, an increase of $2.8 million compared to $69.5 million at December 31, 2009. As a percentage of total loans, the allowance increased to 1.93% at December 31, 2010, from 1.81% at December 31, 2009. During 2010, the provision for loan losses was $30.8 million, a decrease of $32.5 million from the $63.3 million recorded in 2009. The lower provision in 2010 is primarily attributable to a decrease in net charge-offs. Included in 2009 net charge-offs is a $3.1 million insurance recovery associated with the misconduct of a former loan officer in the Indianapolis market.
For commercial loans, the reserve decreased by $0.7 million at December 31, 2010, compared to December 31, 2009. The reserve as a percentage of the commercial loan portfolio increased to 2.16% at December 31, 2010, from 2.09% at December 31, 2009. For commercial real estate loans, the reserve increased by $5.5 million at December 31, 2010, compared to December 31, 2009. The reserve as a percentage of the commercial real estate loan portfolio increased to 3.47% at December 31, 2010, from 2.55% at December 31, 2009. Nonaccrual loans increased $3.9 million since December 31, 2009. Criticized and classified loans decreased $2.2 million from December 31, 2009. During 2010, other classified assets, which consist of investment securities downgraded below investment grade, decreased $55.6 million.
The reserve for residential real estate loans as a percentage of that portfolio decreased to 0.35% at December 31, 2010, from 0.42% at December 31, 2009. The reserve for consumer loans decreased to 1.20% at December 31, 2010, from 1.28% at December 31, 2009. The lower reserve percentages for these portfolios are a result of improved credit quality in these portfolios during 2010.
Allowance for Losses on Unfunded Commitments
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2010 and 2009, the allowance for losses on unfunded commitments was $3.8 million and $5.5 million, respectively.
Residential Loans Held for Sale
Residential loans held for sale were $3.8 million at December 31, 2010, compared to $17.5 million at December 31, 2009. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations, timing of loan sales to the secondary market and the percentage of residential loans being retained. The majority of new loan production during 2010 was retained in our loan portfolio, resulting in lower residential loans held for sale at December 31, 2010.
We elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. At December 31, 2010, the aggregate fair value equaled the unpaid principal balance. The aggregate fair value exceeded the unpaid principal balances by $0.3 million as of December 31, 2009.

Finance Leases Held for Sale
During 2009, $258.0 million of finance leases were sold at a price above par; however, the sale resulted in a loss of $1.4 million after transaction fees. At December 31, 2009, Old National had finance leases held for sale of $55.3 million. During 2010, management decided to transfer leases from held for sale back to the loan portfolio due to decreased levels of loan production. The leases were transferred at the lower of cost or fair value. No losses were recorded in connection with the transfer. There were no finance leases held for sale at December 31, 2010.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at December 31, 2010, totaled $194.1 million, a decrease of $6.1 million compared to $200.2 million at December 31, 2009. During 2009, we recorded $19.9 million of goodwill and other intangible assets associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which is included in the “Community Banking” column for segment reporting. We recorded $0.5 million of impairment of intangibles during the year ended December 31, 2009 due to the loss of an insurance client at one of our insurance subsidiaries. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have decreased $29.4 million, or 13.1%, since December 31, 2009 primarily as a result of decreases in our prepaid FDIC assessment and deferred tax assets. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of December 31, 2010, our prepaid assessment was $23.4 million and will be expensed over the next two years as the actual FDIC assessments are determined.
Funding
Total average funding, comprised of deposits and wholesale borrowings, was $6.506 billion at December 31, 2010, a decrease of 7.6% from $7.037 billion at December 31, 2009. Total deposits were $5.463 billion, including $3.988 billion in transaction accounts and $1.475 billion in time deposits at December 31, 2010. Total deposits decreased 7.5% or $440.6 million compared to December 31, 2009. Deposits have decreased during 2010 as higher cost certificates of deposit have declined. In 2009, we called $81.0 million of high cost brokered certificates of deposit and $70.0 million of retail certificates of deposit. Noninterest-bearing demand deposits increased 7.4% or $87.7 million compared to December 31, 2009. Savings deposits increased 11.0% or $107.2 million. NOW deposits decreased 4.2% or $56.9 million compared to December 31, 2009. Money market deposits decreased 12.1%, or $46.3 million, while time deposits decreased 26.5% or $532.3 million compared to December 31, 2009. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale borrowing as a percentage of total funding was 11.6% at December 31, 2010, compared to 14.9% at December 31, 2009. Short-term borrowings have decreased $32.9 million since December 31, 2009 while long-term borrowings have decreased $277.1 million compared to December 31, 2009. The public offering of common stock in 2009, funds received in the Citizens Financial branch acquisition and proceeds from our finance lease sale have all contributed to less reliance on wholesale funding. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities. During 2009, $130.0 million of FHLB advances were prepaid. See Notes 8 and 9 to the consolidated financial statements for additional details on our financing activities.

The following table presents changes in the average balances of all funding sources for the years ended December 31.
FUNDING SOURCES — AVERAGE BALANCES

				% Change From
				Prior Year
(dollars in thousands)	2010	2009	2008	2010	2009
Demand deposits	$1,182,653	$1,018,405	$834,981	16.1%	22.0%
NOW deposits	1,221,352	1,250,745	1,249,482	(2.4)	0.1
Savings deposits	1,043,289	937,642	886,351	11.3	5.8
Money market deposits	361,166	436,507	487,514	(17.3)	(10.5)
Time deposits	1,753,561	2,054,740	1,867,103	(14.7)	10.0

Total deposits	5,562,021	5,698,039	5,325,431	(2.4)	7.0
Short-term borrowings	328,535	527,147	616,935	(37.7)	(14.6)
Other borrowings	615,006	812,062	810,052	(24.3)	0.2

Total funding sources	$6,505,562	$7,037,248	$6,752,418	(7.6)%	4.2%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.
CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2010	$466,293	$73,376	$30,591	$121,153	$241,173
2009	653,345	128,171	54,361	168,622	302,191
2008	550,018	117,256	41,825	189,755	201,182
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities have decreased $25.8 million, or 11.3%, since December 31, 2009 primarily as a result of decreases in accrued interest, deferred gain on sale leaseback transactions and accrued pension liabilities.
Capital
Shareholders’ equity totaled $878.8 million or 12.1% of total assets at December 31, 2010, and $843.8 million or 10.5% of total assets at December 31, 2009. These balances include approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
In December 2008, we issued $100 million of Series T Preferred Stock (as defined below) and Warrants (as defined below) to the Treasury Department as part of the Capital Purchase Program (“CPP”) for healthy financial institutions. As part of the CPP, we entered into a Letter Agreement and Securities Purchase Agreement with the Treasury Department on December 12, 2008, pursuant to which Old National sold (i) 100,000 shares of Old National’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) warrants (the “Warrants”) to purchase up to 813,008 shares of Old National’s common stock at an initial per share exercise price of $18.45.
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

The Warrants had a 10-year term and were immediately exercisable upon issuance. The Warrants were repurchased by Old National on May 11, 2009, for $1.2 million. As a result of this Warrant repurchase, the Treasury Department does not own any securities of Old National.
We paid cash dividends of $0.28 per share in 2010, which decreased equity by $24.4 million. We declared cash dividends on common stock of $0.44 per share in 2009, which decreased equity by $30.4 million. We also accrued dividends on the preferred shares for the three months ended March 31, 2009, which reduced equity by $1.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.7 million in 2010 and $0.4 million in 2009. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $16.4 million in 2010 and increased equity by $33.6 million in 2009. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.7 million in 2010, compared to $3.6 million in 2009.
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At December 31, 2010, we had non-agency collateralized mortgage obligations with a market value of $126.8 million, or approximately 6.5% of the available-for-sale securities portfolio. The unrealized loss on these securities at December 31, 2010, was approximately $7.4 million.
We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During the fourth quarter of 2010 we sold two non-agency mortgage-backed securities with an amortized cost basis of approximately $38.4 million that were below investment grade. Eight of these securities were rated below investment grade as of December 31, 2010. During 2010 we experienced $4.1 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $1.1 million is included in other comprehensive income. During 2009 we experienced $39.4 million of other-than-temporary-impairment on these ten securities, of which $4.4 million was recorded as a credit loss in earnings and $35.0 million was included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2010, we had pooled trust preferred securities with a fair value of approximately $8.4 million, or 0.4% of the available-for-sale securities portfolio. During 2010, we experienced $0.9 million of other-than-temporary-impairment on three of these securities, all of which was recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at December 31, 2010, the unrealized loss on our pooled trust preferred securities was approximately $19.0 million. During 2009, six of these securities experienced $28.7 million of other-than-temporary-impairment, of which $20.4 million was recorded as a credit loss in earnings and $8.3 million was included in other comprehensive income.

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
Included in the held-to-maturity category at December 31, 2010 are approximately $117.0 million of agency mortgage-backed securities and $217.4 million of municipal securities at amortized cost.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $297.6 million at December 31, 2010.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2010, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

Summary of under-performing, criticized and classified assets:
ASSET QUALITY

(dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans
Commercial	$25,488	$24,257	$20,276	$15,654	$11,051
Commercial real estate	30,416	24,854	32,118	14,649	21,256
Residential real estate	8,719	9,621	5,474	5,996	5,686
Consumer	6,322	8,284	6,173	4,517	3,525

Total nonaccrual loans	70,945	67,016	64,041	40,816	41,518
Renegotiated loans not on nonaccrual	—	—	—	—	52
Past due loans still accruing (90 days or more):
Commercial	79	1,754	848	491	768
Commercial real estate	—	72	143	247	459
Residential real estate	—	—	—	—	127
Consumer	493	1,675	1,917	773	787

Total past due loans	572	3,501	2,908	1,511	2,141
Foreclosed properties	5,591	8,149	2,934	2,876	3,313

Total under-performing assets	$77,108	$78,666	$69,883	$45,203	$47,024

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$174,341	$157,063	$180,118	$115,121	$153,215
Other classified assets (3)	105,572	161,160	34,543	—	—
Criticized loans	84,017	103,512	124,855	103,210	119,757

Total criticized and classified assets	$363,930	$421,735	$339,516	$218,331	$272,972

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	1.90%	1.75%	1.35%	0.87%	0.88%
Under-performing assets/total loans and foreclosed properties (1)	2.06	2.05	1.47	0.96	1.00
Under-performing assets/total assets	1.06	0.98	0.89	0.58	0.58
Allowance for loan losses/ under-performing assets	93.78	88.41	96.00	124.91	144.16

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 8 non-agency mortgage-backed securities and 1 corporate security at December 31, 2010.
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
Under-performing assets totaled $77.1 million at December 31, 2010 and $78.7 million at December 31, 2009. As a percent of total loans and foreclosed properties, under-performing assets at December 31 were 2.06% for 2010 and 2.05% for 2009. The nonaccrual category of under-performing loans was $70.9 million at December 31, 2010, compared to $67.0 million at December 31, 2009. At December 31, 2010, the allowance for loan losses to under-performing assets ratio stood at 93.78% compared to 88.41% at December 31, 2009.
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

Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2010 and consisted of $3.8 million of commercial loans and $1.0 million of commercial real estate loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2009 and consisted of $7.6 million of commercial loans and $2.4 million of commercial real estate loans.
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
Classified loans, including nonaccrual, renegotiated, past due 90 days and other problem loans, were $174.3 million at December 31, 2010, an increase of $17.2 million from $157.1 million at December 31, 2009. Of this total, other problem loans, which are loans reviewed for the borrowers’ ability to comply with present repayment terms, totaled $102.8 million at December 31, 2010, compared to $86.5 million at December 31, 2009. Other classified assets include $105.6 million of investment securities that fell below investment grade rating at December 31, 2010. Criticized loans, or special mention loans, were $84.0 million at December 31, 2010, a decrease of $19.5 million from $103.5 million at December 31, 2009.
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

The activity in our allowance for loan losses is as follows:
ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2010	2009	2008	2007	2006
Balance, January 1	$69,548	$67,087	$56,463	$67,790	$78,847
Loans charged-off:
Commercial	11,967	36,682	12,402	7,835	11,745
Commercial real estate	10,196	21,886	21,991	5,855	4,738
Residential real estate	2,296	1,315	1,442	1,613	765
Consumer credit	16,848	18,156	15,385	11,635	10,696
Write-downs on loans transferred to held for sale	—	572	—	5,337	2,770

Total charge-offs	41,307	78,611	51,220	32,275	30,714

Recoveries on charged-off loans:
Commercial	5,060	4,865	2,689	4,153	3,018
Commercial real estate	2,041	7,458	2,570	1,774	4,264
Residential real estate	172	135	272	138	61
Consumer credit	6,014	5,334	4,849	5,066	5,314

Total recoveries	13,287	17,792	10,380	11,131	12,657

Net charge-offs	28,020	60,819	40,840	21,144	18,057
Provision charged to expense	30,781	63,280	51,464	4,118	7,000
Allowance of acquired bank	—	—	—	5,699	—

Balance, December 31	$72,309	$69,548	$67,087	$56,463	$67,790

Average loans for the year (1)	$3,722,861	$4,330,247	$4,695,950	$4,805,664	$4,804,241

Asset Quality Ratios:
Allowance/year-end loans (1)	1.93%	1.81%	1.41%	1.20%	1.44%
Allowance/average loans (1)	1.94	1.61	1.43	1.17	1.41
Net charge-offs/average loans (2)	0.75	1.40	0.87	0.44	0.38

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Net charge-offs include write-downs on loans transferred to held for sale.
The allowance for loan losses increased $2.8 million from $69.5 million at December 31, 2009 to $72.3 million at December 31, 2010. The primary reasons for the increase in the allowance from December 31, 2009 to December 31, 2010 were an increase of approximately $1.2 million in general allocation related to credit deterioration in the commercial portfolio combined with an increase in specific loan allocations of approximately $3.6 million in the commercial portfolio, which more than offset the $2.0 million reduction for residential loans.
Management believes that it has appropriately identified and reserved for its loan losses at December 31, 2010. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.
Interest income of approximately $4.5 million and $4.3 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2010 and 2009, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.8 million and $1.7 million in 2010 and 2009, respectively. Approximately $36.6 million of nonaccrual loans were less than thirty days delinquent at December 31, 2010. We had $4.8 million of renegotiated loans which are included in nonaccrual loans at December 31, 2010 and $10.0 million of renegotiated loans which were included in nonaccrual loans at December 31, 2009.
Charge-offs, net of recoveries, excluding write-downs on loans transferred to held for sale totaled $28.0 million in 2010 and $60.2 million in 2009. Included in 2009 net charge-offs is a $3.1 million insurance recovery associated with the misconduct of a former loan officer in the Indianapolis market. There were no industry segments representing a significant share of total net charge-offs. Additionally write-downs related to loan sales of $0.6 million in 2009 were recognized from loans transferred to held for sale. Approximately 25% of net charge-offs have been concentrated in commercial loans, 29% have been in commercial real estate loans and 39% have been in consumer loans. The allowance to average loans, which ranged from 1.17% to 1.94% for the last five years, was 1.94% at December 31, 2010.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2010		2009		2008
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$26,204	32.3%	$26,869	33.6%	$29,254	39.9%
Commercial real estate	32,654	25.2	27,138	27.7	22,362	24.2
Residential real estate	2,309	17.8	1,688	10.5	2,067	10.4
Consumer credit	11,142	24.7	13,853	28.2	13,404	25.5

Total	$72,309	100.0%	$69,548	100.0%	$67,087	100.0%

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
We use two modeling techniques to quantify the impact of changing interest rates on the Company, Net Interest Income at Risk and Economic Value of Equity. Net Interest Income at Risk is used by management and the Board of Directors to evaluate the impact of changing rates over a two-year horizon. Economic Value of Equity is used to evaluate long-term interest rate risk. These models simulate the likely behavior of our net interest income and the likely change in our economic value due to changes in interest rates under various possible interest rate scenarios. Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income and value, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand our overall sensitivity to market interest rate changes.

Old National’s Board of Directors, through its Funds Management Committee, monitors our interest rate risk. Policy guidelines, in addition to December 31, 2010 and 2009 results are as follows:
Net Interest Income — 12 Month Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

12/31/2010	NA	NA	NA	-0.28%	-0.01%	-1.37%
12/31/2009	NA	NA	NA	1.02%	1.29%	1.25%
Net Interest Income — 24 Month Cumulative Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-12.00%	-6.50%	-3.00%	-3.00%	-6.50%	-12.00%
Yellow Zone	-12.00% to -15.00%	-6.50% to -8.50%	-3.00% to -4.00%	-3.00% to -4.00%	-6.50% to -8.50%	-12.00% to -15.00%
Red Zone	-15.00%	-8.50%	-4.00%	-4.00%	-8.50%	-15.00%

12/31/2010	NA	NA	NA	0.89%	2.30%	1.42%
12/31/2009	NA	NA	NA	3.60%	3.99%	3.93%
Economic Value of Equity Policies

	Interest Rate Change in Basis Points (bp)
	Down 300	Down 200	Down 100	Up 100	Up 200	Up 300
Green Zone	-22.00%	-12.00%	-5.00%	-5.00%	-12.00%	-22.00%
Yellow Zone	-22.00% to -30.00%	-12.00% to -17.00%	-5.00% to -7.50%	-5.00% to -7.50%	-12.00% to -17.00%	-22.00% to -30.00%
Red Zone	-30.00%	-17.00%	-7.50%	-7.50%	-17.00%	-30.00%

12/31/2010	NA	NA	NA	-3.57%	-10.36%	-17.42%
12/31/2009	NA	NA	NA	-3.08%	-8.65%	-13.42%
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
At December 31, 2010, modeling indicated Old National was within the green zone policy limit for the 12-month Net Interest Income at Risk values for Up 100, Up 200 and Up 300 scenarios, which is considered normal and acceptable for Net Interest Income at Risk. Negative results for the 12-month Net Interest Income at Risk indicate that net interest income decreases relative to net interest income modeled using interest rates as of December 31, 2010. Results for the cumulative 24-month Net Interest Income at Risk were positive for Up 100, Up 200 and Up 300 scenarios. This indicates that net interest income increases relative to net interest income modeled using interest rates as of December 31, 2010. Positive increases to Net Interest Income at Risk in our scenarios are not applicable to policy limits.

At December 31, 2010, modeling indicated that Old National was within the green zone policy limit for the Up 100, Up 200, and Up 300 Economic Value of Equity Scenarios, which is considered normal and acceptable for Economic Value of Equity scenarios. Old National’s Economic Value of Equity (“EVE”) scenarios indicated more negative changes to economic value in rising interest rate scenarios at December 31, 2010 compared to December 31, 2009. These changes in EVE modeling results were primarily driven by mix changes within in the balance sheet. Additionally, EVE results were also impacted by a smaller balance sheet, which included a reduction in the size of the investment portfolio and wholesale funding and a change in the mix within the loan portfolio.
In addition to policy-defined scenarios, Old National models other scenarios to measure interest rate risk. For example, the company models a yield curve based on a 24-month forward curve. The forward curve represents the market’s expectations of future interest rates. As of December 31, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for this scenario resulted in a 2.98% increase in net interest income over an unchanged interest rate curve. In addition, Old National models a ramp scenario where current interest rates are increased 25 basis points each quarter over a 12 month timeframe. As of December 31, 2010, Old National’s 24 month cumulative Net Interest Income at Risk for this scenario resulted in a 0.39% decrease in net interest income over an unchanged interest rate curve.
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $4.4 million at December 31, 2010, compared to an estimated fair value gain of $0.4 million at December 31, 2009. In addition, the notional amount of derivatives decreased by $262.9 million from 2009. See Note 16 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 12, 2010

•	Dominion Bond Rating Services has issued a stable outlook as of August 18, 2010

•	Moody’s Investor Service does not rate Old National Bancorp as of December 20, 2010. The outlook for Old National Bank changed to negative as of October 13, 2008.

The senior debt ratings of Old National and Old National Bank at December 31, 2010, are shown in the following table.
SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long		Short
	term	term	term	term	term		term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high	)	R-2 (high	)
Old National Bank	A1	P-1	BBB+	F2	A (low	)	R-1 (low	)

N/A =	not applicable
As of December 31, 2010, Old National Bank had the capacity to borrow $712.0 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At December 31, 2010, the Parent Company’s other borrowings outstanding decreased to $8.0 million as compared to $157.3 million as of December 31, 2009. In the second quarter of 2010, $50.0 million Parent Company debt matured. Old National’s Board of Directors approved the redemption of junior subordinated debentures, resulting in the trustee of ONB Capital Trust II redeeming all $100.0 million of the 8% trust preferred securities on December 15, 2010.
Old National opted in to the Temporary Account Guarantee Program (TAGP) offered in 2008 as a part of Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP). The TAGP program ended Dec 31, 2010. The coverage under the TAGP program has been made permanent and all funds in a ‘‘noninterest-bearing transaction account’’ are insured in full by the FDIC from January 1, 2011, through December 31, 2012. This unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.
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
Old National agreed to participate in the CPP for healthy financial institutions during fourth quarter 2008. Under the program, Old National sold Series T Preferred Stock and Warrants valued at $100 million to the Treasury Department. As of March 31, 2009, Old National repurchased all of the $100 million of Series T Preferred Stock from the Treasury Department. The Warrants were repurchased on May 11, 2009, for $1.2 million. As a result of these repurchases by Old National, the Treasury Department does not own any securities of Old National.
Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. At December 31, 2006, Old National Bank had received regulatory approval to declare a dividend up to $76 million in the first quarter of 2007. Old National used the cash obtained from the dividend to fund its purchase of St. Joseph Capital Corporation during the first quarter of 2007 and during the first quarter of 2009 received a $40 million dividend to repurchase the $100 million of non-voting preferred shares from the Treasury. As a result of these special dividends, Old National Bank requires approval of regulatory authority for the payment of dividends to Old National. Such approval was obtained for the payment of dividends during 2010 and currently.

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.106 billion and standby letters of credit of $74.3 million at December 31, 2010. At December 31, 2010, approximately $1.064 billion of the loan commitments had fixed rates and $42 million had floating rates, with the fixed interest rates ranging from 0% to 13.25%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at December 31, 2010.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES
The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2010. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$3,987,668	$—	$—	$—	$3,987,668
Consumer and brokered certificates of deposit	7	716,453	582,837	88,551	87,416	1,475,257
Short-term borrowings	8	298,232	—	—	—	298,232
Other borrowings	9	150,046	76,606	109,323	85,936	421,911
Fixed interest payments (a)		17,101	16,756	10,219	27,495	71,571
Operating leases	17	34,527	63,823	58,733	296,045	453,128
Other long-term liabilities (b)		800	—	—	—	800

(a)	Our subordinated bank notes and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 8.34%. All of our other long-term debt is at Libor based variable rates at December 31, 2010. The projected variable interest assumes no increase in Libor rates from December 31, 2010.

(b)	Amount expected to be contributed to the pension plans in 2011. Amounts for 2012 and beyond are unknown at this time.
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 10 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report for the year ended December 31, 2010. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.
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

Management’s analysis of probable losses in the portfolio at December 31, 2010, resulted in a range for allowance for loan losses of $8.5 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.4 million and an increase of $3.1 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 10 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.

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
The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” on page 41 of this Form 10-K is incorporated herein by reference in response to this item.

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

Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. We also had a third party perform an independent validation of the Company’s ethics program. Old National has also appointed a Chief Ethics Officer. All systems of internal accounting controls are based on management’s judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.
In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee of the Board of Directors.
The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe Horwath LLP, and the managers of internal audit and loan review. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with internal audit and loan review personnel to review accounting, auditing, loan and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee of the Board of Directors.
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
Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2010, the company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2010 as stated in their report which follows.

Crowe Horwath LLP
Independent Member Crowe Horwath International
Board of Directors and Shareholders
Old National Bancorp
Evansville, Indiana
We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP
Indianapolis, Indiana
February 24, 2011

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2010	2009
Assets
Cash and due from banks	$107,368	$144,156
Money market and other interest-earning investments	144,184	353,120

Total cash and cash equivalents	251,552	497,276
Securities — available-for-sale, at fair value	1,960,222	2,486,219
Securities — held-to-maturity, at amortized cost (fair value $625,643 and $399,953 respectively)	638,210	396,009
Federal Home Loan Bank stock, at cost	31,937	36,090
Residential loans held for sale, at fair value	3,819	17,530
Finance leases held for sale	—	55,260
Loans, net of unearned income	3,743,451	3,835,486
Allowance for loan losses	(72,309)	(69,548)

Net loans	3,671,142	3,765,938

Premises and equipment, net	48,775	52,399
Accrued interest receivable	42,971	49,340
Goodwill	167,884	167,884
Other intangible assets	26,178	32,307
Company-owned life insurance	226,192	224,652
Other assets	195,010	224,431

Total assets	$7,263,892	$8,005,335

Liabilities
Deposits:
Noninterest-bearing demand	$1,276,024	$1,188,343
Interest-bearing:
NOW	1,297,443	1,354,337
Savings	1,079,376	972,176
Money market	334,825	381,078
Time	1,475,257	2,007,554

Total deposits	5,462,925	5,903,488

Short-term borrowings	298,232	331,144
Other borrowings	421,911	699,059
Accrued expenses and other liabilities	202,019	227,818

Total liabilities	6,385,087	7,161,509

Commitments and contingencies (Note 17)
Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1 per share stated value, 150,000 shares authorized, 87,183 and 87,182 shares issued and outstanding, respectively	87,183	87,182
Capital surplus	748,873	746,775
Retained earnings	44,018	30,235
Accumulated other comprehensive loss, net of tax	(1,269)	(20,366)

Total shareholders’ equity	878,805	843,826

Total liabilities and shareholders’ equity	$7,263,892	$8,005,335

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2010	2009	2008
Interest Income
Loans including fees:
Taxable	$175,607	$198,940	$261,455
Nontaxable	9,631	19,053	23,155
Investment securities, available-for-sale:
Taxable	71,057	90,087	87,066
Nontaxable	16,294	22,532	14,913
Investment securities, held-to-maturity, taxable	23,828	9,932	5,187
Money market and other interest-earning investments	431	133	746

Total interest income	296,848	340,677	392,522

Interest Expense
Deposits	48,608	67,628	95,453
Short-term borrowings	662	1,410	10,902
Other borrowings	29,162	40,240	42,842

Total interest expense	78,432	109,278	149,197

Net interest income	218,416	231,399	243,325
Provision for loan losses	30,781	63,280	51,464

Net interest income after provision for loan losses	187,635	168,119	191,861

Noninterest Income
Wealth management fees	16,120	15,963	17,361
Service charges on deposit accounts	50,018	55,196	45,175
ATM fees	22,967	20,472	17,234
Mortgage banking revenue	2,230	6,238	5,100
Insurance premiums and commissions	36,463	37,851	39,153
Investment product fees	9,192	8,515	9,493
Company-owned life insurance	4,052	2,355	9,181
Net securities gains	17,124	27,251	7,562
Total other-than-temporary impairment losses	(5,060)	(68,090)	—
Loss recognized in other comprehensive income	1,133	43,295	—

Impairment losses recognized in earnings	(3,927)	(24,795)	—
Gain (loss) on derivatives	1,492	719	(1,144)
Gain on sale leaseback transactions	6,452	6,301	6,320
Other income	7,967	7,394	11,534

Total noninterest income	170,150	163,460	166,969

Noninterest Expense
Salaries and employee benefits	170,601	181,368	167,764
Occupancy	46,410	47,064	39,668
Equipment	10,641	10,440	9,464
Marketing	5,720	9,578	9,554
Data processing	21,409	20,700	19,021
Communication	9,803	10,922	9,267
Professional fees	8,253	9,491	7,187
Loan expense	3,936	4,335	6,619
Supplies	2,935	4,294	3,283
Loss on extinguishment of debt	6,107	3,941	—
Fraud loss	124	184	6,406
FDIC assessment	8,370	12,447	1,513
Amortization of intangibles	6,130	5,988	3,659
Other expense	13,866	18,204	13,824

Total noninterest expense	314,305	338,956	297,229

Income (loss) before income taxes	43,480	(7,377)	61,601
Income tax expense (benefit)	5,266	(21,114)	(877)

Net income	38,214	13,737	62,478
Preferred stock dividends and discount accretion	—	(3,892)	(298)

Net income available to common stockholders	$38,214	$9,845	$62,180

Net income per common share:
Basic earnings per share	$0.44	$0.14	$0.95
Diluted earnings per share	0.44	0.14	0.95

Weighted average number of common shares outstanding
Basic	86,785	71,314	65,660
Diluted	86,928	71,367	65,776

Dividends per common share	0.28	0.44	0.69
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Preferred	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, January 1, 2008	$—	$66,205	$563,675	$34,346	$(11,345)	$652,881
Comprehensive income
Net income	—	—	—	62,478	—	62,478	$62,478
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	(36,800)	(36,800)	(36,800)
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	175	175	175
Net loss, settlement cost and amort of net (gain) loss on defined benefit pension plans, net of tax					(5,534)	(5,534)	(5,534)

Total comprehensive income							$20,319

Dividends — common stock	—	—	—	(45,710)	—	(45,710)
Dividends — preferred stock				(273)		(273)
Issuance of preferred stock	97,358			(26)		97,332
Issuance of warrants to purchase common shares			2,553			2,553
Common stock repurchased	—	(26)	(431)	—	—	(457)
Stock based compensation expense	—	—	2,005	—	—	2,005
Stock activity under incentive comp plans	—	142	2,073	—	—	2,215

Balance, December 31, 2008	97,358	66,321	569,875	50,815	(53,504)	730,865
Comprehensive income
Net income	—	—	—	13,737	—	13,737	$13,737
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	32,792	32,792	32,792
Transferred securitites, net of tax					812	812	812
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	667	667	667
Net loss, settlement cost and amort of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(1,133)	(1,133)	(1,133)

Total comprehensive income							$46,875

Dividends — common stock	—	—	—	(30,380)	—	(30,380)
Dividends — preferred stock				(1,250)		(1,250)
Common stock issued		20,900	176,856			197,756
Preferred stock repurchased	(97,358)			(2,642)		(100,000)
Common stock repurchased	—	(28)	(325)	—	—	(353)
Warrants repurchased			(1,200)			(1,200)
Stock based compensation expense	—	—	1,310	—	—	1,310
Stock activity under incentive comp plans	—	(11)	259	(45)	—	203

Balance, December 31, 2009	—	87,182	746,775	30,235	(20,366)	843,826
Comprehensive income
Net income	—	—	—	38,214	—	38,214	$38,214
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	11,501	11,501	11,501
Transferred securities, net of tax	—	—	—	—	4,855	4,855	4,855
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	659	659	659
Net loss, settlement cost and amort of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	2,082	2,082	2,082

Total comprehensive income							$57,311

Dividends — common stock	—	—	—	(24,361)	—	(24,361)
Common stock issued	—	19	178	—	—	197
Common stock repurchased	—	(41)	(664)	—	—	(705)
Stock based compensation expense	—	—	2,369	—	—	2,369
Stock activity under incentive comp plans	—	23	215	(70)	—	168

Balance, December 31, 2010	$—	$87,183	$748,873	$44,018	$(1,269)	$878,805

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)	See Note 1 to the consolidated financial statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income	$38,214	$13,737	$62,478

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,990	8,853	5,952
Amortization and impairment of other intangible assets	6,129	6,508	4,350
Net premium (discount) amortization on investment securities	7,590	2,188	(1,875)
Restricted stock expense	2,116	918	1,598
Stock option expense	253	392	407
Provision for loan losses	30,781	63,280	51,464
Net securities gains	(17,124)	(27,251)	(7,562)
Impairment on available-for-sale securities	3,927	24,795	—
Gain on sale leasebacks	(6,452)	(6,301)	(6,320)
(Gain) loss on derivatives	(1,492)	(719)	1,144
Net gains on sales and write-downs of loans and other assets	(1,410)	(1,141)	(3,054)
(Gain) loss on retirement of debt	6,107	3,941	(558)
Increase in cash surrender value of company-owned life insurance	(1,540)	(1,526)	(8,640)
Residential real estate loans originated for sale	(57,523)	(259,664)	(171,871)
Proceeds from sale of residential real estate loans	72,773	262,784	170,577
(Increase) decrease in interest receivable	6,369	(278)	1,247
(Increase) decrease in other assets	16,797	(44,008)	(65,003)
Increase (decrease) in accrued expenses and other liabilities	(17,995)	(6,212)	20,185

Total adjustments	58,296	26,559	(7,959)

Net cash flows provided by operating activities	96,510	40,296	54,519

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banking branches, net	—	389,917	—
Purchases of investment securities available-for-sale	(1,106,040)	(2,274,090)	(1,068,304)
Purchases of investment securities held-to-maturity	(255,828)	(98,544)	—
Purchase of loans	(7,660)	(8,024)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	1,046,431	697,082	754,669
Proceeds from sales of investment securities available-for-sale	481,471	1,042,138	280,971
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	150,837	29,230	26,464
Proceeds from redemption of FHLB stock	4,153	5,000	—
Proceeds from sale of loans and leases	3,627	259,127	2,251
Net principal collected from (loans made to) customers	123,308	562,452	(117,039)
Proceeds from sale of premises and equipment and other assets	32	405	10,892
Proceeds from sale leaseback of real estate	3,697	10,836	8,528
Purchases of premises and equipment	(7,460)	(13,944)	(11,722)

Net cash flows provided by (used in) investing activities	436,568	601,585	(113,290)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	87,681	220,070	33,130
Savings, NOW and money market deposits	4,053	(61,390)	(158,851)
Time deposits	(532,297)	(103,011)	(113,904)
Short-term borrowings	(32,912)	(318,479)	11,376
Payments for maturities on other borrowings	(75,821)	(5,264)	(154,207)
Proceeds from issuance of other borrowings	75,000	—	330,000
Payments related to retirement of debt	(279,649)	(133,949)	—
Cash dividends paid on common stock	(24,361)	(30,380)	(60,801)
Cash dividends paid on preferred stock	—	(1,514)	—
Common stock repurchased	(705)	(353)	(457)
Proceeds from exercise of stock options, including tax benefit	12	97	1,940
Proceeds from issuance of TARP preferred stock and warrants	—	—	99,885
Repurchase of TARP preferred stock and warrants	—	(101,200)	—
Common stock issued	197	197,756	—

Net cash flows used in financing activities	(778,802)	(337,617)	(11,889)

Net increase (decrease) in cash and cash equivalents	(245,724)	304,264	(70,660)
Cash and cash equivalents at beginning of period	497,276	193,012	263,672

Cash and cash equivalents at end of period	$251,552	$497,276	$193,012

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NATURE OF OPERATIONS
Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, Illinois, and Kentucky. Its principal subsidiaries include Old National Bank, ONB Insurance Group, Inc., and American National Trust & Investment Management Corp. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment and insurance products.
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (“Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010, 2009 and 2008.
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
Other-Than-Temporary- Impairment — Management evaluates securities for other-than-temporary-impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily-impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 3 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

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
Further information regarding Old National’s policies and methodology used to estimate the allowance for loan losses is presented in Note 5.
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
COMPANY OWNED LIFE INSURANCE
Old National has purchased life insurance policies on certain key executives. The Company adopted FASB ASC 325-30, Investments in Insurance Contracts (EITF 06-05, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4) on January 1, 2007, and in accordance with this pronouncement records company owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2010 and 2009 was $226.2 million and $224.7 million, respectively.
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

Old National formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
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
Old National enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Old National also enters into various stand-alone derivative contracts to provide derivative products to customers which are carried at fair value with changes in fair value recorded as other noninterest income.
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
FORECLOSED ASSETS
Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation. The amount of foreclosed assets at December 31, 2010 and 2009 was $5.6 million and $8.1 million, respectively.
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

COMPREHENSIVE INCOME
Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Following is a summary of other comprehensive income for the years ended December 31, 2010, 2009 and 2008.

(dollars in thousands)	2010	2009	2008
Net income	$38,214	$13,737	$62,478
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	43,078	99,164	(50,328)
Reclassification for securities transferred to held-to-maturity	(9,371)	(1,791)	—
Reclassification adjustment for securities (gains) losses realized in income	(17,124)	(27,251)	(7,562)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(1,133)	(43,295)	—
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	3,927	24,795	—
Income tax effect	(7,876)	(18,830)	21,090
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	9,371	1,791	—
Amortization of fair value previously recognized into accumulated other comprehensive income	(1,284)	(438)	—
Income tax effect	(3,232)	(541)	—
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	807	821	—
Reclassification adjustment on cash flow hedges	288	288	288
Income tax effect	(436)	(442)	(113)
Defined benefit pension plans:
Net loss, settlement cost and amortization of net (gain) loss recognized in income	3,469	(1,889)	(9,223)
Income tax effect	(1,387)	756	3,689

Total other comprehensive income (loss)	19,097	33,138	(42,159)

Comprehensive income	$57,311	$46,875	$20,319

The following table summarizes the changes within each classification of accumulated other comprehensive income (“AOCI”) for the years ended December 31, 2010 and 2009:

	AOCI at	Other	AOCI at	Other	AOCI at
	December 31,	Comprehensive	December 31,	Comprehensive	December 31,
	2008	Income	2009	Income	2010
Unrealized gains (losses) on available-for-sale securities	$(40,504)	$60,293	$19,789	$12,173	$31,962
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	—	(27,501)	(27,501)	(672)	(28,173)
Unrealized gains (losses) on held-to-maturity securities	—	812	812	4,855	5,667
Unrecognized gain (loss) on cash flow hedges	(480)	667	187	659	846
Defined benefit pension plans	(12,520)	(1,133)	(13,653)	2,082	(11,571)

Accumulated other comprehensive income (loss)	$(53,504)	$33,138	$(20,366)	$19,097	$(1,269)

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
The following table reconciles basic and diluted net income per share for the years ended December 31.
EARNINGS PER SHARE RECONCILIATION

(dollars and shares in thousands,
except per share data)	2010	2009	2008

Basic Earnings Per Share
Net income	$38,214	$13,737	$62,478
Less: Preferred stock dividends and accretion of discount	—	3,892	298

Net income available to common stockholders	38,214	9,845	62,180

Weighted average common shares outstanding	86,785	71,314	65,660

Basic Earnings Per Share	$0.44	$0.14	$0.95

Diluted Earnings Per Share
Net income available to common stockholders	$38,214	$9,845	$62,180

Weighted average common shares outstanding	86,785	71,314	65,660
Effect of dilutive securities:
Restricted stock (1)	132	44	82
Stock options (2)	11	9	34

Weighted average shares outstanding	86,928	71,367	65,776

Diluted Earnings Per Share	$0.44	$0.14	$0.95

(1)	56, 231 and 0 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at December 31, 2010, 2009 and 2008, respectively, because the effect would be antidilutive.

(2)	Options to purchase 5,995 shares, 6,032 shares and 5,611 shares outstanding at December 31, 2010, 2009, and 2008, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average maket price of the common shares and, therefore, the effect would be antidilutive.

(3)	Warrants to purchase 813 shares at December 31, 2008, were not included in the computation because the effect would be antidilutive. See Note 15 to the consolidated financial statements.
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

The Company adopted FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), as of January 1, 2007, and in accordance with this pronouncement, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
STATEMENT OF CASH FLOWS DATA
For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2010, 2009 and 2008 for interest was $83.3 million, $111.6 million and $154.8 million, respectively. Cash paid for income tax, net of refunds, was a net refund of $2.0 million during 2010 and payments of $2.7 million and $18.9 million during 2009 and 2008, respectively. Other noncash transactions include loans transferred to loans held for sale of $3.2 million in 2010, $2.6 million in 2009 and $2.2 million in 2008, leases transferred from held for sale of $51.4 million in 2010, leases transferred to held for sale of $370.2 million in 2009 and transfers of securities from the available-for-sale portfolio to the held-to-maturity portfolio of $143.8 million in 2010 and $230.1 million in 2009.
IMPACT OF ACCOUNTING CHANGES
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2010, these loans totaled $87.3 million, of which $45.9 million had been sold to other financial institutions and $41.4 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
FASB ASC 815 — In March 2010, the FASB issued an update (ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives) impacting FASB ASC 815-15, Derivatives and Hedging — Embedded Derivatives. The amendments clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. This update became effective for the Company for the interim reporting period beginning after June 15, 2010 and did not have a material impact on the Company’s consolidated financial statements or results of operations.

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
FASB ASC 350 — In December 2010, the FASB issued an update (ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts) impacting FASB ASC 350-20, Intangibles — Goodwill and Other — Goodwill. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This update becomes effective for the Company for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
FASB ASC 805 — In December 2010, the FASB issued an update (ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations) impacting FASB ASC 805-10, Business Combinations — Overall. The amendments specify that if an entity presents comparative financial statements, the entity should disclose pro forma information, including pro forma revenue and earnings, for the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures should include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update becomes effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of adopting the new guidance for providing enhanced disclosures, but it is not expected to have a material impact.
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net income and were insignificant amounts.

NOTE 2 — ACQUISITION ACTIVITY
ACQUISITION
On March 20, 2009, Old National completed its acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area, with additional locations in the Lafayette, Fort Wayne, Anderson and Bloomington, Indiana markets. Pursuant to the terms of the purchase agreement, Old National paid Citizens Financial Group approximately $17.2 million. Old National recorded goodwill of $8.7 million, intangible assets of $11.2 million, cash of $372.7 million, loans of $5.6 million and other assets of $11.7 million. Old National assumed deposits of $426.9 million and other liabilities of $0.2 million. The intangible assets are related to core deposits and are being amortized on an accelerated basis over 7 years. See Note 6 to the consolidated financial statements for additional information.
On January 1, 2011, Old National acquired 100% of Monroe Bancorp in an all stock transaction. Monroe Bancorp is headquartered in Bloomington, Indiana and has 15 banking centers. The acquisition strengthens Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Monroe Bancorp received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million. On January 1, 2011, unaudited financial statements of Monroe showed total assets of $808.1 million, including $493.4 million of net loans, $166.4 million of securities, $78.4 million of cash, and $69.9 million of other assets. Liabilities assumed include $711.5 million of deposits, $38.5 of borrowings, and $7.1 million of other accrued expenses and liabilities. The acquired assets and liabilities will be marked to fair value no later than March 31, 2011, when appraisals and valuations are complete. The Company expects to record goodwill associated with the transaction based on early indications of the loan mark, but the amount and allocation by segment is not known as the initial fair value accounting for the acquisition is incomplete. The goodwill will not be deductible for tax purposes. The Company also expects to record a core deposit intangible and a customer relationship intangible associated with the trust business acquired.

NOTE 3 — INVESTMENT SECURITIES
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2010
Available-for-Sale
U.S. Treasury	$62,206	$371	$(27)	$62,550
U.S. Government-sponsored entities and agencies	315,922	1,612	(2,401)	315,133
Mortgage-backed securities — Agency	922,005	22,926	(485)	944,446
Mortgage-backed securities — Non-agency	134,168	1,018	(8,380)	126,806
States and political subdivisions	343,970	7,503	(2,549)	348,924
Pooled trust prefered securities	27,368	—	(18,968)	8,400
Other securities	148,203	7,816	(2,056)	153,963

Total available-for-sale securities	$1,953,842	$41,246	$(34,866)	$1,960,222

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$303,265	$2,247	$(3,703)	$301,809
Mortgage-backed securities — Agency	117,013	2,577	(510)	119,080
States and political subdivisions	217,381	1	(13,003)	204,379
Other securities	551	—	(176)	375

Total held-to-maturity securities	$638,210	$4,825	$(17,392)	$625,643

2009
Available-for-Sale
U.S. Treasury	$1,002	$1	$—	$1,003
U.S. Government-sponsored entities and agencies	918,366	3,260	(7,389)	914,237
Mortgage-backed securities — Agency	688,439	19,783	(93)	708,129
Mortgage-backed securities — Non-agency	216,215	933	(42,551)	174,597
States and political subdivisions	508,496	27,159	(1,060)	534,595
Pooled trust preferred securities	28,498	—	(16,100)	12,398
Other securities	138,200	6,098	(3,038)	141,260

Total available-for-sale securities	$2,499,216	$57,234	$(70,231)	$2,486,219

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$227,461	$2,029	$(1,613)	$227,877
Mortgage-backed securities — Agency	165,639	3,934	—	169,573
Other securities	2,909	—	(406)	2,503

Total held-to-maturity securities	$396,009	$5,963	$(2,019)	$399,953

Proceeds from sales of investment securities available-for-sale were $481.5 million in 2010, $1.042 billion in 2009 and $281.0 million in 2008. In 2010, realized gains were $21.7 million and losses were $4.6 million. Included in the realized gains is $0.8 million of gains that resulted from approximately $836.1 million of investment securities which were called by the issuers. Also impacting earnings in 2010 are other-than-temporary impairment charges related to credit losses on three pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $3.9 million, described below. In 2009, realized gains were $28.2 million and losses were $0.9 million. Included in the realized gains is $1.1 million of gains that resulted from approximately $353.8 million of investment securities which were called by the issuers. Also impacting earnings in 2009 are other-than-temporary-impairment charges related to credit loss on six pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $24.8 million, described below. In 2008, realized gains were $9.5 million and losses were $1.9 million. The majority of this gain, or $5.4 million, resulted from approximately $405.2 million of investment securities which were called by the issuers. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.481 billion in 2010 and $1.514 billion in 2009.

At December 31, 2010, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $212.2 million in Indiana, which represented 24.1% of shareholders’ equity. At December 31, 2009, Old National had a concentration of investment securities issued in certain states and their political subdivisions with the following aggregate market values: $169.6 million in Indiana, which represented 20.1% of shareholders’ equity
All of the mortgage-backed securities in the investment portfolio are residential mortgage-backed securities. The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yield is based on amortized cost.

	2010		Weighted	2009		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
Maturity
Available-for-sale
Within one year	$70,326	$70,865	3.24%	$189,690	$178,687	3.97%
One to five years	828,636	850,288	3.51	1,019,693	1,012,714	3.89
Five to ten years	441,900	444,474	3.97	350,866	357,566	4.61
Beyond ten years	612,980	594,595	4.97	938,967	937,252	5.28

Total	$1,953,842	$1,960,222	4.06%	$2,499,216	$2,486,219	4.52%

Held-to-maturity
Within one year	$71	$56	2.67%	$—	$—	—%
One to five years	117,833	119,724	3.65	168,548	172,076	3.64
Five to ten years	12,248	11,785	3.91	227,461	227,877	3.88
Beyond ten years	508,058	494,078	3.88	—	—	—

Total	$638,210	$625,643	3.84%	$396,009	$399,953	3.78%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2010
Available-for-Sale
U.S. Treasury	$10,944	$(27)	$—	$—	$10,944	$(27)
U.S. Government-sponsored entities and agencies	120,404	(2,401)	—	—	120,404	(2,401)
Mortgage-backed securities — Agency	160,784	(485)	483	—	161,267	(485)
Mortgage-backed securities — Non-agency	13,265	(1,696)	79,327	(6,684)	92,592	(8,380)
States and political subdivisions	94,448	(2,549)	—	—	94,448	(2,549)
Pooled trust preferrred securities	—	—	8,400	(18,968)	8,400	(18,968)
Other securities	12,283	(206)	6,204	(1,850)	18,487	(2,056)

Total available-for-sale	$412,128	$(7,364)	$94,414	$(27,502)	$506,542	$(34,866)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$111,975	$(3,703)	$—	$—	$111,975	$(3,703)
Mortgage-backed securities — Agency	67,837	(510)	—	—	67,837	(510)
States and political subdivisions	203,093	(13,003)	—	—	203,093	(13,003)
Other securities	—	—	375	(176)	375	(176)

Total held-to-maturity	$382,905	$(17,216)	$375	$(176)	$383,280	$(17,392)

2009
Available-for-Sale
U.S. Government-sponsored entities and agencies	$261,186	$(7,389)	$—	$—	$261,186	$(7,389)
Mortgage-backed securities — Agency	18,488	(93)	37	—	18,525	(93)
Mortgage-backed securities — Non-agency	1,141	(8)	140,622	(42,543)	141,763	(42,551)
States and political subdivisions	75,918	(871)	6,783	(189)	82,701	(1,060)
Pooled trust preferrred securities	—	—	12,398	(16,100)	12,398	(16,100)
Other securities	4,445	(40)	8,891	(2,998)	13,336	(3,038)

Total available-for-sale	$361,178	$(8,401)	$168,731	$(61,830)	$529,909	$(70,231)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$93,467	$(1,613)	$—	$—	$93,467	$(1,613)
Other securities	—	—	2,502	(406)	2,502	(406)

Total held-to-maturity	$93,467	$(1,613)	$2,502	$(406)	$95,969	$(2,019)

During the second quarter of 2010, approximately $143.8 million of state and political subdivision securities were transferred from the available-for-sale portfolio to the held-to-maturity portfolio at fair value. The $9.4 million unrealized holding gain at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield.
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
As of December 31, 2010, Old National’s security portfolio consisted of 1,019 securities, 262 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At December 31, 2010, the Company’s securities portfolio contained 15 non-agency collateralized mortgage obligations with a fair value of $126.8 million which had net unrealized losses of approximately $7.4 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). In the fourth quarter of 2010, two non-agency mortgage-backed securities were sold. As of December 31, 2010, eight of these securities were rated below investment grade with grades ranging from B- to C. One of the eight securities is rated B- and has a fair value of $8.3 million, four of the securities are rated CCC with a fair value of $28.1 million, two of the securities are rated CC with a fair value of $25.1 million and one of the securities is rated C with a fair value of $8.8 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $3.0 million of credit losses on ten of these securities for the twelve months ended December 31, 2010. The fair value of the eight non-agency mortgage-backed securities below investment grade remaining at December 31, 2010 was $70.3 million.

At December 31, 2009, the Company’s securities portfolio contained 17 non-agency collateralized mortgage obligations with a fair value of $174.6 million which had net unrealized losses of approximately $41.6 million. All of these securities were residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of December 31, 2009 ten of these securities were rated below investment grade with grades ranging from B to CC. Three of the ten securities were rated B and had a market value of $27.2 million, four of the securities were rated CCC with a market value of $34.9 million and three of the securities were rated CC with a market value of $33.4 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal write-down of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states and a higher default-curve and severity percentages were applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $4.4 million of other-than-temporary impairment on these securities for the twelve months ended December 31, 2009. The fair value of these ten non-agency mortgage-backed securities was $95.4 million at December 31, 2009.
Pooled Trust Preferred Securities
At December 31, 2010, the Company’s securities portfolio contained nine pooled trust preferred securities with a fair value of $8.4 million and unrealized losses of $19.0 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $4.4 million with unrealized losses of $8.8 million at December 31, 2010. These securities were rated A2 and A3 at inception, but at December 31, 2010, one security was rated BB, five securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2010, our model indicated other-than-temporary-impairment losses on three securities of $0.9 million, all of which was recorded as a credit loss in earnings. At December 31, 2010, the fair value of these three securities was $1.8 million and they remained classified as available for sale.
Two of our pooled trust preferred securities with a fair value of $4.0 million and unrealized losses of $10.2 million at December 31, 2010 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

At December 31, 2009, the Company’s securities portfolio contained nine pooled trust preferred securities with a market value of $12.4 million and unrealized losses of $16.1 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a market value of $6.0 million with unrealized losses of $8.4 million at December 31, 2009. These securities were rated A2 and A3 at inception, but at December 31, 2009, one security was rated BBB, four securities were rated CC, one security was rated C and one security was rated D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2009, our model indicated other-than-temporary-impairment losses on six securities of $28.6 million, of which $20.4 million was recorded as expense and $8.2 million was recorded in other comprehensive income. At December 31, 2009, the fair value of these six securities was $5.0 million and they remained classified as available for sale.
Two of our pooled trust preferred securities with a fair value of $6.4 million and unrealized losses of $7.7 million at December 31, 2009, are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
The table below summarizes the relevant characteristics of our nine pooled trust preferred securities as well as four single issuer trust preferred securities which are included with other securities in Note 3 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.
As depicted in the table below, all nine securities have experienced credit defaults. However, three of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities
December 31, 2010
(Dollars in Thousands)

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2010	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$982	$246	$(736)	$444	20/39	38.8%	18.2%	0.0%
MM Community Funding IX	B-2	C	2,097	848	(1,249)	165	19/33	35.4%	16.3%	0.0%
Reg Div Funding 2004	B-2	D	4,233	720	(3,513)	321	27/46	40.2%	24.1%	0.0%
Pretsl XII	B-1	C	2,886	1,219	(1,667)	—	50/77	30.4%	8.8%	0.0%
Pretsl XV	B-1	C	1,695	435	(1,260)	—	52/72	35.0%	12.7%	0.0%
Reg Div Funding 2005	B-1	C	311	38	(273)	—	23/49	51.3%	38.7%	0.0%
MM Community Funding II	B	BB	992	929	(63)	—	5/8	4.7%	0.0%	12.3%
Pretsl XXVII LTD	B	CC	4,798	1,077	(3,721)	—	33/49	27.1%	25.9%	23.6%
Trapeza Ser 13A	A2A	CCC-	9,374	2,888	(6,486)	—	44/63	28.5%	25.8%	36.1%

			27,368	8,400	(18,968)	930

Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB-	954	983	29	—
First Empire Cap (M&T)		BBB-	2,902	2,949	47	—
Fleet Cap Tr V (BOA)		BB+	3,351	2,442	(909)	—
JP Morgan Chase Cap XIII		BBB+	4,703	3,762	(941)	—

			11,910	10,136	(1,774)	—

Total			$39,278	$18,536	$(20,742)	$930

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment, their credit rating at December 31, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Twelve months ended
		Credit	Amortized	December 31,		Life-to
	Vintage	Rating (1)	Cost	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$79	$63	$142
CWALT Ser 73CB	2005	CCC	5,481	207	83	290
CWALT Ser 73CB	2005	CCC	6,248	427	182	609
CWHL 2006-10	2006	C	10,030	309	762	1,071
CWHL 2005-20	2005	B-	8,593	39	72	111
FHASI Ser 4	2007	CC	21,617	629	223	852
RFMSI Ser S9 (2)	2006	—	—	923	1,880	2,803
RFMSI Ser S10	2006	CC	4,360	76	249	325
RALI QS2 (2)	2006	—	—	278	739	1,017
RFMSI S1	2006	CCC	4,499	30	176	206

			74,854	2,997	4,429	7,426

Pooled trust preferred securities:
TROPC	2003	C	982	444	3,517	3,961
MM Community Funding IX	2003	C	2,097	165	2,612	2,777
Reg Div Funding	2004	D	4,233	321	5,199	5,520
Pretsl XII	2003	C	2,886	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	3,374	3,374
Reg Div Funding	2005	C	311	—	3,767	3,767

			12,204	930	20,366	21,296

Total other-than-temporary- impairment recognized in earnings				$3,927	$24,795	$28,722

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

(2)	Sold during fourth quarter 2010.

NOTE 4 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At December 31, 2010 and 2009, Old National had residential loans held for sale of $3.8 million and $17.5 million, respectively. The majority of new production during 2010 was retained in Old National’s loan portfolio, resulting in lower residential loans held for sale.
During 2009, $258.0 million of finance leases were sold at a price above par; however, the sale resulted in a loss of $1.4 million after transaction fees. At December 31, 2009, Old National had finance leases held for sale of $55.3 million. During 2010, management decided to transfer leases from held for sale back to the loan portfolio due to decreased levels of loan production. The leases were transferred at the lower of cost or fair value. No losses were recorded in connection with the transfer. There were no finance leases held for sale at December 31, 2010.
During 2010, commercial and commercial real estate loans held for investment of $3.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.6 million, resulting in a recovery of $0.4 million on the loans transferred. At December 31, 2010, there were no loans held for sale under this arrangement.
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
NOTE 5 — FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Most of Old National’s lending activity occurs within the Company’s principal geographic markets of Indiana, Illinois and Kentucky. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.
The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2010	2009
Commercial (1)	$1,211,399	$1,287,168
Commercial real estate:
Construction	101,016	109,027
Other	841,379	953,883
Residential real estate	664,705	403,391
Consumer credit:
Heloc	248,293	274,751
Auto	497,102	573,476
Other	179,557	233,790

Subtotal	3,743,451	3,835,486
Allowance for loan losses	(72,309)	(69,548)

Net loans	$3,671,142	$3,765,938

(1)	Includes $106.1 million of direct finance leases.
The risk characteristics of each loan portfolio segment are as follows:
Commercial
Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate
These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, Old National avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.
Construction
Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from Old National until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Residential and Consumer
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”).
Activity in related party loans during 2010 is presented in the following table:

(dollars in thousands)	2010
Balance, January 1	$15,712
New loans	6,684
Repayments	(8,145)

Balance, December 31	$14,251

Portfolio loans, or loans Old National intends to hold for investment purposes, are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the principal balances of loans outstanding.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses incurred in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, historical loss experience, and assessments of the impact of current economic conditions on the portfolio.
The allowance is increased through a provision charged to operating expense. Loans deemed to be uncollectible are charged to the allowance. Recoveries of loans previously charged-off are added to the allowance.
Old National’s recorded investment in financing receivables by portfolio segment and the related activity in the allowance for loan losses for the years ended December 31, 2010, and 2009 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for credit losses:
Beginning balance	$26,869	$27,138	$13,853	$1,688	—	$69,548
Charge-offs	11,967	10,196	16,848	2,296	—	41,307
Recoveries	5,060	2,041	6,014	172	—	13,287
Provision	6,242	13,671	8,123	2,745	—	30,781

Ending balance	$26,204	$32,654	$11,142	$2,309	—	$72,309

Ending balance: individually evaluated for impairment	$6,063	$8,514	—	—	—	$14,577

Ending balance: collectively evaluated for impairment	$20,141	$24,140	$11,142	$2,309	—	$57,732

Financing receivables:

Ending balance	$1,211,399	$942,395	$924,952	$664,705	—	$3,743,451

Ending balance: individually evaluated for impairment	$23,944	$29,377	—	—	—	$53,321

Ending balance: collectively evaluated for impairment	$1,187,455	$913,018	$924,952	$664,705	—	$3,690,130

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2009

Allowance for credit losses:
Beginning balance	$29,254	$22,362	$13,404	$2,067	—	$67,087
Charge-offs	37,254	21,886	18,156	1,315	—	78,611
Recoveries	4,865	7,458	5,334	135	—	17,792
Provision	30,004	19,204	13,271	801	—	63,280

Ending balance	$26,869	$27,138	$13,853	$1,688	—	$69,548

Ending balance: individually evaluated for impairment	$7,512	$6,991	—	—	—	$14,503

Ending balance: collectively evaluated for impairment	$19,357	$20,147	$13,853	$1,688	—	$55,045

Financing receivables:

Ending balance	$1,287,168	$1,062,910	$1,082,017	$403,391	—	$3,835,486

Ending balance: individually evaluated for impairment	$24,257	$24,854	—	—	—	$49,111

Ending balance: collectively evaluated for impairment	$1,262,911	$1,038,056	$1,082,017	$403,391	—	$3,786,375

Old National’s management monitors the credit quality of its financing receivables in an on-going manner. Internally, management assigns a credit quality grade to each non-homogeneous commercial and commercial real estate loan in the portfolio. The primary determinants of the credit quality grade are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower. The credit quality rating also reflects current economic and industry conditions. Major factors used in determining the grade can vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Old National uses the following definitions for risk ratings:
Criticized. Special mention loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
Classified — Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Classified — Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2010 and 2009, the risk category of loans by class of loans is as follows:

(dollars in thousands)
Corporate Credit Exposure			Commercial Real Estate-		Commercial Real Estate-
Credit Risk Profile by Internally	Commercial		Construction		Other
Assigned Grade	2010	2009	2010	2009	2010	2009
Grade:
Pass	$1,105,382	$1,170,845	$77,241	$100,391	$729,243	$839,340
Criticized	38,629	48,008	16,223	8,366	29,161	47,137
Classified — substandard	41,899	44,058	7,552	—	52,559	42,822
Classified — doubtful	25,489	24,257	—	270	30,416	24,584

Total	$1,211,399	$1,287,168	$101,016	$109,027	$841,379	$953,883

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010 and 2009:

2010	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$246,390	$494,771	$177,470	$655,986
Nonperforming	1,903	2,331	2,087	8,719

	$248,293	$497,102	$179,557	$664,705

2009	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$272,818	$570,221	$230,695	$393,770
Nonperforming	1,933	3,255	3,095	9,621

	$274,751	$573,476	$233,790	$403,391

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not subject to testing for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. For the years ended December 31, 2010 and 2009, the average balance of impaired loans was $51.2 million and $50.8 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans.

The following table shows Old National’s impaired loans that are individually evaluated as of December 31:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized (1)
2010
With no related allowance recorded:
Commercial	$6,116	$8,001	$—	$4,972	$61
Commercial Real Estate — Construction	—	—	—	—	—
Commercial Real Estate — Other	10,554	16,781	—	9,693	250
With an allowance recorded:
Commercial	17,828	20,341	6,063	19,129	545
Commercial Real Estate — Construction	—	—	—	135	—
Commercial Real Estate — Other	18,823	19,849	8,514	17,288	423
Total
Commercial	53,321	64,972	14,577	51,217	1,279

2009
With no related allowance recorded:
Commercial	$3,827	$18,422	$—	$3,070	$89
Commercial Real Estate — Construction	—	—	—	608	—
Commercial Real Estate — Other	8,831	16,694	—	9,636	131
With an allowance recorded:
Commercial	20,430	27,972	7,512	19,189	497
Commercial Real Estate — Construction	270	314	—	690	5
Commercial Real Estate — Other	15,752	19,286	6,991	17,560	333
Total
Commercial	49,110	82,688	14,503	50,753	1,055

(1)	The Company does not record interest on nonaccrual loans until cash payments are received.
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

Old National’s past due financing receivables as of December 31 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
2010
Commercial	$2,543	$583	$79	$25,488	$28,693	$1,182,706
Commercial Real Estate:
Construction	—	—	—	—	—	101,016
Other	992	98	—	30,416	31,506	809,873
Consumer:
Heloc	849	477	189	1,903	3,418	244,875
Auto	5,791	1,316	120	2,331	9,558	487,544
Other	1,129	972	184	2,088	4,373	175,184
Residential	9,126	1,589	—	8,719	19,434	645,271

Total	$20,430	$5,035	$572	$70,945	$96,982	$3,646,469

2009
Commercial	$2,967	$2,291	$1,753	$24,257	$31,268	$1,255,900
Commercial Real Estate:
Construction	—	—	—	270	270	108,757
Other	2,663	1,905	72	24,584	29,224	924,659
Consumer:
Heloc	695	739	822	1,933	4,189	270,562
Auto	7,603	1,326	287	3,255	12,471	561,005
Other	1,656	1,142	567	3,096	6,461	227,329
Residential	6,860	1,426	—	9,621	17,907	385,484

Total	$22,444	$8,829	$3,501	$67,016	$101,790	$3,733,696

In the course of resolving nonperforming loans, Old National may choose to restructure the contractual terms of certain loans. The Company may attempt to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and could include reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million, consisting of $3.8 million of commercial loans and $1.0 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $1.6 million. At December 31, 2009, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $10.0 million, consisting of $7.6 million of commercial loans and $2.4 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $3.5 million.
If the Company is unable to resolve a nonperforming loan issue the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2010 and 2009:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, December 31, 2010	$128,011	$39,873	$167,884

Balance, January 1, 2009	$119,325	$39,873	$159,198
Goodwill acquired during the period	8,686	—	8,686

Balance, December 31, 2009	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2010 and determined that no impairment existed as of this date. Old National recorded $8.7 million of goodwill in 2009 associated with the acquisition of the Indiana retail branch banking network of Citizens Financial Group.
The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2010 and 2009 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
2010
Amortized intangible assets:
Core deposit	$26,810	$(14,646)	$12,164
Customer business relationships	25,753	(14,581)	11,172
Customer loan relationships	4,413	(1,571)	2,842

Total intangible assets	$56,976	$(30,798)	$26,178

2009
Amortized intangible assets:
Core deposit	$26,810	$(10,794)	$16,016
Customer business relationships	25,753	(12,705)	13,048
Customer loan relationships	4,413	(1,170)	3,243

Total intangible assets	$56,976	$(24,669)	$32,307

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated lives, generally over a period of 7 to 25 years. During the first quarter of 2009, Old National recorded $11.2 million of core deposit intangibles associated with the acquisition of the branch banking network of Citizens Financial Group, which is included in the “Community Banking” segment. See Note 21 to the consolidated financial statements for a description of the Company’s operating segments.
Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded impairment charges of $0.5 million and $0.7 million during the fourth quarter of 2009 and the second quarter of 2008, respectively. Both charges related to a book of business held by one of the Company’s insurance subsidiaries which experienced the loss of two significant customers. The insurance subsidiary is included in the “Other” column for segment reporting. Total amortization expense including impairment charges associated with intangible assets was $6.1 million in 2010, $6.5 million in 2009 and $4.4 million in 2008.

Estimated amortization expense for the future years is as follows:

Estimated
Amortization
(dollars in thousands)	Expense
2011	$5,546
2012	4,840
2013	4,050
2014	3,259
2015	2,659
Thereafter	5,824

Total	$26,178

NOTE 7 — DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $466.3 million and $653.3 million, respectively. At December 31, 2010, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2011	$716,453
Due in 2012	342,554
Due in 2013	240,283
Due in 2014	36,102
Due in 2015	52,449
Thereafter	87,416
SFAS 133 fair value hedge	—

Total	$1,475,257

NOTE 8 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2010
Outstanding at year-end	$1,663	$287,414	$9,155	$298,232
Average amount outstanding	7,012	312,773	8,750	328,535
Maximum amount outstanding at any month-end	41,365	348,403	10,423
Weighted average interest rate:
During year	0.18%	0.17%	1.27%	0.20%
End of year	—	0.16	—	0.16
2009
Outstanding at year-end	$1,483	$318,088	$11,573	$331,144
Average amount outstanding	155,982	297,148	74,017	527,147
Maximum amount outstanding at any month-end	488,392	319,590	158,809
Weighted average interest rate:
During year	0.20%	0.20%	0.68%	0.27%
End of year	—	0.17	—	0.16

Other Short-term Borrowings
Line of Credit
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. Old National did not use the facility. The facility matured in April 2010 and Old National did not renew the facility.
Treasury Investment Program
As of December 31, 2010, Old National had $9.2 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At December 31, 2010, the effective interest rate on these funds was 0%.
As of December 31, 2009, Old National had $11.6 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At December 31, 2009, the effective interest rate on these funds was 0%.
NOTE 9 — FINANCING ACTIVITIES
The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2010	2009
Old National Bancorp:
Senior unsecured notes (fixed rate 5.00%) maturing May 2010	$—	$50,000
Junior subordinated debentures (variable rates 2.05% to 3.35%) maturing July 2033 to March 2035	8,000	108,000
SFAS 133 fair value hedge and other basis adjustments	(36)	(726)
Old National Bank:
Securities sold under agreements to repurchase (variable rate 3.09%) maturing October 2014	50,000	99,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.57%) maturing June 2012 to January 2023	211,696	289,974
Subordinated bank notes (fixed rate 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,307	4,350
SFAS 133 fair value hedge and other basis adjustments	(2,056)	(1,539)

Total other borrowings	$421,911	$699,059

Contractual maturities of long-term debt at December 31, 2010, were as follows:

(dollars in thousands)
Due in 2011	$150,046
Due in 2012	688
Due in 2013	75,918
Due in 2014	92,560
Due in 2015	16,763
Thereafter	88,028
SFAS 133 fair value hedge and other basis adjustments	(2,092)

Total	$421,911

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.32% and 3.68% at December 31, 2010, and 2009, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of December 31, 2010, none of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, the subordinated bank notes mature October 2011. Capital treatment ceased October 2010, or one year prior to the maturity date.
JUNIOR SUBORDINATED DEBENTURES
Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes, subject to certain limitations.
ONB Capital Trust II issued $100 million in preferred securities in April 2002. Old National guaranteed the payment of distributions on the trust preferred securities issued by ONB Capital Trust II. The preferred securities had a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II. On November 9, 2010, Old National’s Board of Directors approved the redemption of the junior subordinated debentures. As a result of the redemption of the debentures, the trustee of ONB Capital Trust II redeemed all $100 million of the 8% trust preferred securities on December 15, 2010. The $3.0 million remaining balance of the unamortized issuance costs at the time of the redemption were expensed.
In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities had a cumulative annual distribution rate of 6.27% until March 2010 and now carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after September 30, 2008 (for debentures owned by St. Joseph Capital Trust I) and on or after March 31, 2010 (for debentures owned by St. Joseph Capital Trust II), and in whole (but not in part) following the occurrence and continuance of certain adverse federal income tax or capital treatment events.
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

At December 31, 2010, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2011	$390
2012	390
2013	390
2014	410
2015	410
Thereafter	10,494

Total minimum lease payments	12,484
Less amounts representing interest	8,177

Present value of net minimum lease payments	$4,307

NOTE 10 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Provision at statutory rate of 35%	$15,218	$(2,582)	$21,560
Tax-exempt income:
Tax-exempt interest	(9,060)	(14,545)	(13,309)
Section 291/265 interest disallowance	329	515	827
Bank owned life insurance income	(1,418)	(824)	(3,213)

Tax-exempt income	(10,149)	(14,854)	(15,695)

Reserve for unrecognized tax benefits	(652)	(706)	(6,611)
State income taxes	518	(3,829)	(398)
Other, net	331	857	267

Income tax expense (benefit)	$5,266	$(21,114)	$(877)

Effective tax rate	12.1%	286.2%	(1.4)%

The effective tax rate varied significantly from 2008 through 2010 due to large fluctuations in pre-tax income while the majority of other items affecting the rate, in particular tax-exempt income, remained relatively stable. The increase in our state tax benefit in 2009 directly correlates to the declines in pre-tax income. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Income taxes currently payable
Federal	$2,687	$4,248	$8,269
State	—	—	(612)
Deferred income taxes related to:
Provision for loan losses	(460)	(3,042)	(5,982)
Other, net	3,039	(22,320)	(2,552)

Deferred income tax benefit	2,579	(25,362)	(8,534)

Provision for (benefit from) income taxes	$5,266	$(21,114)	$(877)

In 2009, the primary components of the $22,320 Other deferred income tax benefit included $2,897 related to our net operating loss, $3,024 related to benefit plan accruals, $9,451 related to other-than-temporary impairment and $9,076 related to alternative minimum tax credit carryforwards.

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2010	2009
Deferred Tax Assets
Allowance for loan losses, net of recapture	$29,334	$28,874
Benefit plan accruals	1,369	6,131
AMT credit	25,509	25,075
Unrealized losses on available-for-sale investment securities	—	5,276
Unrealized losses on benefit plans	7,715	9,102
Net operating loss	3,452	3,578
Premises and equipment	35,657	37,715
Low income housing credit	3,621	451
Other-than-temporary-impairment	9,624	9,451
Other, net	6,427	9,593

Total deferred tax assets	122,708	135,246

Deferred Tax Liabilities
Accretion on investment securities	(559)	(993)
Lease receivable, net	(7,761)	(7,434)
Purchase accounting	(11,605)	(11,285)
Unrealized gains on available-for-sale investment securities	(2,600)	—
Unrealized gains on held-to-maturity securities	(3,773)	(541)
Unrealized gains on hedges	(567)	(131)
Other, net	(1,940)	(2,045)

Total deferred tax liabilities	(28,805)	(22,429)

Net deferred tax assets	$93,903	$112,817

No valuation allowance was recorded at December 31, 2010 and 2009 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National did not have a federal net operating loss carryforward at December 31, 2010 or 2009, respectively. Old National has alternative minimum tax credit carryforwards at December 31, 2010 and 2009 of $25.5 million and $25.1 million, respectively. The alternative minimum tax credit carryforward does not expire. Old National has low income housing credit carryforwards at December 31, 2010 and 2009 of $3.6 million and $0.5 million, respectively. If not used, the low income housing credit carryforwards will begin to expire in 2026. Old National has state net operating loss carryforwards totaling $63.7 million and $66.0 million at December 31, 2010 and 2009, respectively. If not used, the net operating loss carryforwards will begin to expire in 2020.
Unrecognized Tax Benefits
The Company adopted FASB ASC 740-10, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2010	2009	2008
Balance at January 1	$8,500	$7,513	$11,554
Additions based on tax positions related to the current year	3,806	7,293	5,849
Reductions due to statute of limitations expiring	(3,440)	(5,186)	—
Reductions for tax positions of prior years	(4,313)	(1,120)	(6,422)
Settlements	—	—	(3,468)

Balance at December 31	$4,553	$8,500	$7,513

Settlements include effective settlements from tax audits. No cash settlements were paid during 2010 or 2009. Approximately $0.76 million of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The Company recorded interest and penalties in the income statement for the years ended December 31, 2010, 2009 and 2008 of $0.3 million, $0, and a benefit of $0.2 million, respectively. The amount accrued for interest and penalties in the balance sheet at December 31, 2010 and 2009 was $1.6 million and $1.3 million, respectively.
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2007 through 2010 tax years are open and subject to examination.
In the third quarter of 2010, the Company reversed $0.65 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.65 million income tax reversal relates to the 2006 statute of limitations expiring. The statute of limitations expired in the third quarter of 2010. As a result, the Company reversed a total of $0.65 million from its unrecognized tax benefit liability which includes $.05 million of interest.
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

NOTE 11 — EMPLOYEE BENEFIT PLANS
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
Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of the Company’s defined benefit plans:

(dollars in thousands)	2010	2009
Change in Projected Benefit Obligation
Balance at January 1	$41,937	$34,569
Interest cost	1,990	1,974
Benefits paid	(983)	(2,213)
Actuarial (gain)/loss	1,233	7,607
Settlement	(2,015)	—

Projected Benefit Obligation at December 31	42,162	41,937

Change in Plan Assets
Fair value at January 1	31,275	26,920
Actual return on plan assets	4,177	6,198
Employer contributions	7,647	370
Benefits paid	(983)	(2,213)
Settlement	(2,015)	—

Fair value of Plan Assets at December 31	40,101	31,275

Funded status at December 31	(2,061)	(10,662)

Amounts recognized in the statement of financial position at December 31:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(2,061)	(10,662)

Net amount recognized	$(2,061)	$(10,662)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$19,284	$22,754

Total	$19,284	$22,754

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.8 million.
The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $42.2 million and $41.9 million at December 31, 2010 and 2009, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2010	2009	2008
Net Periodic Benefit Cost
Interest cost	$1,990	$1,974	$2,143
Expected return on plan assets	(1,960)	(1,933)	(3,169)
Recognized actuarial loss	1,603	1,453	632

Net periodic benefit cost	$1,633	$1,494	$(394)
Settlement cost	883	—	1,498

Total net periodic benefit cost	$2,516	$1,494	$1,104

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$(983)	$3,342	$11,353
Amortization of net actuarial loss	(1,603)	(1,453)	(632)
Settlement cost	(883)	—	(1,498)

Total recognized in Other Comprehensive Income	$(3,469)	$1,889	$9,223

Total recognized in net periodic benefit cost and other comprehensive income	$(953)	$3,383	$10,327

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2010	2009	2008
Benefit obligations:
Discount rate at the end of the period	5.50%	5.25%	6.25%
Net periodic benefit cost:
Discount rate at the beginning of the period	5.25%	6.25%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	N/A
The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2010.
Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	Expected
	Long-Term	2010 Target
Asset Category	Rate of Return	Allocation	2010	2009	2008
Equity securities	9.00% – 9.50%	40 – 70%	68%	71%	66%
Debt securities	4.00% – 5.85%	30 – 60%	27	29	34
Cash equivalents	—	0 – 15%	5	—	—

Total			100%	100%	100%

The Company’s overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2010, 2009 and 2008, respectively.

The fair value of the Company’s plan assets are determined based on observable level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. As of December 31, 2010, the fair value of plan assets, by asset category, is as follows:

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Plan Assets
Large U.S. Equity	$18,740	$—	$18,740	$—
International Equity	8,334	—	8,334	—
Short-Term Fixed Income	2,036	—	2,036	—
Fixed Income	10,991	—	10,991	—

Total Plan Assets	$40,101	$—	$40,101	$—

As of December 31, 2010, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2011	$8,000
2012	4,640
2013	3,520
2014	3,470
2015	3,240
Years 2016 - 2020	14,790
Old National expects to contribute cash of $0.8 million to the pension plans in 2011.
EMPLOYEE STOCK OWNERSHIP PLAN
The Employee Stock Ownership and Savings Plan (401k) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, the Company suspended safe harbor matching contributions to the Plan. However, the Company may make discretionary matching contributions to the Plan. For 2010, the Company matched 50% of employee compensation deferral contributions, up to six percent of compensation. In addition to matching contributions, Old National may contribute to the Plan an amount designated as a profit sharing contribution in the form of Old National Bancorp stock or cash. Old National’s Board of Directors designated no discretionary profit sharing contributions in 2010, 2009 or 2008. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the plan. During the years ended December 31, 2010, 2009 and 2008, the number of Old National shares allocated to the plan were 1.5 million, 1.7 million and 1.8 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $4.3 million in 2010, $7.1 million in 2009 and $6.6 million in 2008.

NOTE 12 — STOCK-BASED COMPENSATION
STOCK-BASED COMPENSATION
The Company’s 2008 Incentive Compensation Plan, which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2010, 1.3 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost that has been charged against income for these plans was $2.4 million, $1.3 million, and $2.0 million for 2010, 2009, and 2008, respectively. The total income tax benefit was $0.9 million, $0.5 million, and $0.7 million, respectively.
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
The fair value of options granted was determined using the following weighted-average assumptions as of grant date. No stock options were granted in 2010.

	2010	2009	2008
Wtd-average risk-free interest rate	—%	2.1%	3.0%
Expected life of option (years)	—	6	6
Expected stock volatility	—%	28.8%	15.8%
Expected dividend yield	—%	5.3%	5.3%
A summary of the activity in the stock option plan for 2010 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Outstanding, January 1	6,056	$20.37
Granted	—	—
Exercised	(2)	5.44
Forfeited	(36)	20.90

Outstanding, December 31	6,018	$20.37	3.6	$67.3

Options exercisable at end of year	5,810	$20.59	3.5	$67.3

Information related to the stock option plan during each year follows:

(dollars in thousands)	2010	2009	2008
Intrinsic value of options exercised	$13	$44	$277
Cash received from option exercises	12	97	1,940
Tax benefit realized from option exercises	—	—	45
Weighted average fair value of options granted	—	2.03	1.12
As of December 31, 2010, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.02 year.
During 2009, the Company modified the term of 23 thousand share options. As a result of the modification, the Company recognized additional compensation expense of $35 thousand for the year ended December 31, 2009. There were no modifications during 2010.
Restricted Stock
Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods ranging from 3 to 5 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.
A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2010	474	$16.42
Granted during the year	112	11.84
Vested during the year	(110)	16.59
Forfeited during the year	(100)	18.31

Nonvested balance at December 31, 2010	376	$14.49

As of December 31, 2010, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.62 years. The total fair value of the shares vested during the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $1.4 million and $0.8 million, respectively.
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
A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2010	106	$12.55
Granted during the year	137	13.07
Reinvested dividend equivalents	10	10.90

Nonvested balance at December 31, 2010	253	$12.83

As of December 31, 2010 and 2009, there was $1.8 million and $0.9 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.89 years. Old National began granting restricted stock units during 2009 and no shares had vested as of December 31, 2010.

NOTE 13 — OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM
Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2010, Old National had issued 56,178 shares under this program.
NOTE 14 — SHAREHOLDERS’ EQUITY
DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 17, 2009, with total authorized and unissued common shares reserved for issuance of 3.4 million. In 2010, no shares were issued related to these plans. In 2009, 195 thousand shares were issued related to these plans with proceeds of approximately $2.0 million. As of December 31, 2010, 3.3 million authorized and unissued common shares were reserved for issuance under the plan.
EMPLOYEE STOCK PURCHASE PLAN
Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased can not exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2010, 19 thousand shares were issued related to this plan with proceeds of approximately $197 thousand. In 2009, 5 thousand shares were issued related to this plan with proceeds of approximately $51 thousand.
SHAREHOLDER RIGHTS PLAN
Old National had a Rights Agreement whereby one right is distributed for each outstanding share of Old National’s common stock. The rights became exercisable on the tenth day following a public announcement that a person had acquired or intended to acquire beneficial ownership of 20% or more of Old National’s outstanding common stock. Upon exercising the rights, the holder was entitled to buy 1/100 of a share of Junior Preferred Stock at $60, subject to adjustment, for every right held. Upon the occurrence of certain events, the rights could be redeemed by Old National at a price of $0.01 per right.
In the event an acquiring party became the beneficial owner of 20% or more of Old National’s outstanding shares, rights holders (other than the acquiring person) could purchase two shares of Old National common stock for the price of one share at the then market price. If Old National was acquired and was not the surviving corporation, or if Old National survived a merger but had all or part of its common stock exchanged, each rights holder would be entitled to acquire shares of the acquiring company with a value of two times the then exercise price for each right held.
The Old National Rights Agreement expired on March 1, 2010. As previously disclosed in our current report on Form 8-K filed with the SEC on February 2, 2010, Old National’s Board of Directors elected not to take action to amend or extend the term of the Rights Agreement.

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
The Warrants had a 10-year term and were immediately exercisable upon issuance. The Warrants were repurchased by Old National on May 11, 2009, for $1.2 million. As a result of the Warrant repurchase, the Treasury Department does not own any securities of Old National.
COMMON STOCK
The December 31, 2010 and 2009 balances include approximately $195.7 million, net of issuance costs, from a public offering of 20.7 million shares of common stock that occurred late in the third quarter of 2009.
NOTE 15 — FAIR VALUE
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$62,550	$62,550	$—	$—
U.S. Government-sponsored entities and agencies	315,133	—	315,133	—
Mortgage-backed securities — Agency	944,446	—	944,446	—
Mortgage-backed securities — Non-agency	126,806	—	126,806	—
States and political subdivisions	348,924	—	348,924	—
Pooled trust preferred securities	8,400	—	—	8,400
Other securities	153,963	—	153,963	—
Residential loans held for sale	3,819	—	3,819	—
Derivative assets	34,082	—	34,082	—
Financial Liabilities
Derivative liabilities	29,721	—	29,721	—

	Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$1,003	$1,003	$—	$—
U.S. Government-sponsored entities and agencies	914,237	—	914,237	—
Mortgage-backed securities — Agency	708,129	—	708,129	—
Mortgage-backed securities — Non-agency	174,597	—	174,597	—
States and political subdivisions	534,595	—	534,595	—
Pooled trust preferred securities	12,398	—	—	12,398
Other securities	141,260	—	141,260	—
Residential loans held for sale	17,530	—	17,530	—
Derivative assets	29,920	—	29,920	—
Financial Liabilities
Derivative liabilities	29,479	—	29,479	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/(amortization) of discount or premium	(101)
Payments received	(163)
Credit loss write-downs	(930)
Increase/(decrease) in fair value of securities	(2,804)

Ending balance, December 31, 2010	$8,400

Included in the income statement are $101 thousand of expense included in interest income from the amortization of premiums on securities and $930 thousand of credit losses included in noninterest income. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2009:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2009	$19,667
Accretion/(amortization) of discount or premium	(141)
Payments received	(110)
Credit loss write-downs	(20,366)
Increase/(decrease) in fair value of securities	13,348

Ending balance, December 31, 2009	$12,398

Included in the income statement are $141 thousand of expense included in interest income from the amortization of premiums on securities and $20.4 million of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2010 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$22,833	—	—	$22,833

Impaired loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $36.4 million, with a valuation allowance of $13.6 million at December 31, 2010. Old National recorded $7.1 million of provision expense associated with these loans in 2010.

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
Financial instruments recorded using fair value option
Under FASB ASC 825-10, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.
The Company has elected the fair value option for residential mortgage loans held for sale.
•	Residential mortgage loans held for sale

•	Certain retail certificates of deposit
For items for which the fair value option has been elected, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on financial assets (except any that are on nonaccrual status). Included in the income statement is $214 thousand of interest income for residential loans held for sale for the year ended December 31, 2010. Included in the income statement is $635 thousand of interest income for residential loans held for sale for the year ended December 31, 2009. Interest expense is recorded based on the contractual amount of interest expense incurred. The income statement includes no interest expense for the year ended December 31, 2010, for certain retail certificates of deposit. The income statement includes $73 thousand of interest expense for the year ended December 31, 2009, for certain retail certificates of deposit.
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

Certain retail certificates of deposit
Previously, Old National had elected the fair value option for certain retail certificates of deposit; specifically, pools of retail certificates of deposit that had been matched with derivative instruments. Old National had elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. At both December 31, 2010 and 2009, there were no retail certificates of deposit accounted for under the fair value option.
As of December 31, 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$3,819	$(20)	$3,839

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the twelve months ended December 31, 2010:
Changes in Fair Value for the Twelve Months ended December 31, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(306)	$2	$—	$(304)

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

The carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2010 and 2009, respectively, are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$251,552	$251,552
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	303,265	301,809
Mortgage-backed securities — Agency	117,013	119,080
State and political subdivisions	217,381	204,379
Other securities	551	375
Federal Home Loan Bank stock	31,937	31,937
Loans, net (including impaired loans)
Commercial	1,185,194	1,220,464
Commercial real estate	909,742	952,885
Residential real estate	662,396	710,865
Consumer credit	913,810	969,263
Accrued interest receivable	42,971	42,971

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,276,024	$1,276,024
NOW, savings and money market deposits	2,711,644	2,711,644
Time deposits	1,475,257	1,520,093
Short-term borrowings
Federal funds purchased	1,663	1,663
Repurchase agreements	287,414	287,416
Other short-term borrowings	9,155	9,155
Other borrowings:
Junior subordinated debentures	8,000	7,998
Repurchase agreements	50,000	54,104
Federal Home Loan Bank advances	211,696	220,531
Subordinated bank notes	150,000	154,420
Capital lease obligation	4,307	5,138
Accrued interest payable	7,860	7,860
Standby letters of credit	518	518

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,311

	Carrying	Fair
(dollars in thousands)	Value	Value
2009
Financial Assets
Cash, due from banks,federal funds sold and money market investments	$497,276	$497,276
Investment securities held-to-maturity	396,009	399,953
Federal Home Loan Bank stock	36,090	36,090
Finance leases held for sale	55,260	55,449
Loans, net (including impaired loans)	3,765,938	3,975,545
Accrued interest receivable	49,340	49,340

Financial Liabilities
Deposits	$5,903,488	$5,950,705
Short-term borrowings	331,144	331,156
Other borrowings	699,059	724,364
Accrued interest payable	12,778	12,778
Standby letters of credit	578	578

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,643
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
Federal Home Loan Bank Stock: Old National Bank is a member of the Federal Home Loan Bank system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
Finance leases held for sale: The fair value of leases held for sale is estimated using discounted future cash flows.
Loans: The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Accrued interest receivable: The carrying amount approximates fair value.
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
NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $195.0 million and $297.5 million at December 31, 2010 and December 31, 2009, respectively. The December 31, 2010 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2009 balances consist of $197.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2010, the notional amount of the interest rate lock commitments and forward commitments were $7.7 million and $9.3 million, respectively. At December 31, 2009, the notional amount of the interest rate lock commitments and forward commitments were $20.0 million and $36.1 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $419.2 million and $419.2 million, respectively, at December 31, 2010. At December 31, 2009, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $479.8 million and $479.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	December 31, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,766	Other assets	$1,789

Total derivatives designated as hedging instruments		$4,766		$1,789

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$28,930	Other assets	$27,749
Commodity contracts	Other assets	132	Other assets	—
Foreign exchange contracts	Other assets	—	Other assets	12
Mortgage contracts	Other assets	254	Other assets	370

Total derivatives not designated as hedging instruments		$29,316		$28,131

Total derivatives		$34,082		$29,920

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$—	Other liabilities	$1,188
Mortgage contracts	Other liabilities	—	Other liabilities	—

Total derivatives designated as hedging instruments		$—		$1,188

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$29,589	Other liabilities	$28,279
Commodity contracts	Other liabilities	132	Other liabilities	—
Foreign exchange contracts	Other liabilities	—	Other liabilities	12
Mortgage contracts	Other liabilities	—	Other liabilities	—

Total derivatives not designated as hedging instruments		$29,721		$28,291

Total derivatives		$29,721		$29,479

The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2010 and 2009 are as follows:

		Year ended	Year ended
(dollars in thousands)		December 31, 2010	December 31, 2009
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$3,656	$1,995
Interest rate contracts (2)	Other income / (expense)	1,621	998

Total		$5,277	$2,993

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,553	$1,259

Total		$1,553	$1,259

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$(428)
Interest rate contracts (3)	Other income / (expense)	(129)	(280)
Mortgage contracts	Mortgage banking revenue	(117)	416

Total		$(246)	$(292)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.
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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010, which was granted in part and denied in part on August 6, 2010. The Court has calendared a trial date of February 13, 2012. In addition, the Court has ordered mediation that was rescheduled for March of 2011. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful, and an adverse resolution of the lawsuit could have a material adverse effect on its consolidated financial position and results of operations in the period in which the lawsuit is resolved. Old National is not presently able to reasonably estimate potential losses, if any, related to the lawsuit and has not recorded a liability in its accompanying Consolidated Balance Sheets.

In November 2010, Old National was named in a class action lawsuit, much like many other banks, challenging Old National Bank’s checking account practices. The plaintiff seeks damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.
In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.4 million per year.
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of December 31, 2010, Old National had closed 22 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.
Total rental expense was $31.4 million in 2010, $29.7 million in 2009 and $26.5 million in 2008. The following is a summary of future minimum lease commitments as of December 31, 2010:

(dollars in thousands)
2011	$34,527
2012	32,462
2013	31,361
2014	29,998
2015	28,735
Thereafter	296,045

Total	$453,128

CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.106 billion and standby letters of credit of $74.3 million at December 31, 2010. At December 31, 2010, approximately $1.064 billion of the loan commitments had fixed rates and $42 million had floating rates, with the fixed interest rates ranging from 0% to 13.25%. At December 31, 2009, loan commitments were $1.038 billion and standby letters of credit were $103.2 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2010 and 2009, the balance of the allowance for credit losses on unfunded loan commitments was $3.8 million and $5.5 million, respectively.

At December 31, 2010 and 2009, Old National had credit extensions of $25.7 million and $25.9 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2010 and 2009, the unsecured portion was $5.5 million and $3.1 million respectively.
NOTE 18 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2010, the notional amount of standby letters of credit was $74.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million. At December 31, 2009, the notional amount of standby letters of credit was $103.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.6 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $9.0 million at December 31, 2010.
NOTE 19 — REGULATORY RESTRICTIONS
RESTRICTIONS ON CASH AND DUE FROM BANKS
Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances at December 31 were $26.0 million in 2010 and $28.8 million in 2009. In addition, Old National had $1.1 million and $9.8 million as of December 31, 2010 and 2009, respectively, in cash and due from banks which was held as collateral for collateralized swap positions.
RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK
Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009, Old National Bank received permission to pay a $40 million dividend. Old National used the cash obtained from the dividend to repurchase the $100 million of non-voting preferred shares from the U.S. Treasury. As a result of this special dividend, Old National Bank requires approval of regulatory authority for the payment of dividends to Old National. Such approval was obtained for the payment of dividends during 2010 and currently.
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
At December 31, 2010, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, Old National Bank must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2010
Total capital to risk-weighted assets
Old National Bancorp	$699,871	14.83%	$377,669	8.00%	$	N/A	N/A	%
Old National Bank	576,533	12.43	370,968	8.00		463,710	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	640,469	13.57	188,835	4.00		N/A	N/A
Old National Bank	518,165	11.17	185,454	4.00		278,226	6.00
Tier 1 capital to average assets
Old National Bancorp	640,469	9.01	284,226	4.00		N/A	N/A
Old National Bank	518,165	7.37	281,242	4.00		351,552	5.00

2009
Total capital to risk-weighted assets
Old National Bancorp	$832,096	16.09%	$413,848	8.00%	$	N/A	N/A	%
Old National Bank	619,864	12.21	406,224	8.00		507,780	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	737,224	14.25	206,924	4.00		N/A	N/A
Old National Bank	526,168	10.36	203,112	4.00		304,668	6.00
Tier 1 capital to average assets
Old National Bancorp	737,224	9.51	310,210	4.00		N/A	N/A
Old National Bank	526,168	6.97	302,029	4.00		377,536	5.00

NOTE 20 — PARENT COMPANY FINANCIAL STATEMENTS
The following are the condensed parent company only financial statements of Old National Bancorp:
OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2010	2009
Assets
Deposits in affiliate bank	$26,653	$22,111
Investment securities — available for sale	976	445
Investment in affiliates:
Banking subsidiaries	703,949	661,272
Non-banks	45,330	47,762
Advances to affiliates	45,177	196,029
Other assets	83,026	95,451

Total assets	$905,111	$1,023,070

Liabilities and Shareholders’ Equity
Other liabilities	$18,342	$21,970
Other borrowings	7,964	157,274
Shareholders’ equity	878,805	843,826

Total liabilities and shareholders’ equity	$905,111	$1,023,070

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Income
Dividends from affiliates	$27,744	$94,958	$92,700
Net securities gains	—	666	—
Other income	1,020	647	2,493
Other income from affiliates	435	869	92

Total income	29,199	97,140	95,285

Expense
Interest on borrowings	9,165	11,618	15,331
Other expenses	11,672	10,222	7,798

Total expense	20,837	21,840	23,129

Income before income taxes and equity in undistributed earnings of affiliates	8,362	75,300	72,156
Income tax benefit	(7,833)	(8,063)	(9,358)

Income before equity in undistributed earnings of affiliates	16,195	83,363	81,514
Equity in undistributed earnings of affiliates	22,019	—	—
Dividends receivable from affiliates in excess of earnings	—	(69,626)	(19,036)

Net Income	$38,214	$13,737	$62,478

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008
Cash Flows From Operating Activities
Net income	$38,214	$13,737	$62,478

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	49	67	106
Net premium (discount) on investment securities	—	434	—
Net securities (gains) losses	—	(663)	—
Stock option expense	253	392	407
Restricted stock expense	2,116	918	1,597
Net losses on sales and write-downs of premises and equipment	—	—	—
(Increase) decrease in other assets	13,064	(6,302)	(6,479)
(Decrease) increase in other liabilities	(3,414)	2,450	(504)
Equity in undistributed earnings of affiliates	(22,019)	—	—
Dividends received from affiliates in excess of earnings	—	69,626	19,036

Total adjustments	(9,951)	66,922	14,163

Net cash flows provided by operating activities	28,263	80,659	76,641

Cash Flows From Investing Activities
Transfer subsidiary from parent to bank subsidairy	791	—	—
Purchases of investment securities available-for-sale	(500)	(191,994)	(296)
Proceeds from sales of investment securities available-for-sale	—	192,222	—
Net payments from (advances to) affiliates	150,852	(145,989)	(50,039)
Purchases of premises and equipment	(7)	—	(82)

Net cash flows provided by (used in) investing activities	151,136	(145,761)	(50,417)

Cash Flows From Financing Activities
Payments related to retirement of debt	(150,000)	—	—
Payments for maturities on other borrowings	—	—	(100,000)
Cash dividends paid on common stock	(24,361)	(30,380)	(60,801)
Cash dividends paid on preferred stock	—	(1,514)	—
Common stock repurchased	(705)	(353)	(457)
Proceeds from issuance of TARP preferred stock and warrants	—	—	99,885
Repurchase of TARP preferred stock and warrants	—	(101,200)	—
Common stock reissued under stock option, restricted stock and stock purchase plans	12	97	1,940
Common stock issued	197	197,756	—

Net cash flows provided by (used in) financing activities	(174,857)	64,406	(59,433)

Net increase (decrease) in cash and cash equivalents	4,542	(696)	(33,209)
Cash and cash equivalents at beginning of period	22,111	22,807	56,016

Cash and cash equivalents at end of period	$26,653	$22,111	$22,807

NOTE 21 — SEGMENT INFORMATION
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
Summarized financial information concerning segments is shown in the following table for the years ended December 31.
SEGMENT INFORMATION

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
2010
Net interest income	$252,519	$(30,378)	$(3,725)	$218,416
Provision for loan losses	30,806	—	(25)	30,781
Noninterest income	88,037	17,871	64,242	170,150
Noninterest expense	236,642	13,803	63,860	314,305
Income (loss) before income taxes	73,108	(26,310)	(3,318)	43,480
Total assets	3,759,529	3,396,189	108,174	7,263,892

2009
Net interest income	$287,404	$(47,490)	$(8,515)	$231,399
Provision for loan losses	63,284	126	(130)	63,280
Noninterest income	94,132	5,422	63,906	163,460
Noninterest expense	270,249	7,878	60,829	338,956
Income (loss) before income taxes	48,003	(50,072)	(5,308)	(7,377)
Total assets	4,487,007	3,401,958	116,370	8,005,335

2008
Net interest income	$259,009	$(13,337)	$(2,347)	$243,325
Provision for loan losses	51,024	440	—	51,464
Noninterest income	83,181	14,918	68,870	166,969
Noninterest expense	226,272	3,498	67,459	297,229
Income (loss) before income taxes	64,894	(2,357)	(936)	61,601
Total assets	4,959,736	2,802,889	111,265	7,873,890
The 2010 community banking segment profit increased $25.1 million from 2009 levels, primarily as a result of a decrease in provision for loan loss expense and lower FDIC assessment expense. The 2010 treasury segment profit increased $23.8 million from 2009 primarily as a result of the $20.9 million decrease in other-than-temporary-impairment in 2010. The 2010 “other” segment profit increased approximately $2.0 million from 2009 primarily as a result of lower expenses in the insurance agency area.

NOTE 22 — INTERIM FINANCIAL DATA (UNAUDITED)
The following table details the quarterly results of operations for the years ended December 31, 2010 and 2009.
INTERIM FINANCIAL DATA

(unaudited, dollars	Quarters Ended 2010				Quarters Ended 2009
and shares in thousands,	December	September	June	March	December	September	June	March
except per share data)	31	30	30	31	31	30	30	31
Interest income	$70,965	$72,945	$75,596	$77,342	$80,090	$83,422	$89,182	$87,983
Interest expense	16,988	18,777	20,442	22,225	25,067	27,011	28,415	28,785

Net interest income	53,977	54,168	55,154	55,117	55,023	56,411	60,767	59,198
Provision for loan losses	7,100	6,400	8,000	9,281	21,821	12,191	11,968	17,300
Noninterest income	42,205	41,979	42,974	42,992	36,616	39,003	45,606	42,235
Noninterest expense	83,272	76,102	77,871	77,060	90,775	83,966	86,751	77,464

Income (loss) before income taxes	5,810	13,645	12,257	11,768	(20,957)	(743)	7,654	6,669
Income tax expense (benefit)	84	1,749	1,734	1,699	(11,637)	(4,760)	(1,981)	(2,736)

Net income (loss)	5,726	11,896	10,523	10,069	(9,320)	4,017	9,635	9,405
Preferred stock dividends and discount accretion	—	—	—	—	—	—	—	(3,892)

Net income (loss) attributable to common stockholders	$5,726	$11,896	$10,523	$10,069	$(9,320)	$4,017	$9,635	$5,513

Net income (loss) per share:
Basic	$0.07	$0.13	$0.12	$0.12	$(0.11)	$0.06	$0.15	$0.08
Diluted	0.07	0.13	0.12	0.12	(0.11)	0.06	0.15	0.08
Average shares
Basic	86,804	86,795	86,786	86,752	86,701	66,635	65,950	65,793
Diluted	87,005	86,931	86,911	86,797	86,701	66,706	65,999	65,882
Interest income and interest expense decreased in 2010 primarily due to the lower interest rate environment.
The lower provision for loan losses in 2010 is primarily attributable to the decrease in net charge-offs. During the fourth quarter of 2009 we recorded a charge-off of $12.0 million related to a single commercial loan.
Noninterest expense decreased in 2010 primarily due to decreases in salaries and benefits expense, marketing expense, FDIC assessment expense and other noninterest expenses. Income taxes increased in 2010 because tax-exempt income comprised a lower percentage of total income and pre-tax income was higher than in 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Evaluation of disclosure controls and procedures. Old National’s principal executive officer and principal financial officer have concluded that Old National’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this annual report on Form 10-K, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Old National in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Old National’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting. There were no changes in Old National’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Old National’s internal control over financial reporting.
Refer to Item 8 for “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010. The applicable information appearing in the Proxy Statement for the 2011 annual meeting is incorporated by reference.
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
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010. The applicable information appearing in our Proxy Statement for the 2011 annual meeting is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010. The applicable information appearing in the Proxy Statement for the 2011 annual meeting is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010. The applicable information appearing in the Proxy Statement for the 2011 annual meeting is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2010. The applicable information appearing in the Proxy Statement for the 2011 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2010 and 2009
Consolidated Statements of Income—Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity—Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009 and 2008
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

2.1
Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008) and amended on March 20, 2009 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

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

Exhibit
Number
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

4.4		Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10		Material contracts

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

(ae)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(af)
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(ag)
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ah)
Form of 2009 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ai)
Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

Exhibit
Number
(aj)
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

(al)
Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

(am)
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(an)
Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(ao)
Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(ap)
Form of 2010 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(aq)
Form of 2010 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(ar)
Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(as)
Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

(at)
Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

(au)
Form of Employment Agreement for Barbara A. Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

(av)	Form of 2011 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates is filed herewith.*

(aw)	Form of 2011 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates is filed herewith.*

Exhibit
Number
(ax)	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Management contract or compensatory plan or arrangement

**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones Robert G. Jones,	Date: February 25, 2011
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2011, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Joseph D. Barnette, Jr. Joseph D. Barnette, Jr., Director	By:	/s/ Robert G. Jones Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan W. Braun	By:	/s/ Marjorie Z. Soyugenc

	Alan W. Braun, Director		Marjorie Z. Soyugenc, Director

By:	/s/ Larry E. Dunigan	By:	/s/ Kelly N. Stanley

	Larry E. Dunigan,		Kelly N. Stanley, Director
Chairman of the Board of Directors

By:	/s/ Arthur H. McElwee Jr.	By:	/s/ Linda E. White

	Arthur H. McElwee Jr., Director		Linda E. White, Director

By:	/s/ Niel C. Ellerbrook	By:	/s/ Christopher A. Wolking

	Niel C. Ellerbrook, Director		Christopher A. Wolking,
Senior Executive Vice President
By:	/s/ Andrew E. Goebel Andrew E. Goebel, Director		Financial Officer (Principal Financial Officer)

By:	/s/ Phelps L. Lambert	By:	/s/ Joan M. Kissel

	Phelps L. Lambert, Director		Joan M. Kissel,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

By:	/s/ James T. Morris
James T. Morris, Director