Form 10-Q
period 2011-03-31
OLD NATIONAL BANCORP /IN/
filed 2011-05-06
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 94,734,000 shares outstanding at March 31, 2011.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2011 (unaudited), December 31, 2010 and March 31, 2010 (unaudited)	3

Consolidated Statements of Income (unaudited) Three months ended March 31, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Three months ended March 31, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	69

Item 4. Controls and Procedures	69

PART II OTHER INFORMATION	70

SIGNATURES	76

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2011	2010	2010
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$127,948	$107,368	$121,775
Money market and other interest-earning investments	285,030	144,184	258,385

Total cash and cash equivalents	412,978	251,552	380,160
Trading securities — at fair value	3,861	—	—
Investment securities — available-for-sale, at fair value
U.S. Treasury	62,754	62,550	51,218
U.S. Government-sponsored entities and agencies	373,546	315,133	857,966
Mortgage-backed securities	1,101,875	1,071,252	891,473
States and political subdivisions	342,179	348,924	559,719
Other securities	170,942	162,363	159,650

Total investment securities — available-for-sale	2,051,296	1,960,222	2,520,026
Investment securities — held-to-maturity, at amortized cost (fair value $599,936, $625,643 and $458,070 respectively)	607,272	638,210	450,036
Federal Home Loan Bank stock, at cost	34,260	31,937	36,090
Residential loans held for sale, at fair value	3,144	3,819	4,009
Finance leases held for sale	—	—	52,225
Loans:
Commercial	1,274,312	1,211,399	1,225,999
Commercial real estate	1,218,415	942,395	1,041,449
Residential real estate	779,764	664,705	403,007
Consumer credit, net of unearned income	918,265	924,952	1,044,488

Total loans	4,190,756	3,743,451	3,714,943
Allowance for loan losses	(72,749)	(72,309)	(72,098)

Net loans	4,118,007	3,671,142	3,642,845

Premises and equipment, net	66,729	48,775	53,923
Accrued interest receivable	42,311	42,971	44,583
Goodwill	236,309	167,884	167,884
Other intangible assets	34,738	26,178	30,686
Company-owned life insurance	244,543	226,192	224,540
Other assets	229,862	195,010	211,243

Total assets	$8,085,310	$7,263,892	$7,818,250

Liabilities
Deposits:
Noninterest-bearing demand	$1,421,424	$1,276,024	$1,179,809
Interest-bearing:
NOW	1,448,002	1,297,443	1,232,450
Savings	1,192,046	1,079,376	1,045,233
Money market	353,950	334,825	381,903
Time	1,644,507	1,475,257	1,852,097

Total deposits	6,059,929	5,462,925	5,691,492
Short-term borrowings	374,259	298,232	357,983
Other borrowings	439,566	421,911	700,383
Accrued expenses and other liabilities	227,541	202,019	212,872

Total liabilities	7,101,295	6,385,087	6,962,730

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 94,734, 87,183 and 87,161 shares issued and outstanding, respectively	94,734	87,183	87,161
Capital surplus	831,990	748,873	746,932
Retained earnings	53,821	44,018	34,204
Accumulated other comprehensive income (loss), net of tax	3,470	(1,269)	(12,777)

Total shareholders’ equity	984,015	878,805	855,520

Total liabilities and shareholders’ equity	$8,085,310	$7,263,892	$7,818,250

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2011	2010
Interest Income
Loans including fees:
Taxable	$50,305	$44,907
Nontaxable	2,322	2,180
Investment securities, available-for-sale:
Taxable	13,658	20,796
Nontaxable	3,521	4,856
Investment securities, held-to-maturity, taxable	6,412	4,417
Money market and other interest-earning investments	99	186

Total interest income	76,317	77,342

Interest Expense
Deposits	10,003	13,936
Short-term borrowings	144	249
Other borrowings	4,803	8,040

Total interest expense	14,950	22,225

Net interest income	61,367	55,117
Provision for loan losses	3,312	9,281

Net interest income after provision for loan losses	58,055	45,836

Noninterest Income
Wealth management fees	5,100	4,287
Service charges on deposit accounts	11,550	11,946
ATM fees	5,891	5,527
Mortgage banking revenue	952	489
Insurance premiums and commissions	10,570	10,205
Investment product fees	2,594	2,053
Company-owned life insurance	1,172	845
Net securities gains	1,499	3,503
Total other-than-temporary impairment losses	(299)	(1,638)
Loss recognized in other comprehensive income	—	1,133

Impairment losses recognized in earnings	(299)	(505)
Gain on derivatives	332	621
Gain on sale leaseback transactions	1,636	1,637
Other income	1,824	2,384

Total noninterest income	42,821	42,992

Noninterest Expense
Salaries and employee benefits	44,521	42,444
Occupancy	12,302	12,240
Equipment	2,997	2,796
Marketing	1,317	1,362
Data processing	6,065	5,515
Communication	2,334	2,687
Professional fees	2,423	1,701
Loan expense	1,087	908
Supplies	613	780
Loss on extinguishment of debt	—	22
FDIC assessment	2,191	2,447
Amortization of intangibles	1,924	1,622
Other expense	2,151	2,536

Total noninterest expense	79,925	77,060

Income before income taxes	20,951	11,768
Income tax expense	4,518	1,699

Net income	$16,433	$10,069

Net income per common share — basic	$0.17	$0.12
Net income per common share — diluted	0.17	0.12

Weighted average number of common shares outstanding-basic	94,433	86,752
Weighted average number of common shares outstanding-diluted	94,670	86,797

Dividends per common share	$0.07	$0.07
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2009	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	10,069	—	10,069	$10,069
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	7,036	7,036	7,036
Transferred securities, net of tax	—	—	—	(110)	(110)	(110)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	423	423	423
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	240	240	240

Total comprehensive income						$17,658

Dividends — common stock	—	—	(6,082)	—	(6,082)
Common stock repurchased	(41)	(438)	—	—	(479)
Stock based compensation expense	—	576	—	—	576
Stock activity under incentive comp plans	20	19	(18)	—	21

Balance, March 31, 2010	$87,161	$746,932	$34,204	$(12,777)	$855,520

Balance, December 31, 2010	$87,183	$748,873	$44,018	$(1,269)	$878,805
Comprehensive income
Net income	—	—	16,433	—	16,433	$16,433
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	4,641	4,641	4,641
Transferred securities, net of tax	—	—	—	(296)	(296)	(296)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(147)	(147)	(147)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	541	541	541

Total comprehensive income						$21,172

Acquisition — Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends — common stock	—	—	(6,630)	—	(6,630)
Common stock issued	5	51	—	—	56
Common stock repurchased	(32)	(299)	—	—	(331)
Stock based compensation expense	—	777	—	—	777
Stock activity under incentive comp plans	3	93	—	—	96

Balance, March 31, 2011	$94,734	$831,990	$53,821	$3,470	$984,015

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Cash Flows From Operating Activities
Net income	$16,433	$10,069

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,555	2,615
Amortization and impairment of other intangible assets	1,924	1,621
Net premium amortization on investment securities	2,006	1,056
Restricted stock expense	739	513
Stock option expense	38	63
Provision for loan losses	3,312	9,281
Net securities gains	(1,499)	(3,503)
Impairment on available-for-sale securities	299	505
Gain on sale leasebacks	(1,636)	(1,637)
Gain on derivatives	(332)	(621)
Net gains on sales and write-downs of loans and other assets	(286)	(551)
Loss on extinguishment of debt	—	22
(Increase) decrease in cash surrender value of company owned life insurance	(1,145)	112
Residential real estate loans originated for sale	(21,757)	(18,898)
Proceeds from sale of residential real estate loans	29,336	33,004
Decrease in interest receivable	2,563	4,757
Decrease in other assets	2,461	10,575
Increase (decrease) in accrued expenses and other liabilities	21,988	(12,907)

Total adjustments	40,566	26,007

Net cash flows provided by operating activities	56,999	36,076

Cash Flows From Investing Activities
Cash and cash equivalents of acquired bank	83,604	—
Purchases of investment securities available-for-sale	(141,503)	(216,540)
Purchases of investment securities held-to-maturity	—	(65,141)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	144,367	162,858
Proceeds from sales of investment securities available-for-sale	54,356	34,891
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	36,108	9,821
Proceeds from sale of loans	4,624	2,753
Net principal collected from (loans made to) customers	(7,780)	114,094
Proceeds from sale of premises and equipment and other assets	168	12
Purchases of premises and equipment	(712)	(4,143)

Net cash flows provided by investing activities	173,232	38,605

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	4,517	(8,534)
Savings, NOW and money market deposits	33,296	(48,005)
Time deposits	(94,870)	(155,457)
Short-term borrowings	13,498	26,839
Payments for maturities on other borrowings	(98)	(91)
Payments related to retirement of debt	(18,333)	—
Cash dividends paid on common stock	(6,630)	(6,082)
Common stock repurchased	(331)	(479)
Proceeds from exercise of stock options, including tax benefit	90	12
Common stock issued	56	—

Net cash flows used in financing activities	(68,805)	(191,797)

Net increase (decrease) in cash and cash equivalents	161,426	(117,116)
Cash and cash equivalents at beginning of period	251,552	497,276

Cash and cash equivalents at end of period	$412,978	$380,160

Supplemental cash flow information:
Total interest paid	$12,724	$20,738
Total taxes paid (net of refunds)	$—	$(5,125)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2011 and 2010, and December 31, 2010, and the results of its operations for the three months ended March 31, 2011 and 2010. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2010.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2011 presentation. Such reclassifications had no effect on net income.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2011, these loans totaled $96.9 million, of which $48.9 million had been sold to other financial institutions and $48.0 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
FASB ASC 350 — In December 2010, the FASB issued an update (ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts) impacting FASB ASC 350-20, Intangibles — Goodwill and Other — Goodwill. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2010 and did not have a material impact on the consolidated financial statements or results of operations.
FASB ASC 805 — In December 2010, the FASB issued an update (ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations) impacting FASB ASC 805-10, Business Combinations — Overall. The amendments specify that if an entity presents comparative financial statements, the entity should disclose pro forma information, including pro forma revenue and earnings, for the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures should include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update became effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. See Note 3 to the consolidated financial statements for the impact on the Company of adopting this new guidance.

FASB ASC 310 — In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring) impacting FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update becomes effective for the Company for interim or annual reporting periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
NOTE 3 — ACQUISITIONS
On January 1, 2011, Old National acquired 100% of Monroe Bancorp (“Monroe”) in an all stock transaction. Monroe was headquartered in Bloomington, Indiana and had 15 banking centers. The acquisition increases Old National’s market position to number 1 in Bloomington and strengthens its position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Monroe received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million.
Under the purchase method of accounting, the total estimated purchase price is allocated to Monroe’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price for the Monroe acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$83,604
Investment securities	153,594
Loans	453,348
Premises and equipment	19,738
Accrued interest receivable	1,903
Company-owned life insurance	17,206
Other assets	41,535
Deposits	(653,813)
Short-term borrowings	(62,529)
Other borrowings	(37,352)
Accrued expenses and other liabilities	(6,074)

Net tangible assets acquired	11,160
Definite-lived intangible assets acquired	10,485
Goodwill	68,425

Total estimated purchase price	$90,070

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
Of the total estimated purchase price, an estimate of $11.2 million has been allocated to net tangible assets acquired and $10.5 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” segment, as described in Note 18 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Community Banking” segment, as described in Note 18 of these consolidated financial statement footnotes.

	Estimated	Estimated
	Fair Value	Useful Lives (Years)
Core deposit intangible	$8.2	10
Trust customer relationship intangible	$2.3	12
Pro Forma Results
Monroe contributed revenue of $10.5 million and net income of $2.6 million to actual consolidated results during the first quarter of 2011.
The following schedule includes consolidated statements of income data for the un-audited pro forma results for the periods ended March 31, 2011 and 2010 as if the Monroe acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The un-audited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Monroe acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Net interest income	$59,781	$63,247
Other non-interest income	42,821	45,379

Total revenue	102,602	108,626
Provision expense	3,312	9,281
Other non-interest expense	76,349	84,994

Income before income taxes	22,941	14,351
Income tax expense	5,292	1,655

Net income	$17,649	$12,696

Diluted earnings per share	$0.19	$0.13
No provision expense was included in either period for Monroe. In accordance with accounting for business combinations, there was no allowance brought forward on any of the January 1, 2011 acquired loans, as the credit losses evident in the loans were included in the determiniation of the fair value of the loans at the date of acquistion.
2011 supplemental pro forma earnings were adjusted to exclude $3,531 of acquisition and integration-related costs incurred during the first quarter of 2011. A tax rate of 38.87% was used to adjust tax provision expense for this income statement impact. 2010 supplemental pro forma earnings were adjusted to include these charges.
Subsequent Event
On April 11, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), announced that it entered into an Agreement and Plan of Merger with Integra Bank pursuant to which ONTC will acquire the trust business of Integra, which currently has approximately $386.8 million assets under management. ONTC will pay Integra $1.25 million in an all cash transaction and anticipates acquisition-related costs will be approximately $0.1 million. Subject to regulatory approval and the satisfaction of closing conditions, the transaction is expected to close by June 30, 2011. The two companies also entered into a servicing agreement whereby Old National Wealth Management advisors immediately began serving Integra wealth management and trust clients.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three months ended March 31:

	Three Months Ended	Three Months Ended
(dollars and shares in thousands, except per share data)	March 31, 2011	March 31, 2010
Basic Earnings Per Share
Net income	$16,433	$10,069

Weighted average common shares outstanding	94,433	86,752
Basic Earnings Per Share	$0.17	$0.12

Diluted Earnings Per Share
Net income	$16,433	$10,069

Weighted average common shares outstanding	94,433	86,752
Effect of dilutive securities:
Restricted stock (1)	208	38
Stock options (2)	29	7

Weighted average shares outstanding	94,670	86,797
Diluted Earnings Per Share	$0.17	$0.12

(1)	88 and 315 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at March 31, 2011 and 2010, respectively, because the effect would be antidulitive.

(2)	Options to purchase 6,246 shares and 6,018 shares outstanding at March 31, 2011 and 2010, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidulitive.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Net income	$16,433	$10,069
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains arising during the period	8,523	16,108
Reclassification for securities transferred to held-to-maturity	—	—
Reclassification adjustment for securities gains realized in income	(1,499)	(3,503)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	—	(1,133)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	299	505
Income tax effect	(2,682)	(4,941)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	—
Amortization of fair value previously recognized into accumulated other comprehensive income	(493)	(184)
Income tax effect	197	74
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(318)	632
Reclassification adjustment on cash flow hedges	72	72
Income tax effect	99	(281)
Defined benefit pension plans:
Amortization of net loss recognized in income	903	401
Income tax effect	(362)	(161)

Total other comprehensive income	4,739	7,589

Comprehensive income	$21,172	$17,658

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2011 and 2010:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	March 31,
(dollars in thousands)	2010	Income	2011
Unrealized gains on available-for-sale securities	$31,962	$4,641	$36,603
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(28,173)	—	(28,173)
Unrealized gains (losses) on held-to-maturity securities	5,667	(296)	5,371
Unrecognized gain (loss) on cash flow hedges	846	(147)	699
Defined benefit pension plans	(11,571)	541	(11,030)

Accumulated other comprehensive income (loss)	$(1,269)	$4,739	$3,470

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	March 31,
(dollars in thousands)	2009	Income	2010
Unrealized gains on available-for-sale securities	$19,789	$7,708	$27,497
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(27,501)	(672)	(28,173)
Unrealized gains (losses) on held-to-maturity securities	812	(110)	702
Unrecognized gain on cash flow hedges	187	423	610
Defined benefit pension plans	(13,653)	240	(13,413)

Accumulated other comprehensive income (loss)	$(20,366)	$7,589	$(12,777)

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2011
Available-for-sale
U.S. Treasury	$62,371	$387	$(4)	$62,754
U.S. Government-sponsored entities and agencies	373,829	1,447	(1,730)	373,546
Mortgage-backed securities — Agency	972,161	19,313	(1,723)	989,751
Mortgage-backed securities — Non-agency	113,616	981	(2,473)	112,124
States and political subdivisions	332,889	10,718	(1,428)	342,179
Pooled trust preferrred securities	27,360	—	(18,054)	9,306
Other securities	155,367	7,665	(1,396)	161,636

Total available-for-sale securities	$2,037,593	$40,511	$(26,808)	$2,051,296

Held-to-maturity
U.S. Government-sponsored entities and agencies	$276,735	$2,811	$(2,546)	$277,000
Mortgage-backed securities — Agency	106,082	2,576	(186)	108,472
States and political subdivisions	217,136	101	(9,965)	207,272
Other securities	7,319	—	(127)	7,192

Total held-to-maturity securities	$607,272	$5,488	$(12,824)	$599,936

December 31, 2010
Available-for-sale
U.S. Treasury	$62,206	$371	$(27)	$62,550
U.S. Government-sponsored entities and agencies	315,922	1,612	(2,401)	315,133
Mortgage-backed securities — Agency	922,005	22,926	(485)	944,446
Mortgage-backed securities — Non-agency	134,168	1,018	(8,380)	126,806
States and political subdivisions	343,970	7,503	(2,549)	348,924
Pooled trust preferrred securities	27,368	—	(18,968)	8,400
Other securities	148,203	7,816	(2,056)	153,963

Total available-for-sale securities	$1,953,842	$41,246	$(34,866)	$1,960,222

Held-to-maturity
U.S. Government-sponsored entities and agencies	$303,265	$2,247	$(3,703)	$301,809
Mortgage-backed securities — Agency	117,013	2,577	(510)	119,080
States and political subdivisions	217,381	1	(13,003)	204,379
Other securities	551	—	(176)	375

Total held-to-maturity securities	$638,210	$4,825	$(17,392)	$625,643

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

	March 31, 2011		Weighted
	Amortized	Fair	Average
(dollars in thousands)	Cost	Value	Yield
Maturity
Available-for-sale
Within one year	$90,784	$92,167	4.03%
One to five years	1,151,619	1,170,261	2.92
Five to ten years	205,476	210,812	4.10
Beyond ten years	589,714	578,056	4.20

Total	$2,037,593	$2,051,296	3.46%

Held-to-maturity
Within one year	$4,384	$4,257	1.83%
One to five years	110,873	113,238	3.59
Five to ten years	12,532	12,145	4.05
Beyond ten years	479,483	470,296	3.87

Total	$607,272	$599,936	3.80%

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Available-for-Sale
U.S. Treasury	$10,970	$(4)	$—	$—	$10,970	$(4)
U.S. Government-sponsored entities and agencies	183,790	(1,730)	—	—	183,790	(1,730)
Mortgage-backed securities — Agency	361,106	(1,723)	207	—	361,313	(1,723)
Mortgage-backed securities - Non-agency	1	—	66,706	(2,473)	66,707	(2,473)
States and political subdivisions	56,532	(1,428)	—	—	56,532	(1,428)
Pooled trust preferrred securities	—	—	9,306	(18,054)	9,306	(18,054)
Other securities	12,431	(109)	6,771	(1,287)	19,202	(1,396)

Total available-for-sale	$624,830	$(4,994)	$82,990	$(21,814)	$707,820	$(26,808)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$112,505	$(2,546)	$—	$—	$112,505	$(2,546)
Mortgage-backed securities — Agency	62,028	(186)	—	—	62,028	(186)
States and political subdivisions	186,048	(9,965)	—	—	186,048	(9,965)
Other securities	—	—	217	(127)	217	(127)

Total held-to-maturity	$360,581	$(12,697)	$217	$(127)	$360,798	$(12,824)

December 31, 2010
Available-for-Sale
U.S. Treasury	$10,944	$(27)	$—	$—	$10,944	$(27)
U.S. Government-sponsored entities and agencies	120,404	(2,401)	—	—	120,404	(2,401)
Mortgage-backed securities — Agency	160,784	(485)	483	—	161,267	(485)
Mortgage-backed securities - Non-agency	13,265	(1,696)	79,327	(6,684)	92,592	(8,380)
States and political subdivisions	94,448	(2,549)	—	—	94,448	(2,549)
Pooled trust preferrred securities	—	—	8,400	(18,968)	8,400	(18,968)
Other securities	12,283	(206)	6,204	(1,850)	18,487	(2,056)

Total available-for-sale	$412,128	$(7,364)	$94,414	$(27,502)	$506,542	$(34,866)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$111,975	$(3,703)	$—	$—	$111,975	$(3,703)
Mortgage-backed securities — Agency	67,837	(510)	—	—	67,837	(510)
States and political subdivisions	203,093	(13,003)	—	—	203,093	(13,003)
Other securities	—	—	375	(176)	375	(176)

Total held-to-maturity	$382,905	$(17,216)	$375	$(176)	$383,280	$(17,392)

Proceeds from sales and calls of securities available for sale were $149.2 million and $128.0 million for the three months ended March 31, 2011 and 2010, respectively. Gains of $2.4 million and $3.5 million were realized on these sales during 2011 and 2010, respectively, and offsetting losses of $1.0 million were realized on these sales during 2011. Also included in net securities gains for the first quarter of 2011 is $49 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on two non-agency mortgage-backed securities in the amount of $0.3 million, described below. Impacting earnings in the first quarter of 2010 were other-than-temporary impairment charges related to credit loss on six non-agency mortgage-backed securities in the amount of $0.5 million.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.9 million at March 31, 2011.
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

As of March 31, 2011, Old National’s security portfolio consisted of 1,051 securities, 246 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At March 31, 2011, the Company’s securities portfolio contained 14 non-agency collateralized mortgage obligations with a fair value of $112.1 million which had net unrealized losses of approximately $1.5 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of March 31, 2011, seven of these securities were rated below investment grade with grades ranging from B- to CC. One of the seven securities is rated B- and has a fair value of $7.5 million, four of the securities are rated CCC with a fair value of $28.7 million and two of the securities are rated CC with a fair value of $25.18 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.3 million of credit losses on two of these securities for the three months ended March 31, 2011. The fair value of these non-agency mortgage-backed securities remaining at March 31, 2011 was $61.2 million at March 31, 2011.
Based on an analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on six non-agency mortgage-backed securities for the three months ended March 31, 2010. The fair value of these non-agency mortgage-backed securities was $40.1 million at March 31, 2010.
Pooled Trust Preferred Securities
At March 31, 2011, the Company’s securities portfolio contained nine pooled trust preferred securities with a fair value of $9.3 million and unrealized losses of $18.1 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $5.1 million with unrealized losses of $8.1 million at March 31, 2011. These securities were rated A2 and A3 at inception, but at March 31, 2011, one security was rated BB, five securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2011, our model indicated no other-than-temporary-impairment losses on these securities.
Two of our pooled trust preferred securities with a fair value of $4.2 million and unrealized losses of $10.0 million at March 31, 2011 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
For the three months ended March 31, 2010, the seven securities subject to FASB ASC 325-10 accounted for $8.9 million of the unrealized loss in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment on these securities.
The two pooled trust preferred securities which were not subject to FASB ASC 325-10 had a fair value of $6.4 million and unrealized losses of $7.7 million at March 31, 2010. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
Trust preferred securities		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
March 31, 2011		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(Dollars in Thousands)	Class	Rating (1)	Cost	Value	(Loss)	2011	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$980	$304	$(676)	$—	19/39	40.1%	16.1%	0.0%
MM Community Funding IX	B-2	C	2,088	1,008	(1,080)	—	20/33	32.0%	17.9%	0.0%
Reg Div Funding 2004	B-2	D	4,221	862	(3,359)	—	25/45	43.1%	13.6%	0.0%
Pretsl XII	B-1	C	2,886	1,410	(1,476)	—	50/77	30.4%	7.7%	0.0%
Pretsl XV	B-1	C	1,695	500	(1,195)	—	51/72	35.4%	11.1%	0.0%
Reg Div Funding 2005	B-1	C	311	76	(235)	—	23/49	51.3%	32.3%	0.0%
MM Community Funding II	B	BB	992	941	(51)	—	5/8	4.7%	0.0%	16.4%
Pretsl XXVII LTD	B	CC	4,810	1,211	(3,599)	—	34/49	27.1%	23.5%	23.2%
Trapeza Ser 13A	A2A	CCC-	9,377	2,994	(6,383)	—	43/63	29.2%	22.7%	34.6%

			27,360	9,306	(18,054)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB-	954	1,016	62	—
First Empire Cap (M&T)		BBB-	2,902	3,048	146	—
Fleet Cap Tr V (BOA)		BB+	3,353	2,664	(689)	—
JP Morgan Chase Cap XIII		BBB+	4,705	4,106	(599)	—

			11,914	10,834	(1,080)	—

Total			$39,274	$20,140	$(19,134)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2011 and the related credit losses recognized in earnings:

				Amount of other-than-
				temporary-impairment
		Lowest		recognized in earnings
		Credit	Amortized	for the three months
	Vintage	Rating (1)	Cost	ended March 31, 2011
Non-agency mortgage-backed securities:
FHASI Ser 4	2007	CC	$21,415	$202
RFMSI Ser S10	2006	CC	4,263	97

			$25,678	299
Total other-than-temporary-impairment recognized in earnings				$299

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-
				temporary-impairment
		Lowest		recognized in earnings
		Credit	Amortized	for the three months
	Vintage	Rating (1)	Cost	ended March 31, 2010
Non-agency mortgage-backed securities:
CWALT Ser 73CB	2005	CCC	$7,280	$57
CWALT Ser 73CB	2005	CCC	9,183	103
CWHL 2006-10	2006	CC	10,135	204
CWHL 2005-20	2005	B-	12,377	32
RALI QS2	2006	CC	7,469	79
RFMSI S1	2006	CCC	6,421	30

			$52,865	505
Total other-than-temporary-impairment recognized in earnings				$505

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2011 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Twelve months ended
		Credit	Amortized	March 31,	December 31,		Life-to
	Vintage	Rating (1)	Cost	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$—	$79	$63	$142
CWALT Ser 73CB	2005	CCC	4,945	—	207	83	290
CWALT Ser 73CB	2005	CCC	5,721	—	427	182	609
CWHL 2006-10 (3)	2006	—	—	—	309	762	1,071
CWHL 2005-20	2005	B-	7,432	—	39	72	111
FHASI Ser 4	2007	CC	21,415	202	629	223	1,054
RFMSI Ser S9 (2)	2006	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	CC	4,263	97	76	249	422
RALI QS2 (2)	2006	—	—	—	278	739	1,017
RFMSI S1	2006	CCC	4,002	—	30	176	206

			61,804	299	2,997	4,429	7,725
Pooled trust preferred securities:
TROPC	2003	C	980	—	444	3,517	3,961
MM Community Funding IX	2003	C	2,088	—	165	2,612	2,777
Reg Div Funding	2004	D	4,221	—	321	5,199	5,520
Pretsl XII	2003	C	2,886	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	3,767	3,767

			12,181	—	930	20,366	21,296
Total other-than-temporary-impairment recognized in earnings				$299	$3,927	$24,795	$29,021

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

(2)	Sold during fourth quarter 2010.

(3)	Sold during first quarter 2011.

NOTE 7 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At March 31, 2011 and December 31, 2010, Old National had residential loans held for sale of $3.1 million and $3.8 million, respectively.
At December 31, 2009, Old National had finance leases held for sale of $55.3 million. During 2010, management decided to transfer leases from held for sale back to the loan portfolio due to decreased levels of loan production. The leases were transferred at the lower of cost or fair value. No losses were recorded in connection with the transfer. There were no finance leases held for sale at March 31, 2011 or December 31, 2010, respectively.
During the first three months of 2011, commercial and commercial real estate loans held for investment of $4.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $4.6 million, resulting in no charge-off on the loans transferred. At March 31, 2011, there were no loans held for sale under this arrangement.
During the first three months of 2010, commercial and commercial real estate loans held for investment of $2.3 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.7 million, resulting in a recovery of $0.4 million on the loans transferred. At March 31, 2010, there were no loans held for sale under this arrangement.
NOTE 8 — FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
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
The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Commercial (1)	$1,274,312	$1,211,399
Commercial real estate:
Construction	120,431	101,016
Other	1,097,984	841,379
Residential real estate	779,764	664,705
Consumer credit:
Heloc	255,073	248,293
Auto	486,416	497,102
Other	176,776	179,557

Subtotal	4,190,756	3,743,451
Allowance for loan losses	(72,749)	(72,309)

Net loans	$4,118,007	$3,671,142

(1)	Includes direct finance leases of $99.3 million at March 31, 2011 and $106.1 million at December 31, 2010.

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
Residential and Consumer
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National establishes a maximum loan-to-value ratio and generally requires PMI if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(1,331)	(707)	(3,388)	(848)	—	(6,274)
Recoveries	833	668	1,858	43	—	3,402
Provision	1,484	(65)	668	1,225	—	3,312

Ending balance	$27,190	$32,550	$10,280	$2,729	—	$72,749

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$26,869	$27,138	$13,853	$1,688	—	$69,548
Charge-offs	(3,493)	(1,736)	(4,755)	(928)	—	(10,912)
Recoveries	2,250	292	1,620	19	—	4,181
Provision	2,138	3,022	3,249	872	—	9,281

Ending balance	$27,764	$28,716	$13,967	$1,651	—	$72,098

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2011 and December 31, 2010 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$8,670	$8,314	—	—	—	$16,984

Ending balance: collectively evaluated for impairment	$18,520	$24,236	$10,280	$2,729	—	$55,765

Loans and leases outstanding:
Ending balance	$1,274,312	$1,218,415	$918,265	$779,764	—	$4,190,756

Ending balance: individually evaluated for impairment	$34,480	$69,541	—	—	—	$104,021

Ending balance: collectively evaluated for impairment	$1,239,832	$1,148,874	$918,265	$779,764	—	$4,086,735

Ending balance: loans acquired with deteriorated credit quality (1)	$2,834	$34,515	$150	$705	—	$38,204

(1)	Includes $2.3 million of revolving credits not accounted for under ASC 310-30.

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,063	$8,514	—	—	—	$14,577

Ending balance: collectively evaluated for impairment	$20,141	$24,140	$11,142	$2,309	—	$57,732

Loans and leases outstanding:
Ending balance	$1,211,399	$942,395	$924,952	$664,705	—	$3,743,451

Ending balance: individually evaluated for impairment	$23,944	$29,377	—	—	—	$53,321

Ending balance: collectively evaluated for impairment	$1,187,455	$913,018	$924,952	$664,705	—	$3,690,130

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
Pass rated loans are those loans that are other than criticized, classified — substandard or classified — doubtful.
The risk category of loans, including loans acquired from Monroe Bancorp, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Assigned Grade	2011	2010	2011	2010	2011	2010
Grade:
Pass	$1,152,524	$1,105,382	$92,250	$77,241	$924,890	$729,243
Criticized	39,933	38,629	17,806	16,223	58,042	29,161
Classified — substandard	47,260	41,899	7,586	7,552	46,350	52,559
Classified — doubtful	34,595	25,489	2,789	—	68,702	30,416

Total	$1,274,312	$1,211,399	$120,431	$101,016	$1,097,984	$841,379

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

March 31, 2011	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$253,823	$484,231	$174,542	$770,075
Nonperforming	1,250	2,185	2,234	9,689

	$255,073	$486,416	$176,776	$779,764

December 31, 2010	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$246,390	$494,771	$177,470	$655,986
Nonperforming	1,903	2,331	2,087	8,719

	$248,293	$497,102	$179,557	$664,705

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. For the three months ended March 31, 2011 and 2010, the average balance of impaired loans was $64.5 million and $49.6 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans.

The following table shows Old National’s impaired loans that are individually evaluated as of March 31, 2011 and December 31, 2010. The table includes only purchased loans that have experienced subsequent impairment since the date acquired. There were no purchased loans included at March 31, 2011.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2011
With no related allowance recorded:
Commercial	$5,953	$7,822	$—
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	8,735	13,322	—
With an allowance recorded:
Commercial	24,328	26,913	8,670
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	26,772	28,713	8,314

Total Commercial	65,788	76,770	16,984

December 31, 2010
With no related allowance recorded:
Commercial	$6,116	$8,001	$—
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	10,554	16,781	—
With an allowance recorded:
Commercial	17,828	20,341	6,063
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	18,823	19,849	8,514

Total Commercial	53,321	64,972	14,577

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2011 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
March 31, 2011
With no related allowance recorded:
Commercial	$6,035	$—
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	14,583	—
With an allowance recorded:
Commercial	21,078	89
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	22,798	187

Total Commercial	64,494	276

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.
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

Old National’s past due financing receivables as of March 31, 2011 and December 31, 2010 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
March 31, 2011
Commercial	$3,374	$763	$313	$34,595	$39,045	$1,235,267
Commercial Real Estate:
Construction	616	—	—	2,789	3,405	117,026
Other	2,997	628	117	68,702	72,444	1,025,540
Consumer:
Heloc	577	135	130	1,250	2,092	252,981
Auto	4,538	496	84	2,185	7,303	479,113
Other	1,447	322	41	2,236	4,046	172,730
Residential	7,452	177	—	9,689	17,318	762,446

Total	$21,001	$2,521	$685	$121,446	$145,653	$4,045,103

December 31, 2010
Commercial	$2,543	$583	$79	$25,488	$28,693	$1,182,706
Commercial Real Estate:
Construction	—	—	—	—	—	101,016
Other	992	98	—	30,416	31,506	809,873
Consumer:
Heloc	849	477	189	1,903	3,418	244,875
Auto	5,791	1,316	120	2,331	9,558	487,544
Other	1,129	972	184	2,088	4,373	175,184
Residential	9,126	1,589	—	8,719	19,434	645,271

Total	$20,430	$5,035	$572	$70,945	$96,982	$3,646,469

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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2011, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million, consisting of $3.6 million of commercial loans and $1.2 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $1.6 million. At December 31, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million, consisting of $3.8 million of commercial loans and $1.0 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $1.6 million.

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
Purchased Impaired Loans
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.
Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Of these acquired credit impaired loans, $2.3 million in carrying balances did not meet the criteria to be accounted for under the guidance of ASC 310-30. For the loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

March 31,
(dollars in thousands)	2011
Commercial	$2,329
Commercial real estate	32,721
Consumer	150
Residential	705

Outstanding balance	$35,905

Carrying amount, net of allowance of $0	$35,905

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $7.0 million at the date of acquisition. Accretion of $1.2 million has been recorded as loan interest income through March 31, 2011.
Accretable yield, or income expected to be collected, is as follows:

(dollars in thousands)
Balance at January 1, 2011	$—
New loans purchased	7,001
Accretion of income	(1,234)
Reclassifications from (to) nonaccretable difference	—
Disposals/other adjustments	51

Balance at March 31, 2011	$5,818

For those purchased loans disclosed above, Old National established no allowance for loan losses during the first quarter of 2011. No allowances for loan losses were reversed during the first quarter of 2011 regarding these loans.
Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

March 31,
(dollars in thousands)	2011
Contractually required payments receivable of loans purchased during the year:
Commercial	$11,428
Commercial real estate	67,007
Consumer	463
Residential	1,306

$80,204

Cash flows expected to be collected at acquisition	$49,800

Fair value of acquired loans at acquisition	$42,798

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2011 and 2010:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	67,532	893	68,425

Balance, March 31, 2011	$195,543	$40,766	$236,309

Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, March 31, 2010	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2010 and determined that no impairment existed as of this date. Old National recorded $68.4 million of goodwill in the first quarter of 2011 associated with the acquisition of Monroe Bancorp.

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2011 and December 31, 2010 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2011
Amortized intangible assets:
Core deposit	$34,975	$(15,933)	$19,042
Customer business relationships	25,753	(15,029)	10,724
Customer trust relationships	2,320	(89)	2,231
Customer loan relationships	4,413	(1,672)	2,741

Total intangible assets	$67,461	$(32,723)	$34,738

December 31, 2010
Amortized intangible assets:
Core deposit	$26,810	$(14,646)	$12,164
Customer business relationships	25,753	(14,581)	11,172
Customer loan relationships	4,413	(1,571)	2,842

Total intangible assets	$56,976	$(30,798)	$26,178

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. Total amortization expense associated with other intangible assets for the three months ended March 31 was $1.9 million in 2011 and $1.6 million in 2010.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2011 remaining	$5,462
2012	6,503
2013	5,535
2014	4,566
2015	3,788
Thereafter	8,884

Total	$34,738

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2011:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2011
Outstanding at March 31, 2011	$488	$366,103	$7,668	$374,259
Average amount outstanding	2,304	359,666	8,873	370,843
Maximum amount outstanding at any month-end	17,178	366,103	8,855
Weighted average interest rate:
During three months ended March 31, 2011	0.07%	0.16%	0.09%	0.16%
At March 31, 2011	—	0.13	—	0.13
Other Short-term Borrowings
Treasury Investment Program
As of March 31, 2011, Old National had $7.7 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At March 31, 2011, the effective interest rate on these funds was 0%.
NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands)	2011	2010
Old National Bancorp:
Junior subordinated debenture (variable rates of 2.06% to 3.36% and fixed rates of 6.52% to 7.15%) maturing July 2033 to June 2037	$16,000	$8,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	13,000	—
ASC 815 fair value hedge and other basis adjustments	(2,455)	(36)
Old National Bank:
Securities sold under agreements to repurchase (variable rate 3.10%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.58%) maturing June 2012 to January 2023	211,610	211,696
Subordinated bank notes (fixed rates of 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,296	4,307
ASC 815 fair value hedge and other basis adjustments	(2,885)	(2,056)

Total other borrowings	$439,566	$421,911

Contractual maturities of other borrowings at March 31, 2011, were as follows:

(dollars in thousands)
Due in 2011	$150,035
Due in 2012	688
Due in 2013	75,918
Due in 2014	92,560
Due in 2015	16,763
Thereafter	108,942
SFAS 133 fair value hedge and other basis adjustments	(5,340)

Total	$439,566

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.32% at March 31, 2011, and December 31, 2010. These borrowings are collateralized by investment securities and residential real estate loans up to 150% of outstanding debt.
SUBORDINATED NOTES
In 2011, Old National acquired Monroe Bancorp. Included in the acquisition was $13 million of 10% subordinated notes. As shown in the table above, these subordinated notes mature June 2019. Old National may redeem the notes, in whole or in part, beginning June 30, 2012. According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of March 31, 2011, $13 million of the subordinated notes qualified as Tier 2 Capital for regulatory purposes.
SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of March 31, 2011, none of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, these subordinated bank notes mature October 2011. Capital treatment ceased October 2010, or one year prior to the maturity date.
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

In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities had a cumulative annual distribution rate of 6.27% until March 2010 and now carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National, at any time, may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities.
In 2011, Old National acquired Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II in conjunction with its acquisition of Monroe Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II. Monroe Bancorp Capital Trust I issued $3.0 million in preferred securities in July 2006. The preferred securities carry a fixed rate of interest of 7.15% until October 7, 2011 and thereafter a variable rate of interest priced at the three-month LIBOR plus 1.60%. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Capital Trust I. Monroe Bancorp Statutory Trust II issued $5.0 million in preferred securities in March 2007. The preferred securities carry a fixed rate of interest of 6.52% until June 15, 2012 and thereafter a variable rate of interest priced at the three-month LIBOR plus 1.60%. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Statutory Trust II. Old National, at any time, may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after October 7, 2011 (for debentures owned by Monroe Bancorp Capital Trust I) and on or after June 15, 2012 (for debentures owned by Monroe Bancorp Statutory Trust II), and in whole or in part following the occurrence and continuance of certain adverse federal income tax or capital treatment events.
CAPITAL LEASE OBLIGATION
On January 1, 2004, Old National entered into a long-term capital lease obligation for a branch office building in Owensboro, Kentucky, which extends for 25 years with one renewal option for 10 years. The economic substance of this lease is that Old National is financing the acquisition of the building through the lease and accordingly, the building is recorded as an asset and the lease is recorded as a liability. The fair value of the capital lease obligation was estimated using a discounted cash flow analysis based on Old National’s current incremental borrowing rate for similar types of borrowing arrangements.
At March 31, 2011, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2011 remaining	$292
2012	390
2013	390
2014	410
2015	410
Thereafter	10,494

Total minimum lease payments	12,386
Less amounts representing interest	8,090

Present value of net minimum lease payments	$4,296

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $285 thousand to the Retirement Plan in 2011.
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
Old National contributed $56 thousand to cover benefit payments from the Restoration Plan during the first three months of 2011. Old National expects to contribute an additional $99 thousand to cover benefit payments from the Restoration Plan during the remainder of 2011.
The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Interest cost	$525	$497
Expected return on plan assets	(676)	(490)
Recognized actuarial loss	689	401
Settlement	213	—

Net periodic benefit cost	$751	$408

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At March 31, 2011, 0.9 million shares remained available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock.
Stock Options
The Company did not grant any stock options during the first three months of 2011. Old National recorded $23 thousand of stock based compensation expense, net of tax, during the first three months of 2011 as compared to $41 thousand for the first three months of 2010.
In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.
Restricted Stock Awards
The Company granted 116 thousand time-based restricted stock awards to certain key officers during 2011, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2011, unrecognized compensation expense was estimated to be $2.6 million for unvested restricted share awards.

Old National recorded expense of $0.2 million, net of tax benefit, during the first three months of 2011, compared to expense of $0.2 million during the first three months of 2010 related to the vesting of restricted share awards. Included in the first three months of 2010 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants.
Restricted Stock Units
The Company granted 156 thousand shares of performance based restricted stock units to certain key officers during 2011, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.
Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first three months of 2011. Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first three months of 2010. Included in the first three months of 2011 is the reversal of $13 thousand of expense associated with certain performance-based restricted stock grants.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Provision at statutory rate of 35%	$7,333	$4,119
Tax-exempt income	(2,390)	(2,661)
State income taxes	394	85
Interim period effective rate adjustment	(796)	—
Other, net	(23)	156

Income tax expense (benefit)	$4,518	$1,699

Effective tax rate	21.6%	14.4%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2011 based on the current estimate of the effective annual rate.
For the three months ended March 31, 2011, the effective tax rate was higher than the three months ended March 31, 2010. The higher tax rate in the first three months of 2011 is the result of an increase in pre-tax book income while tax-exempt income remained relatively stable.
No valuation allowance was recorded at March 31, 2011 and 2010 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2011	2010
Balance at January 1	$4,553	$8,500
Additions (reductions) based on tax positions related to the current year	2	164

Balance at March 31	$4,555	$8,664

Approximately $0.76 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $195.0 million at both March 31, 2011 and December 31, 2010, respectively. The March 31, 2011 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2010 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2011, the notional amount of the interest rate lock commitments and forward commitments were $17.9 million and $18.1 million, respectively. At December 31, 2010, the notional amount of the interest rate lock commitments and forward commitments were $7.7 million and $9.3 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $408.9 million and $408.9 million, respectively, at March 31, 2011. At December 31, 2010, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $419.2 million and $419.2 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,507	Other assets	$4,766

Total derivatives designated as hedging instruments		$3,507		$4,766

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$24,530	Other assets	$28,269
Commodity contracts	Other assets	574	Other assets	132
Foreign exchange contracts	Other assets	—	Other assets	—
Mortgage contracts	Other assets	309	Other assets	254

Total derivatives not designated as hedging instruments		$25,413		$28,655

Total derivative assets		$28,920		$33,421

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$—	Other liabilities	$—

Total derivatives designated as hedging instruments		$—		$—

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$25,004	Other liabilities	$28,928
Commodity contracts	Other liabilities	574	Other liabilities	132
Foreign exchange contracts	Other liabilities	—	Other liabilities	—
Mortgage contracts	Other liabilities	—	Other liabilities	—

Total derivatives not designated as hedging instruments		$25,578		$29,060

Total derivative liabilities		$25,578		$29,060

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2011 and 2010 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		March 31, 2011	March 31, 2010
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$752	$1,041
Interest rate contracts (2)	Other income / (expense)	147	622

Total		$899	$1,663

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$386	$393

Total		$386	$393

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$—
Interest rate contracts (3)	Other income / (expense)	185	1
Mortgage contracts	Mortgage banking revenue	56	(186)

Total		$241	$(185)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010, which was granted in part and denied in part on August 6, 2010. The Court has calendared a trial date of February 13, 2012. Old National filed its fourth motion for summary judgment in April 2011 that has the potential to dispose of the case if granted by the Court. In addition, a mediation session was held in March 2011 and settlement discussions continue between Old National and the Plaintiffs. Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit and intends to continue to vigorously defend the lawsuit. There can be no assurance, however, that Old National will be successful. While discovery on damages is not complete, the Company does not believe its exposure to the Plaintiffs, if any, is material based on information it currently has available. As such, the Company has not recorded a liability relating to the lawsuit in its accompanying Consolidated Balance Sheets.
In November 2010, Old National was named in a class action lawsuit, much like many other banks, challenging Old National Bank’s checking account practices. The plaintiff seeks damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiff, and has filed a motion to dismiss that is pending with the Court. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.
In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of March 31, 2011, $22.7 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.4 million per year.
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of March 31, 2011, Old National had closed 22 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.
In January 2011, Old National acquired Monroe Bancorp. Included in the acquisition are two leased branches, a leased operations center, five leased ATM locations and leased space in three retirement centers. The leases have terms of one to five years. Under the lease agreements, Old National is obligated to pay a base rent of approximately $0.3 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.063 billion and standby letters of credit of $76.7 million at March 31, 2011. At March 31, 2011, approximately $966 million of the loan commitments had fixed rates and $97 million had floating rates, with the fixed interest rates ranging from 1% to 13.25%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2011 and December 31, 2010, the balance of the allowance for unfunded loan commitments was $3.1 million and $3.8 million, respectively.

At March 31, 2011 and December 31, 2010, Old National had credit extensions of $26.9 million and $25.7 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At both March 31, 2011 and December 31, 2010, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $20.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2011, the notional amount of standby letters of credit was $76.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million. At December 31, 2010, the notional amount of standby letters of credit was $74.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at March 31, 2011.
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

Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended March 31, 2011
Net interest income	$69,089	$(7,171)	$(551)	$61,367
Provision for loan losses	3,312	—	—	3,312
Noninterest income	22,016	2,427	18,378	42,821
Noninterest expense	62,177	1,414	16,334	79,925
Income (loss) before income taxes	25,616	(6,158)	1,493	20,951
Total assets	4,483,814	3,500,133	101,363	8,085,310
Three months ended March 31, 2010
Net interest income	$61,725	$(5,688)	$(920)	$55,117
Provision for loan losses	9,306	—	(25)	9,281
Noninterest income	21,537	4,236	17,219	42,992
Noninterest expense	60,028	1,281	15,751	77,060
Income (loss) before income taxes	13,928	(2,733)	573	11,768
Total assets	3,991,808	3,716,264	110,178	7,818,250
Included in net interest income for the three months ended March 31, 2011 in the Community Banking segment is approximately $8.1 million associated with the acquisition of Monroe Bancorp. The decrease in provision for loan losses is primarily attributable to a decrease in net charge-offs. Noninterest expense includes $7.9 million of costs associated with the addition of Monroe Bancorp. These costs were partially offset by our on-going cost containment initiatives.
NOTE 19 — FAIR VALUE
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

Old National used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Trading securities: The fair value for trading securities is determined by quoted market prices (Level 1).
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Trading securities	$3,861	$3,861	$—	$—
Investment securities available-for-sale:
U.S. Treasury	62,754	62,754	—	—
U.S. Government-sponsored entities and agencies	373,546	—	373,546	—
Mortgage-backed securities — Agency	989,751	—	989,751	—
Mortgage-backed securities — Non-agency	112,124	—	112,124	—
States and political subdivisions	342,179	—	342,179	—
Pooled trust preferred securities	9,306	—	—	9,306
Other securities	161,636	—	161,636	—
Residential loans held for sale	3,144	—	3,144	—
Derivative assets	28,920	—	28,920	—
Financial Liabilities
Derivative liabilities	25,578	—	25,578	—

There were no significant transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities during the three months ended March 31, 2011.

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$62,550	$62,550	$—	$—
U.S. Government-sponsored entities and agencies	315,133	—	315,133	—
Mortgage-backed securities — Agency	944,446	—	944,446	—
Mortgage-backed securities — Non-agency	126,806	—	126,806	—
States and political subdivisions	348,924	—	348,924	—
Pooled trust preferred securities	8,400	—	—	8,400
Other securities	153,963	—	153,963	—
Residential loans held for sale	3,819	—	3,819	—
Derivative assets	34,082	—	34,082	—
Financial Liabilities
Derivative liabilities	29,721	—	29,721	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2011	$8,400
Accretion/(amortization) of discount or premium	(18)
Payments received	—
Credit loss write-downs	—
Increase/(decrease) in fair value of securities	924

Ending balance, March 31, 2011	$9,306

Included in the income statement are $18 thousand of expense included in interest income from the amortization of premiums on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/(amortization) of discount or premium	(32)
Payments received	—
Credit loss write-downs	—
Increase/(decrease) in fair value of securities	(637)

Ending balance, March 31, 2010	$11,729

Included in the income statement are $32 thousand of expense included in interest income from the amortization of premiums on securities and no credit losses included in noninterest income. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2011 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$32,956	—	—	$32,956

Impaired commercial and commercial real estate loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $49.9 million, with a valuation allowance of $17.0 million at March 31, 2011. Old National recorded $4.3 million of provision expense associated with these loans for the three months ended March 31, 2011.

Fair Value Measurements at December 31, 2010 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans	$22,833	—	—	$22,833

Impaired commercial and commercial real estate loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $36.4 million, with a valuation allowance of $13.6 million at December 31, 2010. Old National recorded $7.1 million of provision expense associated with these loans in 2010.
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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $49 thousand and $83 thousand of interest income for residential loans held for sale for the three months ended March 31, 2011 and 2010, respectively.
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
As of March 31 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$3,144	$73	$3,071

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2011:
Changes in Fair Value for the Three Months ended March 31, 2011, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$94	$—	$(1)	$93

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2010:
Changes in Fair Value for the Three Months ended March 31, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option

Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(223)	$—	$—	$(223)

The carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2011 and December 31, 2010 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
March 31, 2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$412,978	$412,978
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	276,735	277,000
Mortgage-backed securities — Agency	106,082	108,472
State and political subdivisions	217,136	207,272
Other securities	7,319	7,192
Federal Home Loan Bank stock	34,260	34,260
Loans, net (including impaired loans):
Commercial	1,247,122	1,280,685
Commercial real estate	1,185,865	1,238,052
Residential real estate	777,035	809,214
Consumer credit	907,985	959,597
Accrued interest receivable	42,311	42,311

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,421,424	$1,421,424
NOW, savings and money market deposits	2,993,998	2,993,998
Time deposits	1,644,507	1,683,741
Short-term borrowings:
Federal funds purchased	488	488
Repurchase agreements	366,103	366,104
Other short-term borrowings	7,668	7,668
Other borrowings:
Junior subordinated debenture	16,000	13,349
Subordinated notes	13,000	13,549
Repurchase agreements	50,000	53,563
Federal Home Loan Bank advances	211,610	220,080
Subordinated bank notes	150,000	153,761
Capital lease obligation	4,296	5,178
Accrued interest payable	10,644	10,644
Standby letters of credit	535	535

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,472

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$251,552	$251,552
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	303,265	301,809
Mortgage-backed securities — Agency	117,013	119,080
State and political subdivisions	217,381	204,379
Other securities	551	375
Federal Home Loan Bank stock	31,937	31,937
Loans, net (including impaired loans):
Commercial	1,185,194	1,220,464
Commercial real estate	909,742	952,885
Residential real estate	662,396	710,865
Consumer credit	913,810	969,263
Accrued interest receivable	42,971	42,971

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,276,024	$1,276,024
NOW, savings and money market deposits	2,711,644	2,711,644
Time deposits	1,475,257	1,520,093
Short-term borrowings:
Federal funds purchased	1,663	1,663
Repurchase agreements	287,414	287,416
Other short-term borrowings	9,155	9,155
Other borrowings:
Junior subordinated debenture	8,000	7,998
Repurchase agreements	50,000	54,104
Federal Home Loan Bank advances	211,696	220,531
Subordinated bank notes	150,000	154,420
Capital lease obligation	4,307	5,138
Accrued interest payable	7,860	7,860
Standby letters of credit	518	518

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,311
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
Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the amounts of these financial instruments, see Notes 16 and 17.

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three months ended March 31, 2011 and 2010, and financial condition as of March 31, 2011, compared to March 31, 2010, and December 31, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
During the first quarter of 2011, net income available to common shareholders was $16.4 million, compared to $10.1 million for the period ending March 31, 2010. Diluted earnings per share available to common shareholders were $0.17 per share, compared to diluted earnings per share of $0.12 in the first quarter of 2010. The provision for loan losses was $3.3 million for the first quarter of 2011 compared to $9.3 million for the first quarter of 2010. Annualized, net charge-offs improved from 0.72% in the first quarter of 2010 to 0.27% of average loans in the first quarter of 2011.
On January 1, 2011, Old National acquired 100% of Monroe Bancorp (“Monroe”) in an all stock transaction. Monroe is headquartered in Bloomington, Indiana and has 15 banking centers. The acquisition strengthens Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Monroe received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million. Further discussion of the Monroe acquisition is included in Note 3 to the consolidated financial statements.
In accordance with accounting for business combinations, the acquired assets and liabilities were recorded at their estimated fair value upon acquisition. The determination of the fair value of the loans resulted in a significant write-down in the value of certain loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. The accretion of the loan mark, along with other fair value adjustments, favorably impacted our net interest income by $3.7 million in the first quarter. The determination of fair value is based on cash flow expectations. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Changes in our cash flow expectations could impact net interest income. Any decline in expected cash flows is referred to as impairment and recorded as provision expense during the period. Improvement in cash flow expectations, once any previously recorded impairment is recaptured, would be recognized prospectively as an adjustment to the yield on the loans.
Overall credit quality remains well-controlled. Our allowance for loan losses at March 31, 2011, was $72.7 million, or 1.74% of total loans, compared to an allowance of $72.3 million, or 1.93% of total loans at December 31, 2010, and $72.1 million, or 1.94% of total loans at March 31, 2010. The ratio of allowance to non-performing loans decreased to 60% at March 31, 2011, compared to 102% at December 31, 2010. This change was driven in large part by the addition of $419.4 million of loans acquired as part of the Monroe acquisition. In accordance with accounting for business combinations, there was no allowance brought forward on any of the loans acquired from Monroe. Credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are generally represented by the nonaccretable balance.
Management continues to focus on expense management and remains committed to expense reduction and improving efficiency. Total non-interest expenses have increased $2.9 million year-over-year. Noninterest expenses for the first quarter of 2011 included $7.9 million of cost associated with Monroe, of which $3.5 million related to acquisition and integration costs. Full time equivalent employees declined 3.3% since March 31, 2010, despite the addition of 177 FTE associated with the Monroe Bancorp acquisition.

Our balance sheet remains well positioned with regulatory capital ratios above well-capitalized levels and we continue to look at opportunities for franchise growth.
On April 11, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), announced that it entered into an Agreement and Plan of Merger with Integra Bank pursuant to which ONTC will acquire the trust business of Integra, which currently has approximately $386.8 million assets under management. ONTC will pay Integra $1.25 million in an all cash transaction and anticipates acquisition-related costs will be approximately $0.1 million. Subject to regulatory approval and the satisfaction of closing conditions, the transaction is expected to close by June 30, 2011 and will bring total assets under management to $4.4 billion. The two companies also entered into a servicing agreement whereby Old National Wealth Management advisors immediately began serving Integra wealth management and trust clients.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2011	2010	Change
Income Statement Summary:
Net interest income	$61,367	$55,117	11.3%
Provision for loan losses	3,312	9,281	(64.3)
Noninterest income	42,821	42,992	(0.4)
Noninterest expense	79,925	77,060	3.7
Other Data:
Return on average common equity	6.78%	4.74%
Efficiency ratio	74.55	75.68
Tier 1 leverage ratio	8.44	9.44
Net charge-offs to average loans	0.27	0.70
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 58% of revenues at March 31, 2011. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Net interest income	$61,367	$55,117
Taxable equivalent adjustment	3,020	3,711

Net interest income — taxable equivalent	$64,387	$58,828

Average earning assets	$7,118,867	$7,066,530

Net interest margin	3.45%	3.12%
Net interest margin — fully taxable equivalent	3.62%	3.33%
Net interest income was $61.4 million for the three months ended March 31, 2011, up from the $55.1 million reported for the three months ended March 31, 2010. Taxable equivalent net interest income was $64.4 million for the three months ended March 31, 2011, up from the $58.8 million reported for the three months ended March 31, 2010. The net interest margin on a fully taxable equivalent basis was 3.62% for the three months ended March 31, 2011, compared to 3.33% for the three months ended March 31, 2010. The increase in both net interest income and net interest margin is primarily due to the acquisition of Monroe Bancorp on January 1, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The decrease in the yield on interest earning assets was less than the decrease in the cost of interest-bearing liabilities. The yield on average earning assets decreased 13 basis points from 4.60% to 4.47%. The cost of interest-bearing liabilities decreased 49 basis points from 1.60% to 1.11%.
Average earning assets were $7.119 billion for the three months ended March 31, 2011, compared to $7.067 billion for the three months ended March 31, 2010, an increase of 0.7%, or $52.3 million. Included in average earning assets at March 31, 2011 is approximately $580.3 million from the Monroe Bancorp acquisition. Significantly affecting average earning assets at March 31, 2011 compared to March 31, 2010, was the increase in the size of the loan portfolio combined with decreases in the size of the investment portfolio and interest earning cash balances at the Federal Reserve. A $380.3 million increase in average loans was partially offset by a $233.8 million decrease in average investment securities and a $94.2 million decrease in interest earning cash balances. The increase in average loans is a result of the Monroe Bancorp acquisition. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and securities sales were used to reduce wholesale funding. Commercial and commercial real estate loans continue to be affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Year over year, the loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets.
Also positively affecting margin was an increase in noninterest-bearing demand deposits combined with decreases in time deposits and other borrowings. In the first quarter of 2011, we prepaid $17.2 million of FHLB advances. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was $3.3 million for the three months ended March 31, 2011, compared to $9.3 million for the three months ended March 31, 2010. The lower provision in 2011 is primarily attributable to a decrease in net charge-offs.

Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2011 was $42.8 million, a decrease of $0.2 million, or 0.4%, from the $43.0 million reported for the three months ended March 31, 2010.
Net securities gains were $1.2 million for the three months ended March 31, 2011, compared to net securities gains of $3.0 million for the three months ended March 31, 2010. Included in the first quarter of 2011 is a $0.3 million charge for other-than-temporary-impairment on two non-agency mortgage-backed securities. Included in the first quarter of 2010 is a $0.5 million charge for other-than-temporary-impairment on six non-agency mortgage-backed securities.
Wealth management fees were $5.1 million for the three months ended March 31, 2011 as compared to $4.3 million for the three months ended March 31, 2010. The increase was primarily due to the acquisition of Monroe Bancorp.
Service charges and overdraft fees on deposit accounts were $11.6 million for the three months ended March 31, 2011, compared to $11.9 million for the three months ended March 31, 2010. The decrease in revenue is primarily attributable to a decrease in fee income for overdrafts and returned items. Service charges and overdraft fees were negatively impacted by new regulatory requirements in the third quarter of 2010. The negative impact was partially mitigated with adjustments to our product pricing structure late in the third quarter of 2010.
Debit card and ATM fees were $5.9 million for the three months ended March 31, 2011, compared to $5.5 million for the three months ended March 31, 2010. The increase in debit card usage is primarily attributable to the Monroe Bancorp acquisition.
Mortgage banking revenue was $1.0 million for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010. Mortgage fee revenue increased as a result of higher loan production and our decision to sell more loans to the secondary market.
Investment product fees increased $0.5 million, or 26.4%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of increases in annuity fees and other investment fees.
Revenue from company-owned life insurance was $1.2 million for the three months ended March 31, 2011, compared to $0.8 million for the three months ended March 31, 2010. Approximately $159 thousand of the increase in revenue was as a result of the Monroe Bancorp acquisition. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues from company-owned life insurance in 2009 and while revenues slowly improved in 2010 and should continue to improve in future years, we anticipate revenue will remain below 2008 levels in future years.
Fluctuations in the value of our derivatives resulted in a gain on derivatives of $0.3 million in the first quarter of 2011 as compared to a gain on derivatives of $0.6 million in the first quarter of 2010.
Other income decreased $0.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was primarily as a result of losses on sales of foreclosed properties.
Noninterest Expense
Noninterest expense for the three months ended March 31, 2011, totaled $79.9 million, an increase of $2.9 million, or 3.7%, from the $77.1 million recorded for the three months ended March 31, 2010. The acquisition of Monroe Bancorp was the primary reason for the increase in noninterest expenses. Noninterest expense for Monroe Bancorp totaled $7.9 million, which includes approximately $3.5 million of acquisition and integration costs.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2011, salaries and benefits were $44.5 million compared to $42.4 million for the three months ended March 31, 2010. Included in the first quarter of 2011 is $4.2 million, including severance, of expense associated with the acquisition of the Monroe Bancorp, which occurred on January 1, 2011. Offsetting this increase was the effect of the reduction in the number of employees over the past twelve months and a $1.0 million decrease in profit sharing expense.
Data processing expense increased $0.6 million for the three months ended March 31 2011, compared to the three months ended March 31, 2010, primarily as a result of deconversion fees associated with the acquisition of Monroe Bancorp.
Professional fees increased $0.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase is primarily attributable to legal and other professional fees associated with the acquisition of Monroe Bancorp in the first quarter of 2011.
Loan expense increased $0.2 million, or 19.7%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase is primarily attributable to loan expense associated with the acquisition of Monroe Bancorp.
Supplies expense decreased $0.2 million, or 21.4%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease is primarily attributable to our cost containment efforts.
For the three months ended March 31, 2011, FDIC assessment expense was $2.2 million compared to $2.4 million for the three months ended March 31, 2010. The decrease is primarily due to adjustments in the assessment rate. In the fourth quarter of 2009, the FDIC announced that it would require insured institutions to prepay their estimated 2010, 2011 and 2012 assessments in December 2009. As of March 31, 2011, our prepaid assessment was $23.8 million and will be expensed over the next two years as the actual FDIC assessments are determined. We anticipate that our future quarterly FDIC expense will be lower than the $2.2 million realized in the first quarter of 2011 due to the change in the FDIC assessment base and rate calculation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.
The increase in the expense for amortization of intangibles is primarily due to the core deposit intangible and trust relationship intangible associated with the acquisition of Monroe Bancorp and subsequent amortization of these assets.
Other expense for the three months ended March 31, 2011, totaled $2.2 million, a decrease of $0.4 million compared to the three months ended March 31, 2010. The provision for unfunded commitments decreased $0.2 million for the first quarter of 2011 as compared to the first quarter of 2010. Included in the three months ended March 30, 2010 is approximately $0.1 million in filing fees for the common stock offering that occurred in late 2009.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 21.6% for the three months ended March 31, 2011, compared to 14.4% for the three months ended March 31, 2010. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2011 based on the current estimate of the effective annual rate. The tax rate increased in the first quarter of 2011 as a result of an increase in pre-tax book income while tax-exempt income remained relatively stable. See Note 14 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At March 31, 2011, our assets were $8.085 billion, a 3.4% increase compared to March 31, 2010 assets of $7.818 billion, and an increase of 11.3% compared to December 31, 2010 assets of $7.264 billion. The increase is primarily a result of the acquisition of Monroe Bancorp, which occurred on January 1, 2011. The increase in loan balances and interest earning cash balances over the past twelve months has more than offset the decrease in investment securities. We are continuing to reduce our reliance on higher cost deposits and wholesale funding. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $7.176 billion at March 31, 2011, an increase of 2.0% from March 31, 2010.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $106.1 million of 15- and 20-year fixed-rate mortgage pass-through securities, $276.7 million of U.S. government-sponsored entity and agency securities and $217.1 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2011. During the second quarter of 2010, approximately $143.8 million of state and political subdivision securities were transferred from the available-for-sale portfolio to our held-to-maturity portfolio at fair value.
Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.9 million at March 31, 2011.
At March 31, 2011, the total investment securities portfolio was $2.697 billion compared to $3.006 billion at March 31, 2010, a decrease of $309.5 million or 10.3%. Investment securities increased $66.3 million compared to December 31, 2010, an increase of 2.5%. Investment securities represented 37.6% of earning assets at March 31, 2011, compared to 42.7% at March 31, 2010, and 40.3% at December 31, 2010. The increase in investment securities since December 31, 2010 is a result of the Monroe Bancorp acquisition. Included in the March 31, 2011 investment securities portfolio is approximately $139.4 million related to our acquisition of Monroe Bancorp. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and cash flows from calls and maturities of securities were used to reduce wholesale funding. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of March 31, 2011, management does not intend to sell any available-for-sale securities with an unrealized loss position.
The investment securities available-for-sale portfolio had net unrealized gains of $13.7 million at March 31, 2011, an increase of $14.7 million compared to net unrealized losses of $1.0 million at March 31, 2010, and an increase of $7.3 million compared to net unrealized gains of $6.4 million at December 31, 2010. A $0.3 million charge was recorded during the first three months of 2011 related to other-than-temporary-impairment on two non-agency mortgage-backed securities. A $3.9 million charge was recorded during full year 2010 related to other-than-temporary-impairment on three pooled trust preferred securities and ten non-agency mortgage-backed securities. See Note 5 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 4.25% at March 31, 2011, compared to 4.45% at March 31, 2010, and 4.23% at December 31, 2010. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.71% for the three months ended March 31, 2011, compared to 4.41% for the three months ended March 31, 2010, and 3.92% for the three months ended March 31, 2010.
Residential Loans Held for Sale
Residential loans held for sale were $3.1 million at March 31, 2011, compared to $4.0 million at March 31, 2010, and $3.8 million at December 31, 2010. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations, timing of loan sales to the secondary market and the percentage of residential loans being retained. The majority of new production during 2010 was retained in Old National’s loan portfolio, resulting in lower residential loans held for sale. During 2011, it is anticipated that Old National will return to selling the majority of new loan production.
We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.1 million and $0.1 million as of March 31, 2011 and March 31, 2010, respectively. At December 31, 2010, the aggregate fair value equaled the unpaid principal balance.
Finance Leases Held for Sale
At December 31, 2009, Old National had finance leases held for sale of $55.3 million. During 2010, management decided to transfer leases from held for sale back to the loan portfolio due to decreased levels of loan production. The leases were transferred at the lower of cost or fair value. No losses were recorded in connection with the transfer. There were no finance leases held for sale at March 31, 2011 or December 31, 2010, respectively.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 34.7% of earning assets at March 31, 2011, an increase from 32.2% at March 31, 2010, and an increase from 33.0% at December 31, 2010. At March 31, 2011, commercial and commercial real estate loans were $2.493 billion, an increase of $225.3 million since March 31, 2010, and an increase of $338.9 million since December 31, 2010. Included in the total for March 31, 2011 is approximately $341.3 million related to our acquisition of Monroe Bancorp. In the second quarter of 2010, $50.9 million of finance leases were moved from held for sale back to the loan portfolio. In addition, weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At March 31, 2011, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $126.2 million or 12.1% compared to March 31, 2010, and decreased $6.7 million or 0.7% since December 31, 2010. Included in the total for March 31, 2011 is approximately $40.3 million related to our acquisition of Monroe Bancorp. Payments on existing loans have more than offset new loan production.
Residential Real Estate Loans
At March 31, 2011, residential real estate loans held in our loan portfolio were $779.8 million, an increase of $115.1 million, or 17.3%, from December 31, 2010 and an increase of $376.8 million, or 93.5%, from March 31, 2010. In addition to organic loan production, March 31, 2011 totals also include approximately $37.6 million acquired from Monroe Bancorp. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. Over the past twelve months new loan production has been greater than payments on existing loans.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at March 31, 2011, totaled $271.0 million, an increase of $72.4 million compared to $198.6 million at March 31, 2010, and an increase of $76.9 million compared to $194.1 million at December 31, 2010. During the first quarter of 2011, we recorded $78.9 million of goodwill and other intangible assets associated with the acquisition of Monroe Bancorp. Approximately $76.6 million is included in the “Community Banking” column for segment reporting and $2.3 million is included in the “Other” column for segment reporting. The remaining decreases were the result of standard amortization expense related to the other intangible assets.
Other Assets
Other assets have increased $34.9 million, or 17.9%, since December 31, 2010, primarily as a result of increases in deferred tax assets, other real estate owned and receivables. Partially offsetting these increases is a decrease from the fluctuation in the fair value of derivative financial instruments.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.874 billion at March 31, 2011, an increase of 1.8% from $6.750 billion at March 31, 2010, and an increase of 11.2% from $6.183 billion at December 31, 2010. Included in total funding were deposits of $6.060 billion at March 31, 2011, an increase of $368.4 million, or 6.5%, compared to March 31, 2010, and an increase of $597.0 million compared to December 31, 2010. Included in total deposits at March 31, 2011 is $627.5 million from the acquisition of Monroe Bancorp. Noninterest-bearing deposits increased 20.5%, or $241.6 million, compared to March 31, 2010. Time deposits decreased 11.2%, or $207.6 million, while money market deposits decreased 7.3%, or $28.0 million, compared to March 31, 2010. NOW deposits increased 17.5%, or $215.6 million, compared to March 31, 2010. Savings deposits increased 14.0%, or $146.8 million compared to March 31, 2010. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2011, wholesale borrowings, including short-term borrowings and other borrowings, decreased $244.5 million, or 23.1%, from March 31, 2010 and increased $93.7 million or 13.0%, from December 31, 2010, respectively. Included in wholesale funding at March 31, 2011 is $91.7 million from the acquisition of Monroe Bancorp. Wholesale funding as a percentage of total funding was 11.8% at March 31, 2011, compared to 15.7% at March 31, 2010, and 11.6% at December 31, 2010. Short-term borrowings have increased $16.3 million since March 31, 2010 while long-term borrowings have decreased $260.8 million since March 31, 2010. In the first quarter of 2011, we prepaid $17.2 million of FHLB advances. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities have increased $25.5 million, or 12.6%, since December 31, 2010, primarily as a result of an increase in payables associated with securities trades that did not settle until early April 2011 and the timing of that payment.
Capital
Shareholders’ equity totaled $984.0 million at March 31, 2011, compared to $855.5 million at March 31, 2010, and $878.8 million at December 31, 2010. The March 31, 2011 balance includes approximately $90.1 million from the approximately 7.6 million shares of common stock that were issued in the acquisition of Monroe Bancorp.

We paid cash dividends of $0.07 per share for the three months ended March 31, 2011, which reduced equity by $6.6 million. We paid cash dividends of $0.07 per share for the three months ended March 31, 2010, which reduced equity by $6.1 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.3 million during the three months ended March 31, 2011, and $0.5 million during the three months ended March 31, 2010. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $4.3 million during the three months ended March 31, 2011, and increased equity by $6.9 million during the three months ended March 31, 2010. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $0.9 million during the three months ended March 31, 2011, compared to $0.6 million during the three months ended March 31, 2010.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2011, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios decreased at December 31, 2010 primarily due to our redemption of $100 million of 8% trust preferred securities. Regulatory capital ratios at March 31, 2011 include the issuance of approximately 7.6 million shares of common stock, valued at approximately $90.1 million, in the acquisition of Monroe Bancorp during the first quarter of 2011.
As of March 31, 2011, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2011	2010	2010
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.44%	9.44%	9.01%
Tier 1 capital to risk-adjusted total assets	4.00	12.81	14.23	13.57
Total capital to risk-adjusted total assets	8.00	14.32	16.08	14.83
Shareholders’ equity to assets	N/A	12.17	10.94	12.10
RISK MANAGEMENT
Overview
Management, with the oversight of the Board of Directors through its Risk and Credit Policy Committee and its Funds Management Committee, has in place company-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks that we face: credit, market, and liquidity.
Credit Risk
Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At March 31, 2011, we had non-agency collateralized mortgage obligations with a fair value of $112.1 million or approximately 5.5% of the available-for-sale securities portfolio. The net unrealized loss on these securities at March 31, 2011, was approximately $1.5 million.

We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During the first quarter of 2011 we sold one non-agency mortgage-backed security with an amortized cost basis of approximately $10.0 million that was below investment grade. During the fourth quarter of 2010 we sold two non-agency mortgage-backed securities with an amortized cost basis of approximately $38.4 million that were below investment grade. Seven of these securities were rated below investment grade as of March 31, 2011. During the first quarter of 2011, we experienced $0.3 million of other-than-temporary-impairment losses on two of these securities, which was recorded as a credit loss in earnings. During 2010, we experienced $4.1 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $1.1 million is included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2011, we had pooled trust preferred securities with a fair value of approximately $9.3 million, or 0.5% of the available-for-sale securities portfolio. During the first quarter of 2011, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at March 31, 2011, the unrealized loss on our pooled trust preferred securities was approximately $18.1 million. During 2010, three of these securities experienced $0.9 million of other-than-temporary-impairment, all of which was recorded as a credit loss in earnings.
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
Included in the held-to-maturity category at March 31, 2011 are approximately $106.1 million of agency mortgage-backed securities and $217.1 million of municipal securities at amortized cost.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $359.6 million at March 31, 2011.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At March 31, 2011, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On January 1, 2011, Old National closed on its acquisition of Monroe Bancorp. The acquisition added $419.4 million of loans and $9.2 million of foreclosed properties. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that $21.2 million met the definition of criticized, $19.0 million were considered classified, and $39.1 million were doubtful. As of March 31, 2011, our preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.
Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual loans
Commercial	$34,595	$24,298	$25,488
Commercial real estate	71,491	25,876	30,416
Residential real estate	9,689	9,416	8,719
Consumer	5,671	8,554	6,322

Total nonaccrual loans	121,446	68,144	70,945
Renegotiated loans not on nonaccrual	—	—	—
Past due loans (90 days or more and still accruing)
Commercial	313	1,063	79
Commercial real estate	117	—	—
Residential real estate	—	—	—
Consumer	255	251	493

Total past due loans	685	1,314	572
Foreclosed properties	14,124	9,606	5,591

Total under-performing assets	$136,255	$79,064	$77,108

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$223,359	$160,479	$174,341
Other classified assets (3)	92,517	158,483	105,572
Criticized loans	115,798	104,861	84,017

Total criticized and classified assets	$431,674	$423,823	$363,930

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	2.90%	1.83%	1.90%
Under-performing assets/total loans and foreclosed properties (1)	3.24	2.12	2.06
Under-performing assets/total assets	1.69	1.01	1.06
Allowance for loan losses/under-performing assets	53.39	91.19	93.78

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 7 non-agency mortgage-backed securities and 1 corporate security at March 31, 2011.
Loan charge-offs, net of recoveries, totaled $2.9 million for the three months ended March 31, 2011, a decrease of $3.8 million from the three months ended March 31, 2010. Annualized, net charge-offs to average loans were 0.27% for the three months ended March 31, 2011, as compared to 0.72% for the three months ended March 31, 2010.
Under-performing assets totaled $136.3 million at March 31, 2011, an increase of $57.2 million compared to $79.1 million at March 31, 2010, and an increase of $59.2 million compared to $77.1 million at December 31, 2010. As a percent of total loans and foreclosed properties, under-performing assets at March 31, 2011, were 3.24%, an increase from the March 31, 2010 ratio of 2.12% and an increase from the December 31, 2010 ratio of 2.06%. Nonaccrual loans were $121.4 million at March 31, 2011, compared to $68.1 million at March 31, 2010, and $70.9 million at December 31, 2010. The acquisition of Monroe Bancorp is the primary reason for the increases.

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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. All of our troubled debt restructurings were included with nonaccrual loans at March 31, 2011 and consisted of $3.6 million of commercial loans and $1.2 million of commercial real estate loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2010 and consisted of $3.8 million of commercial loans and $1.0 million of commercial real estate loans.
Management will continue its efforts to reduce the level of under-performing loans and will also consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $431.7 million at March 31, 2011, an increase of $7.9 million from March 31, 2010, and an increase of $67.8 million from December 31, 2010. The acquisition of Monroe Bancorp is the primary reason for the increases. Other classified assets include $92.5 million, $158.5 million and $105.6 million of investment securities that fell below investment grade rating at March 31, 2011, March 31, 2010 and December 31, 2010, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2011, the allowance for loan losses was $72.7 million, an increase of $0.6 million compared to $72.1 million at March 31, 2010, and an increase of $0.4 million compared to $72.3 million at December 31, 2010. The primary reasons for the increase in the allowance from March 31, 2010 to March 31, 2011 was an increase of approximately $4.0 million in specific allocation related to credit deterioration primarily in the commercial loan portfolio, which more than offset a decrease in general loan allocations of $0.9 million in the commercial portfolio and a $2.5 million reduction for consumer loans. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.74% at March 31, 2011, compared to 1.94% at March 31, 2010, and 1.93% at December 31, 2010. The provision for loan losses for the three months ended March 31, 2011, was $3.3 million compared to $9.3 million for the three months ended March 31, 2010. The lower provision in 2011 is primarily attributable to a decrease in net charge-offs.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $3.1 million reserve for unfunded loan commitments is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.8 million at December 31, 2010. The lower reserve is the result of a decline in unfunded commitments and reduced line utilization estimates..
Market Risk
Market risk is the risk that the estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

The objective of our interest rate management process is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintaining adequate levels of funding and liquidity.
Potential cash flows, sales, or replacement value of many of our assets and liabilities, especially those that earn or pay interest, are sensitive to changes in the general level of interest rates. This interest rate risk arises primarily from our normal business activities of gathering deposits and extending loans. Many factors affect our exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Our earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board.
In managing interest rate risk, we, through the Funds Management Committee, a committee of the Board of Directors, establish guidelines, for asset and liability management, including measurement of short and long-term sensitivities to changes in interest rates. Based on the results of our analysis, we may use different techniques to manage changing trends in interest rates including:
•	adjusting balance sheet mix or altering interest rate characteristics of assets and liabilities;

•	changing product pricing strategies;

•	modifying characteristics of the investment securities portfolio; or

•	using derivative financial instruments, to a limited degree.
A key element in our ongoing process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on the Company. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year and a two-year cumulative horizon. The model assumes a semi-static balance sheet and measures the impact on net interest income relative to a base case scenario of hypothetical changes in interest rates over 24 months. The scenarios include prepayment assumptions, changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates in order to capture the impact from re-pricing, yield curve, option, and basis risks.
Results of our simulation modeling, which assumes an immediate, parallel shift in market interest rates, project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenario.

	Changes in Net Interest Income
Immediate	One Year Horizon				Two Year Cumulative Horizon
Change in the	3/31/2011		3/31/2010		3/31/2011		3/31/2010
Level of Interest	$ Change		$ Change		$ Change		$ Change
Rates	(000s)	% Change	(000s)	% Change	(000s)	% Change	(000s)	% Change
+ 3.00%	(4,648)	-1.92%	1,662	0.71%	4,484	0.92%	22,560	4.86%
+ 2.00%	(1,766)	-0.73%	3,477	1.49%	7,637	1.56%	25,443	5.48%
+ 1.00%	830	0.34%	4,215	1.80%	7,609	1.56%	24,274	5.23%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA
At March 31, 2011, our simulated exposure to an increase in interest rates reflects a slightly asset sensitive balance sheet over one year if rates increase by 1% and a slightly liability sensitivity balance sheet if rates increase by 2% or 3%. This indicates that our net interest income would increase slightly if rates increase by 1%, but decrease if rates increase by 2% or 3%. Over a two year period, the model reflects a slightly asset sensitive balance sheet in all rate scenarios; indicating that during a period of rising interest rates, our net interest income would increase. As a result of the already low interest rate environment, we did not include a 100 basis point falling scenario.
The changes in the rate sensitivity of the balance sheet from March 31, 2010 to March 31, 2011, are attributable to the acquisition of Monroe Bank on January 1, 2011, smaller investment and wholesale funding portfolios, and changes to the deposit mix.

During the prior twelve months, we utilized several strategies to position the Company in the current low rate environment to be relatively neutral to further interest rate increases. For example, management has focused on reducing the duration of the investment portfolio at a time when a greater volume of fixed rate, whole loan mortgages were being held on the balance sheet. During the same period, deposits have increased and funds have been retained in our Federal Reserve Account. Modeling results as of March 31, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.
Old National also has longer term interest rate risk exposure, which may not be appropriately measured by Net Interest Income at Risk modeling. We use Economic Value of Equity (EVE) sensitivity analysis to evaluate the impact of long term cash flows on earnings and capital. EVE modeling involves discounting present values of all cash flows for on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. The amount of base case economic value and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet. EVE simulation results are shown below, relative to base case.

	Economic Value of Equity
Immediate Change in	3/31/2011		3/31/2010
the Level of Interest	$ Change		$ Change
Rates	(millions)	% Change	(millions)	% Change
+ 3.00%	(146)	-15.76%	(145)	-16.26%
+ 2.00%	(99)	-10.74%	(87)	-9.73%
+ 1.00%	(19)	-2.04%	(27)	-3.05%
- 1.00%	NA	NA	NA	NA
At March 31, 2011, Old National’s Economic Value of Equity (“EVE”) scenarios indicated more negative changes to economic value in rising interest rate scenarios compared to March 31, 2010. These changes in EVE modeling results were primarily driven by mix changes within the balance sheet. Additionally, EVE results were impacted by a reduction in the size of the investment portfolio, decreased use of wholesale funding, and a change in the mix within the loan portfolio. Modeling results at March 31, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.
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
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $3.3 million at March 31, 2011, compared to an estimated fair value gain of $4.4 million at December 31, 2010. In addition, the notional amount of derivatives decreased by $1.4 million from December 31, 2010. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 15, 2011

•	Dominion Bond Rating Services has issued a stable outlook as of August 18, 2010

•	Moody’s Investor Service did not rate Old National Bancorp as of December 20, 2010.
The senior debt ratings of Old National and Old National Bank at March 31, 2011, are shown in the following table.
SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A1	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of March 31, 2011, Old National Bank had the capacity to borrow $737 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt markets. At March 31, 2011, the Parent Company’s other borrowings outstanding increased to $29.0 million as compared to $8.0 million at December 31, 2010. This increase was due to Parent Company’s assumption of Monroe Bancorp’s $13.0 million subordinated debt and $8.0 million trust preferred securities as of January 1, 2011. In the second quarter of 2010, $50.0 million of Parent Company debt matured. Old National’s Board of Directors approved the redemption of junior subordinated debentures, resulting in the trustee of ONB Capital Trust II redeeming all $100.0 million of the 8% trust preferred securities on December 15, 2010.
Old National opted in to the Temporary Account Guarantee Program (TAGP) offered in 2008 as a part of Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP). The coverage under the TAGP program has been made permanent and all funds in a “noninterest-bearing transaction account” are insured in full by the FDIC through December 31, 2012. This unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.
During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. The facility matured in April 2010 and Old National did not renew the facility.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009 Old National received a $40 million dividend from the Bank Subsidiary to repurchase the $100 million of non-voting preferred shares from the Treasury. As a result of this special dividend, Old National Bank requires approval of regulatory authority for the payment of dividends to Old National. Such approval was obtained for the payment of dividends during 2010 and currently.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.063 billion and standby letters of credit of $76.7 million at March 31, 2011. At March 31, 2011, approximately $966 million of the loan commitments had fixed rates and $97 million had floating rates, with the fixed rates ranging from 1% to 13.25%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at March 31, 2011.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at March 31, 2011:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$4,415,422	$—	$—	$—	$4,415,422
IRAs, consumer and brokered certificates of deposit	705,100	740,810	107,074	91,523	1,644,507
Short-term borrowings	374,259	—	—	—	374,259
Other borrowings	150,035	76,606	109,323	103,602	439,566
Fixed interest payments (2)	13,706	20,433	13,890	43,478	91,507
Operating leases	25,895	63,823	58,733	296,045	444,496
Other long-term liabilities (3)	384	—	—	—	384

(1)	For the remaining nine months of fiscal 2011.

(2)	Our subordinated bank notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 10.00%. All of our other long-term debt is at Libor based variable rates at March 31, 2011. The projected variable interest assumes no increase in Libor rates from March 31, 2011.

(3)	Amount expected to be contributed to the pension plans in 2011. Amounts for 2012 and beyond are unknown at this time.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.
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
Management’s analysis of probable losses in the portfolio at March 31, 2011, resulted in a range for allowance for loan losses of $7.7 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.2 million and an increase of $2.8 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.
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
There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

01/01/11 – 01/31/11	—	$—	—	2,250,000
02/01/11 – 02/28/11	32,475	11.03	32,475	2,217,525
03/01/11 – 03/31/11	—	—	—	2,217,525

Quarter-to-date 03/31/11	32,475	$11.03	32,475	2,217,525

On January 27, 2011, the Board of Directors approved the repurchase of up to 2.25 million shares of stock over a twelve month period beginning January 27, 2011 and ending January 31, 2012. During the first quarter of 2011, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

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

10.31	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.32
Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement — Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.33
Form of 2009 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.34
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

10.38
Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

10.39
Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.40
Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.41
Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.42
Form of 2010 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.43
Form of 2010 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.44
Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.45
Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

10.46
Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.47
Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.48
Form of 2011 Performance Share Award Agreement — Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.49
Form of 2011 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.50
Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

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

101
The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended March 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

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

Date: May 6, 2011