Form 10-Q
period 2011-06-30
OLD NATIONAL BANCORP /IN/
filed 2011-08-08
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 94,752,000 shares outstanding at June 30, 2011.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2011 (unaudited), December 31, 2010 and June 30, 2010 (unaudited)	3

Consolidated Statements of Income (unaudited) Three and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Six months ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3. Quantitative and Qualitative Disclosures About Market Risk	72

Item 4. Controls and Procedures	73

PART II OTHER INFORMATION	74

SIGNATURES	80

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2011	2010	2010
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$139,821	$107,368	$118,951
Money market and other interest-earning investments	195,796	144,184	307,672

Total cash and cash equivalents	335,617	251,552	426,623
Trading securities — at fair value	2,916	—	—
Investment securities — available-for-sale, at fair value
U.S. Treasury	62,746	62,550	51,707
U.S. Government-sponsored entities and agencies	387,211	315,133	818,023
Mortgage-backed securities	1,207,624	1,071,252	868,421
States and political subdivisions	368,421	348,924	366,782
Other securities	176,853	162,363	159,534

Total investment securities — available-for-sale	2,202,855	1,960,222	2,264,467
Investment securities — held-to-maturity, at amortized cost (fair value $574,174, $625,643 and $596,614 respectively)	567,708	638,210	582,068
Federal Home Loan Bank stock, at cost	19,673	31,937	36,090
Residential loans held for sale, at fair value	6,104	3,819	5,836
Loans:
Commercial	1,269,607	1,211,399	1,292,841
Commercial real estate	1,170,401	942,395	1,002,463
Residential real estate	795,442	664,705	427,838
Consumer credit, net of unearned income	881,891	924,952	1,007,961

Total loans	4,117,341	3,743,451	3,731,103
Allowance for loan losses	(70,189)	(72,309)	(71,863)

Net loans	4,047,152	3,671,142	3,659,240

Premises and equipment, net	65,915	48,775	51,457
Accrued interest receivable	42,600	42,971	45,187
Goodwill	236,313	167,884	167,884
Other intangible assets	34,114	26,178	29,181
Company-owned life insurance	245,841	226,192	225,062
Other assets	212,040	195,010	207,969

Total assets	$8,018,848	$7,263,892	$7,701,064

Liabilities
Deposits:
Noninterest-bearing demand	$1,504,632	$1,276,024	$1,170,196
Interest-bearing:
NOW	1,332,961	1,297,443	1,295,173
Savings	1,304,172	1,079,376	1,037,714
Money market	315,344	334,825	360,454
Time	1,557,978	1,475,257	1,783,437

Total deposits	6,015,087	5,462,925	5,646,974
Short-term borrowings	305,205	298,232	331,577
Other borrowings	440,470	421,911	604,356
Accrued expenses and other liabilities	249,812	202,019	243,424

Total liabilities	7,010,574	6,385,087	6,826,331

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 94,752, 87,183 and 87,171 shares issued and outstanding, respectively	94,752	87,183	87,171
Capital surplus	832,942	748,873	747,785
Retained earnings	64,178	44,018	38,617
Accumulated other comprehensive income (loss), net of tax	16,402	(1,269)	1,160

Total shareholders’ equity	1,008,274	878,805	874,733

Total liabilities and shareholders’ equity	$8,018,848	$7,263,892	$7,701,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2011	2010	2011	2010
Interest Income
Loans including fees:
Taxable	$52,047	$43,874	$102,352	$88,781
Nontaxable	2,335	2,486	4,657	4,666
Investment securities, available-for-sale:
Taxable	12,875	19,755	26,533	40,551
Nontaxable	3,320	4,224	6,841	9,080
Investment securities, held-to-maturity, taxable	6,140	5,142	12,552	9,559
Money market and other interest-earning investments	155	115	254	301

Total interest income	76,872	75,596	153,189	152,938

Interest Expense
Deposits	9,585	12,607	19,588	26,543
Short-term borrowings	114	146	258	395
Other borrowings	4,854	7,689	9,657	15,729

Total interest expense	14,553	20,442	29,503	42,667

Net interest income	62,319	55,154	123,686	110,271
Provision for loan losses	3,207	8,000	6,519	17,281

Net interest income after provision for loan losses	59,112	47,154	117,167	92,990

Noninterest Income
Wealth management fees	5,327	3,963	10,427	8,250
Service charges on deposit accounts	12,464	13,150	24,014	25,096
ATM fees	6,079	5,930	11,970	11,457
Mortgage banking revenue	909	632	1,861	1,121
Insurance premiums and commissions	9,011	8,913	19,581	19,118
Investment product fees	2,933	2,235	5,527	4,288
Company-owned life insurance	1,298	1,180	2,470	2,025
Net securities gains	666	6,008	2,165	9,511
Total other-than-temporary impairment losses	(1,433)	(2,764)	(1,732)	(4,402)
Loss recognized in other comprehensive income	1,233	—	1,233	1,133

Impairment losses recognized in earnings	(200)	(2,764)	(499)	(3,269)
Gain on derivatives	221	395	553	1,016
Gain on sale leaseback transactions	1,637	1,542	3,273	3,179
Other income	3,244	1,790	5,068	4,174

Total noninterest income	43,589	42,974	86,410	85,966

Noninterest Expense
Salaries and employee benefits	43,084	41,074	87,605	83,518
Occupancy	12,196	11,818	24,498	24,058
Equipment	2,845	2,630	5,842	5,426
Marketing	1,582	1,385	2,899	2,747
Data processing	5,770	5,634	11,835	11,149
Communication	2,644	2,473	4,978	5,160
Professional fees	2,134	2,176	4,557	3,877
Loan expense	1,125	1,108	2,212	2,016
Supplies	932	689	1,545	1,469
Loss on extinguishment of debt	—	1,381	—	1,404
FDIC assessment	1,773	1,677	3,964	4,124
Amortization of intangibles	1,838	1,504	3,762	3,126
Other expense	3,835	4,322	5,986	6,857

Total noninterest expense	79,758	77,871	159,683	154,931

Income before income taxes	22,943	12,257	43,894	24,025
Income tax expense	5,927	1,734	10,445	3,433

Net income	$17,016	$10,523	$33,449	$20,592

Net income per common share — basic	$0.18	$0.12	$0.35	$0.24
Net income per common share — diluted	0.18	0.12	0.35	0.24

Weighted average number of common shares outstanding-basic	94,479	86,786	94,456	86,769
Weighted average number of common shares outstanding-diluted	94,701	86,911	94,674	86,889

Dividends per common share	$0.07	$0.07	$0.14	$0.14
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2009	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	20,592	—	20,592	$20,592
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	15,004	15,004	15,004
Transferred securities, net of tax	—	—	—	5,360	5,360	5,360
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	681	681	681
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	481	481	481

Total comprehensive income						$42,118

Dividends — common stock	—	—	(12,175)	—	(12,175)
Common stock issued	6	67	—	—	73
Common stock repurchased	(41)	(441)	—	—	(482)
Stock based compensation expense	—	1,285	—	—	1,285
Stock activity under incentive comp plans	24	99	(35)	—	88

Balance, June 30, 2010	$87,171	$747,785	$38,617	$1,160	$874,733

Balance, December 31, 2010	$87,183	$748,873	$44,018	$(1,269)	$878,805
Comprehensive income
Net income	—	—	33,449	—	33,449	$33,449
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	17,340	17,340	17,340
Transferred securities, net of tax	—	—	—	(580)	(580)	(580)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(278)	(278)	(278)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,189	1,189	1,189

Total comprehensive income						$51,120

Acquisition — Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends — common stock	—	—	(13,263)	—	(13,263)
Common stock issued	10	101	—	—	111
Common stock repurchased	(32)	(301)	—	—	(333)
Stock based compensation expense	—	1,539	—	—	1,539
Stock activity under incentive comp plans	16	235	(26)	—	225

Balance, June 30, 2011	$94,752	$832,942	$64,178	$16,402	$1,008,274

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2011	2010
Cash Flows From Operating Activities
Net income	$33,449	$20,592

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,112	4,824
Amortization and impairment of other intangible assets	3,762	3,126
Net premium amortization on investment securities	4,242	2,567
Restricted stock expense	1,471	1,142
Stock option expense	68	143
Provision for loan losses	6,519	17,281
Net securities gains	(2,165)	(9,511)
Impairment on available-for-sale securities	499	3,269
Gain on sale leasebacks	(3,273)	(3,179)
Gain on derivatives	(553)	(1,016)
Net gains on sales and write-downs of loans and other assets	(879)	(720)
Loss on extinguishment of debt	—	1,404
Increase in cash surrender value of company owned life insurance	(2,443)	(410)
Residential real estate loans originated for sale	(51,273)	(31,936)
Proceeds from sale of residential real estate loans	56,524	44,456
Decrease in interest receivable	2,175	4,153
Decrease in other assets	12,968	8,718
Increase (decrease) in accrued expenses and other liabilities	47,072	17,465

Total adjustments	79,826	61,776

Net cash flows provided by operating activities	113,275	82,368

Cash Flows From Investing Activities
Cash and cash equivalents of acquired bank	83,604	—
Purchases of investment securities available-for-sale	(446,971)	(459,572)
Purchases of investment securities held-to-maturity	—	(65,141)
Purchase of acquired security	(1,301)	—
Proceeds from the call/repurchase of FHLB stock	14,587	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	282,800	290,365
Proceeds from sales of investment securities available-for-sale	91,372	287,771
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	73,936	20,190
Proceeds from sale of loans	4,743	3,283
Net principal collected from (loans made to) customers	59,766	141,393
Proceeds from sale of premises and equipment and other assets	342	14
Proceeds from sale leaseback of real estate	—	3,697
Purchases of premises and equipment	(2,552)	(5,508)

Net cash flows provided by investing activities	160,326	216,492

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	87,724	(18,147)
Savings, NOW and money market deposits	(8,224)	(14,250)
Time deposits	(181,399)	(224,117)
Short-term borrowings	(55,556)	433
Payments for maturities on other borrowings	(403)	(50,374)
Payments related to retirement of debt	(18,333)	(50,486)
Cash dividends paid on common stock	(13,263)	(12,175)
Common stock repurchased	(333)	(482)
Proceeds from exercise of stock options, including tax benefit	140	12
Common stock issued	111	73

Net cash flows used in financing activities	(189,536)	(369,513)

Net increase (decrease) in cash and cash equivalents	84,065	(70,653)
Cash and cash equivalents at beginning of period	251,552	497,276

Cash and cash equivalents at end of period	$335,617	$426,623

Supplemental cash flow information:
Total interest paid	$30,007	$44,484
Total taxes paid (net of refunds)	$4,605	$(2,825)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2011 and 2010, and December 31, 2010, and the results of its operations for the three and six months ended June 30, 2011 and 2010. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2010.
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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2011, these loans totaled $85.2 million, of which $44.4 million had been sold to other financial institutions and $40.8 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
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
FASB ASC 310 — In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring) impacting FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update will become effective for the Company for interim or annual reporting periods beginning on or after June 15, 2011. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
FASB ASC 860 — In April 2011, the FASB issued an update (ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements) impacting FASB ASC 860-10, Transfers and Servicing — Overall. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This update becomes effective for the Company for interim and annual reporting periods beginning on or after December 15, 2011. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
FASB ASC 820 — In May 2011, the FASB issued an update (ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs) impacting FASB ASC 820, Fair Value Measurement. The amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in shareholders’ equity and disclosures about fair value measurement, especially disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. This update becomes effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
FASB ASC 220 — In June 2011, the FASB issued an update (ASU No. 2011-05, Presentation of Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity will be required to present on the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. This update becomes effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3 — ACQUISITIONS
Monroe Bancorp
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

Cash and cash equivalents	$83,604
Investment securities	153,594
Loans	453,366
Premises and equipment	19,738
Accrued interest receivable	1,804
Company-owned life insurance	17,206
Other assets	41,538
Deposits	(653,813)
Short-term borrowings	(62,529)
Other borrowings	(37,352)
Accrued expenses and other liabilities	(6,000)

Net tangible assets acquired	11,156
Definite-lived intangible assets acquired	10,485
Goodwill	68,429

Total estimated purchase price	$90,070

Prior to the end of the measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
Of the total estimated purchase price, an estimate of $11.2 million has been allocated to net tangible assets acquired and $10.5 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 18 of these consolidated financial statement footnotes.
The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Community Banking” and “Other” segments, as described in Note 18 of these consolidated financial statement footnotes.

	Estimated
	Fair Value	Estimated
	(in millions)	Useful Lives (Years)
Core deposit intangible	$8.2	10
Trust customer relationship intangible	$2.3	12

Pro Forma Results
The following schedule includes consolidated statements of income data for the un-audited pro forma results for the periods ended June 30, 2011 and 2010 as if the Monroe acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The un-audited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Monroe acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Net interest income	$57,791	$66,100	$117,572	$129,347
Other non-interest income	43,589	45,750	86,410	91,129

Total revenue	101,380	111,850	203,982	220,476
Provision expense	3,207	11,221	6,519	20,502
Other non-interest expense	77,545	84,863	153,894	169,857

Income before income taxes	20,628	15,766	43,569	30,117
Income tax expense	5,027	1,664	10,319	3,319

Net income	$15,601	$14,102	$33,250	$26,798

Diluted earnings per share	$0.16	$0.15	$0.35	$0.28
In accordance with accounting for business combinations, there was no allowance brought forward on any of the January 1, 2011 acquired loans, as the credit losses evident in the losses were included in the determination of the fair value of the loans at the date of acquisition. Provision expense of $3.2 million was included in the three months ended June 30, 2011 and 2010 for Monroe.
Supplemental pro forma earnings for the three and six months ended June 30, 2011 were adjusted to exclude $2,169 and $5,700, respectively, of acquisition and integration-related costs. A tax rate of 38.87% was used to adjust tax provision expense for the income statement impact. Second quarter and year-to-date 2010 supplemental pro forma earnings were adjusted to include these charges.
Trust Business of Integra Bank
On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. As of the closing, the trust business had approximately $328 million in assets under management. This transaction brings the total assets under management by Old National’s Wealth Management division to approximately $4.4 billion. Old National paid Integra $1.3 million in an all cash transaction and anticipates acquisition-related costs will approximate $150 thousand. Old National recorded $1.3 million of customer relationship intangible assets which will be amortized on an accelerated basis over 12 years and is included in the “Other” segment, as described in Note 18 of the consolidated financial statement footnotes.
Subsequent Event — Integra Bank N.A.
On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company acquired approximately $1.9 billion of assets and assumed approximately $1.6 billion of liabilities, including $1.5 billion of deposits. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and foreclosed real estate. Under the terms of the loss sharing agreements, the FDIC will reimburse the Company for 80 percent of up to $275.0 million of losses on those assets, zero percent for losses between $275.0 and $467.2 million, and 80 percent for losses above $467.2 million. At the acquisition date, the Company estimated the Integra assets would incur approximately $269.0 million of losses, of which $211.2 million would be reimbursable under the loss sharing agreements as losses are realized in future periods. The loss sharing agreements provide for coverage on losses for ten years on single family residential mortgages, and five years on commercial loans. The Company recorded the acquired assets and liabilities at their estimated fair values at the acquisition date. The estimated fair value for loans reflected expected credit losses at the acquisition date and related reimbursement under the loss sharing agreements. As a result, the Company will only recognize a provision for credit losses and charge-offs on the acquired loans for any further credit deterioration, net of any expected reimbursement under the loss sharing agreements.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

	Three Months Ended	Three Months Ended
(dollars and shares in thousands, except per share data)	June 30, 2011	June 30, 2010
Basic Earnings Per Share
Net income	$17,016	$10,523

Weighted average common shares outstanding	94,479	86,786

Basic Earnings Per Share	$0.18	$0.12

Diluted Earnings Per Share
Net income	$17,016	$10,523

Weighted average common shares outstanding	94,479	86,786
Effect of dilutive securities:
Restricted stock (1)	203	114
Stock options (2)	19	11

Weighted average shares outstanding	94,701	86,911

Diluted Earnings Per Share	$0.18	$0.12

	Six Months Ended	Six Months Ended
(dollars and shares in thousands, except per share data)	June 30, 2011	June 30, 2010
Basic Earnings Per Share
Net income	$33,449	$20,592

Weighted average common shares outstanding	94,456	86,769

Basic Earnings Per Share	$0.35	$0.24

Diluted Earnings Per Share
Net income	$33,449	$20,592

Weighted average common shares outstanding	94,456	86,769
Effect of dilutive securities:
Restricted stock (1)	194	109
Stock options (2)	24	11

Weighted average shares outstanding	94,674	86,889

Diluted Earnings Per Share	$0.35	$0.24

(1)	1 and 18 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the second quarter ended June 30, 2011 and 2010, respectively, because the effect would be antidilutive. 87 and 69 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the six months ended June 30, 2011 and 2010, respectively, because the effect would be antidilutive.

(2)	Options to purchase 4,606 shares and 6,015 shares outstanding at June 30, 2011 and 2010, respectively, were not included in the computation of net income per diluted share for the second quarter and six months ended June 30, 2011 and 2010, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$17,016	$10,523	$33,449	$20,592
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains arising during the period	22,769	25,962	31,292	42,070
Reclassification for securities transferred to held-to-maturity	—	(9,371)	—	(9,371)
Reclassification adjustment for securities gains realized in income	(666)	(6,008)	(2,165)	(9,511)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(1,233)	—	(1,233)	(1,133)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	200	2,764	499	3,269
Income tax effect	(8,371)	(5,379)	(11,053)	(10,320)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	9,371	—	9,371
Amortization of fair value previously recognized into accumulated other comprehensive income	(474)	(260)	(967)	(444)
Income tax effect	190	(3,641)	387	(3,567)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(291)	357	(609)	989
Reclassification adjustment on cash flow hedges	72	72	144	144
Income tax effect	88	(171)	187	(452)
Defined benefit pension plans:
Amortization of net loss recognized in income	1,080	401	1,983	802
Income tax effect	(432)	(160)	(794)	(321)

Total other comprehensive income	12,932	13,937	17,671	21,526

Comprehensive income	$29,948	$24,460	$51,120	$42,118

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2011 and 2010:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	June 30,
(dollars in thousands)	2010	Income	2011
Unrealized gains on available-for-sale securities	$31,962	$18,093	$50,055
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(28,173)	(753)	(28,926)
Unrealized gains (losses) on held-to-maturity securities	5,667	(580)	5,087
Unrecognized gain (loss) on cash flow hedges	846	(278)	568
Defined benefit pension plans	(11,571)	1,189	(10,382)

Accumulated other comprehensive income (loss)	$(1,269)	$17,671	$16,402

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	June 30,
(dollars in thousands)	2009	Income	2010
Unrealized gains on available-for-sale securities	$19,789	$15,676	$35,465
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(27,501)	(672)	(28,173)
Unrealized gains (losses) on held-to-maturity securities	812	5,360	6,172
Unrecognized gain on cash flow hedges	187	681	868
Defined benefit pension plans	(13,653)	481	(13,172)

Accumulated other comprehensive income (loss)	$(20,366)	$21,526	$1,160

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2011
Available-for-sale
U.S. Treasury	$62,331	$415	$—	$62,746
U.S. Government-sponsored entities and agencies	384,508	2,811	(108)	387,211
Mortgage-backed securities — Agency	1,075,830	28,372	(113)	1,104,089
Mortgage-backed securities — Non-agency	105,533	740	(2,738)	103,535
States and political subdivisions	353,949	15,112	(640)	368,421
Pooled trust preferrred securities	27,349	—	(17,611)	9,738
Other securities	158,582	9,450	(917)	167,115

Total available-for-sale securities	$2,168,082	$56,900	$(22,127)	$2,202,855

Held-to-maturity
U.S. Government-sponsored entities and agencies	$245,301	$5,092	$(85)	$250,308
Mortgage-backed securities — Agency	98,374	3,424	—	101,798
States and political subdivisions	216,894	1,249	(3,199)	214,944
Other securities	7,139	—	(15)	7,124

Total held-to-maturity securities	$567,708	$9,765	$(3,299)	$574,174

December 31, 2010
Available-for-sale
U.S. Treasury	$62,206	$371	$(27)	$62,550
U.S. Government-sponsored entities and agencies	315,922	1,612	(2,401)	315,133
Mortgage-backed securities — Agency	922,005	22,926	(485)	944,446
Mortgage-backed securities — Non-agency	134,168	1,018	(8,380)	126,806
States and political subdivisions	343,970	7,503	(2,549)	348,924
Pooled trust preferrred securities	27,368	—	(18,968)	8,400
Other securities	148,203	7,816	(2,056)	153,963

Total available-for-sale securities	$1,953,842	$41,246	$(34,866)	$1,960,222

Held-to-maturity
U.S. Government-sponsored entities and agencies	$303,265	$2,247	$(3,703)	$301,809
Mortgage-backed securities — Agency	117,013	2,577	(510)	119,080
States and political subdivisions	217,381	1	(13,003)	204,379
Other securities	551	—	(176)	375

Total held-to-maturity securities	$638,210	$4,825	$(17,392)	$625,643

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

	June 30, 2011		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$136,577	$138,767	2.91%
One to five years	1,187,875	1,216,749	2.75
Five to ten years	244,519	253,300	3.70
Beyond ten years	599,111	594,039	4.32

Total	$2,168,082	$2,202,855	3.30%

Held-to-maturity
Within one year	$4,200	$4,185	1.52%
One to five years	103,160	106,603	3.59
Five to ten years	12,519	12,767	4.05
Beyond ten years	447,829	450,619	3.91

Total	$567,708	$574,174	3.84%

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Available-for-Sale
U.S. Government-sponsored entities and agencies	$5,559	$(108)	$—	$—	$5,559	$(108)
Mortgage-backed securities — Agency	76,559	(113)	66	—	76,625	(113)
Mortgage-backed securities — Non-agency	5,545	(33)	64,347	(2,705)	69,892	(2,738)
States and political subdivisions	25,092	(640)	—	—	25,092	(640)
Pooled trust preferrred securities	—	—	9,738	(17,611)	9,738	(17,611)
Other securities	540	(2)	7,139	(915)	7,679	(917)

Total available-for-sale	$113,295	$(896)	$81,290	$(21,231)	$194,585	$(22,127)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$114,336	$(85)	$—	$—	$114,336	$(85)
States and political subdivisions	129,931	(3,199)	—	—	129,931	(3,199)
Other securities	—	—	145	(15)	145	(15)

Total held-to-maturity	$244,267	$(3,284)	$145	$(15)	$244,412	$(3,299)

December 31, 2010
Available-for-Sale
U.S. Treasury	$10,944	$(27)	$—	$—	$10,944	$(27)
U.S. Government-sponsored entities and agencies	120,404	(2,401)	—	—	120,404	(2,401)
Mortgage-backed securities — Agency	160,784	(485)	483	—	161,267	(485)
Mortgage-backed securities — Non-agency	13,265	(1,696)	79,327	(6,684)	92,592	(8,380)
States and political subdivisions	94,448	(2,549)	—	—	94,448	(2,549)
Pooled trust preferrred securities	—	—	8,400	(18,968)	8,400	(18,968)
Other securities	12,283	(206)	6,204	(1,850)	18,487	(2,056)

Total available-for-sale	$412,128	$(7,364)	$94,414	$(27,502)	$506,542	$(34,866)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$111,975	$(3,703)	$—	$—	$111,975	$(3,703)
Mortgage-backed securities — Agency	67,837	(510)	—	—	67,837	(510)
States and political subdivisions	203,093	(13,003)	—	—	203,093	(13,003)
Other securities	—	—	375	(176)	375	(176)

Total held-to-maturity	$382,905	$(17,216)	$375	$(176)	$383,280	$(17,392)

Proceeds from sales and calls of securities available for sale were $308.7 million and $435.0 million for the six months ended June 30, 2011 and 2010, respectively. Gains of $3.0 million and $9.8 million were realized on these sales during 2011 and 2010, respectively, and offsetting losses of $1.0 million and $0.3 million were realized on these sales during 2011 and 2010. Also included in net securities gains for the first six months of 2011 is $106 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on three non-agency mortgage-backed securities in the amount of $0.5 million, described below. Impacting earnings in the first six months of 2010 were other-than-temporary impairment charges related to credit loss on two pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $3.3 million.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.9 million at June 30, 2011.
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

As of June 30, 2011, Old National’s security portfolio consisted of 1,077 securities, 134 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At June 30, 2011, the Company’s securities portfolio contained 14 non-agency collateralized mortgage obligations with a fair value of $103.5 million which had net unrealized losses of approximately $2.0 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of June 30, 2011, nine of these securities were rated below investment grade with grades ranging from B to CC. One of the nine securities is rated B and has a fair value of $14.4 million, one of the securities is rated B- with a fair value of $6.4 million, five of the securities are rated CCC with a fair value of $38.8 million and two of the securities are rated CC with a fair value of $24.4 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on three of these securities for the six months ended June 30, 2011. The fair value of these non-agency mortgage-backed securities remaining at June 30, 2011 was $84.1 million.
Based on an analysis of the underlying collateral, Old National recorded $3.0 million of credit losses on ten non-agency mortgage-backed securities for the six months ended June 30, 2010. The fair value of these non-agency mortgage-backed securities was $96.0 million at June 30, 2010.
Pooled Trust Preferred Securities
At June 30, 2011, the Company’s securities portfolio contained nine pooled trust preferred securities with a fair value of $9.7 million and unrealized losses of $17.6 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $5.9 million with unrealized losses of $7.2 million at June 30, 2011. These securities were rated A2 and A3 at inception, but at June 30, 2011, one security was rated BB, five securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2011, our model indicated no other-than-temporary-impairment losses on these securities.
Two of our pooled trust preferred securities with a fair value of $3.8 million and unrealized losses of $10.4 million at June 30, 2011 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
For the six months ended June 30, 2010, our model indicated other-than-temporary-impairment losses on two securities of $0.3 million, which was recorded as a credit loss in earnings. At June 30, 2010, the fair value of these two securities was $1.1 million and they remained classified as available for sale.
The two pooled trust preferred securities which were not subject to FASB ASC 325-10 had a fair value of $5.8 million and unrealized losses of $8.3 million at June 30, 2010. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our nine pooled trust preferred securities as well as four single issuer trust preferred securities. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.
As depicted in the table below, all nine securities have experienced credit defaults. However, three of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
Trust preferred securities		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
June 30, 2011		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(Dollars in Thousands)	Class	Rating (1)	Cost	Value	(Loss)	2011	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$978	$641	$(337)	$—	19/39	40.1%	15.3%	0.0%
MM Community Funding IX	B-2	C	2,081	1,094	(987)	—	20/33	34.4%	14.4%	0.0%
Reg Div Funding 2004	B-2	D	4,208	795	(3,413)	—	25/45	43.1%	12.4%	0.0%
Pretsl XII	B-1	C	2,886	1,693	(1,193)	—	50/77	30.4%	6.7%	0.0%
Pretsl XV	B-1	C	1,695	608	(1,087)	—	51/72	35.4%	10.0%	0.0%
Reg Div Funding 2005	B-1	C	311	114	(197)	—	22/49	51.3%	30.9%	0.0%
MM Community Funding II	B	BB	979	947	(32)	—	5/8	4.7%	0.0%	26.9%
Pretsl XXVII LTD	B	CC	4,823	1,154	(3,669)	—	33/49	28.1%	23.7%	23.6%
Trapeza Ser 13A	A2A	CCC-	9,388	2,692	(6,696)	—	36/56	29.2%	22.6%	34.2%

			27,349	9,738	(17,611)	—

Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB-	955	1,021	66	—
First Empire Cap (M&T)		BBB-	2,903	3,062	159	—
Fleet Cap Tr V (BOA)		BB+	3,354	2,873	(481)	—
JP Morgan Chase Cap XIII		BBB+	4,708	4,266	(442)	—

			11,920	11,222	(698)	—

Total			$39,269	$20,960	$(18,309)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2011 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Six months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	June 30, 2011	June 30, 2011
Non-agency mortgage-backed securities:
FHASI Ser 4	2007	CC	$21,098	$138	$340
HALO Ser 1R	2006	B	15,640	16	16
RFMSI Ser S10	2006	CC	4,217	46	143

			$40,955	200	499
Total other-than-temporary-impairment recognized in earnings				$200	$499

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Six months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	June 30, 2010	June 30, 2010
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$79	$79
CWALT Ser 73CB	2005	CCC	6,606	150	207
CWALT Ser 73CB	2005	CCC	8,353	324	427
CWHL 2006-10	2006	CC	10,030	105	309
CWHL 2005-20	2005	B-	10,987	7	39
FHASI Ser 4	2007	CCC	21,654	592	592
RFMSI Ser S9	2006	CC	32,070	923	923
RFMSI Ser S10	2006	CCC	4,362	74	74
RALI QS2	2006	CC	6,968	199	278
RFMSI S1	2006	CCC	5,767	—	30

			120,823	2,453	2,958

Pooled trust preferred securities:
TROPC	2003	C	2,116	165	165
MM Community Funding IX	2003	C	1,287	146	146

			3,403	311	311

Total other-than-temporary-impairment recognized in earnings				$2,764	$3,269

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2011, and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Six months	Twelve months ended
		Credit	Amortized	June 30,	December 31,		Life-to
	Vintage	Rating (1)	Cost	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$—	$79	$63	$142
CWALT Ser 73CB	2005	CCC	4,428	—	207	83	290
CWALT Ser 73CB	2005	CCC	5,388	—	427	182	609
CWHL 2006-10 (3)	2006	—	—	—	309	762	1,071
CWHL 2005-20	2005	B-	6,376	—	39	72	111
FHASI Ser 4	2007	CC	21,098	340	629	223	1,192
HALO Ser 1R	2006	B	15,640	16	—	—	16
RFMSI Ser S9 (2)	2006	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	CC	4,217	143	76	249	468
RALI QS2 (2)	2006	—		—	278	739	1,017
RFMSI S1	2006	CCC	3,351	—	30	176	206

			74,524	499	2,997	4,429	7,925
Pooled trust preferred securities:
TROPC	2003	C	978	—	444	3,517	3,961
MM Community Funding IX	2003	C	2,081	—	165	2,612	2,777
Reg Div Funding	2004	D	4,208	—	321	5,199	5,520
Pretsl XII	2003	C	2,886	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	3,767	3,767

			12,159	—	930	20,366	21,296
Total other-than-temporary- impairment recognized in earnings				$499	$3,927	$24,795	$29,221

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

(2)	Sold during fourth quarter 2010.

(3)	Sold during first quarter 2011.
NOTE 7 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At June 30, 2011 and December 31, 2010, Old National had residential loans held for sale of $6.1 million and $3.8 million, respectively.
During the first six months of 2011, commercial and commercial real estate loans held for investment of $4.7 million, including $0.1 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $4.9 million, resulting in income of $0.2 million. At June 30, 2011, there were no loans held for sale under this arrangement.
During the first six months of 2010, commercial and commercial real estate loans held for investment of $3.1 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.3 million, resulting in a recovery of $0.2 million on the loans transferred. At June 30, 2010, there were no loans held for sale under this arrangement.

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
The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Commercial (1)	$1,269,607	$1,211,399
Commercial real estate:
Construction	98,670	101,016
Other	1,071,731	841,379
Residential real estate	795,442	664,705
Consumer credit:
Heloc	255,073	248,293
Auto	486,416	497,102
Other	140,402	179,557

Subtotal	4,117,341	3,743,451
Allowance for loan losses	(70,189)	(72,309)

Net loans	$4,047,152	$3,671,142

(1)	Includes direct finance leases of $92.9 million at June 30, 2011 and $106.1 million at December 31, 2010.
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
Residential and Consumer
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National establishes a maximum loan-to-value ratio and generally requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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

Old National’s activity in the allowance for loan losses for the three months ended June 30, 2011 and 2010 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$27,190	$32,550	$10,280	$2,729	—	$72,749
Charge-offs	(3,838)	(2,274)	(2,465)	(325)	—	(8,902)
Recoveries	1,302	316	1,468	49	—	3,135
Provision	1,375	1,898	(725)	659	—	3,207

Ending balance	$26,029	$32,490	$8,558	$3,112	—	$70,189

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$27,764	$28,716	$13,967	$1,651	—	$72,098
Charge-offs	(4,498)	(3,105)	(3,456)	(748)	—	(11,807)
Recoveries	1,208	853	1,473	38	—	3,572
Provision	4,085	803	893	2,219	—	8,000

Ending balance	$28,559	$27,267	$12,877	$3,160	—	$71,863

Old National’s activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(5,169)	(2,981)	(5,853)	(1,173)	—	(15,176)
Recoveries	2,135	984	3,326	92	—	6,537
Provision	2,859	1,833	(57)	1,884	—	6,519

Ending balance	$26,029	$32,490	$8,558	$3,112	—	$70,189

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$26,869	$27,138	$13,853	$1,688	—	$69,548
Charge-offs	(7,991)	(4,841)	(8,211)	(1,676)	—	(22,719)
Recoveries	3,458	1,145	3,093	57	—	7,753
Provision	6,223	3,825	4,142	3,091	—	17,281

Ending balance	$28,559	$27,267	$12,877	$3,160	—	$71,863

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2011 and December 31, 2010 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
June 30, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$10,162	$7,736	—	—	—	$17,898

Ending balance: collectively evaluated for impairment	$14,314	$22,517	$8,558	$3,112	—	$48,501

Ending balance: loans acquired with deteriorated credit quality	$1,553	$2,237	—	—	—	$3,790

Loans and leases outstanding:
Ending balance	$1,269,607	$1,170,401	$881,891	$795,442	—	$4,117,341

Ending balance: individually evaluated for impairment	$34,099	$39,905	—	—	—	$74,004

Ending balance: collectively evaluated for impairment	$1,233,250	$1,103,054	$881,709	$794,946	—	$4,012,959

Ending balance: loans acquired with deteriorated credit quality (1)	$2,258	$27,442	$182	$496	—	$30,378

(1)	Includes $2.4 million of revolving credits not accounted for under ASC 310-30.

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,063	$8,514	—	—	—	$14,577

Ending balance: collectively evaluated for impairment	$20,141	$24,140	$11,142	$2,309	—	$57,732

Loans and leases outstanding:
Ending balance	$1,211,399	$942,395	$924,952	$664,705	—	$3,743,451

Ending balance: individually evaluated for impairment	$23,944	$29,377	—	—	—	$53,321

Ending balance: collectively evaluated for impairment	$1,187,455	$913,018	$924,952	$664,705	—	$3,690,130

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
Pass rated loans are those loans that are other than criticized, classified — substandard or classified — doubtful.
The risk category of loans, including loans acquired from Monroe Bancorp, by class of loans is as follows:

(dollars in thousands)
			Commercial Real Estate-		Commercial Real Estate-
	Commercial		Construction		Other
Corporate Credit Exposure by Internally	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Assigned Grade	2011	2010	2011	2010	2011	2010
Grade:
Pass	$1,140,817	$1,105,382	$73,436	$77,241	$906,793	$729,243
Criticized	43,263	38,629	13,458	16,223	48,847	29,161
Classified — substandard	49,337	41,899	8,905	7,552	51,702	52,559
Classified — doubtful	36,190	25,489	2,871	—	64,389	30,416

Total	$1,269,607	$1,211,399	$98,670	$101,016	$1,071,731	$841,379

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011 and December 31, 2010:

June 30, 2011	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$254,035	$484,155	$138,521	$785,635
Nonperforming	1,038	2,261	1,881	9,807

	$255,073	$486,416	$140,402	$795,442

December 31, 2010	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$246,390	$494,771	$177,470	$655,986
Nonperforming	1,903	2,331	2,087	8,719

	$248,293	$497,102	$179,557	$664,705

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. For the six months ended June 30, 2011 and 2010, the average balance of impaired loans was $62.0 million and $49.5 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans that are individually evaluated as of June 30, 2011 and December 31, 2010. Of the purchased loans, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $11.8 million migrated to classified-doubtful during the second quarter of 2011.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
June 30, 2011
With no related allowance recorded:
Commercial	$8,751	$9,986	$—
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	9,784	13,447	—
With an allowance recorded:
Commercial	25,348	28,578	10,162
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	30,121	31,897	7,736

Total Commercial	$74,004	$83,908	$17,898

December 31, 2010
With no related allowance recorded:
Commercial	$6,116	$8,001	$—
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	10,554	16,781	—
With an allowance recorded:
Commercial	17,828	20,341	6,063
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	18,823	19,849	8,514

Total Commercial	$53,321	$64,972	$14,577

The average balance of impaired loans and interest income recognized on impaired loans during the six months ended June 30, 2011 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2011
With no related allowance recorded:
Commercial	$5,529	$90
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	8,821	105
With an allowance recorded:
Commercial	21,756	86
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	25,872	134

Total Commercial	$61,978	$415

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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
Old National’s past due financing receivables as of June 30, 2011 and December 31, 2010 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
June 30, 2011
Commercial	$3,314	$1,055	$3	$36,190	$40,562	$1,229,045
Commercial Real Estate:
Construction	—	—	—	2,871	2,871	95,799
Other	1,668	513	57	64,389	66,627	1,005,104
Consumer:
Heloc	289	101	40	1,038	1,468	253,605
Auto	4,934	871	159	2,261	8,225	478,191
Other	1,263	646	179	1,881	3,969	136,433
Residential	7,154	1,079	—	9,807	18,040	777,402

Total	$18,622	$4,265	$438	$118,437	$141,762	$3,975,579

December 31, 2010
Commercial	$2,543	$583	$79	$25,488	$28,693	$1,182,706
Commercial Real Estate:
Construction	—	—	—	—	—	101,016
Other	992	98	—	30,416	31,506	809,873
Consumer:
Heloc	849	477	189	1,903	3,418	244,875
Auto	5,791	1,316	120	2,331	9,558	487,544
Other	1,129	972	184	2,088	4,373	175,184
Residential	9,126	1,589	—	8,719	19,434	645,271

Total	$20,430	$5,035	$572	$70,945	$96,982	$3,646,469

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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At June 30, 2011, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $7.5 million, consisting of $3.5 million of commercial loans and $4.0 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $3.0 million. At December 31, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million, consisting of $3.8 million of commercial loans and $1.0 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $1.6 million.

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
Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Of these acquired credit impaired loans, $2.4 million in carrying balances did not meet the criteria to be accounted for under the guidance of ASC 310-30 as they were revolving lines of credit, thus these lines have not been included in the following table. For the loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

June 30,
(dollars in thousands)	2011
Commercial	$1,733
Commercial real estate	25,532
Consumer	181
Residential	496

Outstanding balance	$27,942

Carrying amount, net of allowance of $827	$27,115

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $7.0 million at the date of acquisition. Accretion of $5.2 million has been recorded as loan interest income through June 30, 2011.

Accretable yield, or income expected to be collected, is as follows:

(dollars in thousands)
Balance at January 1, 2011	$—
New loans purchased	7,001
Accretion of income	(5,198)
Reclassifications from (to) nonaccretable difference	12,235
Disposals/other adjustments	(80)

Balance at June 30, 2011	$13,958

For those purchased loans disclosed above, Old National established a $.8 million allowance for loan losses during the first six months of 2011. The amounts in the allowance for loan losses attributable to the purchased loans disclosed above were zero and $.8 million at the beginning and end of the period, respectively. No allowances for loan losses were reversed during the first six months of 2011 regarding these loans.
Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

June 30,
(dollars in thousands)	2011
Contractually required payments receivable of loans purchased during the year:
Commercial	$8,839
Commercial real estate	52,484
Consumer	305
Residential	1,124

$62,752

Cash flows expected to be collected at acquisition (January 1, 2011)	$49,557

Fair value of acquired loans at acquisition (January 1, 2011)	$42,587

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2011 and 2010:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	67,536	893	68,429

Balance, June 30, 2011	$195,547	$40,766	$236,313

Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, June 30, 2010	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2010 and determined that no impairment existed as of this date. Old National recorded $68.4 million of goodwill in the first quarter of 2011 associated with the acquisition of Monroe Bancorp.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2011 and December 31, 2010 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2011
Amortized intangible assets:
Core deposit	$34,975	$(17,118)	$17,857
Customer business relationships	25,611	(15,421)	10,190
Customer trust relationships	3,621	(195)	3,426
Customer loan relationships	4,413	(1,772)	2,641

Total intangible assets	$68,620	$(34,506)	$34,114

December 31, 2010
Amortized intangible assets:
Core deposit	$26,810	$(14,646)	$12,164
Customer business relationships	25,753	(14,581)	11,172
Customer loan relationships	4,413	(1,571)	2,842

Total intangible assets	$56,976	$(30,798)	$26,178

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 7 to 25 years. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. Total amortization expense associated with other intangible assets for the six months ended June 30 was $3.8 million in 2011 and $3.1 million in 2010.
Estimated amortization expense for future years is as follows:

(dollars in thousands)
2011 remaining	$3,735
2012	6,684
2013	5,699
2014	4,713
2015	3,919
Thereafter	9,364

Total	$34,114

NOTE 10 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2011:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2011
Outstanding at June 30, 2011	$1,385	$294,709	$9,111	$305,205
Average amount outstanding	1,783	337,524	8,861	348,168
Maximum amount outstanding at any month-end	17,178	366,103	10,665
Weighted average interest rate:
During six months ended June 30, 2011	0.05%	0.15%	0.04%	0.15%
At June 30, 2011	—	0.14	—	0.14
Other Short-term Borrowings
As of June 30, 2011, Old National had $9.1 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At June 30, 2011, the effective interest rate on these funds was 0%.
NOTE 11 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands)	2011	2010
Old National Bancorp:
Junior subordinated debenture (variable rates of 2.00% to 3.30% and fixed rates of 6.52% to 7.15%) maturing July 2033 to June 2037	$16,000	$8,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	13,000	—
ASC 815 fair value hedge and other basis adjustments	(2,648)	(36)
Old National Bank:
Securities sold under agreements to repurchase (variable rate 3.07%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 3.47%) maturing June 2012 to January 2023	211,316	211,696
Subordinated bank notes (fixed rates of 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,284	4,307
ASC 815 fair value hedge and other basis adjustments	(1,482)	(2,056)

Total other borrowings	$440,470	$421,911

Contractual maturities of other borrowings at June 30, 2011, were as follows:

(dollars in thousands)
Due in 2011	$150,023
Due in 2012	688
Due in 2013	75,918
Due in 2014	92,560
Due in 2015	16,763
Thereafter	108,648
SFAS 133 fair value hedge and other basis adjustments	(4,130)

Total	$440,470

FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.42% and 3.32% at June 30, 2011, and December 31, 2010, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 153% of outstanding debt.
SUBORDINATED NOTES
In 2011, Old National acquired Monroe Bancorp. Included in the acquisition was $13 million of 10% subordinated notes. As shown in the table above, these subordinated notes mature June 2019. Old National may redeem the notes, in whole or in part, beginning June 30, 2012. According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of June 30, 2011, $13 million of the subordinated notes qualified as Tier 2 Capital for regulatory purposes.
SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of June 30, 2011, none of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, these subordinated bank notes mature October 2011. Capital treatment ceased October 2010, or one year prior to the maturity date.
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
At June 30, 2011, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2011 remaining	$194
2012	390
2013	390
2014	410
2015	410
Thereafter	10,494

Total minimum lease payments	12,288
Less amounts representing interest	8,004

Present value of net minimum lease payments	$4,284

NOTE 12 — EMPLOYEE BENEFIT PLANS
RETIREMENT PLAN
Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $220 thousand to the Retirement Plan in 2011.
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
Old National contributed $95 thousand to cover benefit payments from the Restoration Plan during the first six months of 2011. Old National expects to contribute an additional $60 thousand to cover benefit payments from the Restoration Plan during the remainder of 2011.
The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Interest cost	$525	$497	$1,050	$994
Expected return on plan assets	(676)	(490)	(1,352)	(980)
Recognized actuarial loss	689	401	1,378	802
Settlement	391	—	604	—

Net periodic benefit cost	$929	$408	$1,680	$816

NOTE 13 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At June 30, 2011, 2.5 million shares remained available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock.
Stock Options
The Company did not grant any stock options during the first six months of 2011. Old National recorded $41 thousand of stock based compensation expense, net of tax, during the first six months of 2011 as compared to $86 thousand for the first six months of 2010.
In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.
Restricted Stock Awards
The Company granted 119 thousand time-based restricted stock awards to certain key officers during 2011, with shares vesting in either eighteen or thirty-six month periods. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2011, unrecognized compensation expense was estimated to be $2.2 million for unvested restricted share awards.

Old National recorded expense of $0.4 million, net of tax benefit, during the first six months of 2011, compared to expense of $0.4 million during the first six months of 2010 related to the vesting of restricted share awards. Included in the first six months of 2010 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants.
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
Old National recorded $0.4 million of stock based compensation expense, net of tax, during the first six months of 2011. Old National recorded $0.3 million of stock based compensation expense, net of tax, during the first six months of 2010. Included in the first six months of 2011 is the reversal of $13 thousand of expense associated with certain performance-based restricted stock grants.
NOTE 14 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Provision at statutory rate of 35%	$8,030	$4,290	$15,363	$8,409
Tax-exempt income	(2,370)	(2,672)	(4,761)	(5,333)
State income taxes	702	162	1,096	247
Interim period effective rate adjustment	(3)	—	(799)	—
Other, net	(432)	(46)	(454)	110

Income tax expense	$5,927	$1,734	$10,445	$3,433

Effective tax rate	25.8%	14.1%	23.8%	14.3%
In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2011 based on the current estimate of the effective annual rate.
For the three and six months ended June 30, 2011, the effective tax rate was higher than the three and six months ended June 30, 2010. The higher tax rate in the second quarter and six months of 2011 is the result of an increase in pre-tax book income while tax-exempt income remained relatively stable.
No valuation allowance was recorded at June 30, 2011 and 2010 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2011	2010
Balance at January 1	$4,553	$8,500
Additions (reductions) based on tax positions related to the current year	3	(584)

Balance at June 30	$4,556	$7,916

Approximately $0.76 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $195.0 million at both June 30, 2011 and December 31, 2010, respectively. The June 30, 2011 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2010 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2011, the notional amount of the interest rate lock commitments and forward commitments were $11.2 million and $16.9 million, respectively. At December 31, 2010, the notional amount of the interest rate lock commitments and forward commitments were $7.7 million and $9.3 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $395.4 million and $395.4 million, respectively, at June 30, 2011. At December 31, 2010, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $419.2 million and $419.2 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,519	Other assets	$4,766

Total derivatives designated as hedging instruments		$4,519		$4,766

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$26,216	Other assets	$28,269
Commodity contracts	Other assets	—	Other assets	132
Mortgage contracts	Other assets	234	Other assets	254

Total derivatives not designated as hedging instruments		$26,450		$28,655

Total derivative assets		$30,969		$33,421

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$26,692	Other liabilities	$28,928
Commodity contracts	Other liabilities	—	Other liabilities	132

Total derivatives not designated as hedging instruments		$26,692		$29,060

Total derivative liabilities		$26,692		$29,060

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		June 30, 2011	June 30, 2010
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$709	$866
Interest rate contracts (2)	Other income / (expense)	222	695

Total		$931	$1,561

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$401	$382

Total		$401	$382

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$(1)	$(302)
Mortgage contracts	Mortgage banking revenue	(77)	(38)

Total		$(78)	$(340)

		Six months	Six months
		ended	ended
(dollars in thousands)		June 30, 2011	June 30, 2010
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,461	$1,907
Interest rate contracts (2)	Other income / (expense)	369	1,317

Total		$1,830	$3,224

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$787	$775

Total		$787	$775

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$184	$(301)
Mortgage contracts	Mortgage banking revenue	(21)	(224)

Total		$163	$(525)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

See	Note 19 to the consolidated financial statements.
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
In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of June 30, 2011, $24.3 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.4 million per year.
In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of June 30, 2011, Old National had closed 24 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.
In January 2011, Old National acquired Monroe Bancorp. Included in the acquisition are two leased branches, a leased operations center, five leased ATM locations and leased space in three retirement centers. The leased space in one of the retirement centers was closed in the second quarter of 2011. The leases have terms of one to five years. Under the lease agreements, Old National is obligated to pay a base rent of approximately $0.3 million per year.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.049 billion and standby letters of credit of $73.7 million at June 30, 2011. At June 30, 2011, approximately $1.011 billion of the loan commitments had fixed rates and $38 million had floating rates, with the fixed interest rates ranging from 0% to 13.25%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2011 and December 31, 2010, the balance of the allowance for unfunded loan commitments was $3.3 million and $3.8 million, respectively.
At June 30, 2011 and December 31, 2010, Old National had credit extensions of $25.6 million and $25.7 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2011 and December 31, 2010, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $18.9 million and $20.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 17 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2011, the notional amount of standby letters of credit was $73.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million. At December 31, 2010, the notional amount of standby letters of credit was $74.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at June 30, 2011.
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

Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended June 30, 2011
Net interest income	$73,975	$(11,035)	$(621)	$62,319
Provision for loan losses	3,207	—	—	3,207
Noninterest income	30,173	1,633	11,783	43,589
Noninterest expense	69,066	363	10,329	79,758
Income (loss) before income taxes	31,875	(9,765)	833	22,943
Total assets	4,405,806	3,518,480	94,562	8,018,848
Three months ended June 30, 2010
Net interest income	$62,088	$(5,991)	$(943)	$55,154
Provision for loan losses	8,000	—	—	8,000
Noninterest income	22,689	4,397	15,888	42,974
Noninterest expense	58,755	2,964	16,152	77,871
Income (loss) before income taxes	18,022	(4,558)	(1,207)	12,257
Total assets	3,916,001	3,676,436	108,627	7,701,064

Six months ended June 30, 2011
Net interest income	$143,064	$(18,206)	$(1,172)	$123,686
Provision for loan losses	6,519	—	—	6,519
Noninterest income	52,189	4,060	30,161	86,410
Noninterest expense	131,243	1,777	26,663	159,683
Income (loss) before income taxes	57,491	(15,923)	2,326	43,894
Total assets	4,405,806	3,518,480	94,562	8,018,848
Six months ended June 30, 2010
Net interest income	$123,813	$(11,679)	$(1,863)	$110,271
Provision for loan losses	17,306	—	(25)	17,281
Noninterest income	44,226	8,633	33,107	85,966
Noninterest expense	118,783	4,245	31,903	154,931
Income (loss) before income taxes	31,950	(7,291)	(634)	24,025
Total assets	3,916,001	3,676,436	108,627	7,701,064
Included in net interest income for the three and six months ended June 30, 2011 in the Community Banking segment is approximately $10.9 million and 19.1 million, respectively, associated with the acquisition of Monroe Bancorp. The decrease in provision for loan losses is primarily attributable to the changing portfolio mix and improved risk profile. Noninterest expense for the three and six months ended June 30, 2011 includes $7.0 million and 14.9 million, respectively, of costs associated with the addition of Monroe Bancorp.
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Trading securities	$2,916	$2,916	$—	$—
Investment securities available-for-sale:
U.S. Treasury	62,746	62,746	—	—
U.S. Government-sponsored entities and agencies	387,211	—	387,211	—
Mortgage-backed securities — Agency	1,104,089	—	1,104,089	—
Mortgage-backed securities — Non-agency	103,535	—	103,535	—
States and political subdivisions	368,421	—	368,421	—
Pooled trust preferred securities	9,738	—	—	9,738
Other securities	167,115	—	167,115	—
Residential loans held for sale	6,104	—	6,104	—
Derivative assets	30,969	—	30,969	—
Financial Liabilities
Derivative liabilities	26,692	—	26,692	—

There were no significant transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities during the six months ended June 30, 2011.

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$62,550	$62,550	$—	$—
U.S. Government-sponsored entities and agencies	315,133	—	315,133	—
Mortgage-backed securities — Agency	944,446	—	944,446	—
Mortgage-backed securities — Non-agency	126,806	—	126,806	—
States and political subdivisions	348,924	—	348,924	—
Pooled trust preferred securities	8,400	—	—	8,400
Other securities	153,963	—	153,963	—
Residential loans held for sale	3,819	—	3,819	—
Derivative assets	34,082	—	34,082	—
Financial Liabilities
Derivative liabilities	29,721	—	29,721	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2011	$8,400
Accretion/(amortization) of discount or premium	(35)
Payments received	(13)
Credit loss write-downs	—
Increase/(decrease) in fair value of securities	1,386

Ending balance, June 30, 2011	$9,738

Included in the income statement is $35 thousand of expense included in interest income from the amortization of premiums on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/(amortization) of discount or premium	(33)
Payments received	(10)
Credit loss write-downs	(311)
Increase/(decrease) in fair value of securities	(1,504)

Ending balance, June 30, 2010	$10,540

Included in the income statement are $33 thousand of expense included in interest income from the amortization of premiums on securities and $311 thousand of credit losses included in noninterest income. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Commercial loans	$23,233	—	—	$23,233
Commercial real estate loans	14,962	—	—	14,962
Impaired commercial and commercial real estate loans, which are measured for impairment using the fair value of the collateral, had a principal amount of $55.5 million, with a valuation allowance of $17.3 million at June 30, 2011. Old National recorded $10.0 million of provision expense associated with these loans for the six months ended June 30, 2011.

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Commercial loans	$14,721	—	—	$14,721
Commercial real estate loans	8,112	—	—	8,112
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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $51 thousand and $100 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2011, respectively. Included in the income statement are $40 thousand and $123 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2010, respectively.
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
As of June 30 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$6,104	$165	$5,939
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2011:

Changes in Fair Value for the Three Months ended June 30, 2011, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$92	$—	$—	$92

Changes in Fair Value for the Six Months ended June 30, 2011, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$186	$—	$(1)	$185
As of June 30, 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$5,836	$215	$5,621

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2010:

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2011 and December 31, 2010 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
June 30, 2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$335,617	$335,617
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	245,301	250,308
Mortgage-backed securities — Agency	98,374	101,798
State and political subdivisions	216,894	214,944
Other securities	7,139	7,124
Federal Home Loan Bank stock	19,673	19,673
Loans, net (including impaired loans):
Commercial	1,243,578	1,278,698
Commercial real estate	1,137,911	1,188,934
Residential real estate	792,330	856,152
Consumer credit	873,333	921,174
Accrued interest receivable	42,600	42,600

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,504,632	$1,504,632
NOW, savings and money market deposits	2,952,477	2,952,477
Time deposits	1,557,978	1,597,991
Short-term borrowings:
Federal funds purchased	1,385	1,385
Repurchase agreements	294,709	294,710
Other short-term borrowings	9,111	9,111
Other borrowings:
Junior subordinated debenture	16,000	13,173
Subordinated notes	13,000	13,325
Repurchase agreements	50,000	54,246
Federal Home Loan Bank advances	211,316	222,816
Subordinated bank notes	150,000	152,057
Capital lease obligation	4,284	5,218
Accrued interest payable	7,914	7,914
Standby letters of credit	533	533

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,463

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$251,552	$251,552
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	303,265	301,809
Mortgage-backed securities — Agency	117,013	119,080
State and political subdivisions	217,381	204,379
Other securities	551	375
Federal Home Loan Bank stock	31,937	31,937
Loans, net (including impaired loans):
Commercial	1,185,194	1,220,464
Commercial real estate	909,742	952,885
Residential real estate	662,396	710,865
Consumer credit	913,810	969,263
Accrued interest receivable	42,971	42,971

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,276,024	$1,276,024
NOW, savings and money market deposits	2,711,644	2,711,644
Time deposits	1,475,257	1,520,093
Short-term borrowings:
Federal funds purchased	1,663	1,663
Repurchase agreements	287,414	287,416
Other short-term borrowings	9,155	9,155
Other borrowings:
Junior subordinated debenture	8,000	7,998
Repurchase agreements	50,000	54,104
Federal Home Loan Bank advances	211,696	220,531
Subordinated bank notes	150,000	154,420
Capital lease obligation	4,307	5,138
Accrued interest payable	7,860	7,860
Standby letters of credit	518	518

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,311
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

PART I. FINANCIAL INFORMATION
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010, and financial condition as of June 30, 2011, compared to June 30, 2010, and December 31, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
During the second quarter of 2011, net income available to common shareholders was $17.0 million, compared to $10.5 million for the period ending June 30, 2010. Diluted earnings per share available to common shareholders were $0.18 per share, compared to diluted earnings per share of $0.12 in the second quarter of 2010. The provision for loan losses was $3.2 million for the second quarter of 2011 compared to $8.0 million for the second quarter of 2010. Annualized, net charge-offs improved from 0.90% in the second quarter of 2010 to 0.56% of average loans in the second quarter of 2011.
Second quarter results benefited from our January 1, 2011, acquisition of Monroe Bancorp (“Monroe”). In accordance with accounting for business combinations, the acquired assets and liabilities were recorded at their estimated fair value upon acquisition. The determination of the fair value of the loans resulted in a significant write-down in the value of certain loans, which was assigned to an accretable or nonaccretable balance, with the accretable balance being recognized as interest income over the remaining term of the loan. The accretion of the loan mark, along with other fair value adjustments, favorably impacted our net interest income by $6.7 million in the second quarter. The determination of fair value is based on cash flow expectations. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Changes in our cash flow expectations could impact net interest income. Any decline in expected cash flows is referred to as impairment and recorded as provision expense during the period. Improvement in cash flow expectations, once any previously recorded impairment is recaptured, would be recognized prospectively as an adjustment to the yield on the loans.
On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. As of closing, the trust business had approximately $328 million in assets under management. This transaction brings the total assets under management by Old National’s Wealth Management division to approximately $4.4 billion. Old National paid Integra $1.3 million in an all cash transaction and anticipates acquisition-related costs will approximate $150 thousand. Old National recorded a $1.3 million customer relationship intangible asset which will be amortized on an accelerated basis over 12 years.
Overall credit quality remains well-controlled. Our allowance for loan losses at June 30, 2011, was $70.2 million, or 1.70% of total loans, compared to an allowance of $72.3 million, or 1.93% of total loans at December 31, 2010, and $71.9 million, or 1.93% of total loans at June 30, 2010. The ratio of allowance to non-performing loans decreased to 59% at June 30, 2011, compared to 102% at December 31, 2010. This change was driven in large part by the addition of loans acquired as part of the Monroe acquisition, which had a book value of $396.4 million at June 30, 2011. In accordance with accounting for business combinations, there was no allowance brought forward on any of the loans acquired from Monroe. Credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date and are generally represented by the nonaccretable balance. During the second quarter of 2011, $3.2 million of provision expense was recorded related to these acquired loans.
Management continues to focus on expense management and remains committed to expense reduction and improving efficiency. Total non-interest expenses have increased $4.8 million year-over-year. Noninterest expenses for the first half of 2011 included $14.9 million of cost associated with Monroe, of which $5.7 million related to acquisition and integration costs. The efficiency ratio improved to 73.92% from 76.16% for the six months ended June 30, 2011 and management continues to work towards a 65% target ratio by the end of 2012.

Our balance sheet remains well positioned with regulatory capital ratios above well-capitalized levels and we continue to look at opportunities for franchise growth.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change
Income Statement Summary:
Net interest income	$62,319	$55,154	13.0%	$123,686	$110,271	12.2%
Provision for loan losses	3,207	8,000	(59.9)	6,519	17,281	(62.3)
Noninterest income	43,589	42,974	1.4	86,410	85,966	0.5
Noninterest expense	79,758	77,871	2.4	159,683	154,931	3.1
Other Data:
Return on average common equity	6.87%	4.91%		6.83%	4.83%
Efficiency ratio	73.30	76.65		73.92	76.16
Tier 1 leverage ratio	8.68	9.87		8.68	9.87
Net charge-offs to average loans	0.56	0.90		0.41	0.80
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 58% of revenues at June 30, 2011. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Net interest income	$62,319	$55,154	$123,686	$110,271
Taxable equivalent adjustment	2,908	3,470	5,928	7,181

Net interest income — taxable equivalent	$65,227	$58,624	$129,614	$117,452

Average earning assets	$7,116,897	$6,893,008	$7,117,882	$6,979,769

Net interest margin	3.50%	3.20%	3.48%	3.16%
Net interest margin — fully taxable equivalent	3.67%	3.40%	3.64%	3.37%
Net interest income was $62.3 million and $123.7 million for the three and six months ended June 30, 2011, up from the $55.2 million and $110.3 million reported for the three and six months ended June 30, 2010. Taxable equivalent net interest income was $65.2 million and $129.6 million for the three and six months ended June 30, 2011, up from the $58.6 million and $117.5 million reported for the three and six months ended June 30, 2010. The net interest margin on a fully taxable equivalent basis was 3.67% and 3.64% for the three and six months ended June 30, 2011, compared to 3.40% and 3.37% for the three and six months ended June 30, 2010. The increase in both net interest income and net interest margin is primarily due to the acquisition of Monroe Bancorp on January 1, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets benefited net interest margin by 38 basis points and 29 basis points during the three and six months ended June 30, 2011. We expect this benefit to decline each quarter and be nominal by 2013. The decrease in the yield on interest earning assets was less than the decrease in the cost of interest-bearing liabilities. The yield on average earning assets decreased 8 basis points from 4.55% to 4.47% while the cost of interest-bearing liabilities decreased 42 basis points from 1.50% to 1.08% in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average earning assets decreased 12 basis points from 4.59% to 4.47% while the cost of interest-bearing liabilities decreased 47 basis points from 1.55% to 1.08%.
Average earning assets were $7.117 billion for the three months ended June 30, 2011, compared to $6.893 billion for the three months ended June 30, 2010, an increase of 3.2%, or $223.9 million. Average earning assets were $7.118 million for the six months ended June 30, 2011, compared to $6.980 billion for the six months ended June 30, 2010, an increase of 2.0%, or $138.1 million. Included in average earning assets for the six months ended June 30, 2011 is approximately $563.9 million from the Monroe Bancorp acquisition. Significantly affecting average earning assets at June 30, 2011 compared to June 30, 2010, was the increase in the size of the loan portfolio combined with decreases in the size of the investment portfolio and interest earning cash balances at the Federal Reserve. In the year-to-date comparison, a $405.9 million increase in average loans was partially offset by a $255.8 million decrease in average investment securities and a $12.1 million decrease in interest earning cash balances. The increase in average loans is a result of the Monroe Bancorp acquisition. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and securities sales were used to reduce wholesale funding. Commercial and commercial real estate loans continue to be affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Year over year, the loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets.
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

Provision for Loan Losses
The provision for loan losses was $3.2 million for the three months ended June 30, 2011, compared to $8.0 million for the three months ended June 30, 2010. The provision for loan losses was $6.5 million for the six months ended June 30, 2011, compared to $17.3 million for the six months ended June 30, 2010. The lower provision in 2011 is primarily attributable to the changing portfolio mix and improved risk profile.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2011 was $43.6 million, an increase of $0.6 million, or 1.4%, from the $43.0 million reported for the three months ended June 30, 2010. For the six months ended June 30, 2011, noninterest income was $86.4 million, an increase of $0.4 million, or 0.5%, from the $86.0 million reported for the six months ended June 30, 2010.
Net securities gains were $0.5 million and $1.7 million for the three and six months ended June 30, 2011, compared to net securities gains of $3.2 million and $6.2 million for the three and six months ended June 30, 2010. Included in the second quarter and first six months of 2011 are securities gains of $0.7 million and $2.2 million, respectively. Partially offsetting these gains were other-than-temporary-impairment charges of $0.2 million and $0.5 million, respectively, on three non-agency mortgage-backed securities. Included in the second quarter and first six months of 2010 are securities gains of $6.0 million and $9.5 million, respectively. Partially offsetting these gains were other-than-temporary-impairment charges of $2.8 million and $3.3 million, respectively, on two pooled trust preferred securities and ten non-agency mortgage-backed securities.
Wealth management fees were $5.3 million and $10.4 million for the three and six months ended June 30, 2011, compared to $4.0 million and $8.3 million for the three and six months ended June 30, 2010. The increase was primarily due to the acquisition of Monroe Bancorp on January 1, 2011 and the trust business of Integra Bank on June 1, 2011.
Service charges and overdraft fees on deposit accounts were $12.5 million and $24.0 million for the three and six months ended June 30, 2011, compared to $13.2 million and $25.1 million for the three and six months ended June 30, 2010. The decrease in revenue is primarily attributable to a decrease in fee income for overdrafts and returned items. Service charges and overdraft fees were negatively impacted by new regulatory requirements in the third quarter of 2010. The negative impact was partially mitigated with adjustments to our product pricing structure late in the third quarter of 2010.
Debit card and ATM fees were $6.1 million and $12.0 million for the three and six months ended June 30, 2011, compared to $5.9 million and $11.5 million for the three and six months ended June 30, 2010. The increase in debit card usage is primarily attributable to the Monroe Bancorp acquisition.
Mortgage banking revenue was $0.9 million and $1.9 million for the three and six months ended June 30, 2011, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2010. Mortgage fee revenue increased as a result of fluctuation in the value of mortgage derivatives and our decision to sell more loans to the secondary market.
Investment product fees were $2.9 million and $5.5 million for the three and six months ended June 30, 2011, compared to $2.2 million and $4.3 million for the three and six months ended June 30, 2010. The increases are primarily as a result of increases in annuity fees and other investment fees.
Revenue from company-owned life insurance was $2.5 million for the six months ended June 30, 2011, compared to $2.0 million for the six months ended June 30, 2010. Approximately $318 thousand of the increase in revenue was as a result of the Monroe Bancorp acquisition. During the third quarter of 2008, the crediting rate formula for the 1997 company-owned life insurance policy was amended to adopt a more conservative position and improve the overall market to book value ratio. This change resulted in lower revenues from company-owned life insurance in 2009 and while revenues began to slowly improve in 2010 and should continue to improve in future years, we anticipate revenue will remain below 2008 levels in future years.

Fluctuations in the value of our derivatives resulted in a gain on derivatives of $0.2 million and $0.6 million for the three and six months ended June 30, 2011 as compared to a gain on derivatives of $0.4 million and $1.0 million in the three and six months of 2010.
Other income increased $1.5 million and $0.9 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010. The increase in both the quarterly and year-to-date comparisons was primarily as a result of gains on sales of foreclosed properties combined with an increase in rental income from foreclosed properties.
Noninterest Expense
Noninterest expense for the three months ended June 30, 2011, totaled $79.8 million, an increase of $1.9 million, or 2.4%, from the $77.9 million recorded for the three months ended June 30, 2010. For the six months ended June 30, 2011, noninterest expense totaled $159.7 million, an increase of $4.8 million, or 3.1%, from the $154.9 million recorded for the six months ended June 30, 2010. The acquisition of Monroe Bancorp was the primary reason for the increase in noninterest expenses. Noninterest expense for Monroe Bancorp totaled $7.0 million and $14.9 million for the three and six months ended June 30, 2011, which includes approximately $2.2 million and $5.7 million of acquisition and integration costs for the three and six months ended June 30, 2011. These increases were partially offset by our on-going cost containment efforts.
Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2011, salaries and benefits were $43.1 million compared to $41.1 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, salaries and benefits were $87.6 million compared to $83.5 million for the six months ended June 30, 2010. Included in the second quarter of 2011 is $2.8 million of expense associated with the acquisition of Monroe Bancorp, which occurred on January 1, 2011 and approximately $0.9 million of expense associated with the April 1, 2011 annual merit increases. Offsetting this increase was the effect of the reduction in the number of employees over the past twelve months. Included in the first six months of 2011 is $7.0 million, including severance, of expense associated with the acquisition of the Monroe Bancorp. Offsetting this increase was the effect of the reduction in the number of employees over the past twelve months and a $1.1 million decrease in profit sharing expense.
Marketing expense increased $0.2 million for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, primarily as a result of an increase in public relations expense.
Professional fees increased $0.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increases are primarily attributable to legal and other professional fees associated with the acquisition of Monroe Bancorp in the first quarter of 2011.
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
Other expense for the three months ended June 30, 2011, totaled $3.8 million, a decrease of $0.5 million compared to the three months ended June 30, 2010. Other expense for the six months ended June 30, 2011, totaled $6.0 million, a decrease of $0.9 million compared to the six months ended June 30, 2010. Included in the second quarter of 2010 is $0.9 million of expense related to the closing of five branches and associated lease terminations.

Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 25.8% for the three months ended June 30, 2011, compared to 14.1% for the three months ended June 30, 2010. The provision for income taxes, as a percentage of pre-tax income, was 23.8% for the six months ended June 30, 2011, compared to 14.3% for the six months ended June 30, 2010. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2011 based on the current estimate of the effective annual rate. The tax rate increased in the second quarter and first six months of 2011 as a result of an increase in pre-tax book income while tax-exempt income remained relatively stable. See Note 14 to the consolidated financial statements for additional information.
FINANCIAL CONDITION
Overview
At June 30, 2011, our assets were $8.019 billion, a 4.1% increase compared to June 30, 2010 assets of $7.701 billion, and an increase of 10.4% compared to December 31, 2010 assets of $7.264 billion. The increase is primarily a result of the acquisition of Monroe Bancorp, which occurred on January 1, 2011. The increase in purchased loan balances has more than offset the decrease in investment securities and interest earning cash balances over the past twelve months. We are continuing to reduce our reliance on higher cost deposits and wholesale funding. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $7.112 billion at June 30, 2011, an increase of 2.7% from June 30, 2010.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $98.4 million of 15- and 20-year fixed-rate mortgage pass-through securities, $245.3 million of U.S. government-sponsored entity and agency securities and $216.9 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2011. During the second quarter of 2010, approximately $143.8 million of state and political subdivision securities were transferred from the available-for-sale portfolio to our held-to-maturity portfolio at fair value.
Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.9 million at June 30, 2011.
At June 30, 2011, the total investment securities portfolio was $2.793 billion compared to $2.883 billion at June 30, 2010, a decrease of $89.5 million or 3.1%. Investment securities increased $162.8 million compared to December 31, 2010, an increase of 12.4%. Investment securities represented 39.3% of earning assets at June 30, 2011, compared to 41.6% at June 30, 2010, and 40.3% at December 31, 2010. The increase in investment securities since December 31, 2010 is a result of the Monroe Bancorp acquisition. Included in the June 30, 2011 investment securities portfolio is approximately $131.4 million related to our acquisition of Monroe Bancorp. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and cash flows from calls and maturities of securities were used to reduce wholesale funding. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2011, management does not intend to sell any available-for-sale securities with an unrealized loss position.

The investment securities available-for-sale portfolio had net unrealized gains of $34.8 million at June 30, 2011, an increase of $22.5 million compared to net unrealized gains of $12.3 million at June 30, 2010, and an increase of $28.4 million compared to net unrealized gains of $6.4 million at December 31, 2010. A $0.5 million charge was recorded during the first six months of 2011 related to other-than-temporary-impairment on three non-agency mortgage-backed securities. A $3.3 million charge was recorded during the first half of 2010 related to other-than-temporary-impairment on two pooled trust preferred securities and ten non-agency mortgage-backed securities. See Note 5 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.
The investment portfolio had an average duration of 4.21% at June 30, 2011, compared to 3.39% at June 30, 2010, and 4.23% at December 31, 2010. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.57% for the three months ended June 30, 2011, compared to 4.26% for the three months ended June 30, 2010, and 3.92% for the three months ended December 31, 2010. Average yields on investment securities, on a taxable equivalent basis, were 3.64%, 4.32% and 4.15% for the six months ended June 30, 2011 and 2010, and for the year ended December 31, 2010.
Residential Loans Held for Sale
Residential loans held for sale were $6.1 million at June 30, 2011, compared to $5.8 million at June 30, 2010, and $3.8 million at December 31, 2010. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations, timing of loan sales to the secondary market and the percentage of residential loans being retained. The majority of new production during 2010 was retained in Old National’s loan portfolio, resulting in lower residential loans held for sale.
We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.2 million as of both June 30, 2011 and June 30, 2010, respectively. At December 31, 2010, the aggregate fair value equaled the unpaid principal balance.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans are the second largest classification within earning assets, representing 34.3% of earning assets at June 30, 2011, an increase from 33.1% at June 30, 2010, and an increase from 33.0% at December 31, 2010. At June 30, 2011, commercial and commercial real estate loans were $2.440 billion, an increase of $144.7 million since June 30, 2010, and an increase of $286.2 million since December 31, 2010. Included in the total for June 30, 2011 is approximately $327.2 million related to our acquisition of Monroe Bancorp. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At June 30, 2011, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $126.1 million or 12.5% compared to June 30, 2010, and decreased $43.1 million or 4.7% since December 31, 2010. Included in the total for June 30, 2011 is approximately $37.7 million related to our acquisition of Monroe Bancorp. Payments on existing loans have more than offset new loan production.

Residential Real Estate Loans
At June 30, 2011, residential real estate loans held in our loan portfolio were $795.4 million, an increase of $130.7 million, or 19.7%, from December 31, 2010 and an increase of $367.6 million, or 85.9%, from June 30, 2010. In addition to organic loan production, June 30, 2011 totals also include approximately $31.4 million acquired from Monroe Bancorp. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. Over the past twelve months new loan production has been greater than payments on existing loans.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets at June 30, 2011, totaled $270.4 million, an increase of $73.3 million compared to $197.1 million at June 30, 2010, and an increase of $76.3 million compared to $194.1 million at December 31, 2010. During the first quarter of 2011, we recorded $78.9 million of goodwill and other intangible assets associated with the acquisition of Monroe Bancorp. Approximately $76.6 million is included in the “Community Banking” column for segment reporting and $2.3 million is included in the “Other” column for segment reporting. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $6.761 billion at June 30, 2011, an increase of 2.7% from $6.583 billion at June 30, 2010, and an increase of 9.3% from $6.183 billion at December 31, 2010. Included in total funding were deposits of $6.015 billion at June 30, 2011, an increase of $368.1 million, or 6.5%, compared to June 30, 2010, and an increase of $552.2 million compared to December 31, 2010. Included in total deposits at June 30, 2011 is $636.1 million from the acquisition of Monroe Bancorp. Noninterest-bearing deposits increased 28.6%, or $334.4 million, compared to June 30, 2010. Time deposits decreased 12.6%, or $225.5 million, while money market deposits decreased 12.5%, or $45.1 million, compared to June 30, 2010. NOW deposits increased 2.9%, or $37.8 million, compared to June 30, 2010. Savings deposits increased 25.7%, or $266.5 million compared to June 30, 2010. Year over year, we have experienced an increase in noninterest-bearing demand deposits.
We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2011, wholesale borrowings, including short-term borrowings and other borrowings, decreased $190.3 million, or 20.3%, from June 30, 2010 and increased $25.5 million, or 3.5%, from December 31, 2010, respectively. Included in wholesale funding at June 30, 2011 is $41.5 million from the acquisition of Monroe Bancorp. Wholesale funding as a percentage of total funding was 11.0% at June 30, 2011, compared to 14.2% at June 30, 2010, and 11.6% at December 31, 2010. Short-term borrowings have decreased $26.4 million since June 30, 2010 while long-term borrowings have decreased $163.9 million since June 30, 2010. In the first quarter of 2011, we prepaid $17.2 million of FHLB advances. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $47.8 million, or 23.7%, from December 31, 2010, primarily as a result of an increase in payables associated with a security trade that did not settle until early July 2011 and the timing of that payment.
Capital
Shareholders’ equity totaled $1.008 billion at June 30, 2011, compared to $874.7 million at June 30, 2010, and $878.8 million at December 31, 2010. The June 30, 2011 balance includes approximately $90.1 million from the approximately 7.6 million shares of common stock that were issued in the acquisition of Monroe Bancorp.

We paid cash dividends of $0.07 and $0.14 per share for the three and six months ended June 30, 2011, which reduced equity by $13.3 million. We paid cash dividends of $0.07 and $0.14 per share for the three and six months ended June 30, 2010, which reduced equity by $12.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.3 million during the six months ended June 30, 2011, and $0.5 million during the six months ended June 30, 2010. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $16.8 million during the six months ended June 30, 2011, and increased equity by $20.4 million during the six months ended June 30, 2010. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.9 million during the six months ended June 30, 2011, compared to $1.4 million during the six months ended June 30, 2010.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2011, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios decreased at December 31, 2010 primarily due to our redemption of $100 million of 8% trust preferred securities. Regulatory capital ratios at June 30, 2011 include the issuance of approximately 7.6 million shares of common stock, valued at approximately $90.1 million, in the acquisition of Monroe Bancorp during the first quarter of 2011.
As of June 30, 2011, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	June 30,		December 31,
	Minimum	2011	2010	2010
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.68%	9.87%	9.01%
Tier 1 capital to risk-adjusted total assets	4.00	13.39	15.09	13.57
Total capital to risk-adjusted total assets	8.00	14.90	16.97	14.83
Shareholders’ equity to assets	N/A	12.57	11.36	12.10
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At June 30, 2011, we had non-agency collateralized mortgage obligations with a fair value of $103.5 million or approximately 4.7% of the available-for-sale securities portfolio. The net unrealized loss on these securities at June 30, 2011, was approximately $2.0 million.

We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During the first quarter of 2011 we sold one non-agency mortgage-backed security with an amortized cost basis of approximately $10.0 million that was below investment grade. During the fourth quarter of 2010 we sold two non-agency mortgage-backed securities with an amortized cost basis of approximately $38.4 million that were below investment grade. A decision was made to sell these securities to assist in our longer-term goal of reducing the portfolio duration and to prepare for rising interest rates. Nine non-agency mortgage-backed securities were rated below investment grade as of June 30, 2011. During the first six months of 2011, we experienced $1.7 million of other-than-temporary-impairment losses on three of these securities, of which $0.5 million was recorded as a credit loss in earnings and $1.2 million is included in other comprehensive income. During the first six months of 2010, we experienced $4.1 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $1.1 million is included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2011, we had pooled trust preferred securities with a fair value of approximately $9.7 million, or 0.4% of the available-for-sale securities portfolio. During the first six months of 2011, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at June 30, 2011, the unrealized loss on our pooled trust preferred securities was approximately $17.6 million. During the first half of 2010, two of these securities experienced $0.3 million of other-than-temporary-impairment, all of which was recorded as a credit loss in earnings.
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
Included in the held-to-maturity category at June 30, 2011 are approximately $98.4 million of agency mortgage-backed securities and $216.9 million of municipal securities at amortized cost.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $380.7 million at June 30, 2011.
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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2011, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.
On January 1, 2011, Old National closed on its acquisition of Monroe Bancorp. As of June 30, 2011, acquired loans totaled $396.4 million and there were $4.7 million of foreclosed properties. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of June 30, 2011, $19.8 million met the definition of criticized, $12.2 million were considered classified, and $38.8 million were doubtful. During the second quarter of 2011, Old National accrued $3.2 million of provision expense. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.
Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual loans
Commercial	$36,190	$22,092	$25,488
Commercial real estate	67,260	29,905	30,416
Residential real estate	9,807	8,559	8,719
Consumer	5,180	8,304	6,322

Total nonaccrual loans	118,437	68,860	70,945
Renegotiated loans not on nonaccrual	—	—	—
Past due loans (90 days or more and still accruing)
Commercial	3	—	79
Commercial real estate	57	—	—
Consumer	378	513	493

Total past due loans	438	513	572
Foreclosed properties	9,875	6,972	5,591

Total under-performing assets	$128,750	$76,345	$77,108

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$229,311	$157,716	$174,341
Other classified assets (3)	117,291	152,321	105,572
Criticized loans	105,576	100,652	84,017

Total criticized and classified assets	$452,178	$410,689	$363,930

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	2.88%	1.85%	1.90%
Under-performing assets/total loans and foreclosed properties (1)	3.12	2.04	2.06
Under-performing assets/total assets	1.61	0.99	1.06
Allowance for loan losses/under-performing assets	54.52	94.13	93.78

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 9 non-agency mortgage-backed securities and 1 corporate security at June 30, 2011.
Loan charge-offs, net of recoveries, totaled $5.8 million for the three months ended June 30, 2011, a decrease of $2.4 million from the three months ended June 30, 2010. Net charge-offs for the six months ended June 30, 2011 totaled $8.6 million compared to $15.0 million for the six months ended June 30, 2010. Annualized, net charge-offs to average loans were 0.56% and 0.41% for the three and six months ended June 30, 2011, as compared to 0.90% and 0.80% for the three and six months ended June 30, 2010.
Under-performing assets totaled $128.8 million at June 30, 2011, an increase of $52.5 million compared to $76.3 million at June 30, 2010, and an increase of $51.7 million compared to $77.1 million at December 31, 2010. As a percent of total loans and foreclosed properties, under-performing assets at June 30, 2011, were 3.12%, an increase from the June 30, 2010 ratio of 2.04% and an increase from the December 31, 2010 ratio of 2.06%. Nonaccrual loans were $118.4 million at June 30, 2011, compared to $68.9 million at June 30, 2010, and $70.9 million at December 31, 2010. The acquisition of Monroe Bancorp is the primary reason for the increases.

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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. All of our troubled debt restructurings were included with nonaccrual loans at June 30, 2011 and consisted of $3.5 million of commercial loans and $4.0 million of commercial real estate loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2010 and consisted of $3.8 million of commercial loans and $1.0 million of commercial real estate loans.
Management will continue its efforts to reduce the level of under-performing loans and will also consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets were $452.2 million at June 30, 2011, an increase of $41.5 million from June 30, 2010, and an increase of $88.3 million from December 31, 2010. The acquisition of Monroe Bancorp is the primary reason for the increases. Other classified assets include $117.3 million, $152.3 million and $105.6 million of investment securities that fell below investment grade rating at June 30, 2011, June 30, 2010 and December 31, 2010, respectively.
Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2011, the allowance for loan losses was $70.2 million, a decrease of $1.7 million compared to $71.9 million at June 30, 2010, and a decrease of $2.1 million compared to $72.3 million at December 31, 2010. The primary reasons for the decrease in the allowance from June 30, 2010 to June 30, 2011 were a $3.2 million decline in general allocation due to a lower level of non-Monroe related commercial and commercial real estate loans outstanding, and a $4.1 million reduction for consumer loans, partially offset by a $5.6 million increase in the amount of specifically determined allowance for nonaccrual commercial and commercial real estate loans, of which $3.2 million is related to Monroe loans. As a percentage of total loans excluding loans and leases held for sale, the allowance was 1.70% at June 30, 2011, compared to 1.93% at June 31, 2010, and 1.93% at December 31, 2010. The provision for loan losses for the six months ended June 30, 2011, was $6.5 million compared to $17.3 million for the six months ended June 30, 2010. The lower provision in 2011 is primarily attributable to the changing portfolio mix and improved risk profile.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $3.3 million reserve for unfunded loan commitments at June 30, 2011 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.8 million at December 31, 2010. The lower reserve is the result of a decline in unfunded commitments and reduced line utilization estimates.

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

	Changes in Net Interest Income
	One Year Horizon				Two Year Cumulative Horizon
Immediate	6/30/2011		6/30/2010		6/30/2011		6/30/2010
Change in the	$ Change		$ Change		$ Change		$ Change
Level of Interest Rates	(000s)	% Change	(000s)	% Change	(000s)	% Change	(000s)	% Change
+ 3.00%	(8,648)	-3.61%	10,228	4.55%	(1,837)	-0.39%	35,769	7.89%
+ 2.00%	(4,237)	-1.77%	9,350	4.16%	3,368	0.71%	32,738	7.22%
+ 1.00%	(229)	-0.10%	5,156	2.29%	6,290	1.32%	16,693	3.68%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA
At June 30, 2011, our simulated exposure to an increase in interest rates reflects a neutral balance sheet over one year if rates increase by 1.00% and a slightly liability sensitivity balance sheet if rates increase by 2.00% or 3.00%. This indicates that our net interest income would be flat if rates increase by 1.00%, but decrease if rates increase by 2.00% or 3.00%. Over a two year period, the model reflects a slightly asset sensitive balance sheet if rates increase 1.00% or 2.00%. If rates increase by 3.00%, our model indicates that net interest income would fall by ..39%. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

The changes in the rate sensitivity of the balance sheet from June 30, 2010 to June 30, 2011, are attributable to the acquisition of Monroe Bank on January 1, 2011 and smaller investment and wholesale funding portfolios. We also experienced a change in our deposit mix, specifically a shift to demand deposits from time deposits which are more sensitive to rate changes. Finally, we have increased our holdings of fixed rate residential real estate mortgages during this period which are less rate sensitive.
During the prior twelve months, we have utilized several strategies to position the Company in the current low rate environment to be relatively neutral to interest rate increases. For example, management has focused on reducing the size and duration of the investment portfolio at a time it has increased its holdings of fixed-rate, residential real estate mortgages. Modeling results as of June 30, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.
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

	Economic Value of Equity
	6/30/2011		6/30/2010
Immediate Change in	$ Change		$ Change
the Level of Interest Rates	(millions)	% Change	(millions)	% Change
+ 3.00%	(187)	-19.63%	(26)	-3.31%
+ 2.00%	(126)	-13.26%	11	1.40%
+ 1.00%	(34)	-3.58%	25	3.28%
- 1.00%	NA	NA	NA	NA
At June 30, 2011, Old National’s Economic Value of Equity (“EVE”) scenarios indicated more negative changes to economic value in rising interest rate scenarios compared to June 30, 2010. As noted previously, these changes in EVE modeling results were primarily driven by the addition of Monroe Bank and mix changes within the balance sheet. Additionally, EVE results were impacted by a reduction in the size of the investment portfolio, a decreased use of wholesale funding, and a change in the mix within the loan portfolio. Modeling results at June, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.
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
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. Our derivatives had an estimated fair value gain of $4.3 million at June 30, 2011, compared to an estimated fair value gain of $4.4 million at December 31, 2010. In addition, the notional amount of derivatives decreased by $36.2 million from December 31, 2010. See Note 15 to the consolidated financial statements for further discussion of derivative financial instruments.

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
The senior debt ratings of Old National and Old National Bank at June 30, 2011, are shown in the following table.
SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long		Short
	term	term	term	term	term		term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high	)	R-2 (high	)
Old National Bank	A1	P-1	BBB+	F2	A (low	)	R-1 (low	)
N/A = not applicable
As of June 30, 2011, Old National Bank had the capacity to borrow $728 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2011, the Parent Company’s other borrowings outstanding increased to $29.0 million as compared to $8.0 million at December 31, 2010. This increase was due to Parent Company’s assumption of Monroe Bancorp’s $13.0 million subordinated debt and $8.0 million trust preferred securities as of January 1, 2011. In the second quarter of 2010, $50.0 million of Parent Company debt matured. Old National’s Board of Directors approved the redemption of junior subordinated debentures, resulting in the trustee of ONB Capital Trust II redeeming all $100.0 million of the 8% trust preferred securities on December 15, 2010.
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
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.049 billion and standby letters of credit of $73.7 million at June 30, 2011. At June 30, 2011, approximately $1.011 billion of the loan commitments had fixed rates and $38 million had floating rates, with the fixed rates ranging from 0% to 13.25%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at June 30, 2011.
CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at June 30, 2011:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$4,457,109	$—	$—	$—	$4,457,109
IRAs, consumer and brokered certificates of deposit	539,492	805,759	116,966	95,761	1,557,978
Short-term borrowings	305,205	—	—	—	305,205
Other borrowings	150,023	76,606	109,323	104,518	440,470
Fixed interest payments (2)	8,634	20,808	13,876	43,399	86,717
Operating leases	17,264	63,823	58,733	296,045	435,865
Other long-term liabilities (3)	280	—	—	—	280

(1)	For the remaining six months of fiscal 2011.

(2)	Our subordinated bank notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 10.00%. All of our other long-term debt is at Libor based variable rates at June 30, 2011. The projected variable interest assumes no increase in Libor rates from June 30, 2011.

(3)	Amount expected to be contributed to the pension plans in 2011. Amounts for 2012 and beyond are unknown at this time.
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
Management’s analysis of probable losses in the portfolio at June 30, 2011, resulted in a range for allowance for loan losses of $7.1 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.0 million and an increase of $2.6 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

04/01/11 - 04/30/11	—	$0.00	—	2,217,525
05/01/11 - 05/31/11	—	—	—	2,217,525
06/01/11 - 06/30/11	—	—	—	2,217,525

Quarter-to-date 06/30/11	—	$0.00	—	2,217,525

On January 27, 2011, the Board of Directors approved the repurchase of up to 2.25 million shares of stock over a twelve month period beginning January 27, 2011 and ending January 31, 2012. During the first six months of 2011, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

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

2.3
Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

Exhibit No.	Description
3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

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
10.49
Form of 2011 Performance Share Award Agreement — Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.50
Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.51
Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

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

101
The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

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

Date: August 5, 2011