Form 10-Q
period 2011-09-30
OLD NATIONAL BANCORP /IN/
filed 2011-11-08
CIK 707179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 94,752,000 shares outstanding at September 30, 2011.

OLD NATIONAL BANCORP
FORM 10-Q
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2011 (unaudited), December 31, 2010 and September 30, 2010 (unaudited)	3

Consolidated Statements of Income (unaudited) Three and nine months ended September 30, 2011 and 2010	4

Consolidated Statements of Changes in Shareholders’ Equity (unaudited) Nine months ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3. Quantitative and Qualitative Disclosures About Market Risk	80

Item 4. Controls and Procedures	81

PART II OTHER INFORMATION	82

SIGNATURES	94

Exhibit 10.52
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

OLD NATIONAL BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2011	2010	2010
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$194,606	$107,368	$129,169
Money market and other interest-earning investments	74,623	144,184	43,102

Total cash and cash equivalents	269,229	251,552	172,271
Trading securities — at fair value	2,794	—	—
Investment securities — available-for-sale, at fair value
U.S. Treasury	65,951	62,550	51,814
U.S. Government-sponsored entities and agencies	180,934	315,133	538,148
Mortgage-backed securities	1,441,585	1,071,252	1,102,758
States and political subdivisions	391,202	348,924	336,993
Other securities	173,417	162,363	161,091

Total investment securities — available-for-sale	2,253,089	1,960,222	2,190,804
Investment securities — held-to-maturity, at amortized cost (fair value $517,427, $625,643 and $770,688 respectively)	493,282	638,210	753,835
Federal Home Loan Bank stock, at cost	34,870	31,937	36,090
Residential loans held for sale, at fair value	4,710	3,819	3,512
Loans:
Commercial	1,246,289	1,211,399	1,266,893
Commercial real estate	1,128,374	942,395	981,524
Residential real estate	865,951	664,705	482,967
Consumer credit, net of unearned income	899,446	924,952	971,756
Covered loans, net of discount	711,266	—	—

Total loans	4,851,326	3,743,451	3,703,140
Allowance for loan losses	(65,219)	(72,309)	(72,149)
Allowance for loan losses — covered loans	(303)	—	—

Net loans	4,785,804	3,671,142	3,630,991

FDIC indemnification asset	168,091	—	—
Premises and equipment, net	75,257	48,775	50,057
Accrued interest receivable	43,713	42,971	44,376
Goodwill	265,985	167,884	167,884
Other intangible assets	36,298	26,178	27,681
Company-owned life insurance	247,234	226,192	225,985
Other real estate owned	9,390	5,591	5,886
Other real estate owned — covered	31,908	—	—
Other assets	211,046	189,419	196,742

Total assets	$8,932,700	$7,263,892	$7,506,114

Liabilities
Deposits:
Noninterest-bearing demand	$1,728,548	$1,276,024	$1,267,404
Interest-bearing:
NOW	1,517,117	1,297,443	1,163,610
Savings	1,624,786	1,079,376	1,046,011
Money market	306,089	334,825	344,297
Time	1,690,723	1,475,257	1,618,115

Total deposits	6,867,263	5,462,925	5,439,437
Short-term borrowings	341,004	298,232	367,761
Other borrowings	443,884	421,911	578,282
FDIC true-up liability	14,090	—	—
Accrued expenses and other liabilities	238,764	202,019	224,950

Total liabilities	7,905,005	6,385,087	6,610,430

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 94,752, 87,183 and 87,172 shares issued and outstanding, respectively	94,752	87,183	87,172
Capital surplus	834,060	748,873	748,292
Retained earnings	74,312	44,018	44,404
Accumulated other comprehensive income (loss), net of tax	24,571	(1,269)	15,816

Total shareholders’ equity	1,027,695	878,805	895,684

Total liabilities and shareholders’ equity	$8,932,700	$7,263,892	$7,506,114

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2011	2010	2011	2010
Interest Income
Loans including fees:
Taxable	$62,706	$43,635	$165,058	$132,416
Nontaxable	2,361	2,479	7,018	7,145
Investment securities, available-for-sale:
Taxable	13,197	16,470	39,730	57,021
Nontaxable	3,331	3,620	10,172	12,700
Investment securities, held-to-maturity, taxable	5,487	6,671	18,039	16,230
Money market and other interest-earning investments	87	70	341	371

Total interest income	87,169	72,945	240,358	225,883

Interest Expense
Deposits	9,401	11,428	28,989	37,971
Short-term borrowings	132	132	390	527
Other borrowings	5,044	7,217	14,701	22,946

Total interest expense	14,577	18,777	44,080	61,444

Net interest income	72,592	54,168	196,278	164,439
Provision for loan losses	(82)	6,400	6,437	23,681

Net interest income after provision for loan losses	72,674	47,768	189,841	140,758

Noninterest Income
Wealth management fees	5,094	3,847	15,521	12,097
Service charges on deposit accounts	14,048	12,411	38,062	37,507
ATM fees	6,766	5,821	18,736	17,278
Mortgage banking revenue	699	644	2,560	1,765
Insurance premiums and commissions	8,335	8,691	27,916	27,809
Investment product fees	2,977	2,325	8,504	6,613
Company-owned life insurance	1,393	1,034	3,863	3,059
Net securities gains	2,861	3,281	5,026	12,792
Total other-than-temporary impairment losses	(140)	(39)	(1,872)	(4,441)
Loss recognized in other comprehensive income	140	—	1,373	1,133

Impairment losses recognized in earnings	—	(39)	(499)	(3,308)
Gain on derivatives	149	370	702	1,386
Gain on sale leaseback transactions	1,636	1,636	4,909	4,815
Change in FDIC indemnification asset	535	—	535	—
Other income	2,833	1,958	7,901	6,132

Total noninterest income	47,326	41,979	133,736	127,945

Noninterest Expense
Salaries and employee benefits	52,325	41,696	139,930	125,214
Occupancy	13,328	11,723	37,826	35,781
Equipment	2,878	2,623	8,720	8,049
Marketing	1,294	1,527	4,193	4,274
Data processing	5,703	5,124	17,538	16,273
Communication	2,529	2,329	7,507	7,489
Professional fees	5,905	1,600	10,462	5,477
Loan expense	1,139	980	3,351	2,996
Supplies	646	710	2,191	2,179
Loss on extinguishment of debt	—	870	—	2,274
FDIC assessment	1,657	2,077	5,621	6,201
Amortization of intangibles	2,106	1,501	5,868	4,627
Other expense	5,648	3,342	11,634	10,199

Total noninterest expense	95,158	76,102	254,841	231,033

Income before income taxes	24,842	13,645	68,736	37,670
Income tax expense	8,045	1,749	18,490	5,182

Net income	$16,797	$11,896	$50,246	$32,488

Net income per common share — basic	$0.18	$0.13	$0.53	$0.37
Net income per common share — diluted	0.18	0.13	0.53	0.37

Weighted average number of common shares outstanding—basic	94,492	86,795	94,468	86,778
Weighted average number of common shares outstanding—diluted	94,785	86,931	94,722	86,890

Dividends per common share	$0.07	$0.07	$0.21	$0.21
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’	Comprehensive
(dollars and shares in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity	Income
Balance, December 31, 2009	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	32,488	—	32,488	$32,488
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	29,295	29,295	29,295
Transferred securities, net of tax	—	—	—	5,110	5,110	5,110
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	845	845	845
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	932	932	932

Total comprehensive income						$68,670

Dividends — common stock	—	—	(18,268)	—	(18,268)
Common stock issued	13	123	—	—	136
Common stock repurchased	(41)	(442)	—	—	(483)
Stock based compensation expense	—	1,702	—	—	1,702
Stock activity under incentive comp plans	18	134	(51)	—	101

Balance, September 30, 2010	$87,172	$748,292	$44,404	$15,816	$895,684

Balance, December 31, 2010	$87,183	$748,873	$44,018	$(1,269)	$878,805
Comprehensive income
Net income	—	—	50,246	—	50,246	$50,246
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	25,222	25,222	25,222
Transferred securities, net of tax	—	—	—	(783)	(783)	(783)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(481)	(481)	(481)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,882	1,882	1,882

Total comprehensive income						$76,086

Acquisition — Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends — common stock	—	—	(19,889)	—	(19,889)
Common stock issued	15	151	—	—	166
Common stock repurchased	(33)	(308)	—	—	(341)
Stock based compensation expense	—	2,551	—	—	2,551
Stock activity under incentive comp plans	12	298	(63)	—	247

Balance, September 30, 2011	$94,752	$834,060	$74,312	$24,571	$1,027,695

(1)	See Note 5 to the consolidated financial statements.
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2011	2010
Cash Flows From Operating Activities
Net income	$50,246	$32,488

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,269	6,948
Amortization and impairment of other intangible assets	5,868	4,627
Net premium amortization on investment securities	8,060	4,860
Change in FDIC indemnification asset	(535)	—
Stock-based compensation expense	2,551	1,702
Provision for loan losses	6,437	23,681
Net securities gains	(5,026)	(12,792)
Impairment on available-for-sale securities	499	3,308
Gain on sale leasebacks	(4,909)	(4,815)
Gain on derivatives	(702)	(1,386)
Net gains on sales and write-downs of loans and other assets	(1,459)	(1,131)
Loss on extinguishment of debt	—	2,274
Increase in cash surrender value of company owned life insurance	(3,836)	(1,333)
Residential real estate loans originated for sale	(70,232)	(44,404)
Proceeds from sale of residential real estate loans	79,089	59,635
Decrease in interest receivable	5,812	4,964
Decrease in other assets	17,220	4,529
Increase (decrease) in accrued expenses and other liabilities	15,838	1,380

Total adjustments	61,944	52,047

Net cash flows provided by operating activities	112,190	84,535

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks	398,558	—
Purchase of trust assets	(1,301)	—
Net cash paid in FDIC-assisted transaction	(151,264)	—
Purchases of investment securities available-for-sale	(490,086)	(873,737)
Purchases of investment securities held-to-maturity	—	(255,828)
Proceeds from the call/repurchase of FHLB stock	14,587	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	379,727	752,062
Proceeds from sales of investment securities available-for-sale	454,110	339,629
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	147,050	37,376
Proceeds from sale of loans	4,743	3,377
Net principal collected from customers	105,354	163,149
Proceeds from sale of premises and equipment and other assets	413	17
Proceeds from sale leaseback of real estate	—	3,697
Purchases of premises and equipment	(4,184)	(6,215)

Net cash flows provided by investing activities	857,707	163,527

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Noninterest-bearing demand deposits	129,007	79,061
Savings, NOW and money market deposits	(59,887)	(153,673)
Time deposits	(762,052)	(389,439)
Short-term borrowings	(27,411)	36,617
Payments for maturities on other borrowings	(725)	(75,674)
Proceeds from issuance of other borrowings	—	50,000
Payments related to retirement of debt	(211,228)	(101,356)
Cash dividends paid on common stock	(19,889)	(18,268)
Common stock repurchased	(341)	(483)
Proceeds from exercise of stock options, including tax benefit	140	12
Common stock issued	166	136

Net cash flows used in financing activities	(952,220)	(573,067)

Net increase (decrease) in cash and cash equivalents	17,677	(325,005)
Cash and cash equivalents at beginning of period	251,552	497,276

Cash and cash equivalents at end of period	$269,229	$172,271

Supplemental cash flow information:
Total interest paid	$44,814	$62,181
Total taxes paid (net of refunds)	$4,605	$(2,775)
The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2011 and 2010, and December 31, 2010, and the results of its operations for the three and nine months ended September 30, 2011 and 2010. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2010.
All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2011 presentation. Such reclassifications had no effect on net income or shareholders’ equity.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
FASB ASC 310 — In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring) impacting FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update became effective for the Company for interim or annual reporting periods beginning on or after June 15, 2011 and did not have a material impact on the consolidated financial statements or results of operations.

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
FASB ASC 220 — In June 2011, the FASB issued an update (ASU No. 2011-05, Presentation of Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity will be required to present on the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. This update becomes effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the alternative options for presentation established in the new guidance.
FASB ASC 350 — In September 2011, the FASB issued an update (ASU No. 2011-08, Testing Goodwill for Impairment) impacting FASB ASC 350-20, Intangibles — Goodwill and Other. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
NOTE 3 — ACQUISITION AND DIVESTITURE ACTIVITY
Acquisitions
Integra Bank N.A.
On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and certain accrued interest on loans for up to 90 days.

The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.
Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations. We entered into this transaction due to the attractiveness in the pricing of the acquired loan portfolio, including the indemnification assets, and the attractiveness of immediate low cost core deposits. We also believed there were opportunities to enhance income and improve efficiencies. We believe participating with the FDIC in this assisted transaction was advantageous to the Company.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 29, 2011 acquisition date. The application of the acquisition method of accounting resulted in the recognition of $29.7 million of goodwill and $4.3 million of core deposit intangible. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. Goodwill of $29.0 million is deductible for income tax purposes.
Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements put in place, historical results for Integra are not meaningful to the Company’s results and thus no pro forma information is presented.
A summary, at fair value, of the assets acquired and liabilities assumed in the Integra transaction, as of the acquisition date, is as follows:

(dollars in thousands)
Assets Acquired
Cash and cash equivalents	$314,954
Investment securities — available for sale	452,478
Federal Home Loan Bank stock, at cost	15,226
Federal Reserve Bank stock, at cost	1,222
Residential loans held for sale	1,690
Loans — covered	727,330
Loans — non-covered	56,828
Premises and equipment	10,474
Other real estate owned	34,055
Accrued interest receivable	4,751
Goodwill	29,673
Other intangible assets	4,291
FDIC indemnification asset	167,948
Other assets	11,169

Assets acquired	$1,832,089

Liabilities Assumed
Deposits	$1,443,209
Short-term borrowings	7,654
Other borrowings	192,895
FDIC settlement payable	161,520
Other liabilities	26,811

Liabilities assumed	$1,832,089

Trust Business of Integra Bank
On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. in a transaction unrelated to the previously noted FDIC transaction. As of the closing, the trust business had approximately $328 million in assets under management. This transaction brings the total assets under management by Old National’s Wealth Management division to approximately $4.4 billion. Old National paid Integra $1.3 million in an all cash transaction and anticipates acquisition-related costs will approximate $150 thousand. Old National recorded $1.3 million of customer relationship intangible assets which will be amortized on an accelerated basis over 12 years and is included in the “Other” segment, as described in Note 20 of the consolidated financial statement footnotes.
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
Under the acquisition method of accounting, the total estimated purchase price is allocated to Monroe’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price for the Monroe acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$83,604
Investment securities	153,594
Loans	453,366
Premises and equipment	19,738
Accrued interest receivable	1,804
Company-owned life insurance	17,206
Other assets	41,538
Deposits	(653,813)
Short-term borrowings	(62,529)
Other borrowings	(37,352)
Accrued expenses and other liabilities	(6,000)

Net tangible assets acquired	11,156
Definite-lived intangible assets acquired	10,485
Goodwill	68,429

Purchase price	$90,070

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.
Of the total estimated purchase price, an estimate of $11.2 million has been allocated to net tangible assets acquired and $10.5 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 20 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Community Banking” and “Other” segments, as described in Note 20 of these consolidated financial statement footnotes.

	Estimated
	Fair Value	Estimated
	(in millions)	Useful Lives (Years)
Core deposit intangible	$8.2	10
Trust customer relationship intangible	$2.3	12
Divestiture
On October 13, 2011, Old National announced the signing of an agreement to sell the deposits of four former Integra Bank branches located in the Chicago area to First Midwest Bank. As such, these deposits are considered held for sale as of September 30, 2011. The deposits totaled approximately $185.0 million. First Midwest Bank has agreed to pay Old National 50 basis points, or approximately $0.5 million, on the transaction deposits at these four locations. Old National will retain all of the loans. The transaction is expected to close around December 3, 2011.

NOTE 4 — NET INCOME PER SHARE
The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	September 30, 2011	September 30, 2010
Basic Earnings Per Share
Net income	$16,797	$11,896

Weighted average common shares outstanding	94,492	86,795

Basic Earnings Per Share	$0.18	$0.13

Diluted Earnings Per Share
Net income	$16,797	$11,896

Weighted average common shares outstanding	94,492	86,795
Effect of dilutive securities:
Restricted stock (1)	277	126
Stock options (2)	16	10

Weighted average shares outstanding	94,785	86,931

Diluted Earnings Per Share	$0.18	$0.13

(dollars and shares in thousands,	Nine Months Ended	Nine Months Ended
except per share data)	September 30, 2011	September 30, 2010
Basic Earnings Per Share
Net income	$50,246	$32,488

Weighted average common shares outstanding	94,468	86,778

Basic Earnings Per Share	$0.53	$0.37

Diluted Earnings Per Share
Net income	$50,246	$32,488

Weighted average common shares outstanding	94,468	86,778
Effect of dilutive securities:
Restricted stock (1)	233	101
Stock options (2)	21	11

Weighted average shares outstanding	94,722	86,890

Diluted Earnings Per Share	$0.53	$0.37

(1)	2 and 0 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the third quarter ended September 30, 2011 and 2010, respectively, because the effect would be antidilutive. 5 and 70 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the nine months ended September 30, 2011 and 2010, respectively, because the effect would be antidilutive.

(2)	Options to purchase 4,626 shares and 6,001 shares outstanding at September 30, 2011 and 2010, respectively, were not included in the computation of net income per diluted share for the third quarter ended September 30, 2011 and 2010, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 4,605 and 6,001 shares outstanding at September 30, 2011 and 2010, respectively, were not included in the computation of net income per diluted share for the nine months ended September 30, 2011 and 2010, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges and changes in funded status of pension plans which are also recognized as separate components of equity. Following is a summary of other comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$16,797	$11,896	$50,246	$32,488
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains arising during the period	16,032	26,709	47,324	68,779
Reclassification for securities transferred to held-to-maturity	—	—	—	(9,371)
Reclassification adjustment for securities gains realized in income	(2,861)	(3,281)	(5,026)	(12,792)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(140)	—	(1,373)	(1,133)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	—	39	499	3,308
Income tax effect	(5,149)	(9,176)	(16,202)	(19,496)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	—	—	9,371
Amortization of fair value previously recognized into accumulated other comprehensive income	(337)	(416)	(1,304)	(860)
Income tax effect	134	166	521	(3,401)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(412)	201	(1,021)	1,190
Reclassification adjustment on cash flow hedges	72	72	216	216
Income tax effect	137	(109)	324	(561)
Defined benefit pension plans:
Amortization of net loss recognized in income	1,154	750	3,137	1,552
Income tax effect	(461)	(299)	(1,255)	(620)

Total other comprehensive income	8,169	14,656	25,840	36,182

Comprehensive income	$24,966	$26,552	$76,086	$68,670

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2011 and 2010:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	September 30,
(dollars in thousands)	2010	Income	2011
Unrealized gains on available-for-sale securities	$31,962	$26,058	$58,020
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(28,173)	(836)	(29,009)
Unrealized gains (losses) on held-to-maturity securities	5,667	(783)	4,884
Unrecognized gain (loss) on cash flow hedges	846	(481)	365
Defined benefit pension plans	(11,571)	1,882	(9,689)

Accumulated other comprehensive income (loss)	$(1,269)	$25,840	$24,571

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	September 30,
(dollars in thousands)	2009	Income	2010
Unrealized gains on available-for-sale securities	$19,789	$29,967	$49,756
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(27,501)	(672)	(28,173)
Unrealized gains (losses) on held-to-maturity securities	812	5,110	5,922
Unrecognized gain on cash flow hedges	187	845	1,032
Defined benefit pension plans	(13,653)	932	(12,721)

Accumulated other comprehensive income (loss)	$(20,366)	$36,182	$15,816

NOTE 6 — INVESTMENT SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2011
Available-for-sale
U.S. Treasury	$65,260	$691	$—	$65,951
U.S. Government-sponsored entities and agencies	178,387	2,547	—	180,934
Mortgage-backed securities — Agency	1,312,193	34,705	(364)	1,346,534
Mortgage-backed securities — Non-agency	98,570	532	(4,051)	95,051
States and political subdivisions	365,305	26,051	(154)	391,202
Pooled trust preferrred securities	27,346	—	(19,816)	7,530
Other securities	158,224	9,684	(2,021)	165,887

Total available-for-sale securities	$2,205,285	$74,210	$(26,406)	$2,253,089

Held-to-maturity
U.S. Government-sponsored entities and agencies	$177,963	$11,654	$—	$189,617
Mortgage-backed securities — Agency	91,622	3,750	—	95,372
States and political subdivisions	216,643	8,848	(107)	225,384
Other securities	7,054	—	—	7,054

Total held-to-maturity securities	$493,282	$24,252	$(107)	$517,427

December 31, 2010
Available-for-sale
U.S. Treasury	$62,206	$371	$(27)	$62,550
U.S. Government-sponsored entities and agencies	315,922	1,612	(2,401)	315,133
Mortgage-backed securities — Agency	922,005	22,926	(485)	944,446
Mortgage-backed securities — Non-agency	134,168	1,018	(8,380)	126,806
States and political subdivisions	343,970	7,503	(2,549)	348,924
Pooled trust preferrred securities	27,368	—	(18,968)	8,400
Other securities	148,203	7,816	(2,056)	153,963

Total available-for-sale securities	$1,953,842	$41,246	$(34,866)	$1,960,222

Held-to-maturity
U.S. Government-sponsored entities and agencies	$303,265	$2,247	$(3,703)	$301,809
Mortgage-backed securities — Agency	117,013	2,577	(510)	119,080
States and political subdivisions	217,381	1	(13,003)	204,379
Other securities	551	—	(176)	375

Total held-to-maturity securities	$638,210	$4,825	$(17,392)	$625,643

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

	September 30, 2011		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$172,177	$175,012	3.02%
One to five years	1,343,097	1,373,701	2.62
Five to ten years	219,497	231,257	4.11
Beyond ten years	470,514	473,119	4.92

Total	$2,205,285	$2,253,089	3.29%

Held-to-maturity
Within one year	$4,113	$4,112	1.49%
One to five years	96,402	100,192	3.58
Five to ten years	12,505	13,259	4.05
Beyond ten years	380,262	399,864	4.08

Total	$493,282	$517,427	3.96%

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Available-for-Sale
Mortgage-backed securities — Agency	$130,244	$(364)	$3	$—	$130,247	$(364)
Mortgage-backed securities — Non-agency	9,685	(439)	62,079	(3,612)	71,764	(4,051)
States and political subdivisions	2,780	(154)	—	—	2,780	(154)
Pooled trust preferrred securities	—	—	7,531	(19,816)	7,531	(19,816)
Other securities	8,222	(127)	6,173	(1,894)	14,395	(2,021)

Total available-for-sale	$150,931	$(1,084)	$75,786	$(25,322)	$226,717	$(26,406)

Held-to-Maturity
States and political subdivisions	$—	$—	$13,324	$(107)	$13,324	$(107)

Total held-to-maturity	$—	$—	$13,324	$(107)	$13,324	$(107)

December 31, 2010
Available-for-Sale
U.S. Treasury	$10,944	$(27)	$—	$—	$10,944	$(27)
U.S. Government-sponsored entities and agencies	120,404	(2,401)	—	—	120,404	(2,401)
Mortgage-backed securities — Agency	160,784	(485)	483	—	161,267	(485)
Mortgage-backed securities — Non-agency	13,265	(1,696)	79,327	(6,684)	92,592	(8,380)
States and political subdivisions	94,448	(2,549)	—	—	94,448	(2,549)
Pooled trust preferrred securities	—	—	8,400	(18,968)	8,400	(18,968)
Other securities	12,283	(206)	6,204	(1,850)	18,487	(2,056)

Total available-for-sale	$412,128	$(7,364)	$94,414	$(27,502)	$506,542	$(34,866)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$111,975	$(3,703)	$—	$—	$111,975	$(3,703)
Mortgage-backed securities — Agency	67,837	(510)	—	—	67,837	(510)
States and political subdivisions	203,093	(13,003)	—	—	203,093	(13,003)
Other securities	—	—	375	(176)	375	(176)

Total held-to-maturity	$382,905	$(17,216)	$375	$(176)	$383,280	$(17,392)

Proceeds from sales and calls of securities available for sale were $763.5 million and $882.0 million for the nine months ended September 30, 2011 and 2010, respectively. Gains of $6.0 million and $13.1 million were realized on these sales during 2011 and 2010, respectively, and offsetting losses of $1.0 million and $0.3 million were realized on these sales during 2011 and 2010. Also included in net securities gains for the first nine months of 2011 is $1 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on three non-agency mortgage-backed securities in the amount of $0.5 million, described below. Impacting earnings in the first nine months of 2010 were other-than-temporary impairment charges related to credit loss on two pooled trust preferred securities and ten non-agency mortgage-backed securities in the amount of $3.3 million.
Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.8 million at September 30, 2011.

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
As of September 30, 2011, Old National’s security portfolio consisted of 1,060 securities, 64 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:
Non-agency Mortgage-backed Securities
At September 30, 2011, the Company’s securities portfolio contained 14 non-agency collateralized mortgage obligations with a fair value of $95.1 million which had net unrealized losses of approximately $3.5 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of September 30, 2011, nine of these securities were rated below investment grade with grades ranging from B to CC. One of the nine securities is rated B and has a fair value of $14.3 million, three of the securities are rated CCC with a fair value of $27.8 million and five of the securities are rated CC with a fair value of $36.4 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on three of these securities for the nine months ended September 30, 2011. The fair value of these non-agency mortgage-backed securities remaining at September 30, 2011 was $78.5 million.

Based on an analysis of the underlying collateral, Old National recorded $3.0 million of credit losses on ten non-agency mortgage-backed securities for the nine months ended September 30, 2010. The fair value of these non-agency mortgage-backed securities was $97.7 million at September 30, 2010.
Pooled Trust Preferred Securities
At September 30, 2011, the Company’s securities portfolio contained nine pooled trust preferred securities with a fair value of $7.5 million and unrealized losses of $19.8 million. Seven of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $4.8 million with unrealized losses of $8.3 million at September 30, 2011. These securities were rated A2 and A3 at inception, but at September 30, 2011, one security was rated BB, four securities were rated C and two securities D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2011, our model indicated no other-than-temporary-impairment losses on these securities.
Two of our pooled trust preferred securities with a fair value of $2.7 million and unrealized losses of $11.5 million at September 30, 2011 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
For the nine months ended September 30, 2010, our model indicated other-than-temporary-impairment losses on two securities of $0.3 million, which was recorded as a credit loss in earnings. At September 30, 2010, the fair value of these two securities was $1.1 million and they remained classified as available for sale.
The two pooled trust preferred securities which were not subject to FASB ASC 325-10 had a fair value of $3.6 million and unrealized losses of $10.5 million at September 30, 2010. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.
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

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
Trust preferred securities		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
September 30, 2011		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(Dollars in Thousands)	Class	Rating (1)	Cost	Value	(Loss)	2011	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$977	$198	$(779)	$—	18/39	41.7%	17.5%	0.0%
MM Community Funding IX	B-2	D	2,076	859	(1,217)	—	16/31	41.1%	8.5%	0.0%
Reg Div Funding 2004	B-2	D	4,194	690	(3,504)	—	24/45	46.0%	6.8%	0.0%
Pretsl XII	B-1	C	2,886	1,508	(1,378)	—	50/77	30.4%	6.7%	0.0%
Pretsl XV	B-1	C	1,695	568	(1,127)	—	49/72	36.4%	10.0%	0.0%
Reg Div Funding 2005	B-1	C	311	58	(253)	—	23/49	49.3%	29.0%	0.0%
MM Community Funding II	B	BB	987	959	(28)	—	5/8	4.7%	0.0%	26.9%
Pretsl XXVII LTD	B	CC	4,835	655	(4,180)	—	33/49	28.1%	23.7%	35.6%
Trapeza Ser 13A	A2A	CCC-	9,385	2,035	(7,350)	—	36/56	29.2%	4.2%	39.8%

			27,346	7,530	(19,816)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB-	955	1,004	49	—
First Empire Cap (M&T)		BBB-	2,904	3,013	109	—
Fleet Cap Tr V (BOA)		BB+	3,357	2,295	(1,062)	—
JP Morgan Chase Cap XIII		BBB+	4,710	3,878	(832)	—

			11,926	10,190	(1,736)	—

Total			$39,272	$17,720	$(21,552)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2011 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Nine months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	September 30, 2011	September 30, 2011
Non-agency mortgage-backed securities:
FHASI Ser 4	2007	CC	$20,003	$—	$340
HALO Ser 1R	2006	B	15,640	—	16
RFMSI Ser S10	2006	CC	4,217	—	143

			$39,860	—	499
Total other-than-temporary- impairment recognized in earnings				$—	$499

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2010 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Three months	Nine months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	September 30, 2010	September 30, 2010
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$—	$79
CWALT Ser 73CB	2005	CCC	6,606	—	207
CWALT Ser 73CB	2005	CCC	6,923	—	427
CWHL 2006-10	2006	C	10,030	—	309
CWHL 2005-20	2005	B-	9,734	—	39
FHASI Ser 4	2007	CCC	21,617	37	629
RFMSI Ser S9	2006	CC	32,070	—	923
RFMSI Ser S10	2006	CC	4,360	2	76
RALI QS2	2006	C	6,565	—	278
RFMSI S1	2006	CCC	5,127	—	30

			117,058	39	2,997
Pooled trust preferred securities:
TROPC	2003	C	1,283	—	146
MM Community Funding IX	2003	C	2,107	—	165

			3,390	—	311

Total other-than-temporary- impairment recognized in earnings				$39	$3,308

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2011, and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Nine months	Twelve months ended
		Credit	Amortized	September 30,	December 31,		Life-to
	Vintage	Rating (1)	Cost	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$—	$79	$63	$142
CWALT Ser 73CB	2005	CC	3,842	—	207	83	290
CWALT Ser 73CB	2005	CC	4,791	—	427	182	609
CWHL 2006-10 (3)	2006	—	—	—	309	762	1,071
CWHL 2005-20	2005	CC	5,332	—	39	72	111
FHASI Ser 4	2007	CC	20,003	340	629	223	1,192
HALO Ser 1R	2006	B	15,640	16	—	—	16
RFMSI Ser S9 (2)	2006	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	CC	4,217	143	76	249	468
RALI QS2 (2)	2006	—	—	—	278	739	1,017
RFMSI S1	2006	CCC	2,802	—	30	176	206

			70,653	499	2,997	4,429	7,925

Pooled trust preferred securities:
TROPC	2003	C	977	—	444	3,517	3,961
MM Community Funding IX	2003	D	2,076	—	165	2,612	2,777
Reg Div Funding	2004	D	4,194	—	321	5,199	5,520
Pretsl XII	2003	C	2,886	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	3,767	3,767

			12,139	—	930	20,366	21,296
Total other-than-temporary- impairment recognized in earnings				$499	$3,927	$24,795	$29,221

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

(2)	Sold during fourth quarter 2010.

(3)	Sold during first quarter 2011.
NOTE 7 — LOANS HELD FOR SALE
Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities). At September 30, 2011 and December 31, 2010, Old National had residential loans held for sale of $4.7 million and $3.8 million, respectively.
During the first nine months of 2011, commercial and commercial real estate loans held for investment of $4.7 million, including $0.1 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $4.9 million, resulting in income of $0.2 million. At September 30, 2011, there were no loans held for sale under this arrangement.
During the first nine months of 2010, commercial and commercial real estate loans held for investment of $3.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.4 million, resulting in a recovery of $0.2 million on the loans transferred. At September 30, 2010, there were no loans held for sale under this arrangement.

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
The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Commercial (1)	$1,246,289	$1,211,399
Commercial real estate:
Construction	50,116	101,016
Other	1,078,258	841,379
Residential real estate	865,951	664,705
Consumer credit:
Heloc	245,686	248,293
Auto	487,983	497,102
Other	165,777	179,557
Covered loans	711,266	—

Total loans	4,851,326	3,743,451
Allowance for loan losses	(65,219)	(72,309)
Allowance for loan losses — covered loans	(303)	—

Net loans	$4,785,804	$3,671,142

(1)	Includes direct finance leases of $87.0 million at September 30, 2011 and $106.1 million at December 31, 2010.
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

Old National’s activity in the allowance for loan losses for the three months ended September 30, 2011 and 2010, excluding covered loans, is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,029	$32,490	$8,558	$3,112	—	$70,189
Charge-offs	(2,175)	(2,834)	(2,161)	(367)	—	(7,537)
Recoveries	878	305	1,400	66	—	2,649
Provision	(864)	315	130	337	—	(82)

Ending balance	$23,868	$30,276	$7,927	$3,148	—	$65,219

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$28,559	$27,267	$12,877	$3,160	—	$71,863
Charge-offs	(797)	(2,708)	(4,435)	(248)	—	(8,188)
Recoveries	79	444	1,541	10	—	2,074
Provision	(932)	4,423	2,983	(74)	—	6,400

Ending balance	$26,909	$29,426	$12,966	$2,848	—	$72,149

Old National’s activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010, excluding covered loans, is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(7,344)	(5,815)	(8,014)	(1,540)	—	(22,713)
Recoveries	3,013	1,289	4,726	158	—	9,186
Provision	1,995	2,148	73	2,221	—	6,437

Ending balance	$23,868	$30,276	$7,927	$3,148	—	$65,219

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$26,869	$27,138	$13,853	$1,688	—	$69,548
Charge-offs	(8,788)	(7,549)	(12,646)	(1,924)	—	(30,907)
Recoveries	3,537	1,589	4,634	67	—	9,827
Provision	5,291	8,248	7,125	3,017	—	23,681

Ending balance	$26,909	$29,426	$12,966	$2,848	—	$72,149

The following table provides Old National’s recorded investment in financing receivables, excluding covered loans, by portfolio segment at September 30, 2011 and December 31, 2010 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$8,803	$7,233	—	—	—	$16,036

Ending balance: collectively evaluated for impairment	$14,977	$22,752	$7,927	$3,148	—	$48,804

Ending balance: loans acquired with deteriorated credit quality	$88	$291	—	—	—	$379

Loans and leases outstanding:
Ending balance	$1,246,289	$1,128,374	$899,446	$865,951	—	$4,140,060

Ending balance: individually evaluated for impairment	$34,296	$47,398	—	—	—	$81,694

Ending balance: collectively evaluated for impairment	$1,210,155	$1,057,039	$899,307	$865,755	—	$4,032,256

Ending balance: loans acquired with deteriorated credit quality (1)	$1,838	$23,937	$139	$196	—	$26,110

(1)	Includes $166.4 million of revolving credits not accounted for under ASC 310-30.

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,063	$8,514	—	—	—	$14,577

Ending balance: collectively evaluated for impairment	$20,141	$24,140	$11,142	$2,309	—	$57,732

Loans and leases outstanding:
Ending balance	$1,211,399	$942,395	$924,952	$664,705	—	$3,743,451

Ending balance: individually evaluated for impairment	$23,944	$29,377	—	—	—	$53,321

Ending balance: collectively evaluated for impairment	$1,187,455	$913,018	$924,952	$664,705	—	$3,690,130

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
Pass rated loans are those loans that are other than criticized, classified — substandard or classified — doubtful.
The risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Assigned Grade	2011	2010	2011	2010	2011	2010
Grade:
Pass	$1,110,329	$1,105,382	$18,233	$77,241	$936,709	$729,243
Criticized	45,244	38,629	13,998	16,223	39,274	29,161
Classified — substandard	52,978	41,899	11,653	7,552	35,790	52,559
Classified — doubtful	37,738	25,489	6,232	—	66,485	30,416

Total	$1,246,289	$1,211,399	$50,116	$101,016	$1,078,258	$841,379

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2011 and December 31, 2010, excluding covered loans:

September 30, 2011	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$244,458	$485,834	$164,052	$856,717
Nonperforming	1,228	2,149	1,725	9,234

	$245,686	$487,983	$165,777	$865,951

December 31, 2010	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$246,390	$494,771	$177,470	$655,986
Nonperforming	1,903	2,331	2,087	8,719

	$248,293	$497,102	$179,557	$664,705

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status. For the nine months ended September 30, 2011 and 2010, the average balance of impaired loans was $66.4 million and $50.1 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of September 30, 2011 and December 31, 2010. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $6.3 million migrated to classified-doubtful during the third quarter of 2011.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
September 30, 2011
With no related allowance recorded:
Commercial	$15,409	$20,699	$—
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	13,033	19,621	—
With an allowance recorded:
Commercial	18,887	19,817	8,803
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	34,365	37,743	7,233

Total Commercial	$81,694	$97,880	$16,036

December 31, 2010
With no related allowance recorded:
Commercial	$6,116	$8,001	$—
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	10,554	16,781	—
With an allowance recorded:
Commercial	17,828	20,341	6,063
Commercial Real Estate — Construction	—	—	—
Commercial Real Estate — Other	18,823	19,849	8,514

Total Commercial	$53,321	$64,972	$14,577

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended September 30, 2011 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2011
With no related allowance recorded:
Commercial	$12,081	$178
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	11,409	64
With an allowance recorded:
Commercial	22,118	59
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	32,243	194

Total Commercial	$77,851	$495

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the nine months ended September 30, 2011 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2011
With no related allowance recorded:
Commercial	$11,833	$268
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	10,713	169
With an allowance recorded:
Commercial	17,103	145
Commercial Real Estate — Construction	—	—
Commercial Real Estate — Other	26,780	328

Total Commercial	$66,429	$910

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.
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

Old National’s past due financing receivables as of September 30, 2011 and December 31, 2010 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
September 30, 2011
Commercial	$2,459	$3,336	$408	$37,739	$43,942	$1,202,347
Commercial Real Estate:
Construction	—	1,434	—	6,232	7,666	42,450
Other	1,185	859	490	66,485	69,019	1,009,239
Consumer:
Heloc	423	166	9	1,228	1,826	243,860
Auto	5,054	900	153	2,149	8,256	479,727
Other	1,623	381	98	1,725	3,827	161,950
Residential	6,016	1,049	—	9,234	16,299	849,652
Covered loans	12,626	1,713	692	199,028	214,059	497,207

Total loans	$29,386	$9,838	$1,850	$323,820	$364,894	$4,486,432

December 31, 2010
Commercial	$2,543	$583	$79	$25,488	$28,693	$1,182,706
Commercial Real Estate:
Construction	—	—	—	—	—	101,016
Other	992	98	—	30,416	31,506	809,873
Consumer:
Heloc	849	477	189	1,903	3,418	244,875
Auto	5,791	1,316	120	2,331	9,558	487,544
Other	1,129	972	184	2,088	4,373	175,184
Residential	9,126	1,589	—	8,719	19,434	645,271

Total	$20,430	$5,035	$572	$70,945	$96,982	$3,646,469

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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At September 30, 2011, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $9.4 million, consisting of $3.9 million of commercial loans and $5.5 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $2.4 million. At December 31, 2010, loans modified in a troubled debt restructuring, which are included in nonaccrual loans, totaled $4.8 million, consisting of $3.8 million of commercial loans and $1.0 million of commercial real estate loans, and had specific allocations of allowance for loan losses of $1.6 million.

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
Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2011, these loans totaled $217.9 million, of which $126.6 million had been sold to other financial institutions and $91.3 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.
Purchased Impaired Loans (non-covered loans)
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.
Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Of these acquired credit impaired loans, $166.4 million in carrying balances did not meet the criteria to be accounted for under the guidance of ASC 310-30 as they were revolving lines of credit, thus these lines have not been included in the following table. For the loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

September 30,
(dollars in thousands)	2011
Commercial	$1,946
Commercial real estate	24,750
Consumer	47,095
Residential	398

Outstanding balance	$74,189

Carrying amount, net of allowance of $1,188	$73,001

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $25.5 million at the date of acquisition. Accretion of $10.0 million has been recorded as loan interest income through September 30, 2011.

Accretable yield, or income expected to be collected, is as follows:

(dollars in thousands)
Balance at January 1, 2011	$—
New loans purchased	25,520
Accretion of income	(10,006)
Reclassifications from (to) nonaccretable difference	18,851
Disposals/other adjustments	(134)

Balance at September 30, 2011	$34,231

Included in Old National’s allowance for loan losses is $1.2 million related to the purchased loans disclosed above for the first nine months of 2011. An immaterial amount of allowances for loan losses were reversed during the first nine months of 2011 related to these loans.
Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

September 30,
(dollars in thousands)	2011
Contractually required payments receivable of loans purchased during the year:
Commercial	$8,131
Commercial real estate	50,481
Consumer	57,009
Residential	907

$116,528

Cash flows expected to be collected at acquisition (January 1, 2011 & July 29, 2011)	$108,567

Fair value of acquired loans at acquisition (January 1, 2011 & July 29, 2011)	$95,330

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.
NOTE 9 — COVERED LOANS
Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. Covered loans were $711.3 million at September 30, 2011. The composition of covered loans by lending classification was as follows:

September 30,
(dollars in thousands)	2011
Commercial	$154,251
Commercial real estate	367,758
Residential	50,726
Consumer	138,531

Covered loans	711,266
Allowance for loan losses	(303)

Covered loans, net	$710,963

Loans were recorded at fair value in accordance with FASB ASC 805, Business Combinations. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC 820, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Accretable yield, or income expected to be collected, is as follows:

(dollars in thousands)
Balance at January 1, 2011	$—
New loans purchased	260,665
Accretion of income	(7,749)
Reclassifications from (to) nonaccretable difference	—
Disposals/other adjustments	36

Balance at September 30, 2011	$252,952

Because the FDIC will reimburse the Company for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The fair value of the indemnification asset at September 30, 2011 was $168.1 million.
The loss share agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by FASB ASC 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements, with the decrease being accreted into income over the same period or the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. Upon determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding receivable is recorded until cash is received from the FDIC.
NOTE 10 — OTHER REAL ESTATE OWNED
The following table shows the carrying amount for other real estate owned at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Other real estate owned	$9,390	$5,591
Other real estate owned, covered	31,908	—

Total other real estate owned	$41,298	$5,591

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. The portion of these expenses that is reimbursable is recorded as the change in the FDIC indemnification asset in the noninterest income section of the consolidated statements of income.

NOTE 11 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2011 and 2010:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	97,209	892	98,101

Balance, September 30, 2011	$225,220	$40,765	$265,985

Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, September 30, 2010	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2011 and determined that no impairment existed as of this date. Old National recorded $68.4 million of goodwill in the first quarter of 2011 associated with the acquisition of Monroe Bancorp, of which $67.5 million was allocated to the “Community Banking” segment and $0.9 million to the “Other” segment. Old National recorded $29.7 million of goodwill in the third quarter of 2011 associated with the acquisition of Integra Bank, all of which was allocated to the “Community Banking” segment.
The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2011 and December 31, 2010 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
September 30, 2011
Amortized intangible assets:
Core deposit	$39,265	$(18,539)	$20,726
Customer business relationships	25,611	(15,867)	9,744
Customer trust relationships	3,621	(334)	3,287
Customer loan relationships	4,413	(1,872)	2,541

Total intangible assets	$72,910	$(36,612)	$36,298

December 31, 2010
Amortized intangible assets:
Core deposit	$26,810	$(14,646)	$12,164
Customer business relationships	25,753	(14,581)	11,172
Customer loan relationships	4,413	(1,571)	2,842

Total intangible assets	$56,976	$(30,798)	$26,178

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 25 years. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the third quarter of 2011, Old National recorded $4.3 million of core deposit intangibles associated with the acquisition of Integra Bank, which is included in the “Community Banking” segment. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $5.9 million in 2011 and $4.6 million in 2010.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2011 remaining	$2,224
2012	7,995
2013	6,724
2014	5,452
2015	4,372
Thereafter	9,531

Total	$36,298

NOTE 12 — SHORT-TERM BORROWINGS
The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2011:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2011
Outstanding at September 30, 2011	$948	$328,720	$11,336	$341,004
Average amount outstanding	1,580	335,078	8,988	345,646
Maximum amount outstanding at any month-end	17,178	366,103	11,336
Weighted average interest rate:
During nine months ended September 30, 2011	0.03%	0.15%	0.14%	0.15%
At September 30, 2011	—	0.15	—	0.15
Other Short-term Borrowings
As of September 30, 2011, Old National had $10.9 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At September 30, 2011, the effective interest rate on these funds was 0%. The remaining $0.4 million of short-term borrowings is a note payable to a life insurance company which was assumed as part of the Integra Bank acquisition. This note payable, which carries an effective interest rate of 7.26%, will mature in January 2012.

NOTE 13 — FINANCING ACTIVITIES
The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Old National Bancorp:
Junior subordinated debenture (variable rates of 2.12% to 3.42% and fixed rates of 6.52% to 7.15%) maturing July 2033 to June 2037	$16,000	$8,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	13,000	—
ASC 815 fair value hedge and other basis adjustments	(2,844)	(36)
Old National Bank:
Securities sold under agreements to repurchase (variable rate 3.05%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.53%) maturing June 2012 to January 2023	211,006	211,696
Subordinated bank notes (fixed rates of 6.75%) maturing October 2011	150,000	150,000
Capital lease obligation	4,273	4,307
ASC 815 fair value hedge and other basis adjustments	2,449	(2,056)

Total other borrowings	$443,884	$421,911

Contractual maturities of other borrowings at September 30, 2011, were as follows:

(dollars in thousands)
Due in 2011	$150,012
Due in 2012	688
Due in 2013	75,649
Due in 2014	92,560
Due in 2015	16,763
Thereafter	108,607
SFAS 133 fair value hedge and other basis adjustments	(395)

Total	$443,884

INTEGRA BANK ACQUISITION
On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As of the acquisition date, there were $107.1 million of Federal Home Loan Bank advances and $85.8 million of structured repurchase agreements recorded at estimated fair value. All of the Federal Home Loan Bank advances and repurchase agreement were repaid during August 2011 and September 2011.
FEDERAL HOME LOAN BANK
Federal Home Loan Bank advances had weighted-average rates of 3.30% and 3.32% at September 30, 2011, and December 31, 2010, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 153% of outstanding debt.
SUBORDINATED NOTES
In 2011, Old National acquired Monroe Bancorp. Included in the acquisition was $13 million of 10% subordinated notes. As shown in the table above, these subordinated notes mature June 2019. Old National may redeem the notes, in whole or in part, beginning June 30, 2012. According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of September 30, 2011, $13 million of the subordinated notes qualified as Tier 2 Capital for regulatory purposes.

SUBORDINATED BANK NOTES
Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.
According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of September 30, 2011, none of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. As shown in the table above, these subordinated bank notes mature October 2011. Capital treatment ceased October 2010, or one year prior to the maturity date.
Subsequent to quarter-end, the subordinated debt was paid in full.
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
At September 30, 2011, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2011 remaining	$97
2012	390
2013	390
2014	410
2015	410
Thereafter	10,494

Total minimum lease payments	12,191
Less amounts representing interest	7,918

Present value of net minimum lease payments	$4,273

NOTE 14 — EMPLOYEE BENEFIT PLANS
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
Old National contributed $125 thousand to cover benefit payments from the Restoration Plan during the first nine months of 2011. Old National expects to contribute an additional $30 thousand to cover benefit payments from the Restoration Plan during the remainder of 2011.

The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Interest cost	$525	$498	$1,575	$1,492
Expected return on plan assets	(676)	(490)	(2,028)	(1,470)
Recognized actuarial loss	689	401	2,067	1,203
Settlement	465	350	1,069	350

Net periodic benefit cost	$1,003	$759	$2,683	$1,575

NOTE 15 — STOCK-BASED COMPENSATION
During May 2008, shareholders approved the Company’s 2008 Incentive Compensation Plan which authorizes up to a maximum of 1.0 million shares plus certain shares covered under the 1999 Equity Incentive Plan. At September 30, 2011, 2.5 million shares remained available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock.
Stock Options
The Company did not grant any stock options during the first nine months of 2011. Old National recorded $61 thousand of stock based compensation expense, net of tax, during the first nine months of 2011 as compared to $119 thousand for the first nine months of 2010.
In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.
Restricted Stock Awards
The Company granted 121 thousand time-based restricted stock awards to certain key officers during 2011, with shares vesting in either eighteen or thirty-six month periods. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2011, unrecognized compensation expense was estimated to be $1.7 million for unvested restricted share awards.
Old National recorded expense of $0.7 million, net of tax benefit, during the first nine months of 2011, compared to expense of $0.6 million during the first nine months of 2010 related to the vesting of restricted share awards. Included in the first nine months of 2010 is the reversal of $0.1 million of expense associated with certain performance-based restricted stock grants.
During the third quarter of 2011, the Company modified the vesting eligibility of 10 thousand shares of restricted stock issued to an employee. As a result of that modification, the Company reversed $0.1 million for the quarter ended September 30, 2011. There were no restricted stock modifications during 2010.
Restricted Stock Units
The Company granted 159 thousand shares of performance based restricted stock units to certain key officers during 2011, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.
Old National recorded $0.8 million of stock based compensation expense, net of tax, during the first nine months of 2011. Old National recorded $0.3 million of stock based compensation expense, net of tax, during the first nine months of 2010. Included in the first nine months of 2011 is the reversal of $13 thousand of expense associated with certain performance-based restricted stock grants. Included in the first nine months of 2010 is the reversal of $0.2 million of expense associated with certain performance-based restricted stock grants.

NOTE 16 — INCOME TAXES
Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Provision at statutory rate of 35%	$8,695	$4,776	$24,058	$13,185
Tax-exempt income	(2,421)	(2,416)	(7,182)	(7,749)
Reversal of portion of unrecognized tax benefits	(623)	(652)	(623)	(652)
State income taxes	1,196	228	2,292	475
Interim period effective rate adjustment	888	—	89	—
Other, net	310	(187)	(144)	(77)

Income tax expense	$8,045	$1,749	$18,490	$5,182

Effective tax rate	32.4%	12.8%	26.9%	13.8%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2011 based on the current estimate of the effective annual rate.
For the three and nine months ended September 30, 2011, the effective tax rate was higher than the three and nine months ended September 30, 2010. The higher tax rate in the third quarter and nine months of 2011 is the result of an increase in pre-tax book income while tax-exempt income remained relatively stable.
No valuation allowance was recorded at September 30, 2011 and 2010 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.
Unrecognized Tax Benefits
The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2011	2010
Balance at January 1	$4,553	$8,500
Additions (reductions) based on tax positions related to the current year	4	(3,348)
Reductions due to statute of limitations expiring	(413)	(601)

Balance at September 30	$4,144	$4,551

Approximately $0.35 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.
The Company reversed $0.62 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.62 million income tax reversal relates to the 2007 statute of limitations expiring. The statute of limitations expired in the third quarter of 2011. As a result, the Company reversed a total of $0.62 million from its unrecognized tax benefit liability which includes $0.21 million of interest.

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS
As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $195.0 million at both September 30, 2011 and December 31, 2010, respectively. The September 30, 2011 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2010 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.
In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2011, the notional amount of the interest rate lock commitments and forward commitments were $8.7 million and $11.2 million, respectively. At December 31, 2010, the notional amount of the interest rate lock commitments and forward commitments were $7.7 million and $9.3 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.
Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $457.9 million and $457.9 million, respectively, at September 30, 2011. Included in the notional amounts at September 30, 2011 is $67.7 million of customer derivative instruments assumed in the Integra acquisition. At December 31, 2010, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $419.2 million and $419.2 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.
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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$8,096	Other assets	$4,766

Total derivatives designated as hedging instruments		$8,096		$4,766

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$38,927	Other assets	$28,269
Commodity contracts	Other assets	—	Other assets	132
Mortgage contracts	Other assets	186	Other assets	254

Total derivatives not designated as hedging instruments		$39,113		$28,655

Total derivative assets		$47,209		$33,421

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$39,599	Other liabilities	$28,928
Commodity contracts	Other liabilities	—	Other liabilities	132

Total derivatives not designated as hedging instruments		$39,599		$29,060

Total derivative liabilities		$39,599		$29,060

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		September 30, 2011	September 30, 2010
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$744	$843
Interest rate contracts (2)	Other income / (expense)	345	238

Total		$1,089	$1,081

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$410	$383

Total		$410	$383

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$(196)	$132
Mortgage contracts	Mortgage banking revenue	(47)	131

Total		$(243)	$263

		Nine months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2011	September 30, 2010
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$2,205	$2,750
Interest rate contracts (2)	Other income / (expense)	714	1,555

Total		$2,919	$4,305

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,197	$1,158

Total		$1,197	$1,158

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$(12)	$(169)
Mortgage contracts	Mortgage banking revenue	(68)	(93)

Total		$(80)	$(262)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.

(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.

(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.
See Note 21 to the consolidated financial statements.

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
In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010, which was granted in part and denied in part on August 6, 2010. Old National filed its fourth motion for summary judgment in April 2011 that has the potential to dispose of the case if granted by the Court. In addition, a mediation session was held in March 2011 and settlement discussions continued between Old National and the Plaintiffs. Settlement negotiations became meaningful in mid-August of 2011. Although Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit, given the risks and uncertainty of litigation Old National reached a tentative settlement with the plaintiffs in mid-September of 2011. As such, two million dollars was accrued in the third quarter of 2011 in anticipation of negotiating final settlement and full resolution of this matter during the fourth quarter of 2011.
In November 2010, Old National was named in a class action lawsuit, much like many other banks, challenging Old National Bank’s checking account practices. The plaintiff seeks damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing.
LEASES
Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.
In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of September 30, 2011, $25.9 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.4 million per year.

In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of September 30, 2011, Old National had closed 24 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.
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
On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The physical branch locations and leases were not immediately acquired by Old National in the acquisition. Old National has an option, exercisable for 90 days following the closing of the acquisition, to acquire, at fair value, any bank premises that were owned by, and to assume any leases relating to bank premises held by Integra. Old National is currently reviewing the bank premises and related leases of Integra and currently expects to acquire 16 of the Integra facilities and leases. Rent expense of $1.1 million was recorded during the third quarter of 2011 related to these properties.
CREDIT-RELATED FINANCIAL INSTRUMENTS
In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.196 billion and standby letters of credit of $80.6 million at September 30, 2011. At September 30, 2011, approximately $1.007 billion of the loan commitments had fixed rates and $189 million had floating rates, with the floating interest rates ranging from 2.0% to 19.8%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2011 and December 31, 2010, the balance of the allowance for unfunded loan commitments was $5.9 million and $3.8 million, respectively.
At September 30, 2011 and December 31, 2010, Old National had credit extensions of $24.6 million and $25.7 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2011 and December 31, 2010, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $18.2 million and $20.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.
NOTE 19 — FINANCIAL GUARANTEES
Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2011, the notional amount of standby letters of credit was $80.6 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million. At December 31, 2010, the notional amount of standby letters of credit was $74.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.
During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at September 30, 2011.

NOTE 20 — SEGMENT INFORMATION
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

Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended September 30, 2011
Net interest income	$75,292	$(11,803)	$9,103	$72,592
Provision for loan losses	(1,258)	—	1,176	(82)
Noninterest income	28,800	4,756	13,770	47,326
Noninterest expense	60,828	8,840	25,490	95,158
Income (loss) before income taxes	44,522	(15,887)	(3,793)	24,842
Total assets	5,156,030	3,569,790	206,880	8,932,700

Three months ended September 30, 2010
Net interest income	$63,402	$(8,305)	$(929)	$54,168
Provision for loan losses	6,400	—	—	6,400
Noninterest income	22,119	4,506	15,354	41,979
Noninterest expense	57,298	3,358	15,446	76,102
Income (loss) before income taxes	21,823	(7,157)	(1,021)	13,645
Total assets	3,828,941	3,567,870	109,303	7,506,114

Nine months ended September 30, 2011
Net interest income	$218,356	$(30,009)	$7,931	$196,278
Provision for loan losses	5,261	—	1,176	6,437
Noninterest income	80,989	8,816	43,931	133,736
Noninterest expense	192,071	10,617	52,153	254,841
Income (loss) before income taxes	102,013	(31,810)	(1,467)	68,736
Total assets	5,156,030	3,569,790	206,880	8,932,700

Nine months ended September 30, 2010
Net interest income	$187,215	$(19,984)	$(2,792)	$164,439
Provision for loan losses	23,706	—	(25)	23,681
Noninterest income	66,345	13,139	48,461	127,945
Noninterest expense	176,081	7,603	47,349	231,033
Income (loss) before income taxes	53,773	(14,448)	(1,655)	37,670
Total assets	3,828,941	3,567,870	109,303	7,506,114

Included in net interest income for the three and nine months ended September 30, 2011 in the Community Banking segment is approximately $21.0 million and $38.7 million, respectively, associated with the acquisition of Monroe Bancorp and Integra Bank. The decrease in provision for loan losses is primarily attributable to the changing portfolio mix and improved risk profile. Noninterest expense for the three and nine months ended September 30, 2011 includes $16.0 million and $31.0 million, respectively, of costs associated with the addition of Monroe Bancorp and Integra Bank. Included in income before income taxes for the three and nine months ended September 30, 2011 is $10.6 million and $15.0 million, respectively, associated with the addition of Monroe Bancorp and Integra Bank.
NOTE 21 — FAIR VALUE
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
Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$2,794	$2,794	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,951	65,951	—	—
U.S. Government-sponsored entities and agencies	180,934	—	180,934	—
Mortgage-backed securities — Agency	1,346,534	—	1,346,534	—
Mortgage-backed securities — Non-agency	95,051	—	95,051	—
States and political subdivisions	391,202	—	391,202	—
Pooled trust preferred securities	7,530	—	—	7,530
Other securities	165,887	—	165,887	—
Residential loans held for sale	4,710	—	4,710	—
Derivative assets	47,209	—	47,209	—
Financial Liabilities
Derivative liabilities	39,599	—	39,599	—

There were no significant transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities during the nine months ended September 30, 2011.

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$62,550	$62,550	$—	$—
U.S. Government-sponsored entities and agencies	315,133	—	315,133	—
Mortgage-backed securities — Agency	944,446	—	944,446	—
Mortgage-backed securities — Non-agency	126,806	—	126,806	—
States and political subdivisions	348,924	—	348,924	—
Pooled trust preferred securities	8,400	—	—	8,400
Other securities	153,963	—	153,963	—
Residential loans held for sale	3,819	—	3,819	—
Derivative assets	34,082	—	34,082	—
Financial Liabilities
Derivative liabilities	29,721	—	29,721	—
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2011	$8,400
Accretion/(amortization) of discount or premium	(49)
Payments received	(5)
Credit loss write-downs	—
Increase/(decrease) in fair value of securities	(816)

Ending balance, September 30, 2011	$7,530

Included in the income statement is $49 thousand of expense included in interest income from the amortization of premiums on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Fair Value Measurements
using Significant
Unobservable Inputs
(Level 3)
Pooled Trust Preferred
Securities Available-
(dollars in thousands)	for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/(amortization) of discount or premium	(86)
Payments received	(10)
Credit loss write-downs	(311)
Increase/(decrease) in fair value of securities	(3,575)

Ending balance, September 30, 2010	$8,416

Included in the income statement are $86 thousand of expense included in interest income from the amortization of premiums on securities and $311 thousand of credit losses included in noninterest income. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$17,165	—	—	$17,165
Commercial real estate loans	21,986	—	—	21,986
Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $55.4 million, with a valuation allowance of $16.3 million at September 30, 2011. Old National recorded $10.3 million of provision expense associated with these loans for the nine months ended September 30, 2011.

		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$14,721	—	—	$14,721
Commercial real estate loans	8,112	—	—	8,112
As of December 31, 2010, impaired commercial and commercial real estate loans had a principal amount of $36.4 million, with a valuation allowance of $13.6 million. Old National recorded $7.1 million of provision expense associated with these loans in 2010.

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
The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $41 thousand and $141 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2011, respectively. Included in the income statement are $49 thousand and $172 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2010, respectively.
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
As of September 30 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$4,710	$158	$4,552
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2011:

Changes in Fair Value for the Three Months ended September 30, 2011, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(7)	$—	$—	$(7)

Changes in Fair Value for the Nine Months ended September 30, 2011, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$179	$—	$(1)	$178

As of September 30, 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2011 and December 31, 2010 are as follows:

	Carrying	Fair
(dollars in thousands)	Value	Value
September 30, 2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$269,229	$269,229
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	177,963	189,617
Mortgage-backed securities — Agency	91,622	95,372
State and political subdivisions	216,643	225,384
Other securities	7,054	7,054
Federal Home Loan Bank stock	34,870	34,870
Loans, net (including covered loans):
Commercial	1,376,700	1,425,792
Commercial real estate	1,465,571	1,531,385
Residential real estate	913,500	990,779
Consumer credit	1,030,033	1,082,806
FDIC indemnification asset	168,091	168,091
Accrued interest receivable	43,713	43,713

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,728,548	$1,728,548
NOW, savings and money market deposits	3,447,992	3,447,992
Time deposits	1,690,723	1,734,907
Short-term borrowings:
Federal funds purchased	948	948
Repurchase agreements	328,720	328,716
Other short-term borrowings	11,336	11,336
Other borrowings:
Junior subordinated debenture	16,000	12,788
Subordinated notes	13,000	12,999
Repurchase agreements	50,000	54,848
Federal Home Loan Bank advances	211,006	227,938
Subordinated bank notes	150,000	150,000
Capital lease obligation	4,273	5,094
Accrued interest payable	10,366	10,366
FDIC true-up liability	14,090	14,090
Standby letters of credit	508	508

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,422

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$251,552	$251,552
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	303,265	301,809
Mortgage-backed securities — Agency	117,013	119,080
State and political subdivisions	217,381	204,379
Other securities	551	375
Federal Home Loan Bank stock	31,937	31,937
Loans, net (including impaired loans):
Commercial	1,185,194	1,220,464
Commercial real estate	909,742	952,885
Residential real estate	662,396	710,865
Consumer credit	913,810	969,263
Accrued interest receivable	42,971	42,971

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,276,024	$1,276,024
NOW, savings and money market deposits	2,711,644	2,711,644
Time deposits	1,475,257	1,520,093
Short-term borrowings:
Federal funds purchased	1,663	1,663
Repurchase agreements	287,414	287,416
Other short-term borrowings	9,155	9,155
Other borrowings:
Junior subordinated debenture	8,000	7,998
Repurchase agreements	50,000	54,104
Federal Home Loan Bank advances	211,696	220,531
Subordinated bank notes	150,000	154,420
Capital lease obligation	4,307	5,138
Accrued interest payable	7,860	7,860
Standby letters of credit	518	518

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,311
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
Covered loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques.
FDIC indemnification asset: The loss sharing asset was measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to dispose of the assets. Fair value was estimated using projected cash flows related to the loss sharing agreement based on the expected reimbursements for losses and the applicable loss sharing percentage. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.
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
FDIC true-up liability: The purchase and assumption agreement allows the FDIC to recover a portion of the loss share funds previously paid out under the loss sharing agreements in the event losses fail to reach the expected loss estimate (“FDIC True-Up Liability”). The calculation is based on the net present value of expected future cash payments to be made by the Bank to the FDIC at the conclusion of the loss share agreements. The discount rate used was based on current market rates. The expected cash flows were calculated in accordance with the loss share agreements and are based primarily on the expected losses on the covered assets.
Standby letters of credit: Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. The fair value for standby letters of credit was recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet in accordance with FASB ASC 460-10 (FIN 45).
Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the amounts of these financial instruments, see Notes 18 and 19.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010, and financial condition as of September 30, 2011, compared to September 30, 2010, and December 31, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.
EXECUTIVE SUMMARY
During the third quarter of 2011, net income available to common shareholders was $16.8 million, compared to $11.9 million for the period ending September 30, 2010. Diluted earnings per share available to common shareholders were $0.18 per share, compared to diluted earnings per share of $0.13 in the third quarter of 2010. There was essentially no provision for loan losses during the third quarter of 2011 compared to $6.4 million for the third quarter of 2010.
The most significant impact to third quarter earnings was the acquisition of Integra Bank, Old National’s first FDIC-assisted transaction, which closed on July 29, 2011. Old National assumed assets with a fair value of approximately $1.8 billion, including $785.8 million of loans and $34.1 million of other real estate owned. As part of the agreement, Old National entered into a loss sharing arrangement with the FDIC that covers loans and other real estate owned, including single family residential mortgage and construction loans, as well as commercial loans (“Covered Assets”). Covered Assets were marked to fair value at acquisition, including estimated loan impairments. Old National expects the arrangements with the FDIC and acquisition discounts to provide substantial protection against losses on these covered assets.
The accretion of this loan mark and other fair value adjustments favorably impacted our net interest income by $7.5 million in the third quarter. Offsetting this benefit were acquisition and integration costs of $6.8 million primarily related to $2.2 million of retention and transitional services for the former Integra associates as well as other professional fees of $3.9 million. Old National expects to incur an additional $2.5 to $3.5 million of acquisition and integration costs in the fourth quarter of 2011 as systems are converted and potentially another $3.5 to $4.5 million in 2012, primarily related to branch divestitures.
All of Integra’s 52 branches initially re-opened as branches of Old National, however, the majority of these branches will be consolidated into Old National financial centers that are located near-by. Through October 31, 2011, thirteen former Integra branches have been closed and customers transitioned to other branches. In addition, certain branches located outside of Old National’s desired footprint will be sold. A definitive agreement was signed on October 3, 2011, to sell certain of the Chicago-based assets and liabilities acquired.
Management believes that subsequent to the systems conversion, scheduled for December 2011, and the branch consolidations, Old National should achieve a 75% reduction in operating expense associated with the Integra franchise, bringing Old National closer to its aspirational efficiency ratio target of 65%.
As part of the acquisition, Old National also assumed $1.4 billion in deposits at estimated fair value. Demand and savings deposit accounts make up $729.8 million of these assumed deposits. Our ratio of deposits as a percent of total funding has improved as a result of the acquisition and subsequent restructuring, and typically deposits are lower cost than wholesale funding. Subsequent to quarter-end, the Old National legacy bank repaid $150 million of subordinated bank notes at a fixed rate of 6.75%, further reducing our higher cost wholesale funding.
The estimated fair value of the core deposit intangible associated with the acquired deposits is $4.3 million and will be amortized utilizing an accelerated amortization method over an estimated economic life of five years. Goodwill of $29.7 million was also recorded in conjunction with the transaction.

Regulatory capital remained strong after the transaction with consolidated Tier 1 capital to total average assets (“Leverage Ratio”) of 7.88% and total capital to risk-adjusted total assets of 13.67%. These ratios were 7.08% and 12.27%, respectively, for the Bank.
RESULTS OF OPERATIONS
The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2011	2010	Change	2011	2010	Change
Income Statement Summary:
Net interest income	$72,592	$54,168	34.0%	$196,278	$164,439	19.4%
Provision for loan losses	(82)	6,400	(101.3)	6,437	23,681	(72.8)
Noninterest income	47,326	41,979	12.7	133,736	127,945	4.5
Noninterest expense	95,158	76,102	25.0	254,841	231,033	10.3
Other Data:
Return on average common equity	6.61%	5.40%		6.75%	5.02%
Efficiency ratio (1)	77.56	77.66		74.47	77.21
Tier 1 leverage ratio	7.88	10.24		7.88	10.24
Net charge-offs to average loans	0.50	0.66		0.44	0.76

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.
Net Interest Income
Net interest income is our most significant component of earnings, comprising over 59% of revenues at September 30, 2011. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Net interest income	$72,592	$54,168	$196,278	$164,439
Taxable equivalent adjustment	2,914	3,154	8,842	10,335

Net interest income — taxable equivalent	$75,506	$57,322	$205,120	$174,774

Average earning assets	$7,626,682	$6,700,212	$7,287,482	$6,886,583

Net interest margin	3.81%	3.23%	3.59%	3.18%
Net interest margin — fully taxable equivalent	3.96%	3.42%	3.75%	3.38%
Net interest income was $72.6 million and $196.3 million for the three and nine months ended September 30, 2011, up from the $54.2 million and $164.4 million reported for the three and nine months ended September 30, 2010. Taxable equivalent net interest income was $75.5 million and $205.1 million for the three and nine months ended September 30, 2011, up from the $57.3 million and $174.8 million reported for the three and nine months ended September 30, 2010. The net interest margin on a fully taxable equivalent basis was 3.96% and 3.75% for the three and nine months ended September 30, 2011, compared to 3.42% and 3.38% for the three and nine months ended September 30, 2010. The increase in both net interest income and net interest margin is primarily due to the acquisition of Monroe Bancorp on January 1, 2011 and Integra Bank on July 29, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets benefited net interest margin by 68 basis points and 42 basis points during the three and nine months ended September 30, 2011. We expect this benefit to decline each quarter. The yield on interest earning assets increased 17 basis points while the cost of interest-bearing liabilities decreased 45 basis points in the quarterly year-over-year comparison. The yield on average earning assets increased 17 basis points from 4.51% to 4.68% while the cost of interest-bearing liabilities decreased 45 basis points from 1.44% to 0.99% in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average earning assets decreased 2 basis points from 4.56% to 4.54% while the cost of interest-bearing liabilities decreased 46 basis points from 1.51% to 1.05% .
Average earning assets were $7.627 billion for the three months ended September 30, 2011, compared to $6.700 billion for the three months ended September 30, 2010, an increase of 13.8%, or $926.5 million. Average earning assets were $7.287 billion for the nine months ended September 30, 2011, compared to $6.887 billion for the nine months ended September 30, 2010, an increase of 5.8%, or $400.9 million. Included in average earning assets for the nine months ended September 30, 2011 is approximately $542.8 million from the Monroe Bancorp acquisition, which was acquired on January 1, 2011 and included for a full nine months, and $181.4 million from the Integra Bank acquisition, which was acquired on July 29, 2011 and included for two of the nine months. Significantly affecting average earning assets at September 30, 2011 compared to September 30, 2010, was the increase in the size of the loan portfolio combined with a decrease in the size of the investment portfolio. In the year-to-date comparison, a $564.4 million increase in average loans was partially offset by a $168.9 million decrease in average investment securities. The increase in average loans is a result of the Monroe Bancorp and Integra Bank acquisitions. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and securities sales were used to reduce wholesale funding. Commercial and commercial real estate loans continue to be affected by continued weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. Year over year, the loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets.

Also positively affecting margin was an increase in noninterest-bearing demand deposits combined with decreases in time deposits and other borrowings. In the first quarter of 2011, we prepaid $17.2 million of FHLB advances. In the third quarter of 2011, we prepaid $102.0 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2010, we prepaid $50.0 million of FHLB advances and redeemed $100.0 million of 8.0% trust preferred securities. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Provision for Loan Losses
The provision for loan losses was a credit of $0.1 million for the three months ended September 30, 2011, compared to $6.4 million of expense for the three months ended September 30, 2010. The provision for loan losses was $6.4 million for the nine months ended September 30, 2011, compared to $23.7 million for the nine months ended September 30, 2010. The lower provision in 2011 is primarily attributable to the changing portfolio mix and improved risk profile.
Noninterest Income
We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2011 was $47.3 million, an increase of $5.3 million, or 12.7%, from the $42.0 million reported for the three months ended September 30, 2010. For the nine months ended September 30, 2011, noninterest income was $133.7 million, an increase of $5.8 million, or 4.5%, from the $127.9 million reported for the nine months ended September 30, 2010.
Net securities gains were $2.9 million and $4.5 million for the three and nine months ended September 30, 2011, compared to net securities gains of $3.2 million and $9.5 million for the three and nine months ended September 30, 2010. Included in the third quarter and first nine months of 2011 are securities gains of $2.9 million and $5.0 million, respectively. Partially offsetting these gains for the nine months ended September 30, 2011 were other-than-temporary-impairment charges of $0.5 million on three non-agency mortgage-backed securities. Included in the third quarter and first nine months of 2010 are securities gains of $3.3 million and $12.8 million, respectively. Partially offsetting these gains were other-than-temporary-impairment charges of $39 thousand and $3.3 million, respectively, on two pooled trust preferred securities and ten non-agency mortgage-backed securities.
Wealth management fees were $5.1 million and $15.5 million for the three and nine months ended September 30, 2011, compared to $3.8 million and $12.1 million for the three and nine months ended September 30, 2010. The increase was primarily due to the acquisition of Monroe Bancorp on January 1, 2011 and the trust business of Integra Bank on June 1, 2011.
Service charges and overdraft fees on deposit accounts were $14.0 million and $38.1 million for the three and nine months ended September 30, 2011, compared to $12.4 million and $37.5 million for the three and nine months ended September 30, 2010. The increase in revenue is primarily attributable to the Integra Bank and Monroe Bancorp acquisitions. Service charges and overdraft fees were negatively impacted by new regulatory requirements in the third quarter of 2010. The negative impact was partially mitigated with adjustments to our product pricing structure late in the third quarter of 2010.
Debit card and ATM fees were $6.8 million and $18.7 million for the three and nine months ended September 30, 2011, compared to $5.8 million and $17.3 million for the three and nine months ended September 30, 2010. The increase in debit card usage is primarily attributable to the Monroe Bancorp and Integra Bank acquisitions.

Mortgage banking revenue was $2.6 million for the nine months ended September 30, 2011, compared to $1.8 million for the nine months ended September 30, 2010. Mortgage fee revenue increased as a result of fluctuation in the value of mortgage derivatives and our decision to sell more loans to the secondary market.
Investment product fees were $3.0 million and $8.5 million for the three and nine months ended September 30, 2011, compared to $2.3 million and $6.6 million for the three and nine months ended September 30, 2010. The increases are primarily as a result of increases in annuity fees and other investment advisory fees.
Revenue from company-owned life insurance was $3.9 million for the nine months ended September 30, 2011, compared to $3.1 million for the nine months ended September 30, 2010. We anticipate this revenue will continue to slowly improve.
Fluctuations in the value of our derivatives resulted in a gain on derivatives of $0.1 million and $0.7 million for the three and nine months ended September 30, 2011 as compared to a gain on derivatives of $0.4 million and $1.4 million in the three and nine months of 2010.
Other income increased $0.9 million and $1.8 million for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010. The increase in the quarterly comparison was primarily as a result of an increase in rental income from an operating lease acquired from Integra and rental income from other real estate owned. The increase in the year-to-date comparison was primarily as a result of gains on sales of other real estate owned combined with an increase in rental income from an operating lease and from other real estate owned.
Noninterest Income Related to Covered Assets
Income and expense from FDIC loss sharing agreements is reflected in FDIC Indemnification asset accretion/ amortization. This balance includes discount accretion and gain on the write-up of the FDIC indemnification asset and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO. FDIC indemnification asset accretion/amortization also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss share transactions.
The net change in the FDIC indemnification asset was $0.5 million for the third quarter of 2011. The income was attributable to indemnification asset accretion.
Noninterest Expense
Noninterest expense for the three months ended September 30, 2011, totaled $95.2 million, an increase of $19.1 million, or 25.0%, from the $76.1 million recorded for the three months ended September 30, 2010. For the nine months ended September 30, 2011, noninterest expense totaled $254.8 million, an increase of $23.8 million, or 10.3%, from the $231.0 million recorded for the nine months ended September 30, 2010. The acquisition of Monroe Bancorp and Integra Bank were the primary reasons for the increase in noninterest expenses. Noninterest expense for Monroe Bancorp totaled approximately $3.0 million and $17.9 million for the three and nine months ended September 30, 2011, which includes approximately $5.7 million of acquisition and integration costs for the nine months ended September 30, 2011. Noninterest expense for Integra Bank totaled $13.1 million for the three and nine months ended September 30, 2011, which includes approximately $6.8 million of acquisition and integration costs. Also included in the third quarter of 2011 is approximately $3.2 million for the resumption of the incentive plan and $2.0 million accrued for potential litigation settlement.
Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2011, salaries and benefits were $52.3 million compared to $41.7 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, salaries and benefits were $139.9 million compared to $125.2 million for the nine months ended September 30, 2010. Included in the third quarter of 2011 is $1.2 million of salary and benefits expense associated with former Monroe Bancorp associates and $5.9 million of salary and benefits expense associated with former Integra Bank associates. Included in the $5.9 million is $2.2 million of expense for retention and other transitional services. Also included in the third quarter of 2011 is approximately $3.2 million for the resumption of the incentive plan, a $0.7 million increase in employment taxes and a $0.8 million increase in hospitalization insurance. Included in the first nine months of 2011 is $8.1 million, including severance, of salary and benefits expense associated with former Monroe Bancorp associates, $5.9 million of salary and benefits expense, including retention, associated with former Integra Bank associates and approximately $1.7 million of expense associated with the April 1, 2011 annual merit increases. Also included in the nine months of 2011 is approximately $3.2 million for the resumption of the incentive plan, a $1.0 million increase in employment taxes and a $1.7 million increase in hospitalization insurance.

Occupancy expense was $13.3 million and $37.8 million for the three and nine months ended September 30, 2011, compared to $11.7 million and $35.8 million for the three and nine months ended September 30, 2010. The increase was primarily attributable to the rent paid on Integra Bank’s 52 financial centers.
Professional fees increased $4.3 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Professional fees increased $5.0 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in the quarterly comparison is primarily attributable to other professional fees associated with the acquisition of Integra Bank in the third quarter of 2011. The increase in the year-to-date comparison is primarily attributable to other professional fees associated with the acquisition of Monroe Bancorp in the first quarter of 2011 and the acquisition of Integra Bank in the third quarter of 2011.
Included in the third quarter of 2010 was approximately $0.9 million in loss on extinguishment of debt for the prepayment of a long-term repurchase agreement. Included in the nine months ended September 30, 2010 was approximately $2.3 million in loss on extinguishment of debt for the prepayment of an FHLB advance and two long-term repurchase agreements. There was no loss on extinguishment of debt in 2011.
The increase in the expense for amortization of intangibles is primarily due to the core deposit intangibles and trust relationship intangible associated with the acquisition of Monroe Bancorp and Integra Bank and subsequent amortization of these assets.
Other expense for the three months ended September 30, 2011, totaled $5.6 million, an increase of $2.3 million compared to the three months ended September 30, 2010. Other expense for the nine months ended September 30, 2011, totaled $11.6 million, an increase of $1.4 million compared to the nine months ended September 30, 2010. The increases are primarily attributable to changes in the provision for unfunded commitments and an accrual for a potential litigation settlement of $2.0 million in September 2011.
Noninterest Expense Related to Covered Assets
Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria.
Expense of $164 thousand was recorded during the third quarter of 2011 associated with holding and maintaining OREO properties assumed in the Integra acquisition.
Provision for Income Taxes
We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 32.4% for the three months ended September 30, 2011, compared to 12.8% for the three months ended September 30, 2010. The provision for income taxes, as a percentage of pre-tax income, was 26.9% for the nine months ended September 30, 2011, compared to 13.8% for the nine months ended September 30, 2010. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2011 based on the current estimate of the effective annual rate. The tax rate increased in the third quarter and first nine months of 2011 as a result of an increase in pre-tax book income while tax-exempt income remained relatively stable. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION
Overview
At September 30, 2011, our assets were $8.933 billion, a 19.0% increase compared to September 30, 2010 assets of $7.506 billion, and an increase of 23.0% compared to December 31, 2010 assets of $7.264 billion. The increase is primarily a result of the acquisition of Monroe Bancorp, which occurred on January 1, 2011 and the acquisition of Integra Bank, which occurred in the third quarter of 2011. The increase in purchased loan balances and interest earning cash balances has more than offset the decrease in investment securities over the past twelve months. We are continuing to reduce our reliance on higher cost deposits and wholesale funding. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.
Earning Assets
Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $7.715 billion at September 30, 2011, an increase of 14.6% from September 30, 2010.
Investment Securities
We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $91.6 million of 15- and 20-year fixed-rate mortgage pass-through securities, $178.0 million of U.S. government-sponsored entity and agency securities and $216.6 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2011.
Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.8 million at September 30, 2011.
At September 30, 2011, the total investment securities portfolio was $2.784 billion compared to $2.981 billion at September 30, 2010, a decrease of $196.7 million or 6.6%. Investment securities increased $153.7 million compared to December 31, 2010, an increase of 5.8%. Investment securities represented 36.1% of earning assets at September 30, 2011, compared to 44.3% at September 30, 2010, and 40.3% at December 31, 2010. The increase in investment securities since December 31, 2010 is a result of the Monroe Bancorp and Integra Bank acquisitions. Included in the September 30, 2011 investment securities portfolio is approximately $111.0 million related to our acquisition of Monroe Bancorp and $373.1 million related to our acquisition of Integra Bank. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and cash flows from sales, calls and maturities of securities were used to reduce wholesale funding. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2011, management does not intend to sell any available-for-sale securities with an unrealized loss position.
The investment securities available-for-sale portfolio had net unrealized gains of $47.8 million at September 30, 2011, an increase of $12.0 million compared to net unrealized gains of $35.8 million at September 30, 2010, and an increase of $41.4 million compared to net unrealized gains of $6.4 million at December 31, 2010. A $0.5 million charge was recorded during the first nine months of 2011 related to other-than-temporary-impairment on three non-agency mortgage-backed securities. A $3.3 million charge was recorded during the first nine months of 2010 related to other-than-temporary-impairment on two pooled trust preferred securities and ten non-agency mortgage-backed securities. See Note 5 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 3.51% at September 30, 2011, compared to 3.80% at September 30, 2010, and 4.23% at December 31, 2010. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.30% for the three months ended September 30, 2011, compared to 4.01% for the three months ended September 30, 2010, and 3.92% for the three months ended December 31, 2010. Average yields on investment securities, on a taxable equivalent basis, were 3.52%, 4.22% and 4.15% for the nine months ended September 30, 2011 and 2010, and for the year ended December 31, 2010.
Residential Loans Held for Sale
Residential loans held for sale were $4.7 million at September 30, 2011, compared to $3.5 million at September 30, 2010, and $3.8 million at December 31, 2010. Residential loans held for sale are loans that are closed, but not yet purchased by investors. The amount of residential loans held for sale on the balance sheet varies depending on the amount of originations, timing of loan sales to the secondary market and the percentage of residential loans being retained. The majority of new production during 2010 and 2011 was retained in Old National’s loan portfolio, resulting in a low amount of residential loans held for sale.
We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.2 million and $0.1 million as of September 30, 2011 and September 30, 2010, respectively. At December 31, 2010, the aggregate fair value equaled the unpaid principal balance.
Commercial and Commercial Real Estate Loans
Commercial and commercial real estate loans, including covered loans, are the largest classification within earning assets, representing 37.5% of earning assets at September 30, 2011, an increase from 33.4% at September 30, 2010, and an increase from 33.0% at December 31, 2010. At September 30, 2011, commercial and commercial real estate loans, including covered loans, were $2.897 billion, an increase of $648.3 million since September 30, 2010, and an increase of $742.9 million since December 31, 2010. Included in the total for September 30, 2011 is approximately $307.0 million related to our acquisition of Monroe Bancorp and $527.2 million related to our acquisition of Integra Bank. Weak loan demand in our markets continues to affect loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.
Consumer Loans
At September 30, 2011, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $66.2 million or 6.8% compared to September 30, 2010, and increased $113.0 million or 12.2% since December 31, 2010. Included in the total for September 30, 2011 is approximately $35.4 million related to our acquisition of Monroe Bancorp and $190.7 million related to our acquisition of Integra Bank.
Residential Real Estate Loans
At September 30, 2011, residential real estate loans, including covered loans, held in our loan portfolio were $916.7 million, an increase of $252.0 million, or 37.9%, from December 31, 2010 and an increase of $433.7 million, or 89.8%, from September 30, 2010. In addition to organic loan production, September 30, 2011 totals also include approximately $33.3 million acquired from Monroe Bancorp and $51.6 million acquired from Integra Bank. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. Over the past twelve months new loan production has been greater than payments on existing loans.

Covered Assets
On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets.
A summary of covered assets at September 30, 2011 is presented below:

September 30,
(dollars in thousands)	2011
Loans, net of discount & allowance	$710,963
Other real estate owned	31,908

Total covered assets	$742,871

Goodwill and Other Intangible Assets
Goodwill and other intangible assets at September 30, 2011, totaled $302.3 million, an increase of $106.7 million compared to $195.6 million at September 30, 2010, and an increase of $108.2 million compared to $194.1 million at December 31, 2010. During the first quarter of 2011, we recorded $78.9 million of goodwill and other intangible assets associated with the acquisition of Monroe Bancorp. Approximately $75.7 million is included in the “Community Banking” column for segment reporting and $3.2 million is included in the “Other” column for segment reporting. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the third quarter of 2011, we recorded $34.0 million of goodwill and other intangible assets associated with the acquisition of Integra Bank, which is included in the “Community Banking” column for segment reporting.
FDIC Indemnification Asset
Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. At September 30, 2011, the FDIC indemnification asset was $168.1 million.
Other Assets
Other assets have increased $57.3 million, or 29.4%, since December 31, 2010, primarily as a result of increases in deferred tax assets, fluctuations in the fair value of derivative financial instruments, and the addition of derivative instruments assumed in the Integra acquisition.
Funding
Total funding, comprised of deposits and wholesale borrowings, was $7.652 billion at September 30, 2011, an increase of 19.8% from $6.385 billion at September 30, 2010, and an increase of 23.8% from $6.183 billion at December 31, 2010. Included in total funding were deposits of $6.867 billion at September 30, 2011, an increase of $1.428 billion, or 26.2%, compared to September 30, 2010, and an increase of $1.404 billion compared to December 31, 2010. Included in total deposits at September 30, 2011 are $542.4 million from the acquisition of Monroe Bancorp and $994.4 million from the acquisition of Integra Bank. Noninterest-bearing deposits increased 36.4%, or $461.1 million, compared to September 30, 2010. Time deposits increased 4.5%, or $72.6 million, while savings deposits increased 55.3%, or $578.8 million, compared to September 30, 2010. NOW deposits increased 30.4%, or $353.5 million, compared to September 30, 2010. Money market deposits decreased 11.1%, or $38.2 million compared to September 30, 2010. Year over year, we have experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2011, wholesale borrowings, including short-term borrowings and other borrowings, decreased $161.2 million, or 17.0%, from September 30, 2010 and increased $64.7 million, or 9.0%, from December 31, 2010, respectively. Included in wholesale funding at September 30, 2011 is $47.1 million from the acquisition of Monroe Bancorp and $9.7 million from the acquisition of Integra Bank. Wholesale funding as a percentage of total funding was 10.3% at September 30, 2011, compared to 14.8% at September 30, 2010, and 11.6% at December 31, 2010. Short-term borrowings have decreased $26.8 million since September 30, 2010 while long-term borrowings have decreased $134.4 million since September 30, 2010. In the first quarter of 2011, we prepaid $17.2 million of FHLB advances. In the third quarter of 2011, we prepaid $102.0 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2010, we prepaid $50.0 million of FHLB advances and redeemed $100.0 million of 8.0% trust preferred securities.
FDIC True-Up Liability
The purchase and assumption agreement allows the FDIC to recover a portion of the loss share funds previously paid out under the loss share agreements in the event losses fail to reach the expected loss estimate. As of September 30, 2011, the FDIC true-up liability was $14.1 million.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities increased $36.7 million, or 18.2%, from December 31, 2010, primarily as a result of an increase in payables associated with security trades that did not settle until early October 2011 and the timing of those payments, fluctuations in the fair value of derivative financial instruments, and the addition of derivative instruments assumed in the Integra acquisition.
Capital
Shareholders’ equity totaled $1.028 billion at September 30, 2011, compared to $895.7 million at September 30, 2010, and $878.8 million at December 31, 2010. The September 30, 2011 balance includes approximately $90.1 million from the approximately 7.6 million shares of common stock that were issued in the acquisition of Monroe Bancorp.
We paid cash dividends of $0.07 and $0.21 per share for the three and nine months ended September 30, 2011, which reduced equity by $19.9 million. We paid cash dividends of $0.07 and $0.21 per share for the three and nine months ended September 30, 2010, which reduced equity by $18.3 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.3 million during the nine months ended September 30, 2011, and $0.5 million during the nine months ended September 30, 2010. The repurchases related to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $24.4 million during the nine months ended September 30, 2011, and increased equity by $34.4 million during the nine months ended September 30, 2010. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $3.0 million during the nine months ended September 30, 2011, compared to $1.9 million during the nine months ended September 30, 2010.
Capital Adequacy
Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2011, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Regulatory capital ratios decreased at December 31, 2010 primarily due to our redemption of $100 million of 8% trust preferred securities. Regulatory capital ratios at September 30, 2011 include the issuance of approximately 7.6 million shares of common stock, valued at approximately $90.1 million, in the acquisition of Monroe Bancorp during the first quarter of 2011. Goodwill of $29.7 million and core deposit intangibles of $4.1 million was recorded in conjunction with the Integra acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As of September 30, 2011, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	September 30,		December 31,
	Minimum	2011	2010	2010
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	7.88%	10.24%	9.01%
Tier 1 capital to risk-adjusted total assets	4.00	12.17	15.37	13.57
Total capital to risk-adjusted total assets	8.00	13.67	17.25	14.83
Shareholders’ equity to assets	N/A	11.50	11.93	12.10
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
Investment Activities
Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At September 30, 2011, we had non-agency collateralized mortgage obligations with a fair value of $95.1 million or approximately 4.2% of the available-for-sale securities portfolio. The net unrealized loss on these securities at September 30, 2011, was approximately $3.5 million.
We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Nine non-agency mortgage-backed securities were rated below investment grade as of September 30, 2011. During the first nine months of 2011, we experienced $1.9 million of other-than-temporary-impairment losses on three of these securities, of which $0.5 million was recorded as a credit loss in earnings and $1.4 million is included in other comprehensive income. During the first nine months of 2010, we experienced $4.1 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $1.1 million was included in other comprehensive income.
We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2011, we had pooled trust preferred securities with a fair value of approximately $7.5 million, or 0.3% of the available-for-sale securities portfolio. During the first nine months of 2011, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at September 30, 2011, the unrealized loss on our pooled trust preferred securities was approximately $19.8 million. During the first nine months of 2010, two of these securities experienced $0.3 million of other-than-temporary-impairment, all of which was recorded as a credit loss in earnings.

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
Included in the held-to-maturity category at September 30, 2011 are approximately $91.6 million of agency mortgage-backed securities and $216.6 million of municipal securities at amortized cost.
Counterparty Exposure
Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $413.2 million at September 30, 2011.
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
In the underwriting of our commercial real estate loans, we obtain appraisals for the underlying properties. Decisions to lend are based on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we primarily emphasize the ratio of the property’s projected net cash flows to the loan’s debt service requirement. The debt service coverage ratio normally is not less than 120% and it is computed after deduction for a vacancy factor and property expenses as appropriate. In addition, a personal guarantee of the loan or a portion thereof is often required from the principal(s) of the borrower. We require title insurance insuring the priority of our lien, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, business interruption insurance or other insurance may be required.
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
We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2011, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or lesser-developed countries. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.
On January 1, 2011, Old National closed on its acquisition of Monroe Bancorp. As of September 30, 2011, acquired loans totaled $375.7 million and there was $3.6 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2011, $20.9 million met the definition of criticized, $11.0 million were considered classified, and $38.4 million were doubtful. During the three and nine months ended September 30, 2011, Old National reversed $0.3 million and accrued $2.9 million of provision expense, respectively. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of September 30, 2011, acquired loans totaled $769.9 million and there was $31.9 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At September 30, 2011, approximately $711.3 million of loans and $31.9 million of other real estate owned are covered by the loss sharing agreements and are excluded from the summary of under-performing, criticized and classified asset found below. During the three months ended September 30, 2011, Old National accrued no provision expense on these credits.
Summary of under-performing, criticized and classified assets, excluding covered assets:

	September 30,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual loans
Commercial	$37,739	$25,519	$25,488
Commercial real estate	72,717	28,547	30,416
Residential real estate	9,234	9,009	8,719
Consumer	5,102	6,768	6,322

Total nonaccrual loans	124,792	69,843	70,945
Renegotiated loans not on nonaccrual	—	—	—
Past due loans (90 days or more and still accruing)
Commercial	408	304	79
Commercial real estate	490	—	—
Consumer	260	1,060	493

Total past due loans	1,158	1,364	572
Other real estate owned	9,390	5,886	5,591

Total under-performing assets, excluding covered assets	$135,340	$77,093	$77,108

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$226,352	$170,870	$174,341
Other classified assets (3)	113,161	148,011	105,572
Criticized loans	98,516	74,991	84,017

Total criticized and classified assets, excluding covered assets	$438,029	$393,872	$363,930

Asset Quality Ratios:
Non-performing loans/total loans (1) (2)	3.01%	1.89%	1.90%
Under-performing assets/total loans and other real estate owned (1)	3.26	2.08	2.06
Under-performing assets/total assets	1.52	1.03	1.06
Allowance for loan losses/under-performing assets	48.19	93.59	93.78

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 9 pooled trust preferred securities, 9 non-agency mortgage-backed securities and 1 corporate security at September 30, 2011.
Loan charge-offs, net of recoveries and excluding covered assets, totaled $4.9 million for the three months ended September 30, 2011, a decrease of $1.2 million from the three months ended September 30, 2010. Net charge-offs excluding covered assets for the nine months ended September 30, 2011 totaled $13.5 million compared to $21.1 million for the nine months ended September 30, 2010. Annualized, net charge-offs to average loans were 0.50% and 0.44% for the three and nine months ended September 30, 2011, as compared to 0.66% and 0.76% for the three and nine months ended September 30, 2010.

Under-performing assets, excluding covered assets, totaled $135.3 million at September 30, 2011, an increase of $58.2 million compared to $77.1 million at September 30, 2010, and an increase of $58.2 million compared to $77.1 million at December 31, 2010. As a percent of total loans and other real estate owned, under-performing assets, excluding covered assets, at September 30, 2011, were 3.26%, an increase from the September 30, 2010 ratio of 2.08% and an increase from the December 31, 2010 ratio of 2.06%. Nonaccrual loans, excluding covered loans, were $124.8 million at September 30, 2011, compared to $69.8 million at September 30, 2010, and $70.9 million at December 31, 2010. The acquisition of Monroe Bancorp is the primary reason for the increases. The Monroe loans were marked to fair value at acquisition, and no allowance was brought forward on these acquired loans. Credit losses evident in the loans were included in the determination of the fair value. At September 30, 2011, under-performing assets related to Monroe Bancorp were approximately $42.0 million, which included approximately $38.4 million of nonaccrual loans.
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
Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a six month period of performance according to the restructured terms. All of our troubled debt restructurings were included with nonaccrual loans at September 30, 2011 and consisted of $3.9 million of commercial loans and $5.5 million of commercial real estate loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2010 and consisted of $3.8 million of commercial loans and $1.0 million of commercial real estate loans.
Management will continue its efforts to reduce the level of under-performing loans and will also consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.
Total classified and criticized assets excluding covered assets were $438.1 million at September 30, 2011, an increase of $44.2 million from September 30, 2010, and an increase of $74.2 million from December 31, 2010. The acquisition of Monroe Bancorp is the primary reason for the increases. Other classified assets include $113.2 million, $148.0 million and $105.6 million of investment securities that fell below investment grade rating at September 30, 2011, September 30, 2010 and December 31, 2010, respectively.
Covered assets
Summary of asset quality for covered assets at September 30, 2011:

(dollars in thousands)
30-59 days past due	$12,626
60-89 days past due	1,713
90 days past due still accruing	692
Nonaccrual	199,028
Current	497,207

Total covered loans	$711,266

Other real estate owned	$31,908

Allowance for Loan Losses and Reserve for Unfunded Commitments
To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2011, the allowance for loan losses was $65.2 million, a decrease of $6.9 million compared to $72.1 million at September 30, 2010, and a decrease of $7.1 million compared to $72.3 million at December 31, 2010. The primary reasons for the decrease in the allowance from September 30, 2010 to September 30, 2011 were a $3.7 million decline in general allocation due to a lower level of the legacy bank’s commercial and commercial real estate loans outstanding, and a $5.1 million reduction for consumer loans due to a lower level of legacy bank consumer loans, partially offset by a $1.9 million increase in the amount of specifically determined allowance for nonaccrual commercial and commercial real estate loans. As a percentage of total loans excluding loans and leases held for sale and covered loans, the allowance was 1.58% at September 30, 2011, compared to 1.95% at September 30, 2010, and 1.93% at December 31, 2010. The provision for loan losses for the nine months ended September 30, 2011, was $6.4 million compared to $23.7 million for the nine months ended September 30, 2010. The lower provision in 2011 is primarily attributable to the changing portfolio mix and improved risk profile.
We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $5.9 million reserve for unfunded loan commitments at September 30, 2011 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.8 million at December 31, 2010. The higher reserve is the result of an increase in unfunded commitments.
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

	Changes in Net Interest Income
Immediate	One Year Horizon				Two Year Cumulative Horizon
Change in the	9/30/2011		9/30/2010		9/30/2011		9/30/2010
Level of Interest	$ Change		$ Change		$ Change		$ Change
Rates	(000s)	% Change	(000s)	% Change	(000s)	% Change	(000s)	% Change
+ 3.00%	(12,791)	-4.89%	(3,030)	-1.38%	(9,757)	-1.89%	10,574	2.38%
+ 2.00%	(5,723)	-2.19%	(2,156)	-0.98%	2,718	0.53%	7,219	1.63%
+ 1.00%	842	0.32%	(679)	-0.31%	9,512	1.84%	5,473	1.23%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA
At September 30, 2011, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will increase our net interest income by $0.8 million or 0.32% over a one year horizon. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decline by 2.19% and 4.89% respectively. Over a two-year horizon, the model reflects increases in net interest income for the up 1.00% and 2.00% scenarios of 1.84% and 0.53% respectively. If rates increase by 3.00%, our model indicates that net interest income would fall by 1.89%. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.
The changes in the rate sensitivity of the balance sheet from September 30, 2010 to September 30, 2011, are attributable to a smaller investment portfolio, reduced reliance on wholesale funding, and changes in the mix of the balance sheet. The mix change was driven partially by the acquisitions of Monroe Bank on January 1, 2011 and Integra Bank on July 29, 2011, which added significantly to our loan and core deposit balances.
We have also executed several strategies to position the Company in the current low rate environment to be relatively neutral to interest rate increases. For example, management has focused on reducing the size and duration of the investment portfolio at the same time it has increased its holdings of fixed-rate, residential real estate mortgages. Modeling results as of September 30, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.
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

	Economic Value of Equity
Immediate Change in	9/30/2011		9/30/2010
the Level of Interest	$ Change		$ Change
Rates	(millions)	% Change	(millions)	% Change
+ 3.00%	6	0.86%	(76)	-11.60%
+ 2.00%	20	2.90%	(57)	-8.70%
+ 1.00%	50	7.42%	(12)	-1.82%
- 1.00%	NA	NA	NA	NA
At September 30, 2011, Old National’s Economic Value of Equity (“EVE”) scenarios indicated positive changes to EVE in all interest rate scenarios. As of September 30, 2010, EVE changes were negative in all rate scenarios. As noted previously, these changes in EVE modeling results were driven primarily by a smaller investment portfolio and changes in the mix of the balance sheet. Modeling results at September 30, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.

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
We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $7.6 million at September 30, 2011, compared to an estimated fair value gain of $4.4 million at December 31, 2010. In addition, the notional amount of derivatives increased by $80.4 million from December 31, 2010, primarily as a result of derivative instruments acquired from Integra. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.
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
Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:
•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 15, 2011

•	Dominion Bond Rating Services has issued a stable outlook as of August 2, 2011

•	Moody’s Investor Service did not rate Old National Bancorp as of December 20, 2010.

•	Moody’s Investor Service downgraded Old National Bank’s Long Term Rating from A1 to A2 and changed its outlook from Negative to Stable on November 1, 2011. Old National Bank’s Short Term Rating was unchanged.

The senior debt ratings of Old National and Old National Bank at September 30, 2011, are shown in the following table.
SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	BBB+	F2	A (low)	R-1 (low)
N/A = not applicable
As of September 30, 2011, Old National Bank had the capacity to borrow $681 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposits and short-term and medium-term bank notes as well.
The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2011, the Parent Company’s other borrowings outstanding increased to $29.0 million as compared to $8.0 million at December 31, 2010. This increase was due to Parent Company’s assumption of Monroe Bancorp’s $13.0 million subordinated debt and $8.0 million trust preferred securities as of January 1, 2011. Old National’s Board of Directors approved the redemption of junior subordinated debentures, resulting in the trustee of ONB Capital Trust II redeeming all $100.0 million of the 8% trust preferred securities on December 15, 2010.
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
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.196 billion and standby letters of credit of $80.6 million at September 30, 2011. At September 30, 2011, approximately $1.007 billion of the loan commitments had fixed rates and $189 million had floating rates, with the floating rates ranging from 2.0% to 19.8%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. The term of these off-balance sheet arrangements is typically one year or less.
During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $9.0 million at September 30, 2011.

CONTRACTUAL OBLIGATIONS
The following table presents our significant fixed and determinable contractual obligations at September 30, 2011:
CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$5,176,540	$—	$—	$—	$5,176,540
IRAs, consumer and brokered certificates of deposit	268,450	1,120,138	183,754	118,381	1,690,723
Short-term borrowings	341,004	—	—	—	341,004
Other borrowings	150,012	76,337	109,323	108,212	443,884
Fixed interest payments (2)	3,147	20,385	13,886	43,576	80,994
Operating leases	8,632	63,823	58,733	296,045	427,233
Other long-term liabilities (3)	250	—	—	—	250

(1)	For the remaining three months of fiscal 2011.

(2)	Our subordinated bank notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 10.00%. All of our other long-term debt is at Libor based variable rates at September 30, 2011. The projected variable interest assumes no increase in Libor rates from September 30, 2011.

(3)	Amount expected to be contributed to the pension plans in 2011. Amounts for 2012 and beyond are unknown at this time.
We rent certain premises and equipment under operating leases. See Note 18 to the consolidated financial statements for additional information on long-term lease arrangements.
On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The physical branch locations and leases were not immediately acquired by Old National in the acquisition. Old National has an option, exercisable for 90 days following the closing of the acquisition, to acquire, at fair value, any bank premises that were owned by, and to assume any leases relating to bank premises held by Integra. Old National is currently reviewing the bank premises and related leases of Integra and currently expects to acquire 16 of the Integra facilities and leases. No amounts for Integra are included in the table above.
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
In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 16 to the consolidated financial statements.
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
Goodwill and Intangibles
•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350 (SFAS No. 142 Goodwill and Other Intangible Assets), goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.
•	Judgments and Uncertainties. The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.
•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of the Company as a whole and the individual lines of business in which the goodwill or intangibles reside.
Acquired Impaired Loans
•	Description. Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).
Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased significantly and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.
•	Judgments and Uncertainties. These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.
•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans as well as the carrying value of any associated indemnification assets, as the FDIC will reimburse the Company for losses incurred on certain acquired loans, but the shared-loss agreements may not fully offset the financial effects of such a situation.

Allowance for Loan Losses
•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.
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

Management’s analysis of probable losses in the portfolio at September 30, 2011, resulted in a range for allowance for loan losses of $9.5 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.2 million and an increase of $4.9 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.
Derivative Financial Instruments
•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.
•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.
•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.
Income Taxes
•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 16 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.
•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.
Valuation of Securities
•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.
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

FORWARD-LOOKING STATEMENTS
In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National,” or the “Company”). Forward-looking statements are identified by the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe”, “anticipate” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, the Company’s business and growth strategies, including future acquisitions of banks, regulatory developments, and expectations about performance as well as economic and market conditions and trends.
Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. We can not assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

•	economic conditions generally and in the financial services industry;

•	expected cost savings in connection with the consolidation of recent acquisitions may not be fully realized or realized within the expected time frames, and deposit attrition, customer loss and revenue loss following completed acquisitions may be greater than expected;

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	our ability to execute our business plan;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate loans;

•	changes in the securities markets; and

•	changes in fiscal, monetary and tax policies.
Investors should consider these risks, uncertainties and other factors in addition to risk factors included in our other filings with the SEC.

ITEM 3.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Liquidity Risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Risks Related to Old National’s Business
We face risks with respect to expansion.
We have acquired, and may continue to acquire, other financial institutions or parts of those institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services.
We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any mergers or acquisitions will be successful. Also, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.
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

In the current economic environment, we anticipate that in addition to opportunities to acquire other banks in privately negotiated transactions, we may also have opportunities to bid to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks. Because FDIC-assisted acquisitions are structured in a manner that would not allow us the time normally associated with due diligence investigations prior to committing to purchase the target bank or preparing for integrations of an acquired bank, we may face additional risks in FDIC-assisted transactions. These risks include, among other things:
•	loss of customers of the failed bank;

•	strain on management resources related to collection and management of problem loans;

•	problems related to integration of personnel and operating systems;

•	the ultimate collectability of claims with the FDIC under the shared loss agreement are dependent upon the performance of the underlying covered assets, the passage of time and our ability to service loans in accordance with the shared loss agreement; and

•	losses may exceed our estimates and move us into a tranche where we have 0% coverage under our loss sharing agreements with the FDIC.
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
Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by the Office of Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business — Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitation on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Old National and Old National Bank could require Old National and Old National Bank to seek other sources of capital in the future. In addition, certain provisions in the legislation that do not currently apply to Old National may become effective if Old National grows and its consolidated assets increase to over ten billion.

Regulatory authorities also have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution, the adequacy of an institution’s Bank Secrecy Act/Anti Money Laundering program management, and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing institutions, could have a material impact on Old National and its operations.
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
(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs

07/01/11 - 07/31/11	737	$10.56	737	2,216,788
08/01/11 - 08/31/11	—	—	—	2,216,788
09/01/11 - 09/30/11	—	—	—	2,216,788

Quarter-to-date 09/30/11	737	$10.56	737	2,216,788

On January 27, 2011, the Board of Directors approved the repurchase of up to 2.25 million shares of stock over a twelve month period beginning January 27, 2011 and ending January 31, 2012. During the first nine months of 2011, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

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

10.52	Old National Bancorp 2011 Incentive Compensation Plan is filed herewith.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.**

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

Date: November 8, 2011