Form 10-K
period 2011-12-31
OLD NATIONAL BANCORP /IN/
filed 2012-02-27
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2011, was $991,424,057 (based on the closing price on that date of $10.80). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2011, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2012, was 94,655,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2012, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2011 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP

2011 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

GENERAL

Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through our non-bank affiliates, we provide services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2011, we employed 2,551 full-time equivalent associates.

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

As of December 31, 2011, Old National Bank operated 183 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

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

Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 23 to the consolidated financial statements.

MARKET AREA

We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana and Kentucky with continued expansion in the attractive Louisville, Indianapolis and Lafayette markets. In February 2007, we expanded into Northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area. On January 1, 2011, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets. On July 29, 2011, we acquired the banking operations of Integra Bank N.A. in an FDIC-assisted transaction. Integra Bank was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations, primarily in southwest Indiana, southeastern Illinois and western Kentucky.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky. The data includes deposit information for Integra Bank, which was acquired on July 29, 2011.

Old National Deposit Market Share and Number of Branch Locations

Deposits as of June 30, 2011

	September 30,	September 30,
	Number of	Deposit Market
Market Location	Branches	Share Rank
Evansville, Indiana	23	1st
Bloomington, Indiana	9	1st
Vincennes, Indiana	4	1st
Central City, Kentucky	4	1st
Danville, Indiana	3	1st
Madisonville, Kentucky	3	1st
Washington, Indiana	5	1st
Jaspar, Indiana	8	2nd
Terre Haute, Indiana	6	2nd
Muncie, Indiana	6	3rd
Carbondale, Illinois	4	3rd
Mt. Vernon, Illinois	1	3rd

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

On January 1, 2011, we acquired Monroe Bancorp in an all stock transaction. Monroe Bancorp was headquartered in Bloomington, Indiana and had 15 banking centers. Pursuant to the merger agreement, the shareholders of Monroe Bancorp received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million. On January 1, 2011, unaudited financial statements of Monroe Bancorp showed assets of $808.1 million, which included $509.6 million of loans, $166.4 million of securities and $711.5 million of deposits. The acquisition strengthens our deposit market share in the Bloomington, Indiana market and improved our deposit market share rank to first place in 2011.

On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. As of the closing, the trust business had approximately $328 million in assets under management. Old National paid Integra $1.3 million in an all cash transaction. At December 31, 2011, total assets under management by Old National’s Wealth Management division were approximately $4.2 billion.

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC-assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

On January 25, 2012, Old National announced its agreement to acquire Indiana Community Bancorp in an all stock transaction. Indiana Community Bancorp is an Indiana bank holding company with Indiana Bank and Trust Company (“IBTC”) as its wholly owned subsidiary. Headquartered in Columbus, Indiana, IBTC has 17 full-service banking centers serving the South Central Indiana area and approximately $985 million in assets. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp will receive 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, subject to certain adjustments. The transaction is valued at approximately $79.2 million and is expected to close in the second quarter of 2012 subject to approval by federal and state regulatory authorities.

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

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, met all risk-based capital requirements of the FDIC and OCC as of December 31, 2011. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2011, see Note 21 to the consolidated financial statements.

In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Old National Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks, such as Old National. In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department allocated $350 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. For details regarding Old National’s former participation in TARP, refer to the “Financial Condition – Capital” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TAGP was extended through December 31, 2010. The enactment of the Dodd-Frank Act provides unlimited federal deposit insurance until December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions.

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

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to slowly improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.

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

Old National’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that Old national offers, is highly dependent upon the business environment in the markets where Old National operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts or a combination of these or other factors.

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

•

the ultimate collectibility of claims with the FDIC under the shared loss agreement are dependent upon the performance of the underlying covered assets, the passage of time and our ability to service loans in accordance with the shared loss agreement; and

•	losses may exceed our estimates and move us into a tranche where we have 0% coverage under our loss sharing agreements with the FDIC.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth or losses, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time (which are outside our control) and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

Our wholesale funding sources may prove insufficient to replace deposits or support our future growth.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered certificates of deposit, repurchase agreements, and federal funds purchased. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by the Office of Comptroller of the Currency (“OCC”), the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business—Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitation on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Old National and Old National Bank could require Old National and Old National Bank to seek other sources of capital in the future. In addition, certain provisions in the legislation that do not currently apply to Old National may become effective if Old National grows and its consolidated assets increase to over ten billion.

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

As of December 31, 2011, Old National and its affiliates operated a total of 183 banking centers, loan production or other financial services offices, primarily in the states of Indiana, Illinois and Kentucky. Of these facilities, 29 were owned.

The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, we lease 154 financial centers from unaffiliated third parties. The terms of these leases range from six months to twenty-four years. See Note 19 to the consolidated financial statements.

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.) On March 25, 2009, the Court granted summary judgment to Old National concluding that the plaintiffs do not have standing to sue Old National in this matter. The plaintiffs subsequently filed a motion to alter or amend the judgment with the Court. The Plaintiffs motion to alter or amend the judgment was granted by the Court on July 29, 2009, reversing the Court’s March 25, 2009 Order as to standing. The July 29, 2009 Order permitted Old National to file a new motion for summary judgment with respect to issues that had not been resolved by the Court. On December 10, 2009, the Court granted Old National partial summary judgment and also granted a motion by Plaintiffs to amend their complaint. The Court’s December 10, 2009 Order permitted Old National to file a new motion for summary judgment on the amended complaint. Old National filed its motion for summary judgment on January 22, 2010, which was granted in part and denied in part on August 6, 2010. Old National filed its fourth motion for summary judgment in April 2011 that has the potential to dispose of the case if granted by the Court. In addition, a mediation session was held in March 2011 and settlement discussions continued between Old National and the Plaintiffs. Settlement negotiations became meaningful in mid-August of 2011. Although Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit, given the risks and uncertainty of litigation Old National reached a tentative settlement with the plaintiffs in mid-September of 2011. As such, two million dollars was accrued in the third quarter of 2011 in anticipation of negotiating final settlement and full resolution of this matter. In the event of settlement, a portion of the anticipated settlement funds may be temporarily put in escrow to account for uncertain contingencies.

In November 2010, Old National was named in a class action lawsuit, together with other banks, challenging Old National Bank’s checking account practices. The plaintiff seeks damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing. On December 8, 2011, the plaintiff sought leave to add additional individuals as plaintiffs. Old National has objected and the Court has not yet ruled, which has temporarily suspended action in this matter, other than the aforementioned discovery exchanges.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NYSE, share volume and dividend data for 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2011
First Quarter	$12.15	$10.35	29,575,800	$0.07
Second Quarter	11.33	10.16	34,157,500	0.07
Third Quarter	11.05	8.67	52,288,900	0.07
Fourth Quarter	11.99	9.05	47,713,600	0.07
2010
First Quarter	$12.63	$11.01	40,933,700	$0.07
Second Quarter	13.92	10.36	37,445,200	0.07
Third Quarter	11.05	9.16	36,704,800	0.07
Fourth Quarter	11.94	9.35	37,829,000	0.07

There were 23,447 shareholders of record as of December 31, 2011. Old National declared cash dividends of $0.28 per share during the years ended December 31, 2011 and 2010. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 21 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2011:

	September 30,	September 30,	September 30,	September 30,
			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
10/01/11—10/31/11	—	$—	—	2,216,788
11/01/11—11/30/11	—	—	—	2,216,788
12/01/11—12/31/11	112,288	10.56	112,288	2,104,500

Total	112,288	$10.56	112,288	2,104,500

During the fourth quarter of 2011, Old National repurchased a limited number of shares from a shareholder but did not repurchase any shares on the open market. On January 27, 2011, the Board of Directors approved the repurchase of up to 2.25 million shares of common stock over a twelve month period beginning January 27, 2011 and ending January 31, 2012.

Subsequent to year-end, the Board of Directors approved the repurchase of up to 2.0 million shares of common stock over a twelve month period that runs through January 31, 2013. On January 26, 2012, the Board of Directors also declared an increase in its quarterly common stock dividend to $.09 per share, a 28.6% increase over the previous cash dividend level of $.07 per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2011.

2008 EQUITY COMPENSATION PLAN

	September 30,	September 30,	September 30,
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plan
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,334,957	$19.69	2,505,463

Equity compensation plans not approved by security holders	—	—	—

Total	5,334,957	$19.69	2,505,463

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.

The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2006, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6.	SELECTED FINANCIAL DATA

	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Operating Results
Net interest income	$272,873	$218,416	$231,399	$243,325	$219,191
Conversion to fully taxable equivalent (1)	11,821	13,482	20,831	19,326	17,160

Net interest income—tax equivalent basis	284,694	231,898	252,230	262,651	236,351
Provision for loan losses	7,473	30,781	63,280	51,464	4,118
Noninterest income	182,883	170,150	163,460	166,969	155,138
Noninterest expense	348,521	314,305	338,956	297,229	277,998
Net income available to common shareholders	72,460	38,214	9,845	62,180	74,890
Common Share Data (2)
Weighted average diluted shares	94,772	86,928	71,367	65,776	65,750
Net income (diluted)	$0.76	$0.44	$0.14	$0.95	$1.14
Cash dividends (3)	0.28	0.28	0.44	0.69	1.11
Common dividend payout ratio (4)	36.59	63.75	308.59	73.51	97.38
Book value at year-end	10.92	10.08	9.68	9.56	9.86
Stock price at year-end	11.65	11.89	12.43	18.16	14.96
Balance Sheet Data (at December 31)
Loans (5)	$4,771,731	$3,747,270	$3,908,276	$4,777,514	$4,699,356
Total assets	8,609,683	7,263,892	8,005,335	7,873,890	7,846,126
Deposits	6,611,563	5,462,925	5,903,488	5,422,287	5,663,383
Other borrowings	290,774	421,911	699,059	834,867	656,722
Shareholders’ equity	1,033,556	878,805	843,826	730,865	652,881
Performance Ratios
Return on average assets (ROA)	0.86%	0.50%	0.17%	0.82%	0.94%
Return on average common shareholders' equity (ROE)	7.24	4.40	1.41	9.49	11.67
Average equity to average assets	11.94	11.46	9.06	8.67	8.04
Net interest margin (6)	3.87	3.40	3.50	3.82	3.28
Efficiency ratio (7)	73.80	79.25	80.45	69.39	69.58
Asset Quality (8)
Net charge-offs to average loans	0.49%	0.75%	1.40%	0.87%	0.44%
Allowance for loan losses to ending loans	1.22	1.93	1.81	1.41	1.20
Allowance for loan losses	$58,060	$72,309	$69,548	$67,087	$56,463
Underperforming assets (9)	340,543	77,108	78,666	69,883	45,203
Other Data
Full-time equivalent employees	2,551	2,491	2,812	2,507	2,494
Branches and financial centers	183	161	172	117	115

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.

(3)	2007 includes cash dividends of $.88 paid in 2007 and cash dividends of $.23 declared for the first quarter of 2008.

(4)	Cash dividends divided by income available to common stockholders.

(5)	Includes residential loans and finance leases held for sale.

(6)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.

(7)	Defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.

(8)	Excludes residential loans and finance leases held for sale.

(9)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $215.7 million of covered assets acquired in an FDIC assisted transaction, which are covered by loss sharing agreements with the FDIC providing for specified loss protection.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2011, 2010 and 2009, and financial condition as of December 31, 2011 and 2010. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

CORPORATE DEVELOPMENTS IN FISCAL 2011

Net income for 2011 was $72.5 million, an increase of $34.2 million from 2010. Diluted earnings per share available to common shareholders were $0.76 per share, an increase of $0.32 per share from 2010.

Improvement in 2011 net income was primarily due to the following:

•	Our acquisition of Monroe Bancorp on January 1, 2011 and our FDIC assisted acquisition of Integra Bank at July 29, 2011; and

•	Lower provision expense.

Other significant actions include:

•	Controlling expenses remained a company-wide focus throughout 2011. We still aspire to attain a 65 percent efficiency ratio by the end of 2012.

•	During 2011, we continued to reduce long-term debt, a more expensive source of funding. This includes the redemption of our $150.0 million 6.75% subordinated debentures on October 15, 2011.

•

Subsequent to year-end, Old National announced the partnership with Indiana Community Bancorp based out of Columbus, Indiana. This acquisition will add 17 full-service financial centers and increase our presence in south central Indiana.

BUSINESS OUTLOOK

We believe we are in the midst of a slow, steady economic recovery that is likely to require at least another year for full stabilization to be achieved. The Federal Reserve has signaled its intention to keep both long- and short-term rates low for an indefinite period, but we still anticipate that 2012 will pose challenges for revenue growth.

Our goals for 2012 are much the same as they were in 2011: increase revenue, reduce expenses and target partnership opportunities that align with our financial and strategic goals.

•

While we remain committed to the same conservative, risk-conscious approach to lending, we know how vital it is to generate new loan growth in 2012 and beyond. We believe our new partnerships, and the new client base they represent, position us well to achieve this growth.

•	Just as we did in 2011, we will continue to look for ways to enhance the company’s efficiency ratio through process improvements, organizational streamlining and other cost reduction strategies.

•

We continue to target additional partnerships. We are focused on community banks in growth markets that are either within or near our existing franchise. Such strategic consolidations should improve the company’s bottom line while expanding our distribution network, which helps build long-term shareholder value.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2011, 2010, and 2009:

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Income Statement Summary:
Net interest income	$272,873	$218,416	$231,399
Provision for loan losses	7,473	30,781	63,280
Noninterest income	182,883	170,150	163,460
Noninterest expense	348,521	314,305	338,956
Other Data:
Return on average common equity	7.24%	4.40%	1.41%
Efficiency ratio (1)	73.80%	79.25%	80.45%
Tier 1 leverage ratio	8.29%	9.01%	9.51%
Net charge-offs to average loans	0.49%	0.75%	1.40%

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.

Comparison of Fiscal Years 2011 and 2010

Net Interest Income

Net interest income is the most significant component of our earnings, comprising over 59% of 2011 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Net interest income	$272,873	$218,416	$231,399
Conversion to fully taxable equivalent	11,821	13,482	20,831

Net interest income—taxable equivalent basis	$284,694	$231,898	$252,230

Average earning assets	7,359,092	6,814,607	7,207,225

Net interest margin	3.71%	3.21%	3.21%
Net interest margin—taxable equivalent basis	3.87%	3.40%	3.50%

Net interest income was $272.9 million in 2011, a 24.9% increase from the $218.4 million reported in 2010. Taxable equivalent net interest income was $284.7 million in 2011, a 22.8% increase from the $231.9 million reported in 2010. The net interest margin on a fully taxable equivalent basis was 3.87% for 2011, a 47 basis point increase compared to the 3.40% reported in 2010. The increase in both net interest income and net interest margin is primarily due to the acquisition of Monroe Bancorp on January 1, 2011 and Integra Bank on July 29, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets benefited net interest margin by 50 basis points in 2011. We expect this benefit to decline over time. The yield on average earning assets increased 5 basis points from 4.55% to 4.60% while the cost of interest-bearing liabilities decreased 51 basis points from 1.47% to 0.96%. Average earning assets increased by $544.5 million, or 8.0%. Average interest-bearing liabilities increased $288.9 million, or 5.4%. The increase in average earning assets consisted of a $692.7 million increase in loans, a $123.3 million decrease in lower yielding investment securities and a $24.9 million decrease in money market and other interest-earning investments. The increase in average interest-bearing liabilities consisted of a $453.9 million increase in interest-bearing deposits, a $35.1 million increase in short-term borrowings and a $200.1 million decrease in other borrowings. Noninterest-bearing deposits increased by $373.3 million.

Significantly affecting average earning assets during 2011 was the increase in the size of the loan portfolio combined with the reduction in the size of the investment portfolio and the decrease in interest earning cash balances at the Federal Reserve. Included in average earning assets for 2011 are approximately $524.3 million from the Monroe Bancorp acquisition, which was acquired on January 1, 2011 and $319.5 million from the Integra Bank acquisition, which was acquired on July 29, 2011. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and securities sales were used to reduce other borrowings. The increase in average loans during 2011 is a result of the Monroe Bancorp and Integra Bank acquisitions. Commercial and commercial real estate loans continue to be affected by weak loan demand in our markets, more stringent loan underwriting standards and our desire to lower future potential credit risk by being cautious towards the real estate market. The loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets during 2011 and was approximately 64 percent of interest earning assets at December 31, 2011.

Positively affecting margin was an increase in noninterest-bearing demand deposits combined with decreases in time deposits and other borrowings. During 2011, we prepaid $119.2 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of interest-bearing liabilities. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
	2011			2010			2009
(tax equivalent basis,	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning Assets
Money market and other interest- earning investments (7)	$152,848	$362	0.24%	$177,786	$431	0.24%	$79,701	$133	0.17%
Investment securities: (6)
U.S. Treasury & Government- sponsored agencies (1)	1,969,590	52,369	2.66	2,150,562	77,208	3.59	1,979,557	89,109	4.50
States and political subdivisions (3)	580,851	34,135	5.88	536,295	33,181	6.19	506,709	34,072	6.72
Other securities	211,862	9,102	4.30	198,747	9,307	4.68	214,414	10,570	4.93

Total investment securities	2,762,303	95,606	3.46	2,885,604	119,696	4.15	2,700,680	133,751	4.95

Loans: (2)
Commercial (3) (4)	1,326,746	63,953	4.82	1,271,515	56,153	4.42	1,684,693	75,629	4.49
Commercial real estate	1,308,401	78,912	6.03	1,007,636	44,992	4.47	1,117,285	51,652	4.62
Residential real estate (5)	847,722	41,267	4.87	464,676	26,209	5.64	469,446	26,422	5.63
Consumer, net of unearned income	961,072	58,314	6.07	1,007,390	62,849	6.24	1,155,420	73,921	6.40

Total loans (4) (5)	4,443,941	242,446	5.46	3,751,217	190,203	5.07	4,426,844	227,624	5.14

Total earning assets	7,359,092	$338,414	4.60%	6,814,607	$310,330	4.55%	7,207,225	$361,508	5.02%

Less: Allowance for loan losses	(70,753)			(73,868)			(70,098)
Non-Earning Assets
Cash and due from banks	152,162			124,565			127,697
Other assets	944,172			721,142			724,969

Total assets	$8,384,673			$7,586,446			$7,989,793

Interest-Bearing Liabilities
NOW deposits	$1,472,710	$587	0.04%	$1,221,352	$411	0.03%	$1,250,745	$473	0.04%
Savings deposits	1,384,294	3,948	0.29	1,043,289	3,134	0.30	937,642	3,585	0.38
Money market deposits	328,550	337	0.10	361,166	357	0.10	436,507	441	0.10
Time deposits	1,647,729	31,039	1.88	1,753,561	44,706	2.55	2,054,740	63,129	3.07

Total interest-bearing deposits	4,833,283	35,911	0.74	4,379,368	48,608	1.11	4,679,634	67,628	1.45
Short-term borrowings	363,623	550	0.15	328,535	662	0.20	527,147	1,410	0.27
Other borrowings	414,902	17,259	4.16	615,006	29,162	4.74	812,062	40,240	4.96

Total interest-bearing liabilities	5,611,808	$53,720	0.96%	5,322,909	$78,432	1.47%	6,018,843	$109,278	1.82%

Noninterest-Bearing Liabilities
Demand deposits	1,555,946			1,182,653			1,018,405
Other liabilities	215,730			211,651			228,646
Shareholders’ equity	1,001,189			869,233			723,899

Total liabilities and shareholders’ equity	$8,384,673			$7,586,446			$7,989,793

Interest Margin Recap
Interest income/average earning assets		$338,414	4.60%		$310,330	4.55%		$361,508	5.02%
Interest expense/average earning assets		53,720	0.73		78,432	1.15		109,278	1.52

Net interest income and margin		$284,694	3.87%		$231,898	3.40%		$252,230	3.50%

(1)	Includes U.S. Government-sponsored entities, agency mortgage-backed securities and $85.9 million of non-agency mortgage-backed securities at December 31, 2011.

(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.

(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $7.3 million and $4.5 million, respectively, in 2011; $8.5 million and $5.0 million, respectively, in 2010; and $11.2 million and $9.6 million, respectively, in 2009; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

(4)	Includes finance leases held for sale.

(5)	Includes residential loans held for sale.

(6)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(7)	The 2011 and 2010 average balances include $146.0 million and $152.3 million, respectively, of required and excess balances held at the Federal Reserve.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME - RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 vs. 2010			2010 vs. 2009
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest-earning investments	$(69)	$(59)	$(10)	$298	$200	$98
Investment securities (1)	(24,090)	(4,691)	(19,399)	(14,055)	8,415	(22,470)
Loans (1)	52,243	36,459	15,784	(37,421)	(34,499)	(2,922)

Total interest income	28,084	31,709	(3,625)	(51,178)	(25,884)	(25,294)

Interest Expense
NOW deposits	176	92	84	(62)	(11)	(51)
Savings deposits	814	998	(184)	(451)	360	(811)
Money market deposits	(20)	(33)	13	(84)	(76)	(8)
Time deposits	(13,667)	(2,346)	(11,321)	(18,423)	(8,466)	(9,957)
Short-term borrowings	(112)	61	(173)	(748)	(466)	(282)
Other borrowings	(11,903)	(8,906)	(2,997)	(11,078)	(9,554)	(1,524)

Total interest expense	(24,712)	(10,134)	(14,578)	(30,846)	(18,213)	(12,633)

Net interest income	$52,796	$41,843	$10,953	$(20,332)	$(7,671)	$(12,661)

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $7.3 million and $4.5 million, respectively, in 2011; $8.5 million and $5.0 million, respectively, in 2010; and $11.2 million and $9.6 million, respectively, in 2009; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses was $7.5 million in 2011, a $23.3 million decrease from the $30.8 million recorded in 2010. The lower provision in 2011 was attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased during 2011 compared to 2010 as charge-offs were substantially lower, (2) apart from those loans acquired in our two acquisitions, which are substantially accounted for at fair value, our total loans decreased $16.2 million from December 31, 2010 to December 31, 2011, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% in 2011 compared to 58% in 2010 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 21% in 2011 compared to 18% in 2010. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management—Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has decreased as a percentage of total revenue to 40.1% in 2011 compared to 43.8% in 2010.

Noninterest income for 2011 was $182.9 million, an increase of $12.7 million, or 7.5% compared to $170.2 million reported for 2010. Net securities gains were $7.3 million during 2011 compared to $13.2 million for 2010. Included in 2011 is $8.7 million of security gains partially offset by $1.4 million of other-than-temporary-impairment charges on one pooled trust preferred security and three non-agency mortgage-backed securities. Included in 2010 is $17.1 million of security gains partially offset by $3.9 million of other-than-temporary-impairment on three pooled trust preferred securities and ten non-agency mortgage-backed securities. Sales of securities continued during 2010 and 2011 as we adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from securities sales were used to reduce other borrowings.

Also affecting noninterest income in 2011 is a $4.3 million increase in wealth management fees, a $2.2 million increase in debit card and ATM card fees, a $1.8 million increase in investment product fees, a $1.8 million increase in service charges on deposit accounts and a $4.3 million increase in other income. Partially offsetting these increases was a $0.5 million decrease in gains on derivatives.

Wealth management fees increased by $4.3 million to $20.5 million in 2011. The increase was primarily due to the acquisition of Monroe Bancorp on January 1, 2011 and the trust business of Integra Bank on June 1, 2011.

Service charges and overdraft fees on deposit accounts increased by $1.9 million to $51.9 million in 2011 as compared to $50.0 million in 2010. The increase in revenue is primarily attributable to the Integra Bank and Monroe Bancorp acquisitions. Service charges and overdraft fees were negatively impacted by new regulatory requirements in the third quarter of 2010. The negative impact was partially mitigated with adjustments to our product pricing structure late in the third quarter of 2010.

Debit card and ATM fees increased by $2.2 million to $25.2 million in 2011 as compared to $23.0 million in 2010. The increase in debit card usage is primarily attributable to the Monroe Bancorp and Integra Bank acquisitions.

Mortgage banking revenue was $3.2 million in 2011, an increase of $1.0 million as compared to $2.2 million in 2010. Mortgage fee revenue increased as a result of fluctuation in the value of mortgage derivatives and our decision to sell more loans to the secondary market.

Investment product fees were $11.1 million in 2011 compared to $9.2 million in 2010. The increase is primarily as a result of increases in annuity fees and other investment advisory fees.

Revenue from company-owned life insurance was $5.3 million in 2011 compared to $4.1 million in 2010. We anticipate this revenue will continue to slowly improve.

Fluctuations in the value of our derivatives resulted in gains on derivatives of $1.0 million in 2011 as compared to gains on derivatives of $1.5 million in 2010.

The $1.4 million increase in gain on sale leaseback transactions is primarily due to the repurchase of a branch in 2011 and acceleration of the deferred gain.

Other income increased $4.3 million in 2011 as compared to 2010. The increase was primarily as a result of the gain on the sale of the deposits of four former Integra Bank branches located in the Chicago area, gains on sales of other real estate owned, an increase in rental income from an operating lease and rental income from other real estate owned.

The following table presents changes in the components of noninterest income for the years ended December 31.

NONINTEREST INCOME

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Change From
				Prior Year
(dollars in thousands)	2011	2010	2009	2011	2010
Wealth management fees	$20,460	$16,120	$15,963	26.9%	1.0%
Service charges on deposit accounts	51,862	50,018	55,196	3.7	(9.4)
ATM fees	25,199	22,967	20,472	9.7	12.2
Mortgage banking revenue	3,250	2,230	6,238	45.7	(64.3)
Insurance premiums and commissions	36,957	36,463	37,851	1.4	(3.7)
Investment product fees	11,068	9,192	8,515	20.4	8.0
Company-owned life insurance	5,322	4,052	2,355	31.3	72.1
Other income	12,219	7,967	7,394	53.4	7.7

Total fee and service charge income	166,337	149,009	153,984	11.6	(3.2)
Net securities gains	8,691	17,124	27,251	(49.2)	(37.2)
Impairment on available-for-sale securities	(1,409)	(3,927)	(24,795)	(64.1)	(84.2)
Gain on derivatives	974	1,492	719	(34.7)	107.6
Gain on sale leasebacks	7,864	6,452	6,301	21.9	2.4
Change in FDIC indemnification asset	426	—	—	N/M	—

Total noninterest income	$182,883	$170,150	$163,460	7.5%	4.1%

Noninterest income to total revenue (1)	39.1%	42.3%	39.3%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $11.8 million in 2011, $13.5 million in 2010 and $20.8 million in 2009.

N/M = Not meaningful

Noninterest Income Related to Covered Assets

Income and expense associated with the FDIC loss sharing agreements is reflected in the change in the FDIC indemnification asset. This balance includes discount accretion, gains on the write-up of the FDIC indemnification asset, and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO. The change in the FDIC indemnification asset also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss share transactions.

The net change in the FDIC indemnification asset was $0.4 million for 2011. The income was attributable to indemnification asset accretion.

Noninterest Expense

Noninterest expense for 2011 totaled $348.5 million, an increase of $34.2 million, or 10.9% from the $314.3 million recorded in 2010. The acquisition of Monroe Bancorp and Integra Bank were the primary reasons for the increase in noninterest expenses. Noninterest expense for Monroe Bancorp totaled approximately $21.2 million for the twelve months ended December 31, 2011, which includes approximately $6.6 million of acquisition and integration costs. Noninterest expense for Integra Bank totaled $25.9 million from July 29, 2011 to December 31, 2011, This amount includes approximately $11.1 million of acquisition and integration costs. Also included in 2011 is a $3.6 million increase in performance-based incentive compensation expense and $2.0 million accrued for a potential litigation settlement.

Salaries and benefits, the largest component of noninterest expense, totaled $189.5 million in 2011, compared to $170.6 million in 2010, an increase of $18.9 million, or 11.1%. Included in 2011 is $9.1 million, including severance, of salary and benefits expense associated with former Monroe Bancorp associates and $10.9 million of salary and benefits expense, including retention and other transitional services, associated with former Integra Bank associates. Also included in 2011 is a $3.6 million increase in expense related to the reinstatement of our performance-based incentive compensation plan, a $0.8 million increase in employment taxes, a $1.7 million increase in hospitalization expense, a $1.2 million increase in pension expense and a $0.9 million decrease in profit sharing expense. These increases were partially offset by our on-going cost containment efforts.

Occupancy expense increased $4.6 million for 2011 as compared to 2010. The increase is primarily attributable to the rent paid on Monroe Bancorp and Integra Bank financial centers.

Professional fees increased $6.7 million for 2011 as compared to 2010. The increase is primarily attributable to other professional fees associated with the acquisition of Monroe Bancorp in the first quarter of 2011 and the acquisition of Integra Bank in the third quarter of 2011.

2011 loss on debt extinguishment was $5.3 million lower than in 2010 due to the call of our $100 million 8% trust preferred security, the prepayment of three FHLB advances and two long-term repurchase agreements in 2010 compared to minimal debt extinguishment costs in 2011.

The increase in the expense for amortization of intangibles is primarily due to the core deposit intangibles and trust relationship intangible associated with the acquisition of Monroe Bancorp and Integra Bank and subsequent amortization of these assets.

Other noninterest expense totaled $16.2 million for 2011 compared to $13.9 million for 2010, an increase of $2.3 million, or 16.1%. The increase is primarily attributable to an accrual for a potential litigation settlement of $2.0 million.

The following table presents changes in the components of noninterest expense for the years ended December 31.

NONINTEREST EXPENSE

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Change From Prior Year
(dollars in thousands)	2011	2010	2009	2011	2010
Salaries and employee benefits	$189,539	$170,601	$181,368	11.1%	(5.9)%
Occupancy	51,054	46,410	47,064	10.0	(1.4)
Equipment	11,720	10,641	10,440	10.1	1.9
Marketing	5,990	5,720	9,578	4.7	(40.3)
Data processing	22,971	21,409	20,700	7.3	3.4
Communications	10,406	9,803	10,922	6.2	(10.2)
Professional fees	14,959	8,253	9,491	81.3	(13.0)
Loan expense	4,734	3,936	4,335	20.3	(9.2)
Supplies	3,762	2,935	4,294	28.2	(31.6)
Loss on extinguishment of debt	789	6,107	3,941	(87.1)	55.0
FDIC assessment	7,523	8,370	12,447	(10.1)	(32.8)
Amortization of intangibles	8,829	6,130	5,988	44.0	2.4
Other expense	16,245	13,990	18,388	16.1	(23.9)

Total noninterest expense	$348,521	$314,305	$338,956	10.9%	(7.3)%

N/M = Not meaningful

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

$223 thousand, or twenty percent of the expense associated with holding and maintaining OREO properties assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2011. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $133 thousand associated with holding and maintaining OREO properties assumed in the Integra acquisition were also recorded in noninterest expense during 2011.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The effective tax rate varied significantly from 2009 to 2011 due to increases in pre-tax income while tax-exempt income has decreased. See Note 12 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2010 and 2009

In 2010, we generated net income available to common stockholders of $38.2 million and diluted net income per share of $0.44 compared to $9.8 million and $0.14, respectively in 2009. The 2010 earnings included a $6.7 million increase in noninterest income, a $32.5 million decrease in the provision for loan losses and a $24.7 million decrease in noninterest expense. Offsetting these increases to net income in 2010 was a $13.0 million decrease in net interest income and a $26.4 million increase in income tax expense.

Taxable equivalent net interest income was $231.9 million in 2010, an 8.1% decrease from the $252.2 million reported in 2009. The net interest margin was 3.40% for 2010, a 10 basis point decrease compared to 3.50% reported for 2009. Average earning assets decreased by $392.6 million during 2010 and the yield on average earning assets decreased 47 basis points from 5.02% to 4.55%. Average interest-bearing liabilities decreased $695.9 million and the cost of interest-bearing liabilities decreased from 1.82% to 1.47%.

The provision for loan losses was $30.8 million in 2010, a $32.5 million decrease from the $63.3 million recorded in 2009. The lower provision in 2010 was primarily attributable to the decrease in net charge-offs.

Noninterest income for 2010 was $170.2 million, an increase of $6.7 million, or 4.1% from the $163.5 million reported for 2009. Net securities gains were $13.2 million during 2010 compared to $2.5 million for 2009. Included in 2010 is $17.1 million of security gains partially offset by $3.9 million of other-than-temporary-impairment on three pooled trust preferred securities and ten non-agency mortgage-backed securities. Sales of securities increased during 2009 and continued into 2010 as we adjusted the composition of the investment portfolio to reduce the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from securities sales were used to reduce wholesale funding. Also affecting noninterest income in 2010 was a $5.2 million decrease in service charges on deposit accounts, a $4.0 million decrease in mortgage banking revenue and a $1.4 million decrease in insurance premiums and commissions. Partially offsetting these decreases were a $2.5 million increase in ATM and debit card fees, a $1.7 million increase in revenue from company-owned life insurance and a $0.8 million increase in gains on derivatives.

Noninterest expense for 2010 totaled $314.3 million, a decrease of $24.7 million, or 7.3% from the $339.0 million recorded in 2009. Decreases in salaries and benefits expense, marketing expense, FDIC assessment expense and other noninterest expense were the primary reasons for the decrease in noninterest expense.

The provision for income taxes on continuing operations was an expense of $5.3 million in 2010 compared to a benefit of $21.1 million in 2009. Old National’s effective tax rate was 12.1% in 2010 compared to a benefit of 286.2% in 2009. The effective tax rate varied significantly from 2009 to 2010 due to large fluctuations in pre-tax income while the other items affecting the rate, in particular tax-exempt income, remained relatively stable.

BUSINESS LINE RESULTS

We operate in two operating segments: community banking and treasury. The following table summarizes our business line results for the years ended December 31.

BUSINESS LINE RESULTS

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Community banking	$129,446	$73,108	$48,003
Treasury	(29,905)	(26,310)	(50,072)
Other	221	(3,318)	(5,308)

Income (loss) before income taxes	$99,762	$43,480	$(7,377)

The 2011 community banking segment profit increased $56.3 million from 2010 levels, primarily as a result of the acquisitions of Monroe Bancorp and Integra Bank and a decrease in provision for loan loss expense. The 2010 community banking segment profit increased $25.1 million from 2009 levels, primarily as a result of a decrease in provision for loan loss expense and lower FDIC assessment expense.

The 2011 treasury segment profit decreased $3.6 million from 2010 primarily as a result of the $5.9 million decrease in net securities gains in 2011. The 2010 treasury segment profit increased $23.8 million from 2009 primarily as a result of the $20.9 million decrease in other-than-temporary-impairment in 2010. In 2010, $3.9 million of other-than-temporary impairment was recorded on three pooled trust preferred securities and ten non-agency mortgage-backed securities.

The 2011 “other” segment profit increased approximately $3.5 million from 2010 primarily as a result of the increased trust business associated with the Monroe Bancorp and Integra acquisitions. The 2010 “other” segment profit increased approximately $2.0 million from 2009 primarily as a result of lower expenses in the insurance agency area.

FINANCIAL CONDITION

Overview

At December 31, 2011, our total assets were $8.610 billion, an 18.5% increase from $7.264 billion at December 31, 2010. The increase is primarily a result of the acquisition of Monroe Bancorp, which occurred on January 1, 2011 and the acquisition of Integra Bank, which occurred in the third quarter of 2011. The increase in purchased loan balances has more than offset the decrease in investment securities and interest earning cash balances over the past twelve months. We are continuing to reduce our reliance on higher cost deposits and other borrowings. Earning assets, comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments and interest earning accounts with the Federal Reserve, were $7.392 billion at December 31, 2011, an increase of $870.7 million, or 13.4%, from $6.522 billion at December 31, 2010. The increase in earning assets is primarily a result of the acquisition of Monroe Bancorp and Integra Bank. Year over year, time deposits and other borrowings, which have an average interest rate higher that other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Investment Securities

We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $84.1 million of 15- and 20-year fixed-rate mortgage pass-through securities, $177.2 million of U.S. government-sponsored entity and agency securities and $216.3 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2011. During the second quarter of 2010, approximately $143.8 million of state and political subdivision securities were transferred from the available-for-sale portfolio to our held-to-maturity portfolio at fair value.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.8 million at December 31, 2011.

At December 31, 2011, the investment securities portfolio was $2.590 billion compared to $2.630 billion at December 31, 2010, a decrease of 1.6%. Investment securities represented 35.0% of earning assets at December 31, 2011, compared to 40.3% at December 31, 2010. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from principal and interest payments and cash flows from sales, calls and maturities of securities were used to reduce other borrowings. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2011, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $40.5 million at December 31, 2011, compared to net unrealized gains of $6.4 million at December 31, 2010. A $1.4 million charge was recorded during 2011 related to other-than-temporary-impairment on one pooled trust preferred security and three non-agency mortgage-backed securities. A $3.9 million charge was recorded during 2010 related to other-than-temporary-impairment on three pooled trust preferred securities and ten non-agency mortgage-backed securities. See Note 1 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 3 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an effective duration of 3.63% at December 31, 2011, compared to 4.23% at December 31, 2010. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The weighted average yields on available-for-sale investment securities were 3.32% in 2011 and 4.06% in 2010. The average yields on the held-to-maturity portfolio were 3.96% in 2011 and 3.84% in 2010.

At December 31, 2011, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $268.4 million, which represented 26.0% of shareholders’ equity. At December 31, 2010, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $212.2 million, which represented 24.1% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky.

The following table, including covered loans, presents the composition of the loan portfolio at December 31.

LOAN PORTFOLIO AT YEAR-END

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Four-Year
(dollars in thousands)	2011	2010	2009	2008	2007	Growth Rate
Commercial	$1,341,409	$1,211,399	$1,287,168	$1,897,966	$1,694,736	(5.7)%
Commercial real estate	1,393,304	942,395	1,062,910	1,154,916	1,270,408	2.3
Consumer credit	990,061	924,952	1,082,017	1,210,951	1,187,764	(4.4)

Total loans excluding residential real estate	3,724,774	3,078,746	3,432,095	4,263,833	4,152,908	(2.7)
Residential real estate	1,042,429	664,705	403,391	496,526	533,448	18.2

Total loans	4,767,203	3,743,451	3,835,486	4,760,359	4,686,356	0.4%

Less: Allowance for loan losses	58,060	72,309	69,548	67,087	56,463

Net loans	$4,709,143	$3,671,142	$3,765,938	$4,693,272	$4,629,893

Commercial and Commercial Real Estate Loans

At December 31, 2011, commercial loans increased $130.0 million while commercial real estate loans increased $450.9 million, respectively, from December 31, 2010. Included in the commercial loan total for December 31, 2011 is approximately $54.6 million related to our acquisition of Monroe Bancorp and $131.0 million related to our acquisition of Integra Bank. Included in the commercial real estate loan total for December 31, 2011 is approximately $233.4 million related to our acquisition of Monroe Bancorp and $321.6 million related to our acquisition of Integra Bank. During 2011, we sold $5.4 million of commercial and commercial real estate loans. No write-down was recorded against the allowance for loan losses related to these sales. We sold $3.2 million of commercial and commercial real estate loans during 2010. No write-down was recorded against the allowance for loan losses related to these sales. Weak loan demand in our markets continues to affect organic loan growth. Our conservative underwriting standards have also contributed to slower loan growth. We continue to be cautious towards the real estate market in an effort to lower credit risk.

The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2011

	September 30,	September 30,	September 30,	September 30,
	Within	1 - 5	Beyond
(dollars in thousands)	1 Year	Years	5 Years	Total
Interest rates:
Predetermined	$328,491	$216,796	$93,875	$639,162
Floating	445,955	172,767	83,525	702,247

Total	$774,446	$389,563	$177,400	$1,341,409

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $65.1 million or 7.0% at December 31, 2011, compared to December 31, 2010. Included in the total for December 31, 2011 is approximately $33.2 million related to our acquisition of Monroe Bancorp and $165.5 million related to our acquisition of Integra Bank.

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, were $1.042 billion at December 31, 2011, an increase of $377.7 million or 56.8% from December 31, 2010. In addition to organic loan production, December 31, 2011 totals also include approximately $41.9 million acquired from Monroe Bancorp and $58.7 million acquired from Integra Bank. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers. Over the past twelve months new loan production has been greater than payments on existing loans.

Allowance for Loan Losses

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. Additional information about our Allowance for Loan Losses is included in the “Risk Management—Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 5 to the consolidated financial statements.

At December 31, 2011, the allowance for loan losses was $58.1 million, a decrease of $14.2 million compared to $72.3 million at December 31, 2010. As a percentage of total loans, the allowance decreased to 1.22% at December 31, 2011, from 1.93% at December 31, 2010. During 2011, the provision for loan losses was $7.5 million, a decrease of $23.3 million from the $30.8 million recorded in 2010. The lower provision for loan losses in 2011 was attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased during 2011 compared to 2010 as charge-offs were substantially lower, (2) apart from those loans acquired in our two acquisitions, which are substantially accounted for at fair value, our total loans decreased $16.2 million from December 31, 2010 to December 31, 2011, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% in 2011 compared to 58% in 2010 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 21% in 2011 compared to 18% in 2010.

For commercial loans, the reserve decreased by $6.2 million at December 31, 2011, compared to December 31, 2010. The reserve as a percentage of the commercial loan portfolio decreased to 1.64% at December 31, 2011, from 2.16% at December 31, 2010. For commercial real estate loans, the reserve decreased by $5.8 million at December 31, 2011, compared to December 31, 2010. The reserve as a percentage of the commercial real estate loan portfolio decreased to 2.52% at December 31, 2011, from 3.47% at December 31, 2010. Nonaccrual loans, excluding covered loans, increased $44.4 million since December 31, 2010. Criticized and classified loans increased $25.9 million from December 31, 2010. During 2011, other classified assets, which consist of investment securities downgraded below investment grade, increased $1.3 million.

The reserve for residential real estate loans as a percentage of that portfolio remained constant at 0.35% at both December 31, 2011 and December 31, 2010. The reserve for consumer loans decreased to 0.79% at December 31, 2011, from 1.20% at December 31, 2010. The lower reserve percentages for these portfolios are a result of improved credit quality in these portfolios during 2011.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2011 and 2010, the allowance for losses on unfunded commitments was $4.8 million and $3.8 million, respectively.

Residential Loans Held for Sale

At December 31, 2011, loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and the Company has experienced minimal requests to repurchase loans due to the standard representations and warranties without any material losses. Mortgage originations are subject to volatility due to interest rates and home sales. Residential loans held for sale have declined since the end of 2009, as we have retained certain of our loan originations to partially offset the slow loan demand from our traditional commercial customers. Residential loans held for sale were $4.5 million at December 31, 2011, compared to $3.8 million at December 31, 2010.

We elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS No. 159) prospectively for residential loans held for sale. The election was effective for loans originated since January 1, 2008. The aggregate fair value exceeded the unpaid principal balances by $0.1 million as of December 31, 2011. At December 31, 2010, the aggregate fair value equaled the unpaid principal balance.

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

A summary of covered assets is presented below:

	September 30,	September 30,
	December 31,	July 29,
(dollars in thousands)	2011	2011
Loans, net of discount & allowance	$625,417	$727,330
Other real estate owned	30,443	34,055

Total covered assets	$655,860	$761,385

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. As reimbursement claims are submitted to the FDIC, these claim amounts are reclassified from the indemnification asset to an FDIC loss share receivable carried as an other asset on the balance sheet. The receivable is reduced when the FDIC pays the claim. At December 31, 2011, the FDIC indemnification asset was $147.6 million.

A summary of activity for the indemnification asset and loss share receivable is presented below:

September 30,
(dollars in thousands)
Indemnification Asset
Balance at January 1, 2011	$—
Adjustments not reflected in income
Established through acquisitions	167,949
Reclass to loss claims receivable	(20,808)
Other	(1)
Adjustments reflected in income
(Amortization) accretion	1,459
Other	(1,033)

Balance at December 31, 2011	$147,566

September 30,
(dollars in thousands)
Loss Share Receivable
Balance at January 1, 2011	$—
Established through acquisitions	—
Reclass from indemnification asset	20,808
Cash received from FDIC	(660)

Balance at December 31, 2011	$20,148

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2011, totaled $286.8 million, an increase of $92.7 million compared to $194.1 million at December 31, 2010. During the first quarter of 2011, we recorded $78.9 million of goodwill and other intangible assets associated with the acquisition of Monroe Bancorp. Approximately $75.7 million is included in the “Community Banking” column for segment reporting and $3.2 million is included in the “Other” column for segment reporting. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the third quarter of 2011, we recorded $21.2 million of goodwill and other intangible assets associated with the acquisition of Integra Bank, which is included in the “Community Banking” column for segment reporting.

Assets Held for Sale

Assets held for sale were $16.9 million at December 31, 2011. Included in assets held for sale are ten financial centers associated with the Integra acquisition and five facilities associated with the Monroe Bancorp acquisition.

Other Assets

Other assets have increased $56.9 million, or 30.0%, since December 31, 2010 primarily as a result of an $8.0 million increase in deferred tax assets, a $20.1 million increase in receivables from the FDIC and an $11.4 million increase from fluctuations in the fair value of derivative financial instruments and the addition of derivative financial instruments assumed in the Integra acquisition.

Funding

Total average funding, comprised of deposits and wholesale borrowings, was $7.168 billion at December 31, 2011, an increase of 10.2% from $6.506 billion at December 31, 2010. Total deposits were $6.612 billion, including $5.164 billion in transaction accounts and $1.448 billion in time deposits at December 31, 2011. Total deposits increased 21.0% or $1.149 billion compared to December 31, 2010. Included in total deposits at December 31, 2011 are $535.3 million from the acquisition of Monroe Bancorp and $669.2 million from the acquisition of Integra Bank. Noninterest-bearing demand deposits increased 35.5% or $452.5 million compared to December 31, 2010. Savings deposits increased 45.5% or $491.0 million. NOW deposits increased 20.9% or $271.6 million compared to December 31, 2010. Money market deposits decreased 11.6%, or $39.0 million, while time deposits decreased 1.9% or $27.6 million compared to December 31, 2010. Year over year, we have experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale borrowing as a percentage of total funding was 9.8% at December 31, 2011, compared to 11.6% at December 31, 2010. Included in wholesale funding at December 31, 2011 is $54.7 million from the acquisition of Monroe Bancorp and $3.7 million from the acquisition of Integra Bank. Short-term borrowings have increased $126.6 million since December 31, 2010 while long-term borrowings have decreased $131.1 million compared to December 31, 2010. During 2011, we prepaid $119.2 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. During 2010, we prepaid $75.0 million of FHLB advances and $49.0 million of long-term repurchase agreements. In the second quarter of 2010, a senior unsecured note totaling $50.0 million matured. In the fourth quarter of 2010, we redeemed $100.0 million of 8.0% trust preferred securities. See Notes 10 and 11 to the consolidated financial statements for additional details on our financing activities.

The following table presents changes in the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES - AVERAGE BALANCES

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Change From
				Prior Year
(dollars in thousands)	2011	2010	2009	2011	2010
Demand deposits	$1,555,946	$1,182,653	$1,018,405	31.6%	16.1%
NOW deposits	1,472,710	1,221,352	1,250,745	20.6	(2.4)
Savings deposits	1,384,294	1,043,289	937,642	32.7	11.3
Money market deposits	328,550	361,166	436,507	(9.0)	(17.3)
Time deposits	1,647,729	1,753,561	2,054,740	(6.0)	(14.7)

Total deposits	6,389,229	5,562,021	5,698,039	14.9	(2.4)
Short-term borrowings	363,623	328,535	527,147	10.7	(37.7)
Other borrowings	414,902	615,006	812,062	(32.5)	(24.3)

Total funding sources	$7,167,754	$6,505,562	$7,037,248	10.2%	(7.6)%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER

	September 30,	September 30,	September 30,	September 30,	September 30,
		Maturity Distribution
	Year-End	1-90	91-180	181-365	Beyond
(dollars in thousands)	Balance	Days	Days	Days	1 Year
2011	$421,874	$64,423	$80,925	$87,799	$188,727
2010	466,293	73,376	30,591	121,153	241,173
2009	653,345	128,171	54,361	168,622	302,191

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities have increased $46.9 million, or 23.2%, since December 31, 2010 primarily as a result of an $11.4 million increase in accrued taxes payable, a $20.9 million increase in payables to the FDIC, a $7.5 million increase in accrued incentive liabilities, and an $8.7 million increase from fluctuations in the fair value of derivative financial instruments and the addition of derivative instruments assumed in the Integra Bank acquisition.

Capital

Shareholders’ equity totaled $1.034 billion or 12.0% of total assets at December 31, 2011, and $878.8 million or 12.1% of total assets at December 31, 2010. The December 31, 2011 balance includes approximately $90.1 million from the approximately 7.6 million shares of common stock that were issued in the acquisition of Monroe Bancorp.

We paid cash dividends of $0.28 per share in 2011, which decreased equity by $26.5 million. We declared cash dividends on common stock of $0.28 per share in 2010, which decreased equity by $24.4 million. We repurchased shares of our stock, reducing shareholders’ equity by $1.5 million in 2011 and $0.7 million in 2010. The repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $19.9 million in 2011 and increased equity by $16.4 million in 2010. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $4.0 million in 2011, compared to $2.7 million in 2010.

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At December 31, 2011, we had non-agency collateralized mortgage obligations with a market value of $85.9 million, or approximately 4.1% of the available-for-sale securities portfolio. The unrealized loss on these securities at December 31, 2011, was approximately $4.5 million.

We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Nine non-agency mortgage-backed securities were rated below investment grade as of December 31, 2011. During 2011 we experienced $2.3 million of other-than-temporary-impairment losses on three of these securities, of which $0.5 million was recorded as a credit loss in earnings and $1.8 million is included in other comprehensive income. During the fourth quarter of 2010 we sold two non-agency mortgage-backed securities with an amortized cost basis of approximately $38.4 million that were below investment grade. During 2010 we experienced $4.1 million of other-than-temporary-impairment losses on ten of these securities, of which $3.0 million was recorded as a credit loss in earnings and $1.1 million is included in other comprehensive income.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2011, we had pooled trust preferred securities with a fair value of approximately $7.3 million, or 0.4% of the available-for-sale securities portfolio. During 2011, we experienced $0.9 million of other-than-temporary-impairment on one of these securities, all of which was recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at December 31, 2011, the unrealized loss on our pooled trust preferred securities was approximately $18.1 million. During 2010, three of these securities experienced $0.9 million of other-than-temporary-impairment, all of which was recorded as a credit loss in earnings.

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

Included in the held-to-maturity category at December 31, 2011 are approximately $84.1 million of agency mortgage-backed securities and $216.3 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $336.0 million at December 31, 2011.

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

Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on fully-indexed rates such as the London Interbank Offered Rate (“LIBOR”). We do not offer interest-only loans, payment-option facilities, sub-prime loans, or any product with negative amortization.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2011, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On January 1, 2011, Old National closed on its acquisition of Monroe Bancorp. As of December 31, 2011, acquired loans totaled $363.1 million and there was $2.2 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2011, $17.9 million met the definition of criticized, $9.4 million were considered classified, and $36.8 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of December 31, 2011, acquired loans totaled $676.9 million and there was $30.4 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At December 31, 2011, approximately $626.4 million of loans and $30.4 million of other real estate owned are covered by the loss sharing agreements. As such, eighty percent of losses incurred on these covered assets will be reimbursed to Old National by the FDIC. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

ASSET QUALITY

	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual loans
Commercial	$34,104	$25,488	$24,257	$20,276	$15,654
Commercial real estate	66,187	30,416	24,854	32,118	14,649
Residential real estate	10,247	8,719	9,621	5,474	5,996
Consumer	4,790	6,322	8,284	6,173	4,517
Covered loans (5) (6)	182,880	—	—	—	—

Total nonaccrual loans	298,208	70,945	67,016	64,041	40,816
Renegotiated loans not on nonaccrual	1,325	—	—	—	—
Past due loans still accruing (90 days or more):
Commercial	358	79	1,754	848	491
Commercial real estate	279	—	72	143	247
Residential real estate	—	—	—	—	—
Consumer	473	493	1,675	1,917	773
Covered loans (5)	2,338	—	—	—	—

Total past due loans	3,448	572	3,501	2,908	1,511
Other real estate owned	7,119	5,591	8,149	2,934	2,876
Other real estate owned, covered (5)	30,443	—	—	—	—

Total under-performing assets	$340,543	$77,108	$78,666	$69,883	$45,203

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$204,120	$174,341	$157,063	$180,118	$115,121
Classified loans, covered (5)	200,221	—	—	—	—
Other classified assets (3)	106,880	105,572	161,160	34,543	—
Criticized loans	80,148	84,017	103,512	124,855	103,210
Criticized loans, covered (5)	23,034	—	—	—	—

Total criticized and classified assets	$614,403	$363,930	$421,735	$339,516	$218,331

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	6.28%	1.90%	1.75%	1.35%	0.87%
Under-performing assets/total loans and foreclosed properties (1)	7.09	2.06	2.05	1.47	0.96
Under-performing assets/total assets	3.96	1.06	0.98	0.89	0.58
Allowance for loan losses/ under-performing assets (4)	17.05	93.78	88.41	96.00	124.91
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.82	1.90	1.75	1.35	0.87
Under-performing assets/total loans and foreclosed properties (1)	3.01	2.06	2.05	1.47	0.96
Under-performing assets/total assets	1.45	1.06	0.98	0.89	0.58
Allowance for loan losses/ under-performing assets (4)	45.74	93.78	88.41	96.00	124.91

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Non-performing loans include nonaccrual and renegotiated loans.

(3)	Includes 8 pooled trust preferred securities, 9 non-agency mortgage-backed securities and 1 corporate security at December 31, 2011.

(4)	Because the acquired loans from both Monroe and Integra were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.

(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At December 31, 2011, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.

(6)	These covered loans are categorized as nonaccrual because the collection of principal or interest is doubtful. Covered loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans increased $227.3 million from December 31, 2010 to December 31, 2011 primarily as a result of our January 1, 2011 acquisition of Monroe Bancorp and our July 29, 2011 FDIC-assisted acquisition of Integra Bank. Of this increase in nonaccrual loans, $36.8 million related to the loans acquired from Monroe Bancorp and $182.9 million related to the covered loans acquired in the Integra Bank acquisition.

Interest income of approximately $14.3 million and $4.5 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2011 and 2010, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.9 million and $1.8 million in 2011 and 2010, respectively. Approximately $262.5 million, or 88.0%, of nonaccrual loans were less than thirty days delinquent at December 31, 2011. We had $11.7 million of renegotiated loans which are included in nonaccrual loans at December 31, 2011 and $4.8 million of renegotiated loans which were included in nonaccrual loans at December 31, 2010.

Criticized and classified assets increased $250.5 million from December 31, 2010 to December 31, 2011, primarily as a result of the Monroe Bancorp and Integra Bank acquisitions. Of this increase in criticized and classified assets, $64.2 million related to the loans acquired from Monroe Bancorp and $223.3 million related to the covered loans acquired in the Integra Bank transaction. Other classified assets include investment securities that fell below investment grade rating.

Other real estate owned (“OREO”) increased $32.0 million from December 31, 2010 to December 31, 2011, primarily as a result of the Monroe Bancorp and Integra Bank acquisitions. Of this increase in our OREO balances, $2.2 million related to the foreclosed properties acquired from Monroe Bancorp and $30.4 million related to the covered assets acquired in the Integra Bank transaction.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the twelve months ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a troubled debt restructuring are typically placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If the Company is unable to resolve a nonperforming loan issue the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

For commercial and industrial troubled debt restructurings, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed fair value. To determine the fair value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loans original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

For consumer and residential troubled debt restructurings, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original effective interest rate of the loan as a discount rate.

At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans. As of December 31, 2011, Old National has allocated specific reserves of $1.3 million to commercial loans and $0.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2010 and consisted of $3.8 million of commercial loans and $1.0 million of commercial real estate loans.

The terms of certain other loans were modified during the twelve months ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans would not be considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, our policy also permits for loans to be removed from troubled debt restructuring status in the years following the restructuring if the following two conditions are met: (1) The restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, and (2) the loan is not impaired based on the terms specified by the restructuring agreement.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The allowance is maintained at a level believed adequate by management to absorb probable losses incurred in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, historical loss experience, and assessments of the impact of current economic conditions on the portfolio.

The activity in our allowance for loan losses is as follows:

ALLOWANCE FOR LOAN LOSSES

	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009	2008	2007
Balance, January 1	$72,309	$69,548	$67,087	$56,463	$67,790
Loans charged-off:
Commercial	10,300	11,967	36,682	12,402	7,835
Commercial real estate	12,319	10,196	21,886	21,991	5,855
Residential real estate	1,945	2,296	1,315	1,442	1,613
Consumer credit	10,335	16,848	18,156	15,385	11,635
Write-downs on loans transferred to held for sale	—	—	572	—	5,337

Total charge-offs	34,899	41,307	78,611	51,220	32,275

Recoveries on charged-off loans:
Commercial	4,330	5,060	4,865	2,689	4,153
Commercial real estate	2,302	2,041	7,458	2,570	1,774
Residential real estate	319	172	135	272	138
Consumer credit	6,226	6,014	5,334	4,849	5,066

Total recoveries	13,177	13,287	17,792	10,380	11,131

Net charge-offs	21,722	28,020	60,819	40,840	21,144
Provision charged to expense	7,473	30,781	63,280	51,464	4,118
Allowance of acquired bank	—	—	—	—	5,699

Balance, December 31	$58,060	$72,309	$69,548	$67,087	$56,463

Average loans for the year (1)	$4,440,467	$3,722,861	$4,330,247	$4,695,950	$4,805,664
Asset Quality Ratios:
Allowance/year-end loans (1)	1.22%	1.93%	1.81%	1.41%	1.20%
Allowance/average loans (1)	1.31	1.94	1.61	1.43	1.17
Net charge-offs/average loans (2)	0.49	0.75	1.40	0.87	0.44

(1)	Loans exclude residential loans held for sale and leases held for sale.

(2)	Net charge-offs include write-downs on loans transferred to held for sale.

Despite the significant increase in impaired assets resulting from the acquisitions during 2011, the allowance for loan losses declined $14.3 million, or 19.7%, from December 31, 2010 to December 31, 2011. The decrease is primarily attributable to our legacy loan portfolio where we have experienced a decline in outstanding loan balances.

The lower allowance for loan losses and provision expense were attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased during 2011 compared to 2010 as charge-offs were substantially lower, (2) apart from those loans acquired in our two acquisitions, which are substantially accounted for at fair value, our total loans decreased $16.2 million from December 31, 2010 to December 31, 2011, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% in 2011 compared to 58% in 2010 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 21% in 2011 compared to 18% in 2010.

Net charge-offs totaled $21.7 million in 2011 and $28.0 million in 2010. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs to average loans declined to 0.49% for 2011 compared to 0.75% for 2010. The allowance to average loans, which ranged from 1.17% to 1.94% for the last five years, was 1.31% at December 31, 2011. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Because the acquired loans from both Monroe Bancorp and Integra Bank were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through December 31, 2011, $2.0 million had been reserved for these purchased credits from Monroe Bancorp.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5 (Accounting for Contingencies), FAS 114 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$3,665,046	$62,186	$159,804	$452	$467,417	$332,573	$15,796	$63,929
Remaining purchase discount	—	—	11,297	2,280	209,414	9,649	5,154	15,072

Allowance, January 1, 2011	57,732	14,577	—	—	—	—	—	—
Charge-offs	(14,337)	(15,329)	—	—	(802)	(161)	(4,100)	(170)
Recoveries	7,557	4,123	—	—	821	115	330	231
Provision expense	(7,032)	7,656	—	—	924	371	3,937	1,617

Allowance, December 31, 2011	43,920	11,027	—	—	943	325	167	1,678

We also maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $4.8 million reserve for unfunded loan commitments at December 31, 2011 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $3.8 million at December 31, 2010. The higher reserve is the result of an increase in unfunded commitments associated with the acquisitions of Monroe Bancorp and Integra Bank.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS

AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	000000	000000	000000	000000	000000	000000	000000	000000
	2011		2010		2009		2008
		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$19,959	25.5%	$26,204	32.3%	$26,869	33.6%	$29,254	39.9%
Commercial real estate	26,862	22.4	32,654	25.2	27,138	27.7	22,362	24.2
Residential real estate	3,516	20.9	2,309	17.8	1,688	10.5	2,067	10.4
Consumer credit	6,780	18.1	11,142	24.7	13,853	28.2	13,404	25.5
Covered loans	943	13.1	—	—	—	—	—	—

Total	$58,060	100.0%	$72,309	100.0%	$69,548	100.0%	$67,087	100.0%

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

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
	Changes in Net Interest Income
	One Year Horizon				Two Year Cumulative Horizon
	12/31/2011		12/31/2010		12/31/2011		12/31/2010
	$ Change		$ Change		$ Change		$ Change
Immediate Change in the Level of Interest Rates	(000s)	% Change	(000s)	% Change	(000s)	% Change	(000s)	% Change
+ 3.00%	(10,636)	-4.17%	(3,084)	-1.37%	(4,365)	-0.87%	6,447	1.42%
+ 2.00%	(4,657)	-1.82%	(24)	-0.01%	5,326	1.06%	10,449	2.30%
+ 1.00%	1,288	0.50%	(631)	-0.28%	10,839	2.16%	4,062	0.89%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA

At December 31, 2011, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will increase our net interest income by $1.3 million or .50% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decline by 1.82% and 4.17% respectively. Over a two-year horizon, the model reflects increases in net interest income for the up 1.00% and 2.00% scenarios of 2.16% and 1.06% respectively. If rates increase by 3.00%, our model indicates that net interest income would fall by .87%. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

The changes in the rate sensitivity of the balance sheet from December 31, 2010 to December 31 , 2011, are primarily attributable to the acquisitions of Monroe Bancorp and Integra Bank, a smaller investment portfolio, less reliance on wholesale funding, and significant changes in the mix of assets and liabilities.

The Company’s interest rate risk modeling indicates that its net interest income would be negatively impacted by a scenario where short-term interest rates remain constant while long-term rates decrease by up to 2% at the thirty year point. Assuming such a scenario with a static balance sheet, the Company’s net income will decrease by $3.4 million or 1.34% in year one and $7.4 million or 3.01% in year two compared to the current interest rate scenario. This decrease in net interest income is primarily due to new or re-pricing assets being acquired or re-priced on the balance sheet at lower interest rate levels while the interest rates on much of the deposits and borrowings funding these assets have already re-priced to low levels.

We continue to execute strategies to position the Company in the current low rate environment to be relatively neutral to interest rate increases. For example, management has focused on reducing the size and duration of the investment portfolio at the same time it has increased its holdings of fixed-rate, residential real estate mortgages. Modeling results as of December 31, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

	September 30,	September 30,	September 30,	September 30,
	Economic Value of Equity
	12/31/2011		12/31/2010
	$ Change		$ Change
Immediate Change in the Level of Interest Rates	(millions)	% Change	(millions)	% Change
+ 3.00%	20	2.86%	(145)	-17.42%
+ 2.00%	38	5.49%	(86)	-10.36%
+ 1.00%	62	8.93%	(30)	-3.57%
- 1.00%	NA	NA	NA	NA

At December 31, 2011, Old National’s Economic Value of Equity (“EVE”) scenarios indicated positive changes to EVE in all interest rate scenarios. As of December 31, 2010, EVE changes were negative in all rate scenarios. As noted previously, these changes in EVE modeling results were driven primarily by the acquisitions of Monroe Bancorp and Integra Bank, a smaller investment portfolio and changes in the mix of the balance sheet. Modeling results at December 31, 2011, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $7.1 million at December 31, 2011, compared to an estimated fair value gain of $4.4 million at December 31, 2010. In addition, the notional amount of derivatives increased by $58.1 million from December 31, 2010, primarily as a result of derivative instruments acquired from Integra. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Fitch Rating Service kept their long-term outlook rating as stable (unchanged) during the latest rating review on March 15, 2011

•	Dominion Bond Rating Services has issued a stable outlook as of February 3, 2012

•	Moody’s Investor Service did not rate Old National Bancorp as of December 20, 2010

•

Moody’s Investor Service downgraded Old National Bank’s Long Term Rating from A1 to A2 and changed its outlook from Negative to Stable on November 1, 2011. Old National Bank’s Short Term Rating was unchanged.

The senior debt ratings of Old National and Old National Bank at December 31, 2011, are shown in the following table.

SENIOR DEBT RATINGS

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term

Old National Bancorp	N/A	N/A	BBB	F2	BBB (high)	R-2 (high)

Old National Bank	A2	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable

As of December 31, 2011, Old National Bank had the capacity to borrow $720.6 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.

The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At December 31, 2011, the Parent Company’s other borrowings outstanding increased to $29.0 million as compared to $8.0 million at December 31, 2010. This increase was due to Parent Company’s assumption of Monroe Bancorp’s $13.0 million subordinated debt and $8.0 million trust preferred securities as of January 1, 2011. Old National’s Board of Directors approved the redemption of junior subordinated debentures, resulting in the trustee of ONB Capital Trust II redeeming all $100.0 million of the 8% trust preferred securities on December 15, 2010.

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

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009 Old National received a $40 million dividend from the Bank Subsidiary to repurchase the $100 million of non-voting preferred shares from the Treasury. In order to pay this special dividend, Old National Bank was required to seek approval from its regulatory authority. Such approval was also obtained for the payment of dividends during 2010 and 2011. Prior regulatory approval to pay dividends will not be required in 2012.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.220 billion and standby letters of credit of $73.3 million at December 31, 2011. At December 31, 2011, approximately $1.173 billion of the loan commitments had fixed rates and $47 million had floating rates, with the fixed interest rates ranging from 2% to 21%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at December 31, 2011.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2011. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$5,163,899	$—	$—	$—	$5,163,899
IRAs, consumer and brokered certificates of deposit	9	793,117	456,656	181,731	16,160	1,447,664
Short-term borrowings	10	424,849	—	—	—	424,849
Other borrowings	11	688	118,178	84,193	87,715	290,774
Fixed interest payments (a)		11,072	17,616	11,409	37,458	77,555
Operating leases	19	33,136	61,741	57,409	269,466	421,752
Other long-term liabilities (b)		500	—	—	—	500

(a)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 10.00%. All of our other long-term debt is at Libor based variable rates at December 31, 2011. The projected variable interest assumes no increase in Libor rates from December 31, 2011.

(b)	Amount expected to be contributed to the pension plans in 2012. Amounts for 2013 and beyond are unknown at this time.

We rent certain premises and equipment under operating leases. See Note 19 to the consolidated financial statements for additional information on long-term lease arrangements.

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The physical branch locations and leases were not immediately acquired by Old National in the acquisition. Old National had an option, exercisable for 90 days following the closing of the acquisition, to acquire, at fair value, any bank premises that were owned by, and to assume any leases relating to bank premises held by Integra. Old National reviewed the bank premises and related leases of Integra and acquired 17 of the Integra facilities.

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

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 12 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at December 31, 2011, resulted in a range for allowance for loan losses of $7.4 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.2 million and an increase of $3.6 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 46 of this Form 10-K is incorporated herein by reference in response to this item.

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

Old National’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2011, the company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2011 as stated in their report which follows.

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

Old National Bancorp

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP

Louisville, Kentucky

February 24, 2012

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2011	2010
Assets
Cash and due from banks	$191,626	$107,368
Money market and other interest-earning investments	31,246	144,184

Total cash and cash equivalents	222,872	251,552
Trading securities—at fair value	2,816	—
Securities—available-for-sale, at fair value	2,071,276	1,960,222
Securities—held-to-maturity, at amortized cost (fair value $507,699 and $625,643 respectively)	484,590	638,210
Federal Home Loan Bank stock, at cost	30,835	31,937
Residential loans held for sale, at fair value	4,528	3,819
Loans, net of unearned income	4,140,843	3,743,451
Covered loans, net of discount	626,360	—

Total loans	4,767,203	3,743,451
Allowance for loan losses	(57,117)	(72,309)
Allowance for loan losses—covered loans	(943)	—

Net loans	4,709,143	3,671,142

FDIC indemnification asset	147,566	—
Premises and equipment, net	71,870	48,775
Accrued interest receivable	44,801	42,971
Goodwill	253,177	167,884
Other intangible assets	33,624	26,178
Company-owned life insurance	248,693	226,192
Other real estate owned	7,119	5,591
Other real estate owned—covered	30,443	—
Assets held for sale	16,861	—
Other assets	229,469	189,419

Total assets	$8,609,683	$7,263,892

Liabilities
Deposits:
Noninterest-bearing demand	$1,728,546	$1,276,024
Interest-bearing:
NOW	1,569,084	1,297,443
Savings	1,570,422	1,079,376
Money market	295,847	334,825
Time	1,447,664	1,475,257

Total deposits	6,611,563	5,462,925

Short-term borrowings	424,849	298,232
Other borrowings	290,774	421,911
Accrued expenses and other liabilities	248,941	202,019

Total liabilities	7,576,127	6,385,087

Commitments and contingencies (Note 19)
Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1 per share stated value, 150,000 shares authorized, 94,654 and 87,183 shares issued and outstanding, respectively	94,654	87,183
Capital surplus	834,033	748,873
Retained earnings	89,865	44,018
Accumulated other comprehensive income (loss), net of tax	15,004	(1,269)

Total shareholders’ equity	1,033,556	878,805

Total liabilities and shareholders’ equity	$8,609,683	$7,263,892

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2011	2010	2009
Interest Income
Loans including fees:
Taxable	$228,480	$175,607	$198,940
Nontaxable	9,419	9,631	19,053
Investment securities, available-for-sale:
Taxable	51,682	71,057	90,087
Nontaxable	13,571	16,294	22,532
Investment securities, held-to-maturity, taxable	23,079	23,828	9,932
Money market and other interest-earning investments	362	431	133

Total interest income	326,593	296,848	340,677

Interest Expense
Deposits	35,911	48,608	67,628
Short-term borrowings	550	662	1,410
Other borrowings	17,259	29,162	40,240

Total interest expense	53,720	78,432	109,278

Net interest income	272,873	218,416	231,399
Provision for loan losses	7,473	30,781	63,280

Net interest income after provision for loan losses	265,400	187,635	168,119

Noninterest Income
Wealth management fees	20,460	16,120	15,963
Service charges on deposit accounts	51,862	50,018	55,196
ATM fees	25,199	22,967	20,472
Mortgage banking revenue	3,250	2,230	6,238
Insurance premiums and commissions	36,957	36,463	37,851
Investment product fees	11,068	9,192	8,515
Company-owned life insurance	5,322	4,052	2,355
Net securities gains	8,691	17,124	27,251
Total other-than-temporary impairment losses	(3,252)	(5,060)	(68,090)
Loss recognized in other comprehensive income	1,843	1,133	43,295

Impairment losses recognized in earnings	(1,409)	(3,927)	(24,795)
Gain on derivatives	974	1,492	719
Gain on sale leaseback transactions	7,864	6,452	6,301
Change in FDIC indemnification asset	426	—	—
Other income	12,219	7,967	7,394

Total noninterest income	182,883	170,150	163,460

Noninterest Expense
Salaries and employee benefits	189,539	170,601	181,368
Occupancy	51,054	46,410	47,064
Equipment	11,720	10,641	10,440
Marketing	5,990	5,720	9,578
Data processing	22,971	21,409	20,700
Communication	10,406	9,803	10,922
Professional fees	14,959	8,253	9,491
Loan expense	4,734	3,936	4,335
Supplies	3,762	2,935	4,294
Loss on extinguishment of debt	789	6,107	3,941
FDIC assessment	7,523	8,370	12,447
Amortization of intangibles	8,829	6,130	5,988
Other expense	16,245	13,990	18,388

Total noninterest expense	348,521	314,305	338,956

Income (loss) before income taxes	99,762	43,480	(7,377)
Income tax expense (benefit)	27,302	5,266	(21,114)

Net income	72,460	38,214	13,737
Preferred stock dividends and discount accretion	—	—	(3,892)

Net income available to common stockholders	$72,460	$38,214	$9,845

Net income per common share:
Basic earnings per share	$0.76	$0.44	$0.14
Diluted earnings per share	0.76	0.44	0.14

Weighted average number of common shares outstanding
Basic	94,467	86,785	71,314
Diluted	94,772	86,928	71,367

Dividends per common share	0.28	0.28	0.44

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
Balance, January 1, 2009	$97,358	$66,321	$569,875	$50,815	$(53,504)	$730,865
Comprehensive income
Net income	—	—	—	13,737	—	13,737	$13,737
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	32,792	32,792	32,792
Transferred securitites, net of tax	—	—	—	—	812	812	812
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	667	667	667
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(1,133)	(1,133)	(1,133)

Total comprehensive income							$46,875

Dividends—common stock	—	—	—	(30,380)	—	(30,380)
Dividends—preferred stock	—	—	—	(1,250)	—	(1,250)
Common stock issued	—	20,900	176,856	—	—	197,756
Preferred stock repurchased	(97,358)	—	—	(2,642)	—	(100,000)
Common stock repurchased	—	(28)	(325)	—	—	(353)
Warrants repurchased	—	—	(1,200)	—	—	(1,200)
Stock based compensation expense	—	—	1,310	—	—	1,310
Stock activity under incentive comp plans	—	(11)	259	(45)	—	203

Balance, December 31, 2009	—	87,182	746,775	30,235	(20,366)	843,826
Comprehensive income
Net income	—	—	—	38,214	—	38,214	$38,214
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	11,501	11,501	11,501
Transferred securitites, net of tax	—	—	—	—	4,855	4,855	4,855
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	659	659	659
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	2,082	2,082	2,082

Total comprehensive income							$57,311

Dividends—common stock	—	—	—	(24,361)	—	(24,361)
Common stock issued	—	19	178	—	—	197
Common stock repurchased	—	(41)	(664)	—	—	(705)
Stock based compensation expense	—	—	2,369	—	—	2,369
Stock activity under incentive comp plans	—	23	215	(70)	—	168

Balance, December 31, 2010	—	87,183	748,873	44,018	(1,269)	878,805
Comprehensive income
Net income	—	—	—	72,460	—	72,460	$72,460
Other comprehensive income (1)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	—	20,823	20,823	20,823
Transferred securities, net of tax	—	—	—	—	(922)	(922)	(922)
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	—	(701)	(701)	(701)
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	—	(2,927)	(2,927)	(2,927)

Total comprehensive income							$88,733

Acquisition—Monroe Bancorp	—	7,575	82,495	—	—	90,070
Dividends—common stock	—	—	—	(26,513)	—	(26,513)
Common stock issued	—	22	200	—	—	222
Common stock repurchased	—	(145)	(1,381)	—	—	(1,526)
Stock based compensation expense	—	—	3,436	—	—	3,436
Stock activity under incentive comp plans	—	19	410	(100)	—	329

Balance, December 31, 2011	$—	$94,654	$834,033	$89,865	$15,004	$1,033,556

The accompanying notes to consolidated financial statements are an integral part of these statements.

(1)	See Note 1 to the consolidated financial statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	000000	000000	000000
	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income	$72,460	$38,214	$13,737

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,674	8,990	8,853
Amortization and impairment of other intangible assets	8,829	6,129	6,508
Net premium (discount) amortization on investment securities	12,135	7,590	2,188
Change in FDIC indemnification asset	426	—	—
Stock compensation expense	3,436	2,369	1,310
Provision for loan losses	7,473	30,781	63,280
Net securities gains	(8,691)	(17,124)	(27,251)
Impairment on available-for-sale securities	1,409	3,927	24,795
Gain on sale leasebacks	(7,864)	(6,452)	(6,301)
Gain on derivatives	(974)	(1,492)	(719)
Net gains on sales and write-downs of loans and other assets	(2,677)	(1,410)	(1,141)
(Gain) loss on retirement of debt	789	6,107	3,941
Increase in cash surrender value of company-owned life insurance	(5,295)	(1,540)	(1,526)
Residential real estate loans originated for sale	(84,303)	(57,523)	(259,664)
Proceeds from sale of residential real estate loans	93,757	72,773	262,784
(Increase) decrease in interest receivable	4,725	6,369	(278)
(Increase) decrease in other assets	26,161	16,797	(44,008)
Increase (decrease) in accrued expenses and other liabilities	12,276	(17,995)	(6,212)

Total adjustments	71,286	58,296	26,559

Net cash flows provided by operating activities	143,746	96,510	40,296

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks	398,558	—	389,917
Payments related to branch divestiture	(106,392)	—	—
Purchase of trust assets	(1,301)	—	—
Net cash paid in FDIC-assisted transaction	(151,264)	—	—
Purchases of investment securities available-for-sale	(550,934)	(1,106,040)	(2,274,090)
Purchases of investment securities held-to-maturity	—	(255,828)	(98,544)
Purchase of loans	—	(7,660)	(8,024)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	521,553	1,046,431	697,082
Proceeds from sale of trading securities	1,078	—	—
Proceeds from sales of investment securities available-for-sale	545,995	481,471	1,042,138
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	154,675	150,837	29,230
Proceeds from redemption of FHLB stock	18,622	4,153	5,000
Proceeds from sale of loans and leases	5,364	3,627	259,127
Net principal collected from (loans made to) loan customers	180,358	123,308	562,452
Proceeds from sale of premises and equipment and other assets	487	32	405
Proceeds from sale leaseback of real estate	—	3,697	10,836
Purchases of premises and equipment and other assets	(11,486)	(7,460)	(13,944)

Net cash flows provided by (used in) investing activities	1,005,313	436,568	601,585

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(841,885)	(440,563)	55,669
Short-term borrowings	56,434	(32,912)	(318,479)
Payments for maturities on other borrowings	(153,383)	(75,821)	(5,264)
Proceeds from issuance of other borrowings	—	75,000	—
Payments related to retirement of debt	(211,228)	(279,649)	(133,949)
Cash dividends paid on common stock	(26,513)	(24,361)	(30,380)
Cash dividends paid on preferred stock	—	—	(1,514)
Common stock repurchased	(1,526)	(705)	(353)
Proceeds from exercise of stock options, including tax benefit	140	12	97
Repurchase of TARP preferred stock and warrants	—	—	(101,200)
Common stock issued	222	197	197,756

Net cash flows used in financing activities	(1,177,739)	(778,802)	(337,617)

Net increase (decrease) in cash and cash equivalents	(28,680)	(245,724)	304,264
Cash and cash equivalents at beginning of period	251,552	497,276	193,012

Cash and cash equivalents at end of period	$222,872	$251,552	$497,276

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

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011, 2010 and 2009.

All significant intercompany transactions and balances have been eliminated. A summary of the more significant accounting and reporting policies used in preparing the statements is presented below.

TRADING SECURITIES

Trading securities consist of investments in various mutual funds held in grantor trusts formed by Monroe Bancorp in connection with a deferred compensation plan. These mutual funds are recorded as trading securities at fair value. Gains and losses are included in net securities gains.

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

Other-Than-Temporary- Impairment – Management evaluates securities for other-than-temporary-impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-

temporarily-impaired, but the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 3 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

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

LOANS

Loans that Old National intends to hold for investment purposes are classified as portfolio loans. Portfolio loans are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the principal balances of loans outstanding. For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.

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

For all loan classes, a loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy for recognizing income on impaired loans is to accrue interest unless a loan is placed on nonaccrual status.

Acquired loans accounted for under FASB ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position.

For all portfolio segments, the general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most relevant three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Old National recorded $0.5 million of impairment of intangibles during the years ended December 31, 2009 due to the loss of an unrelated insurance client at one of its insurance subsidiaries. Such impairments are included in other expense.

COMPANY OWNED LIFE INSURANCE

Old National has purchased life insurance policies on certain key executives. The Company records company owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2011 and 2010 was $248.7 million and $226.2 million, respectively.

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

FORECLOSED ASSETS

Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. Such costs are not material to Old National’s results of operation. The amount of foreclosed assets at December 31, 2011 and 2010 was $37.6 million and $5.6 million, respectively. Included in foreclosed assets at December 31, 2011 is approximately $30.4 million of covered other real estate owned from the Integra Bank acquisition (see discussion below regarding covered assets).

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

COVERED ASSETS, LOSS SHARE AGREEMENT AND INDEMNIFICATION ASSET

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Loans were recorded at fair value in accordance with FASB ASC 805, Business Combinations. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC 820, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”). These loans were aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. The fair value estimates associated with these pools of loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Because the FDIC will reimburse the Company for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The carrying value of the indemnification asset at December 31, 2011 was $147.6 million.

The loss share agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by FASB ASC 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in our expectation of credit quality of the loans or other real estate owned would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements. Upon determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding receivable is recorded until cash is received from the FDIC.

COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Following is a summary of other comprehensive income for the years ended December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Net income	$72,460	$38,214	$13,737
Other comprehensive income
Change in securities available for sale:
Unrealized holding gains (losses) arising during the period	43,221	43,078	99,164
Reclassification for securities transferred to held-to-maturity	—	(9,371)	(1,791)
Reclassification adjustment for securities (gains) losses realized in income	(8,691)	(17,124)	(27,251)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	(1,843)	(1,133)	(43,295)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	1,409	3,927	24,795
Income tax effect	(13,273)	(7,876)	(18,830)
Change in securities held-to-maturity:
Fair value adjustment for securities transferred from available-for-sale	—	9,371	1,791
Amortization of fair value previously recognized into accumulated other comprehensive income	(1,535)	(1,284)	(438)
Income tax effect	613	(3,232)	(541)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(1,387)	807	821
Reclassification adjustment on cash flow hedges	216	288	288
Income tax effect	470	(436)	(442)
Defined benefit pension plans:
Net loss, settlement cost and amortization of net (gain) loss recognized in income	(4,878)	3,469	(1,889)
Income tax effect	1,951	(1,387)	756

Total other comprehensive income (loss)	16,273	19,097	33,138

Comprehensive income	$88,733	$57,311	$46,875

The following table summarizes the changes within each classification of accumulated other comprehensive income (“AOCI”) for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
	AOCI at	Other	AOCI at	Other	AOCI at
	December 31,	Comprehensive	December 31,	Comprehensive	December 31,
	2009	Income	2010	Income	2011
Unrealized gains (losses) on available-for-sale securities	$19,789	$12,173	$31,962	$21,949	$53,911
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(27,501)	(672)	(28,173)	(1,126)	(29,299)
Unrealized gains (losses) on held-to-maturity securities	812	4,855	5,667	(922)	4,745
Unrecognized gain (loss) on cash flow hedges	187	659	846	(701)	145
Defined benefit pension plans	(13,653)	2,082	(11,571)	(2,927)	(14,498)

Accumulated other comprehensive income (loss)	$(20,366)	$19,097	$(1,269)	$16,273	$15,004

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

The following table reconciles basic and diluted net income per share for the years ended December 31.

EARNINGS PER SHARE RECONCILIATION

	September 30,	September 30,	September 30,
(dollars and shares in thousands, except per share data)	2011	2010	2009
Basic Earnings Per Share
Net income	$72,460	$38,214	$13,737
Less: Preferred stock dividends and accretion of discount	—	—	3,892

Net income available to common stockholders	72,460	38,214	9,845
Weighted average common shares outstanding	94,467	86,785	71,314

Basic Earnings Per Share	$0.76	$0.44	$0.14

Diluted Earnings Per Share
Net income available to common stockholders	$72,460	$38,214	$9,845
Weighted average common shares outstanding	94,467	86,785	71,314
Effect of dilutive securities:
Restricted stock (1)	285	132	44
Stock options (2)	20	11	9

Weighted average shares outstanding	94,772	86,928	71,367
Diluted Earnings Per Share	$0.76	$0.44	$0.14

(1)	6, 56 and 231 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at December 31, 2011, 2010 and 2009, respectively, because the effect would be antidilutive.

(2)	Options to purchase 4,606 shares, 5,995 shares and 6,032 shares outstanding at December 31, 2011, 2010, and 2009, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average maket price of the common shares and, therefore, the effect would be antidilutive.

STOCK-BASED COMPENSATION

Compensation cost is recognized for stock options and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. A third party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return. Compensation expense is recognized over the requisite service period.

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

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 19 to the consolidated financial statements for further disclosure.

STATEMENT OF CASH FLOWS DATA

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2011, 2010 and 2009 for interest was $59.5 million, $83.3 million and $111.6 million, respectively. Cash paid for income tax, net of refunds, was a payment of $4.6 million during 2011, a net refund of $2.0 million during 2010 and a payment of $2.7 million during 2009, respectively. Other noncash transactions include loans transferred to loans held for sale of $5.4 million in 2011, $3.2 million in 2010 and $2.6 million in 2009, leases transferred from held for sale of $51.4 million in 2010, leases transferred to held for sale of $370.2 million in 2009 and transfers of securities from the available-for-sale portfolio to the held-to-maturity portfolio of $143.8 million in 2010 and $230.1 million in 2009. Approximately 7.6 million shares of common stock, valued at approximately $90.1 million, was issued in the acquisition of Monroe Bancorp on January 1, 2011.

IMPACT OF ACCOUNTING CHANGES

FASB ASC 350 – In December 2010, the FASB issued an update (ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts) impacting FASB ASC 350-20, Intangibles—Goodwill and Other—Goodwill. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2010 and did not have a material impact on the consolidated financial statements or results of operations.

FASB ASC 805 – In December 2010, the FASB issued an update (ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations) impacting FASB ASC 805-10, Business Combinations—Overall. The amendments specify that if an entity presents comparative financial statements, the entity should disclose pro forma information, including pro forma revenue and earnings, for the combined entity as though the business combination that occurred in the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures should include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update became effective for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and did not have a material impact on the consolidated financial statements or results of operations.

FASB ASC 310 – In April 2011, the FASB issued an update (ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring) impacting FASB ASC 310-40, Troubled Debt Restructurings by Creditors. The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. The amendments clarify the guidance on these points and give examples of both conditions. This update became effective for the Company for interim or annual reporting periods beginning on or after June 15, 2011 and did not have a material impact on the consolidated financial statements or results of operations.

FASB ASC 860 – In April 2011, the FASB issued an update (ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements) impacting FASB ASC 860-10, Transfers and Servicing – Overall. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This update became effective for the Company for interim and annual reporting periods beginning on or after December 15, 2011. The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

FASB ASC 820 – In May 2011, the FASB issued an update (ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs) impacting FASB ASC 820, Fair Value Measurement. The amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in shareholders’ equity and disclosures about fair value measurement, especially disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

FASB ASC 220 – In June 2011, the FASB issued an update (ASU No. 2011-05, Presentation of Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity will be required to present on the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. This update and ASC No. 2011-12, which defers a portion of this guidance, became effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the alternative options for presentation established in the new guidance.

FASB ASC 350 – In September 2011, the FASB issued an update (ASU No. 2011-08, Testing Goodwill for Impairment) impacting FASB ASC 350-20, Intangibles – Goodwill and Other. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

FASB ASC 360 – In December 2011, the FASB issued an update (ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification) impacting FASB ASC 360-20, Property, Plant, and Equipment – Real Estate Sales. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. This update becomes effective for the Company for interim and annual reporting periods beginning on or after June 15, 2012. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 210 – In December 2011, the FASB issued an update (ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities) impacting FASB ASC 210-20, Balance Sheet—Offsetting. The amendments in this update require disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosure requirements are irrespective of whether they are offset in the financial statements. This update becomes effective for the Company for interim and annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 220 – In December 2011, the FASB issued an update (ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) impacting FASB ASC 220, Comprehensive Income. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement where net income is presented and the statement where other comprehensive income is presented. An entity should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – ACQUISITION ACTIVITY

Integra Bank N.A.

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A.in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 29, 2011 acquisition date. The application of the acquisition method of accounting resulted in the recognition of $16.9 million of goodwill and $4.3 million of core deposit intangible, after tax. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. Goodwill of $29.0 million is deductible for income tax purposes.

Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements put in place, historical results for Integra are not meaningful to the Company’s results and thus no pro forma information is presented.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Integra’s net tangible and intangible assets based on their current estimated fair values on the date of acquisition. The purchase price of $170.8 million was allocated as follows:

September 30,
(dollars in thousands)
Assets Acquired
Cash and cash equivalents	$314,954
Investment securities—available for sale	453,700
Federal Home Loan Bank stock, at cost	15,226
Residential loans held for sale	1,690
Loans—covered	727,330
Loans—non-covered	56,828
Premises and equipment	19,713
Other real estate owned	34,055
Accrued interest receivable	4,751
Goodwill (1)	16,864
Other intangible assets	4,291
FDIC indemnification asset	167,949
Other assets	9,999

Assets acquired	$1,827,350

Liabilities Assumed
Deposits	$1,443,209
Short-term borrowings	7,654
Other borrowings	192,895
FDIC settlement payable	170,759
Other liabilities	12,833

Liabilities assumed	$1,827,350

(1)	Within the measurement period, goodwill was reduced by $12.8 million due to final measurement of the liabilities associated with the acquisition.

Divestiture

On December 2, 2011, Old National sold $106.9 million of deposits from four of the former Integra Bank branches located in the Chicago area to First Midwest Bank. Old National recorded a net gain of $0.5 million after recording the $0.4 million deposit premium plus $0.8 million related to the time deposit mark less $0.7 million of accelerated amortization associated with the core deposit intangible. Old National retained all of the loans.

Trust Business of Integra Bank

On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. in a transaction unrelated to the previously noted FDIC transaction. As of the closing, the trust business had approximately $328 million in assets under management. This transaction brings the total assets under management by Old National’s Wealth Management division to approximately $4.4 billion. Old National paid Integra $1.3 million in an all cash transaction and recorded acquisition-related costs of $126 thousand. Old National recorded $1.3 million of customer relationship intangible assets which will be amortized on an accelerated basis over 12 years and is included in the “Other” segment, as described in Note 23 of the consolidated financial statement footnotes.

Monroe Bancorp

On January 1, 2011, Old National acquired 100 % of Monroe Bancorp (“Monroe”) in an all stock transaction. Monroe was headquartered in Bloomington, Indiana and had 15 banking centers. The acquisition increases Old National’s market position to number 1 in Bloomington and strengthens its position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Monroe received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Monroe’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. The purchase price for the Monroe acquisition is allocated as follows (in thousands):

September 30,
Cash and cash equivalents	$83,604
Trading securities	3,877
Investment securities—available for sale	140,422
Investment securities—held to maturity	6,972
Federal Home Loan Bank stock, at cost	2,323
Loans held for sale	6,328
Loans	447,038
Premises and equipment	19,738
Accrued interest receivable	1,804
Company-owned life insurance	17,206
Other assets	41,538
Deposits	(653,813)
Short-term borrowings	(62,529)
Other borrowings	(37,352)
Accrued expenses and other liabilities	(6,000)

Net tangible assets acquired	11,156
Definite-lived intangible assets acquired	10,485
Goodwill	68,429

Purchase price	$90,070

Of the total estimated purchase price, $11.2 million has been allocated to net tangible assets acquired and $10.5 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 23 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Community Banking” and “Other” segments, as described in Note 23 of these consolidated financial statement footnotes.

	September 30,	September 30,
	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$8.2	10
Trust customer relationship intangible	$2.3	12

Subsequent Event

On January 25, 2012, Old National announced its agreement to acquire Indiana Community Bancorp in an all stock transaction. Indiana community Bancorp is an Indiana bank holding company with Indiana Bank and Trust Company (“IBTC”) as its wholly owned subsidiary. Headquartered in Columbus, Indiana, IBTC has 17 full-service banking centers serving the South Central Indiana area and approximately $985 million in assets. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp will receive 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, subject to certain adjustments. The transaction is valued at approximately $79.2 million and is expected to close in the second quarter of 2012 subject to approval by federal and state regulatory authorities.

NOTE 3 – INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2011
Available-for-Sale
U.S. Treasury	$65,221	$548	$—	$65,769
U.S. Government-sponsored entities and agencies	171,629	1,621	(65)	173,185
Mortgage-backed securities—Agency	1,153,629	28,687	(61)	1,182,255
Mortgage-backed securities—Non-agency	90,355	418	(4,873)	85,900
States and political subdivisions	376,609	26,428	(193)	402,844
Pooled trust prefered securities	25,461	—	(18,134)	7,327
Other securities	147,897	8,365	(2,266)	153,996

Total available-for-sale securities	$2,030,801	$66,067	$(25,592)	$2,071,276

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$177,159	$11,434	$—	$188,593
Mortgage-backed securities—Agency	84,075	3,305	—	87,380
States and political subdivisions	216,345	8,548	(176)	224,717
Other securities	7,011	—	(2)	7,009

Total held-to-maturity securities	$484,590	$23,287	$(178)	$507,699

2010
Available-for-Sale
U.S. Treasury	$62,206	$371	$(27)	$62,550
U.S. Government-sponsored entities and agencies	315,922	1,612	(2,401)	315,133
Mortgage-backed securities—Agency	922,005	22,926	(485)	944,446
Mortgage-backed securities—Non-agency	134,168	1,018	(8,380)	126,806
States and political subdivisions	343,970	7,503	(2,549)	348,924
Pooled trust preferred securities	27,368	—	(18,968)	8,400
Other securities	148,203	7,816	(2,056)	153,963

Total available-for-sale securities	$1,953,842	$41,246	$(34,866)	$1,960,222

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$303,265	$2,247	$(3,703)	$301,809
Mortgage-backed securities—Agency	117,013	2,577	(510)	119,080
States and political subdivisions	217,381	1	(13,003)	204,379
Other securities	551	—	(176)	375

Total held-to-maturity securities	$638,210	$4,825	$(17,392)	$625,643

Proceeds from sales of investment securities available-for-sale were $546.0 million in 2011, $481.5 million in 2010 and $1.042 billion in 2009. In 2011, realized gains were $9.6 million and losses were $1.1 million. Included in the realized gains is $0.9 million of gains that resulted from approximately $362.4 million of investment securities which were called by the issuers. Also impacting earnings in 2011 are $21 thousand of gains associated with the trading securities, $158 thousand of gains from mutual funds and $1.4 million of other-than-temporary impairment charges related to credit losses on three non-agency mortgage-backed securities and one trust preferred security, described below. In 2010, realized gains were $21.7 million and losses were $4.6 million. Included in the realized gains is $0.8 million of gains that resulted from approximately $836.1 million of investment securities which were called by the issuers. Also impacting earnings in 2010 are $3.9 million of other-than-temporary impairment charges related to credit losses on three pooled trust preferred securities and ten non-agency mortgage-backed securities, described below. In 2009, realized gains were $28.2 million and losses were $0.9 million. Included in the realized gains is $1.1 million of gains that resulted from approximately $353.8 million of investment securities which were called by the issuers. Also impacting earnings in 2009 are $24.8 million of other-than-temporary-impairment charges related to credit loss on six pooled trust preferred securities and ten non-agency mortgage-backed securities. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $835 million in 2011 and $1.481 billion in 2010.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.8 million at December 31, 2011.

At December 31, 2011, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $268.4 million in Indiana, which represented 26.0% of shareholders’ equity. At December 31, 2010, Old National had a concentration of investment securities issued in certain states and their political subdivisions with the following aggregate market values: $212.2 million in Indiana, which represented 24.1% of shareholders’ equity.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		Weighted	2010		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
Maturity	Cost	Value	Yield	Cost	Value	Yield
Available-for-sale
Within one year	$79,212	$79,668	1.61%	$70,326	$70,865	3.24%
One to five years	123,174	127,761	3.38	828,636	850,288	3.51
Five to ten years	240,215	252,434	3.86	441,900	444,474	3.97
Beyond ten years	1,588,200	1,611,413	3.32	612,980	594,595	4.97

Total	$2,030,801	$2,071,276	3.32%	$1,953,842	$1,960,222	4.06%

Held-to-maturity
Within one year	$4,075	$4,073	1.48%	$71	$56	2.67%
One to five years	4,819	4,861	2.60	117,833	119,724	3.65
Five to ten years	151,395	158,366	2.97	12,248	11,785	3.91
Beyond ten years	324,301	340,399	4.47	508,058	494,078	3.88

Total	$484,590	$507,699	3.96%	$638,210	$625,643	3.84%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,935	$(65)	$—	$—	$24,935	$(65)
Mortgage-backed securities—Agency	49,016	(61)	3	—	49,019	(61)
Mortgage-backed securities—Non-agency	10,053	(353)	59,203	(4,520)	69,256	(4,873)
States and political subdivisions	9,281	(114)	1,345	(79)	10,626	(193)
Pooled trust preferrred securities	—	—	7,327	(18,134)	7,327	(18,134)
Other securities	4,516	(141)	6,218	(2,125)	10,734	(2,266)

Total available-for-sale	$97,801	$(734)	$74,096	$(24,858)	$171,897	$(25,592)

Held-to-Maturity
States and political subdivisions	$1,613	$(1)	$13,180	$(175)	$14,793	$(176)
Other securities	22	(2)	—	—	22	(2)

Total held-to-maturity	$1,635	$(3)	$13,180	$(175)	$14,815	$(178)

2010
Available-for-Sale
U.S. Treasury	$10,944	$(27)	$—	$—	$10,944	$(27)
U.S. Government-sponsored entities and agencies	120,404	(2,401)	—	—	120,404	(2,401)
Mortgage-backed securities—Agency	160,784	(485)	483	—	161,267	(485)
Mortgage-backed securities—Non-agency	13,265	(1,696)	79,327	(6,684)	92,592	(8,380)
States and political subdivisions	94,448	(2,549)	—	—	94,448	(2,549)
Pooled trust preferrred securities	—	—	8,400	(18,968)	8,400	(18,968)
Other securities	12,283	(206)	6,204	(1,850)	18,487	(2,056)

Total available-for-sale	$412,128	$(7,364)	$94,414	$(27,502)	$506,542	$(34,866)

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$111,975	$(3,703)	$—	$—	$111,975	$(3,703)
Mortgage-backed securities—Agency	67,837	(510)	—	—	67,837	(510)
States and political subdivisions	203,093	(13,003)	—	—	203,093	(13,003)
Other securities	—	—	375	(176)	375	(176)

Total held-to-maturity	$382,905	$(17,216)	$375	$(176)	$383,280	$(17,392)

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

As of December 31, 2011, Old National’s security portfolio consisted of 1,047 securities, 61 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:

Non-agency Mortgage-backed Securities

At December 31, 2011, the Company’s securities portfolio contained 13 non-agency collateralized mortgage obligations with a fair value of $85.9 million which had net unrealized losses of approximately $4.5 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). In the first quarter of 2011, one non-agency mortgage-backed security was sold. As of December 31, 2011, nine of these securities were rated below investment grade with grades ranging from B to D. One of the nine securities is rated B and has a fair value of $13.8 million, two of the securities are rated CCC with a fair value of $24.2 million, four of the securities are rated CC with a fair value of $14.0 million, one of the securities is rated C with a fair value of $17.6 million and one of the securities is rated D with a fair value of $3.6 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on three of these securities for the twelve months ended December 31, 2011. The fair value of these non-agency mortgage-backed securities remaining at December 31, 2011 was $73.2 million.

At December 31, 2010, the Company’s securities portfolio contained 15 non-agency collateralized mortgage obligations with a fair value of $126.8 million which had net unrealized losses of approximately $7.4 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). In the fourth quarter of 2010, two non-agency mortgage-backed securities were sold. As of December 31, 2010, eight of these securities were rated below investment grade with grades ranging from B- to C. One of the eight securities was rated B- and had a fair value of $8.3 million, four of the securities were rated CCC with a fair value of $28.1 million, two of the securities were rated CC with a fair value of $25.1 million and one of the securities was rated C with a fair value of $8.8 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $3.0 million of credit losses on ten of these securities for the twelve months ended December 31, 2010. The fair value of these non-agency mortgage-backed securities remaining at December 31, 2010 was $70.3 million.

Pooled Trust Preferred Securities

At December 31, 2011, the Company’s securities portfolio contained eight pooled trust preferred securities with a fair value of $7.3 million and unrealized losses of $18.1 million. Six of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $4.2 million with unrealized losses of $7.0 million at December 31, 2011. These securities were rated A2 and A3 at inception, but at December 31, 2011, four securities were rated C and two securities D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2011, our model indicated other-than-temporary-impairment losses on one security of $0.9 million, all of which was recorded as a credit loss in earnings. At December 31, 2011, the fair value of this security was $9 thousand.

Two of our pooled trust preferred securities with a fair value of $3.1 million and unrealized losses of $11.1 million at December 31, 2011 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

At December 31, 2010, the Company’s securities portfolio contained nine pooled trust preferred securities with a fair value of $8.4 million and unrealized losses of $19.0 million. Seven of the pooled trust preferred securities in our portfolio fell within the scope of FASB ASC 325-10 (EITF 99-20) and had a fair value of $4.4 million with unrealized losses of $8.8 million at December 31, 2010. These securities were rated A2 and A3 at inception, but at December 31, 2010, one security was rated BB, five securities were rated C and one security D. The issuers in these securities were primarily banks, but some of the pools did include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2010, our model indicated other-than-temporary-impairment losses on three securities of $0.9 million, all of which was recorded as a credit loss in earnings. At December 31, 2010, the fair value of these three securities was $1.8 million and they remained classified as available for sale.

Two of our pooled trust preferred securities with a fair value of $4.0 million and unrealized losses of $10.2 million at December 31, 2010, are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our eight pooled trust preferred securities as well as four single issuer trust preferred securities which are included with other securities in Note 3 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.

As depicted in the table below, all eight securities have experienced credit defaults. However, three of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities

December 31, 2011

(Dollars in Thousands)

							# of Issuers	Actual Deferrals and Defaults as a	Expected Defaults as a % of	Excess Subordination as a %
	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2011	Currently Performing/ Remaining	Percent of Original Collateral	Remaining Performing Collateral	of Current Performing Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$86	$9	$(77)	$888	17/38	41.7%	22.6%	0.0%
MM Community Funding IX	B-2	D	2,067	841	(1,226)	—	16/31	41.1%	8.8%	0.0%
Reg Div Funding 2004	B-2	D	4,177	695	(3,482)	—	24/45	46.0%	7.2%	0.0%
Pretsl XII	B-1	C	2,886	1,571	(1,315)	—	49/76	30.1%	7.9%	0.0%
Pretsl XV	B-1	C	1,695	1,049	(646)	—	50/72	31.3%	9.0%	0.0%
Reg Div Funding 2005	B-1	C	311	69	(242)	—	23/49	49.3%	18.4%	0.0%
Pretsl XXVII LTD	B	C	4,849	1,130	(3,719)	—	33/49	28.1%	24.4%	28.6%
Trapeza Ser 13A	A2A	CCC-	9,390	1,963	(7,427)	—	35/55	29.2%	21.3%	40.9%

			25,461	7,327	(18,134)	888

Single Issuer trust preferred securities:
First Empire Cap (M&T)		BBB	956	994	38	—
First Empire Cap (M&T)		BBB	2,905	2,982	77	—
Fleet Cap Tr V (BOA)		BB+	3,359	2,539	(820)	—
JP Morgan Chase Cap XIII		BBB	4,713	3,426	(1,287)	—

			11,933	9,941	(1,992)	—

Total			$37,394	$17,268	$(20,126)	$888

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at December 31, 2011 and the related credit losses recognized in earnings:

	000000	000000	000000	000000	000000	000000	000000
				Amount of other-than-temporary
		Lowest		impairment recognized in earnings
		Credit	Amortized	Twelve Months ended December 31,			Life-to
	Vintage	Rating (1)	Cost	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$14,026	$—	$79	$63	$142
CWALT Ser 73CB	2005	CC	3,370	—	207	83	290
CWALT Ser 73CB	2005	CC	4,477	—	427	182	609
CWHL 2006-10 (3)	2006	—	—	—	309	762	1,071
CWHL 2005-20	2005	CC	4,191	—	39	72	111
FHASI Ser 4	2007	C	18,933	340	629	223	1,192
HALO Ser 1R	2006	B	15,640	16	—	—	16
RFMSI Ser S9 (2)	2006	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	3,971	165	76	249	490
RALI QS2 (2)	2006	—	—	—	278	739	1,017
RFMSI S1	2006	CC	2,299	—	30	176	206

			66,907	521	2,997	4,429	7,947

Pooled trust preferred securities:
TROPC	2003	C	87	888	444	3,517	4,849
MM Community Funding IX	2003	D	2,067	—	165	2,612	2,777
Reg Div Funding	2004	D	4,177	—	321	5,199	5,520
Pretsl XII	2003	C	2,886	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	3,767	3,767

			11,223	888	930	20,366	22,184

Total other-than-temporary-impairment recognized in earnings				$1,409	$3,927	$24,795	$30,131

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

(2)	Sold during fourth quarter 2010.

(3)	Sold during first quarter 2011.

NOTE 4 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At December 31, 2011 and 2010, Old National had residential loans held for sale of $4.5 million and $3.8 million, respectively.

During 2011, commercial and commercial real estate loans held for investment of $5.4 million, including $0.1 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $5.6 million, resulting in income of $0.2 million. At December 31, 2011, there were no loans held for sale under this arrangement.

During 2010, commercial and commercial real estate loans held for investment of $3.2 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.6 million, resulting in a recovery of $0.4 million on the loans transferred. At December 31, 2010, there were no loans held for sale under this arrangement.

NOTE 5 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

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

The composition of loans at December 31 by lending classification was as follows:

	September 30,	September 30,
(dollars in thousands)	2011	2010
Commercial (1)	$1,216,654	$1,211,399
Commercial real estate:
Construction	46,141	101,016
Other	1,021,229	841,379
Residential real estate	995,458	664,705
Consumer credit:
Heloc	235,603	248,293
Auto	483,575	497,102
Other	142,183	179,557
Covered loans	626,360	—

Total loans	4,767,203	3,743,451
Allowance for loan losses	(57,117)	(72,309)
Allowance for loan losses—covered loans	(943)	—

Net loans	$4,709,143	$3,671,142

(1)	Includes direct finance leases of $79.6 million and $106.1 million at December 31, 2011 and 2010, respectively.

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

Included with commercial real estate, construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from Old National until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Portfolio loans, or loans Old National intends to hold for investment purposes, are carried at the principal balance outstanding, net of earned interest, purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the principal balances of loans outstanding.

Consumer

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Related Party Loans

In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”).

Activity in related party loans during 2011 is presented in the following table:

September 30,
(dollars in thousands)	2011
Balance, January 1	$14,251
New loans	5,026
Repayments	(4,709)

Balance, December 31	$14,568

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

No allowance is brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. Purchased credit impaired (“PCI”) loans would not be considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. Impairment on PCI loans would be recognized in the current period as provision expense.

Old National’s activity in the allowance for loan losses for the years ended December 31, 2011 and 2010, is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(10,300)	(12,319)	(10,335)	(1,945)	—	(34,899)
Recoveries	4,330	2,302	6,226	319	—	13,177
Provision	(270)	4,356	(79)	3,466	—	7,473

Ending balance	$19,964	$26,993	$6,954	$4,149	—	$58,060

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$26,869	$27,138	$13,853	$1,688	—	$69,548
Charge-offs	(11,967)	(10,196)	(16,848)	(2,296)	—	(41,307)
Recoveries	5,060	2,041	6,014	172	—	13,287
Provision	6,242	13,671	8,123	2,745	—	30,781

Ending balance	$26,204	$32,654	$11,142	$2,309	—	$72,309

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at December 31, 2011, and 2010 and other information regarding the allowance:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$7,015	$4,177	—	—	—	$11,192

Ending balance: collectively evaluated for impairment	$12,816	$21,397	$6,335	$2,752	—	$43,300

Ending balance: loans acquired with deteriorated credit quality	$128	$1,288	$445	$764	—	$2,625

Ending balance: covered loans acquired with deteriorated credit quality	$5	$131	$174	$633	—	$943

Total allowance for credit losses	$19,964	$26,993	$6,954	$4,149	—	$58,060

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$31,838	$43,225	—	—	—	$75,063

Ending balance: collectively evaluated for impairment	$1,183,675	$1,002,105	$861,361	$995,458	—	$4,042,599

Ending balance: loans acquired with deteriorated credit quality	$1,141	$22,040	—	—	—	$23,181

Ending balance: covered loans acquired with deteriorated credit quality	$124,755	$325,934	$128,700	$46,971	—	$626,360

Total loans and leases outstanding	$1,341,409	$1,393,304	$990,061	$1,042,429	—	$4,767,203

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for credit losses:
Ending balance: individually evaluated for impairment	$6,063	$8,514	—	—	—	$14,577

Ending balance: collectively evaluated for impairment	$20,141	$24,140	$11,142	$2,309	—	$57,732

Total allowance for credit losses	$26,204	$32,654	$11,142	$2,309	—	$72,309

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$23,944	$29,377	—	—	—	$53,321

Ending balance: collectively evaluated for impairment	$1,187,455	$913,018	$924,952	$664,705	—	$3,690,130

Total loans and leases outstanding	$1,211,399	$942,395	$924,952	$664,705	—	$3,743,451

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

Classified – Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Classified – Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass rated loans are those loans that are other than criticized, classified – substandard of classified – doubtful.

As of December 31, 2011 and 2010, the risk category of loans, excluding covered loans, by class of loans is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands) Corporate Credit Exposure	Commercial		Commercial Real Estate- Construction		Commercial Real Estate- Other
Credit Risk Profile by Internally Assigned Grade	2011	2010	2011	2010	2011	2010
Grade:
Pass	$1,103,556	$1,105,382	$16,841	$77,241	$895,543	$729,243
Criticized	36,212	38,629	13,605	16,223	30,331	29,161
Classified - substandard	41,695	41,899	10,147	7,552	34,478	52,559
Classified - doubtful	35,191	25,489	5,548	—	60,877	30,416

Total	$1,216,654	$1,211,399	$46,141	$101,016	$1,021,229	$841,379

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2011 and 2010, excluding covered loans:

	September 30,	September 30,	September 30,	September 30,
2011	Consumer		Residential

(dollars in thousands)	Heloc	Auto	Other
Performing	$234,334	$481,632	$140,605	$985,211
Nonperforming	1,269	1,943	1,578	10,247

	$235,603	$483,575	$142,183	$995,458

2010	Consumer		Residential

(dollars in thousands)	Heloc	Auto	Other
Performing	$246,390	$494,771	$177,470	$655,986
Nonperforming	1,903	2,331	2,087	8,719

	$248,293	$497,102	$179,557	$664,705

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the years ended December 31, 2011 and 2010, the average balance of impaired loans was $64.2 million and $51.2 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of December 31, 2011 and 2010, respectively. Of the loans purchased during 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $24.0 million migrated to classified-doubtful during the year ended December 31, 2011.

	September 30,	September 30,	September 30,
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2011
With no related allowance recorded:
Commercial	$10,094	$13,047	$—
Commercial Real Estate—Construction	610	610	—
Commercial Real Estate—Other	18,136	27,372	—
With an allowance recorded:
Commercial	21,744	24,928	7,143
Commercial Real Estate—Construction	2,256	3,327	12
Commercial Real Estate—Other	22,223	24,792	5,453

Total Commercial	$75,063	$94,076	$12,608

December 31, 2010
With no related allowance recorded:
Commercial	$6,116	$8,001	$—
Commercial Real Estate—Construction	—	—	—
Commercial Real Estate—Other	10,554	16,781	—
With an allowance recorded:
Commercial	17,828	20,341	6,063
Commercial Real Estate—Construction	—	—	—
Commercial Real Estate—Other	18,823	19,849	8,514

Total Commercial	$53,321	$64,972	$14,577

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans for the twelve months ended December 31, 2011 and 2010 are included in the tables below.

	September 30,	September 30,
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
December 31, 2011
With no related allowance recorded:
Commercial	$8,105	$357
Commercial Real Estate—Construction	305	—
Commercial Real Estate—Other	14,346	463
With an allowance recorded:
Commercial	19,786	679
Commercial Real Estate—Construction	1,128	89
Commercial Real Estate—Other	20,524	626

Total Commercial	$64,194	$2,214

(1) The Company does not record interest on nonaccrual loans until principal is recovered.
December 31, 2010
With no related allowance recorded:
Commercial	$4,972	$61
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	9,693	250
With an allowance recorded:
Commercial	19,129	545
Commercial Real Estate—Construction	135	—
Commercial Real Estate—Other	17,288	423

Total Commercial	$51,217	$1,279

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

For all loan classes, a loan is generally placed on nonaccrual status when principal or interest becomes 90 days past due unless it is well secured and in the process of collection, or earlier when concern exists as to the ultimate collectibility of principal or interest. Interest accrued during the current year on such loans is reversed against earnings. Interest accrued in the prior year, if any, is charged to the allowance for loan losses. Cash interest received on these loans is applied to the principal balance until the principal is recovered or until the loan returns to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, remain current for six months and future payments are reasonably assured.

Covered loans accounted for under FASB ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments. Similar to uncovered loans, covered loans accounted for outside FASB ASC Topic 310-30 are classified as nonaccrual when, in the opinion of management, collection of principal or interest is doubtful. Information for covered loans accounted for both under and outside FASB ASC Topic 310-30 is included in the table below in the row labeled covered loans.

Old National’s past due financing receivables as of December 31 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
December 31, 2011
Commercial	$2,755	$357	$358	$34,104	$37,574	$1,179,080
Commercial Real Estate:
Construction	—	164	—	5,425	5,589	40,552
Other	7,466	413	279	60,762	68,920	952,309
Consumer:
Heloc	706	186	151	1,269	2,312	233,291
Auto	5,745	1,276	246	1,943	9,210	474,365
Other	2,002	463	76	1,578	4,119	138,064
Residential	7,950	1,839	—	10,247	20,036	975,422
Covered loans	5,446	2,033	2,338	182,880	192,697	433,663

Total	$32,070	$6,731	$3,448	$298,208	$340,457	$4,426,746

December 31, 2010
Commercial	$2,543	$583	$79	$25,488	$28,693	$1,182,706
Commercial Real Estate:
Construction	—	—	—	—	—	101,016
Other	992	98	—	30,416	31,506	809,873
Consumer:
Heloc	849	477	189	1,903	3,418	244,875
Auto	5,791	1,316	120	2,331	9,558	487,544
Other	1,129	972	184	2,088	4,373	175,184
Residential	9,126	1,589	—	8,719	19,434	645,271

Total	$20,430	$5,035	$572	$70,945	$96,982	$3,646,469

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2011, these loans totaled $214.6 million, of which $120.4 million had been sold to other financial institutions and $94.2 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the twelve months ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a troubled debt restructuring are typically placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If the Company is unable to resolve a nonperforming loan issue the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

For commercial and industrial troubled debt restructurings, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed fair value. To determine the fair value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loans original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

For consumer and residential troubled debt restructurings, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original effective interest rate of the loan as a discount rate.

At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans. All of our troubled debt restructurings were included with nonaccrual loans at December 31, 2010 and consisted of $3.8 million of commercial loans and $1.0 million of commercial real estate loans.

As of December 31, 2011 and 2010, Old National has allocated $1.5 million and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of December 31, 2011 and 2010, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2011:

	September 30,	September 30,	September 30,
(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	25	$7,086	$7,086
Commercial Real Estate—construction	1	1,422	1,422
Commercial Real Estate—other	46	5,956	4,429
Consumer —other	1	53	53

Total	73	$14,517	$12,990

The troubled debt restructurings described above increased the allowance for loan losses by $1.4 million and resulted in charge-offs of $5.6 million during the twelve months ended December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2011:

	September 30,	September 30,
(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$1,647
Commercial Real Estate	6	1,587

Total	9	$3,234

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $0.6 million and resulted in charge-offs of $3.0 million during the twelve months ended December 31, 2011.

The terms of certain other loans were modified during the twelve months ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans would not be considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, our policy also permits for loans to be removed from troubled debt restructuring status in the years following the restructuring if the following two conditions are met: (1) The restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, and (2) the loan is not impaired based on the terms specified by the restructuring agreement.

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Of these acquired credit impaired loans, $4.0 million in carrying balances did not meet the criteria to be accounted for under the guidance of ASC 310-30 as they were revolving lines of credit, thus these lines have not been included in the following table. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

September 30,
(dollars in thousands)	December 31, 2011
Commercial	$1,143
Commercial real estate	23,059
Consumer	41,064
Residential	418

Outstanding balance	$65,684

Carrying amount, net of allowance of $1,702	$63,982

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $13.4 million at the date of acquisition. Accretion of $15.3 million has been recorded as loan interest income through December 31, 2011.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

	September 30,	September 30,	September 30,
(dollars in thousands)	Monroe	Integra Noncovered	Total
Balance at January 1, 2011	$—	$—	$—
New loans purchased	7,001	6,364	13,365
Accretion of income	(14,149)	(1,164)	(15,313)
Reclassifications from (to) nonaccretable difference	22,925	671	23,596
Disposals/other adjustments	(269)		(269)

Balance at December 31, 2011	$15,508	$5,871	$21,379

Included in Old National’s allowance for loan losses is $1.7 million related to the purchased loans disclosed above for 2011. An immaterial amount of allowances for loan losses were reversed during 2011 related to these loans.

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	September 30,	September 30,
(Dollars in thousands)	Monroe Bancorp January 1, 2011	Integra Bank July 29, 2011
Contractually required payments	$94,714	$921,856
Nonaccretable difference	(45,157)	(226,426)

Cash flows expected to be collected at acquisition	49,557	695,430
Accretable yield	(6,971)	(98,487)

Fair value of acquired loans at acquisition	$42,586	$596,943

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 6 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. Covered loans were $626.4 million at December 31, 2011. The composition of covered loans by lending classification was as follows:

	September 30,	September 30,	September 30,
	At December 31, 2011
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$65,688	$59,067	$124,755
Commercial real estate	304,220	21,714	325,934
Residential	46,868	103	46,971
Consumer	40,012	88,688	128,700

Covered loans	456,788	169,572	626,360
Allowance for loan losses	(943)	—	(943)

Covered loans, net	$455,845	$169,572	$625,417

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

September 30,
(dollars in thousands)
Balance at January 1, 2011	$—
New loans purchased	92,123
Accretion of income	(19,428)
Reclassifications from (to) nonaccretable difference	19,051
Disposals/other adjustments	307

Balance at December 31, 2011	$92,053

A summary of activity for the indemnification asset and loss share receivable is presented below:

September 30,
(dollars in thousands)
Indemnification Asset
Balance at January 1, 2011	$—
Adjustments not reflected in income
Established through acquisitions	167,949
Reclass to loss claims receivable	(20,808)
Other	(1)
Adjustments reflected in income
(Amortization) accretion	1,459
Other	(1,033)

Balance at December 31, 2011	$147,566

September 30,
(dollars in thousands)
Loss Share Receivable
Balance at January 1, 2011	$—
Established through acquisitions	—
Reclass from indemnification asset	20,808
Cash received from FDIC	(660)

Balance at December 31, 2011	$20,148

NOTE 7 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at December 31, 2011 and 2010:

	September 30,	September 30,
(dollars in thousands)	Other Real Estate Owned	Other Real Estate Owned, Covered
Balance, January 1, 2011	$5,591	$—
Acquired	9,072	33,320
Additions	11,127	1,537
Sales	(17,398)	(4,414)
Charge-offs	(896)	—
Change in residential properties	(313)	—
Change in repossessed personal property	(64)	—

Balance, December 31, 2011	$7,119	$30,443

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,
(dollars in thousands)	Community Banking	Other	Total
Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	84,401	892	85,293

Balance, December 31, 2011	$212,412	$40,765	$253,177

Balance, January 1, 2010	$128,011	$39,873	$167,884
Goodwill acquired during the period	—	—	—

Balance, December 31, 2010	$128,011	$39,873	$167,884

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2011 and determined that no impairment existed as of this date. Old National recorded $68.4 million of goodwill in the first quarter of 2011 associated with the acquisition of Monroe Bancorp, of which $67.5 million was allocated to the “Community Banking” segment and $0.9 million to the “Other” segment. Old National recorded $16.9 million of goodwill in the third quarter of 2011 associated with the acquisition of Integra Bank, all of which was allocated to the “Community Banking” segment.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2011 and 2010 was as follows:

	September 30,	September 30,	September 30,
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2011
Amortized intangible assets:
Core deposit	$39,265	$(20,815)	$18,450
Customer business relationships	25,897	(16,312)	9,585
Customer trust relationships	3,622	(474)	3,148
Customer loan relationships	4,413	(1,972)	2,441

Total intangible assets	$73,197	$(39,573)	$33,624

2010
Amortized intangible assets:
Core deposit	$26,810	$(14,646)	$12,164
Customer business relationships	25,753	(14,581)	11,172
Customer loan relationships	4,413	(1,571)	2,842

Total intangible assets	$56,976	$(30,798)	$26,178

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 25 years. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the second quarter of 2011, Old National reduced customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Community Banking” segment. During the third quarter of 2011, Old National recorded $4.3 million of core deposit intangibles associated with the acquisition of Integra Bank, which is included in the “Community Banking” segment. During the fourth quarter of 2011, Old National recorded $0.3 million of customer business relationships associated with the purchase of an insurance book of business and took accelerated amortization of $0.7 million on its core deposit intangible related to the sale of the former Chicago-area Integra branches. See Note 23 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Old National recorded an impairment charge of $0.5 million during the fourth quarter of 2009. The charge related to a book of business held by one of the Company’s insurance subsidiaries which experienced the loss of two significant customers. The insurance subsidiary is included in the “Other” column for segment reporting. Total amortization expense including impairment charges associated with intangible assets was $8.8 million in 2011, $6.1 million in 2010 and $6.5 million in 2009.

Estimated amortization expense for the future years is as follows:

September 30,
(dollars in thousands)	Estimated Amortization Expense
2012	$8,286
2013	6,450
2014	5,225
2015	4,190
2016	3,347
Thereafter	6,126

Total	$33,624

NOTE 9 – DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $421.9 million and $466.3 million, respectively. At December 31, 2011, the scheduled maturities of total time deposits were as follows:

September 30,
(dollars in thousands)
Due in 2012	$793,117
Due in 2013	351,107
Due in 2014	105,549
Due in 2015	74,970
Due in 2016	106,761
Thereafter	16,160

Total	$1,447,664

NOTE 10 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements	Other Short-term Borrowings	Total
2011
Outstanding at year-end	$103,010	$321,725	$114	$424,849
Average amount outstanding	14,302	340,053	9,268	363,623
Maximum amount outstanding at any month-end	103,010	366,915	11,336
Weighted average interest rate:
During year	0.09%	0.15%	0.17%	0.15%
End of year	0.12	0.31	0.04	0.26
2010
Outstanding at year-end	$1,663	$287,414	$9,155	$298,232
Average amount outstanding	7,012	312,773	8,750	328,535
Maximum amount outstanding at any month-end	41,365	348,403	10,423
Weighted average interest rate:
During year	0.18%	0.17%	1.27%	0.20%
End of year	—	0.16	—	0.16

Other Short-term Borrowings

Line of Credit

During the second quarter of 2009, Old National entered into a $30 million revolving credit facility at the parent level. The facility had an interest rate of LIBOR plus 2.00% and a maturity of 364 days. Old National did not use the facility. The facility matured in April 2010 and Old National did not renew the facility.

Treasury Investment Program

As of December 31, 2011, Old National had a $0.1 million note payable to a life insurance company which was assumed as part of the Integra Bank acquisition. This note payable, which carries an effective interest rate of 7.26%, matured in January 2012.

As of December 31, 2010, Old National had $9.2 million of Treasury funds under the Treasury Tax and Loan Account program. These funds typically have a short duration, are collateralized and can be withdrawn by the Treasury Department at any time. At December 31, 2010, the effective interest rate on these funds was 0%.

NOTE 11—FINANCING ACTIVITIES

The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

	September 30,	September 30,
(dollars in thousands)	2011	2010
Old National Bancorp:
Junior subordinated debentures (variable rates 2.18% to 3.63% and fixed rates of 6.52%) maturing July 2033 to June 2037	$16,000	$8,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	13,000	—
ASC 815 fair value hedge and other basis adjustments	(3,003)	(36)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.68%) maturing June 2012 to January 2023	208,360	211,696
Subordinated bank notes (fixed rate of 6.75%) maturing October 2011	—	150,000
Capital lease obligation	4,261	4,307
ASC 815 fair value hedge and other basis adjustments	2,156	(2,056)

Total other borrowings	$290,774	$421,911

Contractual maturities of long-term debt at December 31, 2011, were as follows:

September 30,
(dollars in thousands)
Due in 2012	$688
Due in 2013	75,650
Due in 2014	42,528
Due in 2015	66,763
Due in 2016	17,430
Thereafter	88,562
ASC 815 fair value hedge and other basis adjustments	(847)

Total	$290,774

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 3.30% and 3.32% at December 31, 2011, and 2010, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 153% of outstanding debt.

SUBORDINATED NOTES

In 2011, Old National acquired Monroe Bancorp. Included in the acquisition was $13 million of 10% subordinated notes. As shown in the table above, these subordinated notes mature June 2019. Old National may redeem the notes, in whole or in part, beginning June 30, 2012. According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of December 31, 2011, $13 million of the subordinated notes qualified as Tier 2 Capital for regulatory purposes.

SUBORDINATED BANK NOTES

Old National Bank’s notes are issued under the global note program and are not obligations of, or guaranteed by, Old National Bancorp.

According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of December 31, 2010, none of the subordinated bank notes qualified as Tier 2 Capital for regulatory purposes. Capital treatment ceased October 2010, or one year prior to the maturity date. The $150 million subordinated bank notes matured in October 2011 and were paid in full.

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

In 2011, Old National acquired Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II in conjunction with its acquisition of Monroe Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II. Monroe Bancorp Capital Trust I issued $3.0 million in preferred securities in July 2006. The preferred securities carried a fixed rate of interest of 7.15% until October 7, 2011 and thereafter a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Capital Trust I. Monroe Bancorp Statutory Trust II issued $5.0 million in preferred securities in March 2007. The preferred securities carry a fixed rate of interest of 6.52% until June 15, 2012 and thereafter a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Statutory Trust II. Old National, at any time, may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole (or in part from time to time) on or after October 7, 2011 (for debentures owned by Monroe Bancorp Capital Trust I) and on or after June 15, 2012 (for debentures owned by Monroe Bancorp Statutory Trust II), and in whole or in part following the occurrence and continuance of certain adverse federal income tax or capital treatment events.

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

At December 31, 2011, the future minimum lease payments under the capital lease were as follows:

September 30,
(dollars in thousands)
2012	$390
2013	390
2014	410
2015	410
2016	410
Thereafter	10,084

Total minimum lease payments	12,094
Less amounts representing interest	7,833

Present value of net minimum lease payments	$4,261

NOTE 12 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Provision at statutory rate of 35%	$34,917	$15,218	$(2,582)
Tax-exempt income:
Tax-exempt interest	(8,035)	(9,060)	(14,545)
Section 291/265 interest disallowance	213	329	515
Bank owned life insurance income	(1,863)	(1,418)	(824)

Tax-exempt income	(9,685)	(10,149)	(14,854)

Reserve for unrecognized tax benefits	(623)	(652)	(706)
State income taxes	3,188	518	(3,829)
Other, net	(495)	331	857

Income tax expense (benefit)	$27,302	$5,266	$(21,114)

Effective tax rate	27.4%	12.1%	286.2%

The effective tax rate varied significantly from 2009 through 2011 due to increases in pre-tax income while tax-exempt income decreased. The provision for income taxes consisted of the following components for the years ended December 31:

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Income taxes currently payable
Federal	$6,742	$2,687	$4,248
State	288	—	—
Deferred income taxes related to:
Provision for loan losses	6,399	(460)	(3,042)
Other, net	13,873	3,039	(22,320)

Deferred income tax benefit	20,272	2,579	(25,362)

Provision for (benefit from) income taxes	$27,302	$5,266	$(21,114)

In 2011, the primary components of the $13,873 Other deferred income tax expense included $(4,929) related to benefit plan accruals, $7,782 related to purchase accounting, $3,816 related to premises and equipment, $(2,498) related to lease receivable, $6,562 related to ASC 310 loans, and $2,382 related to other real estate owned.

In 2010, the primary components of the $3,039 Other deferred income tax expense included $4,762 related to benefit plan accruals, $2,058 related to premises and equipment, $(1,781) related to alternative minimum tax credit carryforwards and $(1,823) related to low income housing credit carryforwards.

In 2009, the primary components of the $(22,320) Other deferred income tax benefit included $(2,897) related to our net operating loss, $(3,024) related to benefit plan accruals, $(9,451) related to other-than-temporary impairment and $(9,076) related to alternative minimum tax credit carryforwards.

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

	September 30,	September 30,
(dollars in thousands)	2011	2010
Deferred Tax Assets
Allowance for loan losses, net of recapture	$24,100	$29,334
Benefit plan accruals	7,881	1,369
AMT credit	25,765	25,509
Unrealized losses on benefit plans	9,665	7,715
Net operating loss	2,860	3,452
Premises and equipment	30,348	35,657
Federal tax credits	4,066	3,621
Other-than-temporary-impairment	9,776	9,624
Loans—ASC 310	63,658	—
Other real estate owned	3,209	422
Other, net	6,032	6,005

Total deferred tax assets	187,360	122,708

Deferred Tax Liabilities
Accretion on investment securities	(717)	(559)
Lease receivable, net	(5,263)	(7,761)
Purchase accounting	(4,215)	(11,605)
FDIC indemnification asset	(64,672)	—
Unrealized gains on available-for-sale investment securities	(15,873)	(2,600)
Unrealized gains on held-to-maturity securities	(3,160)	(3,773)
Unrealized gains on hedges	(96)	(567)
Other, net	(1,672)	(1,940)

Total deferred tax liabilities	(95,668)	(28,805)

Net deferred tax assets	$91,692	$93,903

The net deferred tax asset is included with other assets on the balance sheet. No valuation allowance was recorded at December 31, 2011 and 2010 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National did not have a federal net operating loss carryforward at December 31, 2011 or 2010, respectively. Old National has alternative minimum tax credit carryforwards at December 31, 2011 and 2010 of $25.8 million and $25.5 million, respectively. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards at December 31, 2011 and 2010 of $4.1 million and $3.6 million, respectively. The federal tax credits consist of new market tax credits and low-income housing credits. If not used, the federal tax credit carryforwards will begin to expire in 2026. Old National has state net operating loss carryforwards totaling $52.5 million and $63.7 million at December 31, 2011 and 2010, respectively. If not used, the net operating loss carryforwards will begin to expire in 2022.

Unrecognized Tax Benefits

The Company adopted FASB ASC 740-10, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Balance at January 1	$4,553	$8,500	$7,513
Additions based on tax positions related to the current year	4	3,806	7,293
Reductions due to statute of limitations expiring	(412)	(3,440)	(5,186)
Reductions for tax positions of prior years	—	(4,313)	(1,120)

Balance at December 31	$4,145	$4,553	$8,500

Approximately $0.35 million of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The Company recorded interest and penalties in the income statement for the years ended December 31, 2011, 2010 and 2009 of $(0.2) million, $0.3 million, and $0, respectively. The amount accrued for interest and penalties in the balance sheet at December 31, 2011 and 2010 was $1.4 million and $1.6 million, respectively.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2008 through 2011 tax years are open and subject to examination.

In the third quarter of 2011, the company reversed $0.62 million related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.62 million income tax reversal relates to the 2007 statute of limitations expiring. The statute of limitations expired in the third quarter of 2011. As a result, the Company reversed a total of $0.62 million from its unrecognized tax benefit liability which includes $0.21 million of interest.

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

NOTE 13—EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN AND RESTORATION PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five consecutive years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary.

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

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of the Company’s defined benefit plans:

	September 30,	September 30,
(dollars in thousands)	2011	2010
Change in Projected Benefit Obligation
Balance at January 1	$42,162	$41,937
Interest cost	2,099	1,990
Benefits paid	(937)	(983)
Actuarial loss	6,262	1,233
Settlement	(3,033)	(2,015)

Projected Benefit Obligation at December 31	46,553	42,162

Change in Plan Assets
Fair value at January 1	40,101	31,275
Actual return on plan assets	(206)	4,177
Employer contributions	414	7,647
Benefits paid	(937)	(983)
Settlement	(3,033)	(2,015)

Fair value of Plan Assets at December 31	36,339	40,101

Funded status at December 31	(10,214)	(2,061)

Amounts recognized in the statement of financial position at December 31:
Accrued benefit liability	$(10,214)	$(2,061)

Net amount recognized	$(10,214)	$(2,061)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$24,162	$19,284

Total	$24,162	$19,284

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $4.0 million.

The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $46.6 million and $42.2 million at December 31, 2011 and 2010, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Net Periodic Benefit Cost
Interest cost	$2,099	$1,990	$1,974
Expected return on plan assets	(2,704)	(1,960)	(1,933)
Recognized actuarial loss	2,755	1,603	1,453

Net periodic benefit cost	$2,150	$1,633	$1,494
Settlement cost	1,539	883	—

Total net periodic benefit cost	$3,689	$2,516	$1,494

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$9,172	$(983)	$3,342
Amortization of net actuarial loss	(2,755)	(1,603)	(1,453)
Settlement cost	(1,539)	(883)	—

Total recognized in Other Comprehensive Income	$4,878	$(3,469)	$1,889

Total recognized in net periodic benefit cost and other comprehensive income	$8,567	$(953)	$3,383

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	September 30,	September 30,	September 30,
	2011	2010	2009
Benefit obligations:
Discount rate at the end of the period	4.55%	5.50%	5.25%
Net periodic benefit cost:
Discount rate at the beginning of the period	5.50%	5.25%	6.25%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	N/A	N/A	N/A

The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2011.

Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Expected
	Long-Term	2011 Target
Asset Category	Rate of Return	Allocation	2011	2010	2009
Equity securities	9.00% - 9.50%	40 - 70%	61%	68%	71%
Debt securities	4.00% - 5.85%	30 - 60%	34	27	29
Cash equivalents	—	0 - 15%	5	5	—

Total			100%	100%	100%

The Company’s overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2011, 2010 and 2009, respectively.

The fair value of the Company’s plan assets are determined based on observable level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. As of December 31, 2011, the fair value of plan assets, by asset category, is as follows:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Plan Assets
Large U.S. Equity	$15,390	$—	$15,390	$—
International Equity	6,846	—	6,846	—
Short-Term Fixed Income	1,870	—	1,870	—
Fixed Income	12,233	—	12,233	—

Total Plan Assets	$36,339	$—	$36,339	$—

As of December 31, 2010, the fair value of plan assets, by asset category, was as follows:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Plan Assets
Large U.S. Equity	$18,740	$—	$18,740	$—
International Equity	8,334	—	8,334	—
Short-Term Fixed Income	2,036	—	2,036	—
Fixed Income	10,991	—	10,991	—

Total Plan Assets	$40,101	$—	$40,101	$—

As of December 31, 2011, expected future benefit payments related to Old National’s defined benefit plans were as follows:

September 30,
(dollars in thousands)
2012	$6,440
2013	4,850
2014	4,070
2015	3,540
2016	3,250
Years 2017 — 2021	16,360

Old National expects to contribute cash of $0.5 million to the pension plans in 2012.

EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership and Savings Plan (401k) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, the Company suspended safe harbor matching contributions to the Plan. However, the Company may make discretionary matching contributions to the Plan. For 2010 and 2011, the Company matched 50% of employee compensation deferral contributions, up to six percent of compensation. In addition to matching contributions, Old National may contribute to the Plan an amount designated as a profit sharing contribution in the form of Old National Bancorp stock or cash. Old National’s Board of Directors designated no discretionary profit sharing contributions in 2011, 2010 or 2009. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the plan. During the years ended December 31, 2011, 2010 and 2009, the number of Old National shares allocated to the plan were 1.6 million, 1.5 million and 1.7 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $3.2 million in 2011, $4.3 million in 2010 and $7.1 million in 2009.

NOTE 14 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION

The Company’s 2008 Incentive Compensation Plan, which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2011, 2.5 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost that has been charged against income for these plans was $3.4 million, $2.4 million, and $1.3 million for 2011, 2010, and 2009, respectively. The total income tax benefit was $1.4 million, $0.9 million, and $0.5 million, respectively.

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Wtd-average risk-free interest rate	—%	—%	2.1%
Expected life of option (years)	—	—	6
Expected stock volatility	—%	—%	28.8%
Expected dividend yield	—%	—%	5.3%

A summary of the activity in the stock option plan for 2011 follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Outstanding, January 1	6,018	$20.37
Granted	—	—
Acquired	319	15.15
Exercised	(28)	4.94
Forfeited/expired	(1,645)	21.55

Outstanding, December 31	4,664	$19.69	1.7	$163.1

Options exercisable at end of year	4,604	$19.77	1.7	$163.1

Information related to the stock option plan during each year follows:

	September 30,	September 30,	September 30,
(dollars in thousands)	2011	2010	2009
Intrinsic value of options exercised	$175	$13	$44
Cash received from option exercises	140	12	97
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	—	2.03

As of December 31, 2011, there was $9 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.09 year.

During 2009, the Company modified the term of 23 thousand share options. As a result of the modification, the Company recognized additional compensation expense of $35 thousand for the year ended December 31, 2009. There were no modifications during 2011 or 2010.

Restricted Stock

Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods ranging from 3 to 5 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.

A summary of changes in the Company’s nonvested shares for the year follows:

	September 30,	September 30,
		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2011	376	$14.49
Granted during the year	127	11.44
Vested during the year	(94)	13.74
Forfeited during the year	(147)	15.23

Nonvested balance at December 31, 2011	262	$12.88

As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.72 years. The total fair value of the shares vested during the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $1.3 million and $1.4 million, respectively.

During the third quarter of 2011, the Company modified the vesting eligibility of 10 thousand shares of restricted stock issued to an employee. As a result of the modification, the Company reversed $0.1 million of expense for the year ended December 31, 2011. There were no restricted stock modifications during 2010 or 2009.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.

A summary of changes in the Company’s nonvested shares for the year follows:

	September 30,	September 30,
		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2011	253	$12.83
Granted during the year	159	12.23
Forfeited during the year	(12)	12.66
Reinvested dividend equivalents	10	11.92

Nonvested balance at December 31, 2011	410	$12.58

As of December 31, 2011, 2010 and 2009, there was $2.4 million, $1.8 million and $0.9 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. Old National began granting restricted stock units during 2009 and no shares had vested as of December 31, 2011.

NOTE 15 – OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2011, Old National had issued 67,170 shares under this program.

NOTE 16—SHAREHOLDERS’ EQUITY

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 17, 2009, with total authorized and unissued common shares reserved for issuance of 3.4 million. In 2011 and 2010, no shares were issued related to these plans. In 2009, 195 thousand shares were issued related to these plans with proceeds of approximately $2.0 million. As of December 31, 2011, 3.3 million authorized and unissued common shares were reserved for issuance under the plan.

EMPLOYEE STOCK PURCHASE PLAN

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased can not exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2011, 22 thousand shares were issued related to this plan with proceeds of approximately $222 thousand. In 2010, 19 thousand shares were issued related to this plan with proceeds of approximately $197 thousand.

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

COMMON STOCK

The December 31, 2011 balance includes approximately $90.1 million from the approximately 7.6 million shares of common stock that were issued in the acquisition of Monroe Bancorp on January 1, 2011.

NOTE 17—FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Trading securities	$2,816	$2,816	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,769	65,769	—	—
U.S. Government-sponsored entities and agencies	173,185	—	173,185	—
Mortgage-backed securities—Agency	1,182,255	—	1,182,255	—
Mortgage-backed securities—Non-agency	85,900	—	85,900	—
States and political subdivisions	402,844	—	401,538	1,306
Pooled trust preferred securities	7,327	—	—	7,327
Other securities	153,996	—	153,996	—
Residential loans held for sale	4,528	—	4,528	—
Derivative assets	44,415	—	44,415	—

Financial Liabilities
Derivative liabilities	37,332	—	37,332	—

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Investment securities available-for-sale:
U.S. Treasury	$62,550	$62,550	$—	$—
U.S. Government-sponsored entities and agencies	315,133	—	315,133	—
Mortgage-backed securities—Agency	944,446	—	944,446	—
Mortgage-backed securities—Non-agency	126,806	—	126,806	—
States and political subdivisions	348,924	—	348,924	—
Pooled trust preferred securities	8,400	—	—	8,400
Other securities	153,963	—	153,963	—
Residential loans held for sale	3,819	—	3,819	—
Derivative assets	34,082	—	34,082	—
Financial Liabilities
Derivative liabilities	29,721	—	29,721	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2011:

	September 30,	September 30,
	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2011	$8,400	$—
Accretion/(amortization) of discount or premium	(72)	—
Payments received	(992)	—
Credit loss write-downs	(888)	—
Increase/(decrease) in fair value of securities	879	—
Transfer in at December 31	—	1,306

Ending balance, December 31, 2011	$7,327	$1,306

Included in the income statement is $72 thousand of expense included in interest income from the amortization of premiums on securities and $888 thousand of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

$1.3 million of state and political subdivision securities were transferred to Level 3 as of December 31, 2011 because Old National could no longer obtain evidence of observable inputs.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2010:

September 30,
Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale
Beginning balance, January 1, 2010	$12,398
Accretion/(amortization) of discount or premium	(101)
Payments received	(163)
Credit loss write-downs	(930)
Increase/(decrease) in fair value of securities	(2,804)

Ending balance, December 31, 2010	$8,400

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

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$23,150	—	—	$23,150
Commercial real estate loans	14,894	—	—	14,894

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $49.4 million, with a valuation allowance of $11.3 million at December 31, 2011. Old National recorded $7.5 million of provision expense associated with these loans in 2011.

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$14,721	—	—	$14,721
Commercial real estate loans	8,112	—	—	8,112

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is $173 thousand of interest income for residential loans held for sale for the year ended December 31, 2011. Included in the income statement is $214 thousand of interest income for residential loans held for sale for the year ended December 31, 2010.

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

As of December 31, 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	September 30,	September 30,	September 30,
(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$4,528	$99	$4,429

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the twelve months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
Changes in Fair Value for the Twelve Months ended December 31, 2011, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$120	$—	$(1)	$119

As of December 31, 2010, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	September 30,	September 30,	September 30,
(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$3,819	$(20)	$3,839

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the twelve months ended December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
Changes in Fair Value for the Twelve Months ended December 31, 2010, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(306)	$2	$—	$(304)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2011 and 2010, respectively, are as follows:

	September 30,	September 30,
	Carrying	Fair
(dollars in thousands)	Value	Value

2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$222,872	$222,872
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	177,159	188,593
Mortgage-backed securities—Agency	84,075	87,380
State and political subdivisions	216,345	224,717
Other securities	7,011	7,009
Federal Home Loan Bank stock	30,835	30,835
Loans, net (including covered loans)
Commercial	1,321,445	1,366,316
Commercial real estate	1,366,311	1,421,941
Residential real estate	1,038,280	1,124,222
Consumer credit	983,107	1,014,807
FDIC indemnification asset	147,566	142,078
Accrued interest receivable	44,801	44,801

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,728,546	$1,728,546
NOW, savings and money market deposits	3,435,353	3,435,353
Time deposits	1,447,664	1,481,854
Short-term borrowings
Federal funds purchased	103,010	103,010
Repurchase agreements	321,725	321,722
Other short-term borrowings	114	114
Other borrowings:
Junior subordinated debentures	16,000	12,697
Subordinated notes	13,000	12,999
Repurchase agreements	50,000	54,484
Federal Home Loan Bank advances	208,360	225,711
Capital lease obligation	4,261	5,079
Accrued interest payable	5,239	5,239
Standby letters of credit	431	431

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,720

	September 30,	September 30,
	Carrying	Fair
(dollars in thousands)	Value	Value
2010
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$251,552	$251,552
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	303,265	301,809
Mortgage-backed securities—Agency	117,013	119,080
State and political subdivisions	217,381	204,379
Other securities	551	375
Federal Home Loan Bank stock	31,937	31,937
Loans, net (including impaired loans)
Commercial	1,185,194	1,220,464
Commercial real estate	909,742	952,885
Residential real estate	662,396	710,865
Consumer credit	913,810	969,263
Accrued interest receivable	42,971	42,971

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,276,024	$1,276,024
NOW, savings and money market deposits	2,711,644	2,711,644
Time deposits	1,475,257	1,520,093
Short-term borrowings
Federal funds purchased	1,663	1,663
Repurchase agreements	287,414	287,416
Other short-term borrowings	9,155	9,155
Other borrowings:
Junior subordinated debentures	8,000	7,998
Repurchase agreements	50,000	54,104
Federal Home Loan Bank advances	211,696	220,531
Subordinated bank notes	150,000	154,420
Capital lease obligation	4,307	5,138
Accrued interest payable	7,860	7,860
Standby letters of credit	518	518

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,311

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

FDIC indemnification asset: The loss sharing asset was measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to dispose of the assets. Fair value was originally estimated using projected cash flows related to the loss sharing agreement based on the expected reimbursements for losses and the applicable loss sharing percentage and these projected cash flows are updated with the cash flow estimates on covered assets. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the amounts of these financial instruments, see Notes 19 and 20.

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $192.5 million and $195.0 million at December 31, 2011 and December 31, 2010, respectively. The December 31, 2011 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. The December 31, 2010 balances consist of $95.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2011, the notional amount of the interest rate lock commitments and forward commitments were $8.7 million and $10.2 million, respectively. At December 31, 2010, the notional amount of the interest rate lock commitments and forward commitments were $7.7 million and $9.3 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $448.5 million and $448.5 million, respectively, at December 31, 2011. Included in the notional amounts at December 31, 2011 is $66.7 million of customer derivative instruments assumed in the Integra acquisition. At December 31, 2010, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $419.2 million and $419.2 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	September 30,	September 30,	September 30,	September 30,
	Asset Derivatives
	December 31, 2011		December 31, 2010
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,444	Other assets	$4,766

Total derivatives designated as hedging instruments		$7,444		$4,766

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$36,755	Other assets	$28,269
Commodity contracts	Other assets	—	Other assets	132
Mortgage contracts	Other assets	216	Other assets	254

Total derivatives not designated as hedging instruments		$36,971		$28,655

Total derivatives		$44,415		$33,421

	September 30,	September 30,	September 30,	September 30,
	Liability Derivatives
	December 31, 2011		December 31, 2010
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$37,332	Other liabilities	$28,928
Commodity contracts	Other liabilities	—	Other liabilities	132

Total derivatives not designated as hedging instruments		$37,332		$29,060

Total derivatives		$37,332		$29,060

The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,
(dollars in thousands)		Year ended December 31, 2011	Year ended December 31, 2010
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$2,938	$3,656
Interest rate contracts (2)	Other income /(expense)	892	1,621

Total		$3,830	$5,277

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,593	$1,553

Total		$1,593	$1,553

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income/(expense)	$82	$(129)
Mortgage contracts	Mortgage banking revenue	(38)	(117)

Total		$44	$(246)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 19—COMMITMENTS AND CONTINGENCIES

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. The complaint, as amended, alleged that Old National (through a predecessor), as trustee, mismanaged termination of a lease between the trusts and a tenant mining company. The complaint seeks, among other relief, unspecified damages, (costs and expenses, including attorneys’ fees, and such other relief as the court might find just and proper.). Although Old National continues to believe that it has meritorious defenses to each of the claims in the lawsuit, given the risks and uncertainty of litigation Old National reached a tentative settlement with the plaintiffs in mid-September of 2011. As such, two million dollars was accrued in the third quarter of 2011 in anticipation of negotiating final settlement and full resolution of this matter. In the event of settlement, a portion of the anticipated settlement funds may be temporarily put in escrow to account for uncertain contingencies.

In November 2010, Old National was named in a class action lawsuit, together with other banks, challenging Old National Bank’s checking account practices. The plaintiff seeks damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiff. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing. On December 8, 2011, the plaintiff sought leave to add additional individuals as plaintiffs. Old National has objected and the Court has not yet ruled, which has temporarily suspended action in this matter, other than the aforementioned discovery exchanges.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.

In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of December 31, 2011, $28.9 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.4 million per year.

In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of December 31, 2011, Old National had closed 24 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.

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

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The physical branch locations and leases were not immediately acquired by Old National in the acquisition. Old National had an option, exercisable for 90 days following the closing of the acquisition, to acquire, at fair value, any bank premises that were owned by, and to assume any leases relating to bank premises held by Integra. Old National reviewed the bank premises and related leases of Integra and acquired 17 of the Integra facilities. Rent expense of $2.0 million was recorded during 2011 related to the leased properties prior to their closure.

Total rental expense was $33.7 million in 2011, $31.4 million in 2010 and $29.7 million in 2009. The following is a summary of future minimum lease commitments as of December 31, 2011:

September 30,
(dollars in thousands)
2012	$33,136
2013	31,593
2014	30,148
2015	28,976
2016	28,433
Thereafter	269,466

Total	$421,752

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.220 billion and standby letters of credit of $73.3 million at December 31, 2011. At December 31, 2011, approximately $1.173 billion of the loan commitments had fixed rates and $47 million had floating rates, with the fixed interest rates ranging from 2% to 21%. At December 31, 2010, loan commitments were $1.106 billion and standby letters of credit were $74.3 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2011 and 2010, the balance of the allowance for credit losses on unfunded loan commitments was $4.8 million and $3.8 million, respectively.

At December 31, 2011 and 2010, Old National had credit extensions of $24.2 million and $25.7 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2011 and 2010, the unsecured portion was $6.7 million and $5.5 million respectively.

NOTE 20 – FINANCIAL GUARANTEES Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2011, the notional amount of standby letters of credit was $73.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2010, the notional amount of standby letters of credit was $74.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.5 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $8.7 million at December 31, 2011.

NOTE 21—REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances at December 31 were $42.5 million in 2011 and $26.0 million in 2010. In addition, Old National had $1.1 million as of both December 31, 2011 and 2010, respectively, in cash and due from banks which was held as collateral for collateralized swap positions.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009, Old National Bank received permission to pay a $40 million dividend. Old National used the cash obtained from the dividend to repurchase the $100 million of non-voting preferred shares from the U.S. Treasury. As a result of this special dividend, Old National Bank required approval of regulatory authority for the payment of dividends to Old National during 2010 and 2011. Prior regulatory approval to pay dividends will not be required in 2012.

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

At December 31, 2011, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, Old National Bank must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

	September 30,	September 30,	September 30,	September 30,		September 30,	September 30,
	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2011
Total capital to risk-weighted assets
Old National Bancorp	$773,862	14.99%	$413,082	8.00%	$	N/A	N/A	%
Old National Bank	683,368	13.40	407,835	8.00		509,794	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	697,534	13.51	206,541	4.00		N/A	N/A
Old National Bank	620,039	12.16	203,917	4.00		305,876	6.00
Tier 1 capital to average assets
Old National Bancorp	697,534	8.29	336,710	4.00		N/A	N/A
Old National Bank	620,039	7.42	334,068	4.00		417,585	5.00

2010
Total capital to risk-weighted assets
Old National Bancorp	$699,871	14.83%	$377,669	8.00%	$	N/A	N/A	%
Old National Bank	576,533	12.43	370,968	8.00		463,710	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	640,469	13.57	188,835	4.00		N/A	N/A
Old National Bank	518,165	11.17	185,454	4.00		278,226	6.00
Tier 1 capital to average assets
Old National Bancorp	640,469	9.01	284,226	4.00		N/A	N/A
Old National Bank	518,165	7.37	281,242	4.00		351,552	5.00

NOTE 22—PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National Bancorp:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	September 30,	September 30,
	December 31,
(dollars in thousands)	2011	2010
Assets
Deposits in affiliate bank	$35,576	$26,653
Trading securities—at fair value	2,816	—
Investment securities—available for sale	1,204	976
Investment in affiliates:
Banking subsidiaries	915,041	703,949
Non-banks	43,314	45,330
Advances to affiliates	—	45,177
Other assets	86,861	83,026

Total assets	$1,084,812	$905,111

Liabilities and Shareholders’ Equity
Other liabilities	$25,258	$18,342
Other borrowings	25,998	7,964
Shareholders' equity	1,033,556	878,805

Total liabilities and shareholders' equity	$1,084,812	$905,111

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	September 30,	September 30,	September 30,
	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Income
Dividends from affiliates	$19,670	$27,744	$94,958
Net securities gains	20	—	666
Other income	1,372	1,020	647
Other income (loss) from affiliates	(1)	435	869

Total income	21,061	29,199	97,140

Expense
Interest on borrowings	1,270	9,165	11,618
Other expenses	9,572	11,672	10,222

Total expense	10,842	20,837	21,840

Income before income taxes and equity in undistributed earnings of affiliates	10,219	8,362	75,300
Income tax benefit	(3,819)	(7,833)	(8,063)

Income before equity in undistributed earnings of affiliates	14,038	16,195	83,363
Equity in undistributed earnings of affiliates	58,422	22,019	—
Dividends receivable from affiliates in excess of earnings	—	—	(69,626)

Net Income	$72,460	$38,214	$13,737

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	September 30,	September 30,	September 30,
	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income	$72,460	$38,214	$13,737

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31	49	67
Net premium (discount) on investment securities	—	—	434
Net securities (gains) losses	(20)	—	(663)
Stock option expense	129	253	392
Restricted stock expense	3,307	2,116	918
(Increase) decrease in other assets	(4,927)	13,064	(6,302)
(Decrease) increase in other liabilities	3,628	(3,414)	2,450
Equity in undistributed earnings of affiliates	(58,422)	(22,019)	—
Dividends received from affiliates in excess of earnings	—	—	69,626

Total adjustments	(56,274)	(9,951)	66,922

Net cash flows provided by operating activities	16,186	28,263	80,659

Cash Flows From Investing Activities
Cash and cash equivalents of acquisitions	447	—	—
Transfer subsidiary from parent to bank subsidairy	—	791	—
Purchases of investment securities available-for-sale	1,081	(500)	(191,994)
Proceeds from sales of investment securities available-for-sale	—	—	192,222
Net payments from (advances to) affiliates	18,886	150,852	(145,989)
Purchases of premises and equipment	—	(7)	—

Net cash flows provided by (used in) investing activities	20,414	151,136	(145,761)

Cash Flows From Financing Activities
Payments related to retirement of debt	—	(150,000)	—
Cash dividends paid on common stock	(26,513)	(24,361)	(30,380)
Cash dividends paid on preferred stock	—	—	(1,514)
Common stock repurchased	(1,526)	(705)	(353)
Repurchase of TARP preferred stock and warrants	—	—	(101,200)
Common stock reissued under stock option, restricted stock and stock purchase plans	140	12	97
Common stock issued	222	197	197,756

Net cash flows provided by (used in) financing activities	(27,677)	(174,857)	64,406

Net increase (decrease) in cash and cash equivalents	8,923	4,542	(696)
Cash and cash equivalents at beginning of period	26,653	22,111	22,807

Cash and cash equivalents at end of period	$35,576	$26,653	$22,111

NOTE 23 – SEGMENT INFORMATION

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

Summarized financial information concerning segments is shown in the following table for the years ended December 31.

SEGMENT INFORMATION

	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	Community Banking	Treasury	Other	Total
2011
Net interest income	$302,285	$(42,393)	$12,981	$272,873
Provision for loan losses	5,912	—	1,561	7,473
Noninterest income	120,170	13,235	49,478	182,883
Noninterest expense	287,097	747	60,677	348,521
Income (loss) before income taxes	129,446	(29,905)	221	99,762
Total assets	5,035,431	3,377,568	196,684	8,609,683

2010

Net interest income	$252,519	$(30,378)	$(3,725)	$218,416
Provision for loan losses	30,806	—	(25)	30,781
Noninterest income	88,037	17,871	64,242	170,150
Noninterest expense	236,642	13,803	63,860	314,305
Income (loss) before income taxes	73,108	(26,310)	(3,318)	43,480
Total assets	3,759,529	3,396,189	108,174	7,263,892

2009

Net interest income	$287,404	$(47,490)	$(8,515)	$231,399
Provision for loan losses	63,284	126	(130)	63,280
Noninterest income	94,132	5,422	63,906	163,460
Noninterest expense	270,249	7,878	60,829	338,956
Income (loss) before income taxes	48,003	(50,072)	(5,308)	(7,377)
Total assets	4,487,007	3,401,958	116,370	8,005,335

Included in net interest income in 2011 in the Community Banking segment are approximately $37.3 million and $24.8 million, respectively, associated with the January 1, 2011 acquisition of Monroe Bancorp and the July 29, 2011 acquisition of Integra Bank. The lower provision for loan losses in 2011 was attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased during 2011 compared to 2010 as charge-offs were substantially lower, (2) apart from those loans acquired in our two acquisitions, which are substantially accounted for at fair value, our total loans decreased $16.2 million from December 31, 2010 to December 31, 2011, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% in 2011 compared to 58% in 2010 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 21% in 2011 compared to 18% in 2010. Noninterest expense for 2011 includes $21.2 million and $25.9 million, respectively, of costs associated with the addition of Monroe Bancorp and Integra Bank. Included in income before income taxes for 2011 are $18.4 million and $6.5 million, respectively, associated with the addition of Monroe Bancorp and Integra Bank.

NOTE 24 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2011 and 2010.

INTERIM FINANCIAL DATA

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
	Quarters Ended 2011				Quarters Ended 2010
(unaudited, dollars and shares in thousands, except per share data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Interest income	$86,235	$87,169	$76,872	$76,317	$70,965	$72,945	$75,596	$77,342
Interest expense	9,640	14,577	14,553	14,950	16,988	18,777	20,442	22,225

Net interest income	76,595	72,592	62,319	61,367	53,977	54,168	55,154	55,117
Provision for loan losses	1,036	(82)	3,207	3,312	7,100	6,400	8,000	9,281
Noninterest income	49,147	47,326	43,589	42,821	42,205	41,979	42,974	42,992
Noninterest expense	93,680	95,158	79,758	79,925	83,272	76,102	77,871	77,060

Income before income taxes	31,026	24,842	22,943	20,951	5,810	13,645	12,257	11,768
Income tax expense	8,812	8,045	5,927	4,518	84	1,749	1,734	1,699

Net income	$22,214	$16,797	$17,016	$16,433	$5,726	$11,896	$10,523	$10,069

Net income per share :
Basic	$0.23	$0.18	$0.18	$0.17	$0.07	$0.13	$0.12	$0.12
Diluted	0.23	0.18	0.18	0.17	0.07	0.13	0.12	0.12

Average shares
Basic	94,463	94,492	94,479	94,433	86,804	86,795	86,786	86,752
Diluted	94,866	94,785	94,701	94,670	87,005	86,931	86,911	86,797

Interest income increased in 2011 primarily as a result of the acquisition of Monroe Bancorp on January 1, 2011 and Integra Bank on July 29, 2011. The lower provision for loan losses in 2011 was attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased during 2011 compared to 2010 as charge-offs were substantially lower, (2) apart from those loans acquired in our two acquisitions, which are substantially accounted for at fair value, our total loans decreased $16.2 million from December 31, 2010 to December 31, 2011, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% in 2011 compared to 58% in 2010 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 21% in 2011 compared to 18% in 2010. Noninterest expense increased in 2011 primarily as a result of the acquisition of Monroe Bancorp on January 1, 2011 and Integra Bank on July 29, 2011.

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

Changes in Internal Control over Financial Reporting. The Company implemented new internal controls over purchase accounting and subsequent Day 2 accounting during the last fiscal quarter. These controls include the development of system generated reports designed to improve on-going monitoring and reconciliation of purchased credit impaired loans and an oversight committee to review and approve the assumptions utilized to develop changes in cash flow estimates.

Refer to Item 8 for “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011. The applicable information appearing in the Proxy Statement for the 2012 annual meeting is incorporated by reference.

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

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011. The applicable information appearing in our Proxy Statement for the 2012 annual meeting is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011. The applicable information appearing in the Proxy Statement for the 2012 annual meeting is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011. The applicable information appearing in the Proxy Statement for the 2012 annual meeting is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2011. The applicable information appearing in the Proxy Statement for the 2012 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2011 and 2010
Consolidated Statements of Income—Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity--Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008) and amended on March 20, 2009 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

2.2	Agreement and Plan of Merger dated as of October 5, 2010 by and among Old National Bancorp and Monroe Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.4	Agreement and Plan of Merger dated as of January 24, 2012 by and between Old National Bancorp and Indiana Community Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

4	Instruments defining rights of security holders, including indentures

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10	Material contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(j)	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(k)	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(l)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(m)	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(n)	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(o)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(p)	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(q)	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(r)

Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(s)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(t)	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(u)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(v)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(w)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(x)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(y)	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(z)	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(aa)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ab)	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ac)	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ad)	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

(ae)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(af)	Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(ag)	Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ah)	Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ai)	Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(aj)	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ak)	Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

(al)	Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

(am)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(an)	Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(ao)	Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(ap)	Form of 2010 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(aq)	Form of 2010 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(ar)	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(as)	Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

(at)	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

(au)	Form of Employment Agreement for Barbara A. Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

(av)	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(aw)	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ax)	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ay)	Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

(az)	Old National Bancorp 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

(ba)	Voting agreement by and among directors of Indiana Community Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012).*

(bb)	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight is filed herewith.*

(bc)	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates is filed herewith.*

(bd)	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates is filed herewith.*

(be)	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date:	February 27, 2012
Robert G. Jones, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2012, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Joseph D. Barnette, Jr.	By:	/s/ Robert G. Jones
	Joseph D. Barnette, Jr., Director		Robert G. Jones,
President and Chief Executive Officer
By:	/s/ Alan W. Braun		(Principal Executive Officer)
Alan W. Braun, Director
		By:	/s/ Marjorie Z. Soyugenc
By:	/s/ Larry E. Dunigan		Marjorie Z. Soyugenc, Director
Larry E. Dunigan,
	Chairman of the Board of Directors	By:	/s/ Kelly N. Stanley
Kelly N. Stanley, Director
By:	/s/ Arthur H. McElwee Jr.
	Arthur H. McElwee Jr., Director	By:	/s/ Linda E. White
Linda E. White, Director

By:	/s/ Niel C. Ellerbrook
	Niel C. Ellerbrook, Director	By:	/s/ Christopher A. Wolking
Christopher A. Wolking,
Senior Executive Vice President
By:	/s/ Andrew E. Goebel		Financial Officer (Principal Financial Officer)
Andrew E. Goebel, Director

		By:	/s/ Joan M. Kissel
By:	/s/ Phelps L. Lambert		Joan M. Kissel,
	Phelps L. Lambert, Director		Senior Vice President and Corporate Controller
(Principal Accounting Officer)

By:	/s/ James T. Morris
James T. Morris, Director