Form 10-Q
period 2012-03-31
OLD NATIONAL BANCORP /IN/
filed 2012-05-08
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 94,674,000 shares outstanding at March 31, 2012.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2012	2011	2011
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$143,584	$191,626	$127,948
Money market and other interest-earning investments	16,857	31,246	285,030

Total cash and cash equivalents	160,441	222,872	412,978
Trading securities—at fair value	2,972	2,816	3,861
Investment securities—available-for-sale, at fair value
U.S. Treasury	65,496	65,769	62,754
U.S. Government-sponsored entities and agencies	276,002	173,185	373,546
Mortgage-backed securities	1,295,776	1,268,155	1,101,875
States and political subdivisions	449,083	402,844	342,179
Other securities	165,825	161,323	170,942

Total investment securities—available-for-sale	2,252,182	2,071,276	2,051,296
Investment securities—held-to-maturity, at amortized cost (fair value $496,356, $507,699 and $599,936 respectively)	472,377	484,590	607,272
Federal Home Loan Bank stock, at cost	30,835	30,835	34,260
Residential loans held for sale, at fair value	3,883	4,528	3,144
Loans:
Commercial	1,180,535	1,216,654	1,274,312
Commercial real estate	1,026,899	1,067,370	1,218,415
Residential real estate	1,059,977	995,458	779,764
Consumer credit, net of unearned income	847,274	861,361	918,265
Covered loans, net of discount	548,552	626,360	—

Total loans	4,663,237	4,767,203	4,190,756
Allowance for loan losses	(54,726)	(57,117)	(72,749)
Allowance for loan losses—covered loans	(1,190)	(943)	—

Net loans	4,607,321	4,709,143	4,118,007

FDIC indemnification asset	136,919	147,566	—
Premises and equipment, net	73,089	71,870	66,729
Accrued interest receivable	42,281	44,801	42,311
Goodwill	253,177	253,177	236,309
Other intangible assets	31,603	33,624	34,738
Company-owned life insurance	250,164	248,693	244,543
Assets held for sale	16,816	16,861	—
Other real estate owned and repossessed personal property	6,474	7,119	14,124
Other real estate owned—covered	24,705	30,443	—
Other assets	215,819	229,469	215,738

Total assets	$8,581,058	$8,609,683	$8,085,310

Liabilities
Deposits:
Noninterest-bearing demand	$1,767,972	$1,728,546	$1,421,424
Interest-bearing:
NOW	1,558,007	1,569,084	1,448,002
Savings	1,672,196	1,570,422	1,192,046
Money market	295,347	295,847	353,950
Time	1,374,255	1,447,664	1,644,507

Total deposits	6,667,777	6,611,563	6,059,929
Short-term borrowings	352,758	424,849	374,259
Other borrowings	289,477	290,774	439,566
Accrued expenses and other liabilities	220,635	248,941	227,541

Total liabilities	7,530,647	7,576,127	7,101,295

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 94,674, 94,654 and 94,734 shares issued and outstanding, respectively	94,674	94,654	94,734
Capital surplus	833,976	834,033	831,990
Retained earnings	103,034	89,865	53,821
Accumulated other comprehensive income, net of tax	18,727	15,004	3,470

Total shareholders’ equity	1,050,411	1,033,556	984,015

Total liabilities and shareholders’ equity	$8,581,058	$8,609,683	$8,085,310

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2012	2011
Interest Income
Loans including fees:
Taxable	$62,130	$50,305
Nontaxable	2,219	2,322
Investment securities, available-for-sale:
Taxable	11,344	13,658
Nontaxable	3,580	3,521
Investment securities, held-to-maturity, taxable	4,975	6,412
Money market and other interest-earning investments	15	99

Total interest income	84,263	76,317

Interest Expense
Deposits	7,682	10,003
Short-term borrowings	127	144
Other borrowings	2,181	4,803

Total interest expense	9,990	14,950

Net interest income	74,273	61,367
Provision for loan losses	2,056	3,312

Net interest income after provision for loan losses	72,217	58,055

Noninterest Income
Wealth management fees	5,096	5,100
Service charges on deposit accounts	12,862	11,550
ATM fees	6,333	5,891
Mortgage banking revenue	559	952
Insurance premiums and commissions	9,614	10,570
Investment product fees	2,931	2,594
Company-owned life insurance	1,495	1,172
Net securities gains	619	1,499
Total other-than-temporary impairment losses	(96)	(299)
Loss recognized in other comprehensive income	—	—

Impairment losses recognized in earnings	(96)	(299)
Gain on derivatives	182	332
Gain on sale leaseback transactions	1,607	1,636
Change in FDIC indemnification asset	4,764	—
Other income	3,167	1,824

Total noninterest income	49,133	42,821

Noninterest Expense
Salaries and employee benefits	46,046	44,521
Occupancy	12,460	12,302
Equipment	2,856	2,997
Marketing	1,442	1,317
Data processing	5,469	6,065
Communication	2,824	2,334
Professional fees	2,724	2,423
Loan expense	1,608	1,087
Supplies	758	613
FDIC assessment	1,395	2,191
Other real estate owned expense	9,807	338
Amortization of intangibles	2,021	1,924
Other expense	1,877	1,813

Total noninterest expense	91,287	79,925

Income before income taxes	30,063	20,951
Income tax expense	8,340	4,518

Net income	21,723	$16,433

Net income per common share—basic	$0.23	$0.17
Net income per common share—diluted	0.23	0.17

Weighted average number of common shares outstanding-basic	94,445	94,433
Weighted average number of common shares outstanding-diluted	94,833	94,670

Dividends per common share	$0.09	$0.07

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Net income	$21,723	$16,433

Other comprehensive income

Change in securities available-for-sale:
Unrealized holding gains for the period	6,240	8,523
Reclassification adjustment for securities gains realized in income	(619)	(1,499)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	96	299
Income tax effect	(2,316)	(2,682)

Unrealized gains on available-for-sale securities	3,401	4,641
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	(230)	(493)
Income tax effect	92	197

Changes from securities held-to-maturity	(138)	(296)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(240)	(318)
Reclassification adjustment on cash flow hedges	—	72
Income tax effect	96	99

Changes from cash flow hedges	(144)	(147)
Defined benefit pension plans:
Amortization of net loss recognized in income	1,007	903
Income tax effect	(403)	(362)

Changes from defined benefit pension plans	604	541

Other comprehensive income, net of tax	3,723	4,739

Comprehensive income	$25,446	$21,172

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
(dollars and shares	Common	Capital	Retained	Comprehensive	Shareholders’
in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2010	$87,183	$748,873	$44,018	$(1,269)	$878,805
Comprehensive income
Net income	—	—	16,433	—	16,433
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	4,641	4,641
Transferred securities, net of tax	—	—	—	(296)	(296)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(147)	(147)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	541	541
Acquisition—Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends—common stock	—	—	(6,630)	—	(6,630)
Common stock issued	5	51	—	—	56
Common stock repurchased	(32)	(299)	—	—	(331)
Stock based compensation expense	—	777	—	—	777
Stock activity under incentive comp plans	3	93	—	—	96

Balance, March 31, 2011	$94,734	$831,990	$53,821	$3,470	$984,015

Balance, December 31, 2011	$94,654	$834,033	$89,865	$15,004	$1,033,556
Comprehensive income
Net income	—	—	21,723	—	21,723
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	3,401	3,401
Transferred securities, net of tax	—	—	—	(138)	(138)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(144)	(144)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	604	604
Dividends—common stock	—	—	(8,510)	—	(8,510)
Common stock issued	5	55	—	—	60
Common stock repurchased	(55)	(631)	—	—	(686)
Stock based compensation expense	—	499	—	—	499
Stock activity under incentive comp plans	70	20	(44)	—	46

Balance, March 31, 2012	$94,674	$833,976	$103,034	$18,727	$1,050,411

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$21,723	$16,433

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,295	2,555
Amortization and impairment of other intangible assets	2,021	1,924
Net premium amortization on investment securities	3,728	2,006
Accretion of FDIC indemnification asset	(4,764)	—
Stock compensation expense	499	777
Provision for loan losses	2,056	3,312
Net securities gains	(619)	(1,499)
Impairment on available-for-sale securities	96	299
Gain on sale leasebacks	(1,607)	(1,636)
Gain on derivatives	(182)	(332)
Net gains on sales of loans	(374)	(576)
Increase in cash surrender value of company owned life insurance	(1,471)	(1,145)
Residential real estate loans originated for sale	(12,003)	(21,757)
Proceeds from sale of residential real estate loans	13,022	29,336
Decrease in interest receivable	2,520	2,563
Decrease in other real estate owned	6,383	539
Decrease in other assets	5,911	2,212
Increase (decrease) in accrued expenses and other liabilities	(25,691)	21,988

Total adjustments	(8,180)	40,566

Net cash flows provided by operating activities	13,543	56,999

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks	—	83,604
Purchases of investment securities available-for-sale	(290,983)	(141,503)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	100,032	144,367
Proceeds from sales of investment securities available-for-sale	13,423	54,356
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	11,157	36,108
Proceeds from sale of loans	782	4,624
Reimbursements under FDIC loss share agreements	19,221	—
Net principal collected from (loans made to) customers	98,983	(7,780)
Proceeds from sale of premises and equipment and other assets	3	168
Purchases of premises and equipment and other assets	(3,475)	(712)

Net cash flows provided by (used in) investing activities	(50,857)	173,232

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	56,214	(57,057)
Short-term borrowings	(72,091)	13,498
Payments for maturities on other borrowings	(104)	(98)
Payments related to retirement of debt	—	(18,333)
Cash dividends paid on common stock	(8,510)	(6,630)
Common stock repurchased	(686)	(331)
Proceeds from exercise of stock options, including tax benefit	—	90
Common stock issued	60	56

Net cash flows used in financing activities	(25,117)	(68,805)

Net increase (decrease) in cash and cash equivalents	(62,431)	161,426
Cash and cash equivalents at beginning of period	222,872	251,552

Cash and cash equivalents at end of period	$160,441	$412,978

Supplemental cash flow information:
Total interest paid	$10,608	$12,724
Total taxes paid (net of refunds)	$2,600	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, acquired impaired loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2012 and 2011, and December 31, 2011, and the results of its operations for the three months ended March 31, 2012 and 2011. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2011.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2012 presentation. Such reclassifications had no effect on net income or shareholders’ equity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 820 – In May 2011, the FASB issued an update (ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs) impacting FASB ASC 820, Fair Value Measurement. The amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in shareholders’ equity and disclosures about fair value measurement, especially disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the consolidated financial statements.

FASB ASC 220 – In June 2011, the FASB issued an update (ASU No. 2011-05, Presentation of Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity will be required to present on the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. This update and ASC No. 2011-12, which defers a portion of this guidance, became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 220 – In December 2011, the FASB issued an update (ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) impacting FASB ASC 220, Comprehensive Income. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement where net income is presented and the statement where other comprehensive income is presented. An entity should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the consolidated financial statements.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 29, 2011 acquisition date. The application of the acquisition method of accounting resulted in the recognition of $16.9 million of goodwill and $4.3 million of core deposit intangible, after tax. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is influenced significantly by the FDIC-assisted transaction process. Goodwill of $29.0 million is deductible for income tax purposes.

Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements put in place, historical results for Integra are not meaningful to the Company’s results and thus no pro forma information is presented.

Under the acquisition method of accounting, the total purchase price is allocated to Integra’s net tangible and intangible assets based on their current estimated fair values on the date of acquisition. The purchase price of $170.8 million was allocated as follows:

(dollars in thousands)
Assets Acquired
Cash and cash equivalents	$314,954
Investment securities—available for sale	453,700
Federal Home Loan Bank stock, at cost	15,226
Residential loans held for sale	1,690
Loans—covered	727,330
Loans—non-covered	56,828
Premises and equipment	19,713
Other real estate owned	34,055
Accrued interest receivable	4,751
Goodwill	16,864
Other intangible assets	4,291
FDIC indemnification asset	167,949
Other assets	9,999

Assets acquired	$1,827,350

Liabilities Assumed
Deposits	$1,443,209
Short-term borrowings	7,654
Other borrowings	192,895
FDIC settlement payable	170,759
Other liabilities	12,833

Liabilities assumed	$1,827,350

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

Under the acquisition method of accounting, the total purchase price is allocated to Monroe’s net tangible and intangible assets based on their current fair values on the date of the acquisition. The purchase price for the Monroe acquisition is allocated as follows (in thousands):

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

Of the total purchase price, $11.2 million has been allocated to net tangible assets acquired and $10.5 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 20 of these consolidated financial statement footnotes.

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

Indiana Community Bancorp

On January 25, 2012, Old National announced its agreement to acquire Indiana Community Bancorp in an all stock transaction. Indiana Community Bancorp is an Indiana bank holding company with Indiana Bank and Trust Company (“IBTC”) as its wholly owned subsidiary. Headquartered in Columbus, Indiana, IBTC has 17 full-service banking centers serving the South Central Indiana area and approximately $985 million in assets. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp will receive 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, subject to certain adjustments. The transaction is valued at approximately $79.2 million and is expected to close in the third quarter of 2012 subject to approval by federal and state regulatory authorities.

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three months ended March 31:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	March 31, 2012	March 31, 2011
Basic Earnings Per Share
Net income	$21,723	$16,433
Weighted average common shares outstanding	94,445	94,433
Basic Earnings Per Share	$0.23	$0.17

Diluted Earnings Per Share
Net income	$21,723	$16,433
Weighted average common shares outstanding	94,445	94,433
Effect of dilutive securities:
Restricted stock (1)	369	208
Stock options (2)	19	29

Weighted average shares outstanding	94,833	94,670
Diluted Earnings Per Share	$0.23	$0.17

(1)	0 and 88 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at March 31, 2012 and 2011, respectively, because the effect would be antidilutive.
(2)	Options to purchase 3,106 shares and 6,246 shares outstanding at March 31, 2012 and 2011, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) net of tax for the three months ended March 31, 2012 and 2011:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	March 31,
(dollars in thousands)	2011	Income	2012
Unrealized gains on available-for-sale securities	$53,911	$3,401	$57,312
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(29,299)	—	(29,299)
Unrealized gains (losses) on held-to-maturity securities	4,745	(138)	4,607
Unrecognized gain (loss) on cash flow hedges	145	(144)	1
Defined benefit pension plans	(14,498)	604	(13,894)

Accumulated other comprehensive income (loss)	$15,004	$3,723	$18,727

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	March 31,
(dollars in thousands)	2010	Income	2011
Unrealized gains on available-for-sale securities	$31,962	$4,641	$36,603
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(28,173)	—	(28,173)
Unrealized gains (losses) on held-to-maturity securities	5,667	(296)	5,371
Unrecognized gain on cash flow hedges	846	(147)	699
Defined benefit pension plans	(11,571)	541	(11,030)

Accumulated other comprehensive income (loss)	$(1,269)	$4,739	$3,470

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2012
Available-for-sale
U.S. Treasury	$65,182	$314	$—	$65,496
U.S. Government-sponsored entities and agencies	276,642	1,269	(1,909)	276,002
Mortgage-backed securities—Agency	1,181,418	31,806	(113)	1,213,111
Mortgage-backed securities—Non-agency	84,163	617	(2,115)	82,665
States and political subdivisions	422,497	28,162	(1,576)	449,083
Pooled trust preferrred securities	25,465	—	(17,668)	7,797
Other securities	150,622	9,241	(1,835)	158,028

Total available-for-sale securities	$2,205,989	$71,409	$(25,216)	$2,252,182

Held-to-maturity
U.S. Government-sponsored entities and agencies	$176,366	$9,848	$—	$186,214
Mortgage-backed securities—Agency	76,925	3,031	—	79,956
States and political subdivisions	216,089	11,163	(63)	227,189
Other securities	2,997	—	—	2,997

Total held-to-maturity securities	$472,377	$24,042	$(63)	$496,356

December 31, 2011
Available-for-sale
U.S. Treasury	$65,221	$548	$—	$65,769
U.S. Government-sponsored entities and agencies	171,629	1,621	(65)	173,185
Mortgage-backed securities—Agency	1,153,629	28,687	(61)	1,182,255
Mortgage-backed securities—Non-agency	90,355	418	(4,873)	85,900
States and political subdivisions	376,609	26,428	(193)	402,844
Pooled trust preferrred securities	25,461	—	(18,134)	7,327
Other securities	147,897	8,365	(2,266)	153,996

Total available-for-sale securities	$2,030,801	$66,067	$(25,592)	$2,071,276

Held-to-maturity
U.S. Government-sponsored entities and agencies	$177,159	$11,434	$—	$188,593
Mortgage-backed securities—Agency	84,075	3,305	—	87,380
States and political subdivisions	216,345	8,548	(176)	224,717
Other securities	7,011	—	(2)	7,009

Total held-to-maturity securities	$484,590	$23,287	$(178)	$507,699

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

	March 31, 2012		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$83,163	$83,581	1.82%
One to five years	114,548	119,593	3.35
Five to ten years	348,768	360,675	3.34
Beyond ten years	1,659,510	1,688,333	3.36

Total	$2,205,989	$2,252,182	3.30%

Held-to-maturity
Within one year	$3,049	$3,049	2.27%
One to five years	2,350	2,410	3.29
Five to ten years	148,411	154,819	2.95
Beyond ten years	318,567	336,078	4.48

Total	$472,377	$496,356	3.98%

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$155,753	$(1,909)	$—	$0	$155,753	$(1,909)
Mortgage-backed securities—Agency	63,492	(113)	—	—	63,492	(113)
Mortgage-backed securities—Non-agency	26,983	(1,714)	23,867	(401)	50,850	(2,115)
States and political subdivisions	41,115	(1,541)	1,349	(35)	42,464	(1,576)
Pooled trust preferrred securities	—	—	7,797	(17,668)	7,797	(17,668)
Other securities	4,082	(32)	6,273	(1,803)	10,355	(1,835)

Total available-for-sale	$291,425	$(5,309)	$39,286	$(19,907)	$330,711	$(25,216)

Held-to-Maturity
States and political subdivisions	$3,618	$(63)	$52	$—	$3,670	$(63)

Total held-to-maturity	$3,618	$(63)	$52	$—	$3,670	$(63)

December 31, 2011
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,935	$(65)	$—	$—	$24,935	$(65)
Mortgage-backed securities—Agency	49,016	(61)	3	—	49,019	(61)
Mortgage-backed securities—Non-agency	10,053	(353)	59,203	(4,520)	69,256	(4,873)
States and political subdivisions	9,281	(114)	1,345	(79)	10,626	(193)
Pooled trust preferrred securities	—	—	7,327	(18,134)	7,327	(18,134)
Other securities	4,516	(141)	6,218	(2,125)	10,734	(2,266)

Total available-for-sale	$97,801	$(734)	$74,096	$(24,858)	$171,897	$(25,592)

Held-to-Maturity
States and political subdivisions	$1,613	$(1)	$13,180	$(175)	$14,793	$(176)
Other securities	22	(2)	—	—	22	(2)

Total held-to-maturity	$1,635	$(3)	$13,180	$(175)	$14,815	$(178)

Proceeds from sales and calls of securities available for sale were $33.0 million and $149.2 million for the three months ended March 31, 2012 and 2011, respectively. Gains of $0.5 million and $2.4 million were realized on these sales during 2012 and 2011, respectively, and offsetting losses of $1.0 million were realized on these sales during 2011. Also included in net securities gains for the first quarter of 2012 is $101 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on three non-agency mortgage-backed securities in the amount of $96 thousand, described below. Impacting earnings in the first quarter of 2011 was $49 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on two non-agency mortgage-backed securities in the amount of $0.3 million.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.0 million at March 31, 2012 and $2.8 million at December 31, 2011.

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

As of March 31, 2012, Old National’s security portfolio consisted of 1,067 securities, 69 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:

Non-agency Mortgage-backed Securities

At March 31, 2012, the Company’s securities portfolio contained 11 non-agency collateralized mortgage obligations with a fair value of $82.7 million which had net unrealized losses of approximately $1.5 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of March 31, 2012, nine of these securities were rated below investment grade with grades ranging from B to D. One of the nine securities is rated B and has a fair value of $15.6 million, two of the securities are rated CCC with a fair value of $23.9 million, four of the securities are rated CC with a fair value of $11.5 million, one of the securities is rated C with a fair value of $17.3 million and one of the securities is rated D with a fair value of $3.5 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $96 thousand of credit losses on three of these securities for the three months ended March 31, 2012. The fair value of these below investment grade non-agency mortgage-backed securities remaining at March 31, 2012 was $71.8 million.

Based on an analysis of the underlying collateral, Old National recorded $0.3 million of credit losses on two non-agency mortgage-backed securities for the three months ended March 31, 2011. The fair value of these non-agency mortgage-backed securities was $61.2 million at March 31, 2011.

Pooled Trust Preferred Securities

At March 31, 2012, the Company’s securities portfolio contained eight pooled trust preferred securities with a fair value of $7.8 million and unrealized losses of $17.7 million. Six of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $4.4 million with unrealized losses of $6.8 million at March 31, 2012. These securities were rated A2 and A3 at inception, but at March 31, 2012, four securities were rated C and two securities D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2012, our model indicated no other-than-temporary-impairment losses on these securities.

Two of our pooled trust preferred securities with a fair value of $3.4 million and unrealized losses of $10.9 million at March 31, 2012 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the three months ended March 31, 2011, the seven securities subject to FASB ASC 325-10 accounted for $8.1 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment on these securities.

Two of our pooled trust preferred securities with a fair value of $4.2 million and unrealized losses of $10.0 million at March 31, 2011 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

Trust preferred securities								Actual	Expected	Excess
March 31, 2012								Deferrals and	Defaults as	Subordination
(Dollars in Thousands)							# of Issuers	Defaults as a	a % of	as a %
		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2012	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$87	$35	$(52)	$—	15/36	41.7%	23.7%	0.0%
MM Community Funding IX	B-2	D	2,067	906	(1,161)	—	16/31	41.1%	8.4%	0.0%
Reg Div Funding 2004	B-2	D	4,177	781	(3,396)	—	25/45	44.9%	6.5%	0.0%
Pretsl XII	B-1	C	2,871	1,586	(1,285)	—	50/76	28.3%	6.8%	0.0%
Pretsl XV	B-1	C	1,695	1,094	(601)	—	49/72	36.0%	6.4%	0.0%
Reg Div Funding 2005	B-1	C	311	22	(289)	—	18/48	55.9%	31.6%	0.0%
Pretsl XXVII LTD	B	CC	4,863	1,229	(3,634)	—	33/49	28.1%	1.3%	35.8%
Trapeza Ser 13A	A2A	CCC-	9,394	2,144	(7,250)	—	44/54	28.4%	4.4%	40.7%

			25,465	7,797	(17,668)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	956	991	35	—
First Empire Cap (M&T)		BB+	2,906	2,974	68	—
Fleet Cap Tr V (BOA)		BB	3,360	2,486	(874)	—
JP Morgan Chase Cap XIII		BBB	4,716	3,787	(929)	—

			11,938	10,238	(1,700)	—

Total			$37,403	$18,035	$(19,368)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2012 and the related credit losses recognized in earnings:

	Vintage	Lowest Credit Rating (1)	Amortized Cost	Amount of other-than- temporary-impairment recognized in earnings for the three months ended March 31, 2012
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$13,754	$76
HALO Ser 1R	2006	B	15,636	4
RFMSI Ser S10	2006	D	3,762	16

			$33,152	96
Total other-than-temporary-impairment recognized in earnings				$96

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

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

The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2012, and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest Credit Rating (1)		Three Months
			Amortized Cost	March 31,	Year ended December 31,			Life-to date
	Vintage			2012	2011	2010	2009
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$13,754	$76	$—	$79	$63	$218
CWALT Ser 73CB	2005	CC	2,963	—	—	207	83	290
CWALT Ser 73CB	2005	CC	4,087	—	—	427	182	609
CWHL 2006-10 (3)	2006	—	—	—	—	309	762	1,071
CWHL 2005-20	2005	CC	3,168	—	—	39	72	111
FHASI Ser 4	2007	C	17,885	—	340	629	223	1,192
HALO Ser 1R	2006	B	15,636	4	16	—	—	20
RFMSI Ser S9 (2)	2006	—	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	3,762	16	165	76	249	506
RALI QS2 (2)	2006	—	—	—	—	278	739	1,017
RFMSI S1	2006	CC	1,896	—	—	30	176	206

			63,151	96	521	2,997	4,429	8,043
Pooled trust preferred securities:
TROPC	2003	C	87	—	888	444	3,517	4,849
MM Community Funding IX	2003	D	2,067	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,177	—	—	321	5,199	5,520
Pretsl XII	2003	C	2,871	—	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	—	3,767	3,767

			11,208	—	888	930	20,366	22,184
Total other-than-temporary-impairment recognized in earnings				$96	$1,409	$3,927	$24,795	$30,227

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Sold during fourth quarter 2010.
(3)	Sold during first quarter 2011.

NOTE 7 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At March 31, 2012 and December 31, 2011, Old National had residential loans held for sale of $3.9 million and $4.5 million, respectively.

During the first three months of 2012, commercial and commercial real estate loans held for investment of $0.6 million, including $0.5 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $0.8 million, resulting in a charge-off of $0.1 million and a recovery of $0.3 million. At March 31, 2012, there were no loans held for sale under this arrangement.

During the first three months of 2011, commercial and commercial real estate loans held for investment of $4.6 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $4.6 million, resulting in no charge-off on the loans transferred. At March 31, 2011, there were no loans held for sale under this arrangement.

NOTE 8 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

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

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Commercial (1)	$1,180,535	$1,216,654
Commercial real estate:
Construction	48,321	46,141
Other	978,578	1,021,229
Residential real estate	1,059,977	995,458
Consumer credit:
Heloc	224,625	235,603
Auto	493,087	483,575
Other	129,562	142,183
Covered loans	548,552	626,360

Total loans	4,663,237	4,767,203
Allowance for loan losses	(54,726)	(57,117)
Allowance for loan losses—covered loans	(1,190)	(943)

Net loans	$4,607,321	$4,709,143

(1)	Includes direct finance leases of $73.5 million at March 31, 2012 and $79.6 million at December 31, 2011.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012

Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(1,268)	(3,375)	(2,425)	(560)	—	(7,628)
Recoveries	1,444	568	1,337	79	—	3,428
Provision	(2,046)	3,632	(220)	690	—	2,056

Ending balance	$18,094	$27,818	$5,646	$4,358	—	$55,916

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(1,331)	(707)	(3,388)	(848)	—	(6,274)
Recoveries	833	668	1,858	43	—	3,402
Provision	1,484	(65)	668	1,225	—	3,312

Ending balance	$27,190	$32,550	$10,280	$2,729	—	$72,749

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2012 and December 31, 2011 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,726	$5,447	$9	$5	—	$12,187

Ending balance: collectively evaluated for impairment	$10,881	$19,661	$5,488	$4,201	—	$40,231

Ending balance: loans acquired with deteriorated credit quality	$132	$2,024	—	$152	—	$2,308

Ending balance: covered loans acquired with deteriorated credit quality	$355	$686	$149	—	—	$1,190

Total allowance for credit losses	$18,094	$27,818	$5,646	$4,358	—	$55,916

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,034	$45,392	—	—	—	$74,426

Ending balance: collectively evaluated for impairment	$1,150,459	$960,380	$923,531	$983,720	—	$4,018,090

Ending balance: loans acquired with deteriorated credit quality	$1,042	$21,127	—	—	—	$22,169

Ending balance: covered loans acquired with deteriorated credit quality	$95,591	$290,102	$43,301	$119,558	—	$548,552

Total loans and leases outstanding	$1,276,126	$1,317,001	$966,832	$1,103,278	—	$4,663,237

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$7,015	$4,177	—	—	—	$11,192

Ending balance: collectively evaluated for impairment	$12,816	$21,397	$6,335	$2,752	—	$43,300

Ending balance: loans acquired with deteriorated credit quality	$128	$1,288	$445	$764	—	$2,625

Ending balance: covered loans acquired with deteriorated credit quality	$5	$131	$174	$633	—	$943

Total allowance for credit losses	$19,964	$26,993	$6,954	$4,149	—	$58,060

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$31,838	$43,225	—	—	—	$75,063

Ending balance: collectively evaluated for impairment	$1,183,675	$1,002,105	$861,361	$995,458	—	$4,042,599

Ending balance: loans acquired with deteriorated credit quality	$1,141	$22,040	—	—	—	$23,181

Ending balance: covered loans acquired with deteriorated credit quality	$124,755	$325,934	$128,700	$46,971	—	$626,360

Total loans and leases outstanding	$1,341,409	$1,393,304	$990,061	$1,042,429	—	$4,767,203

Credit Quality

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

Classified – Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of March 31, 2012 and December 31, 2011, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Assigned Grade	2012	2011	2012	2011	2012	2011
Grade:
Pass	$1,079,763	$1,103,556	$18,270	$16,841	$863,151	$895,543
Criticized	33,501	36,212	13,701	13,605	29,879	30,331
Classified—substandard	34,642	41,695	11,482	10,147	22,906	34,478
Classified—doubtful	32,629	35,191	4,868	5,548	62,642	60,877

Total	$1,180,535	$1,216,654	$48,321	$46,141	$978,578	$1,021,229

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2012 and December 31, 2011, excluding covered loans:

March 31, 2012	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$223,661	$491,426	$128,092	$1,050,144
Nonperforming	964	1,661	1,470	9,833

	$224,625	$493,087	$129,562	$1,059,977

December 31, 2011	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$234,334	$481,632	$140,605	$985,211
Nonperforming	1,269	1,943	1,578	10,247

	$235,603	$483,575	$142,183	$995,458

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the three months ended March 31, 2012 and 2011, the average balance of impaired loans was $89.2 million and $64.5 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of March 31, 2012 and December 31, 2011. Of the loans purchased during 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $0.7 million migrated to classified-doubtful during the first quarter of 2012. Purchased loans of $24.0 million migrated to classified-doubtful during the year ended December 31, 2011.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2012
With no related allowance recorded:
Commercial	$8,358	$11,195	$—
Commercial Real Estate—Construction	311	610	—
Commercial Real Estate—Other	15,157	23,639	—
With an allowance recorded:
Commercial	20,676	23,810	6,738
Commercial Real Estate—Construction	2,378	3,449	222
Commercial Real Estate—Other	27,546	30,847	6,933

Total Commercial	$74,426	$93,550	$13,893

December 31, 2011
With no related allowance recorded:
Commercial	$10,094	$13,047	$—
Commercial Real Estate—Construction	610	610	—
Commercial Real Estate—Other	18,136	27,372	—
With an allowance recorded:
Commercial	21,744	24,928	7,143
Commercial Real Estate—Construction	2,256	3,327	12
Commercial Real Estate—Other	22,223	24,792	5,453

Total Commercial	$75,063	$94,076	$12,608

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended March 31, 2012 and 2011 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
March 31, 2012
With no related allowance recorded:
Commercial	$8,696	$114
Commercial Real Estate—Construction	1,551	2
Commercial Real Estate—Other	28,130	186
With an allowance recorded:
Commercial	22,502	274
Commercial Real Estate—Construction	1,190	22
Commercial Real Estate—Other	27,160	283

Total Commercial	$89,229	$881

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
March 31, 2011
With no related allowance recorded:
Commercial	$6,035	$—
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	14,583	—
With an allowance recorded:
Commercial	21,078	89
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	22,798	187

Total Commercial	$64,494	$276

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of March 31, 2012 and December 31, 2011 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
March 31, 2012
Commercial	$1,791	$84	$40	$31,717	$33,632	$1,146,903
Commercial Real Estate:
Construction	—	—	—	4,745	4,745	43,576
Other	1,838	404	312	62,622	65,176	913,402
Consumer:
Heloc	338	140	—	964	1,442	223,183
Auto	3,957	398	40	1,661	6,056	487,031
Other	1,404	355	44	1,470	3,273	126,289
Residential	7,308	248	—	9,833	17,389	1,042,588
Covered loans	2,915	443	820	158,523	162,701	385,851

Total loans	$19,551	$2,072	$1,256	$271,535	$294,414	$4,368,823

December 31, 2011
Commercial	$2,755	$357	$358	$34,104	$37,574	$1,179,080
Commercial Real Estate:
Construction	—	164	—	5,425	5,589	40,552
Other	7,466	413	279	60,762	68,920	952,309
Consumer:
Heloc	706	186	151	1,269	2,312	233,291
Auto	5,745	1,276	246	1,943	9,210	474,365
Other	2,002	463	76	1,578	4,119	138,064
Residential	7,950	1,839	—	10,247	20,036	975,422
Covered loans	5,446	2,033	2,338	182,880	192,697	433,663

Total loans	$32,070	$6,731	$3,448	$298,208	$340,457	$4,426,746

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2012, these loans totaled $183.9 million, of which $100.4 million had been sold to other financial institutions and $83.5 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At March 31, 2012, our troubled debt restructurings consisted of $7.7 million of commercial loans, $7.6 million of commercial real estate loans, $0.1 million of consumer loans and $0.1 million of residential loans. Approximately $14.3 million of the troubled debt restructuring at March 31, 2012 were included with nonaccrual loans. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans.

As of March 31, 2012 and December 31, 2011, Old National has allocated $4.5 million and $1.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of March 31, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	6	$1,862	$1,862
Commercial Real Estate—construction	—	—	—
Commercial Real Estate—other	9	3,298	3,298
Consumer—other	4	180	180

Total	19	$5,340	$5,340

The troubled debt restructurings described above increased the allowance for loan losses by $0.4 million and resulted in charge-offs of $0.3 million during the three months ended March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2011:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	25	$7,086	$7,086
Commercial Real Estate—construction	1	1,422	1,422
Commercial Real Estate—other	46	5,956	4,429
Consumer—other	1	53	53

Total	73	$14,517	$12,990

The troubled debt restructurings described above increased the allowance for loan losses by $1.4 million and resulted in charge-offs of $5.6 million during the twelve months ended December 31, 2011.

For loans that were modified during the last twelve months, there were no defaults during the three months ended March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2011:

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$1,647
Commercial Real Estate	6	1,587

Total	9	$3,234

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $0.6 million and resulted in charge-offs of $3.0 million during the twelve months ended December 31, 2011.

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

Purchased Impaired Loans (non-covered loans)

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Of these acquired credit impaired loans, $4.0 million in carrying balances did not meet the criteria to be accounted for under the guidance of ASC 310-30 as they were revolving lines of credit, thus these lines have not been included in the following table. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Commercial	$1,115	$1,143
Commercial real estate	22,290	23,059
Consumer	34,779	41,064
Residential	366	418

Carrying amount	$58,550	$65,684

Carrying amount, net of allowance	$56,162	$63,982

Allowance for loan losses	$2,388	$1,702

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $104.5 million and $111.4 million as of March 31, 2012 and December 31, 2011, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $13.4 million at the date of acquisition. Accretion of $2.2 million has been recorded as loan interest income through the three months ended March 31, 2012. Accretion of $15.3 million has been recorded as loan interest income in 2011.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	Total
Balance at January 1, 2012	$15,508	$5,871	$21,379
New loans purchased	—	—	—
Accretion of income	(1,574)	(630)	(2,204)
Reclassifications from (to) nonaccretable difference	1,772	(1,395)	377
Disposals/other adjustments	447	1,389	1,836

Balance at March 31, 2012	$16,153	$5,235	$21,388

Included in Old National’s allowance for loan losses is $2.4 million related to the purchased loans disclosed above for the first three months of 2012. Included in Old National’s allowance for loan losses was $1.7 million related to the purchased loans in 2011. An immaterial amount of allowances for loan losses were reversed during 2012 and 2011 related to these loans.

Purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Monroe	Integra
(dollars in thousands)	Bancorp	Bank
Contractually required payments	$94,714	$921,856
Nonaccretable difference	(45,157)	(226,426)

Cash flows expected to be collected at acquisition	49,557	695,430
Accretable yield	(6,971)	(98,487)

Fair value of acquired loans at acquisition	$42,586	$596,943

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $548.6 million at March 31, 2012. The composition of covered loans by lending classification was as follows:

	At March 31, 2012
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$55,392	$40,199	$95,591
Commercial real estate	268,445	21,657	290,102
Residential	42,702	599	43,301
Consumer	36,315	83,243	119,558

Covered loans	402,854	145,698	548,552
Allowance for loan losses	(1,190)	—	(1,190)

Covered loans, net	$401,664	$145,698	$547,362

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $688.9 million and $726.8 million as of March 31, 2012 and December 31, 2011, respectively.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. These prospective yield adjustments are partially offset as Old National will recognize a corresponding decrease in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)
Balance at January 1, 2012	$92,053
New loans purchased	—
Accretion of income	(12,704)
Reclassifications from (to) nonaccretable difference	13,024
Disposals/other adjustments	13,078

Balance at March 31, 2012	$105,451

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)
Indemnification Asset
Balance at January 1, 2012	$147,566
Adjustments not reflected in income:
Established through acquisitions	—
Reclass to loss claims receivable	(15,410)
Other	—
Adjustments reflected in income:
(Amortization) accretion	(2,938)
Other adjustments in loss expectations	7,701

Balance at March 31, 2012	$136,919

(dollars in thousands)
Loss Share Receivable
Balance at January 1, 2012	$20,148
Established through acquisitions	—
Reclass from indemnification asset	15,410
Cash received from FDIC	(19,221)

Balance at March 31, 2012	$16,337

NOTE 10 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at March 31, 2012 and December 31, 2011:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, December 31, 2011	$7,119	$30,443
Additions	746	6,682
Sales	(799)	(2,817)
Gains (losses)/Write-downs	(592)	(9,603)

Balance, March 31, 2012	$6,474	$24,705

(1)	Includes $0.4 million of repossessed personal property.

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

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2012 and 2011:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	—	—	—

Balance, March 31, 2012	$212,412	$40,765	$253,177

Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	67,532	893	68,425

Balance, March 31, 2011	$195,543	$40,766	$236,309

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

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2012 and December 31, 2011 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2012
Amortized intangible assets:
Core deposit	$39,265	$(22,161)	$17,104
Customer business relationships	25,897	(16,754)	9,143
Customer trust relationships	3,622	(606)	3,016
Customer loan relationships	4,413	(2,073)	2,340

Total intangible assets	$73,197	$(41,594)	$31,603

December 31, 2011
Amortized intangible assets:
Core deposit	$39,265	$(20,815)	$18,450
Customer business relationships	25,897	(16,312)	9,585
Customer trust relationships	3,622	(474)	3,148
Customer loan relationships	4,413	(1,972)	2,441

Total intangible assets	$73,197	$(39,573)	$33,624

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 25 years. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the second quarter of 2011, Old National reduced customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Community Banking” segment. During the third quarter of 2011, Old National recorded $4.3 million of core deposit intangibles associated with the acquisition of Integra Bank, which is included in the “Community Banking” segment. During the fourth quarter of 2011, Old National recorded $0.3 million of customer business relationships associated with the purchase of an insurance book of business and took accelerated amortization of $0.7 million on its core deposit intangible related to the sale of the former Chicago-area Integra branches. Total amortization expense associated with other intangible assets for the three months ended March 31 was $2.0 million in 2012 and $1.9 million in 2011.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2012 remaining	$6,265
2013	6,450
2014	5,225
2015	4,190
2016	3,347
Thereafter	6,126

Total	$31,603

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2012:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2012
Outstanding at March 31, 2012	$50,327	$302,431	$—	$352,758
Average amount outstanding	52,868	313,222	37	366,127
Maximum amount outstanding at any month-end	107,011	314,383	—
Weighted average interest rate:
During three months ended March 31, 2012	0.12%	0.14%	7.55%	0.14%
At March 31, 2012	0.11	0.25	—	0.23

Other Short-term Borrowings

At December 31, 2011, Old National had a $114 thousand note payable to a life insurance company which was assumed as part of the Integra Bank acquisition and matured in January 2012. This note payable carried an effective interest rate of 7.26%.

NOTE 13 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Old National Bancorp:
Junior subordinated debenture (variable rates of 2.07% to 3.52% and fixed rates of 6.52%) maturing July 2033 to June 2037	$16,000	$16,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	13,000	13,000
ASC 815 fair value hedge and other basis adjustments	(3,164)	(3,003)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.85%) maturing June 2012 to January 2023	208,268	208,360
Capital lease obligation	4,249	4,261
ASC 815 fair value hedge and other basis adjustments	1,124	2,156

Total other borrowings	$289,477	$290,774

Contractual maturities of other borrowings at March 31, 2012, were as follows:

(dollars in thousands)
Due in 2012	$676
Due in 2013	75,650
Due in 2014	92,528
Due in 2015	16,763
Due in 2016	17,430
Thereafter	88,470
SFAS 133 fair value hedge and other basis adjustments	(2,040)

Total	$289,477

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 3.32% and 3.30% at March 31, 2012, and December 31, 2011, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 153% of outstanding debt.

SUBORDINATED NOTES

In 2011, Old National acquired Monroe Bancorp. Included in the acquisition was $13 million of 10% subordinated notes. As shown in the table above, these subordinated notes mature June 2019. Old National may redeem the notes, in whole or in part, beginning June 30, 2012. According to capital guidelines, the portion of limited-life capital instruments that is includible in Tier 2 capital is limited within five years or less until maturity. As of March 31, 2012, $13 million of the subordinated notes qualified as Tier 2 Capital for regulatory purposes. Subject to regulatory approval, Old National has the intention of redeeming these securities later this year.

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

At March 31, 2012, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2012 remaining	$292
2013	390
2014	410
2015	410
2016	410
Thereafter	10,084

Total minimum lease payments	11,996
Less amounts representing interest	7,747

Present value of net minimum lease payments	$4,249

NOTE 14 – EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $199 thousand to the Retirement Plan in 2012.

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

Old National contributed $75 thousand to cover benefit payments from the Restoration Plan during the first three months of 2012. Old National expects to contribute an additional $90 thousand to cover benefit payments from the Restoration Plan during the remainder of 2012.

The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Interest cost	$493	$525
Expected return on plan assets	(586)	(676)
Recognized actuarial loss	1,006	689
Settlement	—	213

Net periodic benefit cost	$913	$751

NOTE 15 – STOCK-BASED COMPENSATION

At March 31, 2012, Old National had 3.9 million shares remaining available for issuance under the Company’s 2008 Incentive Compensation Plan and the 1999 Equity Incentive Plan. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock.

Stock Options

The Company did not grant any stock options during the first three months of 2012. Old National recorded $6 thousand of stock based compensation expense, net of tax, during the first three months of 2012 as compared to $23 thousand for the first three months of 2011.

In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

Restricted Stock Awards

The Company granted 53 thousand time-based restricted stock awards to certain key officers during the first quarter of 2012, with shares vesting in either eighteen or thirty-six month periods. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2012, unrecognized compensation expense was estimated to be $1.7 million for unvested restricted share awards.

Old National had income of $48 thousand, net of tax benefit, during the first three months of 2012, compared to expense of $0.2 million during the first three months of 2011 related to the vesting of restricted share awards. Included in the first three months of 2012 is the reversal of $0.4 million of expense associated with certain performance-based restricted stock grants.

Restricted Stock Units

The Company granted 215 thousand shares of performance based restricted stock units to certain key officers during the first quarter of 2012, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.

Old National recorded $0.3 million of stock based compensation expense, net of tax, during the first three months of 2012. Old National recorded $0.2 million of stock based compensation expense, net of tax, during the first three months of 2011. Included in the first three months of 2012 is the reversal of $20 thousand of expense associated with certain performance-based restricted stock grants. Included in the first three months of 2011 is the reversal of $13 thousand of expense associated with certain performance-based restricted stock grants.

NOTE 16 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Provision at statutory rate of 35%	$10,522	$7,333
Tax-exempt income	(2,510)	(2,390)
State income taxes	894	394
Interim period effective rate adjustment	17	(796)
Other, net	(583)	(23)

Income tax expense	$8,340	$4,518

Effective tax rate	27.7%	21.6%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2012 and 2011 based on the current estimate of the effective annual rate.

For the three months ended March 31, 2012, the effective tax rate was higher than the three months ended March 31, 2011. The higher tax rate in the first three months of 2012 is the result of an increase in pre-tax book income while tax-exempt income remained relatively stable.

No valuation allowance was recorded at March 31, 2012 and 2011 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2012	2011
Balance at January 1	$4,145	$4,553
Additions (reductions) based on tax positions related to the current year	—	2

Balance at March 31	$4,145	$4,555

Approximately $0.35 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $92.5 million and $192.5 million at March 31, 2012 and December 31, 2011, respectively. The March 31, 2012 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. The December 31, 2011 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2012, the notional amount of the interest rate lock commitments and forward commitments were $11.7 million and $12.7 million, respectively. At December 31, 2011, the notional amount of the interest rate lock commitments and forward commitments were $8.7 million and $10.2 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $440.2 million and $440.2 million, respectively, at March 31, 2012. Included in the notional amounts at March 31, 2012 is $60.8 million of customer derivative instruments assumed in the Integra acquisition. At December 31, 2011, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $448.5 million and $448.5 million, respectively. Included in the notional amounts as December 31, 2011 is $66.7 million of customer derivative instruments assumed in the Integra acquisition. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2012		December 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,184	Other assets	$7,444

Total derivatives designated as hedging instruments		$6,184		$7,444

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$33,055	Other assets	$36,755
Mortgage contracts	Other assets	363	Other assets	216

Total derivatives not designated as hedging instruments		$33,418		$36,971

Total derivative assets		$39,602		$44,415

	Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$33,622	Other liabilities	$37,332

Total derivatives not designated as hedging instruments		$33,622		$37,332

Total derivative liabilities		$33,622		$37,332

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		March 31, 2012	March 31, 2011
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$621	$752
Interest rate contracts (2)	Other income / (expense)	171	147

Total		$792	$899

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$241	$386

Total		$241	$386

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$10	$185
Mortgage contracts	Mortgage banking revenue	147	56

Total		$157	$241

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

Old National contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, Old National cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, Old National believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of Old National, although the outcome of such matters could be material to Old National’s operating results and cash flows for a particular future period, depending on, among other things, the level of Old National’s revenues or income for such period. Old National will accrue for a loss contingency if (1) it is probable that a future event will occur and confirm the loss and (2) the amount of the loss can be reasonably estimated.

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. This litigation was fully and finally settled in the first quarter of 2012. The Company had previously accrued $2 million in the third quarter of 2011 in anticipation of negotiating the final settlement and resolution of the matter. The matter was fully settled for the amount of the accrual. However, a portion of the settlement funds were put temporarily in escrow to account for uncertain contingencies. These funds, less contingencies (if any), will be released to the beneficiaries in December 2012 pursuant to the terms of the settlement agreement.

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

In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of March 31, 2012, $30.5 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.2 million per year.

In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of March 31, 2012, Old National had closed 24 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.

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

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.206 billion and standby letters of credit of $65.3 million at March 31, 2012. At March 31, 2012, approximately $1.166 billion of the loan commitments had fixed rates and $40 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2012 and December 31, 2011, the balance of the allowance for unfunded loan commitments was $4.3 million and $4.8 million, respectively.

At March 31, 2012 and December 31, 2011, Old National had credit extensions of $21.4 million and $24.2 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2012 and December 31, 2011, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $14.6 million and $17.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2012, the notional amount of standby letters of credit was $65.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2011, the notional amount of standby letters of credit was $73.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at March 31, 2012.

NOTE 20 – SEGMENT INFORMATION

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

Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended March 31, 2012
Net interest income	$69,432	$(6,390)	$11,231	$74,273
Provision for loan losses	(254)	—	2,310	2,056
Noninterest income	26,736	2,456	19,941	49,133
Noninterest expense	61,819	2,112	27,356	91,287
Income (loss) before income taxes	34,603	(6,046)	1,506	30,063
Total assets	4,504,681	3,537,169	539,208	8,581,058

Three months ended March 31, 2011
Net interest income	$69,089	$(7,171)	$(551)	$61,367
Provision for loan losses	3,312	—	—	3,312
Noninterest income	22,016	2,427	18,378	42,821
Noninterest expense	62,177	1,414	16,334	79,925
Income (loss) before income taxes	25,616	(6,158)	1,493	20,951
Total assets	4,483,814	3,500,133	101,363	8,085,310

Included in net interest income for the three months ended March 31, 2012 in the Community Banking segment is approximately $16.3 million associated with the acquisition of Integra Bank. Noninterest expense for the three months ended March 31, 2012 includes $12.8 million of costs associated with the addition of Integra Bank. Included in income before income taxes for the three months ended March 31, 2012 is $10.7 million associated with the addition of Integra Bank.

NOTE 21 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$2,972	$2,972	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,496	65,496	—	—
U.S. Government-sponsored entities and agencies	276,002	—	276,002	—
Mortgage-backed securities—Agency	1,213,111	—	1,213,111	—
Mortgage-backed securities—Non-agency	82,665	—	82,665	—
States and political subdivisions	449,083	—	448,095	988
Pooled trust preferred securities	7,797	—	—	7,797
Other securities	158,028	—	158,028	—
Residential loans held for sale	3,883	—	3,883	—
Derivative assets	39,602	—	39,602	—
Financial Liabilities
Derivative liabilities	33,622	—	33,622	—

		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$2,816	$2,816	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,769	65,769	—	—
U.S. Government-sponsored entities and agencies	173,185	—	173,185	—
Mortgage-backed securities—Agency	1,182,255	—	1,182,255	—
Mortgage-backed securities—Non-agency	85,900	—	85,900	—
States and political subdivisions	402,844	—	401,538	1,306
Pooled trust preferred securities	7,327	—	—	7,327
Other securities	153,996	—	153,996	—
Residential loans held for sale	4,528	—	4,528	—
Derivative assets	44,415	—	44,415	—
Financial Liabilities
Derivative liabilities	37,332	—	37,332	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2012	$7,327	$1,306
Accretion/(amortization) of discount or premium	4	2
Payments received	(15)	—
Matured securities	—	(320)
Increase/(decrease) in fair value of securities	481	—

Ending balance, March 31, 2012	$7,797	$988

Included in the income statement are $6 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

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

Included in the income statement is $18 thousand of expense included in interest income from the amortization of premiums on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	March 31, 2012	Techniques	Input	Average)
Pooled trust preferred securities	7,797	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% -32% (8%)
			Expected asset recoveries (c)	3% -21% (14%)
State and political subdivision securities	988	Discounted cash flow	No unobservable inputs Illiquid local municipality issuance Old National owns 100% Carried at par	NA

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Seven of the nine pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$21,500	—	—	$21,500
Commercial real estate loans	21,418	—	—	21,418
Foreclosed Assets
Commercial real estate	28,587			28,587
Residential	2,158	—	—	2,158
Repossessed personal property	434	—	—	434

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $55.2 million, with a valuation allowance of $12.3 million at March 31, 2012. Old National recorded $2.7 million of provision expense associated with these loans for the three months ended March 31, 2012.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $31.2 million, which is made up of the outstanding balance of $47.9 million net of a valuation allowance of $16.7 million at March 31, 2012. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 10% to 30% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were write-downs of other real estate owned of $10.2 million in the first quarter of 2012.

		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$23,150	—	—	$23,150
Commercial real estate loans	14,894	—	—	14,894

As of December 31, 2011, impaired commercial and commercial real estate loans had a principal amount of $49.4 million, with a valuation allowance of $11.3 million. Old National recorded $7.5 million of provision expense associated with these loans in 2011.

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $31 thousand and $49 thousand of interest income for residential loans held for sale for the three months ended March 31, 2012 and 2011, respectively.

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

As of March 31 2012, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$3,883	$53	$3,830

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2012:

Changes in Fair Value for the Three Months ended March 31, 2012, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(46)	$—	$—	$(46)

As of March 31, 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at March 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$160,441	$160,441	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	176,366	—	186,214	—
Mortgage-backed securities—Agency	76,925	—	79,956	—
State and political subdivisions	216,089	—	227,189	—
Other securities	2,997	—	2,997	—
Federal Home Loan Bank stock	30,835	—	30,835	—
Loans, net (including covered loans):
Commercial	1,258,032	—	—	1,297,946
Commercial real estate	1,289,183	—	—	1,337,632
Residential real estate	1,097,632	—	—	1,225,931
Consumer credit	962,474	—	—	1,015,695
FDIC indemnification asset	136,919	—	—	113,215
Accrued interest receivable	42,281	—	42,281	—

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,767,972	$1,767,972	$—	$—
NOW, savings and money market deposits	3,525,550	3,525,550	—	—
Time deposits	1,374,255	—	1,406,169	—
Short-term borrowings:
Federal funds purchased	50,327	50,327	—	—
Repurchase agreements	302,431	—	—	302,429
Other borrowings:
Junior subordinated debenture	16,000	—	9,797	—
Subordinated notes	13,000	—	12,999	—
Repurchase agreements	50,000	—	54,292	—
Federal Home Loan Bank advances	208,268	—	—	224,061
Capital lease obligation	4,249	—	5,146	—
Accrued interest payable	4,621	—	4,621	—
Standby letters of credit	397	—	—	397

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,659

	Carrying	Fair
(dollars in thousands)	Value	Value
December 31, 2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$222,872	$222,872
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	177,159	188,593
Mortgage-backed securities—Agency	84,075	87,380
State and political subdivisions	216,345	224,717
Other securities	7,011	7,009
Federal Home Loan Bank stock	30,835	30,835
Loans, net (including covered loans):
Commercial	1,321,445	1,366,316
Commercial real estate	1,366,311	1,421,941
Residential real estate	1,038,280	1,124,222
Consumer credit	983,107	1,014,807
FDIC indemnification asset	147,566	142,078
Accrued interest receivable	44,801	44,801

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,728,546	$1,728,546
NOW, savings and money market deposits	3,435,353	3,435,353
Time deposits	1,447,664	1,481,854
Short-term borrowings:
Federal funds purchased	103,010	103,010
Repurchase agreements	321,725	321,722
Other short-term borrowings	114	114
Other borrowings:
Junior subordinated debenture	16,000	12,697
Subordinated notes	13,000	12,999
Repurchase agreements	50,000	54,484
Federal Home Loan Bank advances	208,360	225,711
Capital lease obligation	4,261	5,079
Accrued interest payable	5,239	5,239
Standby letters of credit	431	431

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,720

The following methods and assumptions were used to estimate the fair value of each type of financial instrument.

Cash, due from banks, federal funds sold and resell agreements and money market investments: For these instruments, the carrying amounts approximate fair value (Level 1).

Investment securities: Fair values for investment securities held-to-maturity are based on quoted market prices, if available. For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities (Level 2).

Federal Home Loan Bank Stock: Old National Bank is a member of the Federal Home Loan Bank system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank (Level 2).

Loans: The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities (Level 3).

Covered loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques (Level 3).

FDIC indemnification asset: The loss sharing asset was measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the Bank choose to dispose of the assets. Fair value was originally estimated using projected cash flows related to the loss sharing agreement based on the expected reimbursements for losses and the applicable loss sharing percentage and these projected cash flows are updated with the cash flow estimates on covered assets. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC (Level 3).

Accrued interest receivable and payable: The carrying amount approximates fair value (Level 2).

Deposits: The fair value of noninterest-bearing demand deposits and savings, NOW and money market deposits is the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities (Level 2).

Short-term borrowings: Federal funds purchased and other short-term borrowings generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of securities sold under agreements to repurchase is estimated by discounting future cash flows using current interest rates (Level 3).

Other borrowings: The fair value of medium-term notes, subordinated debt and senior bank notes is determined using market quotes (Level 2). The fair value of FHLB advances is determined using quoted prices for new FHLB advances with similar risk characteristics (Level 3). The fair value of other debt is determined using comparable security market prices or dealer quotes (Level 2).

Standby letters of credit: Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. The fair value for standby letters of credit was recorded in “Accrued expenses and other liabilities” on the consolidated balance sheet in accordance with FASB ASC 460-10 (FIN 45) (Level 3).

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2012 and 2011, and financial condition as of March 31, 2012, compared to March 31, 2011, and December 31, 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the first quarter of 2012, net income was $21.7 million, or $0.23 per share. This compares favorably to the $16.4 million, or $0.17 per share reported in the first quarter of 2011. The increase in earnings year over year is primarily the result of our acquisition of Integra Bank, our first FDIC-assisted transaction, which closed on July 29, 2011. We continued to benefit from the accretion of the loan marks and other fair value adjustments during the first quarter of 2012. Partially offsetting these benefits was $9.7 million of impairment expense associated with the acquired OREO, however, this loss was mitigated as a result of our loss sharing arrangement with the FDIC that covers essentially 80% of qualified losses.

The benefits associated with purchase accounting and the fair value adjustments diminish over time. As such, management’s primary focus continues to be on strategies to increase revenue and reduce expense in our core bank operations. While we anticipate that 2012 will continue to pose challenges for revenue growth due to the long, slow economic recovery, initiatives are being put in place to position us for growth as the economy strengthens. Other on-going process improvements, organizational streamlining and cost reduction strategies are also under-way.

Regulatory capital remains strong with consolidated Tier 1 capital to total average assets (“Leverage Ratio”) of 8.78% and total capital to risk-adjusted total assets of 15.41%. These ratios were 8.02% and 14.00%, respectively, for the Bank. Old National Bank exceeds the regulatory minimums and meets the regulatory definition of well-capitalized. To be considered well-capitalized, the Bank must maintain minimum Tier 1 leverage and total risk-based capital ratios of 5.00% and 10.00%, respectively.

On January 25, 2012, Old National announced its agreement to acquire Indiana Community Bancorp in an all stock transaction. Indiana community Bancorp is an Indiana bank holding company with Indiana Bank and Trust Company (“IBTC”) as its wholly owned subsidiary. Headquartered in Columbus, Indiana, IBTC has 17 full-service banking centers serving the South Central Indiana area and approximately $985 million in assets. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp will receive 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, subject to certain adjustments. The transaction is valued at approximately $79.2 million and is expected to close in the third quarter of 2012 subject to approval by federal and state regulatory authorities.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2012	2011	Change
Income Statement Summary:
Net interest income	$74,273	$61,367	21.0%
Provision for loan losses	2,056	3,312	(37.9)
Noninterest income	49,133	42,821	14.7
Noninterest expense	91,287	79,925	14.2
Other Data:
Return on average common equity	8.34%	6.78%
Efficiency ratio (1)	70.88	73.58
Tier 1 leverage ratio	8.78	8.44
Net charge-offs to average loans	0.36	0.27

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 60% of revenues at March 31, 2012. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Net interest income	$74,273	$61,367
Taxable equivalent adjustment	3,051	3,020

Net interest income—taxable equivalent	$77,324	$64,387

Average earning assets	$7,362,100	$7,118,867

Net interest margin	4.04%	3.45%
Net interest margin—fully taxable equivalent	4.20%	3.62%

Net interest income was $74.3 million for the three months ended March 31, 2012, up from the $61.4 million reported for the three months ended March 31, 2011. Taxable equivalent net interest income was $77.3 million for the three months ended March 31, 2012, up from the $64.4 million reported for the three months ended March 31, 2011. The net interest margin on a fully taxable equivalent basis was 4.20% for the three months ended March 31, 2012, compared to 3.62% for the three months ended March 31, 2011. The increase in both net interest income and net interest margin is primarily due to the acquisition of Integra Bank on July 29, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets from Integra Bank benefited net interest margin by 52 basis points during the three months ended March 31, 2012. We expect this benefit to decline over time. The yield on interest earning assets increased 26 basis points while the cost of interest-bearing liabilities decreased 38 basis points in the quarterly year-over-year comparison.

Average earning assets were $7.362 billion for the three months ended March 31, 2012, compared to $7.119 billion for the three months ended March 31, 2011, an increase of 3.4%, or $243.2 million. Significantly affecting average earning assets at March 31, 2012 compared to March 31, 2011, was the increase in the size of the loan portfolio combined with a decrease in the size of the investment portfolio and the decrease in interest earning cash balances at the Federal Reserve. A $505.8 million increase in average loans was partially offset by a $122.4 million decrease in average investment securities and a $140.2 million decrease in interest earning cash balances. The increase in average loans is primarily a result of the remaining $631.2 million of average loans acquired in the Integra Bank acquisition. This increase in acquired loans was partially offset by a decline in commercial and commercial real estate loans that continue to be affected by weak loan demand in our markets. Year over year, the loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets and was approximately 63 percent of interest earnings assets at March 31, 2012.

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

Provision for Loan Losses

The provision for loan losses was $2.1 million for the three months ended March 31, 2012, compared to $3.3 million for the three months ended March 31, 2011. Impacting the provision in 2012 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) apart from those loans acquired in our Integra Bank and Monroe Bancorp acquisitions, which are substantially accounted for at fair value, our total loans decreased $50.8 million from March 31, 2011 to March 31, 2012, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 47% at March 31, 2012 compared to 59% at March 31, 2011 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 23% at March 31, 2012 compared to 19% at March 31, 2011.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2012 was $49.1 million, an increase of $6.3 million, or 14.7%, from the $42.8 million reported for the three months ended March 31, 2011. This increase is primarily the result of a $4.8 million adjustment related to our FDIC indemnification asset, which is discussed below.

Net securities gains were $0.5 million for the three months ended March 31, 2012, compared to net securities gains of $1.2 million for the three months ended March 31, 2011. Included in the first quarter of 2012 are securities gains of $0.6 million partially offset by other-than-temporary-impairment charges of $96 thousand on three non-agency mortgage-backed securities. Included in the first quarter of 2011 are securities gains of $1.5 million partially offset by other-than-temporary-impairment charges of $0.3 million on two non-agency mortgage-backed securities.

Service charges and overdraft fees on deposit accounts were $12.9 million for the three months ended March 31, 2012, compared to $11.6 million for the three months ended March 31, 2011. The increase in revenue is primarily attributable to the Integra Bank acquisition.

Mortgage banking revenue was $0.6 million for the three months ended March 31, 2012, compared to $1.0 million for the three months ended March 31, 2011. Mortgage fee revenue decreased primarily as a result of fluctuations in the value of our mortgage derivatives and our decision to retain more mortgage production and sell less to the secondary market.

Insurance premiums and commissions decreased $1.0 million to $9.6 million for the three months ended March 31, 2012, as compared to $10.6 million for the three months ended March 31, 2011, primarily as a result of lower contingency revenue.

Investment product fees increased $0.3 million, or 13.0%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 primarily as a result of increases in annuity fees and other investment advisory fees.

Revenue from company-owned life insurance was $1.5 million for the three months ended March 31, 2012, compared to $1.2 million for the three months ended March 31, 2011. We anticipate this revenue will continue to slowly improve.

Fluctuations in the value of our derivatives resulted in a gain on derivatives of $182 thousand in the first quarter of 2012 as compared to a gain on derivatives of $332 thousand in the first quarter of 2011.

Other income increased $1.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was primarily as a result of an increase in rental income from an operating lease and an increase in other fee-based revenue, both attributable to the Integra Bank acquisition.

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

Adjustments to the FDIC indemnification asset resulted in $4.8 million of noninterest income during the first quarter of 2012. This increase in noninterest income was primarily attributable to a $7.7 million increase in claims for reimbursement due to decreased valuations of other real estate owned. This increase in the indemnification asset was partially offset by an increase in estimated cash flows on the purchased credit impaired loans which resulted in a $2.9 million decrease in cash flows expected from the indemnification asset.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2012, totaled $91.3 million, an increase of $11.4 million, or 14.2%, from the $79.9 million recorded for the three months ended March 31, 2011. The acquisition of Integra Bank was the primary reason for the increase in noninterest expenses. Noninterest expense for Integra Bank totaled $12.8 million for the three months ended March 31, 2012, which includes approximately $0.4 million of acquisition and integration costs. Also included in the first quarter of 2012 is approximately $0.4 million for acquisition costs related to the pending Indiana Community Bancorp acquisition.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2012, salaries and benefits were $46.0 million compared to $44.5 million for the three months ended March 31, 2011. Included in the first quarter of 2012 is $1.1 million of salary and benefits expense associated with former Integra Bank associates. Also included in the first quarter of 2012 is a $2.8 million increase in expense related to the reinstatement of our performance-based incentive compensation plan, a $0.5 million increase in unemployment taxes, a $0.2 million increase in pension expense and a $0.2 million increase in profit sharing expense.

Communication expense was $2.8 million for the three months ended March 31, 2012, compared to $2.3 million for the three months ended March 31, 2011. The increase was primarily attributable to increased postage and telephone expenses.

Professional fees increased $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase is primarily attributable to legal and other professional fees associated with the pending Indiana Community Bancorp acquisition.

Loan expense increased $0.5 million, or 47.9%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase is primarily attributable to loan expense associated with the acquisition of Integra Bank.

For the three months ended March 31, 2012, FDIC assessment expense was $1.4 million compared to $2.2 million for the three months ended March 31, 2011. The decrease is primarily due to adjustments in the assessment rate.

Other real estate owned expense was $9.8 million for the three months ended March 31, 2012, compared to $0.3 million for the three months ended March 31, 2011. The increase is primarily due to expense related to decreased valuations of other real estate owned associated with the FDIC loss sharing agreements.

Noninterest Expense Related to Covered Assets

Noninterest expense related to covered assets are included in OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria.

$288 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first quarter of 2012. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $106 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first quarter of 2012.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 27.7% for the three months ended March 31, 2012, compared to 21.6% for the three months ended March 31, 2011. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2012 based on the current estimate of the effective annual rate. The tax rate increased in the first quarter of 2012 as a result of an increase in pre-tax income while tax-exempt income remained relatively stable. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2012, our assets were $8.581 billion, a 6.1% increase compared to March 31, 2011 assets of $8.085 billion, and a decrease of 0.3% compared to December 31, 2011 assets of $8.610 billion. The increase from March 31, 2011 is primarily a result of the acquisition of Integra Bank, which occurred in the third quarter of 2011. The increase in purchased loan balances and investment securities has more than offset the decrease in interest earning cash balances over the past twelve months. We are continuing to reduce our reliance on higher cost deposits and other borrowings. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $7.442 billion at March 31, 2012, an increase of 3.7% from March 31, 2011.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $76.9 million of 15- and 20-year fixed-rate mortgage pass-through securities, $176.4 million of U.S. government-sponsored entity and agency securities and $216.1 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2012.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.0 million at March 31, 2012 as compared to $3.9 million at March 31, 2011.

At March 31, 2012, the total investment securities portfolio was $2.758 billion compared to $2.697 billion at March 31, 2011, an increase of $61.7 million or 2.3%. Investment securities increased $168.8 million compared to December 31, 2011, an increase of 6.5%. Investment securities represented 37.1% of earning assets at March 31, 2012, compared to 37.6% at March 31, 2011, and 35.0% at December 31, 2011. The increase in investment securities since March 31, 2011 is a result of the Integra Bank acquisition. Included in the March 31, 2012 investment securities portfolio is approximately $333.8 million related to our acquisition of Integra Bank. The increase in investment securities since December 31, 2011 is a result of increases in U.S. government-sponsored entity and agency securities and state and political subdivision securities. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of March 31, 2012, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $46.2 million at March 31, 2012, an increase of $32.5 million compared to net unrealized gains of $13.7 million at March 31, 2011, and an increase of $5.7 million compared to net unrealized gains of $40.5 million at December 31, 2011. A $96 thousand charge was recorded during the first three months of 2012 related to other-than-temporary-impairment on three non-agency mortgage-backed securities. A $0.3 million charge was recorded during the first three months of 2011 related to other-than-temporary-impairment on two non-agency mortgage-backed securities. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 3.89% at March 31, 2012, compared to 4.25% at March 31, 2011, and 3.63% at December 31, 2011. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.33% for the three months ended March 31, 2012, compared to 3.71% for the three months ended March 31, 2011, and 3.28% for the three months ended December 31, 2011.

Residential Loans Held for Sale

Residential loans held for sale were $3.9 million at March 31, 2012, compared to $3.1 million at March 31, 2011, and $4.5 million at December 31, 2011. At March 31, 2012, loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and the Company has experienced minimal requests to repurchase loans due to the standard representations and warranties without any material losses. Mortgage originations are subject to volatility due to interest rates and home sales. Residential loans held for sale have declined since the end of 2009, as we have retained certain of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.1 million and $0.1 million as of March 31, 2012 and March 31, 2011, respectively. At December 31, 2011, the aggregate fair value exceeded the unpaid principal balances by $0.1 million.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 34.8% of earning assets at March 31, 2012, an increase from 34.7% at March 31, 2011, and a decrease from 37.0% at December 31, 2011. At March 31, 2012, commercial and commercial real estate loans, including covered loans, were $2.593 billion, an increase of $100.4 million since March 31, 2011, and a decrease of $141.6 million since December 31, 2011. Included in the total for March 31, 2012 is approximately $387.7 million related to our acquisition of Integra Bank. Weak loan demand in our markets continues to affect organic loan growth.

Consumer Loans

At March 31, 2012, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $48.6 million or 5.3% compared to March 31, 2011, and decreased $23.2 million or 2.3% since December 31, 2011. Included in the total for March 31, 2012 is approximately $150.4 million related to our acquisition of Integra Bank.

Residential Real Estate Loans

At March 31, 2012, residential real estate loans, including covered loans, held in our loan portfolio were $1.103 billion, an increase of $60.8 million, or 5.8%, from December 31, 2011 and an increase of $323.5 million, or 41.5%, from March 31, 2011. In addition to organic loan production, March 31, 2012 totals also include approximately $54.1 million acquired from Integra Bank. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

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

A summary of covered assets is presented below:

	March 31,	December 31,
(dollars in thousands)	2012	2011
Loans, net of discount & allowance	$548,552	$625,417
Other real estate owned	24,705	30,443

Total covered assets	$573,257	$655,860

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. As reimbursement claims are submitted to the FDIC, these claim amounts are reclassified from the indemnification asset to an FDIC loss share receivable carried as an other asset on the balance sheet. The receivable is reduced when the FDIC pays the claim. At March 31, 2012, the FDIC indemnification asset was $136.9 million.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)
Indemnification Asset
Balance at January 1, 2012	$147,566
Adjustments not reflected in income:
Established through acquisitions	—
Reclass to loss claims receivable	(15,410)
Other	—
Adjustments reflected in income:
(Amortization) accretion	(2,938)
Other adjustments in loss expectations	7,701

Balance at March 31, 2012	$136,919

(dollars in thousands)
Loss Share Receivable
Balance at January 1, 2012	$20,148
Established through acquisitions	—
Reclass from indemnification asset	15,410
Cash received from FDIC	(19,221)

Balance at March 31, 2012	$16,337

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2012, totaled $284.8 million, an increase of $13.8 million compared to $271.0 million at March 31, 2011, and a decrease of $2.0 million compared to $286.8 million at December 31, 2011. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the third quarter of 2011, we recorded $21.2 million of goodwill and other intangible assets associated with the acquisition of Integra Bank, which is included in the “Community Banking” column for segment reporting.

Assets Held for Sale

Assets held for sale were $16.8 million at March 31, 2012 compared to $16.9 million at December 31, 2011. Included in assets held for sale are ten financial centers associated with the Integra acquisition and five facilities associated with the Monroe Bancorp acquisition.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $7.310 billion at March 31, 2012, an increase of 6.3% from $6.874 billion at March 31, 2011, and a decrease of 0.2% from $7.327 billion at December 31, 2011. Included in total funding were deposits of $6.668 billion at March 31, 2012, an increase of $607.8 million, or 10.0%, compared to March 31, 2011, and an increase of $56.2 million compared to December 31, 2011. Included in total deposits at March 31, 2012 are $648.8 million from the acquisition of Integra Bank. Noninterest-bearing deposits increased 24.4%, or $346.5 million, compared to March 31, 2011. Savings deposits increased 40.3%, or $480.2 million. NOW deposits increased 7.6% or $110.0 million compared to March 31, 2011. Money market deposits decreased 16.6%, or $58.6 million, while time deposits decreased 16.4% or $270.3 million compared to March 31, 2011. Year over year, we have experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2012, wholesale borrowings, including short-term borrowings and other borrowings, decreased $171.6 million, or 21.1%, from March 31, 2011 and decreased $73.4 million, or 10.3%, from December 31, 2011, respectively. Wholesale funding as a percentage of total funding was 8.8% at March 31, 2012, compared to 11.8% at March 31, 2011, and 9.8% at December 31, 2011. Short-term borrowings have decreased $21.5 million since March 31, 2011 while long-term borrowings have decreased $150.1 million since March 31, 2011. During 2011, we prepaid $119.2 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $28.3 million, or 11.4%, from December 31, 2011, primarily as a result of a $18.0 million decrease in payables to the FDIC, a $3.7 million decrease from fluctuations in the fair value of derivative financial instruments and a $3.4 million decrease in accrued incentive liabilities.

Capital

Shareholders’ equity totaled $1.050 billion at March 31, 2012, compared to $984.0 million at March 31, 2011, and $1.034 billion at December 31, 2011.

We paid cash dividends of $0.09 per share for the three months ended March 31, 2012, which reduced equity by $8.5 million. We paid cash dividends of $0.07 per share for the three months ended March 31, 2011, which reduced equity by $6.6 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.7 million during the three months ended March 31, 2012, and $0.3 million during the three months ended March 31, 2011. The repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $3.3 million during the three months ended March 31, 2012, and increased equity by $4.3 million during the three months ended March 31, 2011. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $0.6 million during the three months ended March 31, 2012, compared to $0.9 million during the three months ended March 31, 2011.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2012, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $16.9 million and core deposit intangibles of $4.3 million were recorded in conjunction with the Integra acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As of March 31, 2012, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	March 31,		December 31,
	Minimum	2012	2011	2011
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.78%	8.44%	8.29%
Tier 1 capital to risk-adjusted total assets	4.00	13.98	12.81	13.51
Total capital to risk-adjusted total assets	8.00	15.41	14.32	14.99
Shareholders’ equity to assets	N/A	12.24	12.17	12.00

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At March 31, 2012, we had non-agency collateralized mortgage obligations with a market value of $82.7 million or approximately 3.7% of the available-for-sale securities portfolio. The net unrealized loss on these securities at March 31, 2012, was approximately $1.5 million.

We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Nine non-agency mortgage-backed securities were rated below investment grade as of March 31, 2012. During the first quarter of 2012, we experienced $96 thousand of other-than-temporary-impairment losses on three of these securities, which was recorded as a credit loss in earnings. During the first quarter of 2011, we experienced $0.3 million of other-than-temporary-impairment losses on two of these securities, which was recorded as a credit loss in earnings.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2012, we had pooled trust preferred securities with a fair value of approximately $7.8 million, or 0.3% of the available-for-sale securities portfolio. During the first quarter of 2012, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at March 31, 2012, the unrealized loss on our pooled trust preferred securities was approximately $17.7 million. During the first quarter of 2011, we experienced no other-than-temporary-impairment on these securities.

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

Included in the held-to-maturity category at March 31, 2012 are approximately $76.9 million of agency mortgage-backed securities and $216.1 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $479.4 million at March 31, 2012.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At March 31, 2012, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of March 31, 2012, acquired loans totaled $592.1 million and there was $24.7 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At March 31, 2012, approximately $548.6 million of loans and $24.7 million of other real estate owned are covered by the loss sharing agreements. As such, eighty percent of losses incurred on these covered assets will be reimbursed to Old National by the FDIC. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2012	2011	2011
Nonaccrual loans
Commercial	$31,717	$34,595	$34,104
Commercial real estate	67,367	71,491	66,187
Residential real estate	9,833	9,689	10,247
Consumer	4,095	5,671	4,790
Covered loans (5) (6)	158,523	—	182,880

Total nonaccrual loans	271,535	121,446	298,208
Renegotiated loans not on nonaccrual	1,055	—	1,325
Past due loans (90 days or more and still accruing)
Commercial	40	313	358
Commercial real estate	312	117	279
Residential real estate	—	—	—
Consumer	84	255	473
Covered loans (5)	820	—	2,338

Total past due loans	1,256	685	3,448
Other real estate owned	6,474	14,124	7,119
Other real estate owned, covered (5)	24,705	—	30,443

Total under-performing assets	$305,025	$136,255	$340,543

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$183,974	$223,359	$204,120
Classified loans, covered (5)	186,000	—	200,221
Other classified assets (3)	106,353	92,517	106,880
Criticized loans	77,081	115,798	80,148
Criticized loans, covered (5)	20,163	—	23,034

Total criticized and classified assets	$573,571	$431,674	$614,403

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	5.85%	2.90%	6.28%
Under-performing assets/total loans and other real estate owned (1)	6.49	3.24	7.08
Under-performing assets/total assets	3.55	1.69	3.96
Allowance for loan losses/under-performing assets (4)	18.33	53.39	17.05
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.77	2.90	2.82
Under-performing assets/total loans and other real estate owned (1)	2.94	3.24	3.01
Under-performing assets/total assets	1.41	1.69	1.45
Allowance for loan losses/under-performing assets (4)	45.24	53.39	45.74

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 8 pooled trust preferred securities, 9 non-agency mortgage-backed securities and 3 corporate securities at March 31, 2012.
(4)	Because the acquired loans from both Monroe and Integra were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At March 31, 2012, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	These covered loans are categorized as nonaccrual because the collection of principal or interest is doubtful. Covered loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $305.0 million at March 31, 2012, an increase of $168.8 million compared to $136.3 million at March 31, 2011, and a decrease of $35.5 million compared to $340.5 million at December 31, 2011. As a percent of total loans and other real estate owned, under-performing assets, at March 31, 2012, were 6.49%, an increase from the March 31, 2011 ratio of 3.24% and a decrease from the December 31, 2011 ratio of 7.08%. Nonaccrual loans were $271.5 million at March 31, 2012, compared to $121.4 million at March 31, 2011, and $298.2 million at December 31, 2011. The FDIC-assisted acquisition of Integra Bank is the primary reason for the increase. Because the acquired loans from both Monroe Bancorp and Integra Bank were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. At March 31, 2012, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $184.0 million, which included approximately $158.5 million of nonaccrual loans, $0.8 million of past due loans and $24.7 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total classified and criticized assets were $573.6 million at March 31, 2012, an increase of $141.9 million from March 31, 2011, and a decrease of $40.8 million from December 31, 2011. The FDIC-assisted acquisition of Integra Bank is the primary reason for the increase. Of the increase in criticized and classified assets since March 31, 2011, $206.2 million related to the covered loans acquired in the Integra Bank transaction. Other classified assets include $106.4 million, $92.5 million and $106.9 million of investment securities that fell below investment grade rating at March 31, 2012, March 31, 2011 and December 31, 2011, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At March 31, 2012, our troubled debt restructurings consisted of $7.7 million of commercial loans, $7.6 million of commercial real estate loans and $0.2 million of consumer loans. Approximately $14.3 million of the troubled debt restructuring at March 31, 2012 were included with nonaccrual loans. As of March 31, 2012, Old National had allocated specific reserves of $3.2 million to commercial loans and $1.3 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans. As of December 31, 2011, Old National had allocated specific reserves of $1.3 million to commercial loans and $0.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $4.2 million for the three months ended March 31, 2012, as compared to $2.9 million for the three months ended March 31, 2011. Annualized, net charge-offs to average loans were 0.36% for the three months ended March 31, 2012, as compared to 0.27% for the three months ended March 31, 2011. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2012, the allowance for loan losses was $55.9 million, a decrease of $16.8 million compared to $72.7 million at March 31, 2011, and a decrease of $2.2 million compared to $58.1 million at December 31, 2011. Impacting the allowance for loan losses and provision expense in 2012 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) apart from those loans acquired in our Integra Bank and Monroe Bancorp acquisitions, which are substantially accounted for at fair value, our total loans decreased $50.8 million from March 31, 2011 to March 31, 2012, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 47% at March 31, 2012 compared to 59% at March 31, 2011 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 23% at March 31, 2012 compared to 19% at March 31, 2011. As a percentage of total loans excluding loans held for sale, the allowance was 1.20% at March 31, 2012, compared to 1.74% at March 31, 2011, and 1.22% at December 31, 2011. The provision for loan losses for the three months ended March 31, 2012, was $2.1 million compared to $3.3 million for the three months ended March 31, 2011.

Because the acquired loans from both Monroe Bancorp and Integra Bank were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through March 31, 2012, $2.8 million and $1.2 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5 (Accounting for Contingencies), FAS 114 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$3,659,539	$61,083	$146,018	$1,836	$400,746	$316,301	$13,343	$64,371
Remaining purchase discount	—	—	11,489	—	185,852	11,466	2,460	15,116

Allowance, January 1, 2012	43,920	11,027	—	—	943	325	167	1,678
Charge-offs	(2,447)	(2,392)	(893)	—	(276)	(20)	(835)	(765)
Recoveries	1,429	1,586	—	—	323	4	72	14
Provision expense	(2,907)	1,661	893	—	200	(91)	801	1,499

Allowance, March 31, 2012	39,995	11,882	—	—	1,190	218	205	2,426

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $4.3 million reserve for unfunded loan commitments at March 31, 2012 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.8 million at December 31, 2011. The lower reserve is the result of a decrease in unfunded commitments.

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

	Changes in Net Interest Income
	One Year Horizon				Two Year Cumulative Horizon
Immediate Change in the Level of Interest Rates	3/31/2012		3/31/2011		3/31/2012		3/31/2011
	$ Change (000s)	% Change	$ Change (000s)	% Change	$ Change (000s)	% Change	$ Change (000s)	% Change
+ 3.00%	(12,203)	-4.83%	(4,648)	-1.92%	(7,567)	-1.51%	4,484	0.92%
+ 2.00%	(5,465)	-2.16%	(1,766)	-0.73%	3,940	0.79%	7,637	1.56%
+ 1.00%	1,353	0.54%	830	0.34%	11,307	2.26%	7,609	1.56%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA

At March 31, 2012, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will increase our net interest income by $1.4 million or .54% over a one year horizon compared to a flat interest rate scenario. Furthermore, rate increases of 2.00% and 3.00% would cause net interest income to decline by 2.16% and 4.83% respectively. Over a two-year horizon, the model reflects increases in net interest income for the up 1.00% and 2.00% scenarios of 2.26% and .79% respectively. If rates increase by 3.00%, our model indicates that net interest income would fall by 1.51%. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

The changes in the rate sensitivity of the balance sheet from March 31, 2011 to March 31, 2012, are primarily attributable to the acquisition of Integra Bank in July 2011, less reliance on wholesale funding, and significant changes in the mix of assets and liabilities. More specifically, demand and savings deposits increased significantly during this period due to the Integra acquisition, core deposit growth and a general shift away from less rate sensitive certificates of deposit. Since these deposits tend to be more sensitive to rising interest rates, we must react to changing client behavior and competition for these deposit dollars. Our modeling attempts to capture the impact of various deposit re-pricing strategies, as well as, customer reactions to rising interest rates.

The Company’s interest rate risk modeling indicates that its net interest income would be negatively impacted by a scenario where short-term interest rates remain constant while long-term rates decrease by up to 1% (flattening of the yield curve) at the thirty year point. Assuming such a scenario with a semi-static balance sheet, the Company’s net income will decrease by $3.4 million or 1.35% in year one and $7.1 million or 2.86% in year two compared to the current interest rate scenario. This decrease in net interest income is primarily due to new or re-pricing assets being acquired or re-priced on the balance sheet at lower interest rate levels while the interest rates on much of the deposits and borrowings funding these assets have already re-priced to low levels.

We continue to execute strategies to position the Company in the current low rate environment to be relatively neutral to interest rate increases. For example, the investment portfolio has a relatively short duration at the same time management has increased its holdings of fixed-rate, residential real estate mortgages. Modeling results as of March 31, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

	Economic Value of Equity
	3/31/2012		3/31/2011
Immediate Change in the Level of Interest Rates	$ Change (millions)	% Change	$ Change (millions)	% Change
+ 3.00%	(24)	-3.12%	(146)	-15.76%
+ 2.00%	10	1.29%	(99)	-10.74%
+ 1.00%	52	6.76%	(19)	-2.04%
- 1.00%	NA	NA	NA	NA

At March 31, 2012, Old National’s Economic Value of Equity (“EVE”) scenarios indicated a positive change to EVE in the up 1.00% and 2.00% scenarios and slightly negative changes in the up 3.00% scenario. As of March 31, 2011, EVE changes were negative in all rate scenarios. These changes in EVE modeling results were driven primarily by the acquisition of Integra Bank and changes in the mix of the balance sheet, specifically the large increase in demand and savings deposits. The value of these deposits (which are carried as liabilities) are assumed to decrease in value to a greater degree than our less rate sensitive assets on our balance sheet, under rising rate scenarios. Modeling results at March 31, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $6.0 million at March 31, 2012, compared to an estimated fair value gain of $7.1 million at December 31, 2011. In addition, the notional amount of derivatives decreased by $111.1 million from December 31, 2011, primarily as a result of the maturity of $100 million of cash flow hedges in February 2012. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Fitch Rating Service confirmed its long-term outlook rating as stable (unchanged) during the latest rating review on March 12, 2012

•	Dominion Bond Rating Services has confirmed a stable outlook as of January 26, 2012

•	Moody’s Investor Service downgraded Old National Bank’s Long Term Rating from A1 to A2 and changed its outlook from Negative to Stable on November 1, 2011. Old National Bank’s Short Term Rating was unchanged.

The senior debt ratings of Old National and Old National Bank at March 30, 2012, are shown in the following table.

SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable

As of March 31, 2012, Old National Bank had the capacity to borrow $604.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.

The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At March 31, 2012, the Parent Company’s other borrowings outstanding were $29.0 million, no change from December 31, 2011.

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

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009 Old National received a $40 million dividend from the Bank Subsidiary to repurchase the $100 million of non-voting preferred shares from the Treasury. In order to pay this special dividend, Old National Bank was required to seek approval from its regulatory authority. Such approval was also obtained for the payment of dividends during 2010 and 2011. Prior regulatory approval to pay dividends is not required in 2012.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.206 billion and standby letters of credit of $65.3 million at March 31, 2012. At March 31, 2012, approximately $1.166 billion of the loan commitments had fixed rates and $40 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at March 31, 2012.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2012:

CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$5,293,522	$—	$—	$—	$5,293,522
IRAs, consumer and brokered certificates of deposit	615,710	540,187	195,889	22,469	1,374,255
Short-term borrowings	352,758	—	—	—	352,758
Other borrowings	676	168,178	34,193	86,430	289,477
Fixed interest payments (2)	8,259	17,402	11,076	34,285	71,022
Operating leases	24,852	61,741	57,409	269,466	413,468
Other long-term liabilities (3)	289	—	—	—	289

(1)	For the remaining nine months of fiscal 2012.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 10.00%. All of our other long-term debt is at Libor based variable rates at March 31, 2012. The projected variable interest assumes no increase in Libor rates from March 31, 2012.
(3)	Amount expected to be contributed to the pension plans in 2012. Amounts for 2013 and beyond are unknown at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at March 31, 2012, resulted in a range for allowance for loan losses of $9.0 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $4.4 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/12 - 01/31/12	—	$—	—	2,000,000
02/01/12 - 02/29/12	42,533	12.15	42,533	1,957,467
03/01/12 - 03/31/12	12,940	13.14	12,940	1,944,527

Quarter-to-date 03/31/12	55,473	$12.38	55,473	1,944,527

On January 26, 2012, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 26, 2012 and ending January 31, 2013. During the first three months of 2012, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008) and amended on March 20, 2009 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

2.2	Agreement and Plan of Merger dated as of October 5, 2010 by and among Old National Bancorp and Monroe Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.12	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.13	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.14	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.16	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.22	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.23	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.24	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.25	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on
Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.26	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on
Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.27	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.28	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.29	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.30	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

10.31	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.32	Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.33	Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.34	Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.35	Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.36	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.37	Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.38	Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

10.39	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.40	Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.41	Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.42	Form of 2010 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.43	Form of 2010 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.44	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.45	Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

10.46	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.47	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.48	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.49	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.50	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.51	Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

10.52	Old National Bancorp 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.53	Voting agreement by and among directors of Indiana Community Bancorp (incorporated by reference to Exhibit 10(ba) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.54	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to
Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.55	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.56	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.57	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.58	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: May 8, 2012