Form 10-Q
period 2012-06-30
OLD NATIONAL BANCORP /IN/
filed 2012-08-03
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 94,687,000 shares outstanding at June 30, 2012.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2012	December 31, 2011	June 30, 2011
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$165,093	$191,626	$139,821
Money market and other interest-earning investments	97,953	31,246	195,796

Total cash and cash equivalents	263,046	222,872	335,617
Trading securities—at fair value	2,918	2,816	2,916
Investment securities—available-for-sale, at fair value
U.S. Treasury	15,598	65,769	62,746
U.S. Government-sponsored entities and agencies	347,289	173,185	387,211
Mortgage-backed securities	1,214,689	1,268,155	1,207,624
States and political subdivisions	462,065	402,844	368,421
Other securities	168,621	161,323	176,853

Total investment securities—available-for-sale	2,208,262	2,071,276	2,202,855
Investment securities—held-to-maturity, at amortized cost (fair value $493,704, $507,699 and $574,174 respectively)	463,935	484,590	567,708
Federal Home Loan Bank stock, at cost	30,835	30,835	19,673
Residential loans held for sale, at fair value	4,366	4,528	6,104
Loans:
Commercial	1,205,532	1,216,654	1,269,607
Commercial real estate	1,042,581	1,067,370	1,170,401
Residential real estate	1,122,800	995,458	795,442
Consumer credit, net of unearned income	855,386	861,361	881,891
Covered loans, net of discount	489,331	626,360	—

Total loans	4,715,630	4,767,203	4,117,341
Allowance for loan losses	(50,424)	(57,117)	(70,189)
Allowance for loan losses—covered loans	(4,336)	(943)	—

Net loans	4,660,870	4,709,143	4,047,152

FDIC indemnification asset	127,717	147,566	—
Premises and equipment, net	71,823	71,870	65,915
Accrued interest receivable	44,163	44,801	42,600
Goodwill	253,177	253,177	236,313
Other intangible assets	30,205	33,624	34,114
Company-owned life insurance	251,676	248,693	245,841
Assets held for sale	12,784	16,861	—
Other real estate owned and repossessed personal property	10,765	7,119	9,875
Other real estate owned—covered	22,170	30,443	—
Other assets	230,844	229,469	202,165

Total assets	$8,689,556	$8,609,683	$8,018,848

Liabilities
Deposits:
Noninterest-bearing demand	$1,847,904	$1,728,546	$1,504,632
Interest-bearing:
NOW	1,603,669	1,569,084	1,332,961
Savings	1,683,777	1,570,422	1,304,172
Money market	283,092	295,847	315,344
Time	1,251,831	1,447,664	1,557,978

Total deposits	6,670,273	6,611,563	6,015,087
Short-term borrowings	346,000	424,849	305,205
Other borrowings	273,714	290,774	440,470
Accrued expenses and other liabilities	325,842	248,941	249,812

Total liabilities	7,615,829	7,576,127	7,010,574

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 94,687, 94,654 and 94,752 shares issued and outstanding, respectively	94,687	94,654	94,752
Capital surplus	835,028	834,033	832,942
Retained earnings	121,670	89,865	64,178
Accumulated other comprehensive income, net of tax	22,342	15,004	16,402

Total shareholders’ equity	1,073,727	1,033,556	1,008,274

Total liabilities and shareholders’ equity	$8,689,556	$8,609,683	$8,018,848

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2012	2011	2012	2011
Interest Income
Loans including fees:
Taxable	$62,911	$52,047	$125,041	$102,352
Nontaxable	2,228	2,335	4,447	4,657
Investment securities, available-for-sale:
Taxable	11,316	12,875	22,660	26,533
Nontaxable	3,905	3,320	7,485	6,841
Investment securities, held-to-maturity, taxable	4,894	6,140	9,869	12,552
Money market and other interest-earning investments	10	155	25	254

Total interest income	85,264	76,872	169,527	153,189

Interest Expense
Deposits	7,044	9,585	14,726	19,588
Short-term borrowings	118	114	245	258
Other borrowings	2,129	4,854	4,310	9,657

Total interest expense	9,291	14,553	19,281	29,503

Net interest income	75,973	62,319	150,246	123,686
Provision for loan losses	393	3,207	2,449	6,519

Net interest income after provision for loan losses	75,580	59,112	147,797	117,167

Noninterest Income
Wealth management fees	5,844	5,327	10,940	10,427
Service charges on deposit accounts	12,904	12,464	25,766	24,014
ATM fees	5,895	6,079	12,228	11,970
Mortgage banking revenue	773	909	1,332	1,861
Insurance premiums and commissions	9,311	9,011	18,925	19,581
Investment product fees	3,163	2,933	6,094	5,527
Company-owned life insurance	1,512	1,298	3,007	2,470
Net securities gains	6,992	666	7,611	2,165
Total other-than-temporary impairment losses	(780)	(1,433)	(876)	(1,732)
Loss recognized in other comprehensive income	—	1,233	—	1,233

Impairment losses recognized in earnings	(780)	(200)	(876)	(499)
Gain on derivatives	249	221	431	553
Gain on sale leaseback transactions	1,606	1,637	3,213	3,273
Change in FDIC indemnification asset	(4,005)	—	759	—
Other income	5,078	3,244	8,245	5,068

Total noninterest income	48,542	43,589	97,675	86,410

Noninterest Expense
Salaries and employee benefits	46,751	43,084	92,797	87,605
Occupancy	13,256	12,196	25,716	24,498
Equipment	2,967	2,845	5,823	5,842
Marketing	1,495	1,582	2,937	2,899
Data processing	5,934	5,770	11,403	11,835
Communication	2,602	2,644	5,426	4,978
Professional fees	2,630	2,134	5,354	4,557
Loan expense	1,528	1,125	3,136	2,212
Supplies	609	932	1,367	1,545
FDIC assessment	1,379	1,773	2,774	3,964
Other real estate owned expense	1,576	764	11,383	1,102
Amortization of intangibles	1,911	1,838	3,932	3,762
Other expense	3,389	3,071	5,266	4,884

Total noninterest expense	86,027	79,758	177,314	159,683

Income before income taxes	38,095	22,943	68,158	43,894
Income tax expense	10,889	5,927	19,229	10,445

Net income	$27,206	$17,016	$48,929	$33,449

Net income per common share—basic	$0.29	$0.18	$0.52	$0.35
Net income per common share—diluted	0.29	0.18	0.52	0.35

Weighted average number of common shares outstanding-basic	94,514	94,479	94,479	94,456
Weighted average number of common shares outstanding-diluted	94,871	94,701	94,847	94,674

Dividends per common share	$0.09	$0.07	$0.18	$0.14

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$27,206	$17,016	$48,929	$33,449

Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gains for the period	11,221	22,769	17,461	31,292
Reclassification adjustment for securities gains realized in income	(6,992)	(666)	(7,611)	(2,165)
Other-than-temporary-impairment on available-for-sale securities recorded in other comprehensive income	—	(1,233)	—	(1,233)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	780	200	876	499
Income tax effect	(1,859)	(8,371)	(4,175)	(11,053)

Unrealized gains on available-for-sale securities	3,150	12,699	6,551	17,340

Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	(231)	(474)	(461)	(967)
Income tax effect	92	190	184	387

Changes from securities held-to-maturity	(139)	(284)	(277)	(580)

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	(291)	(240)	(609)
Reclassification adjustment on cash flow hedges	—	72	—	144
Income tax effect	—	88	96	187

Changes from cash flow hedges	—	(131)	(144)	(278)

Defined benefit pension plans:
Amortization of net loss recognized in income	1,007	1,080	2,014	1,983
Income tax effect	(403)	(432)	(806)	(794)

Changes from defined benefit pension plans	604	648	1,208	1,189

Other comprehensive income, net of tax	3,615	12,932	7,338	17,671

Comprehensive income	$30,821	$29,948	$56,267	$51,120

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2010	$87,183	$748,873	$44,018	$(1,269)	$878,805
Comprehensive income
Net income	—	—	33,449	—	33,449
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	17,340	17,340
Transferred securities, net of tax	—	—	—	(580)	(580)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(278)	(278)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,189	1,189
Acquisition—Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends—common stock	—	—	(13,263)	—	(13,263)
Common stock issued	10	101	—	—	111
Common stock repurchased	(32)	(301)	—	—	(333)
Stock based compensation expense	—	1,539	—	—	1,539
Stock activity under incentive comp plans	16	235	(26)	—	225

Balance, June 30, 2011	$94,752	$832,942	$64,178	$16,402	$1,008,274

Balance, December 31, 2011	$94,654	$834,033	$89,865	$15,004	$1,033,556
Comprehensive income
Net income	—	—	48,929	—	48,929
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	6,551	6,551
Transferred securities, net of tax	—	—	—	(277)	(277)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(144)	(144)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,208	1,208
Dividends—common stock	—	—	(17,023)	—	(17,023)
Common stock issued	10	113	—	—	123
Common stock repurchased	(55)	(631)	—	—	(686)
Stock based compensation expense	—	1,344	—	—	1,344
Stock activity under incentive comp plans	78	169	(101)	—	146

Balance, June 30, 2012	$94,687	$835,028	$121,670	$22,342	$1,073,727

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$48,929	$33,449

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,008	5,112
Amortization and impairment of other intangible assets	3,932	3,762
Net premium amortization on investment securities	7,439	4,242
Accretion of FDIC indemnification asset	(759)	—
Stock compensation expense	1,344	1,539
Provision for loan losses	2,449	6,519
Net securities gains	(7,611)	(2,165)
Impairment on available-for-sale securities	876	499
Gain on sale leasebacks	(3,213)	(3,273)
Gain on derivatives	(431)	(553)
Net (gains) losses on sales and write-downs of loans and other assets	301	(879)
Increase in cash surrender value of company owned life insurance	(2,983)	(2,443)
Residential real estate loans originated for sale	(30,118)	(51,273)
Proceeds from sale of residential real estate loans	30,654	56,524
Decrease in interest receivable	638	2,175
Decrease in other real estate owned	4,627	4,705
(Increase) decrease in other assets	(17,794)	8,263
Increase in accrued expenses and other liabilities	81,690	47,072

Total adjustments	76,049	79,826

Net cash flows provided by operating activities	124,978	113,275

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks	—	83,604
Purchases of investment securities available-for-sale	(546,146)	(446,971)
Purchase of trust assets	—	(1,301)
Proceeds from the call/repurchase of FHLB stock	—	14,587
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	340,782	282,800
Proceeds from sales of investment securities available-for-sale	80,176	91,372
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	18,541	73,936
Proceeds from sale of loans	2,242	4,743
Reimbursements under FDIC loss share agreements	32,433	—
Net principal collected from loan customers	43,582	59,766
Proceeds from sale of premises and equipment and other assets	3,434	342
Purchases of premises and equipment and other assets	(5,061)	(2,552)

Net cash flows provided by (used in) investing activities	(30,017)	160,326

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	58,710	(101,899)
Short-term borrowings	(78,849)	(55,556)
Payments for maturities on other borrowings	(1,072)	(403)
Payments related to retirement of debt	(16,000)	(18,333)
Cash dividends paid on common stock	(17,023)	(13,263)
Common stock repurchased	(686)	(333)
Proceeds from exercise of stock options, including tax benefit	10	140
Common stock issued	123	111

Net cash flows used in financing activities	(54,787)	(189,536)

Net increase in cash and cash equivalents	40,174	84,065
Cash and cash equivalents at beginning of period	222,872	251,552

Cash and cash equivalents at end of period	$263,046	$335,617

Supplemental cash flow information:
Total interest paid	$20,602	$30,007
Total taxes paid (net of refunds)	$6,369	$4,605

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, acquired impaired loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2012 and 2011, and December 31, 2011, and the results of its operations for the three and six months ended June 30, 2012 and 2011. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2011.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2012 presentation. Such reclassifications had no effect on net income or shareholders' equity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 820 – In May 2011, the FASB issued an update (ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs) impacting FASB ASC 820, Fair Value Measurement. The amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in shareholders' equity and disclosures about fair value measurement, especially disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the consolidated financial statements.

FASB ASC 220 – In June 2011, the FASB issued an update (ASU No. 2011-05, Presentation of Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. An entity will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity will be required to present on the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. This update and ASC No. 2011-12, which defers a portion of this guidance, became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 360 – In December 2011, the FASB issued an update (ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification) impacting FASB ASC 360-20, Property, Plant, and Equipment – Real Estate Sales. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. This update became effective for the Company for interim and annual reporting periods beginning on or after June 15, 2012. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

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

Due primarily to the significant amount of fair value adjustments and the FDIC loss sharing agreements put in place, historical results for Integra are not meaningful to the Company's results and thus no pro forma information is presented.

Under the acquisition method of accounting, the total purchase price is allocated to Integra's net tangible and intangible assets based on their current estimated fair values on the date of acquisition. The purchase price of $170.8 million was allocated as follows:

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

Divestiture

On December 2, 2011, Old National sold $106.9 million of deposits from four of the former Integra Bank branches located in the Chicago area to First Midwest Bank. Old National recorded a net gain of $0.5 million after recording the $0.4 million deposit premium plus $0.8 million related to the time deposit premium less $0.7 million of accelerated amortization associated with the core deposit intangible. Old National retained all of the loans.

Trust Business of Integra Bank

On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. in a transaction unrelated to the previously noted FDIC transaction. As of the closing, the trust business had approximately $328 million in assets under management. This transaction brings the total assets under management by Old National's Wealth Management division to approximately $4.4 billion. Old National paid Integra $1.3 million in an all cash transaction and recorded acquisition-related costs of $126 thousand. Old National recorded $1.3 million of customer relationship intangible assets which will be amortized on an accelerated basis over 12 years and is included in the “Other” segment, as described in Note 20 of the consolidated financial statement footnotes.

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

Indiana Community Bancorp

On January 25, 2012, Old National announced its agreement to acquire Indiana Community Bancorp in an all stock transaction. Indiana Community Bancorp is an Indiana bank holding company with Indiana Bank and Trust Company (“IBTC”) as its wholly owned subsidiary. Headquartered in Columbus, Indiana, IBTC has 17 full-service banking centers serving the South Central Indiana area and approximately $985 million in assets. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp will receive 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, subject to certain adjustments. The transaction is valued at approximately $79.2 million. On July 24, 2012, the shareholders of Indiana Community Bancorp approved the merger of the corporation into Old National Bancorp. The transaction is expected to close in the third quarter of 2012 subject to approval by federal and state regulatory authorities.

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	June 30, 2012	June 30, 2011
Basic Earnings Per Share
Net income	$27,206	$17,016

Weighted average common shares outstanding	94,514	94,479

Basic Earnings Per Share	$0.29	$0.18

Diluted Earnings Per Share
Net income	$27,206	$17,016

Weighted average common shares outstanding	94,514	94,479
Effect of dilutive securities:
Restricted stock (1)	339	203
Stock options (2)	18	19

Weighted average shares outstanding	94,871	94,701

Diluted Earnings Per Share	$0.29	$0.18

(dollars and shares in thousands,	Six Months Ended	Six Months Ended
except per share data)	June 30, 2012	June 30, 2011
Basic Earnings Per Share
Net income	$48,929	$33,449

Weighted average common shares outstanding	94,479	94,456

Basic Earnings Per Share	$0.52	$0.35

Diluted Earnings Per Share
Net income	$48,929	$33,449

Weighted average common shares outstanding	94,479	94,456
Effect of dilutive securities:
Restricted stock (1)	350	194
Stock options (2)	18	24

Weighted average shares outstanding	94,847	94,674

Diluted Earnings Per Share	$0.52	$0.35

(1)	0 and 1 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the second quarter ended June 30, 2012 and 2011, respectively, because the effect would be antidilutive. 1 and 87 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the six months ended June 30, 2012 and 2011, respectively, because the effect would be antidilutive.
(2)	Options to purchase 3,113 shares and 4,606 shares outstanding at June 30, 2012 and 2011, respectively, were not included in the computation of net income per diluted share for the second quarter ended June 30, 2012 and 2011, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 3,106 and 4,606 shares outstanding at June 30, 2012 and 2011, respectively, were not included in the computation of net income per diluted share for the six months ended June 30, 2012 and 2011, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) net of tax for the six months ended June 30, 2012 and 2011:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	June 30,
(dollars in thousands)	2011	Income	2012
Unrealized gains on available-for-sale securities	$53,911	$6,551	$60,462
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(29,299)	—	(29,299)
Unrealized gains (losses) on held-to-maturity securities	4,745	(277)	4,468
Unrecognized gain (loss) on cash flow hedges	145	(144)	1
Defined benefit pension plans	(14,498)	1,208	(13,290)

Accumulated other comprehensive income (loss)	$15,004	$7,338	$22,342

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	June 30,
(dollars in thousands)	2010	Income	2011
Unrealized gains on available-for-sale securities	$31,962	$18,093	$50,055
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(28,173)	(753)	(28,926)
Unrealized gains (losses) on held-to-maturity securities	5,667	(580)	5,087
Unrecognized gain on cash flow hedges	846	(278)	568
Defined benefit pension plans	(11,571)	1,189	(10,382)

Accumulated other comprehensive income (loss)	$(1,269)	$17,671	$16,402

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2012
Available-for-sale
U.S. Treasury	$15,166	$432	$—	$15,598
U.S. Government-sponsored entities and agencies	345,161	2,183	(55)	347,289
Mortgage-backed securities—Agency	1,109,721	31,384	(163)	1,140,942
Mortgage-backed securities—Non-agency	76,805	514	(3,572)	73,747
States and political subdivisions	431,989	30,604	(528)	462,065
Pooled trust preferrred securities	25,294	—	(16,834)	8,460
Other securities	151,749	9,942	(1,530)	160,161

Total available-for-sale securities	$2,155,885	$75,059	$(22,682)	$2,208,262

Held-to-maturity
U.S. Government-sponsored entities and agencies	$175,568	$11,662	$—	$187,230
Mortgage-backed securities—Agency	69,537	2,797	—	72,334
States and political subdivisions	215,836	15,311	(1)	231,146
Other securities	2,994	—	—	2,994

Total held-to-maturity securities	$463,935	$29,770	$(1)	$493,704

December 31, 2011
Available-for-sale
U.S. Treasury	$65,221	$548	$—	$65,769
U.S. Government-sponsored entities and agencies	171,629	1,621	(65)	173,185
Mortgage-backed securities—Agency	1,153,629	28,687	(61)	1,182,255
Mortgage-backed securities—Non-agency	90,355	418	(4,873)	85,900
States and political subdivisions	376,609	26,428	(193)	402,844
Pooled trust preferrred securities	25,461	—	(18,134)	7,327
Other securities	147,897	8,365	(2,266)	153,996

Total available-for-sale securities	$2,030,801	$66,067	$(25,592)	$2,071,276

Held-to-maturity
U.S. Government-sponsored entities and agencies	$177,159	$11,434	$—	$188,593
Mortgage-backed securities—Agency	84,075	3,305	—	87,380
States and political subdivisions	216,345	8,548	(176)	224,717
Other securities	7,011	—	(2)	7,009

Total held-to-maturity securities	$484,590	$23,287	$(178)	$507,699

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

	June 30, 2012		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$29,958	$30,218	3.69%
One to five years	90,576	95,381	3.65
Five to ten years	435,110	449,338	3.02
Beyond ten years	1,600,241	1,633,325	3.33

Total	$2,155,885	$2,208,262	3.29%

Held-to-maturity
Within one year	$3,045	$3,045	2.25%
One to five years	2,341	2,415	3.29
Five to ten years	145,765	153,132	2.94
Beyond ten years	312,784	335,112	4.50

Total	$463,935	$493,704	3.99%

The following table summarizes the investment securities with unrealized losses at June 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$36,457	$(55)	$—	$—	$36,457	$(55)
Mortgage-backed securities—Agency	25,009	(163)	—	—	25,009	(163)
Mortgage-backed securities—Non-agency	35,467	(2,996)	16,580	(576)	52,047	(3,572)
States and political subdivisions	44,944	(528)	—	—	44,944	(528)
Pooled trust preferrred securities	—	—	8,460	(16,834)	8,460	(16,834)
Other securities	6,837	(41)	6,592	(1,489)	13,429	(1,530)

Total available-for-sale	$148,714	$(3,783)	$31,632	$(18,899)	$180,346	$(22,682)

Held-to-Maturity
States and political subdivisions	$1,638	$(1)	$51	$—	$1,689	$(1)

Total held-to-maturity	$1,638	$(1)	$51	$—	$1,689	$(1)

December 31, 2011
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,935	$(65)	$—	$—	$24,935	$(65)
Mortgage-backed securities—Agency	49,016	(61)	3	—	49,019	(61)
Mortgage-backed securities—Non-agency	10,053	(353)	59,203	(4,520)	69,256	(4,873)
States and political subdivisions	9,281	(114)	1,345	(79)	10,626	(193)
Pooled trust preferrred securities	—	—	7,327	(18,134)	7,327	(18,134)
Other securities	4,516	(141)	6,218	(2,125)	10,734	(2,266)

Total available-for-sale	$97,801	$(734)	$74,096	$(24,858)	$171,897	$(25,592)

Held-to-Maturity
States and political subdivisions	$1,613	$(1)	$13,180	$(175)	$14,793	$(176)
Other securities	22	(2)	—	—	22	(2)

Total held-to-maturity	$1,635	$(3)	$13,180	$(175)	$14,815	$(178)

Proceeds from sales and calls of securities available for sale were $197.3 million and $308.7 million for the six months ended June 30, 2012 and 2011, respectively. Gains of $7.6 million and $3.0 million were realized on these sales during 2012 and 2011, respectively, and offsetting losses of $1.0 million were realized on these sales during 2011. Also included in net securities gains for the first six months of 2012 is $45 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on five non-agency mortgage-backed securities and one trust preferred security in the amount of $876 thousand, described below. Impacting earnings in the first six months of 2011 was $106 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on three non-agency mortgage-backed securities in the amount of $0.5 million.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.9 million at June 30, 2012 and $2.8 million at December 31, 2011.

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

When other-than-temporary-impairment occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. Otherwise, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of June 30, 2012, Old National’s security portfolio consisted of 1,081 securities, 53 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s non-agency mortgage-backed and pooled trust preferred securities, as discussed below:

Non-agency Mortgage-backed Securities

At June 30, 2012, the Company’s securities portfolio contained 10 non-agency collateralized mortgage obligations with a fair value of $73.7 million which had net unrealized losses of approximately $3.1 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of June 30, 2012, eight of these securities were rated below investment grade with grades ranging from B to D. One of the eight securities is rated B and has a fair value of $13.7 million, two of the securities are rated CCC with a fair value of $22.8 million, one of the securities is rated CC with a fair value of $2.3 million, one of the securities is rated C with a fair value of $16.1 million and three of the securities are rated D with a fair value of $9.2 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value ("LTV"), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $715 thousand of credit losses on five of these securities for the six months ended June 30, 2012. The fair value of these below investment grade non-agency mortgage-backed securities remaining at June 30, 2012 was $64.0 million.

Based on an analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on three non-agency mortgage-backed securities for the six months ended June 30, 2011. The fair value of these non-agency mortgage-backed securities was $84.1 million at June 30, 2011.

Pooled Trust Preferred Securities

At June 30, 2012, the Company's securities portfolio contained eight pooled trust preferred securities with a fair value of $8.5 million and unrealized losses of $16.8 million. Six of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $3.9 million with unrealized losses of $7.1 million at June 30, 2012. These securities were rated A2 and A3 at inception, but at June 30, 2012, four securities were rated C and two securities D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2012, our model indicated other-than-temporary-impairment losses on one security of $161 thousand, all of which was recorded as a credit loss in earnings. At June 30, 2012, the fair value of this security was $475 thousand and it was classified as available for sale.

Two of our pooled trust preferred securities with a fair value of $4.6 million and unrealized losses of $9.7 million at June 30, 2012 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the six months ended June 30, 2011, the seven securities subject to FASB ASC 325-10 accounted for $7.2 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment on these securities.

Two of our pooled trust preferred securities with a fair value of $3.8 million and unrealized losses of $10.4 million at June 30, 2011 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

As depicted in the table below, all eight securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities June 30, 2012 (Dollars in Thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2012	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$86	$22	$(64)	$—	14/36	45.2%	15.9%	0.0%
MM Community Funding IX	B-2	D	2,067	858	(1,209)	—	16/31	41.1%	8.3%	0.0%
Reg Div Funding 2004	B-2	D	4,017	475	(3,542)	161	24/45	45.7%	6.3%	0.0%
Pretsl XII	B-1	C	2,843	1,385	(1,458)	—	49/74	27.9%	8.0%	0.0%
Pretsl XV	B-1	C	1,695	1,115	(580)	—	49/71	32.6%	6.3%	0.0%
Reg Div Funding 2005	B-1	C	311	27	(284)	—	18/48	55.9%	30.2%	0.0%
Pretsl XXVII LTD	B	CC	4,877	1,068	(3,809)	—	33/49	28.1%	24.9%	28.5%
Trapeza Ser 13A	A2A	B	9,398	3,510	(5,888)	—	43/54	29.0%	19.4%	39.6%

			25,294	8,460	(16,834)	161

Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	956	1,054	98	—
First Empire Cap (M&T)		BB+	2,907	3,161	254	—
Fleet Cap Tr V (BOA)		BB	3,362	2,816	(546)	—
JP Morgan Chase Cap XIII		BBB	4,718	3,775	(943)	—

			11,943	10,806	(1,137)	—

Total			$37,237	$19,266	$(17,971)	$161

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2012 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
	Vintage	Lowest Credit Rating (1)	Amortized Cost	Three months ended June 30, 2012	Six months ended June 30, 2012
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$13,176	$84	$160
CWALT Ser 73CB	2005	D	2,772	117	117
HALO Ser 1R	2006	B	15,470	129	133
RAST A9	2004	CCC	9,567	142	142
RFMSI Ser S10	2006	D	3,419	147	163

			$44,404	619	715
Pooled trust preferred securities:
Reg Div Funding	2004	D	4,017	161	161

			$4,017	161	161
Total other-than-temporary-impairment recognized in earnings				$780	$876

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

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

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2012, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest Credit	Amortized	Six Months June 30,	Year ended December 31,			Life-to
	Vintage	Rating (1)	Cost	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$13,176	$160	$—	$79	$63	$302
CWALT Ser 73CB	2005	D	2,772	117	—	207	83	407
CWALT Ser 73CB	2005	D	3,980	—	—	427	182	609
CWHL 2006-10 (3)	2006	—	—	—	—	309	762	1,071
CWHL 2005-20	2005	CC	2,168	—	—	39	72	111
FHASI Ser 4	2007	C	16,803	—	340	629	223	1,192
HALO Ser 1R	2006	B	15,470	133	16	—	—	149
RFMSI Ser S9 (2)	2006	—	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	3,419	163	165	76	249	653
RALI QS2 (2)	2006	—	—	—	—	278	739	1,017
RAST A9	2004	CCC	9,567	142	—	—	—	142
RFMSI S1(4)	2006	—	—	—	—	30	176	206

			67,355	715	521	2,997	4,429	8,662
Pooled trust preferred securities:
TROPC	2003	C	86	—	888	444	3,517	4,849
MM Community Funding IX	2003	D	2,067	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,017	161	—	321	5,199	5,681
Pretsl XII	2003	C	2,843	—	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	—	3,767	3,767

			11,019	161	888	930	20,366	22,345
Total other-than-temporary- impairment recognized in earnings				$876	$1,409	$3,927	$24,795	$31,007

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Sold during fourth quarter 2010.
(3)	Sold during first quarter 2011.
(4)	Sold during second quarter 2012.

NOTE 7 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At June 30, 2012 and December 31, 2011, Old National had residential loans held for sale of $4.4 million and $4.5 million, respectively.

During the first six months of 2012, commercial and commercial real estate loans held for investment of $1.6 million, including $1.5 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.2 million, resulting in a charge-off of $0.1 million and a recovery of $0.7 million. At June 30, 2012, there were no loans held for sale under this arrangement.

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

NOTE 8 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Most of Old National's lending activity occurs within the Company's principal geographic markets of Indiana, Illinois and Kentucky. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.

The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Commercial (1)	$1,205,532	$1,216,654
Commercial real estate:
Construction	64,910	46,141
Other	977,671	1,021,229
Residential real estate	1,122,800	995,458
Consumer credit:
Heloc	220,565	235,603
Auto	511,706	483,575
Other	123,115	142,183
Covered loans	489,331	626,360

Total loans	4,715,630	4,767,203
Allowance for loan losses	(50,424)	(57,117)
Allowance for loan losses—covered loans	(4,336)	(943)

Net loans	$4,660,870	$4,709,143

(1)	Includes direct finance leases of $68.9 million at June 30, 2012 and $79.6 million at December 31, 2011.

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

Commercial real estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, Old National avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Old National’s activity in the allowance for loan losses for the three months ended June 30, 2012 and 2011 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012

Allowance for loan losses:
Beginning balance	$18,094	$27,818	$5,646	$4,358	—	$55,916
Charge-offs	(1,972)	(718)	(2,125)	(360)	—	(5,175)
Recoveries	849	1,553	1,188	36	—	3,626
Provision	879	(32)	(27)	(427)	—	393

Ending balance	$17,850	$28,621	$4,682	$3,607	—	$54,760

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$27,190	$32,550	$10,280	$2,729	—	$72,749
Charge-offs	(3,838)	(2,274)	(2,465)	(325)	—	(8,902)
Recoveries	1,302	316	1,468	49	—	3,135
Provision	1,375	1,898	(725)	659	—	3,207

Ending balance	$26,029	$32,490	$8,558	$3,112	—	$70,189

Old National’s activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012

Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(3,240)	(4,093)	(4,550)	(920)	—	(12,803)
Recoveries	2,293	2,121	2,525	115	—	7,054
Provision	(1,167)	3,600	(247)	263	—	2,449

Ending balance	$17,850	$28,621	$4,682	$3,607	—	$54,760

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(5,169)	(2,981)	(5,853)	(1,173)	—	(15,176)
Recoveries	2,135	984	3,326	92	—	6,537
Provision	2,859	1,833	(57)	1,884	—	6,519

Ending balance	$26,029	$32,490	$8,558	$3,112	—	$70,189

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2012 and December 31, 2011 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
June 30, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,546	$4,841	$5	$3	—	$11,395

Ending balance: collectively evaluated for impairment	$10,495	$16,476	$3,597	$2,703	—	$33,271

Ending balance: loans acquired with deteriorated credit quality	$453	$4,250	224	$831	—	$5,758

Ending balance: covered loans acquired with deteriorated credit quality	$356	$3,054	$856	$70	—	$4,336

Total allowance for credit losses	$17,850	$28,621	$4,682	$3,607	—	$54,760

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$28,840	$34,422	—	—	—	$63,262

Ending balance: collectively evaluated for impairment	$1,176,229	$992,534	$855,386	$1,122,800	—	$4,146,949

Ending balance: loans acquired with deteriorated credit quality	$463	$15,625	—	—	—	$16,088

Ending balance: covered loans acquired with deteriorated credit quality	$75,925	$261,720	$111,285	$40,401	—	$489,331

Total loans and leases outstanding	$1,281,457	$1,304,301	$966,671	$1,163,201	—	$4,715,630

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$7,015	$4,177	—	—	—	$11,192

Ending balance: collectively evaluated for impairment	$12,816	$21,397	$6,335	$2,752	—	$43,300

Ending balance: loans acquired with deteriorated credit quality	$128	$1,288	$445	$764	—	$2,625

Ending balance: covered loans acquired with deteriorated credit quality	$5	$131	$174	$633	—	$943

Total allowance for credit losses	$19,964	$26,993	$6,954	$4,149	—	$58,060

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$31,838	$43,225	—	—	—	$75,063

Ending balance: collectively evaluated for impairment	$1,183,675	$1,002,105	$861,361	$995,458	—	$4,042,599

Ending balance: loans acquired with deteriorated credit quality	$1,141	$22,040	—	—	—	$23,181

Ending balance: covered loans acquired with deteriorated credit quality	$124,755	$325,934	$128,700	$46,971	—	$626,360

Total loans and leases outstanding	$1,341,409	$1,393,304	$990,061	$1,042,429	—	$4,767,203

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

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of June 30, 2012 and December 31, 2011, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Assigned Grade	2012	2011	2012	2011	2012	2011
Grade:
Pass	$1,113,539	$1,103,556	$43,096	$16,841	$855,632	$895,543
Criticized	46,057	36,212	13,437	13,605	43,586	30,331
Classified - substandard	16,202	41,695	3,503	10,147	25,264	34,478
Classified - doubtful	29,734	35,191	4,874	5,548	53,189	60,877

Total	$1,205,532	$1,216,654	$64,910	$46,141	$977,671	$1,021,229

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2012 and December 31, 2011, excluding covered loans:

June 30, 2012	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$219,537	$510,251	$121,600	$1,113,928
Nonperforming	1,028	1,455	1,515	8,872

	$220,565	$511,706	$123,115	$1,122,800

December 31, 2011	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$234,334	$481,632	$140,605	$985,211
Nonperforming	1,269	1,943	1,578	10,247

	$235,603	$483,575	$142,183	$995,458

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National's policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the six months ended June 30, 2012 and 2011, the average balance of impaired loans was $72.0 million and $62.0 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of June 30, 2012 and December 31, 2011. Of the loans purchased during 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $3.8 million migrated to classified-doubtful during the second quarter of 2012. Purchased loans of $24.0 million migrated to classified-doubtful during the year ended December 31, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2012
With no related allowance recorded:
Commercial	$6,691	$8,605	$—
Commercial Real Estate - Construction	1,662	2,750	—
Commercial Real Estate - Other	13,324	19,337	—
With an allowance recorded:
Commercial	20,985	24,912	6,569
Commercial Real Estate - Construction	807	915	53
Commercial Real Estate - Other	25,542	29,296	5,970

Total Commercial	$69,011	$85,815	$12,592

December 31, 2011
With no related allowance recorded:
Commercial	$10,094	$13,047	$—
Commercial Real Estate - Construction	610	610	—
Commercial Real Estate - Other	18,136	27,372	—
With an allowance recorded:
Commercial	21,744	24,928	7,143
Commercial Real Estate - Construction	2,256	3,327	12
Commercial Real Estate - Other	22,223	24,792	5,453

Total Commercial	$75,063	$94,076	$12,608

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended June 30, 2012 and 2011 are included in the tables below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
June 30, 2012
With no related allowance recorded:
Commercial	$7,525	$(4)
Commercial Real Estate - Construction	987	—
Commercial Real Estate - Other	14,241	33
With an allowance recorded:
Commercial	20,831	39
Commercial Real Estate - Construction	1,593	—
Commercial Real Estate - Other	26,544	44

Total Commercial	$71,721	$112

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
June 30, 2011
With no related allowance recorded:
Commercial	$8,893	$46
Commercial Real Estate - Construction	1,395	—
Commercial Real Estate - Other	25,443	53
With an allowance recorded:
Commercial	24,838	88
Commercial Real Estate - Construction	221	3
Commercial Real Estate - Other	28,226	159

Total Commercial	$89,016	$349

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the six months ended June 30, 2012 and 2011 are included in the tables below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
June 30, 2012
With no related allowance recorded:
Commercial	$8,393	$—
Commercial Real Estate - Construction	1,136	—
Commercial Real Estate - Other	15,730	43
With an allowance recorded:
Commercial	21,365	68
Commercial Real Estate - Construction	1,532	2
Commercial Real Estate - Other	23,883	55

Total Commercial	$72,039	$168

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
June 30, 2011
With no related allowance recorded:
Commercial	$5,529	$90
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	8,821	105
With an allowance recorded:
Commercial	21,756	86
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	25,872	134

Total Commercial	$61,978	$415

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of June 30, 2012 and December 31, 2011 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
June 30, 2012
Commercial	$2,560	$262	$100	$28,822	$31,744	$1,173,788
Commercial Real Estate:
Construction	—	—	—	4,580	4,580	60,330
Other	1,660	232	51	53,189	55,132	922,539
Consumer:
Heloc	450	167	—	1,028	1,645	218,920
Auto	3,566	678	112	1,455	5,811	505,895
Other	1,577	513	15	1,515	3,620	119,495
Residential	6,543	1,671	—	8,872	17,086	1,105,714
Covered loans	2,247	802	588	141,080	144,717	344,614

Total loans	$18,603	$4,325	$866	$240,541	$264,335	$4,451,295

December 31, 2011
Commercial	$2,755	$357	$358	$34,104	$37,574	$1,179,080
Commercial Real Estate:
Construction	—	164	—	5,425	5,589	40,552
Other	7,466	413	279	60,762	68,920	952,309
Consumer:
Heloc	706	186	151	1,269	2,312	233,291
Auto	5,745	1,276	246	1,943	9,210	474,365
Other	2,002	463	76	1,578	4,119	138,064
Residential	7,950	1,839	—	10,247	20,036	975,422
Covered loans	5,446	2,033	2,338	182,880	192,697	433,663

Total loans	$32,070	$6,731	$3,448	$298,208	$340,457	$4,426,746

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2012, these loans totaled $179.8 million, of which $96.8 million had been sold to other financial institutions and $83.0 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder's share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring ("TDR") has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At June 30, 2012, our troubled debt restructurings consisted of $7.6 million of commercial loans, $10.5 million of commercial real estate loans, $0.2 million of consumer loans and $0.3 million of residential loans, totaling $18.6 million. Approximately $16.9 million of the troubled debt restructuring at June 30, 2012 were included with nonaccrual loans. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans, totaling $13.0 million. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans.

As of June 30, 2012 and December 31, 2011, Old National has allocated $3.8 million and $1.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of June 30, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2012:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	19	$2,921	$2,921
Commercial Real Estate—construction	1	294	294
Commercial Real Estate—other	17	6,466	6,466
Consumer —other	8	378	378

Total	45	$10,059	$10,059

The troubled debt restructurings described above increased the allowance for loan losses by $0.4 million and resulted in charge-offs of $0.8 million during the six months ended June 30, 2012.

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

The following table presents loans by class modified as troubled debt restructuring within the last twelve months for which there was a payment default during the six months ended June 30, 2012.

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial Real Estate	2	$322

Total	2	$322

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

The terms of certain other loans were modified during the six months ended June 30, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company's internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

(dollars in thousands)	June 30, 2012	December 31, 2011
Commercial	$529	$1,143
Commercial real estate	18,886	23,059
Consumer	29,896	41,064
Residential	168	418

Carrying amount	$49,479	$65,684

Carrying amount, net of allowance	$47,713	$63,982

Allowance for loan losses	$1,766	$1,702

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $91.4 million and $111.4 million as of June 30, 2012 and December 31, 2011, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference that is expected to be accreted into future earnings of the Company totaled $13.4 million at the date of acquisition. Accretion of $6.0 million has been recorded as loan interest income through the six months ended June 30, 2012. Accretion of $15.3 million was recorded as loan interest income in 2011. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	Total
Balance at January 1, 2012	$15,508	$5,871	$21,379
New loans purchased	—	—	—
Accretion of income	(4,843)	(1,171)	(6,014)
Reclassifications from (to) nonaccretable difference	4,894	(120)	4,774
Disposals/other adjustments	415	(108)	307

Balance at June 30, 2012	$15,974	$4,472	$20,446

Included in Old National's allowance for loan losses is $1.8 million related to the purchased loans disclosed above for the first six months of 2012. Included in Old National's allowance for loan losses was $1.7 million related to the purchased loans in 2011. An immaterial amount of allowances for loan losses were reversed during 2012 and 2011 related to these loans.

Purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(dollars in thousands)	Monroe Bancorp	Integra Bank
Contractually required payments	$94,714	$921,856
Nonaccretable difference	(45,157)	(226,426)

Cash flows expected to be collected at acquisition	49,557	695,430
Accretable yield	(6,971)	(98,487)

Fair value of acquired loans at acquisition	$42,586	$596,943

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $489.3 million at June 30, 2012. The composition of covered loans by lending classification was as follows:

	At June 30, 2012
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$40,674	$35,251	$75,925
Commercial real estate	242,551	19,169	261,720
Residential	39,773	628	40,401
Consumer	31,621	79,664	111,285

Covered loans	354,619	134,712	489,331
Allowance for loan losses	(4,336)	—	(4,336)

Covered loans, net	$350,283	$134,712	$484,995

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $641.2 million and $726.8 million as of June 30, 2012 and December 31, 2011, respectively.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics which were treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. These prospective yield adjustments are partially offset as Old National will recognize a corresponding decrease in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)
Balance at January 1, 2012	$92,053
New loans purchased	—
Accretion of income	(26,102)
Reclassifications from (to) nonaccretable difference	35,678
Disposals/other adjustments	(1,326)

Balance at June 30, 2012	$100,303

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)
Indemnification Asset
Balance at January 1, 2012	$147,566
Adjustments not reflected in income:
Established through acquisitions	—
Reclass to loss claims receivable	(20,608)
Other	—
Adjustments reflected in income:
(Amortization) accretion	(7,270)
Other adjustments in loss expectations	8,029

Balance at June 30, 2012	$127,717

(dollars in thousands)
Loss Share Receivable
Balance at January 1, 2012	$20,148
Established through acquisitions	—
Reclass from indemnification asset	20,608
Cash received from FDIC	(32,433)

Balance at June 30, 2012	$8,323

NOTE 10 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at June 30, 2012 and December 31, 2011:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, December 31, 2011	$7,119	$30,443
Additions	7,309	6,807
Sales	(2,227)	(4,720)
Gains (losses)/Write-downs	(1,436)	(10,360)

Balance, June 30, 2012	$10,765	$22,170

(1)	Includes $0.4 million of repossessed personal property at June 30, 2012.

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

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2012 and 2011:

(dollars in thousands)	Community Banking	Other	Total
Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	—	—	—

Balance, June 30, 2012	$212,412	$40,765	$253,177

Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	67,536	893	68,429

Balance, June 30, 2011	$195,547	$40,766	$236,313

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

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2012 and December 31, 2011 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
June 30, 2012
Amortized intangible assets:
Core deposit	$39,265	$(23,375)	$15,890
Customer business relationships	26,411	(17,221)	9,190
Customer trust relationships	3,622	(737)	2,885
Customer loan relationships	4,413	(2,173)	2,240

Total intangible assets	$73,711	$(43,506)	$30,205

December 31, 2011
Amortized intangible assets:
Core deposit	$39,265	$(20,815)	$18,450
Customer business relationships	25,897	(16,312)	9,585
Customer trust relationships	3,622	(474)	3,148
Customer loan relationships	4,413	(1,972)	2,441

Total intangible assets	$73,197	$(39,573)	$33,624

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 25 years. During the second quarter of 2012, Old National increased customer business relationships by $0.5 million related to the purchase of an insurance book of business, which is included in the “Other” segment. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the second quarter of 2011, Old National reduced customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Other” segment. During the third quarter of 2011, Old National recorded $4.3 million of core deposit intangibles associated with the acquisition of Integra Bank, which is included in the “Community Banking” segment. During the fourth quarter of 2011, Old National recorded $0.3 million of customer business relationships associated with the purchase of an insurance book of business and took accelerated amortization of $0.7 million on its core deposit intangible related to the sale of the former Chicago-area Integra branches. Total amortization expense associated with other intangible assets for the six months ended June 30 was $3.9 million in 2012 and $3.8 million in 2011.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2012 remaining	$4,423
2013	6,536
2014	5,302
2015	4,258
2016	3,405
Thereafter	6,281

Total	$30,205

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National's short-term borrowings and related weighted-average interest rates as of June 30, 2012:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements	Other Short-term Borrowings	Total
2012

Outstanding at June 30, 2012	$919	$345,081	$—	$346,000
Average amount outstanding	52,568	308,846	18	361,432
Maximum amount outstanding at any month-end	231,202	345,081	—
Weighted average interest rate:
During six months ended June 30, 2012	0.14%	0.14%	7.55%	0.14%
At June 30, 2012	0.15	0.26	—	0.26

Other Short-term Borrowings

At December 31, 2011, Old National had a $114 thousand note payable to a life insurance company which was assumed as part of the Integra Bank acquisition and matured in January 2012. This note payable carried an effective interest rate of 7.26%.

NOTE 13 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Old National Bancorp:
Junior subordinated debenture (variable rates of 2.06% to 2.21%) maturing March 2035 to June 2037	$13,000	$16,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	—	13,000
ASC 815 fair value hedge and other basis adjustments	(3,376)	(3,003)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.75%) maturing April 2013 to January 2023	207,312	208,360
Capital lease obligation	4,236	4,261
ASC 815 fair value hedge and other basis adjustments	2,542	2,156

Total other borrowings	$273,714	$290,774

Contractual maturities of other borrowings at June 30, 2012, were as follows:

(dollars in thousands)
Due in 2012	$25
Due in 2013	75,650
Due in 2014	92,528
Due in 2015	16,763
Due in 2016	17,430
Thereafter	72,152
ASC 815 fair value hedge and other basis adjustments	(834)

Total	$273,714

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 3.30% and 3.30% at June 30, 2012, and December 31, 2011, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

SUBORDINATED NOTES

In 2011, Old National acquired Monroe Bancorp. Included in the acquisition was $13 million of 10% subordinated notes. As shown in the table above, these subordinated notes were due to mature June 2019. Old National redeemed the notes, in whole, on June 30, 2012.

JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes, subject to certain limitations.

ONB Capital Trust II issued $100 million in preferred securities in April 2002. Old National guaranteed the payment of distributions on the trust preferred securities issued by ONB Capital Trust II. The preferred securities had a liquidation amount of $25 per share with a cumulative annual distribution rate of 8.0% or $2.00 per share payable quarterly and maturing on April 15, 2032. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by ONB Capital Trust II. On November 9, 2010, Old National's Board of Directors approved the redemption of the junior subordinated debentures. As a result of the redemption of the debentures, the trustee of ONB Capital Trust II redeemed all $100 million of the 8% trust preferred securities on December 15, 2010. The $3.0 million remaining balance of the unamortized issuance costs at the time of the redemption were expensed.

In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carried a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. Old National redeemed these junior subordinated notes as of June 30, 2012. As a result of the redemption of the junior subordinated notes, the trustee of St. Joseph Capital Trust I redeemed all $3.0 million of its preferred securities. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities had a cumulative annual distribution rate of 6.27% until March 2010 and now carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National, at any time, may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities.

In 2011, Old National acquired Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II in conjunction with its acquisition of Monroe Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II. Monroe Bancorp Capital Trust I issued $3.0 million in preferred securities in July 2006. The preferred securities carried a fixed rate of interest of 7.15% until October 7, 2011 and thereafter a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Capital Trust I. Monroe Bancorp Statutory Trust II issued $5.0 million in preferred securities in March 2007. The preferred securities carried a fixed rate of interest of 6.52% until June 15, 2012 and thereafter a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Statutory Trust II. Old National, at any time, may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole or in part.

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

At June 30, 2012, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2012 remaining	$195
2013	390
2014	410
2015	410
2016	410
Thereafter	10,084

Total minimum lease payments	11,899
Less amounts representing interest	7,663

Present value of net minimum lease payments	$4,236

NOTE 14 – EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the "Retirement Plan") that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National's policy is to contribute at least the minimum funding requirement determined by the plan's actuary. Old National expects to contribute approximately $199 thousand to the Retirement Plan in 2012.

Old National also maintains an unfunded pension restoration plan (the "Restoration Plan") which provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration Plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2005, is supported by contributions from the Company.

Old National contributed $105 thousand to cover benefit payments from the Restoration Plan during the first six months of 2012. Old National expects to contribute an additional $60 thousand to cover benefit payments from the Restoration Plan during the remainder of 2012.

The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Interest cost	$493	$525	$986	$1,050
Expected return on plan assets	(587)	(676)	(1,173)	(1,352)
Recognized actuarial loss	1,007	689	2,013	1,378
Settlement	—	391	—	604

Net periodic benefit cost	$913	$929	$1,826	$1,680

NOTE 15 – STOCK-BASED COMPENSATION

At June 30, 2012, Old National had 3.9 million shares remaining available for issuance under the Company's Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock.

Stock Options

The Company did not grant any stock options during the first six months of 2012. Old National recorded $6 thousand of stock based compensation expense, net of tax, during the first six months of 2012 as compared to $41 thousand for the first six months of 2011.

In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

Restricted Stock Awards

The Company granted 54 thousand time-based restricted stock awards to certain key officers during the first six months of 2012, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2012, unrecognized compensation expense was estimated to be $1.4 million for unvested restricted share awards.

Old National recorded expense of $0.1 million, net of tax, during the first six months of 2012, compared to expense of $0.4 million during the first six months of 2011 related to the vesting of restricted share awards. Included in the first six months of 2012 is the reversal of $0.4 million of expense associated with certain performance-based restricted stock grants.

Restricted Stock Units

The Company granted 218 thousand shares of performance based restricted stock units to certain key officers during the first six months of 2012, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.

Old National recorded $0.7 million of stock based compensation expense, net of tax, during the first six months of 2012. Old National recorded $0.4 million of stock based compensation expense, net of tax, during the first six months of 2011. Included in the first six months of 2012 is the reversal of $20 thousand of expense associated with certain performance-based restricted stock grants. Included in the first six months of 2011 is the reversal of $13 thousand of expense associated with certain performance-based restricted stock grants.

NOTE 16 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Provision at statutory rate of 35%	$13,333	$8,030	$23,855	$15,363
Tax-exempt income	(2,636)	(2,370)	(5,146)	(4,761)
State income taxes	1,133	702	2,027	1,096
Interim period effective rate adjustment	(723)	(3)	(706)	(799)
Other, net	(218)	(432)	(801)	(454)

Income tax expense	$10,889	$5,927	$19,229	$10,445

Effective tax rate	28.6%	25.8%	28.2%	23.8%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2012 and 2011 based on the current estimate of the effective annual rate.

For the six months ended June 30, 2012, the effective tax rate was higher than the six months ended June 30, 2011. The higher tax rate is the result of higher projected pre-tax book income while tax-exempt income is projected to remain relatively stable.

No valuation allowance was recorded at June 30, 2012 and 2011 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2012	2011
Balance at January 1	$4,145	$4,553
Additions (reductions) based on tax positions related to the current year	1	3

Balance at June 30	$4,146	$4,556

Approximately $0.35 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $92.5 million and $192.5 million at June 30, 2012 and December 31, 2011, respectively. The June 30, 2012 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. The December 31, 2011 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2012, the notional amount of the interest rate lock commitments and forward commitments were $11.3 million and $14.1 million, respectively. At December 31, 2011, the notional amount of the interest rate lock commitments and forward commitments were $8.7 million and $10.2 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $430.5 million and $430.5 million, respectively, at June 30, 2012. At December 31, 2011, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $448.5 million and $448.5 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2012		December 31, 2011
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,580	Other assets	$7,444

Total derivatives designated as hedging instruments		$7,580		$7,444

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$33,062	Other assets	$36,755
Mortgage contracts	Other assets	311	Other assets	216

Total derivatives not designated as hedging instruments		$33,373		$36,971

Total derivative assets		$40,953		$44,415

	Liability Derivatives
	June 30, 2012		December 31, 2011
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$33,601	Other liabilities	$37,332

Total derivatives not designated as hedging instruments		$33,601		$37,332

Total derivative liabilities		$33,601		$37,332

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011 are as follows:

(dollars in thousands)		Three months ended June 30, 2012	Three months ended June 30, 2011
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$552	$709
Interest rate contracts (2)	Other income / (expense)	222	222

Total		$774	$931

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$401

Total		$—	$401

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$28	$(1)
Mortgage contracts	Mortgage banking revenue	(53)	(77)

Total		$(25)	$(78)

(dollars in thousands)		Six months ended June 30, 2012	Six months ended June 30, 2011
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,173	$1,461
Interest rate contracts (2)	Other income / (expense)	393	369

Total		$1,566	$1,830

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$241	$787

Total		$241	$787

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$38	$184
Mortgage contracts	Mortgage banking revenue	94	(21)

Total		$132	$163

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2010, Old National was named in a class action lawsuit challenging Old National Bank's checking account practices associated with the assessment of overdraft fees. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which names additional plaintiffs and amends certain claims. The plaintiffs seek damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which has not yet been ruled upon.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.

In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of June 30, 2012, $32.1 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.2 million per year.

In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of June 30, 2012, Old National had closed 24 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.

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

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. ("Integra") in an FDIC assisted transaction. The physical branch locations and leases were not immediately acquired by Old National in the acquisition. Old National had an option, exercisable for 90 days following the closing of the acquisition, to acquire, at fair value, any bank premises that were owned by, and to assume any leases relating to bank premises held by Integra. Old National reviewed the bank premises and related leases of Integra and acquired 17 of the Integra facilities. Rent expense of $2.0 million was recorded during 2011 related to the leased properties prior to their closure.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National's banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.190 billion and standby letters of credit of $59.2 million at June 30, 2012. At June 30, 2012, approximately $1.151 billion of the loan commitments had fixed rates and $39 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2012 and December 31, 2011, the balance of the allowance for unfunded loan commitments was $3.3 million and $4.8 million, respectively.

At June 30, 2012 and December 31, 2011, Old National had credit extensions of $18.5 million and $24.2 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National's clients. At June 30, 2012 and December 31, 2011, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $13.7 million and $17.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19 — FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2012, the notional amount of standby letters of credit was $59.2 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2011, the notional amount of standby letters of credit was $73.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at June 30, 2012.

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

Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

(dollars in thousands)	Community Banking	Treasury	Other	Total
Three months ended June 30, 2012
Net interest income	$66,866	$(5,508)	$14,615	$75,973
Provision for loan losses	(3,466)	—	3,859	393
Noninterest income	27,212	7,919	13,411	48,542
Noninterest expense	61,005	2,331	22,691	86,027
Income (loss) before income taxes	36,539	80	1,476	38,095
Total assets	4,593,862	3,608,140	487,554	8,689,556

Three months ended June 30, 2011
Net interest income	$73,975	$(11,035)	$(621)	$62,319
Provision for loan losses	3,207	—	—	3,207
Noninterest income	30,173	1,633	11,783	43,589
Noninterest expense	69,066	363	10,329	79,758
Income (loss) before income taxes	31,875	(9,765)	833	22,943
Total assets	4,405,806	3,518,480	94,562	8,018,848

Six months ended June 30, 2012
Net interest income	$136,298	$(11,898)	$25,846	$150,246
Provision for loan losses	(3,720)	—	6,169	2,449
Noninterest income	53,948	10,375	33,352	97,675
Noninterest expense	122,824	4,443	50,047	177,314
Income (loss) before income taxes	71,142	(5,966)	2,982	68,158
Total assets	4,593,862	3,608,140	487,554	8,689,556

Six months ended June 30, 2011
Net interest income	$143,064	$(18,206)	$(1,172)	$123,686
Provision for loan losses	6,519	—	—	6,519
Noninterest income	52,189	4,060	30,161	86,410
Noninterest expense	131,243	1,777	26,663	159,683
Income (loss) before income taxes	57,491	(15,923)	2,326	43,894
Total assets	4,405,806	3,518,480	94,562	8,018,848

Included in net interest income for the three and six months ended June 30, 2012 in the “Community Banking” segment is approximately $6.3 million and $13.3 million, respectively, and in the “Other” segment is approximately $10.1 million and $19.2 million, respectively, associated with the acquisition of Integra Bank. Noninterest expense for the three and six months ended June 30, 2012 includes $2.4 million and $5.2 million, respectively, of costs in the “Community Banking” segment and $1.8 million and $11.8 million, respectively, of costs in the “Other” segment associated with the addition of Integra Bank. Included in income before income taxes for the three and six months ended June 30, 2012 is $9.5 million and $17.2 million, respectively, in the “Community Banking” segment and $1.1 million and $3.9 million, respectively, in the “Other” segment associated with the addition of Integra Bank.

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

•	Level 3 – Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$2,918	$2,918	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,598	15,598	—	—
U.S. Government-sponsored entities and agencies	347,289	—	347,289	—
Mortgage-backed securities — Agency	1,140,942	—	1,140,942	—
Mortgage-backed securities — Non-agency	73,747	—	73,747	—
States and political subdivisions	462,065	—	461,076	989
Pooled trust preferred securities	8,460	—	—	8,460
Other securities	160,161	—	160,161	—
Residential loans held for sale	4,366	—	4,366	—
Derivative assets	40,953	—	40,953	—
Financial Liabilities
Derivative liabilities	33,601	—	33,601	—

		Fair Value Measurements at December 31, 2011 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$2,816	$2,816	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,769	65,769	—	—
U.S. Government-sponsored entities and agencies	173,185	—	173,185	—
Mortgage-backed securities — Agency	1,182,255	—	1,182,255	—
Mortgage-backed securities — Non-agency	85,900	—	85,900	—
States and political subdivisions	402,844	—	401,538	1,306
Pooled trust preferred securities	7,327	—	—	7,327
Other securities	153,996	—	153,996	—
Residential loans held for sale	4,528	—	4,528	—
Derivative assets	44,415	—	44,415	—
Financial Liabilities
Derivative liabilities	37,332	—	37,332	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2012	$7,327	$1,306
Accretion/(amortization) of discount or premium	8	3
Payments received	(43)	—
Matured securities	—	(320)
Credit loss write-downs	(161)	—
Increase/(decrease) in fair value of securities	1,329	—

Ending balance, June 30, 2012	$8,460	$989

Included in the income statement are $11 thousand of income included in interest income from the accretion of discounts on securities and $161 thousand of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders' equity, and a decrease in other assets related to the tax impact.

$1.3 million of state and political subdivision securities were transferred to Level 3 as of December 31, 2011 because Old National could no longer obtain evidence of observable inputs. There have been no transfers to Level 3 in 2012.

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

Included in the income statement is $35 thousand of expense included in interest income from the amortization of premiums on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders' equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2012	Techniques	Input	Average)
Pooled trust preferred securities	$8,460	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% – 32% (8%)
			Expected asset recoveries (c)	3% – 21% (14%)
State and political subdivision securities	989	Discounted cash flow	No unobservable inputs Illiquid local municipality issuance Old National owns 100% Carried at par	NA

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$21,450	—	—	$21,450
Commercial real estate loans	20,205	—	—	20,205
Foreclosed Assets
Commercial real estate	31,292	—	—	31,292
Residential	1,290	—	—	1,290
Repossessed personal property	353	—	—	353

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $53.2 million, with a valuation allowance of $11.5 million at June 30, 2012. Old National recorded $4.0 million of provision expense associated with these loans for the six months ended June 30, 2012.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $32.9 million, which is made up of the outstanding balance of $49.0 million net of a valuation allowance of $16.1 million at June 30, 2012. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 0% to 45% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were write-downs of other real estate owned of $11.8 million in the first six months of 2012.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2012	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$21,450	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% – 50% (25%)
Commercial real estate loans	20,205	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Foreclosed Assets
Commercial real estate	31,292	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Residential	1,290	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 45% (25%)
Repossessed personal property	353	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% – 25% (15%)

Collateral dependent loans, other real estate owned and other repossessed property are valued based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted depending on the type of property and the type of appraisal (market value vs. liquidation value).

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $34 thousand and $65 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2012, respectively. Included in the income statement are $51 thousand and $100 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2011, respectively.

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

As of June 30, 2012, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$4,366	$136	$4,230

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2012:

Changes in Fair Value for the Three Months ended June 30, 2012, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$83	$—	$—	$83

Changes in Fair Value for the Six Months ended June 30, 2012, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$37	$—	$—	$37

As of June 30, 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at June 30, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$263,046	$263,046	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	175,568	—	187,230	—
Mortgage-backed securities — Agency	69,537	—	72,334	—
State and political subdivisions	215,836	—	231,146	—
Other securities	2,994	—	2,994	—
Federal Home Loan Bank stock	30,835	—	30,835	—
Loans, net (including covered loans):
Commercial	1,263,607	—	—	1,306,848
Commercial real estate	1,275,680	—	—	1,329,108
Residential real estate	1,158,519	—	—	1,247,048
Consumer credit	963,064	—	—	999,676
FDIC indemnification asset	127,717	—	—	103,654
Accrued interest receivable	44,163	21	20,418	23,724

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,847,904	$1,847,904	$—	$—
NOW, savings and money market deposits	3,570,538	3,570,538	—	—
Time deposits	1,251,831	—	1,281,957	—
Short-term borrowings:
Federal funds purchased	919	919	—	—
Repurchase agreements	345,081	345,081	—	—
Other borrowings:
Junior subordinated debenture	13,000	—	7,429	—
Repurchase agreements	50,000	—	54,031	—
Federal Home Loan Bank advances	207,312	—	—	207,312
Capital lease obligation	4,236	—	5,285	—
Accrued interest payable	3,919	—	3,919	—
Standby letters of credit	409	—	—	409

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,712

(dollars in thousands)	Carrying Value	Fair Value
December 31, 2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$222,872	$222,872
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	177,159	188,593
Mortgage-backed securities — Agency	84,075	87,380
State and political subdivisions	216,345	224,717
Other securities	7,011	7,009
Federal Home Loan Bank stock	30,835	30,835
Loans, net (including covered loans):
Commercial	1,321,445	1,366,316
Commercial real estate	1,366,311	1,421,941
Residential real estate	1,038,280	1,124,222
Consumer credit	983,107	1,014,807
FDIC indemnification asset	147,566	142,078
Accrued interest receivable	44,801	44,801

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,728,546	$1,728,546
NOW, savings and money market deposits	3,435,353	3,435,353
Time deposits	1,447,664	1,481,854
Short-term borrowings:
Federal funds purchased	103,010	103,010
Repurchase agreements	321,725	321,722
Other short-term borrowings	114	114
Other borrowings:
Junior subordinated debenture	16,000	12,697
Subordinated notes	13,000	12,999
Repurchase agreements	50,000	54,484
Federal Home Loan Bank advances	208,360	225,711
Capital lease obligation	4,261	5,079
Accrued interest payable	5,239	5,239
Standby letters of credit	431	431

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,720

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

Accrued interest receivable and payable: The carrying amount approximates fair value and is aligned with the underlying assets or liabilities (Level 1, Level 2 or Level 3).

Deposits: The fair value of noninterest-bearing demand deposits and savings, NOW and money market deposits is the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits with similar remaining maturities (Level 2).

Short-term borrowings: Federal funds purchased and other short-term borrowings generally have an original term to maturity of 30 days or less and, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of securities sold under agreements to repurchase is determined using end of day market prices (Level 1).

Other borrowings: The fair value of medium-term notes, subordinated debt and senior bank notes is determined using market quotes (Level 2). The fair value of FHLB advances is determined using calculated prices for new FHLB advances with similar risk characteristics (Level 3). The fair value of other debt is determined using comparable security market prices or dealer quotes (Level 2).

Standby letters of credit: Fair values for standby letters of credit are based on fees currently charged to enter into similar agreements. The fair value for standby letters of credit was recorded in "Accrued expenses and other liabilities" on the consolidated balance sheet in accordance with FASB ASC 460-10 (FIN 45) (Level 3).

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

PART I. FINANCIAL INFORMATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011, and financial condition as of June 30, 2012, compared to June 30, 2011, and December 31, 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the second quarter of 2012, net income was $27.2 million, or $0.29 per share. This compares favorably to the $17.0 million, or $0.18 per share reported in the second quarter of 2011. The increase in earnings year over year is primarily the result of our acquisition of Integra Bank, our first FDIC-assisted transaction, which closed on July 29, 2011. During the second quarter of 2012, we continued to benefit from the accretion associated with the purchased credit impaired loans and other purchase accounting adjustments. In addition, the Company reported net securities gains of $6.2 million during the second quarter of 2012 compared to $0.5 million a year ago.

Old National recorded organic loan growth of $112.2 million during the quarter. This growth was partially offset by a decrease of $59.3 million in covered loans acquired from Integra as we continue to work through these credits. The quarter’s loan growth is notable because improvement was seen in every loan category including commercial and commercial real estate, consumer and residential.

Management continues to focus on strategies to increase revenue and reduce expense in our operations. Second quarter results include $1.7 million of cost associated with efficiency initiatives associated with our distribution system. The Company expects to have similar charges in the third and fourth quarters of 2012 as these and other efficiency initiatives continue to progress.

In addition, the Company continues to actively pursue partnership opportunities to improve our deposit franchise within our geographic operating footprint. As previously announced, Old National agreed to acquire Indiana Community Bancorp in an all stock transaction. Indiana Community Bancorp is an Indiana bank holding company with Indiana Bank and Trust Company (“IBTC”) as its wholly owned subsidiary. Headquartered in Columbus, Indiana, IBTC has 17 full-service banking centers serving the South Central Indiana area and approximately $985 million in assets. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp will receive 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, subject to certain adjustments. The transaction is valued at approximately $79.2 million and is expected to close in the third quarter of 2012 subject to approval by federal and state regulatory authorities.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended			Six Months Ended
	June 30,		% Change	June 30,		% Change
(dollars in thousands)	2012	2011		2012	2011
Income Statement Summary:
Net interest income	$75,973	$62,319	21.9%	$150,246	$123,686	21.5%
Provision for loan losses	393	3,207	(87.7)	2,449	6,519	(62.4)
Noninterest income	48,542	43,589	11.4	97,675	86,410	13.0
Noninterest expense	86,027	79,758	7.9	177,314	159,683	11.0
Other Data:
Return on average common equity	10.25%	6.87%		9.31%	6.83%
Efficiency ratio (1)	69.20	71.92		70.06	72.74
Tier 1 leverage ratio	9.00	8.68		9.00	8.68
Net charge-offs to average loans	0.13	0.56		0.24	0.41

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 60% of revenues at June 30, 2012. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2012	2011	2012	2011
Net interest income	$75,973	$62,319	$150,246	$123,686
Taxable equivalent adjustment	3,252	2,908	6,303	5,928

Net interest income — taxable equivalent	$79,225	$65,227	$156,549	$129,614

Average earning assets	$7,440,566	$7,116,897	$7,401,333	$7,117,882

Net interest margin	4.08%	3.50%	4.06%	3.48%
Net interest margin — fully taxable equivalent	4.26%	3.67%	4.23%	3.64%

Net interest income was $76.0 million and $150.2 million for the three and six months ended June 30, 2012, up from the $62.3 million and $123.7 million reported for the three and six months ended June 30, 2011. Taxable equivalent net interest income was $79.2 million and $156.5 million for the three and six months ended June 30, 2012, up from the $65.2 million and $129.6 million reported for the three and six months ended June 30, 2011. The net interest margin on a fully taxable equivalent basis was 4.26% and 4.23% for the three and six months ended June 30, 2012, compared to 3.67% and 3.64% for the three and six months ended June 30, 2011. The increase in both net interest income and net interest margin is primarily due to the acquisition of Integra Bank on July 29, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets from Integra Bank benefited net interest margin by 55 basis points and 53 basis points during the three and six months ended June 30, 2012. We expect this benefit to decline over time. The yield on interest earning assets increased 28 basis points while the cost of interest-bearing liabilities decreased 40 basis points in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average earning assets increased 27 basis points while the cost of interest-bearing liabilities decreased 38 basis points.

Average earning assets were $7.441 billion for the three months ended June 30, 2012, compared to $7.117 billion for the three months ended June 30, 2011, an increase of 4.5%, or $323.7 million. Average earning assets were $7.401 billion for the six months ended June 30, 2012, compared to $7.118 billion for the six months ended June 30, 2011, an increase of 4.0% or $283.5 million. Significantly affecting average earning assets at June 30, 2012 compared to June 30, 2011, was the increase in the size of the loan portfolio combined with a decrease in the size of the investment portfolio and the decrease in interest earning cash balances at the Federal Reserve. A $516.1 million increase in average loans was partially offset by a $55.0 million decrease in average investment securities and a $177.7 million decrease in interest earning cash balances. The increase in average loans is primarily a result of the remaining $596.7 million of average loans acquired in the Integra Bank acquisition. This increase in acquired loans was partially offset by a decline in commercial and commercial real estate loans that continue to be affected by weak loan demand in our markets. Year over year, the loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets and was approximately 63 percent of interest earnings assets at June 30, 2012.

Also positively affecting margin was an increase in noninterest-bearing demand deposits combined with decreases in time deposits and other borrowings. During the last six months of 2011, we prepaid $102.0 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Provision for Loan Losses

The provision for loan losses was $0.4 million for the three months ended June 30, 2012, compared to $3.2 million for the three months ended June 30, 2011. The provision for loan losses was $2.4 million for the six months ended June 30, 2012, compared to $6.5 million for the six months ended June 30, 2011. Impacting the provision in 2012 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% at June 30, 2012 compared to 59% at June 30, 2011 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 24% at June 30, 2012 compared to 19% at June 30, 2011.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2012 was $48.5 million, an increase of $4.9 million, or 11.4%, from the $43.6 million reported for the three months ended June 30, 2011. For the six months ended June 30, 2012, noninterest income was $97.7 million, an increase of $11.3 million, or 13.0%, from the $86.4 million reported for the six months ended June 30, 2011. The increase in the quarterly comparison is primarily the result of an increase in net security gains. The increase in the year-to-date comparison is primarily the result of increases in net security gains and other income.

Net securities gains were $6.2 million and $6.7 million for the three and six months ended June 30, 2012, compared to net securities gains of $0.5 million and $1.7 million for the three and six months ended June 30, 2011. Included in the second quarter and first six months of 2012 are securities gains of $7.0 million and $7.6 million, respectively. Partially offsetting these gains were other-than-temporary-impairment charges of $0.8 million and $0.9 million, respectively, on five non-agency mortgage-backed securities and one trust preferred security. The securities gains in the second quarter of 2012 were a result of our continuing efforts to reduce the size and duration of the investment portfolio as well as to help with the liquidity needed to retire the subordinated notes and trust preferred securities. Included in the second quarter and first six months of 2011 are securities gains of $0.7 million and $2.2 million, respectively. Partially offsetting these gains were other-than-temporary-impairment charges of $0.2 million and $0.5 million, respectively, on three non-agency mortgage-backed securities.

Service charges and overdraft fees on deposit accounts were $25.8 million for the six months ended June 30, 2012, compared to $24.0 million for the six months ended June 30, 2011. The increase in revenue is primarily attributable to the Integra Bank acquisition. Service charges and overdraft fees would have declined year-over-year without the Integra Bank acquisition and the $4.3 million it contributed during the six months ended June 30, 2012.

Mortgage banking revenue was $0.8 million and $1.3 million for the three and six months ended June 30, 2012, compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2011. Mortgage fee revenue decreased primarily as a result of fluctuations in the value of our mortgage derivatives and our decision to retain more mortgage production and sell less to the secondary market.

Investment product fees were $6.1 million for the six months ended June 30, 2012, compared to $5.5 million for the six months ended June 30, 2011. The increases are primarily as a result of increases in mutual fund fees and other investment advisory fees.

Revenue from company-owned life insurance was $1.5 million and $3.0 million for the three and six months ended June 30, 2012, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2011. We anticipate this revenue will continue to slowly improve.

Fluctuations in the value of our derivatives resulted in a gain on derivatives of $249 thousand and $431 thousand for the three and six months ended June 30, 2012 as compared to a gain on derivatives of $221 thousand and $553 thousand for the three and six months ended June 30, 2011.

Other income increased $1.8 million and $3.2 million for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. The increase in both the quarterly and year-to-date comparison is primarily a result of an increase in rental income from an operating lease and a gain on a sale of foreclosed property.

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

For the second quarter of 2012, adjustments to the FDIC indemnification asset resulted in a decrease of $4.0 million of noninterest income. This decrease in noninterest income related primarily to improvement in our current loan loss expectations; resulting in a decrease of $4.3 million in cash flows expected from the indemnification asset. Partially offsetting this decrease was a $0.3 million increase in noninterest income related to an increase in claims for reimbursement due to decreased valuations of other real estate owned.

During the first six months of 2012, adjustments to the FDIC indemnification asset resulted in $0.8 million of noninterest income. This increase in noninterest income was attributable to an $8.0 million increase in claims for reimbursement due to decreased valuations of other real estate owned, which was partially offset by improvement in our current loan loss expectations.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2012, totaled $86.0 million, an increase of $6.2 million, or 7.9%, from the $79.8 million recorded for the three months ended June 30, 2011. For the six months ended June 30, 2012, noninterest expense totaled $177.3 million, an increase of $17.6 million, or 11.0%, from the $159.7 million recorded for the six months ended June 30, 2011. The acquisition of Integra Bank was the primary reason for the increase in noninterest expenses. Noninterest expense for Integra Bank totaled $4.2 million and $16.9 million for the three and six months ended June 30, 2012. Included in the six months ended June 30, 2012 is $11.4 million of impairment associated with certain OREO properties acquired in our FDIC assisted transaction. Also included in the three and six months ended June 30, 2012 is approximately $0.8 million and $1.5 million, respectively, for acquisition and integration costs.

Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2012, salaries and benefits were $46.8 million compared to $43.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, salaries and benefits were $92.8 million compared to $87.6 million for the six months ended June 30, 2011. Included in the second quarter of 2012 is $1.2 million of salary and benefits expense associated with former Integra Bank associates, approximately $0.9 million of expense associated with the April 1, 2012 merit increases and $0.4 million of severance expense. Also included in the second quarter of 2012 is a $3.5 million increase in expense related to the reinstatement of our performance-based incentive compensation plan. Partially offsetting these increases is a $0.6 million decrease in hospitalization expense, a $0.2 million decrease in profit sharing expense and our cost containment efforts. Included in the first six months of 2012 is $2.3 million of salary and benefits expense associated with former Integra Bank associates. Also included in the first six months of 2012 is a $6.3 million increase in expense related to the reinstatement of our performance-based incentive compensation plan, a $0.5 million increase in payroll taxes and $0.4 million of severance expense. Partially offsetting these increases is a $0.9 million decrease in hospitalization expense, $1.7 million of severance expense included in 2011 and our cost containment efforts.

Occupancy expense was $13.3 million and $25.7 million for the three and six months ended June 30, 2012, compared to $12.2 million and $24.5 million for the three and six months ended June 30, 2011. The increase was primarily attributable to the acquisition of Integra Bank.

Professional fees increased $0.5 million and $0.8 million for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The increase is primarily attributable to legal and other professional fees associated with the pending Indiana Community Bancorp acquisition and the acquisition of Integra Bank. Continued compliance with the June 4, 2012, consent order issued by our primary regulator may result in increased professional fees during the third and fourth quarters of 2012. The consent order requires the Bank to, among other things: continue to review, update, and implement a written institution-wide, ongoing BSA/AML risk assessment that accurately identifies BSA/AML risks; ensure that Bank management reviews, updates, and implements its risk-based processes to obtain and analyze appropriate customer due diligence information to monitor for and investigate suspicious activity; ensure adherence to a written program for appropriate identification, analyzing and monitoring of transactions with greater than normal risk; maintain an effective BSA independent testing function; and ensure and maintain sufficient personnel with requisite expertise and skills who receive adequate on-going training.

Loan expense increased $0.4 million and $0.9 million for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The increase is primarily attributable to loan expense associated with the acquisition of Integra Bank.

For the three and six months ended June 30, 2012, FDIC assessment expense was $1.4 million and $2.8 million compared to $1.8 million and $4.0 million for the three and six months ended June 30, 2011. The decrease is primarily due to adjustments in the assessment rate.

Other real estate owned expense was $1.6 million and $11.4 million for the three and six months ended June 30, 2012, compared to $0.8 million and $1.1 million for the six months ended June 30, 2011. The increase is primarily due to expense related to decreased valuations of other real estate owned acquired in our FDIC assisted transaction. Eighty percent of these impairment losses are reimbursable by the FDIC.

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

$504 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first six months of 2012. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $219 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first six months of 2012.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 28.6% for the three months ended June 30, 2012, compared to 25.8% for the three months ended June 30, 2011. The provision for income taxes, as a percentage of pre-tax income, was 28.2% for the six months ended June 30, 2012, compared to 23.8% for the six months ended June 30, 2011. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2012 based on the current estimate of the effective annual rate. The tax rate increased in the second quarter and six months of 2012 as a result of higher projected pre-tax income while tax-exempt income is projected to remain relatively stable. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2012, our assets were $8.690 billion, a 8.4% increase compared to June 30, 2011 assets of $8.019 billion, and an increase of 0.9% compared to December 31, 2011 assets of $8.610 billion. The increase from June 30, 2011 is primarily a result of the acquisition of Integra Bank, which occurred in the third quarter of 2011. We are continuing to reduce our reliance on higher cost deposits and other borrowings. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $7.524 billion at June 30, 2012, an increase of 5.8% from June 30, 2011.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $69.5 million of 15- and 20-year fixed-rate mortgage pass-through securities, $175.6 million of U.S. government-sponsored entity and agency securities and $215.8 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2012.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $2.9 million at both June 30, 2012 and June 30, 2011.

At June 30, 2012, the total investment securities portfolio was $2.706 billion compared to $2.793 billion at June 30, 2011, a decrease of $87.2 million or 3.1%. Investment securities increased $116.4 million compared to December 31, 2011, an increase of 4.5%. Investment securities represented 36.0% of earning assets at June 30, 2012, compared to 39.3% at June 30, 2011, and 35.0% at December 31, 2011. Included in the June 30, 2012 investment securities portfolio is approximately $311.2 million related to our acquisition of Integra Bank. The decrease in investment securities since June 30, 2011 is a result of U.S. government-sponsored entity and agency securities and state and political subdivision securities that were held in the held-to-maturity portfolio and matured or were called by the issuers. The increase in investment securities since December 31, 2011 is a result of purchases of U.S. government-sponsored entity and agency securities and state and political subdivision securities which exceeded the amount of U.S. Treasury securities and mortgage-backed securities that matured or were called by the issuers. Stronger commercial loan demand in the future and management's efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2012, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $52.4 million at June 30, 2012, an increase of $17.6 million compared to net unrealized gains of $34.8 million at June 30, 2011, and an increase of $11.9 million compared to net unrealized gains of $40.5 million at December 31, 2011. A $0.9 million charge was recorded during the first six months of 2012 related to other-than-temporary-impairment on five non-agency mortgage-backed securities and one trust preferred security. A $0.5 million charge was recorded during the first six months of 2011 related to other-than-temporary-impairment on three non-agency mortgage-backed securities. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management's evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 3.87% at June 30, 2012, compared to 4.21% at June 30, 2011, and 3.63% at December 31, 2011. Effective duration measures the percentage change in value of the portfolio in response to a 100 basis point change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.27% for the three months ended June 30, 2012, compared to 3.57% for the three months ended June 30, 2011, and 3.28% for the three months ended December 31, 2011. Average yields on investment securities, on a taxable equivalent basis, were 3.30%, 3.64% and 3.46% for the six months ended June 30, 2012 and 2011, and for the year ended December 31, 2011.

Residential Loans Held for Sale

Residential loans held for sale were $4.4 million at June 30, 2012, compared to $6.1 million at June 30, 2011, and $4.5 million at December 31, 2011. At June 30, 2012, loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse. Old National has received minimal requests to repurchase loans due to the standard representations and warranties and has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales. Residential loans held for sale have declined since the end of 2009, as we have retained certain of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.1 million and $0.2 million as of June 30, 2012 and June 30, 2011, respectively. At December 31, 2011, the aggregate fair value exceeded the unpaid principal balances by $0.1 million.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 34.4% of earning assets at June 30, 2012, an increase from 34.3% at June 30, 2011, and a decrease from 37.0% at December 31, 2011. At June 30, 2012, commercial and commercial real estate loans, including covered loans, were $2.586 billion, an increase of $145.8 million since June 30, 2011, and a decrease of $149.0 million since December 31, 2011. Included in the total for June 30, 2012 is approximately $346.4 million related to our acquisition of Integra Bank. Weak loan demand in our markets continues to affect organic loan growth, however, excluding covered loans, balances did increase for all loan categories, including commercial, in the second quarter of 2012.

Consumer Loans

At June 30, 2012, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $84.8 million or 9.6% compared to June 30, 2011, and decreased $23.4 million or 2.4% since December 31, 2011. Included in the total for June 30, 2012 is approximately $138.9 million related to our acquisition of Integra Bank.

Residential Real Estate Loans

At June 30, 2012, residential real estate loans, including covered loans, held in our loan portfolio were $1.163 billion, an increase of $120.8 million, or 11.6%, from December 31, 2011 and an increase of $367.8 million, or 46.2%, from June 30, 2011. In addition to organic loan production, June 30, 2012 totals also include approximately $52.7 million acquired from Integra Bank. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. ("Integra") in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned ("OREO"). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of June 30, 2012, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	June 30,	December 31,
(dollars in thousands)	2012	2011
Loans, net of discount & allowance	$484,995	$625,417
Other real estate owned	22,170	30,443

Total covered assets	$507,165	$655,860

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. As reimbursement claims are submitted to the FDIC, these claim amounts are reclassified from the indemnification asset to an FDIC loss share receivable carried as an other asset on the balance sheet. The receivable is reduced when the FDIC pays the claim. At June 30, 2012, the FDIC indemnification asset was $127.7 million.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)
Indemnification Asset
Balance at January 1, 2012	$147,566
Adjustments not reflected in income:
Established through acquisitions	—
Reclass to loss claims receivable	(20,608)
Other	—
Adjustments reflected in income:
(Amortization) accretion	(7,270)
Other adjustments in loss expectations	8,029

Balance at June 30, 2012	$127,717

(dollars in thousands)
Loss Share Receivable
Balance at January 1, 2012	$20,148
Established through acquisitions	—
Reclass from indemnification asset	20,608
Cash received from FDIC	(32,433)

Balance at June 30, 2012	$8,323

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2012, totaled $283.4 million, an increase of $13.0 million compared to $270.4 million at June 30, 2011, and a decrease of $3.4 million compared to $286.8 million at December 31, 2011. During the third quarter of 2011, we recorded $21.2 million of goodwill and other intangible assets associated with the acquisition of Integra Bank, which is included in the “Community Banking” column for segment reporting. The decrease from December 31, 2011 is attributable to amortization expense associated with other intangibles assets.

Assets Held for Sale

Assets held for sale were $12.8 million at June 30, 2012 compared to $16.9 million at December 31, 2011. Included in assets held for sale are nine financial centers associated with the Integra acquisition and four facilities associated with the Monroe Bancorp acquisition.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $7.290 billion at June 30, 2012, an increase of 7.8% from $6.761 billion at June 30, 2011, and a decrease of 0.5% from $7.327 billion at December 31, 2011. Included in total funding were deposits of $6.670 billion at June 30, 2012, an increase of $655.2 million, or 10.9%, compared to June 30, 2011, and an increase of $58.7 million compared to December 31, 2011. Included in total deposits at June 30, 2012 are $602.3 million from the acquisition of Integra Bank. Noninterest-bearing deposits increased 22.8%, or $343.3 million, compared to June 30, 2011. Savings deposits increased 29.1%, or $379.6 million. NOW deposits increased 20.3% or $270.7 million compared to June 30, 2011. Money market deposits decreased 10.2%, or $32.3 million, while time deposits decreased 19.7% or $306.1 million compared to June 30, 2011. We continue to experience an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2012, wholesale borrowings, including short-term borrowings and other borrowings, decreased $126.0 million, or 16.9%, from June 30, 2011 and decreased $95.9 million, or 13.4%, from December 31, 2011, respectively. Wholesale funding as a percentage of total funding was 8.5% at June 30, 2012, compared to 11.0% at June 30, 2011, and 9.8% at December 31, 2011. Short-term borrowings have increased $40.8 million since June 30, 2011 while long-term borrowings have decreased $166.8 million since June 30, 2011. During the last six months of 2011, we prepaid $102.0 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $76.9 million, or 30.9%, from December 31, 2011, primarily as a result of an increase in payables associated with securities trades that did not settle until early July 2012 and the timing of the payments.

Capital

Shareholders’ equity totaled $1.074 billion at June 30, 2012, compared to $1.008 billion at June 30, 2011, and $1.034 billion at December 31, 2011.

We paid cash dividends of $0.09 and $0.18 per share for the three and six months ended June 30, 2012, which reduced equity by $17.0 million. We paid cash dividends of $0.07 and $0.14 per share for the three and six months ended June 30, 2011, which reduced equity by $13.3 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.7 million during the six months ended June 30, 2012, and $0.3 million during the six months ended June 30, 2011. The repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $6.3 million during the six months ended June 30, 2012, and increased equity by $16.8 million during the six months ended June 30, 2011. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.6 million during the six months ended June 30, 2012, compared to $1.9 million during the six months ended June 30, 2011.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2012, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $16.9 million and core deposit intangibles of $4.3 million were recorded in conjunction with the Integra acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As of June 30, 2012, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	June 30,		December 31,
	Minimum	2012	2011	2011
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	9.00%	8.68%	8.29%
Tier 1 capital to risk-adjusted total assets	4.00	14.55	13.39	13.51
Total capital to risk-adjusted total assets	8.00	15.70	14.90	14.99
Shareholders’ equity to assets	N/A	12.36	12.57	12.00

As of June 30, 2012, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2012	2011	2011
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	8.03%	7.23%	7.42%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	12.97	11.20	12.16
Total capital to risk-adjusted total assets	8.00	10.00	14.12	12.46	13.40

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At June 30, 2012, we had non-agency collateralized mortgage obligations with a market value of $73.7 million or approximately 3.3% of the available-for-sale securities portfolio. The net unrealized loss on these securities at June 30, 2012, was approximately $3.1 million.

We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During the second quarter of 2012 we sold one non-agency mortgage-backed security with an amortized cost of approximately $1.4 million that was below investment grade. Eight non-agency mortgage-backed securities were rated below investment grade as of June 30, 2012. During the first six months of 2012, we experienced $0.7 million of other-than-temporary-impairment losses on five of these securities, which were recorded as a credit loss in earnings. During the first six months of 2011, we experienced $1.7 million of other-than-temporary-impairment losses on three of these securities, of which $0.5 million was recorded as a credit loss in earnings and $1.2 million was included in other comprehensive income.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2012, we had pooled trust preferred securities with a fair value of approximately $8.5 million, or 0.4% of the available-for-sale securities portfolio. During the first six months of 2012, we experienced $0.2 million of other-than-temporary-impairment losses on one of these securities, which was recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at June 30, 2012, the unrealized loss on our pooled trust preferred securities was approximately $16.8 million. During the first six months of 2011, we experienced no other-than-temporary-impairment on these securities.

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

Included in the held-to-maturity category at June 30, 2012 are approximately $69.5 million of agency mortgage-backed securities and $215.8 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $523.9 million at June 30, 2012.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. These loans are secured by first mortgages on real estate at loan-to-value ("LTV") margins deemed appropriate for the property type, quality, location and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Consumer

We offer a variety of first mortgage and junior lien loans to consumers within our markets, with residential home mortgages comprising our largest consumer loan category. These loans are secured by a primary residence and are underwritten using traditional underwriting systems to assess the credit risks of the consumer. Decisions are primarily based on LTV ratios, debt-to-income (“DTI”) ratios, liquidity and credit scores. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance or other mitigating factors. We offer fixed rate mortgages and variable rate mortgages with interest rates that are subject to change every year after the first, third, fifth, or seventh year, depending on the product and are based on fully-indexed rates such as the London Interbank Offered Rate (“LIBOR”). We do not offer interest-only loans, payment-option facilities, sub-prime loans, or any product with negative amortization.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2012, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of June 30, 2012, acquired loans totaled $537.9 million and there was $22.2 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At June 30, 2012, approximately $485.0 million of loans and $22.2 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2012	2011	2011
Nonaccrual loans
Commercial	$28,822	$36,190	$34,104
Commercial real estate	57,769	67,260	66,187
Residential real estate	8,872	9,807	10,247
Consumer	3,998	5,180	4,790
Covered loans (5) (6)	141,080	—	182,880

Total nonaccrual loans	240,541	118,437	298,208
Renegotiated loans not on nonaccrual	1,206	—	1,325
Past due loans (90 days or more and still accruing)
Commercial	100	3	358
Commercial real estate	51	57	279
Residential real estate	—	—	—
Consumer	127	378	473
Covered loans (5)	588	—	2,338

Total past due loans	866	438	3,448
Other real estate owned	10,765	9,875	7,119
Other real estate owned, covered (5)	22,170	—	30,443

Total under-performing assets	$275,548	$128,750	$340,543

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$146,329	$229,311	$204,120
Classified loans, covered (5)	164,568	—	200,221
Other classified assets (3)	102,441	117,291	106,880
Criticized loans	103,080	105,576	80,148
Criticized loans, covered (5)	16,242	—	23,034

Total criticized and classified assets	$532,660	$452,178	$614,403

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	5.13%	2.88%	6.28%
Under-performing assets/total loans and other real estate owned (1)	5.80	3.12	7.09
Under-performing assets/total assets	3.17	1.61	3.96
Allowance for loan losses/under-performing assets (4)	19.87	54.52	17.05
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.38	2.88	2.82
Under-performing assets/total loans and other real estate owned (1)	2.64	3.12	3.01
Under-performing assets/total assets	1.29	1.61	1.45
Allowance for loan losses/under-performing assets (4)	45.14	54.52	45.74

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 8 pooled trust preferred securities, 8 non-agency mortgage-backed securities and 4 corporate securities at June 30, 2012.
(4)	Because the acquired loans from both Monroe and Integra were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At June 30, 2012, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	These covered loans are categorized as nonaccrual because the collection of principal or interest is doubtful. Covered loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $275.5 million at June 30, 2012, an increase of $146.7 million compared to $128.8 million at June 30, 2011, and a decrease of $65.0 million compared to $340.5 million at December 31, 2011. As a percent of total loans and other real estate owned, under-performing assets, at June 30, 2012, were 5.80%, an increase from the June 30, 2011 ratio of 3.12% and a decrease from the December 31, 2011 ratio of 7.09%. Nonaccrual loans were $240.5 million at June 30, 2012, compared to $118.4 million at June 30, 2011, and $298.2 million at December 31, 2011. The FDIC-assisted acquisition of Integra Bank is the primary reason for the increase. Because the acquired loans from both Monroe Bancorp and Integra Bank were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. At June 30, 2012, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $163.8 million, which included approximately $141.0 million of nonaccrual loans, $0.6 million of past due loans and $22.2 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Total classified and criticized assets were $532.7 million at June 30, 2012, an increase of $80.5 million from June 30, 2011, and a decrease of $81.7 million from December 31, 2011. The FDIC-assisted acquisition of Integra Bank is the primary reason for the increase. Of the increase in criticized and classified assets since June 30, 2011, $180.8 million related to the covered loans acquired in the Integra Bank transaction. Other classified assets include $102.4 million, $117.3 million and $106.9 million of investment securities that fell below investment grade rating at June 30, 2012, June 30, 2011 and December 31, 2011, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At June 30, 2012, our troubled debt restructurings consisted of $7.6 million of commercial loans, $10.5 million of commercial real estate loans, $0.2 million of consumer loans and $0.3 million of residential loans, totaling $18.6 million. Approximately $16.9 million of the troubled debt restructuring at June 30, 2012 were included with nonaccrual loans. As of June 30, 2012, Old National had allocated specific reserves of $2.5 million to commercial loans and $1.3 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans, totaling $13.0 million. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans. As of December 31, 2011, Old National had allocated specific reserves of $1.3 million to commercial loans and $0.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the six months ended June 30, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.5 million for the three months ended June 30, 2012, as compared to $5.8 million for the three months ended June 30, 2011. Net charge-offs for the six months ended June 30, 2012 totaled $5.7 million compared to $8.6 million for the six months ended June 30, 2011. Annualized, net charge-offs to average loans were 0.13% and 0.24% for the three and six months ended June 30, 2012, as compared to 0.56% and 0.41% for the three and six months ended June 30, 2011. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2012, the allowance for loan losses was $54.8 million, a decrease of $15.4 million compared to $70.2 million at June 30, 2011, and a decrease of $3.3 million compared to $58.1 million at December 31, 2011. Impacting the allowance for loan losses and provision expense in 2012 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell to 48% at June 30, 2012 compared to 59% at June 30, 2011 while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased to 24% at June 30, 2012 compared to 19% at June 30, 2011. As a percentage of total loans excluding loans held for sale, the allowance was 1.16% at June 30, 2012, compared to 1.70% at June 30, 2011, and 1.22% at December 31, 2011. The provision for loan losses for the six months ended June 30, 2012, was $2.4 million compared to $6.5 million for the six months ended June 30, 2011.

Because the acquired loans from both Monroe Bancorp and Integra Bank were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through June 30, 2012, $2.0 million and $4.1 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5 (Accounting for Contingencies), FAS 114 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$3,781,577	$58,608	$134,032	$680	$354,619	$318,999	$7,853	$59,262
Remaining purchase discount	—	—	11,442	—	171,885	10,971	1,991	11,907

Allowance, January 1, 2012	43,920	11,027	—	—	943	325	167	1,678
Charge-offs	(3,583)	(4,523)	(1,941)	—	311	(52)	(1,428)	(1,587)
Recoveries	3,062	2,910	602	—	(116)	29	585	(18)
Provision expense	(5,367)	880	1,339	—	3,198	(60)	786	1,673

Allowance, June 30, 2012	38,032	10,294	—	—	4,336	242	110	1,746

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $3.3 million reserve for unfunded loan commitments at June 30, 2012 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.8 million at December 31, 2011. The lower reserve is the result of a decrease in unfunded commitments and improved loss rates.

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

	Changes in Net Interest Income
Immediate	One Year Horizon				Two Year Cumulative Horizon
Change in the	6/30/2012		6/30/2011		6/30/2012		6/30/2011
Level of Interest	$ Change		$ Change		$ Change		$ Change
Rates	(000s)	% Change	(000s)	% Change	(000s)	% Change	(000s)	% Change
+ 3.00%	(7,529)	-3.01%	(8,648)	-3.61%	2,347	0.47%	(1,837)	-0.39%
+ 2.00%	(2,645)	-1.06%	(4,237)	-1.77%	9,817	1.98%	3,368	0.71%
+ 1.00%	2,084	0.83%	(229)	-0.10%	12,840	2.59%	6,290	1.32%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA

At June 30, 2012, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will increase our net interest income by $2.1 million or .83% over a one year horizon compared to a flat interest rate scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $2.6 million (1.06%), and $7.5 million (3.01%) respectively. Over a two-year horizon, the model reflects increases in net interest income for the up 1.00%, 2.00%, and 3.00% scenarios of 2.59% and 1.98%, and .47% respectively. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

The changes in the rate sensitivity of the balance sheet from June 30, 2011 to June 30, 2012, are primarily attributable to the acquisition of Integra Bank in July 2011, less reliance on wholesale funding, and significant changes in the mix of assets and liabilities. Demand and savings deposits increased significantly during this period due to the Integra acquisition, core deposit growth and a general shift away from certificates of deposit. Since demand and savings deposits tend to be more sensitive to rising interest rates, we must react to changing client behavior and competition for these deposit dollars. Our modeling attempts to capture the impact of various deposit re-pricing strategies, as well as, customer reactions to rising interest rates. Finally, we also had $150 million of subordinated debt and $42 million of brokered certificates of deposit mature during this period. On June 30, 2012 we redeemed $13 million of subordinated notes.

The Company’s interest rate risk modeling indicates that its net interest income would be negatively impacted by a scenario where short-term interest rates remain constant while long-term rates decrease by up to 1% (flattening of the yield curve) at the thirty year point. Assuming such a scenario with a semi-static balance sheet, the Company’s net income will decrease by $4.7 million or 1.88% in year one and $10.5 million or 4.29% in year two compared to the current interest rate scenario. This decrease in net interest income is primarily due to new or re-pricing assets being acquired or re-priced on the balance sheet at lower interest rate levels while the interest rates on much of the deposits and borrowings funding these assets have already re-priced to low levels.

We continue to execute strategies to position the Company in the current low rate environment to be relatively neutral to interest rate increases. For example, the investment portfolio has a relatively short duration at the same time management has increased its holdings of fixed-rate, residential real estate mortgages. Modeling results as of June 30, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

	Economic Value of Equity
Immediate Change in	6/30/2012		6/30/2011
the Level of Interest	$ Change		$ Change
Rates	(millions)	% Change	(millions)	% Change
+ 3.00%	52	8.24%	(187)	-19.63%
+ 2.00%	72	11.39%	(126)	-13.26%
+ 1.00%	81	12.70%	(34)	-3.58%
- 1.00%	NA	NA	NA	NA

At June 30, 2012, Old National’s Economic Value of Equity (“EVE”) scenarios indicated a positive change to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. As of June 30, 2011, EVE changes were negative in all rate scenarios. These changes in EVE modeling results were driven primarily by the acquisition of Integra Bank and changes in the mix of the balance sheet, specifically the large increase in demand and savings deposits. The value of these deposits (which are carried as liabilities) are assumed to decrease in value to a greater degree than our less rate sensitive assets on our balance sheet, under rising rate scenarios. Modeling results at June 30, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $7.4 million at June 30, 2012, compared to an estimated fair value gain of $7.1 million at December 31, 2011. In addition, the notional amount of derivatives decreased by $125.5 million from December 31, 2011, primarily as a result of the maturity of $100 million of cash flow hedges in February 2012. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

The senior debt ratings of Old National and Old National Bank at June 30, 2012, are shown in the following table.

SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long	Short
	term	term	term	term	term	term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable

As of June 30, 2012, Old National Bank had the capacity to borrow $723.7 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.

The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2012, the Parent Company’s other borrowings outstanding were $13.0 million, a decrease of $16.0 million from December 31, 2011. This decrease was the result of the Parent Company calling $13.0 million of subordinated debt and $3.0 million of trust preferred securities on June 30, 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.190 billion and standby letters of credit of $59.2 million at June 30, 2012. At June 30, 2012, approximately $1.151 billion of the loan commitments had fixed rates and $39 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at June 30, 2012.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2012:

CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$5,418,442	$—	$—	$—	$5,418,442
IRAs, consumer and brokered certificates of deposit	376,644	629,108	215,168	30,911	1,251,831
Short-term borrowings	346,000	—	—	—	346,000
Other borrowings	25	168,178	34,193	71,318	273,714
Fixed interest payments (2)	4,679	14,084	7,779	24,678	51,220
Operating leases	16,568	61,741	57,409	269,466	405,184
Other long-term liabilities (3)	259	—	—	—	259

(1)	For the remaining six months of fiscal 2012.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 8.34%. All of our other long-term debt is at Libor based variable rates at June 30, 2012. The projected variable interest assumes no increase in Libor rates from June 30, 2012.
(3)	Amount expected to be contributed to the pension plans in 2012. Amounts for 2013 and beyond are unknown at this time.

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

Management’s analysis of probable losses in the portfolio at June 30, 2012, resulted in a range for allowance for loan losses of $7.9 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $3.6 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors disclosed in Old National’s annual report on Form 10-K for the year ended December 31, 2011, the following risk factor may affect Old National’s business, financial condition or results of operations. In analyzing whether to make or to continue an investment in Old National, investors should consider, among other factors, the risks highlighted below and in Old National’s annual report.

Risks Related to the Banking Industry

Old National Bank’s ability to satisfy the conditions and obligations of the Consent Order it consented and agreed to with the Office of the Comptroller of the Currency (“OCC”).

Old National Bank is subject to certain conditions and obligations of a Consent Order (the “Order”) it consented and agreed to with the OCC, Old National Bank’s federal banking regulator, relating to Old National Bank’s Bank Secrecy Act/Anti-Money Laundering Program. Among other things, the Order requires the ongoing implementation of a system of internal controls, independent testing and training programs designed to ensure full compliance with the Bank Secrecy Act (“BSA”) and to review account and transaction activity to determine whether suspicious activity was timely identified and reported by Old National Bank. The OCC did not identify any systemic undetected criminal activity or money laundering and the Order does not call for the payment of a civil money penalty. While Old National Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion, material failure to comply with the Order could result in enforcement actions by the OCC, including the imposition of operating restrictions and monetary penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
04/01/12 – 04/30/12	—	—	—	1,944,527
05/01/12 – 05/31/12	—	—	—	1,944,527
06/01/12 – 06/30/12	—	—	—	1,944,527

Quarter-to-date 06/30/12	—	—	—	1,944,527

On January 26, 2012, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 26, 2012 and ending January 31, 2013. During the first six months of 2012, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company's board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008) and amended on March 20, 2009 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

2.2	Agreement and Plan of Merger dated as of October 5, 2010 by and among Old National Bancorp and Monroe Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.12	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.13	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.14	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.16	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.22	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.23	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.24	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.25	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.26	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.27	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.28	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.29	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.30	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National's Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

10.31	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.32	Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.33	Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.34	Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.35	Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.36	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.37	Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.38	Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

10.39	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.40	Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.41	Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.42	Form of 2010 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.43	Form of 2010 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.44	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.45	Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

10.46	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.47	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.48	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.49	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.50	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.51	Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

10.52	Old National Bancorp 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.53	Voting agreement by and among directors of Indiana Community Bancorp (incorporated by reference to Exhibit 10(ba) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.54	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.55	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.56	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.57	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.58	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: August 3, 2012