Form 10-Q
period 2012-09-30
OLD NATIONAL BANCORP /IN/
filed 2012-11-02
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 101,403,000 shares outstanding at September 30, 2012.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$180,490	$191,626	$194,606
Money market and other interest-earning investments	37,043	31,246	74,623

Total cash and cash equivalents	217,533	222,872	269,229
Trading securities—at fair value	3,043	2,816	2,794
Investment securities—available-for-sale, at fair value
U.S. Treasury	15,585	65,769	65,951
U.S. Government-sponsored entities and agencies	387,176	173,185	180,934
Mortgage-backed securities	1,172,671	1,268,155	1,441,585
States and political subdivisions	557,835	402,844	391,202
Other securities	179,522	161,323	173,417

Total investment securities—available-for-sale	2,312,789	2,071,276	2,253,089
Investment securities—held-to-maturity, at amortized cost (fair value $440,014, $507,699 and $517,427 respectively)	410,521	484,590	493,282
Federal Home Loan Bank stock, at cost	37,927	30,835	34,870
Residential loans held for sale, at fair value	9,911	4,528	4,710
Loans:
Commercial	1,294,015	1,216,654	1,246,289
Commercial real estate	1,291,054	1,067,370	1,128,374
Residential real estate	1,279,238	995,458	865,951
Consumer credit, net of unearned income	930,070	861,361	899,446
Covered loans, net of discount	448,789	626,360	711,266

Total loans	5,243,166	4,767,203	4,851,326
Allowance for loan losses	(50,428)	(57,117)	(65,219)
Allowance for loan losses—covered loans	(4,334)	(943)	(303)

Net loans	5,188,404	4,709,143	4,785,804

FDIC indemnification asset	126,881	167,714	168,483
Premises and equipment, net	83,259	71,870	75,257
Accrued interest receivable	46,430	44,801	43,713
Goodwill	339,883	253,177	265,985
Other intangible assets	31,273	33,624	36,298
Company-owned life insurance	268,919	248,693	247,234
Assets held for sale	15,508	16,861	—
Other real estate owned and repossessed personal property	14,282	7,119	9,390
Other real estate owned—covered	28,780	30,443	31,908
Other assets	247,701	209,321	210,654

Total assets	$9,383,044	$8,609,683	$8,932,700

Liabilities
Deposits:
Noninterest-bearing demand	$1,943,525	$1,728,546	$1,728,548
Interest-bearing:
NOW	1,694,792	1,569,084	1,517,117
Savings	1,939,665	1,570,422	1,624,786
Money market	282,308	295,847	306,089
Time	1,361,087	1,447,664	1,690,723

Total deposits	7,221,377	6,611,563	6,867,263
Short-term borrowings	452,060	424,849	341,004
Other borrowings	288,502	290,774	443,884
Accrued expenses and other liabilities	234,341	248,941	252,854

Total liabilities	8,196,280	7,576,127	7,905,005

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 101,403, 94,654 and 94,752 shares issued and outstanding, respectively	101,403	94,654	94,752
Capital surplus	918,259	834,033	834,060
Retained earnings	132,822	89,865	74,312
Accumulated other comprehensive income, net of tax	34,280	15,004	24,571

Total shareholders’ equity	1,186,764	1,033,556	1,027,695

Total liabilities and shareholders’ equity	$9,383,044	$8,609,683	$8,932,700

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2012	2011	2012	2011
Interest Income
Loans including fees:
Taxable	$60,916	$62,706	$185,957	$165,058
Nontaxable	2,192	2,361	6,639	7,018
Investment securities, available-for-sale:
Taxable	10,810	13,197	33,470	39,730
Nontaxable	3,997	3,331	11,482	10,172
Investment securities, held-to-maturity, taxable	4,839	5,487	14,708	18,039
Money market and other interest-earning investments	18	87	43	341

Total interest income	82,772	87,169	252,299	240,358

Interest Expense
Deposits	6,419	9,401	21,145	28,989
Short-term borrowings	124	132	369	390
Other borrowings	2,079	5,044	6,389	14,701

Total interest expense	8,622	14,577	27,903	44,080

Net interest income	74,150	72,592	224,396	196,278
Provision for loan losses	400	(82)	2,849	6,437

Net interest income after provision for loan losses	73,750	72,674	221,547	189,841

Noninterest Income
Wealth management fees	5,198	5,094	16,138	15,521
Service charges on deposit accounts	12,816	14,048	38,582	38,062
ATM fees	5,692	6,766	17,920	18,736
Mortgage banking revenue	840	699	2,172	2,560
Insurance premiums and commissions	8,670	8,335	27,595	27,916
Investment product fees	3,359	2,977	9,453	8,504
Company-owned life insurance	1,734	1,393	4,741	3,863
Net securities gains	2,877	2,861	10,488	5,026
Total other-than-temporary impairment losses	(202)	(140)	(1,078)	(1,872)
Loss recognized in other comprehensive income	—	140	—	1,373

Impairment losses recognized in earnings	(202)	—	(1,078)	(499)
Gain on derivatives	226	149	657	702
Gain on sale leaseback transactions	1,607	1,636	4,820	4,909
Change in FDIC indemnification asset	(4,877)	535	(4,118)	535
Other income	2,927	2,833	11,172	7,901

Total noninterest income	40,867	47,326	138,542	133,736

Noninterest Expense
Salaries and employee benefits	49,876	52,325	142,673	139,930
Occupancy	13,454	13,328	39,170	37,826
Equipment	2,902	2,878	8,725	8,720
Marketing	1,537	1,294	4,474	4,193
Data processing	5,432	5,703	16,835	17,538
Communication	2,627	2,529	8,053	7,507
Professional fees	3,787	5,905	9,141	10,462
Loan expense	1,760	1,139	4,896	3,351
Supplies	739	646	2,106	2,191
FDIC assessment	1,320	1,657	4,094	5,621
Other real estate owned expense	371	580	11,754	1,682
Amortization of intangibles	1,956	2,106	5,888	5,868
Other expense	3,258	5,068	8,524	9,952

Total noninterest expense	89,019	95,158	266,333	254,841

Income before income taxes	25,598	24,842	93,756	68,736
Income tax expense	5,861	8,045	25,090	18,490

Net income	$19,737	$16,797	$68,666	$50,246

Net income per common share—basic	$0.20	$0.18	$0.72	$0.53
Net income per common share—diluted	0.20	0.18	0.72	0.53

Weighted average number of common shares outstanding-basic	95,690	94,492	94,886	94,468
Weighted average number of common shares outstanding-diluted	96,125	94,785	95,274	94,722

Dividends per common share	$0.09	$0.07	$0.27	$0.21

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net income	$19,737	$16,797	$68,666	$50,246
Other comprehensive income

Change in securities available-for-sale:
Unrealized holding gains for the period	23,002	16,032	40,463	47,324
Reclassification adjustment for securities gains realized in income	(2,877)	(2,861)	(10,488)	(5,026)
Other-than-temporary-impairment on available-for-sale securities recorded in other comprehensive income	—	(140)	—	(1,373)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	202	—	1,078	499
Income tax effect	(7,901)	(5,149)	(12,076)	(16,202)

Unrealized gains on available-for-sale securities	12,426	7,882	18,977	25,222

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	(1,588)	—	(1,588)	—
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	(232)	(337)	(693)	(1,304)
Income tax effect	729	134	913	521

Changes from securities held-to-maturity	(1,091)	(203)	(1,368)	(783)

Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	(412)	(240)	(1,021)
Reclassification adjustment on cash flow hedges	—	72	—	216
Income tax effect	(1)	137	95	324

Changes from cash flow hedges	(1)	(203)	(145)	(481)

Defined benefit pension plans:
Amortization of net loss recognized in income	1,007	1,154	3,021	3,137
Income tax effect	(403)	(461)	(1,209)	(1,255)

Changes from defined benefit pension plans	604	693	1,812	1,882

Other comprehensive income, net of tax	11,938	8,169	19,276	25,840

Comprehensive income	$31,675	$24,966	$87,942	$76,086

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2010	$87,183	$748,873	$44,018	$(1,269)	$878,805
Comprehensive income
Net income	—	—	50,246	—	50,246
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	25,222	25,222
Transferred securities, net of tax	—	—	—	(783)	(783)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(481)	(481)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,882	1,882
Acquisition—Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends—common stock	—	—	(19,889)	—	(19,889)
Common stock issued	15	151	—	—	166
Common stock repurchased	(33)	(308)	—	—	(341)
Stock based compensation expense	—	2,551	—	—	2,551
Stock activity under incentive comp plans	12	298	(63)	—	247

Balance, September 30, 2011	$94,752	$834,060	$74,312	$24,571	$1,027,695

Balance, December 31, 2011	$94,654	$834,033	$89,865	$15,004	$1,033,556
Comprehensive income
Net income	—	—	68,666	—	68,666
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	18,977	18,977
Transferred securities, net of tax	—	—	—	(1,368)	(1,368)
Reclassification adjustment on cash flows hedges, net of tax	—	—	—	(145)	(145)
Net loss, settlement cost and amortization of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,812	1,812
Acquisition—Indiana Community Bancorp	6,626	81,871	—	—	88,497
Dividends—common stock	—	—	(25,551)	—	(25,551)
Common stock issued	16	171	—	—	187
Common stock repurchased	(66)	(765)	—	—	(831)
Stock based compensation expense	—	2,203	—	—	2,203
Stock activity under incentive comp plans	173	746	(158)	—	761

Balance, September 30, 2012	$101,403	$918,259	$132,822	$34,280	$1,186,764

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$68,666	$50,246

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,618	7,269
Amortization and impairment of other intangible assets	5,888	5,868
Net premium amortization on investment securities	9,546	8,060
(Accretion) amortization of FDIC indemnification asset	4,118	(535)
Stock compensation expense	2,203	2,551
Provision for loan losses	2,849	6,437
Net securities gains	(10,488)	(5,026)
Impairment on available-for-sale securities	1,078	499
Gain on sale leasebacks	(4,820)	(4,909)
Gain on derivatives	(657)	(702)
Net (gains) losses on sales and write-downs of loans and other assets	303	(1,459)
Increase in cash surrender value of company owned life insurance	(4,393)	(3,836)
Residential real estate loans originated for sale	(51,833)	(70,232)
Proceeds from sale of residential real estate loans	49,465	79,089
Decrease in interest receivable	536	5,812
Decrease in other real estate owned	670	7,420
Decrease in other assets	1,732	9,800
Increase (decrease) in accrued expenses and other liabilities	(25,493)	15,838

Total adjustments	(10,678)	61,944

Net cash flows provided by operating activities	57,988	112,190

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks	78,538	398,558
Net cash paid in FDIC-assissted transaction	—	(151,264)
Purchases of investment securities available-for-sale	(687,698)	(490,086)
Purchase of trust assets	—	(1,301)
Proceeds from the call/repurchase of FHLB stock	—	14,587
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	478,218	379,727
Proceeds from sales of investment securities available-for-sale	192,020	454,110
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	24,851	147,050
Proceeds from sale of loans	2,292	4,743
Reimbursements under FDIC loss share agreements	36,338	—
Net principal collected from loan customers	9,123	105,354
Proceeds from sale of premises and equipment and other assets	3,434	413
Purchases of premises and equipment and other assets	(9,368)	(4,184)

Net cash flows provided by investing activities	127,748	857,707

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(175,239)	(692,932)
Short-term borrowings	27,210	(27,411)
Payments for maturities on other borrowings	(1,416)	(725)
Payments related to retirement of debt	(16,000)	(211,228)
Cash dividends paid on common stock	(25,551)	(19,889)
Common stock repurchased	(831)	(341)
Proceeds from exercise of stock options, including tax benefit	565	140
Common stock issued	187	166

Net cash flows used in financing activities	(191,075)	(952,220)

Net increase in cash and cash equivalents	(5,339)	17,677
Cash and cash equivalents at beginning of period	222,872	251,552

Cash and cash equivalents at end of period	$217,533	$269,229

Supplemental cash flow information:
Total interest paid	$30,264	$44,814
Total taxes paid (net of refunds)	$20,969	$4,605
Securities transferred from held-to-maturity to available-for-sale	$46,053	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2012 and 2011, and December 31, 2011, and the results of its operations for the three and nine months ended September 30, 2012 and 2011. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2011.

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

FASB ASC 350 – In September 2011, the FASB issued an update (ASU No. 2011-08, Testing Goodwill for Impairment) impacting FASB ASC 350-20, Intangibles – Goodwill and Other. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update became effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has performed an analysis under this approach and it did not have a material impact on the consolidated financial statements.

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

FASB ASC 805 – In October 2012, the FASB issued an update (ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) impacting FASB ASC 805, Business Combinations. This update specifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This update becomes effective for interim and annual periods beginning on or after December 15, 2012, and is consistent with the Company’s current accounting treatment of changes in expected cash flows and the indemnification asset and will not have a material impact on the consolidated financial statements.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

Indiana Community Bancorp

On September 15, 2012, Old National acquired 100 % of Indiana Community Bancorp (“IBT”) in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. The acquisition increases Old National’s position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National Bancorp stock valued at approximately $88.5 million.

Under the acquisition method of accounting, the total estimated purchase price is allocated to IBT’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the IBT acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$78,538
Investment securities	154,802
Loans	496,167
Premises and equipment	13,465
Accrued interest receivable	2,165
Other real estate owned	6,170
Company-owned life insurance	15,833
Other assets	49,974
Deposits	(784,589)
Other borrowings	(15,464)
Accrued expenses and other liabilities	(18,296)

Net tangible assets acquired	(1,235)
Definite-lived intangible assets acquired	3,024
Goodwill	86,708

Purchase price	$88,497

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Of the total purchase price, $1.2 million has been allocated to net tangible liabilities acquired and $3.0 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 20 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Community Banking” and “Other” segments, as described in Note 20 of these consolidated financial statement footnotes.

	Estimated
	Fair Value	Estimated
	(in millions)	Useful Lives (Years)
Core deposit intangible	$1.3	7
Trust customer relationship intangible	$1.7	12

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

Divestiture

On August 16, 2012, Old National announced plans to sell the deposits of nine banking centers located in southern Illinois and western Kentucky. As such, these deposits are considered held for sale as of September 30, 2012. The deposits totaled approximately $168.0 million at September 30, 2012. Old National also announced plans to consolidate 19 banking centers into existing branch locations. The consolidations are scheduled for the fourth quarter of 2012 and the pending sales will close during the first quarter of 2013.

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares in thousands, except per share data)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Basic Earnings Per Share
Net income	$19,737	$16,797

Weighted average common shares outstanding	95,690	94,492
Basic Earnings Per Share	$0.20	$0.18

Diluted Earnings Per Share
Net income	$19,737	$16,797

Weighted average common shares outstanding	95,690	94,492
Effect of dilutive securities:
Restricted stock (1)	422	277
Stock options (2)	13	16

Weighted average shares outstanding	96,125	94,785
Diluted Earnings Per Share	$0.20	$0.18

(dollars and shares in thousands, except per share data)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Basic Earnings Per Share
Net income	$68,666	$50,246

Weighted average common shares outstanding	94,886	94,468
Basic Earnings Per Share	$0.72	$0.53

Diluted Earnings Per Share
Net income	$68,666	$50,246

Weighted average common shares outstanding	94,886	94,468
Effect of dilutive securities:
Restricted stock (1)	371	233
Stock options (2)	17	21

Weighted average shares outstanding	95,274	94,722

Diluted Earnings Per Share	$0.72	$0.53

(1)	7 and 2 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the third quarter ended September 30, 2012 and 2011, respectively, because the effect would be antidilutive. 7 and 5 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share for the nine months ended September 30, 2012 and 2011, respectively, because the effect would be antidilutive.
(2)	Options to purchase 3,267 shares and 4,626 shares outstanding at September 30, 2012 and 2011, respectively, were not included in the computation of net income per diluted share for the third quarter ended September 30, 2012 and 2011, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 3,286 and 4,605 shares outstanding at September 30, 2012 and 2011, respectively, were not included in the computation of net income per diluted share for the nine months ended September 30, 2012 and 2011, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) net of tax for the nine months ended September 30, 2012 and 2011:

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	September 30,
(dollars in thousands)	2011	Income	2012
Unrealized gains on available-for-sale securities	$53,911	$18,977	$72,888
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(29,299)	—	(29,299)
Unrealized gains (losses) on held-to-maturity securities	4,745	(1,368)	3,377
Unrecognized gain (loss) on cash flow hedges	145	(145)	—
Defined benefit pension plans	(14,498)	1,812	(12,686)

Accumulated other comprehensive income (loss)	$15,004	$19,276	$34,280

	AOCI at	Other	AOCI at
	December 31,	Comprehensive	September 30,
(dollars in thousands)	2010	Income	2011
Unrealized gains on available-for-sale securities	$31,962	$26,058	$58,020
Unrealized losses on securities for which other-than-temporary-impairment has been recognized	(28,173)	(836)	(29,009)
Unrealized gains (losses) on held-to-maturity securities	5,667	(783)	4,884
Unrecognized gain on cash flow hedges	846	(481)	365
Defined benefit pension plans	(11,571)	1,882	(9,689)

Accumulated other comprehensive income (loss)	$(1,269)	$25,840	$24,571

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2012
Available-for-sale
U.S. Treasury	$15,170	$415	$—	$15,585
U.S. Government-sponsored entities and agencies	384,975	2,698	(497)	387,176
Mortgage-backed securities—Agency	1,104,394	35,582	(29)	1,139,947
Mortgage-backed securities—Non-agency	31,734	1,346	(356)	32,724
States and political subdivisions	520,375	37,587	(127)	557,835
Pooled trust preferrred securities	25,285	—	(16,191)	9,094
Other securities	160,913	11,289	(1,774)	170,428

Total available-for-sale securities	$2,242,846	$88,917	$(18,974)	$2,312,789

Held-to-maturity
U.S. Government-sponsored entities and agencies	$174,764	$13,247	$—	$188,011
Mortgage-backed securities—Agency	63,222	2,685	—	65,907
States and political subdivisions	169,539	13,561	—	183,100
Other securities	2,996	—	—	2,996

Total held-to-maturity securities	$410,521	$29,493	$—	$440,014

December 31, 2011
Available-for-sale
U.S. Treasury	$65,221	$548	$—	$65,769
U.S. Government-sponsored entities and agencies	171,629	1,621	(65)	173,185
Mortgage-backed securities—Agency	1,153,629	28,687	(61)	1,182,255
Mortgage-backed securities—Non-agency	90,355	418	(4,873)	85,900
States and political subdivisions	376,609	26,428	(193)	402,844
Pooled trust preferrred securities	25,461	—	(18,134)	7,327
Other securities	147,897	8,365	(2,266)	153,996

Total available-for-sale securities	$2,030,801	$66,067	$(25,592)	$2,071,276

Held-to-maturity
U.S. Government-sponsored entities and agencies	$177,159	$11,434	$—	$188,593
Mortgage-backed securities—Agency	84,075	3,305	—	87,380
States and political subdivisions	216,345	8,548	(176)	224,717
Other securities	7,011	—	(2)	7,009

Total held-to-maturity securities	$484,590	$23,287	$(178)	$507,699

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

	September 30, 2012		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$31,076	$31,352	3.38%
One to five years	106,978	113,288	3.59
Five to ten years	538,964	554,625	2.72
Beyond ten years	1,565,828	1,613,524	3.30

Total	$2,242,846	$2,312,789	3.17%

Held-to-maturity
Within one year	$3,210	$3,210	2.12%
One to five years	2,331	2,412	3.29
Five to ten years	142,409	151,219	2.91
Beyond ten years	262,571	283,173	4.46

Total	$410,521	$440,014	3.90%

The following table summarizes the investment securities with unrealized losses at September 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$109,574	$(497)	$—	$—	$109,574	$(497)
Mortgage-backed securities—Agency	12,310	(29)	—	—	12,310	(29)
Mortgage-backed securities—Non-agency	2,459	(154)	3,561	(202)	6,020	(356)
States and political subdivisions	12,633	(127)	—	—	12,633	(127)
Pooled trust preferrred securities	—	—	9,094	(16,191)	9,094	(16,191)
Other securities	2,484	(13)	6,324	(1,761)	8,808	(1,774)

Total available-for-sale	$139,460	$(820)	$18,979	$(18,154)	$158,439	$(18,974)

Held-to-Maturity
States and political subdivisions	$—	$—	$50	$—	$50	$—

Total held-to-maturity	$—	$—	$50	$—	$50	$—

December 31, 2011
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,935	$(65)	$—	$—	$24,935	$(65)
Mortgage-backed securities—Agency	49,016	(61)	3	—	49,019	(61)
Mortgage-backed securities—Non-agency	10,053	(353)	59,203	(4,520)	69,256	(4,873)
States and political subdivisions	9,281	(114)	1,345	(79)	10,626	(193)
Pooled trust preferrred securities	—	—	7,327	(18,134)	7,327	(18,134)
Other securities	4,516	(141)	6,218	(2,125)	10,734	(2,266)

Total available-for-sale	$97,801	$(734)	$74,096	$(24,858)	$171,897	$(25,592)

Held-to-Maturity
States and political subdivisions	$1,613	$(1)	$13,180	$(175)	$14,793	$(176)
Other securities	22	(2)	—	—	22	(2)

Total held-to-maturity	$1,635	$(3)	$13,180	$(175)	$14,815	$(178)

Proceeds from sales and calls of securities available for sale were $332.3 million and $763.5 million for the nine months ended September 30, 2012 and 2011, respectively. Gains of $10.4 million and $6.0 million were realized on these sales during 2012 and 2011, respectively, and offsetting losses of $1.0 million were realized on these sales during 2011. Also included in net securities gains for the first nine months of 2012 is $120 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on six non-agency mortgage-backed securities and one trust preferred security in the amount of $1.1 million, described below. Impacting earnings in the first nine months of 2011 was $1 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on three non-agency mortgage-backed securities in the amount of $499 thousand.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.0 million at September 30, 2012 and $2.8 million at December 31, 2011.

During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds. The $1.0 million, net of tax, unrealized holding gain was reclassified out of other comprehensive income on the date of transfer.

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

As of September 30, 2012, Old National’s securities portfolio consisted of 1,297 securities, 55 of which were in an unrealized loss position. The Company’s non-agency mortgage-backed and pooled trust preferred securities are discussed below. The majority of unrealized losses are related to the Company’s pooled trust preferred securities.

Non-agency Mortgage-backed Securities

At September 30, 2012, the Company’s securities portfolio contained 7 non-agency collateralized mortgage obligations with a fair value of $32.7 million which had net unrealized gains of approximately $1.0 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of September 30, 2012, five of these securities were rated below investment grade with grades ranging from CCC to D. One of the five securities is rated CCC and has a fair value of $13.0 million, one of the securities is rated CC with a fair value of $1.3 million and three of the securities are rated D with a fair value of $9.4 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $913 thousand of credit losses on six of these securities for the nine months ended September 30, 2012. The fair value of these below investment grade non-agency mortgage-backed securities remaining at September 30, 2012 was $23.8 million.

Based on an analysis of the underlying collateral, Old National recorded $499 thousand of credit losses on three non-agency mortgage-backed securities for the nine months ended September 30, 2011. The fair value of these non-agency mortgage-backed securities was $78.5 million at September 30, 2011.

Pooled Trust Preferred Securities

At September 30, 2012, the Company’s securities portfolio contained eight pooled trust preferred securities with a fair value of $9.1 million and unrealized losses of $16.2 million. Six of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $3.7 million with unrealized losses of $7.3 million at September 30, 2012. These securities were rated A2 and A3 at inception, but at September 30, 2012, one security was rated CC, four securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2012, our model indicated other-than-temporary-impairment losses on one security of $165 thousand, all of which was recorded as a credit loss in earnings. At September 30, 2012, the fair value of this security was $476 thousand and it was classified as available for sale.

Two of our pooled trust preferred securities with a fair value of $5.4 million and unrealized losses of $8.9 million at September 30, 2012 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the nine months ended September 30, 2011, the seven securities subject to FASB ASC 325-10 accounted for $8.3 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment on these securities.

Two of our pooled trust preferred securities with a fair value of $2.7 million and unrealized losses of $11.5 million at September 30, 2011 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our eight pooled trust preferred securities as well as five single issuer trust preferred securities which are included with other securities in Note 6 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.

As depicted in the table below, all eight securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities September 30, 2012 (Dollars in Thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2012	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
TROPC 2003-1A	A4L	C	$86	$86	$—	$—	14/36	43.6%	15.6%	0.0%
MM Community Funding IX	B-2	CC	2,067	663	(1,404)	—	17/30	34.4%	7.5%	0.0%
Reg Div Funding 2004	B-2	D	4,012	476	(3,536)	165	24/45	45.7%	6.2%	0.0%
Pretsl XII	B-1	C	2,820	1,324	(1,496)	—	48/73	27.9%	8.0%	0.0%
Pretsl XV	B-1	C	1,695	1,139	(556)	—	49/71	32.6%	6.2%	0.0%
Reg Div Funding 2005	B-1	C	311	23	(288)	—	18/48	55.9%	30.1%	0.0%
Pretsl XXVII LTD	B	CC	4,892	1,164	(3,728)	—	34/49	26.6%	4.4%	34.0%
Trapeza Ser 13A	A2A	B	9,402	4,219	(5,183)	—	43/53	27.7%	7.4%	35.3%

			25,285	9,094	(16,191)	165
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	957	998	41	—
First Empire Cap (M&T)		BB+	2,907	2,993	86	—
Fleet Cap Tr V (BOA)		BB	3,364	2,501	(863)	—
JP Morgan Chase Cap XIII		BBB	4,721	3,823	(898)	—
NB-Global		BB	715	713	(2)	—

			12,664	11,028	(1,636)	—
Total			$37,949	$20,122	$(17,827)	$165

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2012 and the related credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
	Vintage	Lowest Credit Rating (1)	Amortized Cost	Three months ended September 30, 2012	Nine months ended September 30, 2012
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$12,319	$139	$299
CWALT Ser 73CB	2005	D	2,613	23	140
CWALT Ser 73CB	2005	D	3,762	21	21
HALO Ser 1R	2006		—	—	133
RAST A9	2004		—	—	142
RFMSI Ser S10	2006	D	3,260	15	178

			$21,954	198	913
Pooled trust preferred securities:
Reg Div Funding	2004	D	4,012	4	165

			$4,012	4	165
Total other-than-temporary- impairment recognized in earnings				$202	$1,078

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2011 and the related credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
	Vintage	Lowest Credit Rating (1)	Amortized Cost	Three months ended September 30, 2011	Nine months ended September 30, 2011
Non-agency mortgage-backed securities:
FHASI Ser 4	2007	CC	$20,003	$—	$340
HALO Ser 1R	2006	B	15,640	—	16
RFMSI Ser S10	2006	CC	4,217	—	143

			$39,860	—	499
Total other-than-temporary- impairment recognized in earnings				$—	$499

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2012, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
		Lowest		Nine Months
		Credit	Amortized	September 30,	Year ended December 31,			Life-to
	Vintage	Rating (1)	Cost	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$12,319	$299	$—	$79	$63	$441
CWALT Ser 73CB	2005	D	2,613	140	—	207	83	430
CWALT Ser 73CB	2005	D	3,762	21	—	427	182	630
CWHL 2006-10 (3)	2006		—	—	—	309	762	1,071
CWHL 2005-20	2005	CC	1,242	—	—	39	72	111
FHASI Ser 4 (5)	2007		—	—	340	629	223	1,192
HALO Ser 1R (5)	2006		—	133	16	—	—	149
RFMSI Ser S9 (2)	2006		—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	3,260	178	165	76	249	668
RALI QS2 (2)	2006		—	—	—	278	739	1,017
RAST A9	2004		—	142	—	—	—	142
RFMSI S1(4)	2006		—	—	—	30	176	206

			23,196	913	521	2,997	4,429	8,860
Pooled trust preferred securities:
TROPC	2003	C	86	—	888	444	3,517	4,849
MM Community Funding IX	2003	CC	2,067	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,012	165	—	321	5,199	5,685
Pretsl XII	2003	C	2,820	—	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	—	3,374	3,374
Reg Div Funding	2005	C	311	—	—	—	3,767	3,767

			10,991	165	888	930	20,366	22,349
Total other-than-temporary- impairment recognized in earnings				$1,078	$1,409	$3,927	$24,795	$31,209

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Sold during fourth quarter 2010.
(3)	Sold during first quarter 2011.
(4)	Sold during second quarter 2012.
(5)	Sold during third quarter 2012.

NOTE 7 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At September 30, 2012 and December 31, 2011, Old National had residential loans held for sale of $9.9 million and $4.5 million, respectively.

During the first nine months of 2012, commercial and commercial real estate loans held for investment of $1.6 million, including $1.5 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.3 million, resulting in a charge-off of $0.1 million and a recovery of $0.8 million. At September 30, 2012, there were no loans held for sale under this arrangement.

During the first nine months of 2011, commercial and commercial real estate loans held for investment of $4.7 million, including $0.1 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $4.9 million, resulting in income of $0.2 million. At September 30, 2011, there were no loans held for sale under this arrangement.

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Commercial (1)	$1,294,015	$1,216,654
Commercial real estate:
Construction	113,772	46,141
Other	1,177,282	1,021,229
Residential real estate	1,279,238	995,458
Consumer credit:
Heloc	269,398	235,603
Auto	526,662	483,575
Other	134,010	142,183
Covered loans	448,789	626,360

Total loans	5,243,166	4,767,203
Allowance for loan losses	(50,428)	(57,117)
Allowance for loan losses—covered loans	(4,334)	(943)

Net loans	$5,188,404	$4,709,143

(1)	Includes direct finance leases of $62.6 million at September 30, 2012 and $79.6 million at December 31, 2011.

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

Residential

With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, Old National typically establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of September 30, 2012, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Old National’s activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012

Allowance for loan losses:
Beginning balance	$17,850	$28,621	$4,682	$3,607	—	$54,760
Charge-offs	(2,485)	(771)	(1,385)	(545)	—	(5,186)
Recoveries	1,647	2,300	565	276	—	4,788
Provision	954	(945)	663	(272)	—	400

Ending balance	$17,966	$29,205	$4,525	$3,066	—	$54,762

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,029	$32,490	$8,558	$3,112	—	$70,189
Charge-offs	(2,227)	(2,726)	(2,149)	(344)	—	(7,446)
Recoveries	902	482	1,405	72	—	2,861
Provision	(864)	315	130	337	—	(82)

Ending balance	$23,840	$30,561	$7,944	$3,177	—	$65,522

Old National’s activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2012

Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(5,725)	(4,864)	(5,935)	(1,465)	—	(17,989)
Recoveries	3,940	4,421	3,090	391	—	11,842
Provision	(213)	2,655	416	(9)	—	2,849

Ending balance	$17,966	$29,205	$4,525	$3,066	—	$54,762

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(7,396)	(5,707)	(8,002)	(1,517)	—	(22,622)
Recoveries	3,037	1,466	4,731	164	—	9,398
Provision	1,995	2,148	73	2,221	—	6,437

Ending balance	$23,840	$30,561	$7,944	$3,177	—	$65,522

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at September 30, 2012 and December 31, 2011 and other information regarding the allowance:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,625	$4,233	$—	$—	—	$10,858

Ending balance: collectively evaluated for impairment	$10,559	$16,977	$2,604	$2,926	—	$33,066

Ending balance: loans acquired with deteriorated credit quality	$427	$4,941	1,066	$70	—	$6,504

Ending balance: covered loans acquired with deteriorated credit quality	$355	$3,054	$855	$70	—	$4,334

Total allowance for credit losses	$17,966	$29,205	$4,525	$3,066	—	$54,762

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$34,812	$43,469	—	—	—	$78,281

Ending balance: collectively evaluated for impairment	$1,248,264	$1,191,275	$930,070	$1,279,238	—	$4,648,847

Ending balance: loans acquired with deteriorated credit quality	$10,939	$56,310	—	—	—	$67,249

Ending balance: covered loans acquired with deteriorated credit quality	$69,501	$237,113	$104,348	$37,827	—	$448,789

Total loans and leases outstanding	$1,363,516	$1,528,167	$1,034,418	$1,317,065	—	$5,243,166

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$7,015	$4,177	—	—	—	$11,192

Ending balance: collectively evaluated for impairment	$12,816	$21,397	$6,335	$2,752	—	$43,300

Ending balance: loans acquired with deteriorated credit quality	$128	$1,288	$445	$764	—	$2,625

Ending balance: covered loans acquired with deteriorated credit quality	$5	$131	$174	$633	—	$943

Total allowance for credit losses	$19,964	$26,993	$6,954	$4,149	—	$58,060

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$31,838	$43,225	—	—	—	$75,063

Ending balance: collectively evaluated for impairment	$1,183,675	$1,002,105	$861,361	$995,458	—	$4,042,599

Ending balance: loans acquired with deteriorated credit quality	$1,141	$22,040	—	—	—	$23,181

Ending balance: covered loans acquired with deteriorated credit quality	$124,755	$325,934	$128,700	$46,971	—	$626,360

Total loans and leases outstanding	$1,341,409	$1,393,304	$990,061	$1,042,429	—	$4,767,203

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

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of September 30, 2012 and December 31, 2011, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Assigned Grade	2012	2011	2012	2011	2012	2011
Grade:
Pass	$1,163,480	$1,103,556	$69,336	$16,841	$972,610	$895,543
Criticized	56,467	36,212	10,413	13,605	68,373	30,331
Classified—substandard	31,006	41,695	14,521	10,147	41,732	34,478
Classified—doubtful	43,062	35,191	19,502	5,548	94,567	60,877

Total	$1,294,015	$1,216,654	$113,772	$46,141	$1,177,282	$1,021,229

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2012 and December 31, 2011, excluding covered loans:

September 30, 2012	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$268,050	$525,097	$132,304	$1,269,005
Nonperforming	1,348	1,565	1,706	10,233

	$269,398	$526,662	$134,010	$1,279,238

December 31, 2011	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$234,334	$481,632	$140,605	$985,211
Nonperforming	1,269	1,943	1,578	10,247

	$235,603	$483,575	$142,183	$995,458

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the nine months ended September 30, 2012 and 2011, the average balance of impaired loans was $76.7 million and $66.4 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of September 30, 2012 and December 31, 2011. Of the loans purchased during 2011 and 2012 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $4.2 million migrated to classified-doubtful during the third quarter of 2012. Purchased loans of $24.0 million migrated to classified-doubtful during the year ended December 31, 2011.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
September 30, 2012
With no related allowance recorded:
Commercial	$10,396	$14,134	$—
Commercial Real Estate—Construction	980	1,088	—
Commercial Real Estate—Other	14,560	21,404	—
With an allowance recorded:
Commercial	24,416	28,745	6,625
Commercial Real Estate—Construction	4,671	4,671	69
Commercial Real Estate—Other	23,258	25,927	4,164

Total Commercial	$78,281	$95,969	$10,858

December 31, 2011
With no related allowance recorded:
Commercial	$10,094	$13,047	$—
Commercial Real Estate—Construction	610	610	—
Commercial Real Estate—Other	18,136	27,372	—
With an allowance recorded:
Commercial	21,744	24,928	7,143
Commercial Real Estate—Construction	2,256	3,327	12
Commercial Real Estate—Other	22,223	24,792	5,453

Total Commercial	$75,063	$94,076	$12,608

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended September 30, 2012 and 2011 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2012
With no related allowance recorded:
Commercial	$8,514	$40
Commercial Real Estate—Construction	1,322	2
Commercial Real Estate—Other	13,417	27
With an allowance recorded:
Commercial	19,372	(10)
Commercial Real Estate—Construction	438	(2)
Commercial Real Estate—Other	23,246	(1)

Total Commercial	$66,309	$56

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
September 30, 2011
With no related allowance recorded:
Commercial	$12,081	$178
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	11,409	64
With an allowance recorded:
Commercial	22,118	59
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	32,243	194

Total Commercial	$77,851	$495

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the nine months ended September 30, 2012 and 2011 are included in the tables below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
September 30, 2012
With no related allowance recorded:
Commercial	$10,246	$40
Commercial Real Estate—Construction	796	2
Commercial Real Estate—Other	16,349	70
With an allowance recorded:
Commercial	23,081	58
Commercial Real Estate—Construction	3,464	—
Commercial Real Estate—Other	22,741	54

Total Commercial	$76,677	$224

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
September 30, 2011
With no related allowance recorded:
Commercial	$11,833	$268
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	10,713	169
With an allowance recorded:
Commercial	17,103	145
Commercial Real Estate—Construction	—	—
Commercial Real Estate—Other	26,780	328

Total Commercial	$66,429	$910

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of September 30, 2012 and December 31, 2011 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
September 30, 2012
Commercial	$857	$968	$180	$41,187	$43,192	$1,250,823
Commercial Real Estate:
Construction	—	—	—	19,208	19,208	94,564
Other	2,025	2,868	50	86,347	91,290	1,085,992
Consumer:
Heloc	832	108	—	1,348	2,288	267,110
Auto	3,875	834	320	1,565	6,594	520,068
Other	1,816	549	31	1,706	4,102	129,908
Residential	14,362	2,060	—	10,233	26,655	1,252,583
Covered loans	1,793	759	64	123,741	126,357	322,432

Total loans	$25,560	$8,146	$645	$285,335	$319,686	$4,923,480

December 31, 2011
Commercial	$2,755	$357	$358	$34,104	$37,574	$1,179,080
Commercial Real Estate:
Construction	—	164	—	5,425	5,589	40,552
Other	7,466	413	279	60,762	68,920	952,309
Consumer:
Heloc	706	186	151	1,269	2,312	233,291
Auto	5,745	1,276	246	1,943	9,210	474,365
Other	2,002	463	76	1,578	4,119	138,064
Residential	7,950	1,839	—	10,247	20,036	975,422
Covered loans	5,446	2,033	2,338	182,880	192,697	433,663

Total loans	$32,070	$6,731	$3,448	$298,208	$340,457	$4,426,746

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2012, these loans totaled $256.8 million, of which $162.6 million had been sold to other financial institutions and $94.2 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At September 30, 2012, our troubled debt restructurings consisted of $9.9 million of commercial loans, $18.3 million of commercial real estate loans, $0.3 million of consumer loans and $0.3 million of residential loans, totaling $28.8 million. Approximately $16.6 million of the troubled debt restructuring at September 30, 2012 were included with nonaccrual loans. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans, totaling $13.0 million. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans.

As of September 30, 2012 and December 31, 2011, Old National has allocated $4.1 million and $1.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively.

Old National has not committed to lend any additional amounts as of September 30, 2012 and December 31, 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	32	$5,594	$5,594
Commercial Real Estate—construction	3	1,392	1,392
Commercial Real Estate—other	25	15,073	15,073
Consumer —other	12	605	605

Total	72	$22,664	$22,664

The troubled debt restructurings described above increased the allowance for loan losses by $1.3 million and resulted in charge-offs of $0.9 million during the nine months ended September 30, 2012. The loans that impacted the allowance were charged off or paid prior to September 30, 2012.

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

The following table presents loans by class modified as troubled debt restructuring within the last twelve months for which there was a payment default during the nine months ended September 30, 2012.

(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	4	$400
Commercial Real Estate	3	126

Total	7	$526

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

The terms of certain other loans were modified during the nine months ended September 30, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

The following table presents activity in troubled debt restructurings for the nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2012
Troubled debt restructuring:
Balance, January 1, 2012	$7,086	$5,851	$53	$—	$12,990
Charge-offs	(1,381)	(796)	—	—	(2,177)
Payments	(1,314)	(3,245)	(13)	(32)	(4,604)
Additions	5,556	16,426	266	368	22,616

Balance September 30, 2012	$9,947	$18,236	$306	$336	$28,825

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2011
Troubled debt restructuring:
Balance, January 1, 2011	$3,778	$972	$65	$—	$4,815
Charge-offs	(394)	(233)	—	—	(627)
Payments	(314)	(361)	(5)	—	(680)
Additions	809	5,116	—	—	5,925

Balance September 30, 2011	$3,879	$5,494	$60	$—	$9,433

Purchased Impaired Loans (non-covered loans)

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

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

(dollars in thousands)	September 30, 2012	December 31, 2011
Commercial	$10,959	$1,143
Commercial real estate	59,944	23,059
Consumer	25,752	41,064
Residential	165	418

Carrying amount	$96,820	$65,684

Carrying amount, net of allowance	$94,650	$63,982

Allowance for loan losses	$2,170	$1,702

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $194.1 million and $111.4 million as of September 30, 2012 and December 31, 2011, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. The accretable difference for noncovered loans that is expected to be accreted into future earnings of the Company totaled $25.3 million at the date of acquisition. Accretion of $7.9 million has been recorded as loan interest income through the nine months ended September 30, 2012. Accretion of $15.3 million was recorded as loan interest income in 2011. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Total
Balance at January 1, 2012	$15,508	$5,871	$—	$21,379
New loans purchased	—	—	11,945	11,945
Accretion of income	(5,969)	(1,639)	(304)	(7,912)
Reclassifications from (to) nonaccretable difference	5,858	(140)	—	5,718
Disposals/other adjustments	(268)	(172)	—	(440)

Balance at September 30, 2012	$15,129	$3,920	$11,641	$30,690

Included in Old National’s allowance for loan losses is $2.2 million related to the purchased loans disclosed above for the first nine months of 2012. Included in Old National’s allowance for loan losses was $1.7 million related to the purchased loans in 2011. An immaterial amount of allowances for loan losses were reversed during 2012 and 2011 related to these loans.

Purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Monroe	Integra
(dollars in thousands)	Bancorp	Bank	IBT
Contractually required payments	$94,714	$921,856	$118,535
Nonaccretable difference	(45,157)	(226,426)	(53,165)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370
Accretable yield	(6,971)	(98,487)	(11,945)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $448.8 million at September 30, 2012. The composition of covered loans by lending classification was as follows:

	At September 30, 2012
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$36,803	$32,698	$69,501
Commercial real estate	217,289	19,824	237,113
Residential	37,266	561	37,827
Consumer	28,215	76,133	104,348

Covered loans	319,573	129,216	448,789
Allowance for loan losses	(4,334)	—	(4,334)

Covered loans, net	$315,239	$129,216	$444,455

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $612.9 million and $726.8 million as of September 30, 2012 and December 31, 2011, respectively.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)
Balance at January 1, 2012	$92,053
New loans purchased	—
Accretion of income	(37,919)
Reclassifications from (to) nonaccretable difference	35,678
Disposals/other adjustments	411

Balance at September 30, 2012	$90,223

At September 30, 2012, the loss sharing asset is comprised of a $111.8 million FDIC indemnification asset and a $15.1 million FDIC loss share receivable. The loss share receivable represents the current reimbursable amounts from the FDIC that have not yet been received. The indemnification asset represents the cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2012, $95.0 million of the FDIC indemnification asset related to expected indemnification payments and $16.8 million is expected to be amortized against future accreted interest income.

For covered loans, the Company remeasures contractual and expected cash flows on a quarterly basis. When the quarterly re-measurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash flows to be received from the FDIC. Consistent with the loss sharing agreements between the Company and the FDIC, the amount of the increase to the indemnification asset is measured at 80% of the resulting impairment.

Alternatively, when the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss sharing agreements.

The following table shows a detailed analysis of the FDIC loss sharing asset for the nine months ended September 30, 2012:

(dollars in thousands)
Balance at January 1, 2012	$167,714
Adjustments not reflected in income:
Established through acquisitions	—
Cash received from FDIC	(36,338)
Other	(377)
Adjustments reflected in income:
(Amortization) accretion	(10,614)
Impairment	624
Write-downs/sale of other real estate	8,517
Recovery amounts due to FDIC	(1,915)
Other	(730)

Balance at September 30, 2012	$126,881

Also included in Other Assets is a $918 thousand receivable related to noninterest loan expenses that are reimbursable by the FDIC.

NOTE 10 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at September 30, 2012 and December 31, 2011:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, December 31, 2011	$7,119	$30,443
Acquired	5,597	—
Additions	10,023	17,038
Sales	(6,293)	(8,109)
Gains (losses)/Write-downs	(2,164)	(10,592)

Balance, September 30, 2012	$14,282	$28,780

(1)	Includes $0.4 million of repossessed personal property at September 30, 2012.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of September 30, 2012, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2012 and 2011:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	85,706	1,000	86,706

Balance, September 30, 2012	$298,118	$41,765	$339,883

Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	97,209	892	98,101

Balance, September 30, 2011	$225,220	$40,765	$265,985

Goodwill is reviewed annually for impairment. As of August 31, 2012, Old National concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. Also during the third quarter of 2012, Old National recorded $86.7 million of goodwill associated with the acquisition of Indiana Community Bancorp, of which $85.7 million was allocated to the “Community Banking” segment and $1.0 million to the “Other” segment. Old National recorded $68.4 million of goodwill in the first quarter of 2011 associated with the acquisition of Monroe Bancorp, of which $67.5 million was allocated to the “Community Banking” segment and $0.9 million to the “Other” segment. Old National recorded $29.7 million of goodwill in the third quarter of 2011 associated with the acquisition of Integra Bank, all of which was allocated to the “Community Banking” segment. During the fourth quarter of 2011 the amount of the goodwill estimate recorded on July 29, 2011 associated with the acquisition of Integra Bank was adjusted by $12.8 million.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2012 and December 31, 2011 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2012
Amortized intangible assets:
Core deposit	$40,559	$(24,615)	$15,944
Customer business relationships	26,411	(17,687)	8,724
Customer trust relationships	5,352	(886)	4,466
Customer loan relationships	4,413	(2,274)	2,139

Total intangible assets	$76,735	$(45,462)	$31,273

December 31, 2011
Amortized intangible assets:
Core deposit	$39,265	$(20,815)	$18,450
Customer business relationships	25,897	(16,312)	9,585
Customer trust relationships	3,622	(474)	3,148
Customer loan relationships	4,413	(1,972)	2,441

Total intangible assets	$73,197	$(39,573)	$33,624

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 25 years. During the third quarter of 2012, Old National increased core deposits by $1.3 million related to the acquisition of Indiana Community Bancorp, which is included in the “Community Banking” segment. Also during the third quarter of 2012, Old National increased customer relationship intangibles by $1.7 million associated with the trust business of Indiana Community Bancorp, which is included in the “Other” segment. During the second quarter of 2012, Old National increased customer business relationships by $0.5 million related to the purchase of an insurance book of business, which is included in the “Other” segment. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the second quarter of 2011, Old National reduced customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Other” segment. During the third quarter of 2011, Old National recorded $4.3 million of core deposit intangibles associated with the acquisition of Integra Bank, which is included in the “Community Banking” segment. During the fourth quarter of 2011, Old National recorded $0.3 million of customer business relationships associated with the purchase of an insurance book of business and took accelerated amortization of $0.7 million on its core deposit intangible related to the sale of the former Chicago-area Integra branches. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $5.9 million in 2012 and $ 5.9 million in 2011.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2012 remaining	$2,053
2013	7,714
2014	5,800
2015	4,688
2016	3,767
Thereafter	7,251

Total	$31,273

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2012:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements	Other Short-term Borrowings	Total
2012
Outstanding at September 30, 2012	$117,515	$334,545	$—	$452,060
Average amount outstanding	67,139	315,226	12	382,377
Maximum amount outstanding at any month-end	231,202	345,081	—
Weighted average interest rate:
During nine months ended September 30, 2012	0.15%	0.12%	7.53%	0.13%
At September 30, 2012	0.13	0.30	—	0.26

Other Short-term Borrowings

At December 31, 2011, Old National had a $114 thousand note payable to a life insurance company which was assumed as part of the Integra Bank acquisition and matured in January 2012. This note payable carried an effective interest rate of 7.26%.

NOTE 13 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Old National Bancorp:
Junior subordinated debenture (variable rates of 1.96% to 2.11%) maturing March 2035 to June 2037	$28,000	$16,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	—	13,000
ASC 815 fair value hedge and other basis adjustments	(3,357)	(3,003)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.75%) maturing April 2013 to January 2023	206,980	208,360
Capital lease obligation	4,224	4,261
ASC 815 fair value hedge and other basis adjustments	2,655	2,156

Total other borrowings	$288,502	$290,774

Contractual maturities of other borrowings at September 30, 2012, were as follows:

(dollars in thousands)
Due in 2012	$13
Due in 2013	75,362
Due in 2014	92,528
Due in 2015	16,763
Due in 2016	17,413
Thereafter	87,125
ASC 815 fair value hedge and other basis adjustments	(702)

Total	$288,502

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 3.29% and 3.30% at September 30, 2012, and December 31, 2011, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

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

In 2012, Old National acquired Home Federal Statutory Trust I in conjunction with its acquisition of Indiana Community Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Home Federal Statutory Trust I. Home Federal Statutory Trust I issued $15.0 million in preferred securities in September 2006. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 165 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Home Federal Statutory Trust I. Old National, at any time, may redeem the junior subordinated debentures and thereby cause a redemption of the trust preferred securities in whole or in part.

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

At September 30, 2012, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2012 remaining	$97
2013	390
2014	410
2015	410
2016	410
Thereafter	10,084

Total minimum lease payments	11,801
Less amounts representing interest	7,577

Present value of net minimum lease payments	$4,224

NOTE 14—EMPLOYEE BENEFIT PLANS

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

Old National contributed $135 thousand to cover benefit payments from the Restoration Plan during the first nine months of 2012. Old National expects to contribute an additional $30 thousand to cover benefit payments from the Restoration Plan during the remainder of 2012.

The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest cost	$494	$525	$1,480	$1,575
Expected return on plan assets	(587)	(676)	(1,760)	(2,028)
Recognized actuarial loss	1,007	689	3,020	2,067
Settlement	—	465	—	1,069

Net periodic benefit cost	$914	$1,003	$2,740	$2,683

On September 15, 2012, Old National assumed Indiana Bank and Trust’s Pentegra Defined Benefit Plan for Financial Institutions. This defined benefit pension plan has been frozen since April 1, 2008. The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333. The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Old National has given notice to withdraw from the plan, effective December 31, 2012, and has recorded an estimated $11.7 million termination liability in Accrued Expenses and Other Liabilities. This purchase accounting entry increased goodwill by $7.1 million after tax.

NOTE 15—STOCK-BASED COMPENSATION

At September 30, 2012, Old National had 3.5 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock.

Stock Options

The Company did not grant any stock options during the first nine months of 2012. Old National recorded $6 thousand of stock based compensation expense, net of tax, during the first nine months of 2012 as compared to $61 thousand for the first nine months of 2011.

In connection with the acquisition of Indiana Community Bancorp on September 15, 2012, 0.2 million options for shares of Indiana Community Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options. In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

Restricted Stock Awards

The Company granted 62 thousand time-based restricted stock awards to certain key officers during the first nine months of 2012, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2012, unrecognized compensation expense was estimated to be $1.3 million for unvested restricted share awards.

Old National recorded expense of $0.3 million, net of tax, during the first nine months of 2012, compared to expense of $0.7 million during the first nine months of 2011 related to the vesting of restricted share awards. Included in the first nine months of 2012 is the reversal of $0.4 million of expense associated with certain performance-based restricted stock grants.

During the third quarter of 2011, the Company modified the vesting eligibility of 10 thousand shares of restricted stock issued to an employee. As a result of that modification, the Company reversed $0.1 million for the quarter ended September 30, 2011. There were no modifications in 2012 that resulted in incremental expense.

In connection with the acquisition of Indiana Community Bancorp on September 15, 2012, 15 thousand unvested Indiana Community Bancorp restricted stock awards were converted to 29 thousand unvested Old National restricted stock awards. These restricted stock awards will continue to vest based on the conditions in the original award agreements.

Restricted Stock Units

The Company granted 218 thousand shares of performance based restricted stock units to certain key officers during the first nine months of 2012, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. In addition, certain of the restricted stock units are subject to relative performance factors which could increase or decrease the percentage of shares issued.

Old National recorded $1.1 million of stock based compensation expense, net of tax, during the first nine months of 2012. Old National recorded $0.8 million of stock based compensation expense, net of tax, during the first nine months of 2011. Included in the first nine months of 2012 is the reversal of $20 thousand of expense associated with certain performance-based restricted stock grants. Included in the first nine months of 2011 is the reversal of $13 thousand of expense associated with certain performance-based restricted stock grants.

NOTE 16—INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Provision at statutory rate of 35%	$8,960	$8,695	$32,815	$24,058
Tax-exempt income	(2,732)	(2,421)	(7,878)	(7,182)
Reversal of portion of unrecognized tax benefits	(292)	(623)	(292)	(623)
State income taxes	249	1,196	2,276	2,292
Interim period effective rate adjustment	(87)	888	(793)	89
Other, net	(237)	310	(1,038)	(144)

Income tax expense	$5,861	$8,045	$25,090	$18,490

Effective tax rate	22.9%	32.4%	26.8%	26.9%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2012 and 2011 based on the current estimate of the effective annual rate.

The decrease in the quarterly comparison is primarily a result of adjustments to our state income tax apportionment rates due to the effect of acquisitions. For the nine months ended September 30, 2012, the effective tax rate was effectively the same as the nine months ended September 30, 2011.

No valuation allowance was recorded at September 30, 2012 and 2011 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2012	2011
Balance at January 1	$4,145	$4,553
Additions (reductions) based on tax positions related to the current year	1	4
Reductions due to statute of limitations expiring	(194)	(413)

Balance at September 30	$3,952	$4,144

Approximately $0.16 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

The Company reversed $0.29 million, including interest of $0.1 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.29 million income tax reversal relates to the 2008 statute of limitations expiring. The statute of limitations expired in the third quarter of 2012. As a result, the Company reversed a total of $0.29 million from its unrecognized tax benefit liability which includes $0.1 million of interest.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $92.5 million and $192.5 million at September 30, 2012 and December 31, 2011, respectively. The September 30, 2012 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. The December 31, 2011 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2012, the notional amount of the interest rate lock commitments and forward commitments were $12.5 million and $16.7 million, respectively. At December 31, 2011, the notional amount of the interest rate lock commitments and forward commitments were $8.7 million and $10.2 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $440.1 million and $440.1 million, respectively, at September 30, 2012. At December 31, 2011, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $448.5 million and $448.5 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2012		December 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$7,590	Other assets	$7,444

Total derivatives designated as hedging instruments		$7,590		$7,444

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$32,450	Other assets	$36,755
Mortgage contracts	Other assets	375	Other assets	216

Total derivatives not designated as hedging instruments		$32,825		$36,971

Total derivative assets		$40,415		$44,415

	Liability Derivatives
	September 30, 2012		December 31, 2011
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$32,967	Other liabilities	$37,332
Mortgage contracts	Other liabilities	84	Other liabilities	—

Total derivatives not designated as hedging instruments		$33,051		$37,332

Total derivative liabilities		$33,051		$37,332

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		September 30, 2012	September 30, 2011
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$508	$744
Interest rate contracts (2)	Other income / (expense)	203	345

Total		$711	$1,089

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$410

Total		$—	$410

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$23	$(196)
Mortgage contracts	Mortgage banking revenue	(19)	(47)

Total		$4	$(243)

		Nine months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2012	September 30, 2011
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,681	$2,205
Interest rate contracts (2)	Other income / (expense)	596	714

Total		$2,277	$2,919

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$241	$1,197

Total		$241	$1,197

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$61	$(12)
Mortgage contracts	Mortgage banking revenue	75	(68)

Total		$136	$(80)

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

See Note 21 to the consolidated financial statements.

NOTE 18—COMMITMENTS AND CONTINGENCIES

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

In November 2010, Old National was named in a class action lawsuit challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which names additional plaintiffs and amends certain claims. The plaintiffs seek damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which has not yet been ruled upon. On September 7, 2012, the plaintiffs filed a motion for class certification.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index.

In prior periods, Old National entered into sale leaseback transactions for four office buildings in downtown Evansville, Indiana and eighty-eight financial centers. The properties sold had a carrying value of $163.6 million. Old National received cash proceeds of approximately $287.4 million, net of selling costs, resulting in a gain of approximately $123.9 million. Approximately $119.5 million of the gain was deferred and is being recognized over the term of the leases. As of September 30, 2012, $33.7 million of the deferred gain had been recognized. The leases have original terms ranging from five to twenty-four years, and Old National has the right, at its option, to extend the term of certain of the leases for four additional successive terms of five years. Under the lease agreements, Old National is obligated to pay base rents of approximately $25.2 million per year.

In March 2009, Old National acquired the Indiana retail branch banking network of Citizens Financial Group. The network included 65 leased locations. As of September 30, 2012, Old National had closed 24 of these locations and terminated the leases. The leases have terms of less than one year to ten years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $2.2 million per year.

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

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. Rent expense of $2.0 million was recorded during 2011 related to the leased properties prior to their closure. None of the remaining facilities are leased.

On September 15, 2012, Old National acquired Indiana Community Bancorp. Included in the acquisition are two leased branches, a leased commercial loan office and leased space in a retirement center. One of the leased branches was closed in September 2012. The leases on the remaining leased branch and commercial loan office have terms of 4.5 years and 8.5 years. Under the remaining lease agreements, Old National is obligated to pay a base rent of approximately $0.2 million per year.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.339 billion and standby letters of credit of $69.4 million at September 30, 2012. At September 30, 2012, approximately $1.281 billion of the loan commitments had fixed rates and $58 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2012 and December 31, 2011, the balance of the allowance for unfunded loan commitments was $8.0 million and $4.8 million, respectively.

At September 30, 2012 and December 31, 2011, Old National had credit extensions of $17.3 million and $24.2 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2012 and December 31, 2011, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $13.6 million and $17.5 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19—FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2012, the notional amount of standby letters of credit was $69.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2011, the notional amount of standby letters of credit was $73.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at September 30, 2012.

NOTE 20—SEGMENT INFORMATION

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

Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

	Community
(dollars in thousands)	Banking	Treasury	Other	Total
Three months ended September 30, 2012
Net interest income	$69,613	$(6,731)	$11,268	$74,150
Provision for loan losses	301	—	99	400
Noninterest income	27,785	4,456	8,626	40,867
Noninterest expense	67,085	2,616	19,318	89,019
Income (loss) before income taxes	30,012	(4,891)	477	25,598
Total assets	5,463,149	3,460,547	459,348	9,383,044

Three months ended September 30, 2011
Net interest income	$75,292	$(11,803)	$9,103	$72,592
Provision for loan losses	(1,258)	—	1,176	(82)
Noninterest income	28,800	4,756	13,770	47,326
Noninterest expense	60,828	8,840	25,490	95,158
Income (loss) before income taxes	44,522	(15,887)	(3,793)	24,842
Total assets	5,156,030	3,569,790	206,880	8,932,700

Nine months ended September 30, 2012
Net interest income	$205,911	$(18,629)	$37,114	$224,396
Provision for loan losses	(3,419)	—	6,268	2,849
Noninterest income	81,733	14,831	41,978	138,542
Noninterest expense	189,909	7,059	69,365	266,333
Income (loss) before income taxes	101,154	(10,857)	3,459	93,756
Total assets	5,463,149	3,460,547	459,348	9,383,044

Nine months ended September 30, 2011
Net interest income	$218,356	$(30,009)	$7,931	$196,278
Provision for loan losses	5,261	—	1,176	6,437
Noninterest income	80,989	8,816	43,931	133,736
Noninterest expense	192,071	10,617	52,153	254,841
Income (loss) before income taxes	102,013	(31,810)	(1,467)	68,736
Total assets	5,156,030	3,569,790	206,880	8,932,700

Old National had two acquisitions in the periods presented: Integra Bank on July 29, 2011 and Indiana Community Bancorp (“IBT”) on September 15, 2012.

Included in net interest income for the three and nine months ended September 30, 2012 in the “Community Banking” segment is approximately $5.6 million and $18.9 million, respectively, and in the “Other” segment is approximately $8.9 million and $28.1 million, respectively, associated with the acquisition of Integra Bank.

Noninterest expense for the three and nine months ended September 30, 2012 includes $1.0 million and $6.1 million, respectively, of costs in the “Community Banking” segment and $1.3 million and $13.1 million, respectively, of costs in the “Other” segment associated with the addition of Integra Bank. Also included in noninterest expense for the three and nine months ended September 30, 2012 is $5.3 million and $6.3 million, respectively, of costs in the “Community Banking” segment and $0.2 million and $0.2 million, respectively, of costs in the “Other” segment associated with the acquisition and integration of IBT.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,043	$3,043	$—	$—
Investment securities available-for-sale:
U.S. Treasury	15,585	15,585	—	—
U.S. Government-sponsored entities and agencies	387,176	—	387,176	—
Mortgage-backed securities—Agency	1,139,947	—	1,139,947	—
Mortgage-backed securities—Non-agency	32,724	—	32,724	—
States and political subdivisions	557,835	—	556,853	982
Pooled trust preferred securities	9,094	—	—	9,094
Other securities	170,428	—	170,428	—
Residential loans held for sale	9,911	—	9,911	—
Derivative assets	40,415	—	40,415	—
Financial Liabilities
Derivative liabilities	33,051	—	33,051	—

		Fair Value Measurements at December 31, 2011 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$2,816	$2,816	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,769	65,769	—	—
U.S. Government-sponsored entities and agencies	173,185	—	173,185	—
Mortgage-backed securities—Agency	1,182,255	—	1,182,255	—
Mortgage-backed securities—Non-agency	85,900	—	85,900	—
States and political subdivisions	402,844	—	401,538	1,306
Pooled trust preferred securities	7,327	—	—	7,327
Other securities	153,996	—	153,996	—
Residential loans held for sale	4,528	—	4,528	—
Derivative assets	44,415	—	44,415	—
Financial Liabilities
Derivative liabilities	37,332	—	37,332	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Beginning balance, January 1, 2012	$7,327	$1,306
Accretion/(amortization) of discount or premium	13	5
Payments received	(66)	—
Matured securities	—	(329)
Credit loss write-downs	(165)	—
Increase/(decrease) in fair value of securities	1,985	—

Ending balance, September 30, 2012	$9,094	$982

Included in the income statement are $18 thousand of income included in interest income from the accretion of discounts on securities and $165 thousand of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Sept. 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$9,094	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% - 32% (8%)
			Expected asset recoveries (c)	3% - 21% (14%)

State and political subdivision securities	982	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$18,230	—	—	$18,230
Commercial real estate loans	14,196	—	—	14,196
Foreclosed Assets
Commercial real estate	2,545	—	—	2,545
Residential	83	—	—	83

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $43.5 million, with a valuation allowance of $11.0 million at September 30, 2012. Old National recorded $4.6 million of provision expense associated with these loans for the nine months ended September 30, 2012.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $2.6 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 0% to 45% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were write-downs of other real estate owned of $1.2 million in the first nine months of 2012.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

		Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Sept. 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans

Commercial loans	$18,230	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (25%)

Commercial real estate loans	14,196	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40% (25%)

Foreclosed Assets

Commercial real estate	2,545	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40% (25%)

Residential	83	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 45% (25%)

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $44 thousand and $109 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2012, respectively. Included in the income statement are $41 thousand and $141 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2011, respectively.

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

As of September 30, 2012, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$9,911	$255	$9,656

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2012:

Changes in Fair Value for the Three Months ended September 30, 2012, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$115	$4	$—	$119

Changes in Fair Value for the Nine Months ended September 30, 2012, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$152	$4	$—	$156

As of September 30, 2011, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$4,710	$158	$4,552

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2011:

Changes in Fair Value for the Three Months ended September 30, 2011, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(7)	$—	$—	$(7)

Changes in Fair Value for the Nine Months ended September 30, 2011, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$179	$—	$(1)	$178

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$217,533	$217,533	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	174,764	—	188,011	—
Mortgage-backed securities—Agency	63,222	—	65,907	—
State and political subdivisions	169,539	—	183,100	—
Other securities	2,996	—	2,996	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,363,516	—	—	1,392,637
Commercial real estate	1,528,167	—	—	1,572,405
Residential real estate	1,317,065	—	—	1,402,869
Consumer credit	1,034,418	—	—	1,061,352
FDIC indemnification asset	126,881	—	—	114,433
Accrued interest receivable	46,430	57	19,670	26,703

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,943,525	$1,943,525	$—	$—
NOW, savings and money market deposits	3,916,765	3,916,765	—	—
Time deposits	1,361,087	—	1,392,219	—
Short-term borrowings:
Federal funds purchased	117,515	117,515	—	—
Repurchase agreements	334,545	334,543	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,174	—
Repurchase agreements	50,000	—	53,836	—
Federal Home Loan Bank advances	206,980	—	—	206,980
Capital lease obligation	4,224	—	5,628	—
Accrued interest payable	3,440	—	3,440	—
Standby letters of credit	379	—	—	379

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,089

(dollars in thousands)	Carrying Value	Fair Value
December 31, 2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$222,872	$222,872
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	177,159	188,593
Mortgage-backed securities—Agency	84,075	87,380
State and political subdivisions	216,345	224,717
Other securities	7,011	7,009
Federal Home Loan Bank stock	30,835	30,835
Loans, net (including covered loans):
Commercial	1,321,445	1,366,316
Commercial real estate	1,366,311	1,421,941
Residential real estate	1,038,280	1,124,222
Consumer credit	983,107	1,014,807
FDIC indemnification asset	167,714	162,226
Accrued interest receivable	44,801	44,801

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,728,546	$1,728,546
NOW, savings and money market deposits	3,435,353	3,435,353
Time deposits	1,447,664	1,481,854
Short-term borrowings:
Federal funds purchased	103,010	103,010
Repurchase agreements	321,725	321,722
Other short-term borrowings	114	114
Other borrowings:
Junior subordinated debenture	16,000	12,697
Subordinated notes	13,000	12,999
Repurchase agreements	50,000	54,484
Federal Home Loan Bank advances	208,360	225,711
Capital lease obligation	4,261	5,079
Accrued interest payable	5,239	5,239
Standby letters of credit	431	431

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,720

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011, and financial condition as of September 30, 2012, compared to September 30, 2011, and December 31, 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the third quarter of 2012, net income was $19.7 million, or $0.20 per share. This compares favorably to the $16.8 million, or $0.18 per share reported in the third quarter of 2011. The increase in earnings year over year is primarily the result of our acquisition of Integra Bank, our first FDIC-assisted transaction, which closed on July 29, 2011. During the third quarter of 2012, we continued to benefit from the accretion associated with the purchased credit impaired loans and other purchase accounting adjustments. We expect these benefits to diminish over time.

On September 15, 2012, Old National closed on its acquisition of Indiana Community Bancorp. Old National assumed assets with a fair value of approximately $906.8 million, including $496.2 million of loans, and $784.6 million of deposits. Non-interest expense included $4.9 million of acquisition and integration costs during the quarter and we expect to incur an additional $1.0 to $1.5 million of acquisition and integration costs in the fourth quarter of 2012.

Old National recorded a $1.3 million core deposit intangible asset associated with the acquired deposits and a $1.7 million customer relationship intangible associated with the trust business. These intangible assets will be amortized on an accelerated basis over the estimated economic lives of 7 and 12 years, respectively. Goodwill of $86.7 million was also recorded in conjunction with the transaction.

Regulatory capital remained strong after the transaction with consolidated Tier 1 capital to total average assets (“leverage ratio”) of 8.78% and total capital to risk-adjusted assets of 14.06%. These ratios were 7.79% and 12.59%, respectively, for the Bank.

In addition, the Company continues to focus on initiatives to enhance revenue and drive down expenses. The Company announced the pending sale of deposits from nine former Integra branch locations as well as eight of the banking centers, and the planned consolidation of an additional 19 banking centers into nearby Old National locations. The consolidations are scheduled for the fourth quarter of 2012 and the pending sales will close during the first quarter of 2013. We incurred $0.8 million of costs associated with these transactions during the third quarter and anticipate additional lease termination and deconversion costs of $2.0 million to $2.5 million during the fourth quarter of 2012. Offsetting these efficiency initiatives will be higher costs of continued compliance with BSA/AML programs.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2012	2011	Change	2012	2011	Change
Income Statement Summary:
Net interest income	$74,150	$72,592	2.1%	$224,396	$196,278	14.3%
Provision for loan losses	400	(82)	NM	2,849	6,437	(55.7)
Noninterest income	40,867	47,326	(13.6)	138,542	133,736	3.6
Noninterest expense	89,019	95,158	(6.5)	266,333	254,841	4.5
Other Data:
Return on average common equity	7.17%	6.61%		8.57%	6.75%
Efficiency ratio (1)	75.26	77.56		71.71	74.47
Tier 1 leverage ratio	8.78	7.88		8.78	7.88
Net charge-offs to average loans	0.03	0.40		0.17	0.41

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.

NM	= Not meaningful

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 61% of revenues at September 30, 2012. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize our mix of assets and funding and our net interest income and margin.

Net interest income is the excess of interest received from earning assets over interest paid on interest-bearing liabilities. For analytical purposes, net interest income is also presented in the table that follows, adjusted to a taxable equivalent basis to reflect what our tax-exempt assets would need to yield in order to achieve the same after-tax yield as a taxable asset. We used the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations. This analysis portrays the income tax benefits associated with tax-exempt assets and helps to facilitate a comparison between taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Net interest income	$74,150	$72,592	$224,396	$196,278
Taxable equivalent adjustment	3,340	2,914	9,643	8,842

Net interest income—taxable equivalent	$77,490	$75,506	$234,039	$205,120

Average earning assets	$7,572,282	$7,626,682	$7,458,316	$7,287,482

Net interest margin	3.92%	3.81%	4.01%	3.59%
Net interest margin—fully taxable equivalent	4.09%	3.96%	4.18%	3.75%

Net interest income was $74.2 million and $224.4 million for the three and nine months ended September 30, 2012, up from the $72.6 million and $196.3 million reported for the three and nine months ended September 30, 2011. Taxable equivalent net interest income was $77.5 million and $234.0 million for the three and nine months ended September 30, 2012, up from the $75.5 million and $205.1 million reported for the three and nine months ended September 30, 2011. The net interest margin on a fully taxable equivalent basis was 4.09% and 4.18% for the three and nine months ended September 30, 2012, compared to 3.96% and 3.75% for the three and nine months ended September 30, 2011. The increase in both net interest income and net interest margin is primarily due to the acquisition of Integra Bank on July 29, 2011 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets from Integra Bank benefited net interest margin by 48 basis points and 52 basis points during the three and nine months ended September 30, 2012. The accretion associated with the purchased assets from Integra Bank benefited net interest margin by 68 basis points and 42 basis points during the three and nine months ended September 30, 2011. We expect this accretion income to decline over time. The yield on interest earning assets decreased 17 basis points while the cost of interest-bearing liabilities decreased 37 basis points in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on average earning assets increased 12 basis points while the cost of interest-bearing liabilities decreased 38 basis points.

Average earning assets were $7.572 billion for the three months ended September 30, 2012, compared to $7.627 billion for the three months ended September 30, 2011, a decrease of 0.7%, or $54.4 million. Average earning assets were $7.458 billion for the nine months ended September 30, 2012, compared to $7.287 billion for the nine months ended September 30, 2011, an increase of 2.3% or $170.8 million. Included in average earning assets for the three and nine months ended September 30, 2012 is approximately $111.1 million and $37.0 million, respectively, from the Indiana Community Bancorp acquisition, which was acquired on September 15, 2012. Significantly affecting average earning assets at September 30, 2012 compared to September 30, 2011, was the increase in the size of the loan portfolio combined with a decrease in the size of the investment portfolio and the decrease in interest earning cash balances at the Federal Reserve. A $420.0 million increase in average loans was partially offset by a $91.9 million decrease in average investment securities and a $157.3 million decrease in interest earning cash balances. The increase in average loans is primarily a result of the remaining $569.8 million of average loans acquired in the Integra Bank acquisition. This increase in acquired loans was partially offset by a decline in commercial and commercial real estate loans that was affected by weak loan demand in our markets. Year over year, the loan portfolio, which generally has an average yield higher than the investment portfolio, has increased as a percent of interest earning assets and was approximately 65 percent of interest earnings assets at September 30, 2012.

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

Provision for Loan Losses

The provision for loan losses was $0.4 million for the three months ended September 30, 2012, compared to a credit of $0.1 million for the three months ended September 30, 2011. The provision for loan losses was $2.8 million for the nine months ended September 30, 2012, compared to $6.4 million for the nine months ended September 30, 2011. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2012 was $40.9 million, a decrease of $6.4 million, or 13.6%, from the $47.3 million reported for the three months ended September 30, 2011. For the nine months ended September 30, 2012, noninterest income was $138.5 million, an increase of $4.8 million, or 3.6%, from the $133.7 million reported for the nine months ended September 30, 2011. The decrease in the quarterly comparison is primarily the result of adjustments to the FDIC indemnification asset. The increase in the year-to-date comparison is primarily the result of increases in net security gains.

Net securities gains were $2.7 million and $9.4 million for the three and nine months ended September 30, 2012, compared to net securities gains of $2.9 million and $4.5 million for the three and nine months ended September 30, 2011. Included in the third quarter and first nine months of 2012 are securities gains of $2.9 million and $10.5 million, respectively. Partially offsetting these gains were other-than-temporary-impairment charges of $0.2 million and $1.1 million, respectively, on six non-agency mortgage-backed securities and one trust preferred security. The securities gains in 2012 were a result of our continuing efforts to reduce the size and duration of the investment portfolio as well as to help with the liquidity needed to retire the subordinated notes and trust preferred securities. Included in the third quarter and first nine months of 2011 are securities gains of $2.9 million and $5.0 million, respectively. Partially offsetting these gains for the nine months ended September 30, 2011 were other-than-temporary-impairment charges of $0.5 million on three non-agency mortgage-backed securities.

Service charges and overdraft fees on deposit accounts were $12.8 million for the three months ended September 30, 2012, compared to $14.0 million for the three months ended September 30, 2011. The decrease in revenue is primarily attributable to a decrease in overdraft charges. Service charges and overdraft fees would have declined year-over-year without the Integra Bank acquisition and the $6.1 million it contributed during the nine months ended September 30, 2012.

Debit card and ATM fees were $5.7 million and $17.9 million for the three and nine months ended September 30, 2012, compared to $6.8 million and $18.7 million for the three and nine months ended September 30, 2011. A decrease in interchange income is the primary reason for the decrease.

Investment product fees were $9.5 million for the nine months ended September 30, 2012, compared to $8.5 million for the nine months ended September 30, 2011. The increase is primarily as a result of increases in mutual fund fees and other investment advisory fees.

Revenue from company-owned life insurance was $1.7 million and $4.7 million for the three and nine months ended September 30, 2012, compared to $1.4 million and $3.9 million for the three and nine months ended September 30, 2011. We anticipate this revenue will continue to slowly improve.

Other income increased $3.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase is primarily a result of increases in customer derivative fee revenue, rental income from an operating lease, gains on sales of foreclosed properties and other miscellaneous income.

Noninterest Income Related to Covered Assets

Income and expense associated with the FDIC loss sharing agreements is reflected in the change in the FDIC indemnification asset. This balance includes discount accretion, gains on the write-up of the FDIC indemnification asset, and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO. The change in the FDIC indemnification asset also includes income due to the FDIC, as well as the income statement effects of other loss share transactions.

For the third quarter of 2012, adjustments to the FDIC indemnification asset resulted in noninterest income/ (expense) of ($4.9) million. This compares to noninterest income of $0.5 million during the third quarter of 2011. Adjustments to the FDIC indemnification asset resulted in noninterest income/(expense) of ($4.1) million during the first nine months of 2012 compared to $0.5 million during the nine months ended September 30, 2011.

The decrease in income year over year is primarily the result of improvement in our loan loss expectations, which was partially offset by impairment of other real estate.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2012, totaled $89.0 million, a decrease of $6.1 million, or 6.5%, from the $95.2 million recorded for the three months ended September 30, 2011. Salaries, benefits and professional fees declined after the Integra systems conversion in December 2011. For the nine months ended September 30, 2012, noninterest expense totaled $266.3 million, an increase of $11.5 million, or 4.5%, from the $254.8 million recorded for the nine months ended September 30, 2011. An increase in other real estate expense is the primary reason for the increase in noninterest expense in the year-to-date comparison. Included in the nine months ended September 30, 2012 is $10.6 million of impairment associated with certain OREO properties acquired in our FDIC assisted transaction. Also included in the three and nine months ended September 30, 2012 is approximately $4.9 million and $6.4 million, respectively, related to Integra and Indiana Community Bancorp acquisition and integration costs.

Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2012, salaries and benefits were $49.9 million compared to $52.3 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, salaries and benefits were $142.7 million compared to $139.9 million for the nine months ended September 30, 2011. Included in the third quarter of 2012 is an increase of $3.4 million for salaries and benefits expense associated with former IBT associates, which includes severance and retention accruals. Offsetting the increase from IBT is a reduction of approximately $5.2 million in salaries and benefits expense associated with former Integra Bank associates. Also included in the third quarter of 2012 is a $0.3 million decrease in hospitalization and long-term disability insurance expense. Included in the first nine months of 2012 is $3.4 million of salaries and benefits expense associated with former IBT associates. Partially offsetting the increase from IBT is a reduction of approximately $2.9 million in salaries and benefits expense associated with former Integra Bank associates. Also included in the first nine months of 2012 is a $6.4 million increase in expense related to the reinstatement of our performance-based incentive compensation plan. Partially offsetting this increase is a $1.3 million decrease in hospitalization and long-term disability expense, a $1.8 million decrease in severance expense and a $0.6 million decrease in restricted stock expense and our cost containment efforts.

Occupancy expense was $39.2 million for the nine months ended September 30, 2012, compared to $37.8 million for the nine months ended September 30, 2011. The increase was primarily attributable to increases in real estate taxes and building depreciation expense.

Professional fees decreased $2.1 million and $1.3 million for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. The decreases are primarily attributable to legal and other professional fees associated with the acquisition of Integra Bank in 2011. Continued compliance with the June 4, 2012, consent order issued by our primary regulator is expected to result in increased professional fees during the fourth quarter of 2012 and first quarter of 2013 as the Company continues to progress on this project. The consent order requires the Bank to, among other things: continue to review, update, and implement a written institution-wide, ongoing BSA/AML risk assessment that accurately identifies BSA/AML risks; ensure that Bank management reviews, updates, and implements its risk-based processes to obtain and analyze appropriate customer due diligence information to monitor for and investigate suspicious activity; ensure adherence to a written program for appropriate identification, analyzing and monitoring of transactions with greater than normal risk; maintain an effective BSA independent testing function; and ensure and maintain sufficient personnel with requisite expertise and skills who receive adequate on-going training.

Loan expense increased $0.6 million and $1.5 million for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. The increase is primarily attributable to loan expense associated with the acquisition of Integra Bank.

For the three and nine months ended September 30, 2012, FDIC assessment expense was $1.3 million and $4.1 million compared to $1.7 million and $5.6 million for the three and nine months ended September 30, 2011. The decrease is primarily due to a lower assessment rate.

Other real estate owned expense was $0.4 million and $11.8 million for the three and nine months ended September 30, 2012, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2011. The increase is primarily due to expense related to decreased valuations of other real estate owned acquired in our FDIC assisted transaction. Eighty percent of these impairment losses are reimbursable by the FDIC upon ultimate sale of the property.

Other expense for the three months ended September 30, 2012, totaled $3.3 million, a decrease of $1.8 million compared to the three months ended September 30, 2011. Other expense for the nine months ended September 30, 2012, totaled $8.5 million, a decrease of $1.4 million compared to the nine months ended September 30, 2011. The decreases are primarily attributable to an accrual for a litigation settlement of $2.0 million in September 2011.

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

$671 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first nine months of 2012. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $359 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first nine months of 2012. Expense of $164 thousand was recorded during the third quarter of 2011 associated with holding and maintaining OREO properties assumed in the Integra acquisition.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 22.9% for the three months ended September 30, 2012, compared to 32.4% for the three months ended September 30, 2011. The decrease in the quarterly comparison is primarily a result of adjustments to our state income tax apportionment rates. The provision for income taxes, as a percentage of pre-tax income, was 26.8% for the nine months ended September 30, 2012, compared to 26.9% for the nine months ended September 30, 2011. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2012 based on the current estimate of the effective annual rate. The tax rate was effectively the same for the nine months of 2012 and 2011. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2012, our assets were $9.383 billion, a 5.0% increase compared to September 30, 2011 assets of $8.933 billion, and an increase of 9.0% compared to December 31, 2011 assets of $8.610 billion. The increase from September 30, 2011 is primarily a result of the acquisition of Indiana Community Bancorp, which occurred in the third quarter of 2012. Year over year, we have also reduced our reliance on higher cost deposits and other borrowings. Time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $8.054 billion at September 30, 2012, an increase of 4.4% from September 30, 2011.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $63.2 million of 15- and 20-year fixed-rate mortgage pass-through securities, $174.8 million of U.S. government-sponsored entity and agency securities and $169.5 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2012.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.0 million at September 30, 2012 compared to $2.8 million at September 30, 2011.

At September 30, 2012, the total investment securities portfolio was $2.764 billion compared to $2.784 billion at September 30, 2011, a decrease of $19.8 million or 0.7%. Investment securities increased $174.8 million compared to December 31, 2011, an increase of 6.7%. Investment securities represented 34.3% of earning assets at September 30, 2012, compared to 36.1% at September 30, 2011, and 35.0% at December 31, 2011. Included in the September 30, 2012 investment securities portfolio is approximately $122.7 million related to our acquisition of Indiana Community Bancorp. The decrease in investment securities since September 30, 2011 is a result of U.S. Treasury securities and mortgage-backed securities that were held in the available-for-sale portfolio and matured or were sold and mortgage-backed and political subdivision securities that were held in the held-to-maturity portfolio and matured or were called by the issuers. This activity more than offset the increase in securities acquired in the Indiana Community Bancorp transaction. The increase in investment securities since December 31, 2011 is a result of purchases of U.S. government-sponsored entity and agency securities and state and political subdivision securities which exceeded the amount of U.S. Treasury securities and mortgage-backed securities that were sold, matured or called by the issuers combined with the acquisition of Indiana Community Bancorp. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2012, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $69.9 million at September 30, 2012, an increase of $22.1 million compared to net unrealized gains of $47.8 million at September 30, 2011, and an increase of $29.4 million compared to net unrealized gains of $40.5 million at December 31, 2011. A $1.1 million charge was recorded during the first nine months of 2012 related to other-than-temporary-impairment on six non-agency mortgage-backed securities and one trust preferred security. A $0.5 million charge was recorded during the first nine months of 2011 related to other-than-temporary-impairment on three non-agency mortgage-backed securities. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 3.54% at September 30, 2012, compared to 3.51% at September 30, 2011, and 3.63% at December 31, 2011. Effective duration measures the percentage change in value of the portfolio in response to a 100 basis point change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.22% for the three months ended September 30, 2012, compared to 3.30% for the three months ended September 30, 2011, and 3.28% for the three months ended December 31, 2011. Average yields on investment securities, on a taxable equivalent basis, were 3.28%, 3.52% and 3.46% for the nine months ended September 30, 2012 and 2011, and for the year ended December 31, 2011.

Residential Loans Held for Sale

Residential loans held for sale were $9.9 million at September 30, 2012, compared to $4.7 million at September 30, 2011, and $4.5 million at December 31, 2011. At September 30, 2012, loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse. Old National has received minimal requests to repurchase loans due to the standard representations and warranties and has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales. Residential loans held for sale have declined since the end of 2009, as we have retained certain of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.3 million and $0.2 million as of September 30, 2012 and September 30, 2011, respectively. At December 31, 2011, the aggregate fair value exceeded the unpaid principal balances by $0.1 million.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the largest classification within earning assets, representing 35.9% of earning assets at September 30, 2012, a decrease from 37.6% at September 30, 2011, and a decrease from 37.0% at December 31, 2011. At September 30, 2012, commercial and commercial real estate loans, including covered loans, were $2.892 billion, a decrease of $5.0 million since September 30, 2011, and an increase of $157.0 million since December 31, 2011. Included in the total for September 30, 2012 is approximately $319.5 million related to our acquisition of Indiana Community Bancorp. Although weak loan demand in our markets affected organic loan growth in prior periods, we have experienced loan growth in commercial and commercial real estate loans during the second and third quarters of 2012.

Consumer Loans

At September 30, 2012, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $3.6 million or 0.3% compared to September 30, 2011, and increased $44.4 million or 4.5% since December 31, 2011. Included in the total for September 30, 2012 is approximately $78.5 million related to our acquisition of Indiana Community Bancorp.

Residential Real Estate Loans

At September 30, 2012, residential real estate loans, including covered loans, held in our loan portfolio were $1.317 billion, an increase of $274.6 million, or 26.3%, from December 31, 2011 and an increase of $400.4 million, or 43.7%, from September 30, 2011. In addition to organic loan production, September 30, 2012 totals also include approximately $79.1 million acquired from Indiana Community Bancorp. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of September 30, 2012, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Loans, net of discount & allowance	$444,455	$625,417
Other real estate owned	28,780	30,443

Total covered assets	$473,235	$655,860

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At September 30, 2012, the FDIC indemnification asset was $126.9 million and was comprised of a $111.8 million FDIC indemnification asset and a $15.1 million FDIC loss share receivable. The loss share receivable represents the current reimbursable amounts from the FDIC that have not yet been received. The indemnification asset represents the cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2012, $95.0 million of the FDIC indemnification asset related to expected indemnification payments and $16.8 million is expected to be amortized against future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)
Balance at January 1, 2012	$167,714
Adjustments not reflected in income:
Established through acquisitions	—
Cash received from FDIC	(36,338)
Other	(377)
Adjustments reflected in income:
(Amortization) accretion	(10,614)
Impairment	624
Write-downs/sale of other real estate	8,517
Recovery amounts due to FDIC	(1,915)
Other	(730)

Balance at September 30, 2012	$126,881

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2012, totaled $371.2 million, an increase of $68.9 million compared to $302.3 million at September 30, 2011, and an increase of $84.4 million compared to $286.8 million at December 31, 2011. During the third quarter of 2012, we recorded $89.7 million of goodwill and other intangible assets associated with the acquisition of Indiana Community Bancorp, of which $87.0 million is included in the “Community Banking” column and $2.7 million is included in the “Other” column for segment reporting. The increase from December 31, 2011 is primarily attributable to the acquisition of Indiana Community Bancorp, partially offset by amortization expense associated with other intangible assets.

Assets Held for Sale

Assets held for sale were $15.5 million at September 30, 2012 compared to $16.9 million at December 31, 2011. Included in assets held for sale are thirteen financial centers associated with the Integra acquisition, four facilities associated with the Monroe Bancorp acquisition and two facilities associated with the Indiana Community Bancorp acquisition.

Other Assets

Other assets have increased $37.0 million, or 17.6%, since September 30, 2011 and increased $38.4 million, or 18.3%, since December 31, 2011. The increases are primarily a result of increases in deferred tax assets.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $7.962 billion at September 30, 2012, an increase of 4.0% from $7.652 billion at September 30, 2011, and an increase of 8.7% from $7.327 billion at December 31, 2011. Included in total funding were deposits of $7.221 billion at September 30, 2012, an increase of $354.1 million, or 5.2%, compared to September 30, 2011, and an increase of $609.8 million, or 9.2%, compared to December 31, 2011. Included in total deposits at September 30, 2012 are $740.2 million from the acquisition of Indiana Community Bancorp. Noninterest-bearing deposits increased 12.4%, or $215.0 million, compared to September 30, 2011. Savings deposits increased 19.4%, or $314.9 million. NOW deposits increased 11.7% or $177.7 million compared to September 30, 2011. Money market deposits decreased 7.8%, or $23.8 million, while time deposits decreased 19.5% or $329.6 million compared to September 30, 2011. We continue to experience an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2012, wholesale borrowings, including short-term borrowings and other borrowings, decreased $44.3 million, or 5.6%, from September 30, 2011 and increased $24.9 million, or 3.5%, from December 31, 2011, respectively. Included in wholesale funding at September 30, 2012 is $24.5 million from the acquisition of Indiana Community Bancorp. Wholesale funding as a percentage of total funding was 9.3% at September 30, 2012, compared to 10.3% at September 30, 2011, and 9.8% at December 31, 2011. Short-term borrowings have increased $111.1 million since September 30, 2011 while long-term borrowings have decreased $155.4 million since September 30, 2011. During the last six months of 2011, we prepaid $102.0 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $14.6 million, or 5.9%, from December 31, 2011, primarily as a result of a decrease in the settlement liability with the FDIC associated with our FDIC-assisted acquisition of Integra Bank.

Capital

Shareholders’ equity totaled $1.187 billion at September 30, 2012, compared to $1.028 billion at September 30, 2011, and $1.034 billion at December 31, 2011. The September 30, 2012 balance includes approximately $88.5 million from the approximately 6.6 million shares of common stock that were issued in the acquisition of Indiana Community Bancorp.

We paid cash dividends of $0.09 and $0.27 per share for the three and nine months ended September 30, 2012, which reduced equity by $25.6 million. We paid cash dividends of $0.07 and $0.21 per share for the three and nine months ended September 30, 2011, which reduced equity by $19.9 million. We repurchased shares of our stock, reducing shareholders’ equity by $0.8 million during the nine months ended September 30, 2012, and $0.3 million during the nine months ended September 30, 2011. The repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $17.6 million during the nine months ended September 30, 2012, and increased equity by $24.4 million during the nine months ended September 30, 2011. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $3.2 million during the nine months ended September 30, 2012, compared to $3.0 million during the nine months ended September 30, 2011.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2012, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $86.7 million, core deposit intangibles of $1.3 million and customer relationship intangibles of $1.7 million were recorded in conjunction with the Indiana Community Bancorp acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As of September 30, 2012, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	September 30,		December 31,
	Minimum	2012	2011	2011
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.78%	7.88%	8.29%
Tier 1 capital to risk-adjusted total assets	4.00	12.93	12.17	13.51
Total capital to risk-adjusted total assets	8.00	14.06	13.67	14.99
Shareholders’ equity to assets	N/A	12.65	11.50	12.00

As of September 30, 2012, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	September 30,		December 31,
	Minimum	Guidelines	2012	2011	2011
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	7.79%	7.08%	7.42%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	11.45	11.00	12.16
Total capital to risk-adjusted total assets	8.00	10.00	12.59	12.27	13.40

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At September 30, 2012, we had seven non-agency collateralized mortgage obligations with a market value of $32.7 million or approximately 1.4% of the available-for-sale securities portfolio. Five of these securities were rated below investment grade. The net unrealized gain on these securities at September 30, 2012, was approximately $1.0 million.

We expect conditions in the overall residential real estate market to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During the third quarter of 2012 we sold three non-agency mortgage-backed securities with an amortized cost of approximately $39.5 million that were below investment grade. During the second quarter of 2012 we sold one non-agency mortgage-backed security with an amortized cost of approximately $1.4 million that was below investment grade. Five non-agency mortgage-backed securities were rated below investment grade as of September 30, 2012. During the first nine months of 2012, we experienced $0.9 million of other-than-temporary-impairment losses on six of these securities, which were recorded as a credit loss in earnings. During the first nine months of 2011, we experienced $1.9 million of other-than-temporary-impairment losses on three of these securities, of which $0.5 million was recorded as a credit loss in earnings and $1.4 million was included in other comprehensive income.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2012, we had pooled trust preferred securities with a fair value of approximately $9.1 million, or 0.4% of the available-for-sale securities portfolio. During the first nine months of 2012, we experienced $0.2 million of other-than-temporary-impairment losses on one of these securities, which was recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at September 30, 2012, the unrealized loss on our pooled trust preferred securities was approximately $16.2 million. During the first nine months of 2011, we experienced no other-than-temporary-impairment on these securities.

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

Included in the held-to-maturity category at September 30, 2012 are approximately $63.2 million of agency mortgage-backed securities and $169.5 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $530.7 million at September 30, 2012.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2012, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of September 30, 2012, acquired loans totaled $494.6 million and there was $28.8 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At September 30, 2012, approximately $444.5 million of loans, net of allowance, and $28.8 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On September 15, 2012, Old National closed on its acquisition of Indiana Community Bancorp (“IBT”). As of September 30, 2012, acquired loans totaled $479.2 million and there was $5.6 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of September 30, 2012, $24.5 million met the definition of criticized, $29.3 million were considered classified, and $67.1 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	September 30,		December 31,
(dollars in thousands)	2012	2011	2011
Nonaccrual loans
Commercial	$41,187	$37,739	$34,104
Commercial real estate	105,555	72,717	66,187
Residential real estate	10,233	9,234	10,247
Consumer	4,619	5,102	4,790
Covered loans (5) (6)	123,741	199,028	182,880

Total nonaccrual loans	285,335	323,820	298,208
Renegotiated loans not on nonaccrual	10,389	—	1,325
Past due loans (90 days or more and still accruing)
Commercial	180	408	358
Commercial real estate	50	490	279
Residential real estate	—	—	—
Consumer	351	260	473
Covered loans (5)	64	692	2,338

Total past due loans	645	1,850	3,448
Other real estate owned	14,282	9,390	7,119
Other real estate owned, covered (5)	28,780	31,908	30,443

Total under-performing assets	$339,431	$366,968	$340,543

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$260,047	$226,352	$204,120
Classified loans, covered (5)	148,700	216,220	200,221
Other classified assets (3)	56,425	113,161	106,880
Criticized loans	135,253	98,516	80,148
Criticized loans, covered (5)	14,300	26,913	23,034

Total criticized and classified assets	$614,725	$681,162	$614,403

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	5.64%	6.67%	6.28%
Under-performing assets/total loans and other real estate owned (1)	6.42	7.50	7.09
Under-performing assets/total assets	3.62	4.11	3.96
Allowance for loan losses/under-performing assets (4)	16.13	17.85	17.05
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	3.59	3.01	2.82
Under-performing assets/total loans and other real estate owned (1)	3.89	3.26	3.01
Under-performing assets/total assets	1.99	1.52	1.45
Allowance for loan losses/under-performing assets (4)	26.99	48.19	45.74

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 8 pooled trust preferred securities, 5 non-agency mortgage-backed securities and 4 corporate securities at September 30, 2012.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At June 30, 2012, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	These covered loans are categorized as nonaccrual because the collection of principal or interest is doubtful. Covered loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $339.4 million at September 30, 2012, a decrease of $27.6 million compared to $367.0 million at September 30, 2011, and a decrease of $1.1 million compared to $340.5 million at December 31, 2011. As a percent of total loans and other real estate owned, under-performing assets, at September 30, 2012, were 6.42%, a decrease from the September 30, 2011 ratio of 7.50% and a decrease from the December 31, 2011 ratio of 7.09%. Nonaccrual loans were $285.3 million at September 30, 2012, compared to $323.8 million at September 30, 2011, and $298.2 million at December 31, 2011. Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. At September 30, 2012, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $152.6 million, which included approximately $123.7 million of nonaccrual loans, $0.1 million of past due loans and $28.8 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. At September 30, 2012, under-performing assets related to Indiana Community Bancorp were approximately $72.7 million, which included approximately $67.1 million of nonaccrual loans and $5.6 million of other real estate owned.

Total classified and criticized assets were $614.7 million at September 30, 2012, a decrease of $66.4 million from September 30, 2011, and an increase of $0.3 million from December 31, 2011. Included in criticized and classified assets at September 30, 2011, is $120.8 million related to the acquisition of Indiana Community Bancorp. Other classified assets include $56.4 million, $113.2 million and $106.9 million of investment securities that fell below investment grade rating at September 30, 2012, September 30, 2011 and December 31, 2011, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At September 30, 2012, our troubled debt restructurings consisted of $9.9 million of commercial loans, $18.3 million of commercial real estate loans, $0.3 million of consumer loans and $0.3 million of residential loans, totaling $28.8 million. Approximately $16.6 million of the troubled debt restructuring at September 30, 2012 were included with nonaccrual loans. As of September 30, 2012, Old National had allocated specific reserves of $2.9 million to commercial loans and $1.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans, totaling $13.0 million. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans. As of December 31, 2011, Old National had allocated specific reserves of $1.3 million to commercial loans and $0.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the nine months ended September 30, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.4 million for the three months ended September 30, 2012, as compared to $4.6 million for the three months ended September 30, 2011. Net charge-offs for the nine months ended September 30, 2012 totaled $6.1 million compared to $13.2 million for the nine months ended September 30, 2011. Annualized, net charge-offs to average loans were 0.03% and 0.17% for the three and nine months ended September 30, 2012, as compared to 0.40% and 0.41% for the three and nine months ended September 30, 2011. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2012, the allowance for loan losses was $54.8 million, a decrease of $10.7 million compared to $65.5 million at September 30, 2011, and a decrease of $3.3 million compared to $58.1 million at December 31, 2011. Impacting the allowance for loan losses and provision expense in 2012 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased. As a percentage of total loans excluding loans held for sale, the allowance was 1.04% at September 30, 2012, compared to 1.35% at September 30, 2011, and 1.22% at December 31, 2011. The provision for loan losses for the nine months ended September 30, 2012, was $2.8 million compared to $6.4 million for the nine months ended September 30, 2011.

Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through September 30, 2012, $2.0 million and $4.5 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5 (Accounting for Contingencies), FAS 114 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$3,873,395	$54,597	$116,317	$439	$332,033	$744,610	$23,529	$98,246
Remaining purchase discount	—	—	10,308	—	149,704	37,562	11,004	57,345

Allowance, January 1, 2012	43,920	11,027	—	—	943	325	167	1,678
Charge-offs	(6,478)	(5,055)	(1,944)	—	(241)	(309)	(1,917)	(2,045)
Recoveries	4,740	4,392	1,374	—	(4)	123	735	482
Provision expense	(4,476)	199	570	—	3,636	(101)	937	2,084

Allowance, September 30, 2012	37,706	10,563	—	—	4,334	38	(78)	2,199

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $8.0 million reserve for unfunded loan commitments at September 30, 2012 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.8 million at December 31, 2011. The higher reserve is the result of an increase in unfunded commitments, primarily due to the Indiana Community Bancorp acquisition.

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

	Changes in Net Interest Income
	One Year Horizon				Two Year Cumulative Horizon
	9/30/2012		9/30/2011		9/30/2012		9/30/2011
Immediate Change in the Level of Interest	$ Change		$ Change		$ Change		$ Change
Rates	(000s)	% Change	(000s)	% Change	(000s)	% Change	(000s)	% Change
+ 3.00%	(15,498)	-5.80%	(12,791)	-4.89%	(11,354)	-2.14%	(9,757)	-1.89%
+ 2.00%	(7,522)	-2.82%	(5,723)	-2.19%	2,411	0.46%	2,718	0.53%
+ 1.00%	182	0.07%	842	0.32%	10,686	2.02%	9,512	1.84%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA

At September 30, 2012, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will increase our net interest income by $0.2 million (.07%) over a one year horizon compared to a flat interest rate scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $7.5 million (-2.82%), and $15.5 million (-5.80%) respectively. Over a two-year horizon, the model reflects increases in net interest income of $10.7 million (2.02%) over base case, for the up 1.00%. For the up 2.00% scenario, net interest income increases by $2.4 million (.46%) and, in an up 3.00% scenario, net interest income decreases $11.4% million (-2.14%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

Although we acquired Integra Bank and Indiana Community Bancorp during this time horizon, from September 30, 2011 to September 30, 2012, the interest rate risk profile of the Company remained fairly steady. In an up 2.00% shock scenario, over a two-year cumulative horizon, net interest income is projected to increase by .46% as of September 30, 2012 compared to .53% at September 30, 2011. During this period we experienced a significant change in our funding mix as balances in checking, NOW, and savings accounts increased by approximately $640 million, while balances in time deposits decreased by $277 million. We also had $163 million of subordinated debt either called or matured during this period. Finally, we experienced a significant increase in loans due in part to the acquisition of Integra and Indiana Community Bancorp and also in part due to our strategy of holding residential real estate mortgages on the balance sheet.

The Company’s interest rate risk modeling indicates that its net interest income would be negatively impacted by a scenario where short-term interest rates remain constant while long-term rates (10 year through 30 year points on the curve) decrease by 1% (flattening of the yield curve). Assuming such a scenario with a semi-static balance sheet, the Company’s net income will decrease by $3.6 million (-1.35%) in year one and $7.6 million (-2.90%) in year two compared to the flat interest rate scenario. This decrease in net interest income is primarily due to new or re-pricing assets being acquired or re-priced on the balance sheet at lower interest rate levels while the interest rates on much of the deposits and borrowings funding these assets have already re-priced to low levels.

We continue to execute strategies to position the Company in the current low rate environment to be relatively neutral to interest rate increases. For example, the investment portfolio has a relatively short duration at the same time management has increased its holdings of fixed-rate, residential real estate mortgages. Modeling results as of September 30, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

	Economic Value of Equity
	9/30/2012		9/30/2011
Immediate Change in the Level of Interest Rates	$ Change (millions)	% Change	$Change (millions)	% Change
+ 3.00%	85	14.03%	6	0.86%
+ 2.00%	100	16.49%	20	2.90%
+ 1.00%	99	16.35%	50	7.42%
- 1.00%	NA	NA	NA	NA

At September 30, 2012, Old National’s Economic Value of Equity (“EVE”) scenarios indicated a positive change to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. These changes in EVE modeling results were driven primarily by the acquisition of Integra Bank and Indiana Community Bancorp and changes in the mix of the balance sheet, specifically the large increase in demand and savings deposits. The value of these deposits (which are carried as liabilities) are assumed to decrease in value to a greater degree than our less rate sensitive assets on our balance sheet, under rising rate scenarios. Modeling results at September 30, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $7.4 million at September 30, 2012, compared to an estimated fair value gain of $7.1 million at December 31, 2011. In addition, the notional amount of derivatives decreased by $106.4 million from December 31, 2011, primarily as a result of the maturity of $100 million of cash flow hedges in February 2012. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

-	Fitch Rating Service affirmed its long-term outlook rating as stable (unchanged) during the latest rating review on October 17, 2012

-	Dominion Bond Rating Services has confirmed a stable outlook as of October 12, 2012

-	Moody’s Investor Service downgraded Old National Bank’s Long Term Rating from A1 to A2 and changed its outlook from Negative to Stable on November 1, 2011. Old National Bank’s Short Term Rating was unchanged.

The senior debt ratings of Old National and Old National Bank at September 30, 2012, are shown in the following table.

SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long term	Short term	Long term	Short term	Long term	Short term
Old National Bancorp	N/A	N/A	BBB	F2	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	BBB+	F2	A (low)	R-1 (low)

N/A = not applicable

As of September 30, 2012, Old National Bank had the capacity to borrow $705.4 million from the Federal Reserve Bank’s discount window. Old National Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which provides a source of funding through FHLB advances. Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well.

The Parent Company has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2012, the Parent Company’s other borrowings outstanding were $28.0 million, a net decrease of $1.0 million from December 31, 2011. This decrease was the result of the Parent Company calling $13.0 million of subordinated debt and $3.0 million of trust preferred securities on June 30, 2012, while adding $15.0 million of Indiana Community Bancorp’s trust preferred securities on September 15, 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.339 billion and standby letters of credit of $69.4 million at September 30, 2012. At September 30, 2012, approximately $1.281 billion of the loan commitments had fixed rates and $58 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.7 million at September 30, 2012.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2012:

CONTRACTUAL OBLIGATIONS

	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$5,860,290	$—	$—	$—	$5,860,290
IRAs, consumer and brokered certificates of deposit	183,849	890,626	240,978	45,634	1,361,087
Short-term borrowings	452,060	—	—	—	452,060
Other borrowings	13	167,890	34,176	86,423	288,502
Fixed interest payments (2)	2,413	14,670	8,160	26,433	51,676
Operating leases	8,292	62,198	57,896	270,681	399,067
Other long-term liabilities (3)	11,972	—	—	—	11,972

(1)	For the remaining three months of fiscal 2012.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 8.34%. All of our other long-term debt is at Libor based variable rates at September 30, 2012. The projected variable interest assumes no increase in Libor rates from September 30, 2012.
(3)	Old Natonal assumed Indiana Bank and Trust's Pentegra Defined Benefit Plan for Financial Institutions. Old National has given notice to withdraw from the plan and has recorded an $11.7 million termination liability. Remainder is amount expected to be contributed to Old National pension plans in 2012. Amounts for 2013 and beyond are unknown at this time.

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

Management’s analysis of probable losses in the portfolio at September 30, 2012, resulted in a range for allowance for loan losses of $10.2 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $5.1 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

Old National Bank is subject to certain conditions and obligations of a Consent Order (the “Order”) it consented and agreed to with the OCC, Old National Bank’s federal banking regulator, relating to Old National Bank’s Bank Secrecy Act/Anti-Money Laundering Program. Among other things, the Order requires the ongoing implementation of a system of internal controls, independent testing and training programs designed to ensure full compliance with the Bank Secrecy Act (“BSA”) and to review account and transaction activity to determine whether suspicious activity was timely identified and reported by Old National Bank. The OCC did not identify any systemic undetected criminal activity or money laundering and the Order does not call for the payment of a civil money penalty. While the Order is in effect, it may impact Old National’s ability to obtain regulatory approval for merger and acquisition activity. While Old National Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion, material failure to comply with the Order could result in enforcement actions by the OCC, including the imposition of operating and expansion restrictions and monetary penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
07/01/12—07/31/12	—	$—	—	1,944,527
08/01/12—08/31/12	—	—	—	1,944,527
09/01/12—09/30/12	10,363	13.95	10,363	1,934,164

Quarter-to-date 09/30/12	10,363	$13.95	10,363	1,934,164

On January 26, 2012, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 26, 2012 and ending January 31, 2013. During the first nine months of 2012, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

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

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.12	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.13	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.14	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.16	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.22	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.23	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.24	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.25	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.26	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.27	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.28	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.29	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.30	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

10.31	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.32	Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.33	Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.34	Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.35	Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.36	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.37	Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.38	Warrant Repurchase Agreement dated May 8, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009).

10.39	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.40	Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.41	Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.42	Form of 2010 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.43	Form of 2010 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.44	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.45	Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

10.46	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.47	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.48	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.49	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.50	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.51	Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

10.52	Old National Bancorp 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.53	Voting agreement by and among directors of Indiana Community Bancorp (incorporated by reference to Exhibit 10(ba) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.54	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.55	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.56	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.57	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.58	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.59	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: November 2, 2012