Form 10-K
period 2012-12-31
OLD NATIONAL BANCORP /IN/
filed 2013-02-26
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2012, was $1,102,329,460 (based on the closing price on that date of $12.01). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2012, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2013, was 101,184,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2013, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2012 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP

2012 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

GENERAL

Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through our non-bank affiliates, we provide services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2012, we employed 2,684 full-time equivalent associates.

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

As of December 31, 2012, Old National Bank operated 180 banking financial centers located primarily in Indiana, Illinois, and Kentucky. The community banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the community banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

Lending Activities

We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals which primarily consist of home equity lines of credit, residential real estate loans and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, letters of credit and lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized.

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

Purchased Credit Impaired Loans

For internal reporting, purchased credit impaired loans and the associated FDIC indemnification asset reside in the special assets department and are included in the “Other” segment.

Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 23 to the consolidated financial statements.

MARKET AREA

We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana and Kentucky with continued expansion in the attractive Louisville, Indianapolis and Lafayette markets. In February 2007, we expanded into Northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area. On January 1, 2011, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets. On July 29, 2011, we acquired the banking operations of Integra Bank N.A. in an FDIC-assisted transaction. Integra Bank was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations, primarily in southwest Indiana, southeastern Illinois and western Kentucky. On September 15, 2012, we closed on our acquisition of Indiana Community Bancorp, strengthening our presence in Columbus, Indiana and the south central Indiana market.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky. The data includes deposit information for Indiana Community Bancorp, which was acquired on September 15, 2012.

Old National Deposit Market Share and Number of Branch Locations

Deposits as of June 30, 2012

Market Location	Number of Branches	Deposit Market Share Rank
Evansville, Indiana	20	1
Bloomington, Indiana	9	1
Central City, Kentucky	4	1
Danville, Illinois	2	1
North Vernon, Indiana	1	1
Vincennes, Indiana	4	2
Washington, Indiana	3	2
Columbus, Indiana	7	2
Jasper, Indiana	7	2
Terre Haute, Indiana	6	2
Seymour, Indiana	3	2
Carbondale, Illinois	4	3
Madison, Indiana	1	3

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

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC- assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2012, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

On September 15, 2012, Old National acquired Indiana Community Bancorp in an all stock transaction. Indiana Community Bancorp was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. Pursuant to the merger agreement, the shareholders of Indiana Community Bancorp received approximately 6.6 million shares of Old National Bancorp common stock valued at approximately $88.5 million. Old National assumed assets with a fair value of approximately $906.3 million, including $497.4 million of loans and $784.6 million of deposits. The acquisition strengthened our deposit market share in Columbus, Indiana and south central Indiana market.

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

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as Old National Bank, from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•

Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as Old National Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•

Require financial holding companies to be well capitalized and well managed. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor on the size of the DIF.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction accounts as well as other accounts.

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

The Dodd-Frank Act also creates a new Bureau of Consumer Financial Protection (the “CFPB”) that is responsible for administering federal consumer financial protection laws. The CFPB, which began operations on July 21, 2011, is an independent bureau within the FRB and has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10.0 billion or more. The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function will also be consolidated into the CFPB.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National, its customers or the financial industry more generally. However, several provisions of the Dodd-Frank Act have been implemented. In addition to the establishment of the CFPB, the FRB final rule implementing the Dodd-Frank Act’s “Durbin Amendment,” which limits debit card interchange fees, was issued on July 21, 2011 for transactions occurring after September 30, 2011. The final rule established a cap on the fees banks with more than $10 billion in assets can charge merchants for debit card transactions. The fee was set at $0.21 per transaction plus an additional 5 bps of the transaction amount and $0.01 to cover fraud losses. The FRB repealed Regulation Q as mandated by the Dodd-Frank Act on July 21, 2011. Regulation Q was implemented as part of the Glass-Steagall Act in the 1930’s and provided a prohibition against the payment of interest on demand deposits.

While the total impact of the fully implemented Dodd-Frank Act on Old National is not currently known, the impact is expected to be substantial and may have an adverse impact on its financial performance and growth opportunities. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Old National and Old National Bank could require Old National and Old National Bank to seek other sources of capital in the future.

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

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, met all risk-based capital requirements of the FDIC and OCC as of December 31, 2012. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2012, see Note 21 to the consolidated financial statements.

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

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1”, or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity.

On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new Common Equity Tier 1 minimum capital requirement of 4.5% and a higher minimum Tier 1 capital requirement of 6.0%. The proposed rules would also increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations.

Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of Common Equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The Basel III implementation proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III implementation proposal would also revise the “prompt corrective action” regulations described below by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III proposal does not change the total risk-based capital requirement for any category.

Management believes that, as of December 31, 2012, Old National and Old National Bank would meet all capital adequacy requirements under the proposed rules on a fully phased-in basis if such requirements were currently effective. There can be no guarantee that the rule proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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

Under current prompt corrective action regulations, a bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

FDICIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Management believes that, as of December 31, 2012, Old National Bank was “well capitalized” based on the aforementioned ratios.

FDICIA further directed each federal banking agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deems appropriate.

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

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

We are currently subject to a consent order with the OCC relating to our Bank Secrecy Act/Anti-Money Laundering Program. See “Risk Factors — A failure by Old National Bank to satisfy the terms and conditions of the Consent Order it consented and agreed to with the Office of the Comptroller of the Currency may subject it to monetary penalties and impact future regulatory approvals.”

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department allocated $350 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Old National participated in CPP, but on March 31, 2009, Old National repurchased all of the $100 million in preferred, non-voting stock that was sold to the Treasury Department as part of the CPP. In May 2009, Old National repurchased the warrants for up to 813,000 shares of the Company’s common stock issued by the Company to the Treasury Department on December 12, 2008 for $1.2 million. This repurchase was the final phase required of Old National to end its participation in the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TAGP was extended through December 31, 2010. The enactment of the Dodd-Frank Act provided unlimited federal deposit insurance until December 31, 2012 for noninterest bearing demand transaction accounts at all insured depository institutions.

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

Additional legislative and administrative actions affecting the banking industry may be considered by Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislative or administrative action will be enacted or the extent to which the banking industry in general, or Old National and Old National Bank in particular, would be affected.

AVAILABLE INFORMATION

All reports filed electronically by Old National with the Securities and Exchange Commission (“SEC”), including the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, other information and amendments to those reports filed or furnished (if applicable), are accessible at no cost on Old National’s web site at www.oldnational.com as soon as reasonably practicable after electronically submitting such materials to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, and Old National’s filings are accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials filed by Old National with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Old National’s business could be harmed by any of the risks noted below. In analyzing whether to make or to continue an investment in Old National, investors should consider, among other factors, the following:

Risks Related to Old National’s Business

A failure by Old National Bank to satisfy the conditions and obligations of the Consent Order it consented and agreed to with the Office of the Comptroller of the Currency (“OCC”) may subject it to monetary penalties and impact future regulatory approvals.

Old National Bank is subject to certain conditions and obligations of a Consent Order (the “Order”) it consented and agreed to with the OCC, Old National Bank’s federal banking regulator, relating to Old National Bank’s Bank Secrecy Act/Anti-Money Laundering Program. Among other things, the Order requires the ongoing implementation of a system of internal controls, independent testing and training programs designed to ensure full compliance with the Bank Secrecy Act (“BSA”) and to review account and transaction activity to determine whether suspicious activity was timely identified and reported by Old National Bank. The OCC did not identify any systemic undetected criminal activity or money laundering and the Order does not call for the payment of a civil monetary penalty. While the Order is in effect, it may impact Old National’s ability to obtain regulatory approval for merger and acquisition activity. While Old National Bank is implementing or has implemented corrective action for each deficiency and expects to satisfy all of the requirements of the Order in a timely fashion, material failure to comply with the Order could result in enforcement actions by the OCC, including the imposition of operating and expansion restrictions and monetary penalties.

Economic conditions have affected and could continue to adversely affect our revenues and profits.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have begun to slowly improve, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still facing serious difficulties due to lower consumer spending and the lack of liquidity in the credit markets.

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

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any mergers or acquisitions will be successful. Also, we may issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to, or better than, our historical experience.

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

Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models

The processes that we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If our models for determining interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If our models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If our models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We cannot predict what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in economic or political conditions could adversely affect Old National’s earnings, as the ability of Old National’s borrowers to repay loans, and the value of the collateral securing such loans, decline.

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas, which include Indiana, Kentucky and Illinois, could have an adverse impact on Old National’s earnings.

Changes in interest rates could adversely affect Old National’s results of operations and financial condition.

Old National’s earnings depend substantially on Old National’s interest rate spread, which is the difference between (i) the rates Old National earns on loans, securities and other earning assets and (ii) the interest rates Old National pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond Old National’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, Old National will have competitive pressures to increase the rates that Old National pays on deposits, which could result in a decrease of Old National’s net interest income. If market interest rates decline, Old National could experience fixed rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earnings assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2012, Old National and its affiliates operated a total of 180 banking centers, loan production or other financial services offices, primarily in the states of Indiana, Illinois and Kentucky. Of these facilities, 38 were owned.

The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, we lease 142 financial centers from unaffiliated third parties. The terms of these leases range from six months to twenty-four years. See Note 19 to the consolidated financial statements.

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. This litigation was fully and finally settled in the first quarter of 2012. The Company had previously accrued $2 million in the third quarter of 2011 in anticipation of negotiating the final settlement and resolution of the matter. The matter was fully settled for the amount of the accrual. However, a portion of the settlement funds were put temporarily in escrow to account for uncertain contingencies. These funds, less contingencies (if any), were released to the beneficiaries in December 2012 pursuant to the terms of the settlement agreement.

In November 2010, Old National was named in a class action lawsuit in Vanderburgh County Circuit Court challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which names additional plaintiffs and amends certain claims. The plaintiffs seek damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which has not yet been ruled upon. On September 7, 2012, the plaintiffs filed a motion for class certification.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol ONB. The following table lists the high and low closing sales prices as reported by the NYSE, share volume and dividend data for 2012 and 2011:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2012
First Quarter	$13.29	$11.52	35,989,100	$0.09
Second Quarter	13.21	10.92	26,520,600	0.09
Third Quarter	14.10	11.84	25,206,900	0.09
Fourth Quarter	13.90	10.94	31,430,300	0.09

2011
First Quarter	$12.15	$10.35	29,575,800	$0.07
Second Quarter	11.33	10.16	34,157,500	0.07
Third Quarter	11.05	8.67	52,288,900	0.07
Fourth Quarter	11.99	9.05	47,713,600	0.07

There were 23,525 shareholders of record as of December 31, 2012. Old National declared cash dividends of $0.36 per share during the year ended December 31, 2012 and $0.28 per share during the year ended December 31, 2011. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 21 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/12—10/31/12	600	$13.75	600	1,933,564
11/01/12—11/30/12	250,176	12.16	250,176	1,683,388
12/01/12—12/31/12	9,567	11.87	9,567	1,673,821

Total	260,343	$12.15	260,343	1,673,821

On January 26, 2012, the Board of Directors approved the repurchase of up to 2.0 million shares of common stock over a twelve month period beginning January 26, 2012 and ending January 31, 2013. During the fourth quarter of 2012, Old National repurchased 250,000 shares on the open market. During the twelve months ended December 31, 2012, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

Subsequent to year-end, the Board of Directors approved the repurchase of up to 2.0 million shares of common stock over a twelve month period that runs through January 31, 2014. On January 24, 2013, the Board of Directors also declared an increase in its quarterly common stock dividend to $.10 per share, an 11.1% increase over the previous cash dividend level of $.09 per share. Old National’s recent financial performance and strong capital position allowed it to increase the cash dividend.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2012.

2008 EQUITY COMPENSATION PLAN

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,095,556	$17.71	3,535,002
Equity compensation plans not approved by security holders	—	—	—

Total	4,095,556	$17.71	3,535,002

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for the Company’s common stock to cumulative total returns of a broad-based equity market index and two published industry indices.

The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2007, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Operating Results
Net interest income	$308,757	$272,873	$218,416	$231,399	$243,325
Conversion to fully taxable equivalent (1)	13,188	11,821	13,482	20,831	19,326

Net interest income—tax equivalent basis	321,945	284,694	231,898	252,230	262,651
Provision for loan losses	5,030	7,473	30,781	63,280	51,464
Noninterest income	189,816	182,883	170,150	163,460	166,969
Noninterest expense	365,758	348,521	314,305	338,956	297,229
Net income available to common shareholders	91,675	72,460	38,214	9,845	62,180
Common Share Data (2)
Weighted average diluted shares	96,833	94,772	86,928	71,367	65,776
Net income (diluted)	$0.95	$0.76	$0.44	$0.14	$0.95
Cash dividends	0.36	0.28	0.28	0.44	0.69
Common dividend payout ratio (3)	37.80	36.59	63.75	308.59	73.51
Book value at year-end	11.81	10.92	10.08	9.68	9.56
Stock price at year-end	11.87	11.65	11.89	12.43	18.16
Balance Sheet Data (at December 31)
Loans (4)	$5,209,185	$4,771,731	$3,747,270	$3,908,276	$4,777,514
Total assets	9,543,623	8,609,683	7,263,892	8,005,335	7,873,890
Deposits	7,278,953	6,611,563	5,462,925	5,903,488	5,422,287
Other borrowings	237,493	290,774	421,911	699,059	834,867
Shareholders’ equity	1,194,565	1,033,556	878,805	843,826	730,865
Performance Ratios
Return on average assets (ROA)	1.04%	0.86%	0.50%	0.17%	0.82%
Return on average common shareholders’ equity (ROE)	8.34	7.24	4.40	1.41	9.49
Average equity to average assets	12.49	11.94	11.46	9.06	8.67
Net interest margin (5)	4.23	3.87	3.40	3.50	3.82
Efficiency ratio (6)	71.83	73.80	79.25	80.45	69.39
Asset Quality (7)
Net charge-offs to average loans	0.17%	0.49%	0.75%	1.40%	0.87%
Allowance for loan losses to ending loans	1.05	1.22	1.93	1.81	1.41
Allowance for loan losses	$54,763	$58,060	$72,309	$69,548	$67,087
Underperforming assets (8)	301,919	340,543	77,108	78,666	69,883
Other Data
Full-time equivalent employees	2,684	2,551	2,491	2,812	2,507
Branches and financial centers	180	183	161	172	117

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends divided by income available to common stockholders.
(4)	Includes residential loans and finance leases held for sale.
(5)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(6)	Defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.
(7)	Excludes residential loans and finance leases held for sale.
(8)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $130.1 million and $215.7 million of covered assets in 2012 and 2011, respectively, acquired in an FDIC assisted transaction, which are covered by loss sharing agreements with the FDIC providing for specified loss protection.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2012, 2011 and 2010, and financial condition as of December 31, 2012 and 2011. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

CORPORATE DEVELOPMENTS IN FISCAL 2012

Net income for 2012 was $91.7 million, an increase of $19.2 million from 2011. Diluted earnings per share available to common shareholders were $0.95 per share, an increase of $0.19 per share from 2011.

The improvement in 2012 net income was primarily the result of accretion income associated with acquired loans, lower cost funding sources, modest organic loan growth, and improved credit. Partially offsetting the higher net revenue were higher noninterest expenses associated with our recent acquisitions.

The Company successfully integrated Indiana Community Bancorp at the end of the third quarter. This transaction strengthens our position as the third largest branch network in Indiana and allows us to expand our services into Columbus, Indiana and other vibrant regions in the south central Indiana market.

Subsequent to year-end, the Company also announced its intent to enter into the southwest lower Michigan market through the acquisition of 24 Bank of America branches. The entry into this new market and the full ramp-up of lenders at the former Indiana Community Bancorp locations give rise to our favorable commercial loan growth outlook.

BUSINESS OUTLOOK

While we believe the interest rate environment will continue to pose challenges for 2013 revenue growth, our clients are expressing more optimism regarding the state of the economy.

Our goals for 2013 are much the same as they were in 2012: increase revenue, reduce expenses and target partnership opportunities that align with our financial and strategic goals.

•

While we remain committed to a risk-conscious approach to lending, we know how vital it is to generate new loan growth in 2013 and beyond. We believe our new partnerships, and the new client base they represent, position us well to achieve this growth.

•	As we did in 2012, we will continue to look for ways to enhance the Company’s efficiency ratio through process improvements, organizational streamlining and other cost reduction strategies.

•

We continue to target additional partnerships. We are focused on expanding our wealth management business and community banks in growth markets that are either within or near our existing franchise. Such strategic consolidations should improve the Company’s bottom line while expanding our distribution network, which helps build long-term shareholder value.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2012, 2011, and 2010:

(dollars in thousands)	2012	2011	2010
Income Statement Summary:
Net interest income	$308,757	$272,873	$218,416
Provision for loan losses	5,030	7,473	30,781
Noninterest income	189,816	182,883	170,150
Noninterest expense	365,758	348,521	314,305
Other Data:
Return on average common equity	8.34%	7.24%	4.40%
Efficiency ratio (1)	71.83%	73.80%	79.25%
Tier 1 leverage ratio	8.56%	8.29%	9.01%
Net charge-offs to average loans	0.17%	0.49%	0.75%

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Comparison of Fiscal Years 2012 and 2011

Net Interest Income

Net interest income is the most significant component of our earnings, comprising over 61% of 2012 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

(dollars in thousands)	2012	2011	2010
Net interest income	$308,757	$272,873	$218,416
Conversion to fully taxable equivalent	13,188	11,821	13,482

Net interest income—taxable equivalent basis	$321,945	$284,694	$231,898

Average earning assets	7,617,060	7,359,092	6,814,607

Net interest margin	4.05%	3.71%	3.21%
Net interest margin—taxable equivalent basis	4.23%	3.87%	3.40%

Net interest income was $308.8 million in 2012, a 13.2% increase from the $272.9 million reported in 2011. Taxable equivalent net interest income was $321.9 million in 2012, a 13.1% increase from the $284.7 million reported in 2011. The net interest margin on a fully taxable equivalent basis was 4.23% for 2012, a 36 basis point increase compared to the 3.87% reported in 2011. The increase in both net interest income and net interest margin is primarily due to the acquisition of Integra Bank on July 29, 2011 and Indiana Community Bancorp (“IBT”) on September 15, 2012 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets benefited net interest margin by 75 basis points in 2012 compared to 50 basis points in 2011. We expect this benefit to decline over time. The yield on average earning assets increased 10 basis points from 4.60% to 4.70% while the cost of interest-bearing liabilities decreased 32 basis points from 0.96% to 0.64%. Average earning assets increased by $258.0 million, or 3.5%. Average interest-bearing liabilities increased $28.8 million, or 0.5%. The increase in average earning assets consisted of a $418.5 million increase in loans, a $36.8 million decrease in lower yielding investment securities and a $123.7 million decrease in money market and other interest-earning investments. The increase in average interest-bearing liabilities consisted of a $113.2 million increase in interest-bearing deposits, a $50.3 million increase in short-term borrowings and a $134.7 million decrease in other borrowings. Noninterest-bearing deposits increased by $272.8 million.

Significantly affecting average earning assets during 2012 was the increase in the size of the loan portfolio combined with the reduction in the size of the investment portfolio and the decrease in interest earning cash balances at the Federal Reserve. Included in average earning assets for 2012 are approximately $169.3 million from the Indiana Community Bancorp acquisition, which was completed on September 15, 2012, and $543.5 million from the Integra Bank acquisition, which was completed on July 29, 2011. Included in average earning assets for 2011 was $319.5 million from the Integra Bank acquisition. The increase in average loans during 2012 is primarily a result of the Indiana Community Bancorp and Integra Bank acquisitions. However, in 2012 we continued to experience growth in our residential mortgage loan portfolio and late in the year began to experience modest growth in our commercial loan portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 63% of interest earning assets at December 31, 2012.

Positively affecting margin was an increase in noninterest-bearing demand deposits combined with decreases in time deposits and other borrowings. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. During 2011, we prepaid $119.2 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. Year over year, time deposits and other borrowings, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2012			2011			2010
(tax equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
Earning Assets
Money market and other interest- earning investments (7)	$29,161	$54	0.18%	$152,848	$362	0.24%	$177,786	$431	0.24%
Investment securities: (6)
U.S. Treasury & Government-sponsored agencies (1)	1,826,297	41,790	2.29	1,969,590	52,369	2.66	2,150,562	77,208	3.59
States and political subdivisions (3)	684,648	37,464	5.47	580,851	34,135	5.88	536,295	33,181	6.19
Other securities	214,556	8,162	3.80	211,862	9,102	4.30	198,747	9,307	4.68

Total investment securities	2,725,501	87,416	3.21	2,762,303	95,606	3.46	2,885,604	119,696	4.15

Loans: (2)
Commercial (3) (4)	1,309,457	64,783	4.95	1,326,746	63,953	4.82	1,271,515	56,153	4.42
Commercial real estate	1,370,321	98,897	7.22	1,308,401	78,912	6.03	1,007,636	44,992	4.47
Residential real estate (5)	1,197,046	53,830	4.50	847,722	41,267	4.87	464,676	26,209	5.64
Consumer, net of unearned income	985,574	52,907	5.37	961,072	58,314	6.07	1,007,390	62,849	6.24

Total loans (4) (5)	4,862,398	270,417	5.56	4,443,941	242,446	5.46	3,751,217	190,203	5.07

Total earning assets	7,617,060	$357,887	4.70%	7,359,092	$338,414	4.60%	6,814,607	$310,330	4.55%

Less: Allowance for loan losses	(56,127)			(70,753)			(73,868)
Non-Earning Assets
Cash and due from banks	156,452			152,162			124,565
Other assets	1,083,165			944,172			721,142

Total assets	$8,800,550			$8,384,673			$7,586,446

Interest-Bearing Liabilities
NOW deposits	$1,608,643	$485	0.03%	$1,472,710	$587	0.04%	$1,221,352	$411	0.03%
Savings deposits	1,728,887	3,735	0.22	1,384,294	3,948	0.29	1,043,289	3,134	0.30
Money market deposits	288,986	285	0.10	328,550	337	0.10	361,166	357	0.10
Time deposits	1,319,958	22,537	1.71	1,647,729	31,039	1.88	1,753,561	44,706	2.55

Total interest-bearing deposits	4,946,474	27,042	0.55	4,833,283	35,911	0.74	4,379,368	48,608	1.11
Short-term borrowings	413,921	539	0.13	363,623	550	0.15	328,535	662	0.20
Other borrowings	280,219	8,361	2.98	414,902	17,259	4.16	615,006	29,162	4.74

Total interest-bearing liabilities	$5,640,614	$35,942	0.64%	5,611,808	$53,720	0.96%	5,322,909	$78,432	1.47%

Noninterest-Bearing Liabilities
Demand deposits	1,828,750			1,555,946			1,182,653
Other liabilities	232,226			215,730			211,651
Shareholders’ equity	1,098,960			1,001,189			869,233

Total liabilities and shareholders’ equity	$8,800,550			$8,384,673			$7,586,446

Interest Margin Recap
Interest income/average earning assets		$357,887	4.70%		$338,414	4.60%		$310,330	4.55%
Interest expense/average earning assets		35,942	0.47		53,720	0.73		78,432	1.15

Net interest income and margin		$321,945	4.23%		$284,694	3.87%		$231,898	3.40%

(1)	Includes U.S. Government-sponsored entities, agency mortgage-backed securities and $30.2 million of non-agency mortgage-backed securities at December 31, 2012.
(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.
(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $8.8 million and $4.4 million, respectively, in 2012; $7.3 million and $4.5 million, respectively, in 2011; and $8.5 million and $5.0 million, respectively, in 2010; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(4)	Includes finance leases held for sale.
(5)	Includes residential loans held for sale.
(6)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(7)	The 2012, 2011 and 2010 average balances include $23.5 million, $146.0 million and $152.3 million, respectively, of required and excess balances held at the Federal Reserve.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME—RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	2012 vs. 2011			2011 vs. 2010
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest- earning investments	$(308)	$(260)	$(48)	$(69)	$(59)	$(10)
Investment securities (1)	(8,190)	(1,226)	(6,964)	(24,090)	(4,691)	(19,399)
Loans (1)	27,971	23,051	4,920	52,243	36,459	15,784

Total interest income	19,473	21,565	(2,092)	28,084	31,709	(3,625)

Interest Expense
NOW deposits	(102)	47	(149)	176	92	84
Savings deposits	(213)	863	(1,076)	814	998	(184)
Money market deposits	(52)	(39)	(13)	(20)	(33)	13
Time deposits	(8,502)	(5,885)	(2,617)	(13,667)	(2,346)	(11,321)
Short-term borrowings	(11)	70	(81)	(112)	61	(173)
Other borrowings	(8,898)	(4,810)	(4,088)	(11,903)	(8,906)	(2,997)

Total interest expense	(17,778)	(9,754)	(8,024)	(24,712)	(10,134)	(14,578)

Net interest income	$37,251	$31,319	$5,932	$52,796	$41,843	$10,953

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $8.8 million and $4.4 million, respectively, in 2012; $7.3 million and $4.5 million, respectively, in 2011; and $8.5 million and $5.0 million, respectively, in 2010; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses was $5.0 million in 2012, a $2.5 million decrease from the $7.5 million recorded in 2011. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management—Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has decreased as a percentage of total revenue to 38.1% in 2012 compared to 40.1% in 2011.

Noninterest income for 2012 was $189.8 million, an increase of $6.9 million, or 3.8% compared to $182.9 million reported for 2011. The improvement in 2012 resulted from a $6.3 million increase in net securities gains, a $1.1 million increase in wealth management fees, a $1.6 million increase in investment product fees, a $1.1 million increase in revenue from company-owned life insurance and a $3.0 million increase in other income. Partially offsetting these increases were a $1.2 million decrease in debit card and ATM card fees, a $1.4 million decrease in gain on sale leaseback transactions and a $3.8 million decrease from changes in the FDIC indemnification asset.

Despite a full year of fee revenue from the Integra acquisition and a little over three months of fee revenue from Indiana Community Bancorp, service charges and overdraft fees, our largest source of noninterest income, declined to $51.5 million in 2012, a $0.4 million decrease from $51.9 million in 2011. This appears to be a negative trend in the industry and will be a focus of management in 2013.

Net securities gains were $13.6 million during 2012 compared to $7.3 million for 2011. Included in 2012 is $15.0 million of security gains partially offset by $1.4 million of other-than-temporary-impairment charges on two pooled trust preferred securities and six non-agency mortgage-backed securities. Included in 2011 is $8.7 million of security gains partially offset by $1.4 million of other-than-temporary-impairment on one pooled trust preferred security and three non-agency mortgage-backed securities. Sales of securities continued during 2011 and 2012 as we adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from securities sales were used to reduce other borrowings.

Wealth management fees, which are dependent on the managed assets performance, continue to be impacted by uncertainties in the investment markets but did increase by $1.1 million to $21.5 million in 2012. The increase was primarily due to the acquisition of Indiana Community Bancorp on September 15, 2012 and the trust business of Integra Bank on June 1, 2011.

Debit card and ATM fees decreased by $1.2 million to $24.0 million in 2012 as compared to $25.2 million in 2011. A decrease in interchange income is the primary reason for the decrease.

Investment product fees were $12.7 million in 2012 compared to $11.1 million in 2011. The increase is primarily a result of increases in mutual fund fees and other investment advisory fees as investment markets improved in 2012.

Revenue from company-owned life insurance was $6.4 million in 2012 compared to $5.3 million in 2011. We anticipate this revenue will continue to slowly improve.

The $1.4 million decrease in gain on sale leaseback transactions is primarily due to the repurchase of a branch in 2011 and acceleration of the deferred gain.

Other income increased $3.0 million in 2012 as compared to 2011. The increase was primarily as a result of increases in customer derivative fee revenue, rental income from an operating lease and other miscellaneous income.

The following table presents changes in the components of noninterest income for the years ended December 31.

NONINTEREST INCOME

				% Change From Prior Year
(dollars in thousands)	2012	2011	2010	2012	2011
Wealth management fees	$21,549	$20,460	$16,120	5.3%	26.9%
Service charges on deposit accounts	51,483	51,862	50,018	(0.7)	3.7
ATM fees	24,006	25,199	22,967	(4.7)	9.7
Mortgage banking revenue	3,742	3,250	2,230	15.1	45.7
Insurance premiums and commissions	37,103	36,957	36,463	0.4	1.4
Investment product fees	12,714	11,068	9,192	14.9	20.4
Company-owned life insurance	6,452	5,322	4,052	21.2	31.3
Other income	15,261	12,219	7,967	24.9	53.4

Total fee and service charge income	172,310	166,337	149,009	3.6	11.6
Net securities gains	15,052	8,691	17,124	73.2	(49.2)
Impairment on available-for-sale securities	(1,414)	(1,409)	(3,927)	(0.4)	64.1
Gain on derivatives	820	974	1,492	(15.8)	(34.7)
Gain on sale leasebacks	6,423	7,864	6,452	(18.3)	21.9
Change in FDIC indemnification asset	(3,375)	426	—	N/M	N/M

Total noninterest income	$189,816	$182,883	$170,150	3.8%	7.5%

Noninterest income to total revenue (1)	37.1%	39.1%	42.3%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $13.2 million in 2012, $11.8 million in 2011 and $13.5 million in 2010.

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

For 2012, adjustments to the FDIC indemnification asset resulted in noninterest expense of $3.4 million. This compares to noninterest income of $0.4 million in 2011. The decrease in income is primarily the result of improvements in our loan loss expectations, which was partially offset by impairment of other real estate.

Noninterest Expense

Noninterest expense for 2012 totaled $365.8 million, an increase of $17.3 million, or 4.9% from the $348.5 million recorded in 2011. Included in 2012 is approximately $10.2 million of noninterest expense related to Indiana Community Bancorp, which was acquired on September 15, 2012. This amount includes approximately $7.8 million of acquisition and integration expenses. Also included in 2012 is approximately $26.6 million of noninterest expense for Integra Bank, which was acquired on July 29, 2011. Noninterest expense for Integra Bank for 2011 was $25.9 million. The 2011 amount for Integra Bank includes approximately $11.1 million of acquisition and integration costs. Also included in 2012 is a $6.4 million increase in expense related to the reinstatement of our performance-based incentive compensation plan.

Salaries and benefits, the largest component of noninterest expense, totaled $193.9 million in 2012, compared to $189.5 million in 2011, an increase of $4.4 million, or 2.3%. Included in 2012 is $6.0 million of salaries and benefit expense associated with former IBT associates, which includes severance and retention accruals. Partially offsetting the increase from IBT is a reduction of approximately $6.8 million in salaries and benefits expense associated with former Integra Bank associates. Also included in 2012 is a $6.4 million increase in expense related to a full year of the reinstatement of our performance-based incentive compensation plan and a $1.1 million increase in pension expense. Partially offsetting these increases are a $0.7 million decrease in restricted stock expense, a $0.2 million decrease in hospitalization expense, a $0.2 million decrease in long-term disability insurance and our cost containment efforts.

Marketing expense was $7.5 million for 2012 compared to $6.0 million for 2011. The increase is attributable to higher levels of charitable contributions and sponsorships in 2012.

Professional fees decreased $2.9 million for 2012 as compared to 2011. The decrease is primarily attributable to legal and other professional fees associated with the acquisition of Integra Bank in 2011. Continued compliance with the June 4, 2012, consent order issued by our primary regulator is expected to result in increased professional fees during the first quarter of 2013 as the Company continues to progress on this project. The consent order requires the Bank to, among other things: continue to review, update, and implement a written institution-wide, ongoing BSA/AML risk assessment that accurately identifies BSA/AML risks; ensure that Bank management reviews, updates, and implements its risk-based processes to obtain and analyze appropriate customer due diligence information to monitor for and investigate suspicious activity; ensure adherence to a written program for appropriate identification, analyzing and monitoring of transactions with greater than normal risk; maintain an effective BSA independent testing function; and ensure and maintain sufficient personnel with requisite expertise and skills who receive adequate on-going training.

Loan expense increased $2.3 million for 2012 as compared to 2011. The increase is primarily attributable to loan expense associated with the acquisition of Integra Bank.

Supply expense was $2.7 million for 2012 compared to $3.8 million for 2011. 2011 included costs associated with the acquisition of Integra Bank.

Loss on debt extinguishment was $1.2 million higher in 2012 due to the termination of $50 million of Federal Home Loan Bank advances and related swaps in the fourth quarter of 2012, compared to minimal debt extinguishment costs in 2011.

FDIC assessment expense was $6.0 million for 2012 compared to $7.5 million for 2011. The decrease is primarily due to a lower assessment rate.

Other real estate owned expense was $17.1 million for 2012 compared to $2.0 million for 2011. The increase is primarily due to expense related to decreased valuations of other real estate owned acquired in our FDIC assisted transaction. Eighty percent of these impairment losses are reimbursable by the FDIC upon ultimate sale of the property.

The following table presents changes in the components of noninterest expense for the years ended December 31.

NONINTEREST EXPENSE

				% Change From Prior Year
(dollars in thousands)	2012	2011	2010	2012	2011
Salaries and employee benefits	$193,874	$189,539	$170,601	2.3%	11.1%
Occupancy	50,929	51,054	46,410	(0.2)	10.0
Equipment	11,744	11,720	10,641	0.2	10.1
Marketing	7,451	5,990	5,720	24.4	4.7
Data processing	22,014	22,971	21,409	(4.2)	7.3
Communications	10,939	10,406	9,803	5.1	6.2
Professional fees	12,030	14,959	8,253	(19.6)	81.3
Loan expense	7,037	4,734	3,936	48.6	20.3
Supplies	2,719	3,762	2,935	(27.7)	28.2
Loss on extinguishment of debt	1,949	789	6,107	N/M	(87.1)
FDIC assessment	5,991	7,523	8,370	(20.4)	(10.1)
Other real estate owned expense	17,136	1,992	2,613	N/M	(23.8)
Amortization of intangibles	7,941	8,829	6,130	(10.1)	44.0
Other expense	14,004	14,253	11,377	(1.7)	25.3

Total noninterest expense	$365,758	$348,521	$314,305	4.9%	10.9%

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

$828 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2012. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $444 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2012.

$223 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2011. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $133 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2011.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The tax rate was effectively the same for 2012 and 2011. See Note 12 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2011 and 2010

In 2011, we generated net income of $72.5 million and diluted net income per share of $0.76 compared to $38.2 million and $0.44, respectively in 2010. The 2011 earnings included a $54.5 million increase in net interest income, a $12.7 million increase in noninterest income and $23.3 million decrease in the provision for loan losses. Offsetting these increases to net income in 2011 was a $34.2 million increase in noninterest expense and a $22.0 million increase in income tax expense.

Taxable equivalent net interest income was $284.7 million in 2011, a 22.8% increase from the $231.9 million reported in 2010. The net interest margin was 3.87% for 2011, a 47 basis point increase compared to 3.40% reported for 2010. Average earning assets increased by $544.5 million during 2011 and the yield on average earning assets increased 5 basis points from 4.55% to 4.60%. Average interest-bearing liabilities increased $288.9 million and the cost of interest-bearing liabilities decreased from 1.47% to 0.96%.

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

Noninterest income for 2011 was $182.9 million, an increase of $12.7 million, or 7.5% from the $170.2 million reported for 2010. Net securities gains were $7.3 million during 2011 compared to $13.2 million for 2010. Included in 2011 is $8.7 million of security gains partially offset by $1.4 million of other-than-temporary-impairment on one pooled trust preferred security and three non-agency mortgage-backed securities. Sales of securities continued during 2010 and 2011 as we adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from securities sales were used to reduce other borrowings. Also affecting noninterest income in 2011 was a $4.3 million increase in wealth management fees, a $2.2 million increase in debit card and ATM card fees, a $1.8 million increase in investment product fees, a $1.8 million increase in service charges on deposit accounts and a $4.3 million increase in other income. Partially offsetting these increases was a $0.5 million decrease in gains on derivatives.

Income and expense associated with the FDIC loss sharing agreements is reflected in the change in the FDIC indemnification asset. This balance includes discount accretion, gains on the write-up of the FDIC indemnification asset, and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO. The change in the FDIC indemnification asset also includes income due to the FDIC, as well as the income statement effects of other loss share transactions. The net change in the FDIC indemnification asset was $0.4 million for 2011 and was attributable to indemnification asset accretion.

Noninterest expense for 2011 totaled $348.5 million, an increase of $34.2 million, or 10.9% from the $314.3 million recorded in 2010. The acquisition of Monroe Bancorp and Integra Bank were the primary reasons for the increase in noninterest expense. Noninterest expense for Monroe Bancorp totaled approximately $21.2 million and included $6.6 million of acquisition and integration costs. Noninterest expense for Integra Bank totaled $25.9 million from July 29, 2011 to December 31, 2011. This amount included approximately $11.1 million of acquisition and integration expenses. Also included in 2011 is a $3.6 million increase in performance-based incentive compensation expense and $2.0 million accrued for a litigation settlement.

Noninterest expense related to covered assets are included in OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria.

$223 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2011. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $133 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2011.

The provision for income taxes was $27.3 million in 2011 compared to $5.3 million in 2010. Old National’s effective tax rate was 27.4% in 2011 compared to 12.1% in 2010. The effective tax rate varied significantly from 2010 to 2011 due to an increase in pre-tax income while tax-exempt income had decreased.

BUSINESS LINE RESULTS

We operate in two operating segments: community banking and treasury. The following table summarizes our business line results for the years ended December 31.

BUSINESS LINE RESULTS

(dollars in thousands)	2012	2011	2010
Community banking	$142,378	$129,446	$73,108
Treasury	(17,651)	(29,905)	(26,310)
Other	3,058	221	(3,318)

Income (loss) before income taxes	$127,785	$99,762	$43,480

The 2012 community banking segment profit increased $12.9 million from 2011 levels, primarily as a result of the acquisitions of Indiana Community Bancorp and Integra Bank, which occurred on July 29, 2011. The 2011 community banking segment profit increased $56.3 million from 2010 levels, primarily as a result of the acquisitions of Monroe Bancorp and Integra Bank and a decrease in provision for loan loss expense.

The 2012 treasury segment profit increased $12.3 million from 2011 primarily as a result of the $6.4 million increase in net securities gains in 2012. The 2011 treasury segment profit decreased $3.6 million from 2010 primarily as a result of the $5.9 million decrease in net securities gains in 2011.

The 2012 “other” segment profit increased approximately $2.8 million from 2011 primarily as a result of the increased wealth management revenue. The 2011 “other” segment profit increased approximately $3.5 million from 2010 primarily as a result of the increased trust business associated with the Monroe Bancorp and Integra acquisitions.

FINANCIAL CONDITION

Overview

At December 31, 2012, our total assets were $9.544 billion, a 10.8% increase from $8.610 billion at December 31, 2011. The increase is primarily a result of the acquisition of Indiana Community Bancorp, which occurred on September 15, 2012. We are continuing to reduce our reliance on higher cost deposits and other borrowings. Earning assets, comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments and interest earning accounts with the Federal Reserve, were $8.200 billion at December 31, 2012, an increase of $807.1 million, or 10.9%, from $7.392 billion at December 31, 2011. The increase in earning assets is primarily a result of the acquisition of Indiana Community Bancorp. Year over year, time deposits and other borrowings, which have an average interest rate higher that other types of deposits, have decreased as a percent of total funding. Year over year, noninterest-bearing demand deposits have increased as a percent of total funding.

Investment Securities

We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $56.6 million of 15- and 20-year fixed-rate mortgage pass-through securities, $173.9 million of U.S. government-sponsored entity and agency securities and $169.3 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2012. During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds. The $1.0 million, net of tax, unrealized holding gain was reclassified out of other comprehensive income on the date of transfer.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.1 million at December 31, 2012 compared to $2.8 million at December 31, 2011.

At December 31, 2012, the investment securities portfolio was $2.945 billion compared to $2.590 billion at December 31, 2011, an increase of 13.7%. Investment securities represented 35.9% of earning assets at December 31, 2012, compared to 35.0% at December 31, 2011. Included in the investment securities portfolio at December 31, 2012 is approximately $116.4 million related to our acquisition of Indiana Community Bancorp. We adjusted the composition of the investment portfolio to manage the effective duration of the portfolio and reduce the leverage on the balance sheet as proceeds from securities sales were used to reduce other borrowings. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2012, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $64.0 million at December 31, 2012, compared to net unrealized gains of $40.5 million at December 31, 2011. A $1.4 million charge was recorded during 2012 related to other-than-temporary-impairment on two pooled trust preferred securities and six non-agency mortgage-backed securities. A $1.4 million charge was recorded during 2011 related to other-than-temporary-impairment on one pooled trust preferred security and three non-agency mortgage-backed securities. See Note 1 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 3 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an effective duration of 3.71% at December 31, 2012, compared to 3.63% at December 31, 2011. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. The weighted average yields on available-for-sale investment securities were 2.99% in 2012 and 3.32% in 2011. The average yields on the held-to-maturity portfolio were 3.90% in 2012 and 3.96% in 2011.

At December 31, 2012, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $273.8 million, which represented 22.9% of shareholders’ equity. At December 31, 2011, Old National had a concentration of investment securities issued by the state of Indiana and its political subdivisions with an aggregate market value of $268.4 million, which represented 26.0% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky.

The following table, including covered loans, presents the composition of the loan portfolio at December 31.

LOAN PORTFOLIO AT YEAR-END

(dollars in thousands)	2012	2011	2010	2009	2008	Four-Year Growth Rate
Commercial	$1,392,459	$1,341,409	$1,211,399	$1,287,168	$1,897,966	(7.5)%
Commercial real estate	1,438,709	1,393,304	942,395	1,062,910	1,154,916	5.6
Consumer credit	1,004,827	990,061	924,952	1,082,017	1,210,951	(4.6)

Total loans excluding residential real estate	3,835,995	3,724,774	3,078,746	3,432,095	4,263,833	(2.6)
Residential real estate	1,360,599	1,042,429	664,705	403,391	496,526	28.7

Total loans	5,196,594	4,767,203	3,743,451	3,835,486	4,760,359	2.2%

Less: Allowance for loan losses	54,763	58,060	72,309	69,548	67,087

Net loans	$5,141,831	$4,709,143	$3,671,142	$3,765,938	$4,693,272

Commercial and Commercial Real Estate Loans

At December 31, 2012, commercial loans increased $51.1 million while commercial real estate loans increased $45.4 million, respectively, from December 31, 2011. Included in the commercial loan total for December 31, 2012 is approximately $62.2 million related to our acquisition of Indiana Community Bancorp. Included in the commercial real estate loan total for December 31, 2012 is approximately $197.8 million related to our acquisition of Indiana Community Bancorp. During 2012, we sold $1.7 million of commercial and commercial real estate loans. Net recoveries of $0.7 million were recorded related to these sales. We sold $5.4 million of commercial and commercial real estate loans during 2011. No write-down was recorded against the allowance for loan losses related to these sales. Loan demand in our markets remains soft. However, if you exclude covered loans and the recently acquired IBT loans, we did experience modest loan growth in the commercial portfolio during 2012.

The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2012

(dollars in thousands)	Within 1 Year	1 - 5 Years	Beyond 5 Years	Total
Interest rates:
Predetermined	$310,905	$254,029	$116,758	$681,692
Floating	444,261	188,472	78,034	710,767

Total	$755,166	$442,501	$194,792	$1,392,459

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $14.8 million or 1.5% at December 31, 2012, compared to December 31, 2011. Included in the total for December 31, 2012 is approximately $72.8 million related to our acquisition of Indiana Community Bancorp.

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, were $1.361 billion at December 31, 2012, an increase of $318.2 million or 30.5% from December 31, 2011. In addition to organic loan production, December 31, 2012 totals also include approximately $74.5 million acquired from Indiana Community Bancorp. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. At December 31, 2012, this new product had an average FICO score of 779, an average loan to value ratio of 59% and an average duration of 17.4 years. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

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

At December 31, 2012, the allowance for loan losses was $54.8 million, a decrease of $3.3 million compared to $58.1 million at December 31, 2011. As a percentage of total loans, the allowance decreased to 1.05% at December 31, 2012, from 1.22% at December 31, 2011. During 2012, the provision for loan losses was $5.0 million, a decrease of $2.5 million from the $7.5 million recorded in 2011. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased.

For commercial loans, the reserve decreased by $5.3 million at December 31, 2012, compared to December 31, 2011. The reserve as a percentage of the commercial loan portfolio decreased to 1.10% at December 31, 2012, from 1.64% at December 31, 2011. For commercial real estate loans, the reserve decreased by $0.5 million at December 31, 2012, compared to December 31, 2011. The reserve as a percentage of the commercial real estate loan portfolio decreased to 2.10% at December 31, 2012, from 2.52% at December 31, 2011. Nonaccrual loans, excluding covered loans, increased $35.1 million since December 31, 2011 primarily as a result of the IBT acquisition. Criticized and classified loans increased $62.4 million from December 31, 2011, also primarily as a result of the IBT acquisition. During 2012, other classified assets, which consist of investment securities downgraded below investment grade, decreased $47.7 million.

The reserve for residential real estate loans as a percentage of that portfolio decreased to 0.28% at December 31, 2012, from 0.35% at December 31, 2011. The reserve for consumer loans decreased to 0.48% at December 31, 2012, from 0.79% at December 31, 2011.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2012 and 2011, the allowance for losses on unfunded commitments was $4.0 million and $4.8 million, respectively.

Residential Loans Held for Sale

At December 31, 2012, loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and the Company has experienced minimal requests to repurchase loans due to the standard representations and warranties and have experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales. Residential loans held for sale have declined since the end of 2009, as we have retained certain of our loan originations to partially offset the slow loan demand from our traditional commercial customers. Residential loans held for sale were $12.6 million at December 31, 2012, compared to $4.5 million at December 31, 2011.

We elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.4 million as of December 31, 2012. At December 31, 2011, the aggregate fair value exceeded the unpaid principal balance by $0.1 million.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of December 31, 2012, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

(dollars in thousands)	December 31, 2012	December 31, 2011
Loans, net of discount & allowance	$366,617	$625,417
Other real estate owned	26,137	30,443

Total covered assets	$392,754	$655,860

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At December 31, 2012, the FDIC indemnification asset was $115.7 million and was comprised of a $107.4 million FDIC indemnification asset and a $8.3 million FDIC loss share receivable. The loss share receivable represents the current reimbursable amounts from the FDIC that have not yet been received. The indemnification asset represents the cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2012, $99.5 million of the FDIC indemnification asset is related to expected indemnification payments and $7.9 million is expected to be amortized against future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)
Balance at January 1, 2012	$167,714
Adjustments not reflected in income
Established through acquisitions	—
Cash received from the FDIC	(48,223)
Other	(378)
Adjustments reflected in income
(Amortization) accretion	(13,128)
Impairment	1,069
Write-downs/sale of other real estate	12,637
Recovery amounts due to FDIC	(3,223)
Other	(730)

Balance at December 31, 2012	$115,738

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2012, totaled $368.0 million, an increase of $81.2 million compared to $286.8 million at December 31, 2011. During the third quarter of 2012, we recorded $88.7 million of goodwill and other intangible assets associated with the acquisition of Indiana Community Bancorp, of which $86.0 million is included in the “Community Banking” column and $2.7 million is included in the “Other” column for segment reporting.

Assets Held for Sale

Assets held for sale were $15.0 million at December 31, 2012 compared to $16.9 million at December 31, 2011. Included in assets held for sale are thirteen financial centers associated with the Integra acquisition, four facilities associated with the Monroe Bancorp acquisition and two facilities associated with the Indiana Community Bancorp acquisition.

Other Assets

Other assets have increased $27.6 million, or 13.2%, since December 31, 2011 primarily as a result of an increase in deferred tax assets, which was partially offset by fluctuations in the fair value of derivative financial instruments.

Funding

Total average funding, comprised of deposits and wholesale borrowings, was $7.469 billion at December 31, 2012, an increase of 4.2% from $7.168 billion at December 31, 2011. Total deposits were $7.279 billion, including $5.998 billion in transaction accounts and $1.281 billion in time deposits at December 31, 2012. Total deposits increased 10.1% or $667.4 million compared to December 31, 2011. Included in total deposits at December 31, 2012 are $642.1 million from the acquisition of Indiana Community Bancorp. Noninterest-bearing demand deposits increased 16.2% or $279.2 million compared to December 31, 2011. Savings deposits increased 19.0% or $299.0 million. NOW deposits increased 16.5% or $258.6 million compared to December 31, 2011. Money market deposits decreased 1.0%, or $3.0 million, while time deposits decreased 11.5% or $166.4 million compared to December 31, 2011. We continue to experience an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale borrowing as a percentage of total funding was 10.2% at December 31, 2012, compared to 9.8% at December 31, 2011. Included in wholesale funding at December 31, 2012 is $17.9 million from the acquisition of Indiana Community Bancorp. Short-term borrowings have increased $165.0 million since December 31, 2011 while long-term borrowings have decreased $53.3 million compared to December 31, 2011. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. During 2011, we prepaid $119.2 million of FHLB advances and $80.0 million of structured repurchase agreements. In the fourth quarter of 2011, $150.0 million of subordinated bank notes matured. See Notes 10 and 11 to the consolidated financial statements for additional details on our financing activities.

The following table presents changes in the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES—AVERAGE BALANCES

				% Change From Prior Year
(dollars in thousands)	2012	2011	2010	2012	2011
Demand deposits	$1,828,750	$1,555,946	$1,182,653	17.5%	31.6%
NOW deposits	1,608,643	1,472,710	1,221,352	9.2	20.6
Savings deposits	1,728,887	1,384,294	1,043,289	24.9	32.7
Money market deposits	288,986	328,550	361,166	(12.0)	(9.0)
Time deposits	1,319,958	1,647,729	1,753,561	(19.9)	(6.0)

Total deposits	6,775,224	6,389,229	5,562,021	6.0	14.9
Short-term borrowings	413,921	363,623	328,535	13.8	10.7
Other borrowings	280,219	414,902	615,006	(32.5)	(32.5)

Total funding sources	$7,469,364	$7,167,754	$6,505,562	4.2%	10.2%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
(dollars in thousands)	Year-End Balance	1-90 Days	91-180 Days	181-365 Days	Beyond 1 Year
2012	$365,458	$53,790	$50,926	$118,818	$141,924
2011	421,874	64,423	80,925	87,799	188,727
2010	466,293	73,376	30,591	121,153	241,173

Capital

Shareholders’ equity totaled $1.195 billion or 12.5% of total assets at December 31, 2012, and $1.034 billion or 12.0% of total assets at December 31, 2011. The December 31, 2012 balance includes approximately $88.5 million from the approximately 6.6 million shares of common stock that were issued in the acquisition of Indiana Community Bancorp.

We paid cash dividends of $0.36 per share in 2012, which decreased equity by $34.7 million. We declared cash dividends on common stock of $0.28 per share in 2011, which decreased equity by $26.5 million. We repurchased shares of our stock, reducing shareholders’ equity by $4.0 million in 2012 and $1.5 million in 2011. During the fourth quarter of 2012, we repurchased 250,000 shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $13.0 million in 2012 and increased equity by $19.9 million in 2011. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $4.7 million in 2012, compared to $4.0 million in 2011.

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At December 31, 2012, we had seven non-agency collateralized mortgage obligations with a market value of $30.2 million, or approximately 1.2% of the available-for-sale securities portfolio. Six of these securities are rated below investment grade. The unrealized gain on these securities at December 31, 2012, was approximately $0.8 million.

While the overall residential real estate market has stabilized, we expect conditions to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Six non-agency mortgage-backed securities were rated below investment grade as of December 31, 2012. During the third quarter of 2012, we sold three non-agency mortgage-backed securities with an amortized cost of approximately $39.5 million that were below investment grade. During the second quarter of 2012, we sold one non-agency mortgage-backed security with an amortized cost of approximately $1.4 million that was below investment grade. During 2012, we experienced $0.9 million of other-than-temporary-impairment losses on six of these securities, all of which was recorded as a credit loss in earnings. During 2011, we experienced $2.3 million of other-than-temporary-impairment losses on three of these securities, of which $0.5 million was recorded as a credit loss in earnings and $1.8 million is included in other comprehensive income.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2012, we had pooled trust preferred securities with a fair value of approximately $9.4 million, or 0.4% of the available-for-sale securities portfolio. During 2012, we experienced $0.5 million of other-than-temporary-impairment on two of these securities, all of which was recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at December 31, 2012, the unrealized loss on our pooled trust preferred securities was approximately $15.5 million. During 2011, we experienced $0.9 million of other-than-temporary-impairment on one of these securities, all of which was recorded as a credit loss in earnings.

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

Included in the held-to-maturity category at December 31, 2012 are approximately $56.6 million of agency mortgage-backed securities and $169.3 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $514.1 million at December 31, 2012.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2012, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

On January 1, 2011, Old National closed on its acquisition of Monroe Bancorp. As of December 31, 2012, acquired loans totaled $335.0 million and there was $0.6 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2012, $5.2 million met the definition of criticized, $5.7 million were considered classified, and $21.3 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of December 31, 2012, acquired loans totaled $417.7 million and there was $26.1 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At December 31, 2012, approximately $366.6 million of loans, net of allowance, and $26.1 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On September 15, 2012, Old National closed on its acquisition of Indiana Community Bancorp (“IBT”). As of December 31, 2012, acquired loans totaled $407.2 million and there was $2.0 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of December 31, 2012, $15.3 million met the definition of criticized, $23.9 million were considered classified, and $57.7 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

ASSET QUALITY

(dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans
Commercial	$36,766	$34,104	$25,488	$24,257	$20,276
Commercial real estate	95,829	66,187	30,416	24,854	32,118
Residential real estate	11,986	10,247	8,719	9,621	5,474
Consumer	5,809	4,790	6,322	8,284	6,173
Covered loans (5)	103,946	182,880	—	—	—

Total nonaccrual loans (6)	254,336	298,208	70,945	67,016	64,041
Renegotiated loans not on nonaccrual			—	—	—
Noncovered loans	9,155	1,325	—	—	—
Covered loans	35	—	—	—	—
Past due loans still accruing (90 days or more):
Commercial	322	358	79	1,754	848
Commercial real estate	236	279	—	72	143
Residential real estate	66	—	—	—	—
Consumer	438	473	493	1,675	1,917
Covered loans (5)	15	2,338	—	—	—

Total past due loans	1,077	3,448	572	3,501	2,908
Other real estate owned	11,179	7,119	5,591	8,149	2,934
Other real estate owned, covered (5)	26,137	30,443	—	—	—

Total under-performing assets	$301,919	$340,543	$77,108	$78,666	$69,883

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$233,445	$204,120	$174,341	$157,063	$180,118
Classified loans, covered (5)	121,977	200,221	—	—	—
Other classified assets (3)	59,202	106,880	105,572	161,160	34,543
Criticized loans	113,264	80,148	84,017	103,512	124,855
Criticized loans, covered (5)	9,344	23,034	—	—	—

Total criticized and classified assets	$537,232	$614,403	$363,930	$421,735	$339,516

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	5.07%	6.28%	1.90%	1.75%	1.35%
Under-performing assets/total loans and foreclosed properties (1)	5.77	7.09	2.06	2.05	1.47
Under-performing assets/total assets	3.16	3.96	1.06	0.98	0.89
Allowance for loan losses/ under-performing assets (4)	18.14	17.05	93.78	88.41	96.00
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	3.31	2.82	1.90	1.75	1.35
Under-performing assets/total loans and foreclosed properties (1)	3.55	3.01	2.06	2.05	1.47
Under-performing assets/total assets	1.80	1.45	1.06	0.98	0.89
Allowance for loan losses/ under-performing assets (4)	28.55	45.74	93.78	88.41	96.00

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 6 pooled trust preferred securities, 6 non-agency mortgage-backed securities and 4 corporate securities at December 31, 2012.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At December 31, 2012, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $156.8 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans decreased $43.9 million from December 31, 2011 to December 31, 2012 primarily as a result of a decrease in our covered nonaccrual loans. Included in nonaccrual loans at December 31, 2012 is $57.7 million related to the loans acquired from Indiana Community Bancorp.

Interest income of approximately $6.0 million and $8.1 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2012 and 2011, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. Excluding purchased credit impaired loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.7 million and $1.8 million in 2012 and 2011, respectively. Approximately $243.0 million, or 95.5%, of nonaccrual loans were less than thirty days delinquent at December 31, 2012. We had $22.1 million of renegotiated loans which are included in nonaccrual loans at December 31, 2012 and $11.7 million of renegotiated loans which were included in nonaccrual loans at December 31, 2011.

Criticized and classified assets decreased $77.2 million from December 31, 2011 to December 31, 2012, primarily as a result of decreases in covered criticized and classified assets and other classified assets. Included in criticized and classified assets at December 31 2012 is $96.9 million related to the loans acquired from Indiana Community Bancorp. Other classified assets include investment securities that fell below investment grade rating.

Other real estate owned (“OREO”) decreased $0.2 million from December 31, 2011 to December 31, 2012. Included in other real estate owned at December 31, 2012 is $2.0 million related to the Indiana Community Bancorp acquisition.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the twelve months ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

For commercial and industrial troubled debt restructurings, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed fair value. To determine the fair value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

For consumer and residential troubled debt restructurings, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original effective interest rate of the loan as a discount rate.

At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructurings at December 31, 2012 were included with nonaccrual loans. As of December 31, 2012, Old National has allocated specific reserves of $3.7 million to commercial loans and $0.8 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans, totaling $13.0 million. Approximately $11.7 million of the troubled debt restructurings at December 31, 2011 were included with nonaccrual loans. As of December 31, 2011, Old National has allocated specific reserves of $1.3 million to commercial loans and $0.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the twelve months ended December 31, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

The activity in our allowance for loan losses is as follows:

ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2012	2011	2010	2009	2008
Balance, January 1	$58,060	$72,309	$69,548	$67,087	$56,463
Loans charged-off:
Commercial	7,636	10,300	11,967	36,682	12,402
Commercial real estate	4,386	12,319	10,196	21,886	21,991
Residential real estate	2,204	1,945	2,296	1,315	1,442
Consumer credit	8,094	10,335	16,848	18,156	15,385
Write-downs on loans transferred to held for sale	—	—	—	572	—

Total charge-offs	22,320	34,899	41,307	78,611	51,220

Recoveries on charged-off loans:
Commercial	5,166	4,330	5,060	4,865	2,689
Commercial real estate	5,104	2,302	2,041	7,458	2,570
Residential real estate	464	319	172	135	272
Consumer credit	3,259	6,226	6,014	5,334	4,849

Total recoveries	13,993	13,177	13,287	17,792	10,380

Net charge-offs	8,327	21,722	28,020	60,819	40,840
Provision charged to expense	5,030	7,473	30,781	63,280	51,464

Balance, December 31	$54,763	$58,060	$72,309	$69,548	$67,087

Average loans for the year (1)	$4,857,522	$4,440,467	$3,722,861	$4,330,247	$4,695,950

Asset Quality Ratios:
Allowance/year-end loans (1)	1.05%	1.22%	1.93%	1.81%	1.41%
Allowance/average loans (1)	1.13	1.31	1.94	1.61	1.43
Net charge-offs/average loans (2)	0.17	0.49	0.75	1.40	0.87

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

In conjunction with the significant decrease in impaired assets during since 2011, the allowance for loan losses declined $3.3 million, or 5.7%, from December 31, 2011 to December 31, 2012. The lower allowance for loan losses and provision expense were attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased.

Net charge-offs totaled $8.3 million in 2012 and $21.7 million in 2011. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs to average loans declined to 0.17% for 2012 compared to 0.49% for 2011. The allowance to average loans, which ranged from 1.13% to 1.94% for the last five years, was 1.13% at December 31, 2012. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through December 31, 2012, $4.3 million and $5.7 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5 (Accounting for Contingencies), FAS 114 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$3,987,266	$49,432	$117,095	$405	$254,833	$672,377	$23,725	$91,461
Remaining purchase discount	—	—	9,392	—	135,063	29,684	11,813	38,128

Allowance, January 1, 2012	43,920	11,027	—	—	943	325	167	1,678
Charge-offs	(8,681)	(6,942)	(1,952)		1,007	(1,130)	(2,126)	(2,496)
Recoveries	6,041	6,215	132		(412)	544	836	637
Provision expense	(4,880)	(1,930)	1,820		4,178	312	1,045	4,485

Allowance, December 31, 2012	$36,400	$8,370	$—	$—	$5,716	$51	($78)	$4,304

We also maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $4.0 million reserve for unfunded loan commitments at December 31, 2012 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.8 million at December 31, 2011. The lower reserve is the result of improved loss rates.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS

AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS

	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$14,642	25.7%	$19,959	25.5%	$26,204	32.3%	$26,869	33.6%	$29,254	39.9%
Commercial real estate	26,391	24.2	26,862	22.4	32,654	25.2	27,138	27.7	22,362	24.2
Residential real estate	3,677	25.5	3,516	20.9	2,309	17.8	1,688	10.5	2,067	10.4
Consumer credit	4,337	17.4	6,780	18.1	11,142	24.7	13,853	28.2	13,404	25.5
Covered loans	5,716	7.2	943	13.1	—	—	—	—	—	—

Total	$54,763	100.0%	$58,060	100.0%	$72,309	100.0%	$69,548	100.0%	$67,087	100.0%

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

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, December 31, 2012
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.31%	3.51%	3.84%	3.39%	3.50%	3.86%	4.84%	5.61%	5.80%
+ 2.00%	2.31%	2.51%	2.84%	2.39%	2.50%	2.86%	3.84%	4.61%	4.80%
+ 1.00%	1.31%	1.51%	1.84%	1.39%	1.50%	1.86%	2.84%	3.61%	3.80%
Yield Curve at 12/31	0.31%	0.51%	0.84%	0.39%	0.50%	0.86%	1.84%	2.61%	2.80%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.31%	1.51%	1.84%	1.39%	0.50%	0.86%	1.84%	2.61%	2.80%
Long end	0.31%	0.51%	0.84%	0.39%	0.50%	0.86%	0.84%	1.61%	1.80%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	0.50%	0.86%	1.84%	2.61%	2.80%
Long end	0.31%	0.51%	0.84%	0.39%	0.50%	0.86%	2.84%	3.61%	3.80%

A key element in the measurement and modeling of interest rate risk are the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. We assume this deposit base is comprised of both core and more volatile balances and consists of both non-interest bearing and interest bearing accounts. Core deposit balances are assumed to be less interest rate sensitive and provide longer term funding. Volatile balances are assumed to be more interest rate sensitive and shorter in term. As part of our semi-static balance sheet modeling, we assume interest rates paid on the volatile deposits move in conjunction with changes in interest rates, in order to retain these deposits. This may include current non-interest bearing accounts.

Results of our simulation modeling project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenarios at December 31st.

	Changes in Net Interest Income One Year Horizon
	12/31/2012			12/31/2011
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	243,859	(18,361)	-7.00%	244,698	(10,636)	-4.17%
+ 2.00%	252,653	(9,567)	-3.65%	250,677	(4,657)	-1.82%
+ 1.00%	261,770	(451)	-0.17%	256,623	1,288	0.50%
Yield Curve at 12/31	262,220	—	0.00%	255,335	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	256,099	(6,121)	-2.33%	NA	NA	NA
Long end	258,273	(3,947)	-1.51%	NA	NA	NA
100 bp steepening of curve
Short end	260,493	(1,727)	-0.66%	NA	NA	NA
Long end	265,748	3,528	1.35%	NA	NA	NA

	Changes in Net Interest Income Two Year Cumulative Horizon
	12/31/2012			12/31/2011
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	502,180	(15,156)	-2.93%	498,109	(4,365)	-0.87%
+ 2.00%	516,920	(416)	-0.08%	507,800	5,326	1.06%
+ 1.00%	527,570	10,234	1.98%	513,313	10,839	2.16%
Yield Curve at 12/31	517,336	—	0.00%	502,474	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	510,702	(6,634)	-1.28%	NA	NA	NA
Long end	504,763	(12,573)	-2.43%	NA	NA	NA
100 bp steepening of curve
Short end	512,084	(5,252)	-1.02%	NA	NA	NA
Long end	528,747	11,411	2.21%	NA	NA	NA

At December 31, 2012, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will decrease our net interest income by $0.5 million (-0.17%) over a one year horizon compared to our base case scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $9.6 million (-3.65%), and $18.4 million (-7.00%) respectively. Over a two-year horizon, the model reflects increases in net interest income of $10.2 million (1.98%) over base case, for the up 1.00%. For the up 2.00% scenario, net interest income decreases by $.4 million (-0.08%) and, in an up 3.00% scenario, net interest income decreases $15.2 million (-2.93%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

In addition to reporting our interest rate sensitivity assuming an instantaneous shift in rates of 1.00%, 2.00% and 3.00% across the interest rate curve, we are now including four new modeling scenarios; short-end flattening, long-end flattening, short-end steepening, and long-end steepening. The shape of the yield curve can have a significant impact on our net interest income as the above table illustrates. A long-end flattening of the yield curve means that rates on the short-end of the curve remain stationary while long-end rates decline by 1.00%. Our modeling projects in this scenario that our net interest income would decline by $12.6 million (-2.43%) over a two year horizon. This is caused by longer term assets re-pricing at lower rates, while pricing on deposits, which are more closely tied to short-term rates, remains static. By contrast, in a long-end steepening scenario, short-term rates remain constant while rates on the long-end increase by 1.00%. In this scenario, our net interest income is projected to increase by $11.4 million (2.21%) over a two year horizon, since assets re-price at higher rates while rates on our deposits remain constant.

From December 31, 2011 to December 31, 2012, there were significant changes to the size and mix of the balance sheet, some of which were due to the acquisition of Indiana Community Bank on September 15, 2012. During this time, investments increased by $354.8 million and net loans increased by $432.7 million, including a $329.2 million increase in residential real estate loans. Also during this time, deposits increased by $667.4 million, including an increase of $279.2 million in non-interest bearing checking, $258.6 million in NOW, and $299.0 million in savings. On November 15, 2012, two Federal Home Loan Bank advances totaling $50 million were terminated together with the accompanying pay-floating, receive-fixed interest rate swaps.

Old National also has longer term interest rate risk exposure, which may not be appropriately measured by Net Interest Income at Risk modeling. We use Economic Value of Equity (EVE) sensitivity analysis to evaluate the impact of long term cash flows on earnings and capital. EVE modeling involves discounting present values of all cash flows under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. The amount of base case economic value and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet. EVE simulation results are shown below, relative to base case.

	Economic Value of Equity
	12/31/2012			12/31/2011
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+3.00%	722	52	7.84%	709	20	2.86%
+2.00%	762	92	13.81%	727	38	5.49%
+1.00%	774	105	15.62%	751	62	8.93%
Yield Curve at 12/31	669	—	0.00%	689	—	0.00%
-1.00%	NA	NA	NA	NA	NA	NA

At December 31, 2012, Old National’s Economic Value of Equity (“EVE”) scenarios indicated a positive change to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. These changes in EVE modeling results were driven primarily by in the mix of the balance sheet noted above, specifically the large increase in demand and savings deposits. The value of these deposits (which are carried as liabilities) are assumed to decrease in value to a greater degree than our less rate sensitive assets on our balance sheet, under rising rate scenarios. Modeling results at December 31, 2012, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $6.5 million at December 31, 2012, compared to an estimated fair value gain of $7.1 million at December 31, 2011. In addition, the notional amount of derivatives decreased by $99.9 million from December 31, 2011. Cash flow hedges of $100 million matured in February 2012, and $50 million of fair value hedges were terminated in November 2012. See Note 18 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for December 31, 2012.

Time Deposit Maturity Schedule December 31, 2012 Maturity Bucket	Amount (000s)	Rate
Q1 2013	197,287	0.83%
Q2 2013	162,500	0.73%
Q3 2013	266,290	2.44%
Q4 2013	132,220	1.34%
2014	225,010	1.38%
2015	133,587	2.13%
2016	114,889	3.70%
2017	23,299	1.16%
2018 and beyond	26,199	2.34%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•

Fitch Rating Service affirmed and withdrew its long-term and short-term ratings for both Old National Bancorp and Old National Bank on January 18, 2013, citing that ONB’s ratings are no longer relevant to Fitch’s rating coverage.

•	Dominion Bond Rating Services has confirmed a stable outlook as of October 12, 2012.

•

Moody’s Investor Service downgraded Old National Bank’s Long Term Rating from A1 to A2 and changed its outlook from Negative to Stable on November 1, 2011. Old National Bank’s Short Term Rating was unchanged.

The senior debt ratings of Old National and Old National Bank at December 31, 2012, are shown in the following table.

SENIOR DEBT RATINGS

	Moody’s Investor Service		Fitch, Inc.		Dominion Bond Rating Svc.
	Long	Short	Long	Short	Long		Short
	term	term	term	term	term		term
Old National Bancorp	N/A	N/A	BBB	F2	BBB	(high)	R-2	(high)
Old National Bank	A2	P-1	BBB+	F2	A	(low)	R-1	(low)

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of December 31, 2012, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$39,262	$179,014
Unencumbered government-issued debt securities	—	1,322,456
Unencumbered investment grade municipal securities	—	536,873
Unencumbered corporate securities	—	126,302
Unencumbered other securities	—	3,860
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	686,448
Amount available from Federal Home Loan Bank Indianapolis*	—	684,844
Amount available under other credit facilities	—	—

Total available funds	$39,262	$3,539,797

*	Based on collateral pledged

The Parent Company (Old National) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At December 31, 2012, the Parent Company’s other borrowings outstanding were $28.0 million, a net decrease of $1.0 million from December 31, 2011. This decrease was the result of the Parent Company calling $13.0 million of subordinated debt and $3.0 million of trust preferred securities on June 30, 2012, while adding $15.0 million of Indiana Community Bancorp’s trust preferred securities on September 15, 2012.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009 Old National received a $40 million dividend from the Bank Subsidiary to repurchase the $100 million of non-voting preferred shares from the Treasury. In order to pay this special dividend, Old National Bank was required to seek approval from its regulatory authority. Such approval was also obtained for the payment of dividends during 2010 and 2011. Prior regulatory approval to pay dividends was not required in 2012 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.253 billion and standby letters of credit of $63.4 million at December 31, 2012. At December 31, 2012, approximately $1.203 billion of the loan commitments had fixed rates and $50 million had floating rates, with the fixed interest rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at December 31, 2012.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2012. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
(dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity		$5,997,672	$—	$—	$—	$5,997,672
IRAs, consumer and brokered certificates of deposit	9	758,297	358,597	138,188	26,199	1,281,281
Short-term borrowings	10	589,815	—	—	—	589,815
Other borrowings	11	25,362	109,257	21,876	80,998	237,493
Fixed interest payments (a)		7,366	10,638	7,045	22,453	47,502
Operating leases	19	31,854	59,712	57,300	243,972	392,838
Other long-term liabilities (b)		13,900	—	—	—	13,900

(a)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 1.24% to 8.34%. All of our other long-term debt is at Libor based variable rates at December 31, 2012. The projected variable interest assumes no increase in Libor rates from December 31, 2012.
(b)	Old National assumed Indiana Bank and Trust’s Pentegra Defined Benefit Plan for Financial Institutions. Old National has given notice to withdraw from the plan and has recorded an $13.4 million termination liability. Remainder is amount expected to be contributed to Old National pension plans in 2013. Amounts for 2014 and beyond are unknown at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at December 31, 2012, resulted in a range for allowance for loan losses of $12.0 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $0.1 million and an increase of $7.8 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 50 of this Form 10-K is incorporated herein by reference in response to this item.

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

Old National’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 as stated in their report which follows.

Crowe Horwath LLP Independent Member Crowe Horwath International

Board of Directors and Shareholders

Old National Bancorp

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

            Crowe Horwath LLP

Louisville, Kentucky

February 25, 2013

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2012	2011
Assets
Cash and due from banks	$218,276	$191,626
Money market and other interest-earning investments	45,784	31,246

Total cash and cash equivalents	264,060	222,872
Trading securities—at fair value	3,097	2,816
Securities—available-for-sale, at fair value	2,500,784	2,071,276
Securities—held-to-maturity, at amortized cost (fair value $433,201 and $507,699 respectively)	402,828	484,590
Federal Home Loan Bank stock, at cost	37,927	30,835
Residential loans held for sale, at fair value	12,591	4,528
Loans, net of unearned income	4,824,261	4,140,843
Covered loans, net of discount	372,333	626,360

Total loans	5,196,594	4,767,203
Allowance for loan losses	(49,047)	(57,117)
Allowance for loan losses—covered loans	(5,716)	(943)

Net loans	5,141,831	4,709,143

FDIC indemnification asset	115,738	167,714
Premises and equipment, net	89,868	71,870
Accrued interest receivable	46,979	44,801
Goodwill	338,820	253,177
Other intangible assets	29,220	33,624
Company-owned life insurance	270,629	248,693
Other real estate owned and repossessed personal property	11,179	7,119
Other real estate owned—covered	26,137	30,443
Assets held for sale	15,047	16,861
Other assets	236,888	209,321

Total assets	$9,543,623	$8,609,683

Liabilities
Deposits:
Noninterest-bearing demand	$2,007,770	$1,728,546
Interest-bearing:
NOW	1,827,665	1,569,084
Savings	1,869,377	1,570,422
Money market	292,860	295,847
Time	1,281,281	1,447,664

Total deposits	7,278,953	6,611,563

Short-term borrowings	589,815	424,849
Other borrowings	237,493	290,774
Accrued expenses and other liabilities	242,797	248,941

Total liabilities	8,349,058	7,576,127

Commitments and contingencies (Note 19)
Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 101,179 and 94,654 shares issued and outstanding, respectively	101,179	94,654
Capital surplus	916,918	834,033
Retained earnings	146,667	89,865
Accumulated other comprehensive income (loss), net of tax	29,801	15,004

Total shareholders’ equity	1,194,565	1,033,556

Total liabilities and shareholders’ equity	$9,543,623	$8,609,683

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2012	2011	2010
Interest Income
Loans including fees:
Taxable	$257,176	$228,480	$175,607
Nontaxable	8,858	9,419	9,631
Investment securities, available-for-sale:
Taxable	44,059	51,682	71,057
Nontaxable	15,722	13,571	16,294
Investment securities, held-to-maturity, taxable	18,830	23,079	23,828
Money market and other interest-earning investments	54	362	431

Total interest income	344,699	326,593	296,848

Interest Expense
Deposits	27,042	35,911	48,608
Short-term borrowings	539	550	662
Other borrowings	8,361	17,259	29,162

Total interest expense	35,942	53,720	78,432

Net interest income	308,757	272,873	218,416
Provision for loan losses	5,030	7,473	30,781

Net interest income after provision for loan losses	303,727	265,400	187,635

Noninterest Income
Wealth management fees	21,549	20,460	16,120
Service charges on deposit accounts	51,483	51,862	50,018
ATM fees	24,006	25,199	22,967
Mortgage banking revenue	3,742	3,250	2,230
Insurance premiums and commissions	37,103	36,957	36,463
Investment product fees	12,714	11,068	9,192
Company-owned life insurance	6,452	5,322	4,052
Net securities gains	15,052	8,691	17,124
Total other-than-temporary impairment losses	(1,414)	(3,252)	(5,060)
Loss recognized in other comprehensive income	—	1,843	1,133

Impairment losses recognized in earnings	(1,414)	(1,409)	(3,927)
Gain on derivatives	820	974	1,492
Gain on sale leaseback transactions	6,423	7,864	6,452
Change in FDIC indemnification asset	(3,375)	426	—
Other income	15,261	12,219	7,967

Total noninterest income	189,816	182,883	170,150

Noninterest Expense
Salaries and employee benefits	193,874	189,539	170,601
Occupancy	50,929	51,054	46,410
Equipment	11,744	11,720	10,641
Marketing	7,451	5,990	5,720
Data processing	22,014	22,971	21,409
Communication	10,939	10,406	9,803
Professional fees	12,030	14,959	8,253
Loan expense	7,037	4,734	3,936
Supplies	2,719	3,762	2,935
Loss on extinguishment of debt	1,949	789	6,107
FDIC assessment	5,991	7,523	8,370
Other real estate owned expense	17,136	1,992	2,613
Amortization of intangibles	7,941	8,829	6,130
Other expense	14,004	14,253	11,377

Total noninterest expense	365,758	348,521	314,305

Income before income taxes	127,785	99,762	43,480
Income tax expense	36,110	27,302	5,266

Net income	$91,675	$72,460	$38,214

Net income per common share:
Basic earnings per share	$0.95	$0.76	$0.44
Diluted earnings per share	0.95	0.76	0.44

Weighted average number of common shares outstanding
Basic	96,440	94,467	86,785
Diluted	96,833	94,772	86,928

Dividends per common share	$0.36	$0.28	$0.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Net income	$91,675	$72,460	$38,214
Other comprehensive income

Change in securities available-for-sale:
Unrealized holding gains for the period	37,178	43,221	43,078
Reclassification for securities transferred to held-to-maturity	—	—	(9,371)
Reclassification adjustment for securities gains realized in income	(15,052)	(8,691)	(17,124)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	—	(1,843)	(1,133)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	1,414	1,409	3,927
Income tax effect	(9,099)	(13,273)	(7,876)

Unrealized gains on available-for-sale securities	14,441	20,823	11,501

Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	(1,588)	—	—
Adjustment for securities transferred from available-for-sale	—	—	9,371
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	(870)	(1,535)	(1,284)
Income tax effect	982	613	(3,232)

Changes from securities held-to-maturity	(1,476)	(922)	4,855
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(240)	(1,387)	807
Reclassification adjustment on cash flow hedges	—	216	288
Income tax effect	96	470	(436)

Changes from cash flow hedges	(144)	(701)	659

Defined benefit pension plans:
Net loss, settlement cost and amortization of net (gain) loss recognized in income	3,294	(4,878)	3,469
Income tax effect	(1,318)	1,951	(1,387)

Changes from defined benefit pension plans	1,976	(2,927)	2,082

Other comprehensive income, net of tax	14,797	16,273	19,097

Comprehensive income	$106,472	$88,733	$57,311

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(dollars and shares in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, January 1, 2010	$87,182	$746,775	$30,235	$(20,366)	$843,826
Comprehensive income
Net income	—	—	38,214	—	38,214
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	11,501	11,501
Transferred securitites, net of tax	—	—	—	4,855	4,855
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	659	659
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	2,082	2,082
Dividends—common stock	—	—	(24,361)	—	(24,361)
Common stock issued	19	178	—	—	197
Common stock repurchased	(41)	(664)	—	—	(705)
Stock based compensation expense	—	2,369	—	—	2,369
Stock activity under incentive comp plans	23	215	(70)	—	168

Balance, December 31, 2010	87,183	748,873	44,018	(1,269)	878,805
Comprehensive income
Net income	—	—	72,460	—	72,460
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	20,823	20,823
Transferred securitites, net of tax	—	—	—	(922)	(922)
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	(701)	(701)
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	(2,927)	(2,927)
Acquisition—Monroe Bancorp	7,575	82,495			90,070
Dividends—common stock	—	—	(26,513)	—	(26,513)
Common stock issued	22	200	—	—	222
Common stock repurchased	(145)	(1,381)	—	—	(1,526)
Stock based compensation expense	—	3,436	—	—	3,436
Stock activity under incentive comp plans	19	410	(100)	—	329

Balance, December 31, 2011	94,654	834,033	89,865	15,004	1,033,556
Comprehensive income
Net income	—	—	91,675	—	91,675
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax	—	—	—	14,441	14,441
Transferred securities, net of tax	—	—	—	(1,476)	(1,476)
Reclassification adjustment on cash flow hedges, net of tax	—	—	—	(144)	(144)
Net loss, settlement cost and amort. of net (gain) loss on defined benefit pension plans, net of tax	—	—	—	1,976	1,976
Acquisition—Indiana Community Bancorp	6,626	81,871	—	—	88,497
Dividends—common stock	—	—	(34,657)	—	(34,657)
Common stock issued	21	233	—	—	254
Common stock repurchased	(326)	(3,664)	—	—	(3,990)
Stock based compensation expense	—	3,317	—	—	3,317
Stock activity under incentive comp plans	204	1,128	(216)	—	1,116

Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$91,675	$72,460	$38,214

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,306	9,674	8,990
Amortization and impairment of other intangible assets	7,941	8,829	6,129
Net premium amortization on investment securities	13,816	12,135	7,590
Change in FDIC indemnification asset	3,375	426	—
Stock compensation expense	3,317	3,436	2,369
Provision for loan losses	5,030	7,473	30,781
Net securities gains	(15,052)	(8,691)	(17,124)
Impairment on available-for-sale securities	1,414	1,409	3,927
Gain on sale leasebacks	(6,423)	(7,864)	(6,452)
Gain on derivatives	(820)	(974)	(1,492)
Net gains on sales and write-downs of loans and other assets	(1,547)	(2,677)	(1,410)
Loss on retirement of debt	1,949	789	6,107
Increase in cash surrender value of company-owned life insurance	(6,103)	(5,295)	(1,540)
Residential real estate loans originated for sale	(86,665)	(84,303)	(57,523)
Proceeds from sale of residential real estate loans	83,912	93,757	72,773
(Increase) decrease in interest receivable	(13)	4,725	6,369
Decrease in other real estate owned	6,356	11,156	2,215
Decrease in other assets	15,452	14,345	14,582
Increase (decrease) in accrued expenses and other liabilities	(14,630)	12,276	(17,995)

Total adjustments	22,615	70,626	58,296

Net cash flows provided by operating activities	114,290	143,086	96,510

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks	78,540	398,558	—
Payments related to branch divestiture	—	(106,392)	—
Purchase of trust assets	—	(1,301)	—
Net cash paid in FDIC-assisted transaction	—	(151,264)	—
Purchases of investment securities available-for-sale	(1,031,124)	(550,934)	(1,106,040)
Purchases of investment securities held-to-maturity	—	—	(255,828)
Purchase of loans	—	—	(7,660)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	591,735	521,553	1,046,431
Proceeds from sale of trading securities	—	1,078	—
Proceeds from sales of investment securities available-for-sale	227,566	545,995	481,471
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	31,507	154,675	150,837
Proceeds from redemption of FHLB stock	—	18,622	4,153
Proceeds from sale of loans and leases	2,355	5,364	3,627
Reimbursement under FDIC loss share agreements	48,223	660	—
Net principal collected from (loans made to) loan customers	54,720	180,358	123,308
Proceeds from sale of premises and equipment and other assets	3,498	487	3,729
Purchases of premises and equipment and other assets	(18,712)	(11,486)	(7,460)

Net cash flows provided by (used in) investing activities	(11,692)	1,005,973	436,568

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(117,663)	(841,885)	(440,563)
Short-term borrowings	164,965	56,434	(32,912)
Payments for maturities on other borrowings	(3,087)	(153,383)	(75,821)
Proceeds from issuance of other borrowings	—	—	75,000
Payments related to retirement of debt	(67,949)	(211,228)	(279,649)
Cash dividends paid on common stock	(34,657)	(26,513)	(24,361)
Common stock repurchased	(3,990)	(1,526)	(705)
Proceeds from exercise of stock options, including tax benefit	717	140	12
Common stock issued	254	222	197

Net cash flows used in financing activities	(61,410)	(1,177,739)	(778,802)

Net increase (decrease) in cash and cash equivalents	41,188	(28,680)	(245,724)
Cash and cash equivalents at beginning of period	222,872	251,552	497,276

Cash and cash equivalents at end of period	$264,060	$222,872	$251,552

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

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012, 2011 and 2010.

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

Other-Than-Temporary- Impairment – Management evaluates securities for other-than-temporary-impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of the Company to sell a security, and (5) whether it is more likely than not the Company will have to sell the security before recovery of its cost basis. If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily-impaired, but the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 3 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

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

COMPANY OWNED LIFE INSURANCE

Old National has purchased life insurance policies on certain key executives. The Company records company owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2012 and 2011 was $270.6 million and $248.7 million, respectively.

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

Old National formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) or management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

FORECLOSED ASSETS

Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. The amount of foreclosed assets at December 31, 2012 and 2011 was $37.3 million and $37.6 million, respectively. Included in foreclosed assets at December 31, 2012 and 2011 is approximately $26.1 million and $30.4 million, respectively, of covered other real estate owned from the Integra Bank acquisition (see discussion below regarding covered assets).

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

COVERED ASSETS, LOSS SHARE AGREEMENT AND INDEMNIFICATION ASSET

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the loss sharing agreements, the FDIC will reimburse Old National for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Because the FDIC will reimburse the Company for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The carrying value of the indemnification asset at December 31, 2012 and 2011 was $115.7 million and $167.7 million, respectively. In October 2012, the FASB issued ASU No. 2012-06, which provides guidance for when there is a change in the cash flows expected to be collected on an indemnification asset. This update is consistent with the Company’s current accounting treatment of changes in expected cash flows and the indemnification asset.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income (“AOCI”) for the years ended December 31, 2012 and 2011:

	AOCI at	Other	AOCI at	Other	AOCI at
	December 31,	Comprehensive	December 31,	Comprehensive	December 31,
	2010	Income	2011	Income	2012
Unrealized gains (losses) on available-for-sale securities	$31,962	$21,949	$53,911	$(11,094)	$42,817
Unrealized losses on securities for which other- than-temporary-impairment has been recognized	(28,173)	(1,126)	(29,299)	25,535	(3,764)
Unrealized gains (losses) on held-to-maturity securities	5,667	(922)	4,745	(1,476)	3,269
Unrecognized gain (loss) on cash flow hedges	846	(701)	145	(144)	1
Defined benefit pension plans	(11,571)	(2,927)	(14,498)	1,976	(12,522)

Accumulated other comprehensive income (loss)	$(1,269)	$16,273	$15,004	$14,797	$29,801

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each year. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock.

The following table reconciles basic and diluted net income per share for the years ended December 31.

EARNINGS PER SHARE RECONCILIATION

(dollars and shares in thousands, except per share data)	2012	2011	2010
Basic Earnings Per Share
Net income	$91,675	$72,460	$38,214
Weighted average common shares outstanding	96,440	94,467	86,785
Basic Earnings Per Share	$0.95	$0.76	$0.44

Diluted Earnings Per Share
Net income	$91,675	$72,460	$38,214
Weighted average common shares outstanding	96,440	94,467	86,785
Effect of dilutive securities:
Restricted stock (1)	379	285	132
Stock options (2)	14	20	11

Weighted average shares outstanding	96,833	94,772	86,928
Diluted Earnings Per Share	$0.95	$0.76	$0.44

(1)	6, 6 and 56 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at December 31, 2012, 2011 and 2010, respectively, because the effect would be antidilutive.
(2)	Options to purchase 3,284 shares, 4,606 shares and 5,995 shares outstanding at December 31, 2012, 2011, and 2010, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average maket price of the common shares and, therefore, the effect would be antidilutive.

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

STATEMENT OF CASH FLOWS DATA

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2012, 2011 and 2010 for interest was $38.4 million, $59.5 million and $83.3 million, respectively. Cash paid for income tax, net of refunds, was a payment of $24.2 million during 2012, a payment of $4.6 million during 2011 and a net refund of $2.0 million during 2010, respectively. Other noncash transactions include loans transferred to loans held for sale of $1.7 million in 2012, $5.4 million in 2011 and $3.2 million in 2010, leases transferred from held for sale of $51.4 million in 2010, transfers of securities from the held-to-maturity portfolio to the available-for-sale portfolio of $46.1 million in 2012 and transfers of securities from the available-for-sale portfolio to the held-to-maturity portfolio of $143.8 million in 2010. Approximately 6.6 million shares of common stock, valued at approximately $88.5 million, were issued in the acquisition of Indiana Community Bancorp on September 15, 2012. Approximately 7.6 million shares of common stock, valued at approximately $90.1 million, were issued in the acquisition of Monroe Bancorp on January 1, 2011.

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

FASB ASC 360 – In December 2011, the FASB issued an update (ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification) impacting FASB ASC 360-20, Property, Plant, and Equipment – Real Estate Sales. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse debt. This update became effective for the Company for interim and annual reporting periods beginning on or after June 15, 2012 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 220 – In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update becomes effective for interim and annual periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY

Indiana Community Bancorp

On September 15, 2012, Old National acquired 100 % of Indiana Community Bancorp (“IBT”) in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. The acquisition increases Old National’s position as the third largest branch network in Indiana and allows Old National to enter into the vibrant, growing region of south central Indiana in a rapid and cost effective manner. We also believe there are opportunities to enhance income and improve efficiencies. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National Bancorp stock valued at approximately $88.5 million.

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

Cash and cash equivalents	$78,540
Investment securities—available for sale	147,710
Federal Home Loan Bank stock, at cost	7,092
Loans	497,434
Premises and equipment	13,465
Accrued interest receivable	2,165
Other real estate owned	6,111
Company-owned life insurance	15,833
Other assets	49,298
Deposits	(784,589)
Other borrowings	(15,464)
Accrued expenses and other liabilities	(17,765)

Net tangible assets acquired	(170)
Definite-lived intangible assets acquired	3,024
Goodwill	85,643

Purchase price	$88,497

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. During the fourth quarter of 2012, adjustments were made in the purchase price allocation that affected the amounts allocated to loans, other real estate owned, other assets, accrued expenses and other liabilities and goodwill.

Of the total purchase price, $0.2 million has been allocated to net tangible liabilities acquired and $3.0 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 23 of these consolidated financial statement footnotes.

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

Under the acquisition method of accounting, the total estimated purchase price is allocated to Integra’s net tangible and intangible assets based on their current estimated fair values on the date of acquisition. The purchase price of $170.8 million was allocated as follows (in thousands):

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

Divestitures

On August 16, 2012, Old National announced plans to sell the deposits of nine banking centers located in southern Illinois and western Kentucky. As such, these deposits are considered held for sale as of December 31, 2012. The deposits totaled approximately $150.0 million at December 31, 2012. Old National also announced plans to consolidate 19 banking centers into existing branch locations. The consolidations occurred during the fourth quarter of 2012 and the pending sales will close during the first quarter of 2013. The Company expects to record a gain of approximately $1.4 million on the sales.

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

Trust Business of Integra Bank

On June 1, 2011, Old National Bancorp’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra Bank, N.A. in a transaction unrelated to the previously noted FDIC transaction. As of the closing, the trust business had approximately $328 million in assets under management. This transaction brought the total assets under management by Old National’s Wealth Management division to approximately $4.4 billion. Old National paid Integra $1.3 million in an all cash transaction and recorded acquisition-related costs of $126 thousand. Old National recorded $1.3 million of customer relationship intangible assets which will be amortized on an accelerated basis over 12 years and is included in the “Other” segment, as described in Note 23 of the consolidated financial statement footnotes.

Monroe Bancorp

On January 1, 2011, Old National acquired 100 % of Monroe Bancorp (“Monroe”) in an all stock transaction. Monroe was headquartered in Bloomington, Indiana and had 15 banking centers. The acquisition increases Old National’s market position to number one in Bloomington and strengthens its position as the third largest branch network in Indiana. Pursuant to the merger agreement, the shareholders of Monroe received approximately 7.6 million shares of Old National Bancorp stock valued at approximately $90.1 million.

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

Subsequent Event

On January 9, 2013 Old National announced that it had entered into a purchase and assumption agreement to acquire 24 bank branches of Bank of America. Four of the branches are located in northern Indiana and 20 branches are located in southwest Michigan. Deposit and loan balances to be included in the transaction were $778.8 million and $7.7 million, respectively, as of August 2012. The Company will pay a deposit premium of 2.94%. The acquisition will double Old National’s presence in the South Bend/Elkhart area and provide a logical market extension into southwest Michigan. The transaction is expected to close in the third quarter of 2013 subject to approval by federal and state regulatory authorities.

NOTE 3—INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2012
Available-for-Sale
U.S. Treasury	$11,437	$404	$—	$11,841
U.S. Government-sponsored entities and agencies	515,469	2,794	(938)	517,325
Mortgage-backed securities—Agency	1,130,991	33,244	(447)	1,163,788
Mortgage-backed securities—Non-agency	29,359	1,175	(338)	30,196
States and political subdivisions	542,559	35,805	(1,040)	577,324
Pooled trust prefered securities	24,884	—	(15,525)	9,359
Other securities	182,070	10,473	(1,592)	190,951

Total available-for-sale securities	$2,436,769	$83,895	$(19,880)	$2,500,784

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$173,936	$14,327	$—	$188,263
Mortgage-backed securities—Agency	56,612	2,307	—	58,919
States and political subdivisions	169,282	13,739	—	183,021
Other securities	2,998	—	—	2,998

Total held-to-maturity securities	$402,828	$30,373	$—	$433,201

2011
Available-for-Sale
U.S. Treasury	$65,221	$548	$—	$65,769
U.S. Government-sponsored entities and agencies	171,629	1,621	(65)	173,185
Mortgage-backed securities—Agency	1,153,629	28,687	(61)	1,182,255
Mortgage-backed securities—Non-agency	90,355	418	(4,873)	85,900
States and political subdivisions	376,609	26,428	(193)	402,844
Pooled trust preferred securities	25,461	—	(18,134)	7,327
Other securities	147,897	8,365	(2,266)	153,996

Total available-for-sale securities	$2,030,801	$66,067	$(25,592)	$2,071,276

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$177,159	$11,434	$—	$188,593
Mortgage-backed securities—Agency	84,075	3,305	—	87,380
States and political subdivisions	216,345	8,548	(176)	224,717
Other securities	7,011	—	(2)	7,009

Total held-to-maturity securities	$484,590	$23,287	$(178)	$507,699

Proceeds from sales of investment securities available-for-sale were $227.6 million in 2012, $546.0 million in 2011 and $481.5 million in 2010. In 2012, realized gains were $14.9 million. Included in the realized gains is $0.8 million of gains that resulted from approximately $148.6 million of investment securities which were called by the issuers. Also impacting earnings in 2012 are $165 thousand of gains associated with the trading securities and $1.4 million of other-than-temporary impairment charges related to credit losses on six non-agency mortgage-backed securities and two trust preferred securities, described below. In 2011, realized gains were $9.6 million and losses were $1.1 million. Included in the realized gains is $0.9 million of gains that resulted from approximately $362.4 million of investment securities which were called by the issuers. Also impacting earnings in 2011 are $21 thousand of gains associated with the trading securities, $158 thousand of gains from mutual funds and $1.4 million of other-than-temporary impairment charges related to credit losses on three non-agency mortgage-backed securities and one trust preferred security, described below. In 2010, realized gains were $21.7 million and losses were $4.6 million. Included in the realized gains is $0.8 million of gains that resulted from approximately $836.1 million of investment securities which were called by the issuers. Also impacting earnings in 2010 are $3.9 million of other-than-temporary impairment charges related to credit losses on three pooled trust preferred securities and ten non-agency mortgage-backed securities, described below. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $834 million in 2012 and $835 million in 2011.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.1 million at December 31, 2012 and $2.8 million at December 31, 2011.

At December 31, 2012 and 2011, Old National had a concentration of investment securities issued by Indiana and its political subdivisions totaling $273.8 million and $268.4 million, which represented 22.9% and 26.0% of shareholders’ equity, respectively.

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

	2012		Weighted	2011		Weighted
(dollars in thousands) Maturity	Amortized Cost	Fair Value	Average Yield	Amortized Cost	Fair Value	Average Yield
Available-for-sale
Within one year	$30,284	$30,544	3.19%	$79,212	$79,668	1.61%
One to five years	111,294	116,982	3.33	123,174	127,761	3.38
Five to ten years	651,094	665,199	2.48	240,215	252,434	3.86
Beyond ten years	1,644,097	1,688,059	3.17	1,588,200	1,611,413	3.32

Total	$2,436,769	$2,500,784	2.99%	$2,030,801	$2,071,276	3.32%

Held-to-maturity
Within one year	$3,066	$3,066	2.25%	$4,075	$4,073	1.48%
One to five years	2,355	2,427	3.35	4,819	4,861	2.60
Five to ten years	144,701	153,882	2.94	151,395	158,366	2.97
Beyond ten years	252,706	273,826	4.48	324,301	340,399	4.47

Total	$402,828	$433,201	3.90%	$484,590	$507,699	3.96%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$201,151	$(938)	$—	$—	$201,151	$(938)
Mortgage-backed securities—Agency	64,213	(447)	—	—	64,213	(447)
Mortgage-backed securities—Non-agency	—	—	5,696	(338)	5,696	(338)
States and political subdivisions	63,311	(1,040)	—	—	63,311	(1,040)
Pooled trust preferrred securities	—	—	9,359	(15,525)	9,359	(15,525)
Other securities	23,617	(162)	6,658	(1,430)	30,275	(1,592)

Total available-for-sale	$352,292	$(2,587)	$21,713	$(17,293)	$374,005	$(19,880)

2011
Available-for-Sale
U.S. Government-sponsored entities and agencies	$24,935	$(65)	$—	$—	$24,935	$(65)
Mortgage-backed securities—Agency	49,016	(61)	3	—	49,019	(61)
Mortgage-backed securities—Non-agency	10,053	(353)	59,203	(4,520)	69,256	(4,873)
States and political subdivisions	9,281	(114)	1,345	(79)	10,626	(193)
Pooled trust preferrred securities	—	—	7,327	(18,134)	7,327	(18,134)
Other securities	4,516	(141)	6,218	(2,125)	10,734	(2,266)

Total available-for-sale	$97,801	$(734)	$74,096	$(24,858)	$171,897	$(25,592)

Held-to-Maturity
States and political subdivisions	$1,613	$(1)	$13,180	$(175)	$14,793	$(176)
Other securities	22	(2)	—	—	22	(2)

Total held-to-maturity	$1,635	$(3)	$13,180	$(175)	$14,815	$(178)

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

As of December 31, 2012, Old National’s security portfolio consisted of 1,297 securities, 103 of which were in an unrealized loss position. The Company’s non-agency mortgage-backed and pooled trust preferred securities are discussed below. The majority of unrealized losses are related to the Company’s pooled trust preferred securities.

Non-agency Mortgage-backed Securities

At December 31, 2012, the Company’s securities portfolio contained 7 non-agency collateralized mortgage obligations with a fair value of $30.2 million which had net unrealized gains of approximately $0.8 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of December 31, 2012, six of these securities were rated below investment grade with grades ranging from BB to D. One of the six securities is rated BB and has a fair value of $5.0 million, one of the securities is rated CCC and has a fair value of $12.6 million, one of the securities is rated C with a fair value of $0.4 million and three of the securities are rated D with a fair value of $9.0 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.9 million of credit losses on six of these securities for the twelve months ended December 31, 2012. The fair value of these non-agency mortgage-backed securities remaining at December 31, 2012 was $27.1 million.

At December 31, 2011, the Company’s securities portfolio contained 13 non-agency collateralized mortgage obligations with a fair value of $85.9 million which had net unrealized losses of approximately $4.5 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of December 31, 2011, nine of these securities were rated below investment grade with grades ranging from B to D. One of the nine securities was rated B and had a fair value of $13.8 million, two of the securities were rated CCC with a fair value of $24.2 million, four of the securities were rated CC with a fair value of $14.0 million, one of the securities was rated C with a fair value of $17.6 million and one of the securities was rated D with a fair value of $3.6 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.5 million of credit losses on three of these securities for the twelve months ended December 31, 2011. The fair value of these non-agency mortgage-backed securities remaining at December 31, 2011 was $73.2 million. Due to stabilization in the investment markets, the Company was able to sell six of these securities during 2012 for a small gain.

Pooled Trust Preferred Securities

At December 31, 2012, the Company’s securities portfolio contained six pooled trust preferred securities with a fair value of $9.4 million and unrealized losses of $15.5 million. Four of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $3.9 million with unrealized losses of $6.7 million at December 31, 2012. These securities were rated A2 and A3 at inception, but at December 31, 2012, one security was rated CC, two securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2012, our model indicated other-than-temporary-impairment losses on two securities of $476 thousand, all of which was recorded as a credit loss in earnings. During the fourth quarter of 2012 one of these securities was sold. At December 31, 2012, the fair value of the remaining security was $501 thousand and it was classified as available for sale. At December 31, 2012, the Company has no intent to sell any of these securities that are in an unrealized loss position.

Two of our pooled trust preferred securities with a fair value of $5.5 million and unrealized losses of $8.8 million at December 31, 2012 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

At December 31, 2011, the Company’s securities portfolio contained eight pooled trust preferred securities with a fair value of $7.3 million and unrealized losses of $18.1 million. Six of the pooled trust preferred securities in our portfolio fell within the scope of FASB ASC 325-10 (EITF 99-20) and had a fair value of $4.2 million with unrealized losses of $7.0 million at December 31, 2011. These securities were rated A2 and A3 at inception, but at December 31, 2011, four securities were rated C and two securities D. The issuers in these securities were primarily banks, but some of the pools did include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2011, our model indicated other-than-temporary-impairment losses on one security of $0.9 million, all of which was recorded as a credit loss in earnings. At December 31, 2011, the fair value of this security was $9 thousand.

Two of our pooled trust preferred securities with a fair value of $3.1 million and unrealized losses of $11.1 million at December 31, 2011, are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our six pooled trust preferred securities as well as five single issuer trust preferred securities which are included with other securities in this Note 3 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.

As depicted in the table below, all six securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities December 31, 2012 (Dollars in Thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2012	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
MM Community Funding IX	B-2	CC	$2,067	$796	$(1,271)	$—	17/29	31.0%	7.1%	0.0%
Reg Div Funding 2004	B-2	D	4,012	501	(3,511)	165	24/44	42.8%	6.2%	0.0%
Pretsl XII	B-1	C	2,799	1,308	(1,491)	—	46/72	28.3%	8.1%	0.0%
Pretsl XV	B-1	C	1,695	1,256	(439)	—	49/69	30.3%	6.1%	0.0%
Pretsl XXVII LTD	B	CC	4,904	1,110	(3,794)	—	33/48	26.6%	22.3%	29.3%
Trapeza Ser 13A	A2A	B	9,407	4,388	(5,019)	—	43/53	27.7%	17.7%	38.4%

			24,884	9,359	(15,525)	165
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	957	1,002	45	—
First Empire Cap (M&T)		BB+	2,909	3,006	97	—
Fleet Cap Tr V (BOA)		BB	3,366	2,660	(706)	—
JP Morgan Chase Cap XIII		BBB	4,723	3,999	(724)	—
NB-Global		BB	719	760	41	—

			12,674	11,427	(1,247)	—

Total			$37,558	$20,786	$(16,772)	$165

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at December 31, 2012 and the related credit losses recognized in earnings:

		Lowest		Amount of other-than-temporary impairment recognized in earnings
		Credit	Amortized	Twelve Months ended December 31,				Life-to
	Vintage	Rating (1)	Cost	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$11,985	$299	$—	$79	$63	$441
CWALT Ser 73CB	2005	D	2,473	151	—	207	83	441
CWALT Ser 73CB	2005	D	3,561	35	—	427	182	644
CWHL 2006-10 (2)	2006		—	—	—	309	762	1,071
CWHL 2005-20	2005	C	333	—	—	39	72	111
FHASI Ser 4 (2)	2007		—	—	340	629	223	1,192
HALO Ser 1R (2)	2006		—	133	16	—	—	149
RFMSI Ser S9 (2)	2006		—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	3,148	178	165	76	249	668
RALI QS2 (2)	2006		—	—	—	278	739	1,017
RAST A9	2004		—	142	—	—	—	142
RFMSI S1 (2)	2006		—	—	—	30	176	206

			21,500	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003		—	311	888	444	3,517	5,160
MM Community Funding IX	2003	CC	2,067	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,012	165	—	321	5,199	5,685
Pretsl XII	2003	C	2,799	—	—	—	1,897	1,897
Pretsl XV	2004	C	1,695	—	—	—	3,374	3,374
Reg Div Funding (3)	2005		—	—	—	—	3,767	3,767

			10,573	476	888	930	20,366	22,660
Total other-than-temporary- impairment recognized in earnings				$1,414	$1,409	$3,927	$24,795	$31,545

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold.
(3)	Security written down to zero.

NOTE 4 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At December 31, 2012 and 2011, Old National had residential loans held for sale of $12.6 million and $4.5 million, respectively.

During 2012, commercial and commercial real estate loans held for investment of $1.7 million, including $1.5 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $2.4 million, resulting in a charge-off of $0.1 million and a recovery of $0.8 million. At December 31, 2012, there were no loans held for sale under this arrangement.

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

The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2012	2011
Commercial (1)	$1,336,820	$1,216,654
Commercial real estate:
Construction	99,081	46,141
Other	1,156,802	1,021,229
Residential real estate	1,324,703	995,458
Consumer credit:
Heloc	258,114	235,603
Auto	526,085	483,575
Other	122,656	142,183
Covered loans	372,333	626,360

Total loans	5,196,594	4,767,203
Allowance for loan losses	(49,047)	(57,117)
Allowance for loan losses—covered loans	(5,716)	(943)

Net loans	$5,141,831	$4,709,143

(1)	Includes direct finance leases of $57.7 million and $79.6 million at December 31, 2012 and 2011, respectively.

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

Included with commercial real estate are construction loans, which are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from Old National until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2012, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Related Party Loans

In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”).

Activity in related party loans during 2012 is presented in the following table:

(dollars in thousands)	2012
Balance, January 1	$14,568
New loans	4,421
Repayments	(4,854)
Officer and director changes	(160)

Balance, December 31	$13,975

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012

Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(7,636)	(4,386)	(8,094)	(2,204)	—	(22,320)
Recoveries	5,166	5,104	3,259	464	—	13,993
Provision	(2,852)	3,578	3,036	1,268	—	5,030

Ending balance	$14,642	$31,289	$5,155	$3,677	—	$54,763

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011

Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	—	$72,309
Charge-offs	(10,300)	(12,319)	(10,335)	(1,945)	—	(34,899)
Recoveries	4,330	2,302	6,226	319	—	13,177
Provision	(270)	4,356	(79)	3,466	—	7,473

Ending balance	$19,964	$26,993	$6,954	$4,149	—	$58,060

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010

Allowance for loan losses:
Beginning balance	$26,869	$27,138	$13,853	$1,688	—	$69,548
Charge-offs	(11,967)	(10,196)	(16,848)	(2,296)	—	(41,307)
Recoveries	5,060	2,041	6,014	172	—	13,287
Provision	6,242	13,671	8,123	2,745	—	30,781

Ending balance	$26,204	$32,654	$11,142	$2,309	—	$72,309

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at December 31, 2012, and 2011 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$4,702	$2,790	—	—	—	$7,492

Ending balance: collectively evaluated for impairment	$9,900	$14,643	$3,384	$3,637	—	$31,564

Ending balance: loans acquired with deteriorated credit quality	$40	$8,958	$953	$40	—	$9,991

Ending balance: covered loans acquired with deteriorated credit quality	$0	$4,898	$818	$0	—	$5,716

Total allowance for credit losses	$14,642	$31,289	$5,155	$3,677	—	$54,763

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,980	$47,257	—	—	—	$77,237

Ending balance: collectively evaluated for impairment	$1,298,433	$1,163,595	$906,855	$1,324,703	—	$4,693,586

Ending balance: loans acquired with deteriorated credit quality	$8,407	$45,031	—	—	—	$53,438

Ending balance: covered loans acquired with deteriorated credit quality	$55,639	$182,826	$97,972	$35,896	—	$372,333

Total loans and leases outstanding	$1,392,459	$1,438,709	$1,004,827	$1,360,599	—	$5,196,594

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$7,015	$4,177	—	—	—	$11,192

Ending balance: collectively evaluated for impairment	$12,816	$21,397	$6,335	$2,752	—	$43,300

Ending balance: loans acquired with deteriorated credit quality	$128	$1,288	$445	$764	—	$2,625

Ending balance: covered loans acquired with deteriorated credit quality	$5	$131	$174	$633	—	$943

Total allowance for credit losses	$19,964	$26,993	$6,954	$4,149	—	$58,060

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$31,838	$43,225	—	—	—	$75,063

Ending balance: collectively evaluated for impairment	$1,183,675	$1,002,105	$861,361	$995,458	—	$4,042,599

Ending balance: loans acquired with deteriorated credit quality	$1,141	$22,040	—	—	—	$23,181

Ending balance: covered loans acquired with deteriorated credit quality	$124,755	$325,934	$128,700	$46,971	—	$626,360

Total loans and leases outstanding	$1,341,409	$1,393,304	$990,061	$1,042,429	—	$4,767,203

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

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of December 31, 2012 and 2011, the risk category of loans, excluding covered loans, by class of loans is as follows:

	Commercial		Commercial Real Estate- Construction		Commercial Real Estate- Other
(dollars in thousands)	2012	2011	2012	2011	2012	2011
Corporate Credit Exposure Credit Risk Profile by Internally Assigned Grade
Grade:
Pass	$1,237,274	$1,103,556	$62,604	$16,841	$965,967	$895,543
Criticized	38,476	36,212	11,969	13,605	62,819	30,331
Classified—substandard	23,388	41,695	10,204	10,147	38,252	34,478
Classified—doubtful	37,682	35,191	14,304	5,548	89,764	60,877

Total	$1,336,820	$1,216,654	$99,081	$46,141	$1,156,802	$1,021,229

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2012 and 2011, excluding covered loans:

2012	Consumer			Residential
(dollars inthousands)	Heloc	Auto	Other
Performing	$256,394	$524,105	$120,547	$1,312,717
Nonperforming	1,720	1,980	2,109	11,986

	$258,114	$526,085	$122,656	$1,324,703

2011	Consumer			Residential
(dollars inthousands)	Heloc	Auto	Other
Performing	$234,334	$481,632	$140,605	$985,211
Nonperforming	1,269	1,943	1,578	10,247

	$235,603	$483,575	$142,183	$995,458

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment unless they are modified as a troubled debt restructuring. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the years ended December 31, 2012 and 2011, the average balance of impaired loans was $76.2 million and $64.2 million, respectively, for which no interest income was recorded until principal is recovered. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of December 31, 2012 and 2011, respectively. Of the loans purchased during 2012 and 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $8.3 million migrated to classified-doubtful during the year ended December 31, 2012. Purchased loans of $24.0 million migrated to classified-doubtful during the year ended December 31, 2011.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial	$6,563	$9,280	$—
Commercial Real Estate—Construction	1,179	1,287	—
Commercial Real Estate—Other	16,944	23,162	—
With an allowance recorded:
Commercial	23,417	28,574	4,702
Commercial Real Estate—Construction	3,227	3,227	69
Commercial Real Estate—Other	25,907	28,732	2,721

Total Commercial	$77,237	$94,262	$7,492

December 31, 2011
With no related allowance recorded:
Commercial	$10,094	$13,047	$—
Commercial Real Estate—Construction	610	610	—
Commercial Real Estate—Other	18,136	27,372	—
With an allowance recorded:
Commercial	21,744	24,928	7,143
Commercial Real Estate—Construction	2,256	3,327	12
Commercial Real Estate—Other	22,223	24,792	5,453

Total Commercial	$75,063	$94,076	$12,608

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans for the twelve months ended December 31, 2012 and 2011 are included in the tables below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
December 31, 2012
With no related allowance recorded:
Commercial	$8,329	$166
Commercial Real Estate—Construction	895	—
Commercial Real Estate—Other	17,541	224
With an allowance recorded:
Commercial	22,581	116
Commercial Real Estate—Construction	2,742	—
Commercial Real Estate—Other	24,066	473

Total Commercial	$76,154	$979

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

December 31, 2011
With no related allowance recorded:
Commercial	$8,105	$357
Commercial Real Estate—Construction	305	—
Commercial Real Estate—Other	14,346	463
With an allowance recorded:
Commercial	19,786	679
Commercial Real Estate—Construction	1,128	89
Commercial Real Estate—Other	20,524	626

Total Commercial	$64,194	$2,214

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of December 31 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
December 31, 2012
Commercial	$2,691	$515	$322	$36,766	$40,294	$1,296,526
Commercial Real Estate:
Construction	11	—	—	14,304	14,315	84,766
Other	3,439	665	236	81,525	85,865	1,070,937
Consumer:
Heloc	961	15	—	1,720	2,696	255,418
Auto	4,070	881	328	1,980	7,259	518,826
Other	1,732	403	110	2,109	4,354	118,302
Residential	14,686	1,874	66	11,986	28,612	1,296,091
Covered loans	2,891	941	15	103,946	107,793	264,540

Total	$30,481	$5,294	$1,077	$254,336	$291,188	$4,905,406

December 31, 2011
Commercial	$2,755	$357	$358	$34,104	$37,574	$1,179,080
Commercial Real Estate:
Construction	—	164	—	5,425	5,589	40,552
Other	7,466	413	279	60,762	68,920	952,309
Consumer:
Heloc	706	186	151	1,269	2,312	233,291
Auto	5,745	1,276	246	1,943	9,210	474,365
Other	2,002	463	76	1,578	4,119	138,064
Residential	7,950	1,839	—	10,247	20,036	975,422
Covered Loans	5,446	2,033	2,338	182,880	192,697	433,663

Total	$32,070	$6,731	$3,448	$298,208	$340,457	$4,426,746

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2012, these loans totaled $234.9 million, of which $156.6 million had been sold to other financial institutions and $83.9 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the twelve months ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a troubled debt restructuring are typically placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If the Company is unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

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

At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans. At December 31, 2011, our troubled debt restructurings consisted of $7.1 million of commercial loans, $5.8 million of commercial real estate loans and $0.1 million of consumer loans, totaling $13.0 million. Approximately $11.7 million of the troubled debt restructuring at December 31, 2011 were included with nonaccrual loans.

As of December 31, 2012 and 2011, Old National has allocated $4.5 million and $1.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of December 31, 2012 and 2011, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2012:

(dollars in thousands)	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Commercial	44	$9,585	$9,574
Commercial Real Estate—construction	3	1,392	1,382
Commercial Real Estate—other	35	16,404	16,272
Consumer —other	26	996	994

Total	108	$28,377	$28,222

The troubled debt restructurings described above increased the allowance for loan losses by $0.4 million and resulted in charge-offs of $1.0 million during the twelve months ended December 31, 2012.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2012:

(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	8	$500
Commercial Real Estate	7	611

Total	15	$1,111

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

The terms of certain other loans were modified during the twelve months ended December 31, 2012 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

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

The following table presents activity in troubled debt restructuring for the twelve months ended December 31, 2012 and 2011:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2012
Troubled debt restructuring:
Balance, January 1, 2012	$7,086	$5,851	$53	$—	$12,990
Charge-offs	(2,230)	(234)	(20)	—	(2,484)
Payments	(1,770)	(4,849)	(20)	(35)	(6,674)
Additions	9,574	17,654	460	534	28,222

Balance December 31, 2012	$12,660	$18,422	$473	$499	$32,054

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2011
Troubled debt restructuring:
Balance, January 1, 2011	$3,778	$972	$65	$—	$4,815
Charge-offs	(850)	(1,552)	—	—	(2,402)
Payments	(352)	(634)	(12)	—	(998)
Additions	4,510	7,065	—	—	11,575

Balance December 31, 2011	$7,086	$5,851	$53	$—	$12,990

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

(dollars in thousands)	December 31, 2012	December 31, 2011
Commercial	$7,859	$1,143
Commercial real estate	52,981	23,059
Consumer	22,432	41,064
Residential	123	418

Outstanding balance	$83,395	$65,684

Carrying amount, net of allowance	$79,120	$63,982

Allowance for loan losses	$4,275	$1,702

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $179.5 million and $111.4 million as of December 31, 2012 and, 2011, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $11.5 million has been recorded as loan interest income in 2012. Accretion of $15.3 million has been recorded as loan interest income in 2011. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Total
Balance at January 1, 2012	$15,508	$5,871	$—	$21,379
New loans purchased	—	—	11,945	11,945
Accretion of income	(7,053)	(2,053)	(2,371)	(11,477)
Reclassifications from (to) nonaccretable difference	3,230	107	6,596	9,933
Disposals/other adjustments	149	(350)	—	(201)

Balance at December 31, 2012	$11,834	$3,575	$16,170	$31,579

Included in Old National’s allowance for loan losses is $4.3 million related to the purchased loans disclosed above for 2012. Included in Old National’s allowance for loan losses is $1.7 million related to the purchased loans in 2011. An immaterial amount of allowances for loan losses were reversed during 2012 and 2011 related to these loans.

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

NOTE 6 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. Covered loans were $372.3 million at December 31, 2012. The composition of covered loans by lending classification was as follows:

	At December 31, 2012
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$23,707	$31,932	$55,639
Commercial real estate	162,641	20,185	182,826
Residential	35,741	155	35,896
Consumer	25,663	72,309	97,972

Covered loans	247,752	124,581	372,333
Allowance for loan losses	(5,716)	—	(5,716)

Covered loans, net	$242,036	$124,581	$366,617

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $534.3 million and $726.8 million as of December 31, 2012 and 2011, respectively.

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan losses. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Eighty percent of the prospective yield adjustments are offset as Old National will recognize a corresponding decrease in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2012	2011
Balance at January 1,	$92,053	$—
New loans purchased	—	92,123
Accretion of income	(52,173)	(19,428)
Reclassifications from (to) nonaccretable difference	45,539	19,051
Disposals/other adjustments	360	307

Balance at December 31,	$85,779	$92,053

At December 31, 2012, the loss sharing asset is comprised of a $107.4 million FDIC indemnification asset and a $8.3 million FDIC loss share receivable. The loss share receivable represents the current reimbursable amounts from the FDIC that have not yet been received. The indemnification asset represents the cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2012, $99.5 million of the FDIC indemnification asset is related to expected indemnification payments and $7.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the twelve months ended December 31, 2012 and 2011:

(dollars in thousands)	2012	2011
Balance at January 1,	$167,714	$—
Adjustments not reflected in income
Established through acquisitions	—	167,949
Cash received from the FDIC	(48,223)	(660)
Other	(378)	(1)
Adjustments reflected in income
(Amortization) accretion	(13,128)	1,459
Impairment	1,069	(1,288)
Write-downs/sale of other real estate	12,637	255
Recovery amounts due to FDIC	(3,223)	—
Other	(730)	—

Balance at December 31,	$115,738	$167,714

Also included in Other Assets at December 31, 2012 and 2011, respectively, are an $886 thousand receivable and a $1.2 million receivable related to noninterest loan expenses that are reimbursable by the FDIC. Included in Accrued Expenses and Other Liabilities at December 31, 2012 and 2011, respectively, are a $521 thousand payable and a $20.9 million payable related to noninterest expenses that are payable to the FDIC.

NOTE 7 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at December 31, 2012 and 2011:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Balance, January 1, 2012	$7,119	$30,443
Acquired	6,111	—
Additions	11,559	21,249
Sales	(10,723)	(9,805)
Gains (losses)/Write-downs	(2,887)	(15,750)

Balance, December 31, 2012	$11,179	$26,137

(1)	Includes $0.5 million of repossessed personal property at December 31, 2012.

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Balance, January 1, 2011	$5,591	$—
Acquired	9,072	33,320
Additions	11,127	1,537
Sales	(17,398)	(4,414)
Gains (losses)/Write-downs	(1,273)	—

Balance, December 31, 2011	$7,119	$30,443

(1)	Includes $0.5 million of repossessed personal property at December 31, 2011.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of December 31, 2012, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and 2011:

(dollars in thousands)	Community Banking	Other	Total
Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	84,643	1,000	85,643

Balance, December 31, 2012	$297,055	$41,765	$338,820

Balance, January 1, 2011	$128,011	$39,873	$167,884
Goodwill acquired during the period	84,401	892	85,293

Balance, December 31, 2011	$212,412	$40,765	$253,177

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2012 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the second half of 2012, Old National recorded $85.6 million of goodwill associated with the acquisition of Indiana Community Bancorp, of which $84.6 million was allocated to the “Community Banking” segment and $1.0 million to the “Other” segment. Old National recorded $68.4 million of goodwill in the first quarter of 2011 associated with the acquisition of Monroe Bancorp, of which $67.5 million was allocated to the “Community Banking” segment and $0.9 million to the “Other” segment. Old National recorded $16.9 million of goodwill in the third quarter of 2011 associated with the acquisition of Integra Bank, all of which was allocated to the “Community Banking” segment.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2012 and 2011 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2012
Amortized intangible assets:
Core deposit	$40,559	$(25,908)	$14,651
Customer business relationships	26,411	(18,153)	8,258
Customer trust relationships	5,352	(1,080)	4,272
Customer loan relationships	4,413	(2,374)	2,039

Total intangible assets	$76,735	$(47,515)	$29,220

2011
Amortized intangible assets:
Core deposit	$39,265	$(20,815)	$18,450
Customer business relationships	25,897	(16,312)	9,585
Customer trust relationships	3,622	(474)	3,148
Customer loan relationships	4,413	(1,972)	2,441

Total intangible assets	$73,197	$(39,573)	$33,624

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the third quarter of 2012, Old National increased core deposit intangibles by $1.3 million related to the acquisition of Indiana Community Bancorp, which is included in the “Community Banking” segment. Also during the third quarter of 2012, Old National increased customer relationship intangibles by $1.7 million associated with the trust business of Indiana Community Bancorp, which is included in the “Other” segment. During the second quarter of 2012, Old National increased customer business relationships by $0.5 million relating to the purchase of an insurance book of business, which is included in the “Other” segment. During the first quarter of 2011, Old National recorded $8.2 million of core deposit intangibles associated with the acquisition of Monroe Bancorp, which is included in the “Community Banking” segment. During the first quarter of 2011, Old National also recorded $2.3 million of customer relationship intangibles associated with the trust business of Monroe Bancorp, which is included in the “Other” segment. During the second quarter of 2011, Old National recorded $1.3 million of customer relationship intangibles associated with the trust business of Integra Wealth Management and Trust, which is included in the “Other” segment. During the second quarter of 2011, Old National reduced customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Other” segment. During the third quarter of 2011, Old National recorded $4.3 million of core deposit intangibles associated with the acquisition of Integra Bank, which is included in the “Community Banking” segment. During the fourth quarter of 2011, Old National recorded $0.3 million of customer business relationship intangibles associated with the purchase of an insurance book of business and took accelerated amortization of $0.7 million on its core deposit intangible related to the sale of the former Chicago-area Integra branches. See Note 23 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2012, 2011 or 2010. Total amortization expense associated with intangible assets was $7.9 million in 2012, $8.8 million in 2011 and $6.1 million in 2010.

Estimated amortization expense for the future years is as follows:

(dollars in thousands)	Estimated Amortization Expense
2013	$7,714
2014	5,800
2015	4,688
2016	3,767
2017	2,523
Thereafter	4,728

Total	$29,220

NOTE 9—DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $365.5 million and $421.9 million, respectively. At December 31, 2012, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2013	$758,297
Due in 2014	225,010
Due in 2015	133,587
Due in 2016	114,889
Due in 2017	23,299
Thereafter	26,199

Total	$1,281,281

NOTE 10 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements	Other Short-term Borrowings	Total
2012
Outstanding at year-end	$231,688	$358,127	$—	$589,815
Average amount outstanding	89,697	324,215	9	413,921
Maximum amount outstanding at any month-end	251,363	361,490	—
Weighted average interest rate:
During year	0.17%	0.12%	7.51%	0.13%
End of year	0.18	0.10	—	0.13

2011
Outstanding at year-end	$103,010	$321,725	$114	$424,849
Average amount outstanding	14,302	340,053	9,268	363,623
Maximum amount outstanding at any month-end	103,010	366,915	11,336
Weighted average interest rate:
During year	0.09%	0.15%	0.17%	0.15%
End of year	0.12	0.31	0.04	0.26

Other Short-term Borrowings

As of December 31, 2011, Old National had a $114 thousand note payable to a life insurance company which was assumed as part of the Integra Bank acquisition and matured in January 2012. This note payable carried an effective interest rate of 7.26%.

NOTE 11—FINANCING ACTIVITIES

The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2012	2011
Old National Bancorp:
Junior subordinated debentures (variable rates 1.91% to 2.06%) maturing March 2035 to June 2037	$28,000	$16,000
Subordinated notes (fixed rate of 10.00%) maturing June 2019	—	13,000
ASC 815 fair value hedge and other basis adjustments	(3,339)	(3,003)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 1.24% to 8.34% and variable rate 2.61%) maturing July 2013 to January 2023	155,323	208,360
Capital lease obligation	4,211	4,261
ASC 815 fair value hedge and other basis adjustments	3,298	2,156

Total other borrowings	$237,493	$290,774

Contractual maturities of long-term debt at December 31, 2012, were as follows:

(dollars in thousands)
Due in 2013	$25,362
Due in 2014	92,494
Due in 2015	16,763
Due in 2016	17,413
Due in 2017	4,463
Thereafter	81,039
ASC 815 fair value hedge and other basis adjustments	(41)

Total	$237,493

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 3.07% and 3.30% at December 31, 2012, and 2011, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

In the fourth quarter of 2012, Old National terminated $50.0 million of Federal Home Loan Bank advances and related interest rate swaps, resulting in a loss on extinguishment of debt of $1.9 million.

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

In 2007, Old National acquired St. Joseph Capital Trust I and St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust I and St. Joseph Capital Trust II. St. Joseph Capital Trust I issued $3.0 million in preferred securities in July 2003. The preferred securities carried a variable rate of interest priced at the three-month LIBOR plus 305 basis points, payable quarterly and maturing on July 11, 2033. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust I. Old National redeemed these junior subordinated notes as of June 30, 2012. As a result of the redemption of the junior subordinated notes, the trustee of St. Joseph Capital Trust I redeemed all $3.0 million of its preferred securities. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities had a cumulative annual distribution rate of 6.27% until March 2010 and now carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities.

In 2011, Old National acquired Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II in conjunction with its acquisition of Monroe Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Monroe Bancorp Capital Trust I and Monroe Bancorp Statutory Trust II. Monroe Bancorp Capital Trust I issued $3.0 million in preferred securities in July 2006. The preferred securities carried a fixed rate of interest of 7.15% until October 7, 2011 and thereafter a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Capital Trust I. Monroe Bancorp Statutory Trust II issued $5.0 million in preferred securities in March 2007. The preferred securities carried a fixed rate of interest of 6.52% until June 15, 2012 and thereafter a variable rate of interest priced at the three-month LIBOR plus 160 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Monroe Bancorp Statutory Trust II. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

In 2012, Old National acquired Home Federal Statutory Trust I in conjunction with its acquisition of Indiana Community Bancorp. Old National guarantees the payment of distributions on the trust preferred securities issued by Home Federal Statutory Trust I. Home Federal Statutory Trust I issued $15.0 million in preferred securities in September 2006. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 165 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Home Federal Statutory Trust I. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

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

At December 31, 2012, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2013	$390
2014	410
2015	410
2016	410
2017	410
Thereafter	9,674

Total minimum lease payments	11,704
Less amounts representing interest	7,493

Present value of net minimum lease payments	$4,211

NOTE 12 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Provision at statutory rate of 35%	$44,725	$34,917	$15,218
Tax-exempt income:
Tax-exempt interest	(8,590)	(8,035)	(9,060)
Section 291/265 interest disallowance	147	213	329
Bank owned life insurance income	(2,258)	(1,863)	(1,418)

Tax-exempt income	(10,701)	(9,685)	(10,149)

Reserve for unrecognized tax benefits	(292)	(623)	(652)
State income taxes	3,409	3,188	518
Other, net	(1,031)	(495)	331

Income tax expense	$36,110	$27,302	$5,266

Effective tax rate	28.3%	27.4%	12.1%

The effective tax rate varied significantly from 2010 to 2011 due to increases in pre-tax income while tax-exempt income remained relatively stable. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Income taxes currently payable
Federal	$21,015	$6,742	$2,687
State	1,975	288	—
Deferred income taxes related to:
Federal	11,052	17,422	2,230
State	2,068	2,850	349

Deferred income tax expense	13,120	20,272	2,579

Provision for income taxes	$36,110	$27,302	$5,266

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2012	2011
Deferred Tax Assets
Allowance for loan losses, net of recapture	$20,861	$24,100
Benefit plan accruals	18,389	7,881
AMT credit	23,029	25,765
Unrealized losses on benefit plans	8,347	9,665
Net operating loss carryforwards	5,135	2,860
Premises and equipment	30,790	30,348
Federal tax credits	—	4,066
Other-than-temporary-impairment	7,546	9,776
Loans—ASC 310	90,516	63,658
Other real estate owned	8,715	3,209
Lease exit obligation	1,232	289
Other, net	5,415	5,743

Total deferred tax assets	219,975	187,360

Deferred Tax Liabilities
Accretion on investment securities	(590)	(717)
Lease receivable, net	(3,757)	(5,263)
Purchase accounting	(6,737)	(4,215)
FDIC indemnification asset	(64,152)	(64,672)
Unrealized gains on available- for-sale investment securities	(24,972)	(15,873)
Unrealized gains on held-to- maturity securities	(2,177)	(3,159)
Unrealized gains on hedges	—	(96)
Other, net	(1,274)	(1,673)

Total deferred tax liabilities	(103,659)	(95,668)

Net deferred tax assets	$116,316	$91,692

The net deferred tax asset is included with other assets on the balance sheet. No valuation allowance was recorded at December 31, 2012 and 2011 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards at December 31, 2012 and 2011 of $9.3 million and $0, respectively. This federal net operating loss was acquired from the recent acquisition of Indiana Community Bancorp. If not used, the federal net operating loss carryforwards will begin to expire in 2032. Old National has alternative minimum tax credit carryforwards at December 31, 2012 and 2011 of $23.0 million and $25.8 million, respectively. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards at December 31, 2012 and 2011 of $0 million and $4.1 million, respectively. The federal tax credits consist of new market tax credits and low-income housing credits. All available federal tax credits were utilized as of December 31, 2012. Old National has state net operating loss carryforwards totaling $34.6 million and $52.5 million at December 31, 2012 and 2011, respectively. If not used, the state net operating loss carryforwards will begin to expire in 2023.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2012	2011	2010
Balance at January 1	$4,145	$4,553	$8,500
Additions based on tax positions related to the current year	2	4	3,806
Reductions due to statute of limitations expiring	(194)	(412)	(3,440)
Reductions for tax positions of prior years	—	—	(4,313)

Balance at December 31	$3,953	$4,145	$4,553

Approximately $0.16 million of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. The Company recorded interest and penalties in the income statement for the years ended December 31, 2012, 2011 and 2010 of $(0.1) million, $(0.2) million and $0.3 million, respectively. The amount accrued for interest and penalties in the balance sheet at December 31, 2012 and 2011 was $1.3 million and $1.4 million, respectively.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2009 through 2012 tax years are open and subject to examination.

In the third quarter of 2012, the Company reversed $0.29 million, including interest of $0.1 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.29 million income tax reversal relates to the 2008 statute of limitations expiring. The statute of limitations expired in the third quarter of 2012. As a result, the Company reversed a total of $0.29 million from its unrecognized tax benefit liability which includes $0.1 million of interest.

In the third quarter of 2011, the Company reversed $0.62 million, including interest of $0.21 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.62 million income tax reversal relates to the 2007 statute of limitations expiring. The statute of limitations expired in the third quarter of 2011. As a result, the Company reversed a total of $0.62 million from its unrecognized tax benefit liability which includes $0.21 million of interest.

In the third quarter of 2010, the Company reversed $0.65 million, including interest of $0.05 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.65 million income tax reversal relates to the 2006 statute of limitations expiring. The statute of limitations expired in the third quarter of 2010. As a result, the Company reversed a total of $0.65 million from its unrecognized tax benefit liability which includes $.05 million of interest.

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

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of the Company’s defined benefit plans:

(dollars in thousands)	2012	2011
Change in Projected Benefit Obligation
Balance at January 1	$46,553	$42,162
Interest cost	1,971	2,099
Benefits paid	(893)	(937)
Actuarial loss	3,697	6,262
Settlement	(2,600)	(3,033)

Projected Benefit Obligation at December 31	48,728	46,553

Change in Plan Assets
Fair value at January 1	36,339	40,101
Actual return on plan assets	4,140	(206)
Employer contributions	564	414
Benefits paid	(893)	(937)
Settlement	(2,600)	(3,033)

Fair value of Plan Assets at December 31	37,550	36,339

Funded status at December 31	(11,178)	(10,214)

Amounts recognized in the statement of financial position at December 31:
Accrued benefit liability	$(11,178)	$(10,214)

Net amount recognized	$(11,178)	$(10,214)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$20,868	$24,162

Total	$20,868	$24,162

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.3 million.

The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $48.7 million and $46.6 million at December 31, 2012 and 2011, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Net Periodic Benefit Cost
Interest cost	$1,971	$2,099	$1,990
Expected return on plan assets	(2,345)	(2,704)	(1,960)
Recognized actuarial loss	4,027	2,755	1,603

Net periodic benefit cost	$3,653	$2,150	$1,633
Settlement cost	1,170	1,539	883

Total net periodic benefit cost	$4,823	$3,689	$2,516

Other Changes in Plan Assets and
Benefit Obligations Recognized in Other
Comprehensive Income
Net actuarial (gain)/loss	$1,903	$9,172	$(983)
Amortization of net actuarial loss	(4,027)	(2,755)	(1,603)
Settlement cost	(1,170)	(1,539)	(883)

Total recognized in Other Comprehensive Income	$(3,294)	$4,878	$(3,469)

Total recognized in net periodic benefit cost and other comprehensive income	$1,529	$8,567	$(953)

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2012	2011	2010
Benefit obligations:
Discount rate at the end of the period	4.00%	4.55%	5.50%
Net periodic benefit cost:
Discount rate at the beginning of the period	4.55%	5.50%	5.25%
Expected return on plan assets	7.50	8.00	8.00
Rate of compensation increase	N/A	N/A	N/A

The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2012.

Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

Asset Category	Expected Long-Term Rate of Return	2012 Target Allocation	2012	2011	2010
Equity securities	9.00% - 9.50%	40 - 70%	61%	61%	68%
Debt securities	4.00% - 5.85%	30 - 60%	38	34	27
Cash equivalents	—	0 - 15%	1	5	5

Total			100%	100%	100%

The Company’s overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2012, 2011 and 2010, respectively.

The fair value of the Company’s plan assets are determined based on observable level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. As of December 31, 2012, the fair value of plan assets, by asset category, is as follows:

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Large U.S. Equity	$14,979	$—	$14,979	$—
International Equity	7,979	—	7,979	—
Short-Term Fixed Income	461	—	461	—
Fixed Income	14,131	—	14,131	—

Total Plan Assets	$37,550	$—	$37,550	$—

As of December 31, 2011, the fair value of plan assets, by asset category, was as follows:

		Fair Value Measurements at December 31, 2011 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets
Large U.S. Equity	$15,390	$—	$15,390	$—
International Equity	6,846	—	6,846	—
Short-Term Fixed Income	1,870	—	1,870	—
Fixed Income	12,233	—	12,233	—

Total Plan Assets	$36,339	$—	$36,339	$—

As of December 31, 2012, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2013	$10,440
2014	4,080
2015	3,810
2016	3,730
2017	4,590
Years 2018—2021	15,250

Old National expects to contribute cash of $0.5 million to the pension plans in 2013.

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

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan contributions made by a contributing employer may be used to provide benefits to participants of other participating employers. There is no separate valuation of the Pentegra Plan benefits or segregation of the Pentegra Plan assets specifically for a company, because the Pentegra Plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. The funded status of the Pentegra Plan, or the market value of plan assets divided by funding target, as of July 1, 2012 and 2011 was 101.2% and 84.4%, respectively.

Old National has given notice to withdraw from the plan, effective December 31, 2012, and has recorded an estimated $13.4 million termination liability in Accrued Expenses and Other Liabilities. This purchase accounting entry increased goodwill by $8.2 million after tax.

EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership and Savings Plan (401k) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, the Company suspended safe harbor matching contributions to the Plan. However, the Company may make discretionary matching contributions to the Plan. For 2011 and 2012, the Company matched 50% of employee compensation deferral contributions, up to six percent of compensation. In addition to matching contributions, Old National may contribute to the Plan an amount designated as a profit sharing contribution in the form of Old National Bancorp stock or cash. Old National’s Board of Directors designated no discretionary profit sharing contributions in 2012, 2011 or 2010. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the plan. During the years ended December 31, 2012, 2011 and 2010, the number of Old National shares allocated to the plan were 1.4 million, 1.6 million and 1.5 million, respectively. All shares owned through the plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the plan was $3.4 million in 2012, $3.2 million in 2011 and $4.3 million in 2010.

NOTE 14 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION

The Company’s Amended and Restated 2008 Incentive Compensation Plan, which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2012, 3.5 million shares were available for issuance. The granting of awards to key employees is typically in the form of restricted stock or options to purchase common shares of stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Total compensation cost that has been charged against income for these plans was $3.3 million, $3.4 million, and $2.4 million for 2012, 2011, and 2010, respectively. The total income tax benefit was $1.3 million, $1.4 million, and $0.9 million, respectively.

Restricted Stock Awards

Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.

A summary of changes in the Company’s nonvested shares for the year follows:

(shares in thousands)	Number Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2012	262	$12.88
Granted during the year	104	9.21
Vested during the year	(154)	10.98
Forfeited during the year	(23)	17.62

Nonvested balance at December 31, 2012	189	$11.79

As of December 31, 2012, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.73 years. The total fair value of the shares vested during the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.0 million and $1.3 million, respectively. Included in 2012 is the reversal of $0.4 million of expense associated with certain performance based restricted stock grants.

During the third quarter of 2011, the Company modified the vesting eligibility of 10 thousand shares of restricted stock issued to an employee. As a result of the modification, the Company reversed $0.1 million of expense for the year ended December 31, 2011. There were no restricted stock modifications during 2012 or 2010.

In connection with the acquisition of Indiana Community Bancorp on September 15, 2012, 15 thousand unvested Indiana Community Bancorp restricted stock awards were converted to 29 thousand unvested Old National restricted stock awards. These restricted stock awards vested December 31, 2012 upon the retirement of the participant with the remaining expense of $23 thousand accelerated into the fourth quarter.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.

A summary of changes in the Company’s nonvested shares for the year follows:

(shares in thousands)	Number Outstanding	Weighted Average Grant- Date Fair Value
Nonvested balance at January 1, 2012	410	$12.58
Granted during the year	218	11.77
Vested during the year	(40)	12.74
Forfeited during the year	(69)	12.44
Reinvested dividend equivalents	17	11.95

Nonvested balance at December 31, 2012	536	$12.24

As of December 31, 2012, 2011 and 2010, there was $2.9 million, $2.4 million and $1.8 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. Included in 2012 is a net increase to expense of $0.2 million related to our future vesting expectations of certain performance based restricted stock grants.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; these option awards have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.

Old National has not granted stock options since 2009. However, in connection with the acquisition of Indiana Community Bancorp on September 15, 2012, 0.2 million options for shares of Indiana Community Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options. In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

A summary of the activity in the stock option plan for 2012 follows:

(shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1	4,664	$19.69
Granted	—	—
Acquired	306	12.60
Exercised	(74)	(9.69)
Forfeited/expired	(1,525)	20.48

Outstanding, December 31	3,371	$18.91	1.63	$73.8

Options exercisable at end of year	3,264	$18.85	1.63	$73.8

Information related to the stock option plan during each year follows:

(dollars in thousands)	2012	2011	2010
Intrinsic value of options exercised	$256	$175	$13
Cash received from option exercises	716	140	12
Tax benefit realized from option exercises	72	—	—

As of December 31, 2012, all options were fully vested and all compensation costs had been expensed.

NOTE 15 – OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM

Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2012, Old National had issued 76,306 shares under this program.

NOTE 16—SHAREHOLDERS’ EQUITY

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 16, 2012, with total authorized and unissued common shares reserved for issuance of 3.3 million. In 2012, 2011 and 2010, no shares were issued related to these plans. As of December 31, 2012, 3.3 million authorized and unissued common shares were reserved for issuance under the plan.

EMPLOYEE STOCK PURCHASE PLAN

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased can not exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2012, 21 thousand shares were issued related to this plan with proceeds of approximately $254 thousand. In 2011, 22 thousand shares were issued related to this plan with proceeds of approximately $222 thousand.

COMMON STOCK

The December 31, 2012 balance includes approximately $88.5 million from the approximately 6.6 million shares of common stock that were issued in the acquisition of Indiana Community Bancorp on September 15, 2012.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,097	$3,097	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,841	11,841	—	—
U.S. Government-sponsored entities and agencies	517,325	—	517,325	—
Mortgage-backed securities—Agency	1,163,788	—	1,163,788	—
Mortgage-backed securities—Non-agency	30,196	—	30,196	—
States and political subdivisions	577,324	—	576,340	984
Pooled trust preferred securities	9,359	—	—	9,359
Other securities	190,951	32,762	158,189	—
Residential loans held for sale	12,591	—	12,591	—
Derivative assets	36,512	—	36,512	—
Financial Liabilities
Derivative liabilities	30,010	—	30,010	—

		Fair Value Measurements at December 31, 2011 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$2,816	$2,816	$—	$—
Investment securities available-for-sale:
U.S. Treasury	65,769	65,769	—	—
U.S. Government-sponsored entities and agencies	173,185	—	173,185	—
Mortgage-backed securities—Agency	1,182,255	—	1,182,255	—
Mortgage-backed securities—Non-agency	85,900	—	85,900	—
States and political subdivisions	402,844	—	401,538	1,306
Pooled trust preferred securities	7,327	—	—	7,327
Other securities	153,996	—	153,996	—
Residential loans held for sale	4,528	—	4,528	—
Derivative assets	44,415	—	44,415	—
Financial Liabilities
Derivative liabilities	37,332	—	37,332	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2012:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Beginning balance, January 1, 2012	$7,327	$1,306
Accretion/(amortization) of discount or premium	17	7
Payments received	(87)	—
Matured securities	—	(329)
Credit loss write-downs	(476)	—
Increase/(decrease) in fair value of securities	2,578	—

Ending balance, December 31, 2012	$9,359	$984

Included in the income statement is $24 thousand of income included in interest income from the accretion of discounts on securities and $476 thousand of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

$32.8 million of mutual fund securities were transferred to Level 1 as of December 31, 2012 because Old National could obtain quoted prices for the securities.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$9,359	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% - 32%(8%)
			Expected asset recoveries (c)	3% - 21%(14%)
State and political subdivision securities	984	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$14,159	—	—	$14,159
Commercial real estate loans	13,111	—	—	13,111
Foreclosed Assets
Commercial real estate	24,032	—	—	24,032
Residential	471	—	—	471

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $34.1 million, with a valuation allowance of $6.8 million at December 31, 2012. Old National recorded $4.0 million of provision expense associated with these loans in 2012.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $24.5 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 0% to 45% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were write-downs of other real estate owned of $15.3 million in 2012.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$14,159	Fair value of collateral	Discount for type of property, age of appraisal and current status	0	% - 50% (25%)
Commercial real estate loans	13,111	Fair value of collateral	Discount for type of property, age of appraisal and current status	10	% - 40% (25%)
Foreclosed Assets
Commercial real estate	24,032	Fair value of collateral	Discount for type of property, age of appraisal and current status	10	% - 40% (25%)
Residential	471	Fair value of collateral	Discount for type of property, age of appraisal and current status	10	% - 45% (25%)

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is $193 thousand of interest income for residential loans held for sale for the year ended December 31, 2012. Included in the income statement is $173 thousand of interest income for residential loans held for sale for the year ended December 31, 2011.

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

As of December 31, 2012, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$12,591	$354	$12,237

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the twelve months ended December 31, 2012:

Changes in Fair Value for the Twelve Months ended December 31, 2012, for Items

Measured at Fair Value Pursuant to Election of the Fair Value Option

(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$253	$2	$—	$255

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2012 and 2011, respectively, are as follows:

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$264,060	$264,060	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	173,936	—	188,263	—
Mortgage-backed securities—Agency	56,612	—	58,919	—
State and political subdivisions	169,282	—	183,021	—
Other securities	2,998	—	2,998	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,377,817	—	—	1,424,103
Commercial real estate	1,407,420	—	—	1,475,066
Residential real estate	1,356,922	—	—	1,458,672
Consumer credit	999,672	—	—	1,030,990
FDIC indemnification asset	115,738	—	—	106,090
Accrued interest receivable	46,979	43	20,701	26,235

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,007,770	$2,007,770	$—	$—
NOW, savings and money market deposits	3,989,902	3,989,902	—	—
Time deposits	1,281,281	—	1,308,111	—
Short-term borrowings:
Federal funds purchased	231,688	231,688	—	—
Repurchase agreements	358,127	358,123	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,255	—
Repurchase agreements	50,000	—	53,422	—
Federal Home Loan Bank advances	155,323	—	—	170,664
Capital lease obligation	4,211	—	5,657	—
Accrued interest payable	3,308	—	3,308	—
Standby letters of credit	357	—	—	357

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,305

(dollars in thousands)	Carrying Value	Fair Value
2011
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$222,872	$222,872
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	177,159	188,593
Mortgage-backed securities—Agency	84,075	87,380
State and political subdivisions	216,345	224,717
Other securities	7,011	7,009
Federal Home Loan Bank stock	30,835	30,835
Loans, net (including impaired loans)
Commercial	1,321,445	1,366,316
Commercial real estate	1,366,311	1,421,941
Residential real estate	1,038,280	1,124,222
Consumer credit	983,107	1,014,807
FDIC indemnification asset	167,714	162,226
Accrued interest receivable	44,801	44,801

Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,728,546	$1,728,546
NOW, savings and money market deposits	3,435,353	3,435,353
Time deposits	1,447,664	1,481,854
Short-term borrowings
Federal funds purchased	103,010	103,010
Repurchase agreements	321,725	321,722
Other short-term borrowings	114	114
Other borrowings:
Junior subordinated debentures	16,000	12,697
Subordinated notes	13,000	12,999
Repurchase agreements	50,000	54,484
Federal Home Loan Bank advances	208,360	225,711
Capital lease obligation	4,261	5,079
Accrued interest payable	5,239	5,239
Standby letters of credit	431	431

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$1,720

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

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $41.0 million and $192.5 million at December 31, 2012 and December 31, 2011, respectively. The December 31, 2012 balances consist of $41.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. The December 31, 2011 balances consist of $92.5 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances and $100.0 million notional amount of receive-fixed interest rate swaps on certain commercial loans. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2012, the notional amount of the interest rate lock commitments and forward commitments were $23.4 million and $32.0 million, respectively. At December 31, 2011, the notional amount of the interest rate lock commitments and forward commitments were $8.7 million and $10.2 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $456.1 million and $456.1 million, respectively, at December 31, 2012. At December 31, 2011, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $448.5 million and $448.5 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	December 31, 2012		December 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$6,458	Other assets	$7,444

Total derivatives designated as hedging instruments		$6,458		$7,444

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$29,475	Other assets	$36,755
Mortgage contracts	Other assets	579	Other assets	216

Total derivatives not designated as hedging instruments		$30,054		$36,971

Total derivatives		$36,512		$44,415

	Liability Derivatives
	December 31, 2012		December 31, 2011
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$29,909	Other liabilities	$37,332
Mortgage contracts	Other liabilities	101	Other liabilities	—

Total derivatives not designated as hedging instruments		$30,010		$37,332

Total derivatives		$30,010		$37,332

The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2012 and 2011 are as follows:

(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	Year ended December 31, 2012	Year ended December 31, 2011
Derivatives in Fair Value Hedging Relationships		Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$2,114	$2,938
Interest rate contracts (2)	Other income / (expense)	677	892

Total		$2,791	$3,830

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$241	$1,593

Total		$241	$1,593

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$143	$82
Mortgage contracts	Mortgage banking revenue	261	(38)

Total		$404	$44

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. This litigation was fully and finally settled in the first quarter of 2012. The Company had previously accrued $2 million in the third quarter of 2011 in anticipation of negotiating the final settlement and resolution of the matter. The matter was fully settled for the amount of the accrual. However, a portion of the settlement funds were put temporarily in escrow to account for uncertain contingencies. These funds, less contingencies (if any), were released to the beneficiaries in December 2012 pursuant to the terms of the settlement agreement.

In November 2010, Old National was named in a class action lawsuit in Vanderburgh County Circuit Court challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which names additional plaintiffs and amends certain claims. The plaintiffs seek damages and other relief, including restitution. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss. No class has yet been certified and discovery is ongoing. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which has not yet been ruled upon. On September 7, 2012, the plaintiffs filed a motion for class certification.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. 142 of Old National’s 180 total financial centers are subject to operating leases while 38 are owned. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the term of certain leases for four additional successive terms of five years. The Company does not have any material sub-lease agreements.

Total rental expense was $32.0 million in 2012, $33.7 million in 2011 and $31.4 million in 2010. The following is a summary of future minimum lease commitments as of December 31, 2012:

(dollars in thousands)
2013	$31,854
2014	30,397
2015	29,315
2016	28,796
2017	28,504
Thereafter	243,972

Total	$392,838

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.253 billion and standby letters of credit of $63.4 million at December 31, 2012. At December 31, 2012, approximately $1.203 billion of the loan commitments had fixed rates and $50 million had floating rates, with the fixed interest rates ranging from 0% to 21%. At December 31, 2011, loan commitments were $1.220 billion and standby letters of credit were $73.3 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2012 and 2011, the balance of the allowance for credit losses on unfunded loan commitments was $4.0 million and $4.8 million, respectively.

At December 31, 2012 and 2011, Old National had credit extensions of $13.3 million and $24.2 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2012 and 2011, the unsecured portion was $2.1 million and $6.7 million respectively.

NOTE 20 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2012, the notional amount of standby letters of credit was $63.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2011, the notional amount of standby letters of credit was $73.3 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $8.3 million at December 31, 2012.

NOTE 21—REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances at December 31 were $47.5 million in 2012 and $42.5 million in 2011. In addition, Old National had $1.1 million as of both December 31, 2012 and 2011, respectively, in cash and due from banks which was held as collateral for collateralized swap positions.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009, Old National Bank received permission to pay a $40 million dividend. Old National used the cash obtained from the dividend to repurchase the $100 million of non-voting preferred shares from the U.S. Treasury. As a result of this special dividend, Old National Bank required approval of regulatory authority for the payment of dividends to Old National during 2010 and 2011. Prior regulatory approval to pay dividends was not required in 2012 and is not currently required.

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

At December 31, 2012, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, Old National Bank must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2012
Total capital to risk-weighted assets
Old National Bancorp	$823,594	14.69%	$448,390	8.00%	$	N/A	N/A	%
Old National Bank	732,081	13.14	445,574	8.00		556,968	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	764,224	13.63	224,195	4.00		N/A	N/A
Old National Bank	672,710	12.08	222,787	4.00		334,181	6.00
Tier 1 capital to average assets
Old National Bancorp	764,224	8.53	358,493	4.00		N/A	N/A
Old National Bank	672,710	7.57	355,633	4.00		444,541	5.00

2011
Total capital to risk-weighted assets
Old National Bancorp	$773,862	14.99%	$413,082	8.00%	$	N/A	N/A	%
Old National Bank	683,368	13.40	407,835	8.00		509,794	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	697,534	13.51	206,541	4.00		N/A	N/A
Old National Bank	620,039	12.16	203,917	4.00		305,876	6.00
Tier 1 capital to average assets
Old National Bancorp	697,534	8.29	336,710	4.00		N/A	N/A
Old National Bank	620,039	7.42	334,068	4.00		417,585	5.00

NOTE 22—PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National Bancorp:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2012	2011
Assets
Deposits in affiliate bank	$39,262	$35,576
Trading securities—at fair value	3,097	2,816
Investment securities—available for sale	1,826	1,204
Investment in affiliates:
Banking subsidiaries	1,073,721	915,041
Non-banks	43,067	43,314
Other assets	85,540	86,861

Total assets	$1,246,513	$1,084,812

Liabilities and Shareholders’ Equity
Other liabilities	$27,287	$25,258
Other borrowings	24,661	25,998
Shareholders’ equity	1,194,565	1,033,556

Total liabilities and shareholders’ equity	$1,246,513	$1,084,812

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Income
Dividends from affiliates	$53,042	$19,670	$27,744
Net securities gains	165	20	—
Other income	1,710	1,372	1,020
Other income (loss) from affiliates	153	(1)	435

Total income	55,070	21,061	29,199

Expense
Interest on borrowings	786	1,270	9,165
Other expenses	14,270	9,572	11,672

Total expense	15,056	10,842	20,837

Income before income taxes and equity in undistributed earnings of affiliates	40,014	10,219	8,362
Income tax benefit	(5,909)	(3,819)	(7,833)

Income before equity in undistributed earnings of affiliates	45,923	14,038	16,195
Equity in undistributed earnings of affiliates	45,752	58,422	22,019

Net Income	$91,675	$72,460	$38,214

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$91,675	$72,460	$38,214

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15	31	49
Net securities (gains) losses	(134)	(20)	—
Stock compensation expense	3,317	3,436	2,369
(Increase) decrease in other assets	9,056	(4,927)	13,064
(Decrease) increase in other liabilities	(496)	3,628	(3,414)
Equity in undistributed earnings of affiliates	(45,752)	(58,422)	(22,019)

Total adjustments	(33,994)	(56,274)	(9,951)

Net cash flows provided by operating activities	57,681	16,186	28,263

Cash Flows From Investing Activities
Cash and cash equivalents of acquisitions	1	447	—
Transfer subsidiary from parent to bank subsidairy	—	—	791
Purchases of investment securities	(147)	—	(500)
Proceeds from sales of investment securities available-for-sale	—	1,081	—
Net payments from (advances to) affiliates	—	18,886	150,852
Purchases of premises and equipment	(173)	—	(7)

Net cash flows provided by (used in) investing activities	(319)	20,414	151,136

Cash Flows From Financing Activities
Payments related to retirement of debt	(16,000)	—	(150,000)
Cash dividends paid on common stock	(34,657)	(26,513)	(24,361)
Common stock repurchased	(3,990)	(1,526)	(705)
Common stock reissued under stock option, restricted stock and stock purchase plans	717	140	12
Common stock issued	254	222	197

Net cash flows provided by (used in) financing activities	(53,676)	(27,677)	(174,857)

Net increase (decrease) in cash and cash equivalents	3,686	8,923	4,542
Cash and cash equivalents at beginning of period	35,576	26,653	22,111

Cash and cash equivalents at end of period	$39,262	$35,576	$26,653

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

Summarized financial information concerning segments is shown in the following table for the years ended December 31.

SEGMENT INFORMATION

(dollars in thousands)	Community Banking	Treasury	Other	Total
2012
Net interest income	$286,934	$(26,981)	$48,804	$308,757
Provision for loan losses	(5,488)	—	10,518	5,030
Noninterest income	111,073	20,820	57,923	189,816
Noninterest expense	261,117	11,490	93,151	365,758
Income (loss) before income taxes	142,378	(17,651)	3,058	127,785
Total assets	5,402,643	3,685,175	455,805	9,543,623

2011
Net interest income	$302,285	$(42,393)	$12,981	$272,873
Provision for loan losses	5,912	—	1,561	7,473
Noninterest income	120,170	13,235	49,478	182,883
Noninterest expense	287,097	747	60,677	348,521
Income (loss) before income taxes	129,446	(29,905)	221	99,762
Total assets	5,035,431	3,377,568	196,684	8,609,683

2010
Net interest income	$252,519	$(30,378)	$(3,725)	$218,416
Provision for loan losses	30,806	—	(25)	30,781
Noninterest income	88,037	17,871	64,242	170,150
Noninterest expense	236,642	13,803	63,860	314,305
Income (loss) before income taxes	73,108	(26,310)	(3,318)	43,480
Total assets	3,759,529	3,396,189	108,174	7,263,892

Old National had three acquisitions in the periods presented: Monroe Bancorp on January 1, 2011, Integra Bank on July 29, 2011 and Indiana Community Bancorp (“IBT”) on September 15, 2012.

Included in net interest income in 2012 in the Community Banking segment are approximately $24.3 million and $12.0 million, respectively, associated with Integra Bank and IBT. Due to continued improvement in asset quality in our legacy portfolio, the Community Banking segment recorded recapture of $5.5 million of provision expense in 2012. Included in noninterest income in 2012 in the Community Banking segment are approximately $12.1 million and $2.1 million, respectively, associated with Integra Bank and IBT. Included in income before income taxes for 2012 are $39.7 million and $3.1 million associated with Integra Bank and IBT.

Purchased credit impaired loans reside in the special assets department and are included in the “Other” segment. In 2012, the “Other” segment includes approximately $39.1 million of net interest income from the purchased credit impaired loans. Noninterest expense in the “Other” segment included $19.3 million associated with these purchased credit impaired loans in 2012.

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

NOTE 24 – INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2012 and 2011.

INTERIM FINANCIAL DATA

(unaudited, dollars and shares in thousands, except per share data)	Quarters Ended 2012				Quarters Ended 2011
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Interest income	$92,400	$82,772	$85,264	$84,263	$86,235	$87,169	$76,872	$76,317
Interest expense	8,039	8,622	9,291	9,990	9,640	14,577	14,553	14,950

Net interest income	84,361	74,150	75,973	74,273	76,595	72,592	62,319	61,367
Provision for loan losses	2,181	400	393	2,056	1,036	(82)	3,207	3,312
Noninterest income	51,274	40,867	48,542	49,133	49,147	47,326	43,589	42,821
Noninterest expense	99,425	89,019	86,027	91,287	93,680	95,158	79,758	79,925

Income before income taxes	34,029	25,598	38,095	30,063	31,026	24,842	22,943	20,951
Income tax expense	11,020	5,861	10,889	8,340	8,812	8,045	5,927	4,518

Net income	$23,009	$19,737	$27,206	$21,723	$22,214	$16,797	$17,016	$16,433

Net income per share :
Basic	$0.23	$0.20	$0.29	$0.23	$0.23	$0.18	$0.18	$0.17
Diluted	0.23	0.20	0.29	0.23	0.23	0.18	0.18	0.17

Average shares
Basic	101,069	95,690	94,514	94,445	94,463	94,492	94,479	94,433
Diluted	101,550	96,125	94,871	94,833	94,866	94,785	94,701	94,670

Quarterly results, most notably interest income and noninterest expense, were impacted by the acquisition of Indiana Community Bancorp (“IBT”) on September 15, 2012 and Integra Bank on July 29, 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012. The applicable information appearing in the Proxy Statement for the 2013 annual meeting is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012. The applicable information appearing in our Proxy Statement for the 2013 annual meeting is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012. The applicable information appearing in the Proxy Statement for the 2013 annual meeting is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012. The applicable information appearing in the Proxy Statement for the 2013 annual meeting is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2012. The applicable information appearing in the Proxy Statement for the 2013 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2012 and 2011

Consolidated Statements of Income—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity -Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number

	2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

	2(a)	Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008) and amended on March 20, 2009 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

	2(b)	Agreement and Plan of Merger dated as of October 5, 2010 by and among Old National Bancorp and Monroe Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).

	2(c)	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

	2(d)	Agreement and Plan of Merger dated as of January 24, 2012 by and between Old National Bancorp and Indiana Community Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012).

2(e)	First Amendment to Agreement and Plan of Merger, dated August 28, 2012 by and between Old National Bancorp and Indiana Community Bancorp (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012).

2(f)	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

3(a)	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

3(b)	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

4	Instruments Defining Rights of Security Holders, Including Indentures.

4(a)	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4(b)	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4(c)	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4(d)	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10	Material Contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(j)	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(k)	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(l)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(m)	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(n)	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(o)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(p)	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(q)	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(r)	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(s)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(t)	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(u)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(v)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(w)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(x)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(y)	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(z)	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(aa)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ab)	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ac)	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(ad)	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

(ae)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(af)	Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

(ag)	Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ah)	Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ai)	Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(aj)	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(ak)	Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

(al)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(am)	Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(an)	Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

(ao)	Form of 2010 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(ap)	Form of 2010 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(aq)	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

(ar)	Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

(as)	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

(at)	Form of Employment Agreement for Barbara A. Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

(au)	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(av)	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(aw)	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ax)	Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

(ay)	Old National Bancorp 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

(az)	Voting agreement by and among directors of Indiana Community Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012).*

(ba)	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(bb)	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(bc)	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(bd)	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(be)	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

	(bf)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

	(bg)	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

	(bh)	Form of 2013 Performance Share Award Agreement between Old National and certain key associates is filed herewith.*

21		Subsidiaries of Old National Bancorp

23.1		Consent of Crowe Horwath LLP

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date:	February 26, 2013
Robert G. Jones, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2013, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun
Alan W. Braun, Director

By:	/s/ Larry E. Dunigan
Larry E. Dunigan,
Chairman of the Board of Directors

By:	/s/ Niel C. Ellerbrook
Niel C. Ellerbrook, Director

By:	/s/ Andrew E. Goebel
Andrew E. Goebel, Director

By:	/s/ Phelps L. Lambert
Phelps L. Lambert, Director

By:	/s/ Arthur H. McElwee Jr.
Arthur H. McElwee Jr., Director

By:	/s/ James T. Morris
James T. Morris, Director

By:	/s/ Robert G. Jones
Robert G. Jones,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Randall T. Shepard
Randall T. Shepard, Director

By:	/s/ Kelly N. Stanley
Kelly N. Stanley, Director

By:	/s/ Linda E. White
Linda E. White, Director

By:	/s/ Christopher A. Wolking
Christopher A. Wolking,
Senior Executive Vice President Financial Officer (Principal Financial Officer)

By:	/s/ Joan M. Kissel
Joan M. Kissel,
Senior Vice President and Corporate Controller (Principal Accounting Officer)