Form 10-Q
period 2013-03-31
OLD NATIONAL BANCORP /IN/
filed 2013-05-03
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 101,367,000 shares outstanding at March 31, 2013.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2013	2012	2012
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$133,939	$218,276	$143,584
Money market and other interest-earning investments	19,964	45,784	16,857

Total cash and cash equivalents	153,903	264,060	160,441
Trading securities—at fair value	3,217	3,097	2,972
Investment securities—available-for-sale, at fair value
U.S. Treasury	11,582	11,841	65,496
U.S. Government-sponsored entities and agencies	404,740	517,325	276,002
Mortgage-backed securities	1,548,011	1,193,984	1,295,776
States and political subdivisions	665,339	577,324	449,083
Other securities	218,738	200,310	165,825

Total investment securities—available-for-sale	2,848,410	2,500,784	2,252,182
Investment securities—held-to-maturity, at amortized cost (fair value $423,325, $433,201 and $496,356 respectively)	392,379	402,828	472,377
Federal Home Loan Bank stock, at cost	37,927	37,927	30,835
Residential loans held for sale, at fair value	14,583	12,591	3,883
Loans:
Commercial	1,315,136	1,336,820	1,180,535
Commercial real estate	1,230,310	1,255,883	1,026,899
Residential real estate	1,352,679	1,324,703	1,059,977
Consumer credit, net of unearned income	887,520	906,855	847,274
Covered loans, net of discount	326,397	372,333	548,552

Total loans	5,112,042	5,196,594	4,663,237
Allowance for loan losses	(47,313)	(49,047)	(54,726)
Allowance for loan losses—covered loans	(6,168)	(5,716)	(1,190)

Net loans	5,058,561	5,141,831	4,607,321

FDIC indemnification asset	109,861	116,624	154,301
Premises and equipment, net	89,847	89,868	73,089
Accrued interest receivable	46,575	46,979	42,281
Goodwill	338,820	338,820	253,177
Other intangible assets	26,695	29,220	31,603
Company-owned life insurance	272,273	270,629	250,164
Assets held for sale	10,353	15,047	16,816
Other real estate owned and repossessed personal property	9,103	11,179	6,474
Other real estate owned—covered	26,114	26,137	24,705
Other assets	235,070	236,002	198,437

Total assets	$9,673,691	$9,543,623	$8,581,058

Liabilities
Deposits:
Noninterest-bearing demand	$1,973,265	$2,007,770	$1,767,972
Interest-bearing:
NOW	1,691,231	1,827,665	1,558,007
Savings	1,916,880	1,869,377	1,672,196
Money market	294,744	292,860	295,347
Time	1,190,199	1,281,281	1,374,255

Total deposits	7,066,319	7,278,953	6,667,777
Short-term borrowings	644,021	589,815	352,758
Other borrowings	536,798	237,493	289,477
Accrued expenses and other liabilities	226,888	242,797	220,635

Total liabilities	8,474,026	8,349,058	7,530,647

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 101,367, 101,179 and 94,674 shares issued and outstanding, respectively	101,367	101,179	94,674
Capital surplus	917,064	916,918	833,976
Retained earnings	160,416	146,667	103,034
Accumulated other comprehensive income, net of tax	20,818	29,801	18,727

Total shareholders’ equity	1,199,665	1,194,565	1,050,411

Total liabilities and shareholders’ equity	$9,673,691	$9,543,623	$8,581,058

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2013	2012
Interest Income
Loans including fees:
Taxable	$64,218	$62,130
Nontaxable	2,179	2,219
Investment securities, available-for-sale:
Taxable	11,072	11,344
Nontaxable	4,550	3,580
Investment securities, held-to-maturity, taxable	4,070	4,975
Money market and other interest-earning investments	13	15

Total interest income	86,102	84,263

Interest Expense
Deposits	5,268	7,682
Short-term borrowings	267	127
Other borrowings	1,517	2,181

Total interest expense	7,052	9,990

Net interest income	79,050	74,273
Provision for loan losses	845	2,056

Net interest income after provision for loan losses	78,205	72,217

Noninterest Income
Wealth management fees	5,656	5,096
Service charges on deposit accounts	11,098	12,862
ATM fees	5,798	6,333
Mortgage banking revenue	1,273	559
Insurance premiums and commissions	10,943	9,614
Investment product fees	3,583	2,931
Company-owned life insurance	1,644	1,495
Net securities gains	1,019	619
Total other-than-temporary impairment losses	—	(96)
Loss recognized in other comprehensive income	—	—

Impairment losses recognized in earnings	—	(96)
Gain (loss) on derivatives	(12)	182
Gain on sale leaseback transactions	1,584	1,607
Gain on branch divestitures—deposit premium	2,244	—
Change in FDIC indemnification asset	(2,302)	4,764
Other income	3,787	3,167

Total noninterest income	46,315	49,133

Noninterest Expense
Salaries and employee benefits	50,960	46,046
Occupancy	12,084	12,460
Equipment	2,898	2,856
Marketing	1,205	1,442
Data processing	5,232	5,469
Communication	2,566	2,824
Professional fees	3,669	2,724
Loan expense	1,616	1,608
Supplies	569	758
FDIC assessment	1,652	1,395
Other real estate owned expense	1,014	9,807
Amortization of intangibles	2,525	2,021
Other expense	4,193	1,877

Total noninterest expense	90,183	91,287

Income before income taxes	34,337	30,063
Income tax expense	10,392	8,340

Net income	$23,945	$21,723

Net income per common share—basic	$0.24	$0.23
Net income per common share—diluted	0.24	0.23

Weighted average number of common shares outstanding-basic	101,081	94,445
Weighted average number of common shares outstanding-diluted	101,547	94,833

Dividends per common share	$0.10	$0.09

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Net income	$23,945	$21,723
Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(13,783)	6,240
Reclassification adjustment for securities gains realized in income	(1,019)	(619)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	96
Income tax effect	5,409	(2,316)

Unrealized gains on available-for-sale securities	(9,393)	3,401
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	(177)	(230)
Income tax effect	71	92

Changes from securities held-to-maturity	(106)	(138)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	—	(240)
Income tax effect	—	96

Changes from cash flow hedges	—	(144)
Defined benefit pension plans:
Amortization of net loss recognized in income	860	1,007
Income tax effect	(344)	(403)

Changes from defined benefit pension plans	516	604

Other comprehensive income, net of tax	(8,983)	3,723

Comprehensive income	$14,962	$25,446

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2011	$94,654	$834,033	$89,865	$15,004	$1,033,556
Net income	—	—	21,723	—	21,723
Other comprehensive income	—	—	—	3,723	3,723
Dividends—common stock	—	—	(8,510)	—	(8,510)
Common stock issued	5	55	—	—	60
Common stock repurchased	(55)	(631)	—	—	(686)
Stock based compensation expense	—	499	—	—	499
Stock activity under incentive comp plans	70	20	(44)	—	46

Balance, March 31, 2012	$94,674	$833,976	$103,034	$18,727	$1,050,411

Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	—	—	23,945	—	23,945
Other comprehensive income	—	—	—	(8,983)	(8,983)
Dividends—common stock	—	—	(10,124)	—	(10,124)
Common stock issued	6	61	—	—	67
Common stock repurchased	(87)	(1,088)	—	—	(1,175)
Stock based compensation expense	—	1,023	—	—	1,023
Stock activity under incentive comp plans	269	150	(72)	—	347

Balance, March 31, 2013	$101,367	$917,064	$160,416	$20,818	$1,199,665

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$23,945	$21,723

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,501	2,295
Amortization and impairment of other intangible assets	2,525	2,021
Net premium amortization on investment securities	10,807	3,728
Change in FDIC indemnification asset	2,302	(4,764)
Stock compensation expense	1,023	499
Provision for loan losses	845	2,056
Net securities gains	(1,019)	(619)
Impairment on available-for-sale securities	—	96
Gain on branch divestitures	(2,244)	—
Gain on sale leasebacks	(1,584)	(1,607)
(Gain) loss on derivatives	12	(182)
Net (gains) losses on sales and write-downs of loans and other assets	(1,147)	(374)
Loss on retirement of debt	706	—
Increase in cash surrender value of company owned life insurance	(1,644)	(1,471)
Residential real estate loans originated for sale	(33,836)	(12,003)
Proceeds from sale of residential real estate loans	32,701	13,022
Decrease in interest receivable	403	2,520
Decrease in other real estate owned	2,099	6,383
Decrease in other assets	4,658	4,760
Decrease in accrued expenses and other liabilities	(13,402)	(25,691)

Total adjustments	5,706	(9,331)

Net cash flows provided by operating activities	29,651	12,392

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(598,663)	(290,983)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	221,741	100,032
Proceeds from sales of investment securities available-for-sale	11,970	13,423
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	3,000	11,157
Proceeds on branch divestitures	(144,236)	—
Proceeds from sale of loans	3,187	782
Reimbursements under FDIC loss share agreements	3,923	20,372
Net principal collected from (loans made to) loan customers	79,238	98,983
Proceeds from sale of premises and equipment and other assets	2,904	3
Purchases of premises and equipment and other assets	(2,851)	(3,475)

Net cash flows used in investing activities	(419,787)	(49,706)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(62,499)	56,214
Short-term borrowings	54,206	(72,091)
Payments for maturities on other borrowings	(112)	(104)
Payments related to retirement of debt	(25,706)	—
Proceeds from issuance of other borrowings	325,000	—
Cash dividends paid on common stock	(10,124)	(8,510)
Common stock repurchased	(1,175)	(686)
Proceeds from exercise of stock options, including tax benefit	322	—
Common stock issued	67	60

Net cash flows provided by (used in) financing activities	279,979	(25,117)

Net decrease in cash and cash equivalents	(110,157)	(62,431)
Cash and cash equivalents at beginning of period	264,060	222,872

Cash and cash equivalents at end of period	$153,903	$160,441

Supplemental cash flow information:
Total interest paid	$7,308	$10,608
Total taxes paid (net of refunds)	$4,079	$2,600

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2013 and 2012, and December 31, 2012, and the results of its operations for the three months ended March 31, 2013 and 2012. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2012.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on net income or shareholders’ equity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 805 – In October 2012, the FASB issued an update (ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) impacting FASB ASC 805, Business Combinations. This update specifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This update became effective for interim and annual periods beginning on or after December 15, 2012, and is consistent with the Company’s current accounting treatment of changes in expected cash flows and the indemnification asset and did not have a material impact on the consolidated financial statements.

FASB ASC 220 – In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update became effective for the Company for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the consolidated financial statements.

FASB ASC 405 – In February 2013, the FASB issued an update (ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date) impacting FASB ASC 405, Liabilities. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

Indiana Community Bancorp

On September 15, 2012, Old National acquired 100% of Indiana Community Bancorp (“IBT”) in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. The acquisition increased Old National’s position as the third largest branch network in Indiana and allowed Old National to enter into the vibrant, growing region of south central Indiana in a rapid and cost effective manner. We also believe there are opportunities to enhance income and improve efficiencies. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National Bancorp stock valued at approximately $88.5 million.

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

Cash and cash equivalents	$78,540
Investment securities —available for sale	147,710
Federal Home Loan Bank stock, at cost	7,092
Loans	497,434
Premises and equipment	13,465
Accrued interest receivable	2,165
Other real estate owned	6,111
Company-owned life insurance	15,833
Other assets	49,298
Deposits	(784,589)
Other borrowings	(15,464)
Accrued expenses and other liabilities	(17,765)

Net tangible assets acquired	(170)
Definite-lived intangible assets acquired	3,024
Goodwill	85,643

Purchase price	$88,497

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

Divestiture

On August 16, 2012, Old National announced plans to sell the deposits of nine banking centers located in southern Illinois and western Kentucky. As such, these deposits were considered held for sale as of December 31, 2012. The deposits totaled approximately $150.0 million at December 31, 2012. Old National also announced plans to consolidate 19 banking centers into existing branch locations. The consolidations occurred during the fourth quarter of 2012 and the sales closed during the first quarter of 2013. Deposits at the time of sale were approximately $150.1 million and the Company received a deposit premium of $2.2 million on the sales during the first quarter of 2013.

Pending Acquisition

On January 9, 2013 Old National announced that it had entered into a purchase and assumption agreement to acquire 24 bank branches of Bank of America. Four of the branches are located in northern Indiana and 20 branches are located in southwest Michigan. Deposit and loan balances to be included in the transaction were $745.2 million and $8.1 million, respectively, as of March 2013. The Company will pay a deposit premium of 2.94%. The acquisition will double Old National’s presence in the South Bend/Elkhart area and provide a logical market extension into southwest Michigan. The transaction is expected to close in the third quarter of 2013 subject to approval by federal and state regulatory authorities.

NOTE 4—NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three months ended March 31:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	March 31, 2013	March 31, 2012
Basic Earnings Per Share
Net income	$23,945	$21,723
Weighted average common shares outstanding	101,081	94,445
Basic Earnings Per Share	$0.24	$0.23

Diluted Earnings Per Share
Net income	$23,945	$21,723
Weighted average common shares outstanding	101,081	94,445
Effect of dilutive securities:
Restricted stock	439	369
Stock options (1)	27	19

Weighted average shares outstanding	101,547	94,833
Diluted Earnings Per Share	$0.24	$0.23

(1)	Options to purchase 1,025 shares and 3,106 shares outstanding at March 31, 2013 and 2012, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) net of tax for the three months ended March 31, 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended March 31, 2013 (a)
	Unrealized Gains	Unrealized Gains	Defined
	and Losses on	and Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Pension
	Securities	Securities	Plans	Total
AOCI at January 1, 2013	$39,054	$3,269	$(12,522)	$29,801
Other comprehensive income before reclassifications	(8,746)	—	—	(8,746)
Amounts reclassified from accumulated other comprehensive income (b)	(647)	(106)	516	(237)

Net current-period other comprehensive income	(9,393)	(106)	516	(8,983)

AOCI at March 31, 2013	$29,661	$3,163	$(12,006)	$20,818

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income
For the Three Months Ended March 31, 2013 (a)
Details about Accumulated Other	Amount Reclassified from Accumulated	Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$1,019	Realized gain/(loss) on sale of securities
	—	Impairment losses

	1,019	Total before tax
	(372)	Tax (expense) or benefit

	$647	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$177	Interest income/(expense)
	(71)	Tax (expense) or benefit

	$106	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(860)	(b)
	344	Tax (expense) or benefit

	$(516)	Net of tax

Total reclassifications for the period	$237	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

The following tables summarize the changes within each classification of accumulated other comprehensive income (“AOCI”) net of tax for the three months ended March 31, 2012 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income by Component
	For the Three Months Ended March 31, 2012 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
Balance at January 1, 2012	$24,612	$4,745	$145	$(14,498)	$15,004
Other comprehensive income before reclassifications	3,712	—	—	—	3,712
Amounts reclassified from accumulated other comprehensive income (b)	(311)	(138)	(144)	604	11

Net current-period other comprehensive income	3,401	(138)	(144)	604	3,723

Balance at March 31, 2012	$28,013	$4,607	$1	$(13,894)	$18,727

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income
For the Three Months Ended March 31, 2012
Details about Accumulated Other	Amount Reclassified from Accumulated	Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$619	Realized gain/(loss) on sale of securities
	(96)	Impairment losses

	523	Total before tax
	(212)	Tax (expense) or benefit

	$311	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$230	Interest income/(expense)
	(92)	Tax (expense) or benefit

	$138	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$240	Interest income/(expense)
	(96)	Tax (expense) or benefit

	$144	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(1,007)	(b)
	403	Tax (expense) or benefit

	$(604)	Net of tax

Total reclassifications for the period	$(11)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

NOTE 6—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2013
Available-for-sale
U.S. Treasury	$11,202	$380	$—	$11,582
U.S. Government-sponsored entities and agencies	403,657	2,163	(1,080)	404,740
Mortgage-backed securities—Agency	1,492,324	31,587	(3,923)	1,519,988
Mortgage-backed securities—Non-agency	27,281	971	(229)	28,023
States and political subdivisions	639,805	30,788	(5,254)	665,339
Pooled trust preferred securities	23,137	—	(14,583)	8,554
Other securities	201,791	9,950	(1,557)	210,184

Total available-for-sale securities	$2,799,197	$75,839	$(26,626)	$2,848,410

Held-to-maturity
U.S. Government-sponsored entities and agencies	$173,120	$13,848	$—	$186,968
Mortgage-backed securities—Agency	50,187	2,485	—	52,672
States and political subdivisions	169,072	14,613	—	183,685

Total held-to-maturity securities	$392,379	$30,946	$—	$423,325

December 31, 2012
Available-for-sale
U.S. Treasury	$11,437	$404	$—	$11,841
U.S. Government-sponsored entities and agencies	515,469	2,794	(938)	517,325
Mortgage-backed securities—Agency	1,130,991	33,244	(447)	1,163,788
Mortgage-backed securities—Non-agency	29,359	1,175	(338)	30,196
States and political subdivisions	542,559	35,805	(1,040)	577,324
Pooled trust preferred securities	24,884	—	(15,525)	9,359
Other securities	182,070	10,473	(1,592)	190,951

Total available-for-sale securities	$2,436,769	$83,895	$(19,880)	$2,500,784

Held-to-maturity
U.S. Government-sponsored entities and agencies	$173,936	$14,327	$—	$188,263
Mortgage-backed securities—Agency	56,612	2,307	—	58,919
States and political subdivisions	169,282	13,739	—	183,021
Other securities	2,998	—	—	2,998

Total held-to-maturity securities	$402,828	$30,373	$—	$433,201

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

	March 31, 2013		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$20,098	$20,338	3.52%
One to five years	123,271	129,738	3.24
Five to ten years	530,622	543,216	2.52
Beyond ten years	2,125,206	2,155,118	2.86

Total	$2,799,197	$2,848,410	2.82%

Held-to-maturity
Within one year	$67	$67	2.74%
One to five years	17,150	18,187	4.30
Five to ten years	129,340	137,888	2.77
Beyond ten years	245,822	267,183	4.51

Total	$392,379	$423,325	3.92%

The following table summarizes the investment securities with unrealized losses at March 31, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2013
Available-for-Sale
U.S. Government-sponsored entities and agencies	$231,588	$(1,080)	$—	$—	$231,588	$(1,080)
Mortgage-backed securities—Agency	423,162	(3,923)	—	—	423,162	(3,923)
Mortgage-backed securities—Non-agency	—	—	5,640	(229)	5,640	(229)
States and political subdivisions	189,385	(5,253)	960	(1)	190,345	(5,254)
Pooled trust preferred securities	—	—	8,554	(14,583)	8,554	(14,583)
Other securities	42,594	(384)	6,920	(1,173)	49,514	(1,557)

Total available-for-sale	$886,729	$(10,640)	$22,074	$(15,986)	$908,803	$(26,626)

December 31, 2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$201,151	$(938)	$—	$—	$201,151	$(938)
Mortgage-backed securities—Agency	64,213	(447)	—	—	64,213	(447)
Mortgage-backed securities—Non-agency	—	—	5,696	(338)	5,696	(338)
States and political subdivisions	63,311	(1,040)	—	—	63,311	(1,040)
Pooled trust preferred securities	—	—	9,359	(15,525)	9,359	(15,525)
Other securities	23,617	(162)	6,658	(1,430)	30,275	(1,592)

Total available-for-sale	$352,292	$(2,587)	$21,713	$(17,293)	$374,005	$(19,880)

Proceeds from sales and calls of securities available for sale were $133.4 million and $33.0 million for the three months ended March 31, 2013 and 2012, respectively. Gains of $0.7 million and $0.5 million were realized on these sales during 2013 and 2012, respectively. Also included in net securities gains for the first three months of 2013 is $101 thousand of gains associated with the trading securities and $195 thousand of gains from mutual funds. There are no other-than-temporary impairment charges related to credit loss in the first three months of 2013. Impacting earnings in the first three months of 2012 was $101 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on three non-agency mortgage-backed securities in the amount of $96 thousand.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.2 million at March 31, 2013 and $3.1 million at December 31, 2012.

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

There was no other-than-temporary-impairment recorded in the first quarter of 2013. In the first quarter of 2012, $96 thousand of other-than-temporary-impairment was recorded.

As of March 31, 2013, Old National’s securities portfolio consisted of 1,323 securities, 141 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s pooled trust preferred securities and are discussed below.

Pooled Trust Preferred Securities

At March 31, 2013, the Company’s securities portfolio contained five pooled trust preferred securities with a fair value of $8.6 million and unrealized losses of $14.6 million. Three of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $2.6 million with unrealized losses of $6.2 million at March 31, 2013. These securities were rated A2 and A3 at inception, but at March 31, 2013, one security was rated CC, one security was rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2013, our model indicated no other-than-temporary-impairment losses on these securities. During the first quarter of 2013 one of these securities was sold. The Company recorded a gain of $224 thousand associated with this sale. At March 31, 2013, the Company has no intent to sell any of these securities that are in an unrealized loss position.

Two of our pooled trust preferred securities with a fair value of $6.0 million and unrealized losses of $8.3 million at March 31, 2013 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the three months ended March 31, 2012, the six securities subject to FASB ASC 325-10 accounted for $6.8 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment on these securities.

Two of our pooled trust preferred securities with a fair value of $3.4 million and unrealized losses of $10.9 million at March 31, 2012 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our five pooled trust preferred securities as well as five single issuer trust preferred securities which are included with other securities in Note 6 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders except for the MM Community Funding II security which, due to payoffs, Old National is now in the most senior class.

As depicted in the table below, all five securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
Trust preferred securities		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
March 31, 2013		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(Dollars in Thousands)	Class	Rating (1)	Cost	Value	(Loss)	2013	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
MM Community Funding IX	B-2	CC	$2,067	$773	$(1,294)	$—	15/28	32.0%	7.2%	0.0%
Reg Div Funding 2004	B-2	D	4,012	542	(3,470)	—	24/44	42.8%	6.1%	0.0%
Pretsl XII	B-1	C	2,732	1,253	(1,479)	—	46/71	25.8%	7.3%	0.0%
Pretsl XXVII LTD	B	CC	4,916	1,288	(3,628)	—	33/47	25.1%	4.7%	33.9%
Trapeza Ser 13A	A2A	B	9,410	4,698	(4,712)	—	43/53	27.6%	5.4%	38.1%

			23,137	8,554	(14,583)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	957	1,012	55	—
First Empire Cap (M&T)		BB+	2,909	3,035	126	—
Fleet Cap Tr V (BOA)		BB	3,367	2,782	(585)	—
JP Morgan Chase Cap XIII		BBB	4,726	4,137	(589)	—
NB-Global		BB	723	795	72	—

			12,682	11,761	(921)	—
Total			$35,819	$20,315	$(15,504)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2013, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
				Three Months
		Lowest		ended
		Credit	Amortized	March 31,	Year ended December 31,				Life-to
	Vintage	Rating (1)	Cost	2013	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$11,275	$—	$299	$—	$79	$63	$441
CWALT Ser 73CB	2005	D	2,406	—	151	—	207	83	441
CWALT Ser 73CB	2005	D	3,463	—	35	—	427	182	644
CWHL 2006-10 (2)	2006		—	—	—	—	309	762	1,071
CWHL 2005-20	2005		—	—	—	—	39	72	111
FHASI Ser 4 (2)	2007		—	—	—	340	629	223	1,192
HALO Ser 1R (2)	2006		—	—	133	16	—	—	149
RFMSI Ser S9 (2)	2006		—	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	2,995	—	178	165	76	249	668
RALI QS2 (2)	2006		—	—	—	—	278	739	1,017
RAST A9	2004		—	—	142	—	—	—	142
RFMSI S1(2)	2006		—	—	—	—	30	176	206

			20,139	—	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003		—	—	—	888	444	3,517	4,849
MM Community Funding IX	2003	CC	2,067	—	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,012	—	165	—	321	5,199	5,685
Pretsl XII	2003	C	2,732	—	—	—	—	1,897	1,897
Pretsl XV (2)	2004		—	—	—	—	—	3,374	3,374
Reg Div Funding (3)	2005		—	—	311	—	—	3,767	4,078

			8,811	—	476	888	930	20,366	22,660
Total other-than-temporary- impairment recognized in earnings				$—	$1,414	$1,409	$3,927	$24,795	$31,545

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold.
(3)	Security written down to zero.

NOTE 7—LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At March 31, 2013 and December 31, 2012, Old National had residential loans held for sale of $14.6 million and $12.6 million, respectively.

During the first three months of 2013, commercial and commercial real estate loans held for investment of $2.5 million, including $0.4 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.2 million, resulting in a charge-off of $0.3 million and other income of $1.0 million. At March 31, 2013, there were no loans held for sale under this arrangement.

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

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Commercial (1)	$1,315,136	$1,336,820
Commercial real estate:
Construction	87,434	99,081
Other	1,142,876	1,156,802
Residential real estate	1,352,679	1,324,703
Consumer credit:
Heloc	248,239	258,114
Auto	531,077	526,085
Other	108,204	122,656
Covered loans	326,397	372,333

Total loans	5,112,042	5,196,594
Allowance for loan losses	(47,313)	(49,047)
Allowance for loan losses—covered loans	(6,168)	(5,716)

Net loans	$5,058,561	$5,141,831

(1)	Includes direct finance leases of $52.4 million at March 31, 2013 and $57.7 million at December 31, 2012.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of March 31, 2013, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

No allowance was brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date. Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. Impairment on PCI loans would be recognized in the current period as provision expense.

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	—	$54,763
Charge-offs	(1,110)	(1,736)	(1,902)	(257)	—	(5,005)
Recoveries	715	889	1,234	40	—	2,878
Provision	2,720	(1,996)	198	(77)	—	845

Ending balance	$16,967	$28,446	$4,685	$3,383	—	$53,481

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(1,268)	(3,375)	(2,425)	(560)	—	(7,628)
Recoveries	1,444	568	1,337	79	—	3,428
Provision	(2,046)	3,632	(220)	690	—	2,056

Ending balance	$18,094	$27,818	$5,646	$4,358	—	$55,916

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2013 and December 31, 2012 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$4,325	$2,483	—	—	—	$6,808

Ending balance: collectively evaluated for impairment	$10,061	$14,604	$2,643	$3,069	—	$30,377

Ending balance: loans acquired with deteriorated credit quality	$1,311	$7,543	1,098	$176	—	$10,128

Ending balance: covered loans acquired with deteriorated credit quality	$1,270	$3,816	$944	$138	—	$6,168

Total allowance for credit losses	$16,967	$28,446	$4,685	$3,383	—	$53,481

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$27,100	$55,094	—	—	—	$82,194

Ending balance: collectively evaluated for impairment	$1,282,286	$1,135,456	$887,520	$1,352,679	—	$4,657,941

Ending balance: loans acquired with deteriorated credit quality	$5,750	$39,760	—	—	—	$45,510

Ending balance: covered loans acquired with deteriorated credit quality	$46,080	$153,922	$92,259	$34,136	—	$326,397

Total loans and leases outstanding	$1,361,216	$1,384,232	$979,779	$1,386,815	—	$5,112,042

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$4,702	$2,790	—	—	—	$7,492

Ending balance: collectively evaluated for impairment	$9,900	$14,643	$3,384	$3,637	—	$31,564

Ending balance: loans acquired with deteriorated credit quality	$40	$8,958	$953	$40	—	$9,991

Ending balance: covered loans acquired with deteriorated credit quality	—	$4,898	$818	—	—	$5,716

Total allowance for credit losses	$14,642	$31,289	$5,155	$3,677	—	$54,763

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,980	$47,257	—	—	—	$77,237

Ending balance: collectively evaluated for impairment	$1,298,433	$1,163,595	$906,855	$1,324,703	—	$4,693,586

Ending balance: loans acquired with deteriorated credit quality	$8,407	$45,031	—	—	—	$53,438

Ending balance: covered loans acquired with deteriorated credit quality	$55,639	$182,826	$97,972	$35,896	—	$372,333

Total loans and leases outstanding	$1,392,459	$1,438,709	$1,004,827	$1,360,599	—	$5,196,594

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

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of March 31, 2013 and December 31, 2012, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit Exposure	Commercial		Commercial Real Estate- Construction		Commercial Real Estate- Other
by Internally Assigned Grade	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Grade:
Pass	$1,195,000	$1,237,274	$56,763	$62,604	$962,717	$965,967
Criticized	62,769	38,476	11,831	11,969	52,652	62,819
Classified—substandard	23,013	23,388	9,086	10,204	41,467	38,252
Classified—doubtful	34,354	37,682	9,754	14,304	86,040	89,764

Total	$1,315,136	$1,336,820	$87,434	$99,081	$1,142,876	$1,156,802

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2013 and December 31, 2012, excluding covered loans:

March 31, 2013	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$246,401	$529,417	$106,313	$1,342,915
Nonperforming	1,838	1,660	1,891	9,764

	$248,239	$531,077	$108,204	$1,352,679

December 31, 2012	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$256,394	$524,105	$120,547	$1,312,717
Nonperforming	1,720	1,980	2,109	11,986

	$258,114	$526,085	$122,656	$1,324,703

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment unless they are modified as a troubled debt restructuring. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the three months ended March 31, 2013 and 2012, the average balance of impaired loans was $79.7 million and $89.2 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of March 31, 2013 and December 31, 2012. Of the loans purchased during 2012 and 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below. Purchased loans of $11.3 million migrated to classified-doubtful during the first quarter of 2013. Purchased loans of $8.3 million migrated to classified-doubtful during the year ended December 31, 2012.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2013
With no related allowance recorded:
Commercial	$7,941	$10,384	$—
Commercial Real Estate—Construction	1,104	1,212	—
Commercial Real Estate—Other	16,250	22,145	—
With an allowance recorded:
Commercial	19,159	24,358	4,325
Commercial Real Estate—Construction	2,523	2,523	69
Commercial Real Estate—Other	35,217	36,909	2,414

Total Commercial	$82,194	$97,531	$6,808

December 31, 2012
With no related allowance recorded:
Commercial	$6,563	$9,280	$—
Commercial Real Estate—Construction	1,179	1,287	—
Commercial Real Estate—Other	16,944	23,162	—
With an allowance recorded:
Commercial	23,417	28,574	4,702
Commercial Real Estate—Construction	3,227	3,227	69
Commercial Real Estate—Other	25,907	28,732	2,721

Total Commercial	$77,237	$94,262	$7,492

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended March 31, 2013 and 2012 are included in the tables below.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
March 31, 2013
With no related allowance recorded:
Commercial	$7,252	$—
Commercial Real Estate—Construction	1,142	—
Commercial Real Estate—Other	16,598	4
With an allowance recorded:
Commercial	21,289	10
Commercial Real Estate—Construction	2,875	—
Commercial Real Estate—Other	30,562	109

Total Commercial	$79,718	$123

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

(dollars in thousands)	Average Recorded Investment	Interest Income Recognized (1)
March 31, 2012
With no related allowance recorded:
Commercial	$8,696	$114
Commercial Real Estate—Construction	1,551	2
Commercial Real Estate—Other	28,130	186
With an allowance recorded:
Commercial	22,502	274
Commercial Real Estate—Construction	1,190	22
Commercial Real Estate—Other	27,160	283

Total Commercial	$89,229	$881

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of March 31, 2013 and December 31, 2012 are as follows:

			Recorded Investment
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days and Accruing	Nonaccrual	Total Past Due	Current
March 31, 2013
Commercial	$1,236	$289	$384	$34,354	$36,263	$1,278,873
Commercial Real Estate:
Construction	84	—	—	9,754	9,838	77,596
Other	1,808	1,095	256	86,040	89,199	1,053,677
Consumer:
Heloc	1,311	132	75	1,838	3,356	244,883
Auto	3,346	427	61	1,660	5,494	525,583
Other	1,162	271	107	1,891	3,431	104,773
Residential	10,023	557	1,075	9,764	21,419	1,331,260
Covered loans	2,255	441	30	65,171	67,897	258,500

Total loans	$21,225	$3,212	$1,988	$210,472	$236,897	$4,875,145

December 31, 2012
Commercial	$2,691	$515	$322	$36,766	$40,294	$1,296,526
Commercial Real Estate:
Construction	11	—	—	14,304	14,315	84,766
Other	3,439	665	236	81,525	85,865	1,070,937
Consumer:
Heloc	961	15	—	1,720	2,696	255,418
Auto	4,070	881	328	1,980	7,259	518,826
Other	1,732	403	110	2,109	4,354	118,302
Residential	14,686	1,874	66	11,986	28,612	1,296,091
Covered loans	2,891	941	15	103,946	107,793	264,540

Total loans	$30,481	$5,294	$1,077	$254,336	$291,188	$4,905,406

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2013, these loans totaled $224.5 million, of which $146.7 million had been sold to other financial institutions and $77.8 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the three months ended March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

For commercial troubled debt restructurings, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed fair value. To determine the fair value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loans original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

For consumer and residential troubled debt restructurings, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original effective interest rate of the loan as a discount rate.

At March 31, 2013, our troubled debt restructurings consisted of $12.0 million of commercial loans, $17.6 million of commercial real estate loans, $0.9 million of consumer loans and $0.5 million of residential loans, totaling $31.0 million. Approximately $20.8 million of the troubled debt restructuring at March 31, 2013 were included with nonaccrual loans. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans.

As of March 31, 2013 and December 31, 2012, Old National has allocated $3.2 million and $4.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of March 31, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	5	$695	$668
Commercial Real Estate—construction	—	—	—
Commercial Real Estate—other	9	1,076	949
Consumer—other	24	533	477

Total	38	$2,304	$2,094

The troubled debt restructurings described above increased the allowance for loan losses by $0.4 million and resulted in no charge-offs during the three months ended March 31, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2012:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	44	$9,585	$9,574
Commercial Real Estate—construction	3	1,392	1,382
Commercial Real Estate—other	35	16,404	16,272
Consumer—other	26	996	994

Total	108	$28,377	$28,222

The troubled debt restructurings described above increased the allowance for loan losses by $0.4 million and resulted in charge-offs of $1.0 million during the twelve months ended December 31, 2012.

The following table presents loans by class modified as troubled debt restructuring for which there was a payment default within last twelve months following the modification during the three months ended March 31, 2013. The impact of the defaults was immaterial.

(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	4	$133
Commercial Real Estate	5	539

Total	9	$672

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

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool.

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

The following table presents activity in troubled debt restructurings for the three months ended March 31, 2013 and 2012:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
Charge-offs	(27)	(2)	(87)	—	(116)
Payments	(1,286)	(1,722)	(12)	(34)	(3,054)
Additions	668	949	472	5	2,094

Balance March 31, 2013	$12,015	$17,647	$846	$470	$30,978

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2012
Troubled debt restructuring:
Balance, January 1, 2012	$7,086	$5,851	$53	$—	$12,990
Charge-offs	(565)	55	—	—	(510)
Payments	(618)	(1,655)	—	—	(2,273)
Additions	1,862	3,299	104	76	5,341

Balance March 31, 2012	$7,765	$7,550	$157	$76	$15,548

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

	March 31,	December 31,
(dollars in thousands)	2013	2012
Commercial	$5,765	$7,859
Commercial real estate	44,014	52,981
Consumer	19,230	22,432
Residential	121	123

Carrying amount	$69,130	$83,395

Carrying amount, net of allowance	$65,168	$79,120

Allowance for loan losses	$3,962	$4,275

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $162.4 million and $179.5 million as of March 31, 2013 and December 31, 2012, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $4.0 million has been recorded as loan interest income through the three months ended March 31, 2013. Accretion of $2.2 million was recorded as loan interest income through the three months ended March 31, 2012. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Total
Balance at January 1, 2013	$11,834	$3,575	$16,170	$31,579
New loans purchased	—	—	—	—
Accretion of income	(2,005)	(389)	(1,596)	(3,990)
Reclassifications from (to) nonaccretable difference	(254)	37	1,444	1,227
Disposals/other adjustments	(304)	(1)	—	(305)

Balance at March 31, 2013	$9,271	$3,222	$16,018	$28,511

Included in Old National’s allowance for loan losses is $4.0 million related to the purchased loans disclosed above for the first three months of 2013. Included in Old National’s allowance for loan losses was $4.3 million related to the purchased loans in 2012. An immaterial amount of allowances for loan losses were reversed during 2013 and 2012 related to these loans.

Purchased loans, as of the date of acquisition, for which it was probable that all contractually required payments would not be collected are as follows:

	Monroe	Integra
(dollars in thousands)	Bancorp	Bank (1)	IBT
Contractually required payments	$94,714	$921,856	$118,535
Nonaccretable difference	(45,157)	(226,426)	(53,165)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370
Accretable yield	(6,971)	(98,487)	(11,945)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425

(1)	Includes covered and noncovered.

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $326.4 million at March 31, 2013. The composition of covered loans by lending classification was as follows:

	At March 31, 2013
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$19,089	$26,991	$46,080
Commercial real estate	134,090	19,832	153,922
Residential	33,986	150	34,136
Consumer	23,373	68,886	92,259

Covered loans	210,538	115,859	326,397
Allowance for loan losses	(6,168)	—	(6,168)

Covered loans, net	$204,370	$115,859	$320,229

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $487.3 million and $534.3 million as of March 31, 2013 and December 31, 2012, respectively.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2013	2012
Balance at January 1,	$85,779	$92,053
New loans purchased	—	—
Accretion of income	(10,343)	(12,704)
Reclassifications from (to) nonaccretable difference	7,554	13,024
Disposals/other adjustments	437	13,078

Balance at March 31,	$83,427	$105,451

At March 31, 2013, the loss sharing asset is comprised of a $97.2 million FDIC indemnification asset and a $12.7 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2013, $84.3 million of the FDIC indemnification asset is related to expected indemnification payments and $12.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income:
Established through acquisitions	—	—
Cash received from FDIC	(3,923)	(20,372)
Loan expenses to be reimbursed	380	1,029
Other	(918)	(1)
Adjustments reflected in income:
(Amortization) accretion	(1,612)	(2,938)
Impairment	120	—
Write-downs/sale of other real estate	372	7,160
Recovery amounts due to FDIC	(1,243)	—
Other	61	542

Balance at March 31,	$109,861	$154,301

NOTE 10 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at March 31, 2013 and 2012:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	1,141	2,035
Sales	(2,613)	(1,356)
Gains (losses)/Write-downs	(604)	(702)

Balance, March 31, 2013	$9,103	$26,114

(1)	Includes $0.4 million of repossessed personal property at March 31, 2013.

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2012	$7,119	$30,443
Additions	746	6,682
Sales	(799)	(2,817)
Gains (losses)/Write-downs	(592)	(9,603)

Balance, March 31, 2012	$6,474	$24,705

(1)	Includes $0.4 million of repossessed personal property at March 31, 2012.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of March 31, 2013, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013 and 2012:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2013	$297,055	$41,765	$338,820
Goodwill acquired during the period	—	—	—

Balance, March 31, 2013	$297,055	$41,765	$338,820

Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	—	—	—

Balance, March 31, 2012	$212,412	$40,765	$253,177

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

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2013 and December 31, 2012 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2013
Amortized intangible assets:
Core deposit	$40,559	$(27,696)	$12,863
Customer business relationships	26,411	(18,603)	7,808
Customer trust relationships	5,352	(1,267)	4,085
Customer loan relationships	4,413	(2,474)	1,939

Total intangible assets	$76,735	$(50,040)	$26,695

December 31, 2012
Amortized intangible assets:
Core deposit	$40,559	$(25,908)	$14,651
Customer business relationships	26,411	(18,153)	8,258
Customer trust relationships	5,352	(1,080)	4,272
Customer loan relationships	4,413	(2,374)	2,039

Total intangible assets	$76,735	$(47,515)	$29,220

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

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2013 or 2012. Total amortization expense associated with other intangible assets for the three months ended March 31 was $2.5 million in 2013 and $2.0 million in 2012. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2013 remaining	$5,189
2014	5,800
2015	4,688
2016	3,767
2017	2,523
Thereafter	4,728

Total	$26,695

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2013:

	Federal Funds	Repurchase
(dollars in thousands)	Purchased	Agreements	Total
2013
Outstanding at March 31, 2013	$306,986	$337,035	$644,021
Average amount outstanding	332,568	351,977	684,545
Maximum amount outstanding at any month-end	466,861	343,288
Weighted average interest rate:
During three months ended March 31, 2013	0.22%	0.10%	0.16%
At March 31, 2013	0.20	0.30	0.25

NOTE 13—FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Old National Bancorp:
Junior subordinated debenture (variable rates of 1.88% to 2.03%) maturing March 2035 to June 2037	$28,000	$28,000
ASC 815 fair value hedge and other basis adjustments	(3,320)	(3,339)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.17% to 8.34% and variable rate 2.58%) maturing April 2013 to January 2023	455,224	155,323
Capital lease obligation	4,198	4,211
ASC 815 fair value hedge and other basis adjustments	2,696	3,298

Total other borrowings	$536,798	$237,493

Contractual maturities of other borrowings at March 31, 2013, were as follows:

(dollars in thousands)
Due in 2013	$350,349
Due in 2014	50,794
Due in 2015	63
Due in 2016	17,413
Due in 2017	21,144
Thereafter	97,659
ASC 815 fair value hedge and other basis adjustments	(624)

Total	$536,798

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 1.06% and 3.07% at March 31, 2013, and December 31, 2012, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

In the first quarter of 2013, Old National terminated a $25.0 million Federal Home Loan Bank advance, resulting in a loss on extinguishment of debt of $0.7 million. Old National also restructured $33.4 million pertaining to two FHLB advances in the first quarter of 2013, which lowered their effective interest rates from 3.27% and 3.29% to 2.04% and 2.49%, respectively.

JUNIOR SUBORDINATED DEBENTURES

Junior subordinated debentures related to trust preferred securities are classified in “other borrowings”. These securities qualify as Tier 1 capital for regulatory purposes, subject to certain limitations.

In 2007, Old National acquired St. Joseph Capital Trust II in conjunction with its acquisition of St. Joseph Capital Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by St. Joseph Capital Trust II. St. Joseph Capital Trust II issued $5.0 million in preferred securities in March 2005. The preferred securities had a cumulative annual distribution rate of 6.27% until March 2010 and now carry a variable rate of interest priced at the three-month LIBOR plus 175 basis points, payable quarterly and maturing on March 17, 2035. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by St. Joseph Capital Trust II. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities.

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

At March 31, 2013, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2013 remaining	$292
2014	410
2015	410
2016	410
2017	410
Thereafter	9,675

Total minimum lease payments	11,607
Less amounts representing interest	7,409

Present value of net minimum lease payments	$4,198

NOTE 14—EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $180 thousand to the Retirement Plan in 2013.

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

Old National contributed $33 thousand to cover benefit payments from the Restoration Plan during the first three months of 2013. Old National expects to contribute an additional $90 thousand to cover benefit payments from the Restoration Plan during the remainder of 2013.

The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Interest cost	$435	$493
Expected return on plan assets	(551)	(586)
Recognized actuarial loss	580	1,006
Settlement	279	—

Net periodic benefit cost	$743	$913

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

Old National has given notice to withdraw from the plan and has recorded an estimated $13.4 million termination liability in Accrued Expenses and Other Liabilities. As of December 31, 2012, this purchase accounting entry increased goodwill by $8.2 million after tax.

NOTE 15—STOCK-BASED COMPENSATION

At March 31, 2013, Old National had 5.1 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 75 thousand time-based restricted stock awards to certain key officers during the first quarter of 2013, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2013, unrecognized compensation expense was estimated to be $1.9 million for unvested restricted share awards.

Old National recorded expense of $0.2 million, net of tax, during the first three months of 2013, compared to income of $48 thousand during the first three months of 2012 related to the vesting of restricted share awards. Included in the first three months of 2012 is the reversal of $0.4 million of expense associated with certain performance-based restricted stock grants.

In connection with the acquisition of Indiana Community Bancorp on September 15, 2012, 15 thousand unvested Indiana Community Bancorp restricted stock awards were converted to 29 thousand unvested Old National restricted stock awards. These restricted stock awards vested December 31, 2012 upon the retirement of the participant with the remaining expense of $23 thousand accelerated into the fourth quarter of 2012.

Restricted Stock Units

The Company granted 295 thousand shares of performance based restricted stock units to certain key officers during the first quarter of 2013, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

Old National recorded $0.4 million of stock based compensation expense, net of tax, during the first three months of 2013. Old National recorded $0.3 million of stock based compensation expense, net of tax, during the first three months of 2012. Included in the first three months of 2012 is the reversal of $20 thousand of expense associated with certain performance-based restricted stock grants.

Stock Options

Old National has not granted stock options since 2009. However, in connection with the acquisition of Indiana Community Bancorp on September 15, 2012, 0.2 million options for shares of Indiana Community Bancorp stock were converted to 0.3 million options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

Old National did not record any stock based compensation expense related to stock options during the first three months of 2013. Old National recorded $6 thousand of stock based compensation expense, net of tax, during the first three months of 2012.

NOTE 16—INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Provision at statutory rate of 35%	$12,018	$10,522
Tax-exempt income	(2,897)	(2,510)
State income taxes	1,216	894
Interim period effective rate adjustment	135	17
Other, net	(80)	(583)

Income tax expense	$10,392	$8,340

Effective tax rate	30.3%	27.7%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2013 and 2012 based on the current estimate of the effective annual rate.

For the three months ended March 31, 2013, the effective tax rate was higher than the three months ended March 31, 2012. The higher tax rate in the first three months of 2013 is the result of an increase in projected pre-tax book income while tax-exempt income remained relatively stable.

No valuation allowance was recorded at March 31, 2013 and 2012 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2013	2012
Balance at January 1	$3,953	$4,145
Additions (reductions) based on tax positions related to the current year	—	—

Balance at March 31	$3,953	$4,145

Approximately $0.16 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $41.0 million at both March 31, 2013 and December 31, 2012, respectively. The March 31, 2013 and December 31, 2012 balances consist of $41.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2013, the notional amount of the interest rate lock commitments and forward commitments were $26.2 million and $35.5 million, respectively. At December 31, 2012, the notional amount of the interest rate lock commitments and forward commitments were $23.4 million and $32.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $432.0 million and $432.0 million, respectively, at March 31, 2013. At December 31, 2012, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $456.1 million and $456.1 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2013		December 31, 2012
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$5,833	Other assets	$6,458

Total derivatives designated as hedging instruments		$5,833		$6,458

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$25,635	Other assets	$29,475
Mortgage contracts	Other assets	625	Other assets	579

Total derivatives not designated as hedging instruments		$26,260		$30,054

Total derivative assets		$32,093		$36,512

	Liability Derivatives
	March 31, 2013		December 31, 2012
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$26,108	Other liabilities	$29,909
Mortgage contracts	Other liabilities	—	Other liabilities	101

Total derivatives not designated as hedging instruments		$26,108		$30,010

Total derivative liabilities		$26,108		$30,010

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		March 31, 2013	March 31, 2012
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$477	$621
Interest rate contracts (2)	Other income / (expense)	27	171

Total		$504	$792

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$241

Total		$—	$241

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$(39)	$10
Mortgage contracts	Mortgage banking revenue	147	147

Total		$108	$157

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2010, Old National was named in a class action lawsuit in Vanderburgh County Circuit Court challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which named additional plaintiffs and amended certain claims. The plaintiffs seek damages and other relief, including restitution On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which was subsequently denied by the Court. On September 7, 2012, the plaintiffs filed a motion for class certification, which was granted on March 20, 2013, and provides for a class of “All Old National Bank customers in the State of Indiana who had one or more consumer accounts and who, within the applicable statutes of limitation through August 15, 2010, incurred an overdraft fee as a result of Old National Bank’s practice of sequencing debit card and ATM transactions from highest to lowest.” Old National sought an interlocutory appeal on April 2, 2013, and the trial court has stayed proceedings pending the Court of Appeals accepting jurisdiction of the appeal. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the terms of certain leases for four additional successive terms of five years. The Company does not have any material sub-lease agreements.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.287 billion and standby letters of credit of $69.1 million at March 31, 2013. At March 31, 2013, approximately $1.245 billion of the loan commitments had fixed rates and $42 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2013 and December 31, 2012, the balance of the allowance for unfunded loan commitments was $4.5 million and $4.0 million, respectively.

At March 31, 2013 and December 31, 2012, Old National had credit extensions of $12.6 million and $13.3 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2013 and December 31, 2012, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $11.3 million and $11.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19—FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2013, the notional amount of standby letters of credit was $69.1 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2012, the notional amount of standby letters of credit was $63.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at March 31, 2013.

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

Summarized financial information concerning segments is shown in the following table for the three months ended March 31:

(dollars in thousands)	Community Banking	Treasury	Other	Total
Three months ended March 31, 2013
Net interest income	$67,405	$(3,606)	$15,251	$79,050
Provision for loan losses	(355)	—	1,200	845
Noninterest income	14,454	2,674	29,187	46,315
Noninterest expense	46,914	2,466	40,803	90,183
Income (loss) before income taxes	35,300	(3,398)	2,435	34,337
Total assets	4,908,103	4,168,349	597,239	9,673,691
Three months ended March 31, 2012
Net interest income	$69,432	$(6,390)	$11,231	$74,273
Provision for loan losses	(254)	—	2,310	2,056
Noninterest income	26,736	2,456	19,941	49,133
Noninterest expense	61,819	2,112	27,356	91,287
Income (loss) before income taxes	34,603	(6,046)	1,506	30,063
Total assets	4,504,681	3,537,169	539,208	8,581,058

Included in net interest income for the three months ended March 31, 2013 in the Community Banking segment is approximately $8.7 million associated with Indiana Community Bancorp (“IBT”), acquired on September 15, 2012. Included in noninterest income for the three months ended March 31, 2013 in the Community Banking segment is approximately $2.0 million associated with the acquisition of IBT.

Noninterest expense for the three months ended March 31, 2013 includes $1.4 million of costs in the Community Banking segment associated with the acquisition of IBT.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,217	$3,217	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,582	11,582	—	—
U.S. Government-sponsored entities and agencies	404,740	—	404,740	—
Mortgage-backed securities—Agency	1,519,988	—	1,519,988	—
Mortgage-backed securities—Non-agency	28,023	—	28,023	—
States and political subdivisions	665,339	—	664,664	675
Pooled trust preferred securities	8,554	—	—	8,554
Other securities	210,184	32,527	177,657	—
Residential loans held for sale	14,583	—	14,583	—
Derivative assets	32,093	—	32,093	—
Financial Liabilities
Derivative liabilities	26,108	—	26,108	—

		Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,097	$3,097	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,841	11,841	—	—
U.S. Government-sponsored entities and agencies	517,325	—	517,325	—
Mortgage-backed securities—Agency	1,163,788	—	1,163,788	—
Mortgage-backed securities—Non-agency	30,196	—	30,196	—
States and political subdivisions	577,324	—	576,340	984
Pooled trust preferred securities	9,359	—	—	9,359
Other securities	190,951	32,762	158,189	—
Residential loans held for sale	12,591	—	12,591	—
Derivative assets	36,512	—	36,512	—
Financial Liabilities
Derivative liabilities	30,010	—	30,010	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	4	1
Sales/payments received	(1,323)	—
Matured securities	—	(310)
Credit loss write-downs	—	—
Increase/(decrease) in fair value of securities	514	—

Ending balance, March 31, 2013	$8,554	$675

Included in the income statement is $5 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

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

Included in the income statement is $6 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	March 31, 2013	Techniques	Input	Average)
Pooled trust preferred securities	$8,554	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% -32%(8%)
			Expected asset recoveries (c)	3% -21%(14%)
State and political subdivision securities	675	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Three of the five pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$11,881	—	—	$11,881
Commercial real estate loans	12,015	—	—	12,015
Foreclosed Assets
Commercial real estate	23,869	—	—	23,869
Residential	598	—	—	598

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $30.7 million, with a valuation allowance of $6.8 million at March 31, 2013. Old National recorded $1.2 million of provision expense associated with these loans for the three months ended March 31, 2013.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $24.5 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 0% to 45% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were net write-downs of other real estate owned of $0.6 million in the first three months of 2013.

		Fair Value Measurements at December 31, 2012 Using
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

As of December 31, 2012, impaired commercial and commercial real estate loans had a principal amount of $34.1 million, with a valuation allowance of $6.8 million. Old National recorded $4.0 million of provision expense associated with these loans in 2012.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $24.5 million at December 31, 2012. There were write-downs of other real estate owned of $15.3 million in 2012.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$11,881	Fair value of collateral	Discount for type of property, age of appraisal and current status	0%-50%(25%)
Commercial real estate loans	12,015	Fair value of collateral	Discount for type of property, age of appraisal and current status	10%-40%(25%)
Foreclosed Assets
Commercial real estate	23,869	Fair value of collateral	Discount for type of property, age of appraisal and current status	10%-40%(25%)
Residential	598	Fair value of collateral	Discount for type of property, age of appraisal and current status	10%-45%(25%)

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $101 thousand and $31 thousand of interest income for residential loans held for sale for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$14,583	$411	$14,172

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2013:

Changes in Fair Value for the Three Months ended March 31, 2013, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$54	$3	$—	$57

As of March 31, 2012, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected was as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$3,883	$53	$3,830

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2012:

Changes in Fair Value for the Three Months ended March 31, 2012, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(46)	$—	$—	$(46)

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$153,903	$153,903	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	173,120	—	186,968	—
Mortgage-backed securities—Agency	50,187	—	52,672	—
State and political subdivisions	169,072	—	183,685	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,344,249	—	—	1,388,492
Commercial real estate	1,355,786	—	—	1,421,839
Residential real estate	1,383,432	—	—	1,500,354
Consumer credit	975,094	—	—	1,001,692
FDIC indemnification asset	109,861	—	—	92,622
Accrued interest receivable	46,575	110	19,950	26,515
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,973,265	$1,973,265	$—	$—
NOW, savings and money market deposits	3,902,855	3,902,855	—	—
Time deposits	1,190,199	—	1,212,468	—
Short-term borrowings:
Federal funds purchased	306,986	306,986	—	—
Repurchase agreements	337,035	337,033	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,590	—
Repurchase agreements	50,000	—	53,939	—
Federal Home Loan Bank advances	455,224	—	—	468,988
Capital lease obligation	4,198	—	5,623	—
Accrued interest payable	3,005	—	3,005	—
Standby letters of credit	350	—	—	350
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,253

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$264,060	$264,060	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	173,936	—	188,263	—
Mortgage-backed securities—Agency	56,612	—	58,919	—
State and political subdivisions	169,282	—	183,021	—
Other securities	2,998	—	2,998	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,377,817	—	—	1,424,103
Commercial real estate	1,407,420	—	—	1,475,066
Residential real estate	1,356,922	—	—	1,458,672
Consumer credit	999,672	—	—	1,030,990
FDIC indemnification asset	115,738	—	—	106,090
Accrued interest receivable	46,979	43	20,701	26,235
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,007,770	$2,007,770	$—	$—
NOW, savings and money market deposits	3,989,902	3,989,902	—	—
Time deposits	1,281,281	—	1,308,111	—
Short-term borrowings:
Federal funds purchased	231,688	231,688	—	—
Repurchase agreements	358,127	358,123	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,255	—
Repurchase agreements	50,000	—	53,422	—
Federal Home Loan Bank advances	155,323	—	—	170,664
Capital lease obligation	4,211	—	5,657	—
Accrued interest payable	3,308	—	3,308	—
Standby letters of credit	357	—	—	357
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,305

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

PART I. FINANCIAL INFORMATION

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2013 and 2012, and financial condition as of March 31, 2013, compared to March 31, 2012, and December 31, 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the first quarter of 2013, net income was $23.9 million, or $0.24 per share. This compares favorably to the $21.7 million, or $0.23 per share reported in the first quarter of 2012. The improvement in earnings year over year is primarily attributable to a $4.8 million increase in net interest income. Net interest income for the first quarter of 2013 benefited from our acquisition of Indiana Community Bancorp and the accretion associated with the purchased credit impaired loans, the growth in our residential mortgage loan portfolio, and a decrease in higher yielding time deposits.

The Company sold nine former Integra branch locations during the quarter; receiving a deposit premium of $2.2 million, and announced its intent to enter into the southwest lower Michigan market through the acquisition of 24 Bank of America branches.

In addition to targeting additional partnerships, management continues to look for ways to enhance the Company’s efficiency ratio. The Company is focused on both revenue enhancement and operating efficiency opportunities as it strives to meet its aspirational efficiency ratio of 65%. Partially offsetting these initiatives, however, is the Company’s continued focus on compliance with the June 4, 2012, consent order issued by our primary regulator, which resulted in increased professional fees of $1.7 million during the first quarter of 2013.

Credit quality remains well-controlled with net charge offs to average loans of 0.17% at March 31, 2013 compared to 0.36% a year ago. Non-performing loans to total loans improved to 4.30% compared to 5.85% at March 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		%
(dollars in thousands)	2013	2012	Change
Income Statement Summary:
Net interest income	$79,050	$74,273	6.4%
Provision for loan losses	845	2,056	(58.9)
Noninterest income	46,315	49,133	(5.7)
Noninterest expense	90,183	91,287	(1.2)
Other Data:
Return on average common equity	8.00%	8.34%
Efficiency ratio (1)	68.34	70.88
Tier 1 leverage ratio	8.71	8.78
Net charge-offs to average loans	0.17	0.36

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding old National’s results of operations.

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 63% of revenues at March 31, 2013. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended
	March 31,
(dollars in thousands)	2013	2012
Net interest income	$79,050	$74,273
Taxable equivalent adjustment	3,912	3,051

Net interest income—taxable equivalent	$82,962	$77,324

Average earning assets	$8,210,526	$7,362,100
Net interest margin	3.85%	4.04%
Net interest margin—fully taxable equivalent	4.04%	4.20%

Net interest income was $79.1 million for the three months ended March 31, 2013, up from the $74.3 million reported for the three months ended March 31, 2012. Taxable equivalent net interest income was $83.0 million for the three months ended March 31, 2013, up from the $77.3 million reported for the three months ended March 31, 2012. The net interest margin on a fully taxable equivalent basis was 4.04% for the three months ended March 31, 2013, compared to 4.20% for the three months ended March 31, 2012. The increase in net interest income is primarily due to the acquisition of Indiana Community Bancorp (“IBT”) on September 15, 2012, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets from IBT benefited net interest margin by $5.1 million, or 25 basis points during the three months ended March 31, 2013. We expect this accretion income to decline over time. The decrease in the net interest margin is primarily due to the yield on average earning assets decreasing faster than the cost of interest-bearing liabilities. The yield on interest earning assets decreased 34 basis points while the cost of interest-bearing liabilities decreased 26 basis points in the quarterly year-over-year comparison.

Average earning assets were $8.211 billion for the three months ended March 31, 2013, compared to $7.362 billion for the three months ended March 31, 2012, an increase of 11.5%, or $848.4 million. Included in average earning assets for the three months ended March 31, 2013 is approximately $386.6 million from the Indiana Community Bancorp acquisition, which was acquired on September 15, 2012. Significantly affecting average earning assets at March 31, 2013 compared to March 31, 2012, was the increase in the size of the loan portfolio combined with an increase in the size of the investment portfolio. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets and was approximately 39% of interest earnings assets at March 31, 2013.

The $436.1 million increase in average loans is primarily a result of the remaining $386.2 million of average loans acquired in the IBT acquisition. We have continued to experience growth in our residential mortgage loan portfolio, but continue to experience declines in our acquired loan portfolios.

The $337.3 million increase in the investment portfolio is in anticipation of the pending Bank of America branch acquisition. While this transaction is still subject to regulatory approval, we anticipate acquiring approximately $700 million of cash and assuming approximately $745 million of deposits. As a consequence, Old National has begun buying securities when rates are favorable in advance of the expected close in July of 2013. The investment purchases are being funded with short term borrowings which will be retired when the cash is received. The Company currently expects it will remain below $10 billion in assets and will not be subject to certain provisions of the Dodd-Frank Act.

Positively affecting margin were increases in noninterest-bearing demand deposits and short-term borrowings combined with a decrease in time deposits. The increase in short-term borrowings, as discussed above, is in anticipation of the branch acquisition from Bank of America. Over the past year, we have reduced the cost of our other borrowings by changing the composition of other borrowings. During the first quarter of 2013, we terminated a $25 million FHLB advance and restructured $33.4 million of FHLB advances. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. Year over year, time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, short-term borrowings, which have an average interest rate lower than many types of funding, have increased as a percent of total funding. Year over year, noninterest-bearing demand deposits have remained stable as a percent of total funding.

Provision for Loan Losses

The provision for loan losses was $0.8 million for the three months ended March 31, 2013, compared to $2.1 million for the three months ended March 31, 2012. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2013 was $46.3 million, a decrease of $2.8 million, or 5.7%, from the $49.1 million reported for the three months ended March 31, 2012. The decrease is primarily the result of adjustments to the FDIC indemnification asset and a decrease in service charges on deposit accounts. Partially offsetting these decreases were increases from insurance premiums and commissions and the gain on branch divestitures.

Net securities gains were $1.0 million for the three months ended March 31, 2013, compared to net securities gains of $0.5 million for the three months ended March 31, 2012. Included in the $0.5 million in the first quarter of 2012 were other-than-temporary-impairment charges of $96 thousand on three non-agency mortgage-backed securities.

Wealth management fees, which are dependent on the managed assets performance, continue to be impacted by uncertainties in the investment markets. Wealth management fees did increase by $0.6 million to $5.7 million in the first quarter of 2013, primarily due to the acquisition of Indiana Community Bancorp on September 15, 2012.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to decline. Service charges and overdraft fees were $11.1 million for the three months ended March 31, 2013, compared to $12.9 million for the three months ended March 31, 2012. The decrease is primarily attributable to a $1.5 million decrease in overdraft charges due to changes in customer behavior along with approximately $0.3 million of lost fee revenue from the 9 branches sold in the first quarter of 2013.

Mortgage banking revenue was $1.3 million for the three months ended March 31, 2013, compared to $0.6 million for the three months ended March 31, 2012. Mortgage banking revenue increased primarily as a result of an increase in gain on sale of loans, as we sold more production to the secondary market.

Insurance premiums and commissions increased $1.3 million to $10.9 million for the three months ended March 31, 2013, as compared to $9.6 million for the three months ended March 31, 2012, primarily as a result of higher contingency income.

Investment product fees increased $0.7 million, or 22.2%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is primarily as a result of increases in annuity fees and mutual fund fees.

During the third quarter of 2012, Old National announced plans to sell the deposits of nine banking centers in southern Illinois and western Kentucky. The sales closed during the first quarter of 2013. Deposits at the time of sale were approximately $150.1 million and we received a deposit premium of $2.2 million on the sales.

Other income increased $0.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase is primarily a result of increases in customer derivative fee revenue and gains on sales of foreclosed properties.

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

For the first quarter of 2013, adjustments to the FDIC indemnification asset resulted in noninterest expense of $2.3 million. This compares to noninterest income of $4.8 million during the first quarter of 2012. The first quarter of 2012 included $7.2 million of income associated with the impairment of covered other real estate owned, compared to $0.4 million of income associated with impairment of covered other real estate owned in the first quarter of 2013.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2013, totaled $90.2 million, a decrease of $1.1 million, or 1.2%, from the $91.3 million recorded for the three months ended March 31, 2012. Included in the first quarter of 2013 is approximately $1.4 million of noninterest expense related to Indiana Community Bancorp, which was acquired on September 15, 2012. A decrease in other real estate expense is the primary reason for the decrease in noninterest expense. Partially offsetting this decrease were increases in salaries and benefits expense and other expense.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2013, salaries and benefits were $51.0 million compared to $46.0 million for the three months ended March 31, 2012. Included in the first quarter of 2013 is an increase of $1.2 million for salaries and benefits expense associated with former IBT associates. Also included in the first quarter of 2013 is a $1.2 million increase in performance-based incentive compensation, a $0.9 million increase in hospitalization expense, a $0.6 million increase in commission expense and a $0.4 million increase in employment taxes.

Professional fees increased $0.9 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase is primarily attributable to other professional fees associated with the BSA/AML consent order. Continued compliance with the June 4, 2012, consent order issued by our primary regulator resulted in increased professional fees during the first quarter of 2013 as the Company continues to progress on this project. The consent order requires the Bank to, among other things: continue to review, update, and implement a written institution-wide, ongoing BSA/AML risk assessment that accurately identifies BSA/AML risks; ensure that Bank management reviews, updates, and implements its risk-based processes to obtain and analyze appropriate customer due diligence information to monitor for and investigate suspicious activity; ensure adherence to a written program for appropriate identification, analyzing and monitoring of transactions with greater than normal risk; maintain an effective BSA independent testing function; and ensure and maintain sufficient personnel with requisite expertise and skills who receive adequate on-going training. These costs were partially offset by decreases in legal and auditing fees.

Other real estate owned expense was $1.0 million for the three months ended March 31, 2013, compared to $9.8 million for the three months ended March 31, 2012. The majority of the 2012 expense was associated with other real estate properties acquired from the FDIC; 80% of which was offset by a corresponding adjustment to the FDIC indemnification asset.

Amortization of intangibles was $2.5 million for the three months ended March 31, 2013, compared to $2.0 million for the three months ended March 31, 2012. The increase is primarily due to an adjustment to core deposit intangible amortization expense related to the sale of the nine branches during the first quarter of 2013.

Other expense for the three months ended March 31, 2013, totaled $4.2 million, an increase of $2.3 million compared to the three months ended March 31, 2012. Included in expense for 2013 is approximately $0.7 million for loss on extinguishment of debt regarding the termination of a $25.0 million FHLB advance and a change of approximately $1.0 million year over year in the provision for unfunded commitments.

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

$123 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first quarter of 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $122 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first quarter of 2013.

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

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 30.3% for the three months ended March 31, 2013, compared to 27.7% for the three months ended March 31, 2012. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2013 based on the current estimate of the effective annual rate. The higher tax rate in the first three months of 2013 is the result of an increase in projected pre-tax book income while tax-exempt income remained relatively stable. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2013, our assets were $9.674 billion, a 12.7% increase compared to March 31, 2012 assets of $8.581 billion, and an increase of 1.4% compared to December 31, 2012 assets of $9.544 billion. The increase in assets is primarily the result of an increase in the investment portfolio in anticipation of the acquisition of 24 branches from Bank of America in the third quarter of 2013 and an increase in the loan portfolio from March 31, 2012, which is primarily a result of the acquisition of Indiana Community Bancorp during the third quarter of 2012. Year over year, we have reduced our reliance on higher cost deposits. Time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, short-term borrowings, which have an average interest rate lower than many types of funding, have increased as a percent of total funding. Year over year, noninterest-bearing demand deposits have remained stable as a percent of total funding.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $8.429 billion at March 31, 2013, an increase of 13.3% from March 31, 2012.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $50.2 million of 15- and 20-year fixed-rate mortgage-backed securities, $173.1 million of U.S. government-sponsored entity and agency securities and $169.1 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2013. During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.2 million at March 31, 2013 compared to $3.0 million at March 31, 2012.

At March 31, 2013, the total investment securities portfolio was $3.282 billion compared to $2.758 billion at March 31, 2012, an increase of $523.6 million or 19.0%. Investment securities increased $337.3 million compared to December 31, 2012, an increase of 11.5%. Investment securities represented 38.9% of earning assets at March 31, 2013, compared to 37.1% at March 31, 2012, and 35.9% at December 31, 2012. The increase in the investment portfolio is in anticipation of the acquisition of the 24 branches from Bank of America. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of March 31, 2013, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized gains of $49.2 million at March 31, 2013, an increase of $3.0 million compared to net unrealized gains of $46.2 million at March 31, 2012, and a decrease of $14.8 million compared to net unrealized gains of $64.0 million at December 31, 2012. No other-than-temporary-impairment charge was recorded during the first three months of 2013. A $96 thousand charge was recorded during the first three months of 2012 related to other-than-temporary-impairment on three non-agency mortgage-backed securities. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 4.06 at March 31, 2013, compared to 3.89 at March 31, 2012, and 3.71 at December 31, 2012. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.96% for the three months ended March 31, 2013, compared to 3.33% for the three months ended March 31, 2012, and 3.02% for the three months ended December 31, 2012.

Residential Loans Held for Sale

Residential loans held for sale were $14.6 million at March 31, 2013, compared to $3.9 million at March 31, 2012, and $12.6 million at December 31, 2012. At March 31, 2013, loans held for sale was made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.4 million and $0.1 million as of March 31, 2013 and March 31, 2012, respectively. At December 31, 2012, the aggregate fair value exceeded the unpaid principal balances by $0.4 million.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 32.6% of earning assets at March 31, 2013, a decrease from 34.8% at March 31, 2012, and a decrease from 34.5% at December 31, 2012. At March 31, 2013, commercial and commercial real estate loans, including covered loans, were $2.745 billion, an increase of $152.3 million since March 31, 2012, and a decrease of $85.7 million since December 31, 2012. Included in the total for March 31, 2013 is approximately $221.1 million related to our acquisition of Indiana Community Bancorp. Loan demand in our markets remains soft. However, if you exclude covered loans and the recently acquired IBT loans, we did experience modest loan growth in the commercial portfolio during the past twelve months.

Consumer Loans

At March 31, 2013, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $12.9 million or 1.3% compared to March 31, 2012, and decreased $25.0 million or 2.5% since December 31, 2012. Included in the total for March 31, 2013 is approximately $68.2 million related to our acquisition of Indiana Community Bancorp.

Residential Real Estate Loans

At March 31, 2013, residential real estate loans, including covered loans, held in our loan portfolio were $1.387 billion, an increase of $26.2 million, or 1.9%, from December 31, 2012 and an increase of $283.5 million, or 25.7%, from March 31, 2012. In addition to organic loan production, March 31, 2013 totals also include approximately $73.0 million acquired from Indiana Community Bancorp. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. At March 31, 2013, this new product had an average FICO score of 779, an average loan to value ratio of 60% and an average duration of 17.8 years. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of March 31, 2013, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	March 31,	December 31,
(dollars in thousands)	2013	2012
Loans, net of discount & allowance	$320,229	$366,617
Other real estate owned	26,114	26,137

Total covered assets	$346,343	$392,754

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At March 31, 2013, the FDIC indemnification asset was $109.9 million and was comprised of a $97.2 million FDIC indemnification asset and a $12.7 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2013, $84.3 million of the FDIC indemnification asset related to expected indemnification payments and $12.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income:
Established through acquisitions	—	—
Cash received from FDIC	(3,923)	(20,372)
Loan expenses to be reimbursed	380	1,029
Other	(918)	(1)
Adjustments reflected in income:
(Amortization) accretion	(1,612)	(2,938)
Impairment	120	—
Write-downs/sale of other real estate	372	7,160
Recovery amounts due to FDIC	(1,243)	—
Other	61	542

Balance at March 31,	$109,861	$154,301

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2013, totaled $365.5 million, an increase of $80.7 million compared to $284.8 million at March 31, 2012, and a decrease of $2.5 million compared to $368.0 million at December 31, 2012. During the third quarter of 2012, we recorded $88.6 million of goodwill and other intangible assets associated with the acquisition of Indiana Community Bancorp, of which $85.9 million is included in the “Community Banking” column and $2.7 million is included in the “Other” column for segment reporting. The decrease from December 31, 2012 is primarily attributable to amortization expense associated with other intangible assets.

Assets Held for Sale

Assets held for sale were $10.4 million at March 31, 2013 compared to $15.0 million at December 31, 2012. Included in assets held for sale are three financial centers associated with the Integra acquisition and four facilities associated with the Monroe Bancorp acquisition. The decrease is due to the branch sales that occurred in the first quarter of 2013.

Other Assets

Other assets have increased $36.6 million, or 18.5%, since March 31, 2012 primarily a result of an increase in deferred tax assets, which was partially offset by fluctuations in the fair value of derivative financial instruments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $8.247 billion at March 31, 2013, an increase of 12.8% from $7.310 billion at March 31, 2012, and an increase of 1.7% from $8.106 billion at December 31, 2012. Included in total funding were deposits of $7.066 billion at March 31, 2013, an increase of $398.5 million, or 6.0%, compared to March 31, 2012, and a decrease of $212.6 million, or 2.9%, compared to December 31, 2012. The decrease from December 31, 2012 is primarily attributable to the $150.1 million of deposits that were sold in conjunction with our branch sale in the first quarter of 2013. Included in total deposits at March 31, 2013 are $597.3 million from the acquisition of Indiana Community Bancorp. Noninterest-bearing deposits increased 11.6%, or $205.3 million, compared to March 31, 2012. Savings deposits increased 14.6%, or $244.7 million. NOW deposits increased 8.6% or $133.2 million compared to March 31, 2012. Money market deposits decreased 0.2%, or $0.6 million, while time deposits decreased 13.4% or $184.1 million compared to March 31, 2012. We continue to experience an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2013, wholesale borrowings, including short-term borrowings and other borrowings, increased $538.6 million, or 83.9%, from March 31, 2012 and increased $353.5 million, or 42.7%, from December 31, 2012, respectively. Included in wholesale funding at March 31, 2013 is $17.4 million from the acquisition of Indiana Community Bancorp. Wholesale funding as a percentage of total funding was 14.3% at March 31, 2013, compared to 8.8% at March 31, 2012, and 10.2% at December 31, 2012. Short-term borrowings have increased $291.3 million since March 31, 2012 while long-term borrowings have increased $247.3 million since March 31, 2012. The increase in wholesale funding is in anticipation of the pending branch acquisition from Bank of America, when the increased deposit funding will replace both the short-term and other borrowings. Over the past year, we have reduced the cost of other borrowings by changing the composition of other borrowings. During the first quarter of 2013, we terminated a $25 million FHLB advance and restructured $33.4 million of FHLB advances. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. Much of the increase in other borrowings during the first quarter of 2013 has involved FHLB advances with short maturities.

Capital

Shareholders’ equity totaled $1.200 billion at March 31, 2013, compared to $1.050 billion at March 31, 2012, and $1.195 billion at December 31, 2012. The March 31, 2013 and December 31, 2012 balances include approximately $88.5 million from the approximately 6.6 million shares of common stock that were issued in the acquisition of Indiana Community Bancorp.

We paid cash dividends of $0.10 per share for the three months ended March 31, 2013, which reduced equity by $10.1 million. We paid cash dividends of $0.09 per share for the three months ended March 31, 2012, which reduced equity by $8.5 million. We repurchased shares of our stock, reducing shareholders’ equity by $1.2 million during the three months ended March 31, 2013, and $0.7 million during the three months ended March 31, 2012. The repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities decreased equity by $9.5 million during the three months ended March 31, 2013, and increased equity by $3.3 million during the three months ended March 31, 2012. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $1.4 million during the three months ended March 31, 2013, compared to $0.6 million during the three months ended March 31, 2012.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2013, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $85.6 million, core deposit intangibles of $1.3 million and customer relationship intangibles of $1.7 million were recorded in conjunction with the Indiana Community Bancorp acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As of March 31, 2013, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	March 31,		December 31,
	Minimum	2013	2012	2012
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.71%	8.78%	8.53%
Tier 1 capital to risk-adjusted total assets	4.00	14.10	13.98	13.63
Total capital to risk-adjusted total assets	8.00	15.14	15.41	14.69
Shareholders’ equity to assets	N/A	12.40	12.24	12.52

As of March 31, 2013, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	March 31,		December 31,
	Minimum	Guidelines	2013	2012	2012
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	8.00%	8.02%	7.57%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	12.91	12.81	12.08
Total capital to risk-adjusted total assets	8.00	10.00	13.96	14.00	13.14

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent the greatest exposure to the current instability in the residential real estate and credit markets. At March 31, 2013, we had six non-agency collateralized mortgage obligations with a fair value of $28.0 million or approximately 0.98% of the available-for-sale securities portfolio. Five of these securities were rated below investment grade. The net unrealized gain on these securities at March 31, 2013, was approximately $0.7 million.

While the overall residential real estate market has stabilized, we expect conditions to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. Five non-agency mortgage-backed securities were rated below investment grade as of March 31, 2013. During the first quarter of 2013, one non-agency mortgage-backed security that was below investment grade paid down. There was no other-than-temporary-impairment recorded in the first quarter of 2013 on these securities. During the first quarter of 2012, we experienced $96 thousand of other-than-temporary-impairment losses on three of these securities, which was recorded as a credit loss in earnings.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2013, we had pooled trust preferred securities with a fair value of approximately $8.6 million, or 0.3% of the available-for-sale securities portfolio. During the first quarter of 2013, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at March 31, 2013, the unrealized loss on our pooled trust preferred securities was approximately $14.6 million. During the first quarter of 2012, we experienced no other-than-temporary-impairment on these securities.

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

Included in the held-to-maturity category at March 31, 2013 are approximately $50.2 million of agency mortgage-backed securities and $169.1 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $238.7 million at March 31, 2013.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At March 31, 2013, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of March 31, 2013, acquired loans totaled $369.1 million and there was $26.1 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At March 31, 2013, approximately $320.2 million of loans, net of allowance, and $26.1 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On September 15, 2012, Old National closed on its acquisition of Indiana Community Bancorp (“IBT”). As of March 31, 2013, acquired loans totaled $362.3 million and there was $1.5 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of March 31, 2013, $14.1 million met the definition of criticized, $17.1 million were considered classified, and $57.0 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2013	2012	2012
Nonaccrual loans
Commercial	$34,354	$31,717	$36,766
Commercial real estate	95,794	67,367	95,829
Residential real estate	9,764	9,833	11,986
Consumer	5,389	4,095	5,809
Covered loans (5)	65,171	158,523	103,946

Total nonaccrual loans (6)	210,472	271,535	254,336
Renegotiated loans not on nonaccrual
Noncovered loans	9,101	1,055	9,155
Covered loans	35	—	35
Past due loans (90 days or more and still accruing)
Commercial	384	40	322
Commercial real estate	256	312	236
Residential real estate	1,075	—	66
Consumer	243	84	438
Covered loans (5)	30	820	15

Total past due loans	1,988	1,256	1,077
Other real estate owned	9,103	6,474	11,179
Other real estate owned, covered (5)	26,114	24,705	26,137

Total under-performing assets	$256,813	$305,025	$301,919

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$221,742	$183,974	$233,445
Classified loans, covered (5)	81,399	186,000	121,977
Other classified assets (3)	57,017	106,353	59,202
Criticized loans	127,252	77,081	113,264
Criticized loans, covered (5)	14,240	20,163	9,344

Total criticized and classified assets	$501,650	$573,571	$537,232

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	4.30%	5.85%	5.07%
Under-performing assets/total loans and other real estate owned (1)	4.99	6.50	5.77
Under-performing assets/total assets	2.65	3.55	3.16
Allowance for loan losses/under-performing assets (4)	20.82	18.33	18.14
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	3.23	2.77	3.31
Under-performing assets/total loans and other real estate owned (1)	3.45	2.94	3.55
Under-performing assets/total assets	1.71	1.41	1.80
Allowance for loan losses/under-performing assets (4)	28.59	45.24	28.55

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 5 pooled trust preferred securities, 5 non-agency mortgage-backed securities and 4 corporate securities at March 31, 2013.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At March 31, 2013, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $102.6 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $256.8 million at March 31, 2013, a decrease of $48.2 million compared to $305.0 million at March 31, 2012, and a decrease of $45.1 million compared to $301.9 million at December 31, 2012. As a percent of total loans and other real estate owned, under-performing assets, at March 31, 2013, were 4.99%, a decrease from the March 31, 2012 ratio of 6.50% and a decrease from the December 31, 2012 ratio of 5.77%. Nonaccrual loans were $210.5 million at March 31, 2013, compared to $271.5 million at March 31, 2012, and $254.3 million at December 31, 2012. Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. At March 31, 2013, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $91.4 million, which included approximately $65.2 million of nonaccrual loans, $0.1 million of past due loans and renegotiated loans and $26.1 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. At March 31, 2013, under-performing assets related to Indiana Community Bancorp were approximately $58.5 million, which included approximately $57.0 million of nonaccrual loans and $1.5 million of other real estate owned.

Total classified and criticized assets were $501.7 million at March 31, 2013, a decrease of $71.9 million from March 31, 2012, and a decrease of $35.5 million from December 31, 2012. Included in criticized and classified assets at March 31, 2013, is $88.2 million related to the acquisition of Indiana Community Bancorp. Other classified assets include $57.0 million, $106.4 million and $59.2 million of investment securities that fell below investment grade rating at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the three months ended March 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At March 31, 2013, our troubled debt restructurings consisted of $12.0 million of commercial loans, $17.6 million of commercial real estate loans, $0.9 million of consumer loans and $0.5 million of residential loans, totaling $31.0 million. Approximately $20.8 million of the troubled debt restructuring at March 31, 2013 were included with nonaccrual loans. As of March 31, 2013, Old National had allocated specific reserves of $2.5 million to commercial loans and $0.8 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans. As of December 31, 2012, Old National had allocated specific reserves of $3.7 million to commercial loans and $0.8 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the three months ended March 31, 2013 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $2.1 million for the three months ended March 31, 2013, as compared to $4.2 million for the three months ended March 31, 2012. Annualized, net charge-offs to average loans were 0.17% for the three months ended March 31, 2013, as compared to 0.36% for the three months ended March 31, 2012. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2013, the allowance for loan losses was $53.5 million, a decrease of $2.4 million compared to $55.9 million at March 31, 2012, and a decrease of $1.3 million compared to $54.8 million at December 31, 2012. Impacting the allowance for loan losses and provision expense in 2013 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) fell while the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans) increased. As a percentage of total loans excluding loans held for sale, the allowance was 1.05% at March 31, 2013, compared to 1.20% at March 31, 2012, and 1.05% at December 31, 2012. The decrease from March 31, 2012 is primarily a result of the loans acquired from Indiana Community Bancorp during the third quarter of 2012. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses was recorded on the acquisition date. The provision for loan losses for the three months ended March 31, 2013, was $0.8 million compared to $2.1 million for the three months ended March 31, 2012.

Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through March 31, 2013, $3.9 million and $6.3 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5 (Accounting for Contingencies), FAS 114 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$3,990,087	$48,684	$114,982	$877	$210,538	$651,896	$25,848	$69,130
Remaining purchase discount	—	—	8,762	—	119,045	29,252	7,662	35,656
Allowance, January 1, 2013	36,400	8,370	—	—	5,716	51	(78)	4,304
Charge-offs	(1,808)	(1,040)	(317)	(22)	(645)	(262)	(639)	(272)
Recoveries	1,183	1,096	—	13	(8)	95	310	189
Provision expense	768	(1,618)	317	9	1,105	116	407	(259)

Allowance, March 31, 2013	$36,543	$6,808	$—	$—	$6,168	$—	$—	$3,962

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $4.5 million reserve for unfunded loan commitments at March 31, 2013 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.0 million at December 31, 2012.

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

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, March 31, 2013
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.28%	3.44%	3.73%	3.42%	3.54%	3.95%	5.01%	5.81%	5.99%
+ 2.00%	2.28%	2.44%	2.73%	2.42%	2.54%	2.95%	4.01%	4.81%	4.99%
+ 1.00%	1.28%	1.44%	1.73%	1.42%	1.54%	1.95%	3.01%	3.81%	3.99%
Yield Curve at 3/31	0.28%	0.44%	0.73%	0.42%	0.54%	0.95%	2.01%	2.81%	2.99%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.28%	1.44%	1.73%	1.42%	0.54%	0.95%	2.01%	2.81%	2.99%
Long end	0.28%	0.44%	0.73%	0.42%	0.54%	0.95%	1.01%	1.81%	1.99%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	0.54%	0.95%	2.01%	2.81%	2.99%
Long end	0.28%	0.44%	0.73%	0.42%	0.54%	0.95%	3.01%	3.81%	3.99%

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

Results of our simulation modeling project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenarios at March 31st.

	Changes in Net Interest Income
	One Year Horizon
Immediate	3/31/2013			3/31/2012
Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	232,498	(32,965)	-12.42%	240,702	(12,203)	-4.83%
+ 2.00%	246,182	(19,282)	-7.26%	247,440	(5,465)	-2.16%
+ 1.00%	259,813	(5,651)	-2.13%	254,258	1,353	0.54%
Yield Curve at 3/31
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	256,313	(9,151)	-3.45%	NA	NA	NA
Long end	261,419	(4,045)	-1.52%	NA	NA	NA
100 bp steepening of curve
Short end	264,508	(955)	-0.36%	NA	NA	NA
Long end	268,881	3,417	1.29%	NA	NA	NA

	Changes in Net Interest Income
	Two Year Cumulative Horizon
Immediate	3/31/2013			3/31/2012
Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	481,846	(41,070)	-7.85%	492,322	(7,567)	-1.51%
+ 2.00%	505,331	(17,586)	-3.36%	503,829	3,940	0.79%
+ 1.00%	524,207	1,290	0.25%	511,195	11,307	2.26%
Yield Curve at 3/31
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	511,366	(11,551)	-2.21%	NA	NA	NA
Long end	510,611	(12,306)	-2.35%	NA	NA	NA
100 bp steepening of curve
Short end	519,489	(3,428)	-0.66%	NA	NA	NA
Long end	533,974	11,057	2.11%	NA	NA	NA

From March 31, 2012 to March 31, 2013, there were significant changes to the size and mix of the balance sheet, some of which were due to the acquisition of Indiana Community Bank on September 15, 2012. During this time, investments increased by $516.5 million and net loans increased by $461.9 million, including a $288.4 million increase in residential real estate loans. Also during this time, deposits increased by $398.5 million, including an increase of $205.3 million in non-interest bearing checking, $133.2 million in NOW, and $244.7 million in savings. On November 15, 2012, two Federal Home Loan Bank advances totaling $50 million were terminated together with the accompanying pay-floating, receive-fixed interest rate swaps. Additionally, on February 7, 2013, a $25 million Federal Home Loan Bank advance was terminated.

At March 31, 2013, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will decrease our net interest income by $5.7 million (-2.13%) over a one year horizon compared to our base case scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $19.3 million (-7.26%), and $33.0 million (-12.42%) respectively. Modeling results at March 31, 2013, remain within the Company’s acceptable risk tolerance levels; however, we continue to monitor our rising rate scenarios very closely. Over a two-year horizon, the model reflects an increase in net interest income of $1.3 million (.25%) over base case, for the up 1.00%. For the up 2.00% scenario, net interest income decreases by $17.6 million (-3.36%) and, in an up 3.00% scenario, net interest income decreases $41.1 million (-7.85%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

In addition to reporting our interest rate sensitivity assuming an instantaneous shift in rates of 1.00%, 2.00% and 3.00% across the interest rate curve, we have included the following modeling scenarios; short-end flattening, long-end flattening, short-end steepening, and long-end steepening. The shape of the yield curve can have a significant impact on our net interest income as the above table illustrates. A long-end flattening of the yield curve means that rates on the short-end of the curve remain stationary while long-end rates decline by 1.00%. Our modeling projects in this scenario that our net interest income would decline by $12.3 million (-2.35%) over a two year horizon. This is caused by longer term assets re-pricing at lower rates, while pricing on deposits, which are more closely tied to short-term rates, remains static. By contrast, in a long-end steepening scenario, short-term rates remain constant while rates on the long-end increase by 1.00%. In this scenario, our net interest income is projected to increase by $11.1 million (2.11%) over a two year horizon, since assets re-price at higher rates while rates on our deposits remain constant.

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

	Economic Value of Equity
	3/31/2013			3/31/2012
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+ 3.00%	685	(58)	-7.83%	744	(24)	-3.12%
+ 2.00%	738	(4)	-0.57%	778	10	1.29%
+ 1.00%	789	47	6.30%	820	52	6.76%
Yield Curve at 3/31
- 1.00%	NA	NA	NA	NA	NA	NA

At March 31, 2013, Old National’s Economic Value of Equity (“EVE”) scenarios indicated a positive change to EVE in the up 1.00% scenario and negative changes in the 2.00%, and 3.00% scenarios. These changes in EVE modeling results were driven primarily by in the mix of the balance sheet noted above, specifically the large increase in demand and savings deposits. The value of these deposits (which are carried as liabilities) are assumed to decrease in value to a greater degree than the less rate sensitive assets on our balance sheet, under rising rate scenarios. Modeling results at March 31, 2013, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $6.8 million at March 31, 2013, compared to an estimated fair value gain of $6.5 million at March 31, 2012. In addition, the notional amount of derivatives decreased by $41.7 million from March 31, 2012. In November 2012, $50 million of fair value hedges were terminated. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for March 31, 2013.

Time Deposit Maturity Schedule March 31, 2013

Maturity Bucket	Amount (000s)	Rate
Q2 2013	$165,970	0.70%
Q3 2013	284,793	2.26%
Q4 2013	132,831	1.32%
2014	288,941	1.09%
2015	138,826	2.00%
2016	121,526	3.49%
2017	24,707	1.10%
2018 and beyond	32,605	2.05%

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

The senior debt ratings of Old National and Old National Bank at March 31, 2013, are shown in the following table.

SENIOR DEBT RATINGS

	Moody’s Investor Service		Dominion Bond Rating Svc.
	Long	Short	Long	Short
	term	term	term	term
Old National Bancorp	N/A	N/A	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	A (low)	R-1 (low)

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of March 31, 2013, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$35,775	$98,164
Unencumbered government-issued debt securities	—	1,601,727
Unencumbered investment grade municipal securities	—	644,326
Unencumbered corporate securities	—	127,644
Unencumbered other securities	—	2,568
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	599,922
Amount available from Federal Home Loan Bank Indianapolis*	—	490,428
Amount available under other credit facilities	—	—

Total available funds	$35,775	$3,564,779

*	Based on collateral pledged

The Parent Company (Old National) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At March 31, 2013, the Parent Company’s other borrowings outstanding were $28.0 million, a net decrease of $1.0 million from March 31, 2012. This decrease was the result of the Parent Company calling $13.0 million of subordinated debt and $3.0 million of trust preferred securities on June 30, 2012, while adding $15.0 million of Indiana Community Bancorp’s trust preferred securities on September 15, 2012.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2012 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.287 billion and standby letters of credit of $69.1 million at March 31, 2013. At March 31, 2013, approximately $1.245 billion of the loan commitments had fixed rates and $42 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at March 31, 2013.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2013:

CONTRACTUAL OBLIGATIONS

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$5,876,120	$—	$—	$—	$5,876,120
IRAs, consumer and brokered certificates of deposit	583,594	427,766	146,233	32,606	1,190,199
Short-term borrowings	644,021	—	—	—	644,021
Other borrowings	350,349	50,857	38,557	97,035	536,798
Fixed interest payments (2)	5,155	10,469	7,775	22,394	45,793
Operating leases	23,891	59,712	57,300	243,972	384,875
Other long-term liabilities (3)	13,580	—	—	—	13,580

(1)	For the remaining nine months of fiscal 2013.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.17% to 8.34%. All of our other long-term debt is at Libor based variable rates at March 31, 2013. The projected variable interest assumes no increase in Libor rates from March 31, 2013.
(3)	Old Natonal assumed Indiana Bank and Trust’s Pentegra Defined Benefit Plan for Financial Institutions. Old National has given notice to withdraw from the plan and has recorded a $13.4 million termination liability. Remainder is amount expected to be contributed to Old National pension plans in 2013. Amounts for 2014 and beyond are unknown at this time.

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

Management’s analysis of probable losses in the portfolio at March 31, 2013, resulted in a range for allowance for loan losses of $11.8 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.0 million and an increase of $5.7 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on From 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/13—01/31/13	—	$—	—	2,000,000
02/01/13—02/28/13	34,491	13.59	34,491	1,965,509
03/01/13—03/31/13	52,620	13.43	52,620	1,912,889

Quarter-to-date 03/31/13	87,111	$13.49	87,111	1,912,889

On January 24, 2013, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 24, 2013 and ending January 31, 2014. During the first three months of 2013, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Purchase and Assumption Agreement dated November 24, 2008 by and among Old National Bancorp, Old National Bank and RBS Citizens, National Association (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2008) and amended on March 20, 2009 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009).

2.2	Agreement and Plan of Merger dated as of October 5, 2010 by and among Old National Bancorp and Monroe Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).

2.3	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.4	Agreement and Plan of Merger dated as of January 24, 2012 by and between Old National Bancorp and Indiana Community Bancorp (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2012).

2.5	First Amendment to Agreement and Plan of Merger, dated August 28, 2012 by and between Old National Bancorp and Indiana Community Bancorp (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012).

2.6	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form
8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2006 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.12	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.13	Form of 2007 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(w) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.14	Form of 2007 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(x) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.15	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.16	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.22	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.23	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.24	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.25	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.26	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.27	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.28	Form of 2008 “Performance-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.29	Form of 2008 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.30	Old National Bancorp 2008 Incentive Compensation Plan (incorporated by reference to Appendix II of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 27, 2008).*

10.31	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.32	Letter Agreement dated December 12, 2008 by and between Old National Bancorp and the United States Department of Treasury which includes the Securities Purchase Agreement – Standard Terms (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008).

10.33	Form of 2009 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.34	Form of 2009 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.35	Form of 2009 “Service-Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.36	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.37	Preferred Stock Repurchase Agreement dated March 31, 2009 by and between Old National Bancorp and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2009).

10.38	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.39	Purchase Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.01 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.40	Servicing Agreement dated September 17, 2009 between National City Commercial Capital Company, LLC, Old National Bank and Indiana Old National Insurance Company (incorporated by reference to Exhibit 10.02 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2009).

10.41	Form of 2010 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(as) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.42	Form of 2010 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(at) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.43	Form of 2010 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(au) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.44	Voting agreement by and among directors of Monroe Bancorp (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010).*

10.45	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.46	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.47	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.48	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.49	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.50	Old National Bank Cash-Settled Value Appreciation Instrument, dated July 29, 2011 (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

10.51	Old National Bancorp 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.52	Voting agreement by and among directors of Indiana Community Bancorp (incorporated by reference to Exhibit 10(ba) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.53	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.54	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.55	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.56	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.57	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.58	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.59	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.60	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012.)*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: May 3, 2013