Form 10-Q
period 2013-06-30
OLD NATIONAL BANCORP /IN/
filed 2013-08-02
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 100,881,000 shares outstanding at June 30, 2013.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(dollars and shares in thousands, except per share data)	2013	2012	2012
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$155,135	$218,276	$165,093
Money market and other interest-earning investments	61,690	45,784	97,953

Total cash and cash equivalents	216,825	264,060	263,046
Trading securities—at fair value	3,331	3,097	2,918
Investment securities—available-for-sale, at fair value
U.S. Treasury	14,366	11,841	15,598
U.S. Government-sponsored entities and agencies	374,956	517,325	347,289
Mortgage-backed securities	1,412,869	1,193,984	1,214,689
States and political subdivisions	643,887	577,324	462,065
Other securities	213,006	200,310	168,621

Total investment securities—available-for-sale	2,659,084	2,500,784	2,208,262
Investment securities—held-to-maturity, at amortized cost (fair value $419,326, $433,201 and $493,704 respectively)	401,066	402,828	463,935
Federal Home Loan Bank stock, at cost	40,584	37,927	30,835
Residential loans held for sale, at fair value	13,572	12,591	4,366
Finance leases held for sale	11,553	—	—
Loans:
Commercial	1,397,882	1,336,820	1,205,532
Commercial real estate	1,197,997	1,255,883	1,042,581
Residential real estate	1,399,688	1,324,703	1,122,800
Consumer credit, net of unearned income	892,078	906,855	855,386
Covered loans, net of discount	288,577	372,333	489,331

Total loans	5,176,222	5,196,594	4,715,630
Allowance for loan losses	(43,890)	(49,047)	(50,424)
Allowance for loan losses—covered loans	(5,428)	(5,716)	(4,336)

Net loans	5,126,904	5,141,831	4,660,870

FDIC indemnification asset	100,391	116,624	136,994
Premises and equipment, net	91,445	89,868	71,823
Accrued interest receivable	48,516	46,979	44,163
Goodwill	339,382	338,820	253,177
Other intangible assets	24,993	29,220	30,205
Company-owned life insurance	273,887	270,629	251,676
Assets held for sale	9,275	15,047	12,784
Other real estate owned and repossessed personal property	7,739	11,179	10,765
Other real estate owned—covered	23,131	26,137	22,170
Other assets	249,393	236,002	221,567

Total assets	$9,641,071	$9,543,623	$8,689,556

Liabilities
Deposits:
Noninterest-bearing demand	$1,881,440	$2,007,770	$1,847,904
Interest-bearing:
NOW	1,652,816	1,827,665	1,603,669
Savings	1,900,148	1,869,377	1,683,777
Money market	283,686	292,860	283,092
Time	1,122,003	1,281,281	1,251,831

Total deposits	6,840,093	7,278,953	6,670,273
Short-term borrowings	530,381	589,815	346,000
Other borrowings	884,347	237,493	273,714
Accrued expenses and other liabilities	219,272	242,797	325,842

Total liabilities	8,474,093	8,349,058	7,615,829

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 100,881, 101,179 and 94,687 shares issued and outstanding, respectively	100,881	101,179	94,687
Capital surplus	912,391	916,918	835,028
Retained earnings	178,727	146,667	121,670
Accumulated other comprehensive income (loss), net of tax	(25,021)	29,801	22,342

Total shareholders’ equity	1,166,978	1,194,565	1,073,727

Total liabilities and shareholders’ equity	$9,641,071	$9,543,623	$8,689,556

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Interest Income
Loans including fees:
Taxable	$63,223	$62,911	$127,441	$125,041
Nontaxable	2,380	2,228	4,559	4,447
Investment securities, available-for-sale:
Taxable	11,140	11,316	22,212	22,660
Nontaxable	4,933	3,905	9,483	7,485
Investment securities, held-to-maturity, taxable	3,999	4,894	8,069	9,869
Money market and other interest-earning investments	7	10	20	25

Total interest income	85,682	85,264	171,784	169,527

Interest Expense
Deposits	5,016	7,044	10,284	14,726
Short-term borrowings	213	118	480	245
Other borrowings	1,262	2,129	2,779	4,310

Total interest expense	6,491	9,291	13,543	19,281

Net interest income	79,191	75,973	158,241	150,246
Provision for loan losses	(3,693)	393	(2,848)	2,449

Net interest income after provision for loan losses	82,884	75,580	161,089	147,797

Noninterest Income
Wealth management fees	6,412	5,844	12,068	10,940
Service charges on deposit accounts	11,766	12,904	22,864	25,766
ATM fees	5,942	5,895	11,740	12,228
Mortgage banking revenue	1,593	773	2,866	1,332
Insurance premiums and commissions	9,318	9,311	20,261	18,925
Investment product fees	4,074	3,163	7,657	6,094
Company-owned life insurance	1,614	1,512	3,258	3,007
Net securities gains	1,789	6,992	2,808	7,611
Total other-than-temporary impairment losses	—	(780)	—	(876)
Loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	—	(780)	—	(876)
Gain (loss) on derivatives	144	249	132	431
Gain on sale leaseback transactions	1,791	1,606	3,375	3,213
Gain on branch divestitures—deposit premium	—	—	2,244	—
Change in FDIC indemnification asset	(1,474)	(4,005)	(3,776)	759
Other income	3,275	5,078	7,062	8,245

Total noninterest income	46,244	48,542	92,559	97,675

Noninterest Expense
Salaries and employee benefits	48,723	46,751	99,683	92,797
Occupancy	12,029	13,256	24,113	25,716
Equipment	2,775	2,967	5,673	5,823
Marketing	1,934	1,495	3,139	2,937
Data processing	5,659	5,934	10,891	11,403
Communication	2,703	2,602	5,269	5,426
Professional fees	2,834	2,630	6,503	5,354
Loan expense	1,969	1,528	3,585	3,136
Supplies	649	609	1,218	1,367
FDIC assessment	118	1,379	1,770	2,774
Other real estate owned expense	1,537	1,576	2,551	11,383
Amortization of intangibles	1,840	1,911	4,365	3,932
Other expense	4,146	3,389	8,339	5,266

Total noninterest expense	86,916	86,027	177,099	177,314

Income before income taxes	42,212	38,095	76,549	68,158
Income tax expense	13,734	10,889	24,126	19,229

Net income	$28,478	$27,206	$52,423	$48,929

Net income per common share—basic	$0.28	$0.29	$0.52	$0.52
Net income per common share—diluted	0.28	0.29	0.52	0.52

Weighted average number of common shares outstanding-basic	100,981	94,514	101,031	94,479
Weighted average number of common shares outstanding-diluted	101,352	94,871	101,448	94,847

Dividends per common share	$0.10	$0.09	$0.20	$0.18

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$28,478	$27,206	$52,423	$48,929
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(73,602)	11,221	(87,385)	17,461
Reclassification adjustment for securities gains realized in income	(1,789)	(6,992)	(2,808)	(7,611)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	780	—	876
Income tax effect	28,957	(1,859)	34,366	(4,175)

Unrealized gains on available-for-sale securities	(46,434)	3,150	(55,827)	6,551
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	(177)	(231)	(354)	(461)
Income tax effect	70	92	141	184

Changes from securities held-to-maturity	(107)	(139)	(213)	(277)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	874	—	874	(240)
Income tax effect	(349)	—	(349)	96

Changes from cash flow hedges	525	—	525	(144)
Defined benefit pension plans:
Amortization of net loss recognized in income	842	1,007	1,702	2,014
Income tax effect	(665)	(403)	(1,009)	(806)

Changes from defined benefit pension plans	177	604	693	1,208

Other comprehensive income (loss), net of tax	(45,839)	3,615	(54,822)	7,338

Comprehensive income (loss)	$(17,361)	$30,821	$(2,399)	$56,267

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2011	$94,654	$834,033	$89,865	$15,004	$1,033,556
Net income	—	—	48,929	—	48,929
Other comprehensive income (loss)	—	—	—	7,338	7,338
Dividends—common stock	—	—	(17,023)	—	(17,023)
Common stock issued	10	113	—	—	123
Common stock repurchased	(55)	(631)	—	—	(686)
Stock based compensation expense	—	1,344	—	—	1,344
Stock activity under incentive comp plans	78	169	(101)	—	146

Balance, June 30, 2012	$94,687	$835,028	$121,670	$22,342	$1,073,727

Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	—	—	52,423	—	52,423
Other comprehensive income (loss)	—	—	—	(54,822)	(54,822)
Dividends—common stock	—	—	(20,211)	—	(20,211)
Common stock issued	11	128	—	—	139
Common stock repurchased	(589)	(7,097)	—	—	(7,686)
Stock based compensation expense	—	2,136	—	—	2,136
Stock activity under incentive comp plans	280	306	(152)	—	434

Balance, June 30, 2013	$100,881	$912,391	$178,727	$(25,021)	$1,166,978

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$52,423	$48,929

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,092	5,008
Amortization and impairment of other intangible assets	4,365	3,932
Net premium amortization on investment securities	15,427	7,439
Change in FDIC indemnification asset	3,776	(759)
Stock compensation expense	2,136	1,344
Provision expense (income) for loan losses	(2,848)	2,449
Net securities gains	(2,808)	(7,611)
Impairment on available-for-sale securities	—	876
Gain on branch divestitures	(2,244)	—
Recognition of deferred gain on sale leaseback transactions	(3,375)	(3,213)
(Gain) loss on derivatives	(132)	(431)
Net (gains) losses on sales and write-downs of loans and other assets	(1,618)	301
Loss on retirement of debt	993	—
Increase in cash surrender value of company owned life insurance	(3,258)	(2,983)
Residential real estate loans originated for sale	(82,586)	(30,118)
Proceeds from sale of residential real estate loans	83,909	30,654
Increase (decrease) in interest receivable	(1,537)	638
Decrease in other real estate owned	6,446	4,627
(Increase) decrease in other assets	16,543	(19,810)
Increase (decrease) in accrued expenses and other liabilities	(19,322)	81,690

Total adjustments	18,959	74,033

Net cash flows provided by operating activities	71,382	122,962

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(770,879)	(546,146)
Purchases of investment securities held-to-maturity	(15,624)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	358,817	340,782
Proceeds from sales of investment securities available-for-sale	159,073	80,176
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	8,898	18,541
Proceeds on branch divestitures	(144,236)	—
Proceeds from sale of loans	4,787	2,242
Purchases of Federal Home Loan Bank stock	(2,657)	—
Reimbursements under FDIC loss share agreements	13,098	34,449
Net principal collected from (loans made to) loan customers	1,435	43,582
Proceeds from sale of premises and equipment and other assets	3,036	3,434
Purchases of premises and equipment and other assets	(7,321)	(5,061)

Net cash flows used in investing activities	(391,573)	(28,001)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(288,725)	58,710
Short-term borrowings	(59,434)	(78,849)
Payments for maturities on other borrowings	(469)	(1,072)
Payments related to retirement of debt	(50,993)	(16,000)
Proceeds from issuance of other borrowings	700,000	—
Cash dividends paid on common stock	(20,211)	(17,023)
Common stock repurchased	(7,686)	(686)
Proceeds from exercise of stock options, including tax benefit	335	10
Common stock issued	139	123

Net cash flows provided by (used in) financing activities	272,956	(54,787)

Net increase (decrease) in cash and cash equivalents	(47,235)	40,174
Cash and cash equivalents at beginning of period	264,060	222,872

Cash and cash equivalents at end of period	$216,825	$263,046

Supplemental cash flow information:
Total interest paid	$13,951	$20,602
Total taxes paid (net of refunds)	$11,282	$6,369

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2013 and 2012, and December 31, 2012, and the results of its operations for the three and six months ended June 30, 2013 and 2012. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2012.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on net income or shareholders’ equity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 805 – In October 2012, the FASB issued an update (ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) impacting FASB ASC 805, Business Combinations. This update specifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This update became effective for interim and annual periods beginning on or after December 15, 2012, and is consistent with the Company’s accounting treatment of changes in expected cash flows and the indemnification asset and did not have a material impact on the consolidated financial statements.

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

FASB ASC 405 – In July 2013, the FASB issued an update (ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes) impacting FASB ASC 815, Derivatives and Hedging. This update permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. This will provide a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in this update are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Cash and cash equivalents	$78,540
Investment securities—available for sale	147,710
Federal Home Loan Bank stock, at cost	7,092
Loans	497,434
Premises and equipment	13,345
Accrued interest receivable	2,165
Other real estate owned	6,111
Company-owned life insurance	15,833
Other assets	49,655
Deposits	(784,589)
Other borrowings	(15,464)
Accrued expenses and other liabilities	(18,564)

Net tangible assets acquired	(732)
Definite-lived intangible assets acquired	3,024
Goodwill	86,205

Purchase price	$88,497

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. During the fourth quarter of 2012, adjustments were made in the purchase price allocation that affected the amounts allocated to loans, other real estate owned, other assets, accrued expenses and other liabilities and goodwill. During the second quarter of 2013, adjustments were made in the purchase price allocation that affected the amounts allocated to premises and equipment, other assets, accrued expenses and other liabilities and goodwill.

Of the total purchase price, $0.7 million has been allocated to net tangible liabilities acquired and $3.0 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Community Banking” and “Other” segments, as described in Note 20 of these consolidated financial statement footnotes.

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

Branch Acquisition

On January 9, 2013 Old National announced that it had entered into a purchase and assumption agreement to acquire 24 bank branches of Bank of America. Four of the branches are located in northern Indiana and 20 branches are located in southwest Michigan. Deposit and loan balances to be included in the transaction were approximately $575.0 million and $5.0 million, respectively, as of July 9, 2013. The Company paid a deposit premium of 2.94%. The acquisition has doubled Old National’s presence in the South Bend/Elkhart area and provided a logical market extension into southwest Michigan. The transaction closed on July 12, 2013.

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

(dollars and shares in thousands, except per share data)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Basic Earnings Per Share
Net income	$28,478	$27,206
Weighted average common shares outstanding	100,981	94,514
Basic Earnings Per Share	$0.28	$0.29

Diluted Earnings Per Share
Net income	$28,478	$27,206
Weighted average common shares outstanding	100,981	94,514
Effect of dilutive securities:
Restricted stock (1)	363	339
Stock options (2)	8	18

Weighted average shares outstanding	101,352	94,871
Diluted Earnings Per Share	$0.28	$0.29

(dollars and shares in thousands, except per share data)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Basic Earnings Per Share
Net income	$52,423	$48,929
Weighted average common shares outstanding	101,031	94,479
Basic Earnings Per Share	$0.52	$0.52

Diluted Earnings Per Share
Net income	$52,423	$48,929
Weighted average common shares outstanding	101,031	94,479
Effect of dilutive securities:
Restricted stock (1)	406	350
Stock options (2)	11	18

Weighted average shares outstanding	101,448	94,847
Diluted Earnings Per Share	$0.52	$0.52

(1)	No shares of restricted stock awards or restricted stock units were excluded in the computation of net income per diluted share for the second quarter ended June 30, 2013 and 2012, respectively, because the effect would be antidilutive. 0 and 1 shares of restricted stock and restricted stock units were excluded in the computation of net income per diluted share for the six months ended June 30, 2013 and 2012, respectively, because the effect would be antidilutive.
(2)	Options to purchase 1,294 shares and 3,113 shares outstanding at June 30, 2013 and 2012, respectively, were excluded in the computation of net income per diluted share for the second quarter ended June 30, 2013 and 2012, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,202 and 3,106 shares outstanding at June 30, 2013 and 2012, respectively, were excluded in the computation of net income per diluted share for the six months ended June 30, 2013 and 2012, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended June 30, 2013 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
AOCI at April 1, 2013	$29,661	$3,163	$—	$(12,006)	$20,818
Other comprehensive income (loss) before reclassifications	(45,343)	—	525	—	(44,818)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,091)	(107)	—	177	(1,021)

Net current-period other comprehensive income (loss)	(46,434)	(107)	525	177	(45,839)

AOCI at June 30, 2013	$(16,773)	$3,056	$525	$(11,829)	$(25,021)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Six Months Ended June 30, 2013 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
AOCI at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(54,089)	—	525	—	(53,564)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,738)	(213)	—	693	(1,258)

Net current-period other comprehensive income (loss)	(55,827)	(213)	525	693	(54,822)

AOCI at June 30, 2013	$(16,773)	$3,056	$525	$(11,829)	$(25,021)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30, 2013 (a)
Details about Accumulated	Amount Reclassified from
Other Comprehensive Income	Accumulated Other	Affected Line Item in the Statement
(Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented
Unrealized gains and losses onavailable-for-sale securities
	$1,789	Net securities gains
	—	Impairment losses

	1,789	Total before tax
	(698)	Tax (expense) or benefit

	$1,091	Net of tax

Unrealized gains and losses onheld-to-maturity securities
	$177	Interest income/(expense)
	(70)	Tax (expense) or benefit

	$107	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(842)	(b)
	665	Tax (expense) or benefit

	$(177)	Net of tax

Total reclassifications for the period	$1,021	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30, 2013 (a)
Details about Accumulated	Amount Reclassified from
Other Comprehensive Income	Accumulated Other	Affected Line Item in the Statement
(Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented
Unrealized gains and losses onavailable-for-sale securities
	$2,808	Net securities gains
	—	Impairment losses

	2,808	Total before tax
	(1,070)	Tax (expense) or benefit

	$1,738	Net of tax

Unrealized gains and losses onheld-to-maturity securities
	$354	Interest income/(expense)
	(141)	Tax (expense) or benefit

	$213	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(1,702)	(b)
	1,009	Tax (expense) or benefit

	$(693)	Net of tax

Total reclassifications for the period	$1,258	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2012 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended June 30, 2012 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
Balance at April 1, 2012	$28,013	$4,607	$1	$(13,894)	$18,727
Other comprehensive income (loss) before reclassifications	6,952	—	—	—	6,952
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(3,802)	(139)	—	604	(3,337)

Net current-period other comprehensive income (loss)	3,150	(139)	—	604	3,615

Balance at June 30, 2012	$31,163	$4,468	$1	$(13,290)	$22,342

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

	Changes in Accumulated Other Comprehensive Income by Component For the Six Months Ended June 30, 2012 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
Balance at January 1, 2012	$24,612	$4,745	$145	$(14,498)	$15,004
Other comprehensive income (loss) before reclassifications	10,664	—	—	—	10,664
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(4,113)	(277)	(144)	1,208	(3,326)

Net current-period other comprehensive income (loss)	6,551	(277)	(144)	1,208	7,338

Balance at June 30, 2012	$31,163	$4,468	$1	$(13,290)	$22,342

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30, 2012
Details about Accumulated	Amount Reclassified from
Other Comprehensive Income	Accumulated Other	Affected Line Item in the Statement
(Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented
Unrealized gains and losses onavailable-for-sale securities
	$6,992	Net securities gains
	(780)	Impairment losses

	6,212	Total before tax
	(2,410)	Tax (expense) or benefit

	$3,802	Net of tax

Unrealized gains and losses onheld-to-maturity securities
	$231	Interest income/(expense)
	(92)	Tax (expense) or benefit

	$139	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(1,007)	(b)
	403	Tax (expense) or benefit

	$(604)	Net of tax

Total reclassifications for the period	$3,337	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30, 2012
Details about Accumulated	Amount Reclassified from
Other Comprehensive Income	Accumulated Other	Affected Line Item in the Statement
(Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented
Unrealized gains and losses onavailable-for-sale securities
	$7,611	Net securities gains
	(876)	Impairment losses

	6,735	Total before tax
	(2,622)	Tax (expense) or benefit

	$4,113	Net of tax

Unrealized gains and losses onheld-to-maturity securities
	$461	Interest income/(expense)
	(184)	Tax (expense) or benefit

	$277	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$240	Interest income/(expense)
	(96)	Tax (expense) or benefit

	$144	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(2,014)	(b)
	806	Tax (expense) or benefit

	$(1,208)	Net of tax

Total reclassifications for the period	$3,326	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2013
Available-for-sale
U.S. Treasury	$14,166	$200	$—	$14,366
U.S. Government-sponsored entities and agencies	388,805	496	(14,345)	374,956
Mortgage-backed securities—Agency	1,383,523	23,365	(14,376)	1,392,512
Mortgage-backed securities—Non-agency	19,549	808	—	20,357
States and political subdivisions	654,345	16,849	(27,307)	643,887
Pooled trust preferred securities	23,061	—	(13,909)	9,152
Other securities	201,812	5,769	(3,727)	203,854

Total available-for-sale securities	$2,685,261	$47,487	$(73,664)	$2,659,084

Held-to-maturity
U.S. Government-sponsored entities and agencies	$172,299	$8,925	$—	$181,224
Mortgage-backed securities—Agency	44,286	1,699	—	45,985
States and political subdivisions	184,481	8,456	(820)	192,117

Total held-to-maturity securities	$401,066	$19,080	$(820)	$419,326

December 31, 2012
Available-for-sale
U.S. Treasury	$11,437	$404	$—	$11,841
U.S. Government-sponsored entities and agencies	515,469	2,794	(938)	517,325
Mortgage-backed securities—Agency	1,130,991	33,244	(447)	1,163,788
Mortgage-backed securities—Non-agency	29,359	1,175	(338)	30,196
States and political subdivisions	542,559	35,805	(1,040)	577,324
Pooled trust preferred securities	24,884	—	(15,525)	9,359
Other securities	182,070	10,473	(1,592)	190,951

Total available-for-sale securities	$2,436,769	$83,895	$(19,880)	$2,500,784

Held-to-maturity
U.S. Government-sponsored entities and agencies	$173,936	$14,327	$—	$188,263
Mortgage-backed securities—Agency	56,612	2,307	—	58,919
States and political subdivisions	169,282	13,739	—	183,021
Other securities	2,998	—	—	2,998

Total held-to-maturity securities	$402,828	$30,373	$—	$433,201

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

	June 30, 2013		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$22,902	$23,082	3.12%
One to five years	137,657	143,052	3.47
Five to ten years	536,543	528,020	2.48
Beyond ten years	1,988,159	1,964,930	2.89

Total	$2,685,261	$2,659,084	2.84%

Held-to-maturity
Within one year	$66	$66	2.74%
One to five years	15,452	16,125	4.29
Five to ten years	136,403	141,789	2.86
Beyond ten years	249,145	261,346	4.49

Total	$401,066	$419,326	3.93%

The following table summarizes the investment securities with unrealized losses at June 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Available-for-Sale
U.S. Government-sponsored entities and agencies	$337,317	$(14,345)	$—	$—	$337,317	$(14,345)
Mortgage-backed securities—Agency	653,601	(14,376)	—	—	653,601	(14,376)
States and political subdivisions	321,483	(27,301)	949	(6)	322,432	(27,307)
Pooled trust preferred securities	—	—	9,152	(13,909)	9,152	(13,909)
Other securities	97,680	(2,479)	6,850	(1,248)	104,530	(3,727)

Total available-for-sale	$1,410,081	$(58,501)	$16,951	$(15,163)	$1,427,032	$(73,664)

Held-to-Maturity
States and political subdivisions	$28,600	$(820)	$—	$—	$28,600	$(820)

Total held-to-maturity	$28,600	$(820)	$—	$—	$28,600	$(820)

December 31, 2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$201,151	$(938)	$—	$—	$201,151	$(938)
Mortgage-backed securities—Agency	64,213	(447)	—	—	64,213	(447)
Mortgage-backed securities—Non-agency	—	—	5,696	(338)	5,696	(338)
States and political subdivisions	63,311	(1,040)	—	—	63,311	(1,040)
Pooled trust preferred securities	—	—	9,359	(15,525)	9,359	(15,525)
Other securities	23,617	(162)	6,658	(1,430)	30,275	(1,592)

Total available-for-sale	$352,292	$(2,587)	$21,713	$(17,293)	$374,005	$(19,880)

Proceeds from sales and calls of securities available for sale were $307.4 million and $197.3 million for the six months ended June 30, 2013 and 2012, respectively. Gains of $2.5 million and $7.6 million were realized on these sales during 2013 and 2012, respectively. Also included in net securities gains for the first six months of 2013 is $204 thousand of gains associated with the trading securities and $195 thousand of gains from mutual funds. There were no other-than-temporary impairment charges related to credit loss in the first six months of 2013. Impacting earnings in the first six months of 2012 was $45 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on five non-agency mortgage-backed securities and one trust preferred security in the amount of $876 thousand.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.3 million at June 30, 2013 and $3.1 million at December 31, 2012.

During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds. Specifically, the release indicated that if U.S. policymakers failed to address the fiscal cliff and take legislative action, a series of key fiscal measures would occur in January. One of these measures that involves automatic spending cuts (or “sequestration”) mandated by the Budget Control Act had, among other things, implications for taxable “Build America Bonds” (“BABs”). The OMB included in its report that 7.6%, or $322 million, of subsidy payments authorized for issuers of BABs would be reduced in 2013. This cut could in turn trigger an “Extraordinary Redemption Provision” within the BAB structure allowing the issuer to potentially call some bonds at par. This par call could generate a large loss for buyers of BABs if they paid a premium for these securities at purchase.

Old National owns a significant number of premium BABs, largely classified as held-to-maturity securities, that would generate a loss if called at par. In response to this event and consistent with FASB ASC 320-10-25-6, Old National moved certain BABs from held-to-maturity to available-for-sale based on the following criteria:

1)	BABS that were purchased at a premium;

2)	BABS with a par value of $1.0 million or more (BABS with a par value below $1.0 million remained in held-to-maturity as, in management’s opinion, they would not have a material negative impact on earnings if called at par).

Once these BABS were reclassified, Old National reviewed each holding for potential sale in order to limit any negative earnings impact.

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

There was no other-than-temporary-impairment recorded in the first six months of 2013. In the first half of 2012, $0.9 million of other-than-temporary-impairment was recorded.

As of June 30, 2013, Old National’s securities portfolio consisted of 1,328 securities, 374 of which were in an unrealized loss position. Unrealized losses related to Old National’s holdings of pooled trust preferred securities have remained for the longest continuous period of time and are discussed below.

Pooled Trust Preferred Securities

At June 30, 2013, the Company’s securities portfolio contained five pooled trust preferred securities with a fair value of $9.2 million and unrealized losses of $13.9 million. Three of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $3.2 million with unrealized losses of $5.6 million at June 30, 2013. These securities were rated A2 and A3 at inception, but at June 30, 2013, one security was rated CC, one security was rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2013, our model indicated no other-than-temporary-impairment losses on these securities. During the first quarter of 2013 one of these securities was sold. The Company recorded a gain of $224 thousand associated with this sale. At June 30, 2013, the Company has no intent to sell any of these securities that are in an unrealized loss position.

Two of our pooled trust preferred securities with a fair value of $6.0 million and unrealized losses of $8.3 million at June 30, 2013 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the six months ended June 30, 2012, the six securities subject to FASB ASC 325-10 accounted for $7.1 million of the unrealized losses in the pooled trust preferred securities category. For the six months ended June 30, 2012, our model indicated other-than-temporary-impairment losses on one security of $161 thousand, all of which was recorded as a credit loss in earnings. At June 30, 2012, the fair value of this security was $475 thousand and it was classified as available for sale.

Two of our pooled trust preferred securities with a fair value of $4.6 million and unrealized losses of $9.7 million at June 30, 2012 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

Trust preferred securities June 30, 2013 (Dollars in Thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2013	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
MM Community Funding IX	B-2	CC	$2,067	$888	$(1,179)	$—	14/27	32.0%	5.4%	0.0%
Reg Div Funding 2004	B-2	D	4,012	938	(3,074)	—	23/43	40.7%	6.1%	0.0%
Pretsl XII	B-1	C	2,696	1,350	(1,346)	—	48/71	24.8%	6.9%	0.0%
Pretsl XXVII LTD	B	CC	4,872	1,402	(3,470)	—	33/47	25.1%	18.8%	30.9%
Trapeza Ser 13A	A2A	B	9,414	4,574	(4,840)	—	41/51	27.6%	18.3%	46.5%

			23,061	9,152	(13,909)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	958	990	32	—
First Empire Cap (M&T)		BB+	2,910	2,970	60	—
Fleet Cap Tr V (BOA)		Ba2	3,369	2,800	(569)	—
JP Morgan Chase Cap XIII		BBB	4,729	4,050	(679)	—
NB-Global		BB	726	785	59	—

			12,692	11,595	(1,097)	—
Total			$35,753	$20,747	$(15,006)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

There was no other-than-temporary-impairment for the six months ending June 30, 2013 compared to $876 thousand of other-than-temporary-impairment for the six months ended June 30, 2012. The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2012 and the related credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
	Vintage	Lowest Credit Rating (1)	Amortized Cost	Three months ended June 30, 2012	Six months ended June 30, 2012
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$13,176	$84	$160
CWALT Ser 73CB	2005	D	2,772	117	117
HALO Ser 1R	2006	B	15,470	129	133
RAST A9	2004	CCC	9,567	142	142
RFMSI Ser S10	2006	D	3,419	147	163

			$44,404	619	715
Pooled trust preferred securities:
Reg Div Funding	2004	D	$4,017	161	161

			$4,017	161	161
Total other-than-temporary-impairment recognized in earnings				$780	$876

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2013, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
		Lowest Credit	Amortized	Six Months ended June 30,	Year ended December 31,				Life-to
	Vintage	Rating(1)	Cost	2013	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$10,753	$—	$299	$—	$79	$63	$441
CWALT Ser 73CB (2)	2005		—	—	151	—	207	83	441
CWALT Ser 73CB (2)	2005		—	—	35	—	427	182	644
CWHL 2006-10 (2)	2006		—	—	—	—	309	762	1,071
CWHL 2005-20	2005		—	—	—	—	39	72	111
FHASI Ser 4 (2)	2007		—	—	—	340	629	223	1,192
HALO Ser 1R (2)	2006		—	—	133	16	—	—	149
RFMSI Ser S9 (2)	2006		—	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	2,850	—	178	165	76	249	668
RALI QS2 (2)	2006		—	—	—	—	278	739	1,017
RAST A9	2004		—	—	142	—	—	—	142
RFMSI S1(2)	2006		—	—	—	—	30	176	206

			13,603	—	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003		—	—	—	888	444	3,517	4,849
MM Community Funding IX	2003	CC	2,067	—	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,012	—	165	—	321	5,199	5,685
Pretsl XII	2003	C	2,696	—	—	—	—	1,897	1,897
Pretsl XV (2)	2004		—	—	—	—	—	3,374	3,374
Reg Div Funding (2)	2005		—	—	311	—	—	3,767	4,078

			8,775	—	476	888	930	20,366	22,660
Total other-than-temporary- impairment recognized in earnings				$—	$1,414	$1,409	$3,927	$24,795	$31,545

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold.

NOTE 7 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At June 30, 2013 and December 31, 2012, Old National had residential loans held for sale of $13.6 million and $12.6 million, respectively.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale has an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale are to a variety of borrowers, with various types of equipment securing the leases, and all of the leases are current. Old National does not intend to sell its nontaxable finance leases.

During the first six months of 2013, commercial and commercial real estate loans held for investment of $3.6 million, including $0.4 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $4.8 million, resulting in a charge-off of $0.2 million, recoveries of $0.4 million and other income of $1.0 million. At June 30, 2013, there were no loans held for sale under this arrangement.

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

The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2013	2012
Commercial (1)	$1,397,882	$1,336,820
Commercial real estate:
Construction	85,283	99,081
Other	1,112,714	1,156,802
Residential real estate	1,399,688	1,324,703
Consumer credit:
Heloc	244,596	258,114
Auto	540,777	526,085
Other	106,705	122,656
Covered loans	288,577	372,333

Total loans	5,176,222	5,196,594
Allowance for loan losses	(43,890)	(49,047)
Allowance for loan losses—covered loans	(5,428)	(5,716)

Net loans	$5,126,904	$5,141,831

(1)	Includes direct finance leases of $34.8 million at June 30, 2013 and $57.7 million at December 31, 2012.

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

Commercial real estate

These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing Old National’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, Old National avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of June 30, 2013, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Old National’s activity in the allowance for loan losses for the three months ended June 30, 2013 and 2012 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$16,967	$28,446	$4,685	$3,383	—	$53,481
Charge-offs	(859)	(1,065)	(1,612)	(454)	—	(3,990)
Recoveries	1,314	849	1,174	183	—	3,520
Provision	(2,338)	(1,635)	597	(317)	—	(3,693)

Ending balance	$15,084	$26,595	$4,844	$2,795	—	$49,318

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$18,094	$27,818	$5,646	$4,358	—	$55,916
Charge-offs	(1,972)	(718)	(2,125)	(360)	—	(5,175)
Recoveries	849	1,553	1,188	36	—	3,626
Provision	879	(32)	(27)	(427)	—	393

Ending balance	$17,850	$28,621	$4,682	$3,607	—	$54,760

Old National’s activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 is as follows:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	—	$54,763
Charge-offs	(1,969)	(2,801)	(3,514)	(711)	—	(8,995)
Recoveries	2,029	1,738	2,408	223	—	6,398
Provision	382	(3,631)	795	(394)	—	(2,848)

Ending balance	$15,084	$26,595	$4,844	$2,795	—	$49,318

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(3,240)	(4,093)	(4,550)	(920)	—	(12,803)
Recoveries	2,293	2,121	2,525	115	—	7,054
Provision	(1,167)	3,600	(247)	263	—	2,449

Ending balance	$17,850	$28,621	$4,682	$3,607	—	$54,760

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2013 and December 31, 2012 and other information regarding the allowance:

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
June 30, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$4,593	$2,615	—	—	—	$7,208

Ending balance: collectively evaluated for impairment	$10,435	$16,464	$3,569	$2,726	—	$33,194

Ending balance: noncovered loans acquired with deteriorated credit quality	$56	$3,254	$140	$38	—	$3,488

Ending balance: covered loans acquired with deteriorated credit quality	—	$4,262	$1,135	$31	—	$5,428

Total allowance for credit losses	$15,084	$26,595	$4,844	$2,795	—	$49,318

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,117	$46,419	—	—	—	$75,536

Ending balance: collectively evaluated for impairment	$1,390,721	$1,130,824	$941,390	$1,399,724	—	$4,862,659

Ending balance: loans acquired with deteriorated credit quality	$440	$40,652	$16,408	$120	—	$57,620

Ending balance: covered loans acquired with deteriorated credit quality	$16,925	$110,785	$20,893	$31,804	—	$180,407

Total loans and leases outstanding	$1,437,203	$1,328,680	$978,691	$1,431,648	—	$5,176,222

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$4,702	$2,790	—	—	—	$7,492

Ending balance: collectively evaluated for impairment	$9,900	$19,541	$4,202	$3,637	—	$37,280

Ending balance: noncovered loans acquired with deteriorated credit quality	$40	$4,060	$135	$40	—	$4,275

Ending balance: covered loans acquired with deteriorated credit quality	—	$4,898	$818	—	—	$5,716

Total allowance for credit losses	$14,642	$31,289	$5,155	$3,677	—	$54,763

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,980	$47,257	—	—	—	$77,237

Ending balance: collectively evaluated for impairment	$1,330,913	$1,175,830	$946,654	$1,334,813	—	$4,788,210

Ending balance: loans acquired with deteriorated credit quality	$7,859	$52,981	$22,432	$123	—	$83,395

Ending balance: covered loans acquired with deteriorated credit quality	$23,707	$162,641	$35,741	$25,663	—	$247,752

Total loans and leases outstanding	$1,392,459	$1,438,709	$1,004,827	$1,360,599	—	$5,196,594

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

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of June 30, 2013 and December 31, 2012, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)			Commercial Real Estate-		Commercial Real Estate-
Corporate Credit	Commercial		Construction		Other
Exposure by Internally	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Assigned Grade	2013	2012	2013	2012	2013	2012
Grade:
Pass	$1,238,749	$1,237,274	$64,912	$62,604	$958,349	$965,967
Criticized	109,873	38,476	9,383	11,969	33,545	62,819
Classified—substandard	17,852	23,388	3,749	10,204	45,428	38,252
Classified—doubtful	31,408	37,682	7,239	14,304	75,392	89,764

Total	$1,397,882	$1,336,820	$85,283	$99,081	$1,112,714	$1,156,802

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2013 and December 31, 2012, excluding covered loans:

June 30, 2013	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$243,149	$539,027	$104,895	$1,389,276
Nonperforming	1,447	1,750	1,810	10,412

	$244,596	$540,777	$106,705	$1,399,688

December 31, 2012	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$256,394	$524,105	$120,547	$1,312,717
Nonperforming	1,720	1,980	2,109	11,986

	$258,114	$526,085	$122,656	$1,324,703

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment unless they are modified as a troubled debt restructuring. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the six months ended June 30, 2013 and 2012, the average balance of impaired loans was $76.4 million and $72.0 million, respectively, for which no interest income was recorded. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of June 30, 2013 and December 31, 2012. Of the loans purchased during 2012 and 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
June 30, 2013
With no related allowance recorded:
Commercial	$12,646	$13,938	$—
Commercial Real Estate—Construction	603	711	—
Commercial Real Estate—Other	13,478	19,150	—
With an allowance recorded:
Commercial	16,471	21,326	4,593
Commercial Real Estate—Construction	2,844	2,844	69
Commercial Real Estate—Other	29,494	31,395	2,546

Total Commercial and CRE	$75,536	$89,364	$7,208

December 31, 2012
With no related allowance recorded:
Commercial	$6,563	$9,280	$—
Commercial Real Estate—Construction	1,179	1,287	—
Commercial Real Estate—Other	16,944	23,162	—
With an allowance recorded:
Commercial	23,417	28,574	4,702
Commercial Real Estate—Construction	3,227	3,227	69
Commercial Real Estate—Other	25,907	28,732	2,721

Total Commercial and CRE	$77,237	$94,262	$7,492

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended June 30, 2013 and 2012 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2013
With no related allowance recorded:
Commercial	$10,294	$58
Commercial Real Estate—Construction	854	—
Commercial Real Estate—Other	14,865	9
With an allowance recorded:
Commercial	17,815	21
Commercial Real Estate—Construction	2,684	—
Commercial Real Estate—Other	32,356	(14)

Total Commercial and CRE	$78,868	$74

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2012
With no related allowance recorded:
Commercial	$7,525	$(4)
Commercial Real Estate—Construction	987	—
Commercial Real Estate—Other	14,241	33
With an allowance recorded:
Commercial	20,831	39
Commercial Real Estate—Construction	1,593	—
Commercial Real Estate—Other	26,544	44

Total Commercial and CRE	$71,721	$112

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the six months ended June 30, 2013 and 2012 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2013
With no related allowance recorded:
Commercial	$9,605	$58
Commercial Real Estate—Construction	891	—
Commercial Real Estate—Other	15,212	13
With an allowance recorded:
Commercial	19,945	31
Commercial Real Estate—Construction	3,036	—
Commercial Real Estate—Other	27,701	95

Total Commercial and CRE	$76,390	$197

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2012
With no related allowance recorded:
Commercial	$8,393	$—
Commercial Real Estate—Construction	1,136	—
Commercial Real Estate—Other	15,730	43
With an allowance recorded:
Commercial	21,365	68
Commercial Real Estate—Construction	1,532	2
Commercial Real Estate—Other	23,883	55

Total Commercial and CRE	$72,039	$168

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of June 30, 2013 and December 31, 2012 are as follows:

			Recorded
			Investment
	30-59 Days	60-89 Days	> 90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
June 30, 2013
Commercial	$815	$96	$11	$31,408	$32,330	$1,365,552
Commercial Real Estate:
Construction	—	—	—	7,239	7,239	78,044
Other	1,660	213	80	75,392	77,345	1,035,369
Consumer:
Heloc	496	107	112	1,447	2,162	242,434
Auto	3,451	669	194	1,750	6,064	534,713
Other	1,311	287	134	1,810	3,542	103,163
Residential	8,688	1,518	658	10,412	21,276	1,378,412
Covered loans	2,458	561	18	60,312	63,349	225,228

Total loans	$18,879	$3,451	$1,207	$189,770	$213,307	$4,962,915

December 31, 2012
Commercial	$2,691	$515	$322	$36,766	$40,294	$1,296,526
Commercial Real Estate:
Construction	11	—	—	14,304	14,315	84,766
Other	3,439	665	236	81,525	85,865	1,070,937
Consumer:
Heloc	961	15	—	1,720	2,696	255,418
Auto	4,070	881	328	1,980	7,259	518,826
Other	1,732	403	110	2,109	4,354	118,302
Residential	14,686	1,874	66	11,986	28,612	1,296,091
Covered loans	2,891	941	15	103,946	107,793	264,540

Total loans	$30,481	$5,294	$1,077	$254,336	$291,188	$4,905,406

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2013, these loans totaled $225.7 million, of which $140.6 million had been sold to other financial institutions and $85.1 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the six months ended June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At June 30, 2013, our troubled debt restructurings consisted of $11.4 million of commercial loans, $19.2 million of commercial real estate loans, $0.8 million of consumer loans and $0.7 million of residential loans, totaling $32.1 million. Approximately $21.5 million of the troubled debt restructuring at June 30, 2013 were included with nonaccrual loans. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans.

As of June 30, 2013 and December 31, 2012, Old National has allocated $3.9 million and $4.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of June 30, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2013:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	13	$2,212	$2,172
Commercial Real Estate—construction	—	—	—
Commercial Real Estate—other	18	3,456	3,307
Consumer—other	39	1,076	990

Total	70	$6,744	$6,469

The troubled debt restructurings described above increased the allowance for loan losses by $1.0 million and resulted in no charge-offs during the six months ended June 30, 2013.

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

The following table presents loans by class modified as troubled debt restructuring for which there was a payment default within last twelve months following the modification during the six months ended June 30, 2013. The impact of the defaults was immaterial.

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring That Subsequently Defaulted:
Commercial	1	$—
Commercial Real Estate	5	535

Total	6	$535

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

The terms of certain other loans were modified during the six months ended June 30, 2013 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2013, it has not been necessary to remove any loans from PCI accounting.

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

The following table presents activity in troubled debt restructurings for the six months ended June 30, 2013 and 2012:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
Charge-offs/(recoveries)	402	(57)	(62)	—	283
Payments	(3,894)	(2,435)	(351)	(40)	(6,720)
Additions	2,172	3,307	764	226	6,469

Balance June 30, 2013	$11,340	$19,237	$824	$685	$32,086

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2012
Troubled debt restructuring:
Balance, January 1, 2012	$7,086	$5,851	$53	$—	$12,990
Charge-offs/(recoveries)	(1,300)	333	—	—	(967)
Payments	(1,003)	(2,458)	(6)	(1)	(3,468)
Additions	2,914	6,730	130	248	10,022

Balance June 30, 2012	$7,697	$10,456	$177	$247	$18,577

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

	June 30,	December 31,
(dollars in thousands)	2013	2012
Commercial	$440	$7,859
Commercial real estate	40,652	52,981
Consumer	16,408	22,432
Residential	120	123

Carrying amount	$57,620	$83,395

Carrying amount, net of allowance	$54,132	$79,120

Allowance for loan losses	$3,488	$4,275

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $146.3 million and $179.5 million as of June 30, 2013 and December 31, 2012, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $8.9 million has been recorded as loan interest income through the six months ended June 30, 2013. Accretion of $6.0 million was recorded as loan interest income through the six months ended June 30, 2012. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Total
Balance at January 1, 2013	$11,834	$3,575	$16,170	$31,579
New loans purchased	—	—	—	—
Accretion of income	(2,634)	(729)	(5,583)	(8,946)
Reclassifications from (to) nonaccretable difference	(258)	(12)	3,523	3,253
Disposals/other adjustments	(305)	(49)	(113)	(467)

Balance at June 30, 2013	$8,637	$2,785	$13,997	$25,419

Included in Old National’s allowance for loan losses is $3.5 million related to the purchased loans disclosed above for the first six months of 2013. Included in Old National’s allowance for loan losses was $4.3 million related to the purchased loans in 2012. An immaterial amount of allowances for loan losses were reversed during 2013 and 2012 related to these loans.

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

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $288.6 million at June 30, 2013. The composition of covered loans by lending classification was as follows:

	At June 30, 2013
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$16,925	$22,396	$39,321
Commercial real estate	110,785	19,898	130,683
Residential	31,804	156	31,960
Consumer	20,893	65,720	86,613

Covered loans	180,407	108,170	288,577
Allowance for loan losses	(5,428)	—	(5,428)

Covered loans, net	$174,979	$108,170	$283,149

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $446.3 million and $529.2 million as of June 30, 2013 and December 31, 2012, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the six months ended June 30, 2013:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(78,174)	—	—	(78,174)
Accretion of loan discount	—	—	19,174	19,174
Changes in contractual and expected cash flows due to remeasurement	(14,514)	23,521	(8,873)	134
Removals due to foreclosure or sale	(7,764)	948	(1,663)	(8,479)

Balance at June 30, 2013	$324,075	$(66,527)	$(77,141)	$180,407

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the six months ended June 30, 2012:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount
Balance at January 1, 2012	$729,496	$(180,655)	$(92,053)	$456,788
Principal reductions and interest payments	(116,204)	—	—	(116,204)
Accretion of loan discount	—	—	26,102	26,102
Changes in contractual and expected cash flows due to remeasurement	13,829	16,532	(35,678)	(5,317)
Removals due to foreclosure or sale	(17,030)	8,952	1,326	(6,752)

Balance at June 30, 2012	$610,091	$(155,171)	$(100,303)	$354,617

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2013	2012
Balance at January 1,	$85,779	$92,053
New loans purchased	—	—
Accretion of income	(19,174)	(26,102)
Reclassifications from (to) nonaccretable difference	8,873	35,678
Disposals/other adjustments	1,663	(1,326)

Balance at June 30,	$77,141	$100,303

At June 30, 2013, the $100.4 million loss sharing asset is comprised of an $89.6 million FDIC indemnification asset and a $10.8 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At June 30, 2013, $63.8 million of the FDIC indemnification asset is related to expected indemnification payments and $25.8 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the six months ended June 30, 2013 and 2012:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income:
Established through acquisitions	—	—
Cash received from FDIC	(13,098)	(34,449)
Loan expenses to be reimbursed	911	1,802
Other	(270)	1
Adjustments reflected in income:
(Amortization) accretion	(3,782)	(7,270)
Impairment	95	(4)
Write-downs/sale of other real estate	1,093	7,473
Recovery amounts due to FDIC	(1,243)	—
Other	61	560

Balance at June 30,	$100,391	$136,994

NOTE 10 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at June 30, 2013 and 2012:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	2,682	5,354
Sales	(5,001)	(5,823)
Gains (losses)/Write-downs	(1,121)	(2,537)

Balance, June 30, 2013	$7,739	$23,131

(1)	Includes $0.2 million of repossessed personal property at June 30, 2013.

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2012	$7,119	$30,443
Additions	7,309	6,807
Sales	(2,227)	(4,720)
Gains (losses)/Write-downs	(1,436)	(10,360)

Balance, June 30, 2012	$10,765	$22,170

(1)	Includes $0.4 million of repossessed personal property at June 30, 2012.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of June 30, 2013, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013 and 2012:

	Community
(dollars in thousands)	Banking	Other	Total
Balance, January 1, 2013	$297,055	$41,765	$338,820
Goodwill acquired during the period	562	—	562

Balance, June 30, 2013	$297,617	$41,765	$339,382

Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	—	—	—

Balance, June 30, 2012	$212,412	$40,765	$253,177

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2012 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with the Indiana Community Bancorp acquisition. This was allocated to the “Community Banking” segment. During the second half of 2012, Old National recorded $85.6 million of goodwill associated with the acquisition of Indiana Community Bancorp, of which $84.6 million was allocated to the “Community Banking” segment and $1.0 million to the “Other” segment.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2013 and December 31, 2012 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2013
Amortized intangible assets:
Core deposit	$40,559	$(28,772)	$11,787
Customer business relationships	26,549	(19,081)	7,468
Customer trust relationships	5,352	(1,453)	3,899
Customer loan relationships	4,413	(2,574)	1,839

Total intangible assets	$76,873	$(51,880)	$24,993

December 31, 2012
Amortized intangible assets:
Core deposit	$40,559	$(25,908)	$14,651
Customer business relationships	26,411	(18,153)	8,258
Customer trust relationships	5,352	(1,080)	4,272
Customer loan relationships	4,413	(2,374)	2,039

Total intangible assets	$76,735	$(47,515)	$29,220

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Other” segment. During the third quarter of 2012, Old National increased core deposit intangibles by $1.3 million related to the acquisition of Indiana Community Bancorp, which is included in the “Community Banking” segment. Also during the third quarter of 2012, Old National increased customer relationship intangibles by $1.7 million associated with the trust business of Indiana Community Bancorp, which is included in the “Other” segment. During the second quarter of 2012, Old National increased customer business relationships by $0.5 million relating to the purchase of an insurance book of business, which is included in the “Other” segment.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2013 or 2012. Total amortization expense associated with other intangible assets for the six months ended June 30 was $4.4 million in 2013 and $3.9 million in 2012. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2013 remaining	$3,417
2014	5,824
2015	4,709
2016	3,785
2017	2,539
Thereafter	4,719

Total	$24,993

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2013:

	Federal Funds	Repurchase
(dollars in thousands)	Purchased	Agreements	Total
2013
Outstanding at June 30, 2013	$105,190	$425,191	$530,381
Average amount outstanding	288,247	332,990	621,237
Maximum amount outstanding at any month-end	466,861	425,191
Weighted average interest rate:
During six months ended June 30, 2013	0.23%	0.09%	0.16%
At June 30, 2013	0.21	0.28	0.27

NOTE 13 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
(dollars in thousands)	2013	2012
Old National Bancorp:
Junior subordinated debenture (variable rates of 1.87% to 2.02%) maturing March 2035 to June 2037	$28,000	$28,000
ASC 815 fair value hedge and other basis adjustments	(3,301)	(3,339)
Old National Bank:
Securities sold under agreements to repurchase (variable rates 3.62% to 3.82%) maturing October 2014	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.16% to 8.34% and variable rate 0.36%) maturing July 2013 to January 2023	804,881	155,323
Capital lease obligation	4,184	4,211
ASC 815 fair value hedge and other basis adjustments	583	3,298

Total other borrowings	$884,347	$237,493

Contractual maturities of other borrowings at June 30, 2013, were as follows:

(dollars in thousands)
Due in 2013	$600,335
Due in 2014	50,794
Due in 2015	63
Due in 2016	117,413
Due in 2017	21,144
Thereafter	97,316
ASC 815 fair value hedge and other basis adjustments	(2,718)

Total	$884,347

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 0.62% and 3.07% at June 30, 2013, and December 31, 2012, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

In the first six months of 2013, Old National has terminated $50.0 million of Federal Home Loan Bank advances, resulting in a loss on extinguishment of debt of $1.0 million. Old National also restructured $33.4 million pertaining to two FHLB advances in the first quarter of 2013, which lowered their effective interest rates from 3.27% and 3.29% to 2.04% and 2.49%, respectively.

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

At June 30, 2013, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2013 remaining	$195
2014	410
2015	410
2016	410
2017	410
Thereafter	9,673

Total minimum lease payments	11,508
Less amounts representing interest	7,324

Present value of net minimum lease payments	$4,184

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

Old National contributed $63 thousand to cover benefit payments from the Restoration Plan during the first six months of 2013. Old National expects to contribute an additional $60 thousand to cover benefit payments from the Restoration Plan during the remainder of 2013.

The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Interest cost	$435	$493	$870	$986
Expected return on plan assets	(551)	(587)	(1,101)	(1,173)
Recognized actuarial loss	580	1,007	1,159	2,013
Settlement	144	—	423	—

Net periodic benefit cost	$608	$913	$1,351	$1,826

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

During the second quarter of 2013, Old National withdrew from the plan, contributing $14.0 million to satisfy the final termination liability. Funding the termination liability had no impact on earnings as it was considered in the fair value of Indiana Bank and Trust’s purchase accounting entries.

NOTE 15 – STOCK-BASED COMPENSATION

At June 30, 2013, Old National had 5.1 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 75 thousand time-based restricted stock awards to certain key officers during the first six months of 2013, with shares vesting at the end of a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2013, unrecognized compensation expense was estimated to be $1.6 million for unvested restricted share awards.

Old National recorded expense of $0.4 million, net of tax, during the first six months of 2013, compared to expense of $0.1 million during the first six months of 2012 related to the vesting of restricted share awards. Included in the first six months of 2012 is the reversal of $0.4 million of expense associated with certain performance-based restricted stock grants.

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

Restricted Stock Units

The Company granted 295 thousand shares of performance based restricted stock units to certain key officers during the first six months of 2013, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

Old National recorded $1.0 million of stock based compensation expense, net of tax, during the first six months of 2013. Old National recorded $0.7 million of stock based compensation expense, net of tax, during the first six months of 2012. Included in the first six months of 2012 is the reversal of $20 thousand of expense associated with certain performance-based restricted stock grants.

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

Old National did not record any stock based compensation expense related to stock options during the first six months of 2013. Old National recorded $6 thousand of stock based compensation expense, net of tax, during the first six months of 2012.

NOTE 16 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Provision at statutory rate of 35%	$14,774	$13,333	$26,792	$23,855
Tax-exempt income	(3,092)	(2,636)	(5,989)	(5,146)
State income taxes	1,156	1,133	2,372	2,027
State statutory rate change	1,257	—	1,257	—
Interim period effective rate adjustment	(358)	(723)	(223)	(706)
Other, net	(3)	(218)	(83)	(801)

Income tax expense	$13,734	$10,889	$24,126	$19,229

Effective tax rate	32.5%	28.6%	31.5%	28.2%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2013 and 2012 based on the current estimate of the effective annual rate.

For the six months ended June 30, 2013, the effective tax rate was higher than the six months ended June 30, 2012. The higher tax rate in the first six months of 2013 is the result of an increase in projected pre-tax book income while tax-exempt income remained relatively stable combined with an increase in income tax expense of approximately $1.3 million related to a statutory rate change during the second quarter of 2013.

No valuation allowance was recorded at June 30, 2013 and 2012 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2013	2012
Balance at January 1	$3,953	$4,145
Additions (reductions) based on tax positions related to the current year	8	1

Balance at June 30	$3,961	$4,146

Approximately $0.17 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $141.0 million and $41.0 million at June 30, 2013 and December 31, 2012, respectively. The June 30, 2013 balances consist of $141.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. The December 31, 2012 balances consist of $41.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage both interest rate risk and asset sensitivity on the balance sheet. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2013, the notional amount of the interest rate lock commitments and forward commitments were $26.9 million and $36.1 million, respectively. At December 31, 2012, the notional amount of the interest rate lock commitments and forward commitments were $23.4 million and $32.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $449.0 million and $449.0 million, respectively, at June 30, 2013. At December 31, 2012, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $456.1 million and $456.1 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2013		December 31, 2012
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$4,537	Other assets	$6,458

Total derivatives designated as hedging instruments		$4,537		$6,458

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$20,963	Other assets	$29,475
Mortgage contracts	Other assets	1,222	Other assets	579

Total derivatives not designated as hedging instruments		$22,185		$30,054

Total derivative assets		$26,722		$36,512

	Liability Derivatives
	June 30, 2013		December 31, 2012
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$21,217	Other liabilities	$29,909
Mortgage contracts	Other liabilities	—	Other liabilities	101

Total derivatives not designated as hedging instruments		$21,217		$30,010

Total derivative liabilities		$21,217		$30,010

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012 are as follows:

(dollars in thousands)		Three months ended June 30, 2013	Three months ended June 30, 2012
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$467	$552
Interest rate contracts (2)	Other income / (expense)	(75)	222

Total		$392	$774

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$—

Total		$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$218	$28
Mortgage contracts	Mortgage banking revenue	598	(53)

Total		$816	$(25)

(dollars in thousands)		Six months ended June 30, 2013	Six months ended June 30, 2012
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$944	$1,173
Interest rate contracts (2)	Other income / (expense)	(48)	393

Total		$896	$1,566

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$241

Total		$—	$241

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$179	$38
Mortgage contracts	Mortgage banking revenue	745	94

Total		$924	$132

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2010, Old National was named in a class action lawsuit in Vanderburgh County Circuit Court challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. The theory set forth by plaintiffs in this case is similar to other class action complaints filed against other financial institutions in recent years and settled for substantial amounts. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which named additional plaintiffs and amended certain claims. The plaintiffs seek damages and other relief, including restitution. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which was subsequently denied by the Court. On September 7, 2012, the plaintiffs filed a motion for class certification, which was granted on March 20, 2013, and provides for a class of “All Old National Bank customers in the State of Indiana who had one or more consumer accounts and who, within the applicable statutes of limitation through August 15, 2010, incurred an overdraft fee as a result of Old National Bank’s practice of sequencing debit card and ATM transactions from highest to lowest.” Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. Old National does not believe there is a cause of action under Indiana law to support the plaintiffs’ claims. Accordingly, on June 11, 2013, Old National moved for summary judgment and this motion is now pending with the Court. The case is currently scheduled for trial on October 7, 2013, although this trial date is subject to the completion of discovery and the ruling on the pending motion for summary judgment. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

As of June 30, 2013 and 2012, Old National had $79.9 million and $87.4 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.237 billion and standby letters of credit of $71.5 million at June 30, 2013. At June 30, 2013, approximately $1.190 billion of the loan commitments had fixed rates and $47 million had floating rates, with the floating interest rates ranging from 0% to 26.25%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2013 and December 31, 2012, the balance of the allowance for unfunded loan commitments was $2.4 million and $4.0 million, respectively.

At June 30, 2013 and December 31, 2012, Old National had credit extensions of $13.7 million and $13.3 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2013 and December 31, 2012, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $10.4 million and $11.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2013, the notional amount of standby letters of credit was $71.5 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.3 million. At December 31, 2012, the notional amount of standby letters of credit was $63.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at June 30, 2013.

NOTE 20 – SEGMENT INFORMATION

Old National operates in two operating segments: community banking and treasury. The community banking segment serves customers in both urban and rural markets providing a wide range of financial services including commercial, real estate and consumer loans; lease financing; checking, savings, time deposits and other depository accounts; cash management services; and debit cards and other electronically accessed banking services and Internet banking. Treasury manages investments, wholesale funding, interest rate risk, liquidity and leverage for Old National. Additionally, treasury provides other miscellaneous capital markets products for its corporate banking clients. Other is comprised of the parent company, the purchased credit impaired loan portfolio, and several smaller business units including insurance, wealth management and brokerage. It includes unallocated corporate overhead and intersegment revenue and expense eliminations.

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

Summarized financial information concerning segments is shown in the following table for the three and six months ended June 30:

(dollars in thousands)	Community Banking	Treasury	Other	Total
Three months ended June 30, 2013
Net interest income	$67,192	$(3,006)	$15,005	$79,191
Provision for loan losses	(2,446)	—	(1,247)	(3,693)
Noninterest income	15,867	3,474	26,903	46,244
Noninterest expense	43,937	1,566	41,413	86,916
Income (loss) before income taxes	41,568	(1,098)	1,742	42,212
Total assets	5,032,076	4,054,985	554,010	9,641,071
Three months ended June 30, 2012
Net interest income	$66,866	$(5,508)	$14,615	$75,973
Provision for loan losses	(3,466)	—	3,859	393
Noninterest income	27,212	7,919	13,411	48,542
Noninterest expense	61,005	2,331	22,691	86,027
Income (loss) before income taxes	36,539	80	1,476	38,095
Total assets	4,593,862	3,608,140	487,554	8,689,556
Six months ended June 30, 2013
Net interest income	$134,597	$(6,612)	$30,256	$158,241
Provision for loan losses	(2,801)	—	(47)	(2,848)
Noninterest income	30,321	6,148	56,090	92,559
Noninterest expense	90,851	4,032	82,216	177,099
Income (loss) before income taxes	76,868	(4,496)	4,177	76,549
Total assets	5,032,076	4,054,985	554,010	9,641,071
Six months ended June 30, 2012
Net interest income	$136,298	$(11,898)	$25,846	$150,246
Provision for loan losses	(3,720)	—	6,169	2,449
Noninterest income	53,948	10,375	33,352	97,675
Noninterest expense	122,824	4,443	50,047	177,314
Income (loss) before income taxes	71,142	(5,966)	2,982	68,158
Total assets	4,593,862	3,608,140	487,554	8,689,556

Included in net interest income for the three and six months ended June 30, 2013 in the Community Banking segment is approximately $9.8 million and $18.5 million, respectively, associated with Indiana Community Bancorp (“IBT”), acquired on September 15, 2012. Included in noninterest income for the three and six months ended June 30, 2013 in the Community Banking segment is approximately $2.1 million and $4.2 million, respectively, associated with the acquisition of IBT.

Noninterest expense for the six months ended June 30, 2013 includes $1.0 million of costs in the Community Banking segment associated with the acquisition of IBT.

Provision for loan losses resulted in recapture during the three and six months ended June 30, 2013. The recapture recorded in the Community Banking segment was primarily a result of the continuing trend in improved credit quality and the lower loss rates applied to the performing loan portfolio as charge-offs continue to decrease over time.

The recapture of provision expense recorded in the “Other” segment during the three and six months ended June 30, 2013 was reflective of recoveries associated with the purchased credit impaired loan portfolio accounted for in accordance with ASC-310-30. The provision for loan losses in this segment during 2012 related primarily to our FDIC-assisted transaction which closed in July 2011.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,331	$3,331	$—	$—
Investment securities available-for-sale:
U.S. Treasury	14,366	14,366	—	—
U.S. Government-sponsored entities and agencies	374,956	—	374,956	—
Mortgage-backed securities—Agency	1,392,512	—	1,392,512	—
Mortgage-backed securities—Non-agency	20,357	—	20,357	—
States and political subdivisions	643,887	—	643,211	676
Pooled trust preferred securities	9,152	—	—	9,152
Other securities	203,854	31,470	172,384	—
Residential loans held for sale	13,572	—	13,572	—
Derivative assets	26,722	—	26,722	—
Financial Liabilities
Derivative liabilities	21,217	—	21,217	—

		Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,097	$3,097	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,841	11,841	—	—
U.S. Government-sponsored entities and agencies	517,325	—	517,325	—
Mortgage-backed securities—Agency	1,163,788	—	1,163,788	—
Mortgage-backed securities—Non-agency	30,196	—	30,196	—
States and political subdivisions	577,324	—	576,340	984
Pooled trust preferred securities	9,359	—	—	9,359
Other securities	190,951	32,762	158,189	—
Residential loans held for sale	12,591	—	12,591	—
Derivative assets	36,512	—	36,512	—
Financial Liabilities
Derivative liabilities	30,010	—	30,010	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	9	2
Sales/payments received	(1,403)	—
Matured securities	—	(310)
Credit loss write-downs	—	—
Increase/(decrease) in fair value of securities	1,187	—

Ending balance, June 30, 2013	$9,152	$676

Included in the income statement is $11 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

$32.8 million of mutual fund securities were transferred from Level 2 to Level 1 as of December 31, 2012 because Old National could obtain quoted prices for the securities.

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

Included in the income statement is $11 thousand of income included in interest income from the accretion of discounts on securities and $161 thousand of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2013	Techniques	Input	Average)
Pooled trust preferred securities	$9,152	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% - 32% (8%)
			Expected asset recoveries (c)	3% - 21% (14%)
State and political subdivision securities	676	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$10,482	—	—	$10,482
Commercial real estate loans	14,794	—	—	14,794
Foreclosed Assets
Commercial real estate	20,985	—	—	20,985
Residential	593	—	—	593
Finance Leases Transferred to Held for Sale	11,553	—	11,553	—

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $32.5 million, with a valuation allowance of $7.2 million at June 30, 2013. Old National recorded $3.9 million of provision expense associated with these loans for the six months ended June 30, 2013.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $21.6 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 0% to 45% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were net write-downs of other real estate owned of $2.1 million in the first six months of 2013.

During the second quarter of 2013, finance leases of $11.6 million were transferred from the commercial loan category at fair value, which is the offer price, and a loss of $0.2 million was recognized.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2013	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$10,482	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (25%)
Commercial real estate loans	14,794	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40% (25%)
Foreclosed Assets
Commercial real estate	20,985	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40% (25%)
Residential	593	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 45% (25%)

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $105 thousand and $206 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2013, respectively. Included in the income statement are $34 thousand and $65 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2012, respectively.

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

As of June 30, 2013, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$13,572	$(329)	$13,901

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2013:

Changes in Fair Value for the Three Months ended June 30, 2013, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(737)	$—	$(3)	$(740)

Changes in Fair Value for the Six Months ended June 30, 2013, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(683)	$—	$—	$(683)

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$216,825	$216,825	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	172,299	—	181,224	—
Mortgage-backed securities—Agency	44,286	—	45,985	—
State and political subdivisions	184,481	—	192,117	—
Federal Home Loan Bank stock	40,584	—	40,584	—
Loans, net (including covered loans):
Commercial	1,422,119	—	—	1,457,421
Commercial real estate	1,302,085	—	—	1,360,091
Residential real estate	1,428,853	—	—	1,542,833
Consumer credit	973,847	—	—	996,343
FDIC indemnification asset	100,391	—	—	70,630
Accrued interest receivable	48,516	41	21,589	26,886
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,881,440	$1,881,440	$—	$—
NOW, savings and money market deposits	3,836,650	3,836,650	—	—
Time deposits	1,122,003	—	1,137,262	—
Short-term borrowings:
Federal funds purchased	105,190	105,190	—	—
Repurchase agreements	425,191	425,190	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,855	—
Repurchase agreements	50,000	—	52,916	—
Federal Home Loan Bank advances	804,881	—	—	812,251
Capital lease obligation	4,184	—	5,201	—
Accrued interest payable	2,854	—	2,854	—
Standby letters of credit	314	—	—	314
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,563

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$264,060	$264,060	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	173,936	—	188,263	—
Mortgage-backed securities—Agency	56,612	—	58,919	—
State and political subdivisions	169,282	—	183,021	—
Other securities	2,998	—	2,998	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,377,817	—	—	1,424,103
Commercial real estate	1,407,420	—	—	1,475,066
Residential real estate	1,356,922	—	—	1,458,672
Consumer credit	999,672	—	—	1,030,990
FDIC indemnification asset	116,624	—	—	106,976
Accrued interest receivable	46,979	43	20,701	26,235
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,007,770	$2,007,770	$—	$—
NOW, savings and money market deposits	3,989,902	3,989,902	—	—
Time deposits	1,281,281	—	1,308,111	—
Short-term borrowings:
Federal funds purchased	231,688	231,688	—	—
Repurchase agreements	358,127	358,123	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,255	—
Repurchase agreements	50,000	—	53,422	—
Federal Home Loan Bank advances	155,323	—	—	170,664
Capital lease obligation	4,211	—	5,657	—
Accrued interest payable	3,308	—	3,308	—
Standby letters of credit	357	—	—	357
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,305

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

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012, and financial condition as of June 30, 2013, compared to June 30, 2012, and December 31, 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the second quarter of 2013, net income was $28.5 million, or $0.28 per share. This compares to the $27.2 million, or $0.29 per share reported in the second quarter of 2012. The increase in net income year over year is primarily the result of our acquisition of Indiana Community Bancorp which closed on September 15, 2012. Earnings per share comparisons are impacted by the 6.6 million shares issued during the third quarter of 2012 in conjunction with our acquisition of Indiana Community Bancorp.

Although loan growth remains tempered, total loan balances did increase $64.2 million from March 31, 2013. The largest increase was in the commercial loan portfolio. Although we believe we are in the midst of a macro recovery, the steeper yield curve could contribute to a slowdown of refinancing activity and weaker loan growth.

Management continues to focus on expenses and announced plans to consolidate eighteen additional banking centers. As part of an ongoing efficiency initiative, Old National continues to examine its locations closely, reviewing such items as market dynamics, deposits per branch, proximity to other offices and client traffic. The centers are scheduled to be closed in the third quarter of 2013.

Credit quality continues to improve with quarterly net charge offs to average loans of 0.04% at June 30, 2013 compared to 0.13% a year ago. These lower loss rates, along with continuing improvement in asset quality, contributed to recapture of $3.7 million of provision expense during the quarter. Non-performing loans to total loans improved to 3.84% compared to 5.13% at June 30, 2012.

Subsequent to quarter end the Company closed on its acquisition of 24 Bank of America branches in northern Indiana and the southwest Michigan market. Included in the transaction were approximately $575.0 million in deposits and $5.0 million in loans. The Company’s total assets remain below $10.0 billion and the Company will not be subject to certain provisions of the Dodd Frank Act as a result of this transaction. Management will continue to actively pursue partnership opportunities to improve our deposit franchise within or contiguous to our geographic operating footprint.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Income Statement Summary:
Net interest income	$79,191	$75,973	4.2%	$158,241	$150,246	5.3%
Provision for loan losses	(3,693)	393	NM	(2,848)	2,449	NM
Noninterest income	46,244	48,542	(4.7)	92,559	97,675	(5.2)
Noninterest expense	86,916	86,027	1.0	177,099	177,314	(0.1)
Other Data:
Return on average common equity	9.51%	10.25%		8.75%	9.31%
Efficiency ratio (1)	66.52	69.20		67.44	70.06
Tier 1 leverage ratio	8.80	9.00		8.80	9.00
Net charge-offs to average loans	0.04	0.13		0.10	0.24

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

NM = Not meaningful

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 63% of revenues at June 30, 2013. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2013	2012	2013	2012
Net interest income	$79,191	$75,973	$158,241	$150,246
Taxable equivalent adjustment	4,243	3,252	8,155	6,303

Net interest income—taxable equivalent	$83,434	$79,225	$166,396	$156,549

Average earning assets	$8,406,635	$7,440,566	$8,308,580	$7,401,333
Net interest margin	3.77%	4.08%	3.81%	4.06%
Net interest margin—fully taxable equivalent	3.97%	4.26%	4.01%	4.23%

Net interest income was $79.2 million and $158.2 million for the three and six months ended June 30, 2013, up from the $76.0 million and $150.2 million reported for the three and six months ended June 30, 2012. Taxable equivalent net interest income was $83.4 million and $166.4 million for the three and six months ended June 30, 2013, up from the $79.2 million and $156.5 million reported for the three and six months ended June 30, 2012. The net interest margin on a fully taxable equivalent basis was 3.97% and 4.01% for the three and six months ended June 30, 2013, compared to 4.26% and 4.23% for the three and six months ended June 30, 2012. The increase in net interest income is primarily due to the acquisition of Indiana Community Bancorp (“IBT”) on September 15, 2012, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets from IBT benefited net interest margin by $6.1 million and $11.2 million, or 29 and 27 basis points, during the three and six months ended June 30, 2013, respectively. We expect this accretion income to decline over time. The decrease in the net interest margin is primarily due to the yield on average earning assets decreasing faster than the cost of interest-bearing liabilities. The yield on interest earning assets decreased 49 basis points while the cost of interest-bearing liabilities decreased 27 basis points in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on interest earning assets decreased 41 basis points while the cost of interest-bearing liabilities decreased 26 basis points.

Average earning assets were $8.407 billion for the three months ended June 30, 2013, compared to $7.441 billion for the three months ended June 30, 2012, an increase of 13.0%, or $966.1 million. Average earning assets were $8.309 billion for the six months ended June 30, 2013, compared to $7.401 billion for the six months ended June 30, 2012, an increase of 12.3%, or $907.2 million. Included in average earning assets for the six months ended June 30, 2013 is approximately $366.4 million from the Indiana Community Bancorp acquisition, which was acquired on September 15, 2012. Significantly affecting average earning assets at June 30, 2013 compared to June 30, 2012, was the increase in the size of the loan portfolio combined with an increase in the size of the investment portfolio. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets and was approximately 37% of interest earning assets at June 30, 2013.

The $468.3 million increase in average loans is primarily a result of the remaining $366.0 million of average loans acquired in the IBT acquisition. We have continued to experience growth in our commercial loan and residential mortgage loan portfolios, but continue to experience declines in our acquired loan portfolios.

The $447.9 million increase in the investment portfolio was in anticipation of the pending Bank of America branch acquisition. Old National began buying securities starting in the first quarter of 2013 when rates were favorable in advance of the close in July of 2013. The transaction received regulatory approval and we acquired approximately $542 million of cash and assumed approximately $575 million of deposits on July 12, 2013. The investment purchases had been funded with short term borrowings and FHLB advances with short maturities which were retired when the cash was received. The Company currently expects it will remain below $10 billion in assets and will not be subject to certain provisions of the Dodd-Frank Act.

Positively affecting margin were increases in noninterest-bearing demand deposits, short-term borrowings and FHLB advances with short maturities combined with a decrease in time deposits. The increase in short-term borrowings and FHLB advances, as discussed above, was in anticipation of the branch acquisition from Bank of America. Approximately $537 million of short-term borrowings and FHLB advances were repaid on July 12, 2013 when the transaction closed. Over the past year, we have reduced the cost of our other borrowings by changing the composition of other borrowings. During the first six months of 2013, we terminated $50.0 million of FHLB advances. We also restructured $33.4 million of FHLB advances in the first quarter of 2013. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. Year over year, time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, short-term borrowings, which have an average interest rate lower than many types of funding, have increased as a percent of total funding.

Provision for Loan Losses

The provision for loan losses was a credit of $3.7 million for the three months ended June 30, 2013, compared to $0.4 million of expense for the three months ended June 30, 2012. The provision for loan losses was a credit of $2.8 million for the six months ended June 30, 2013, compared to $2.4 million of expense for the six months ended June 30, 2012. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) is increasing at a slower pace than the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans).

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2013 was $46.2 million, a decrease of $2.3 million, or 4.7%, from the $48.5 million reported for the three months ended June 30, 2012. For the six months ended June 30, 2013, noninterest income was $92.6 million, a decrease of $5.1 million, or 5.2%, from the $97.7 million reported for the six months ended June 30, 2012. The decrease is primarily the result of adjustments to the FDIC indemnification asset and a decrease in service charges on deposit accounts. Partially offsetting these decreases were increases from insurance premiums and commissions and the gain on branch divestitures.

Net securities gains were $1.8 million and $2.8 million for the three and six months ended June 30, 2013, compared to net securities gains of $6.2 million and $6.7 million for the three and six months ended June 30, 2012. Included in the second quarter and first six months of 2012 are securities gains of $7.0 million and $7.6 million, respectively. Partially offsetting these gains in 2012 were other-than-temporary-impairment charges of $0.8 million and $0.9 million, respectively, on five non-agency mortgage-backed securities and one trust preferred security.

Wealth management fees, which are dependent on the managed assets performance, continue to be impacted by uncertainties in the investment markets. Wealth management fees did increase by $1.1 million to $12.1 million in the first six months of 2013, primarily due to the acquisition of Indiana Community Bancorp on September 15, 2012.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to decline. Service charges and overdraft fees were $11.8 million for the three months ended June 30, 2013, compared to $12.9 million for the three months ended June 30, 2012. Service charges and overdraft fees were $22.9 million for the six months ended June 30, 2013, compared to $25.8 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, the decrease is primarily attributable to a $4.2 million decrease in overdraft charges, which was partially offset by a $1.1 million increase associated with the acquisition of Indiana Community Bancorp. The net decrease of $3.1 million is primarily due to changes in customer behavior.

Mortgage banking revenue was $1.6 million and $2.9 million for the three and six months ended June 30, 2013, compared to $0.8 million and $1.3 million for the three and six months ended June 30, 2012. Mortgage banking revenue increased primarily as a result of an increase in gain on sale of loans, as we sold more production to the secondary market in 2013.

Insurance premiums and commissions increased $1.4 million to $20.3 million for the six months ended June 30, 2013, as compared to $18.9 million for the six months ended June 30, 2012, primarily as a result of higher contingency income and commissions on property and casualty insurance.

Investment product fees were $4.1 million and $7.7 million for the three and six months ended June 30, 2013, compared to $3.2 million and $6.1 million for the three and six months ended June 30, 2012. The increase is primarily as a result of increases in annuity fees and mutual fund fees.

During the third quarter of 2012, Old National announced plans to sell the deposits of nine banking centers in southern Illinois and western Kentucky. The sales closed during the first quarter of 2013. Deposits at the time of sale were approximately $150.1 million and we received a deposit premium of $2.2 million on the sales.

Other income decreased $1.8 million and $1.2 million for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The decreases are primarily a result of a decrease in gain on sales of foreclosed properties partially offset by an increase in customer derivative fee revenue.

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

For the second quarter of 2013, adjustments to the FDIC indemnification asset resulted in noninterest expense of $1.5 million. This compares to noninterest expense of $4.0 million during the second quarter of 2012. The second quarter of 2012 included a $4.3 million decrease in cash flows expected from the indemnification asset due primarily to improvement in loan loss expectations.

During the first six months of 2013, adjustments to the FDIC indemnification asset resulted in $3.8 million of noninterest expense. During the first six months of 2012, adjustments to the FDIC indemnification asset resulted in $0.8 million of noninterest income. The first six months of 2012 included $8.1 million of income associated with the impairment of covered other real estate owned, compared to $1.0 million of income associated with impairment of covered other real estate owned in the first six months of 2013.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2013, totaled $86.9 million, an increase of $0.9 million, or 1.0%, from the $86.0 million recorded for the three months ended June 30, 2012. For the six months ended June 30, 2013, noninterest expense totaled $177.1 million, a decrease of $0.2 million, or 0.1%, from the $177.3 million recorded for the six months ended June 30, 2012. Included in the three and six months ended June 30, 2013 is approximately $1.3 million and $2.7 million of noninterest expense related to Indiana Community Bancorp, which was acquired on September 15, 2012.

Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2013, salaries and benefits were $48.7 million compared to $46.8 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, salaries and benefits were $99.7 million compared to $92.8 million for the six months ended June 30, 2012. Included in the second quarter of 2013 is an increase of $1.1 million for salaries and benefits expense associated with former IBT associates. Also included in the second quarter of 2013 is a $0.8 million increase in hospitalization expense. Included in the first six months of 2013 is an increase of $2.3 million for salaries and benefits expense associated with former IBT associates. Also included in the first six months of 2013 is a $1.3 million increase in performance-based incentive compensation, a $1.8 million increase in hospitalization expense and a $1.0 million increase in commission expense.

Occupancy expense was $12.0 million and $24.1 million for the three and six months ended June 30, 2013, compared to $13.3 million and $25.7 million for the three and six months ended June 30, 2012. Decreases in rent expense and building depreciation associated with our recent branch closures and consolidations were the primary reasons for the decrease in occupancy expense.

Professional fees increased $1.1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase is primarily attributable to other professional fees associated with the BSA/AML consent order. Continued compliance with the June 4, 2012, consent order issued by our primary regulator resulted in increased professional fees during the first six months of 2013 as the Company continues to progress on this project. The consent order requires the Bank to, among other things: continue to review, update, and implement a written institution-wide, ongoing BSA/AML risk assessment that accurately identifies BSA/AML risks; ensure that Bank management reviews, updates, and implements its risk-based processes to obtain and analyze appropriate customer due diligence information to monitor for and investigate suspicious activity; ensure adherence to a written program for appropriate identification, analyzing and monitoring of transactions with greater than normal risk; maintain an effective BSA independent testing function; and ensure and maintain sufficient personnel with requisite expertise and skills who receive adequate on-going training. These costs were partially offset by a decrease in legal fees.

FDIC assessment expense decreased $1.3 million and $1.0 million for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The decreases are primarily a result of a decrease in the assessment rate due to the amending of certain call reports.

Other real estate owned expense was $1.5 million and $2.6 million for the three and six months ended June 30, 2013, compared to $1.6 million and $11.4 million for the three and six months ended June 30, 2012. The majority of the 2012 expense was associated with other real estate properties acquired from the FDIC; 80% of which was offset by a corresponding adjustment to the FDIC indemnification asset.

Amortization of intangibles was $4.4 million for the six months ended June 30, 2013, compared to $3.9 million for the six months ended June 30, 2012. The increase is primarily due to an adjustment to core deposit intangible amortization expense related to the sale of the nine branches during the first quarter of 2013.

Other expense was $4.1 million and $8.3 million for the three and six months ended June 30, 2013, compared to $3.4 million and $5.3 million for the three and six months ended June 30, 2012. Included in expense for 2013 is approximately $1.0 million for loss on extinguishment of debt regarding the termination of $50.0 million of FHLB advances and an increase of approximately $0.9 million related to writedowns on branches that were sold.

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

$238 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first six months of 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $188 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first six months of 2013.

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

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 32.5% for the three months ended June 30, 2013, compared to 28.6% for the three months ended June 30, 2012. The provision for income taxes, as a percentage of pre-tax income, was 31.5% for the six months ended June 30, 2013, compared to 28.2% for the six months ended June 30, 2012. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2013 based on the current estimate of the effective annual rate. The higher tax rate in the second quarter and six months of 2013 is the result of an increase in projected pre-tax book income while tax-exempt income remained relatively stable combined with an increase in income tax expense of approximately $1.3 million related to a change in Indiana tax rates and resulting adjustment to the deferred tax asset. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2013, our assets were $9.641 billion, an 11.0% increase compared to June 30, 2012 assets of $8.690 billion, and an increase of 1.0% compared to December 31, 2012 assets of $9.544 billion. The increase in assets is primarily the result of an increase in the investment portfolio in anticipation of the acquisition of 24 branches from Bank of America in the third quarter of 2013 and an increase in the loan portfolio from June 30, 2012, which is primarily a result of the acquisition of Indiana Community Bancorp during the third quarter of 2012. Year over year, we have reduced our reliance on higher cost deposits. Time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, short-term borrowings, which have an average interest rate lower than many types of funding, have increased as a percent of total funding.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $8.367 billion at June 30, 2013, an increase of 11.2% from June 30, 2012.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $44.3 million of 15- and 20-year fixed-rate mortgage-backed securities, $172.3 million of U.S. government-sponsored entity and agency securities and $184.5 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2013. During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds. See Note 6 to the consolidated financial statements for additional details.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.3 million at June 30, 2013 compared to $2.9 million at June 30, 2012.

At June 30, 2013, the total investment securities portfolio was $3.104 billion compared to $2.706 billion at June 30, 2012, an increase of $398.1 million or 14.7%. Investment securities increased $159.4 million compared to December 31, 2012, an increase of 5.4%. Investment securities represented 37.1% of earning assets at June 30, 2013, compared to 36.0% at June 30, 2012, and 35.9% at December 31, 2012. The increase in the investment portfolio is in anticipation of the acquisition of the 24 branches from Bank of America. The transaction has received regulatory approval and closed on July 12, 2013. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2013, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $26.2 million at June 30, 2013, a decrease of $78.6 million compared to net unrealized gains of $52.4 million at June 30, 2012, and a decrease of $90.2 million compared to net unrealized gains of $64.0 million at December 31, 2012. The decrease is a result of the increase in interest rates that occurred during the second quarter. No other-than-temporary-impairment charge was recorded during the first six months of 2013. A $0.9 million charge was recorded during the first six months of 2012 related to other-than-temporary-impairment on five non-agency mortgage-backed securities and one trust preferred security. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 4.73 at June 30, 2013, compared to 3.87 at June 30, 2012, and 3.71 at December 31, 2012. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.89% for the three months ended June 30, 2013, compared to 3.27% for the three months ended June 30, 2012, and 3.02% for the three months ended December 31, 2012. Average yields on investment securities, on a taxable equivalent basis, were 2.92%, 3.30% and 3.21% for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012.

Residential Loans Held for Sale

Residential loans held for sale were $13.6 million at June 30, 2013, compared to $4.4 million at June 30, 2012, and $12.6 million at December 31, 2012. At June 30, 2013, loans held for sale was made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value was $0.3 million less than the unpaid principal balance as of June 30, 2013. The aggregate fair value exceeded the unpaid principal balance by $0.1 million as of June 30, 2012. At December 31, 2012, the aggregate fair value exceeded the unpaid principal balances by $0.4 million.

Finance Leases Held for Sale

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale has an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale are to a variety of borrowers, with various types of equipment securing the leases, and all of the leases are current. Old National does not intend to sell its nontaxable leases.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 33.1% of earning assets at June 30, 2013, a decrease from 34.4% at June 30, 2012, and a decrease from 34.5% at December 31, 2012. At June 30, 2013, commercial and commercial real estate loans, including covered loans, were $2.766 billion, an increase of $180.1 million since June 30, 2012, and a decrease of $65.3 million since December 31, 2012. Included in the total for June 30, 2013 is approximately $195.4 million related to our acquisition of Indiana Community Bancorp. Loan demand in our markets remains soft. However, if you exclude covered loans and the recently acquired IBT loans, we did experience modest loan growth in the commercial portfolio during the past twelve months.

Consumer Loans

At June 30, 2013, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $12.0 million or 1.2% compared to June 30, 2012, and decreased $26.1 million or 2.6% since December 31, 2012. Included in the total for June 30, 2013 is approximately $62.4 million related to our acquisition of Indiana Community Bancorp.

Residential Real Estate Loans

At June 30, 2013, residential real estate loans, including covered loans, held in our loan portfolio were $1.432 billion, an increase of $71.0 million, or 5.2%, from December 31, 2012 and an increase of $268.4 million, or 23.1%, from June 30, 2012. In addition to organic loan production, June 30, 2013 totals also include approximately $77.4 million acquired from Indiana Community Bancorp. The majority of the growth in residential real estate loans began in the fourth quarter of 2010, primarily as a result of a new mortgage product that was introduced. At June 30, 2013, this new product had an average FICO score of 779, an average loan to value ratio of 60% and an average duration of 17.6 years. We have also retained more of our loan originations to partially offset the slow loan demand from our traditional commercial customers.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of June 30, 2013, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	June 30,	December 31,
(dollars in thousands)	2013	2012
Loans, net of discount & allowance	$283,149	$366,617
Other real estate owned	23,131	26,137

Total covered assets	$306,280	$392,754

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At June 30, 2013, the FDIC indemnification asset was $100.4 million and was comprised of an $89.6 million FDIC indemnification asset and a $10.8 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At June 30, 2013, $63.8 million of the FDIC indemnification asset related to expected indemnification payments and $25.8 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income:
Established through acquisitions	—	—
Cash received from FDIC	(13,098)	(34,449)
Loan expenses to be reimbursed	911	1,802
Other	(270)	1
Adjustments reflected in income:
(Amortization) accretion	(3,782)	(7,270)
Impairment	95	(4)
Write-downs/sale of other real estate	1,093	7,473
Recovery amounts due to FDIC	(1,243)	—
Other	61	560

Balance at June 30,	$100,391	$136,994

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2013, totaled $364.4 million, an increase of $81.0 million compared to $283.4 million at June 30, 2012, and a decrease of $3.6 million compared to $368.0 million at December 31, 2012. During the third quarter of 2012, we recorded $88.7 million of goodwill and other intangible assets associated with the acquisition of Indiana Community Bancorp, of which $86.0 million is included in the “Community Banking” column and $2.7 million is included in the “Other” column for segment reporting. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with Indiana Community Bancorp. This was allocated to the “Community Banking” segment. The decrease from December 31, 2012 is primarily attributable to amortization expense associated with other intangible assets.

Assets Held for Sale

Assets held for sale were $9.3 million at June 30, 2013 compared to $15.0 million at December 31, 2012. Included in assets held for sale are two financial centers associated with the Indiana Community Bancorp acquisition and four facilities associated with the Monroe Bancorp acquisition. The decrease is due to the branch sales that occurred in the first quarter of 2013.

Other Assets

Other assets have increased $27.8 million, or 12.6%, since June 30, 2012 primarily a result of an increase in deferred tax assets, which was partially offset by fluctuations in the fair value of derivative financial instruments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $8.255 billion at June 30, 2013, an increase of 13.2% from $7.290 billion at June 30, 2012, and an increase of 1.8% from $8.106 billion at December 31, 2012. Included in total funding were deposits of $6.840 billion at June 30, 2013, an increase of $169.8 million, or 2.5%, compared to June 30, 2012, and a decrease of $438.9 million, or 6.0%, compared to December 31, 2012. The decrease from December 31, 2012 is partially attributable to the $150.1 million of deposits that were sold in conjunction with our branch sale in the first quarter of 2013. Included in total deposits at June 30, 2013 are $562.2 million from the acquisition of Indiana Community Bancorp. Noninterest-bearing deposits increased 1.8%, or $33.5 million, compared to June 30, 2012. Savings deposits increased 12.9%, or $216.4 million. NOW deposits increased 3.1% or $49.1 million, while money market deposits increased 0.2%, or $0.6 million, compared to June 30, 2012. Time deposits decreased 10.4% or $129.8 million compared to June 30, 2012. Year over year we experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2013, wholesale borrowings, including short-term borrowings and other borrowings, increased $795.0 million, or 128.3%, from June 30, 2012 and increased $587.4 million, or 71.0%, from December 31, 2012, respectively. Included in wholesale funding at June 30, 2013 is $17.6 million from the acquisition of Indiana Community Bancorp. Wholesale funding as a percentage of total funding was 17.1% at June 30, 2013, compared to 8.5% at June 30, 2012, and 10.2% at December 31, 2012. Short-term borrowings have increased $184.4 million since June 30, 2012 while other borrowings have increased $610.6 million since June 30, 2012. The increase in wholesale funding was in anticipation of the pending branch acquisition from Bank of America. The deposit funding assumed in the transaction replaced the majority of the increase in short-term and other borrowings. Over the past year, we have reduced the cost of other borrowings by changing the composition of other borrowings. During the first six months of 2013, we terminated $50.0 million of FHLB advances and restructured $33.4 million of FHLB advances. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. Much of the increase in other borrowings during the first six months of 2013 has involved FHLB advances with short maturities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $106.6 million, or 32.7%, since June 30, 2012 primarily as a result of a decrease in payables associated with securities trades that did not settle until early July 2012 and the timing of the payments combined with fluctuations in the fair value of derivative financial instruments.

Capital

Shareholders’ equity totaled $1.167 billion at June 30, 2013, compared to $1.074 billion at June 30, 2012, and $1.195 billion at December 31, 2012. The June 30, 2013 and December 31, 2012 balances include approximately $88.5 million from the approximately 6.6 million shares of common stock that were issued in conjunction with the acquisition of Indiana Community Bancorp.

We paid cash dividends of $0.10 and $0.20 per share for the three and six months ended June 30, 2013, which reduced equity by $20.2 million. We paid cash dividends of $0.09 and $0.18 per share for the three and six months ended June 30, 2012, which reduced equity by $17.0 million. We repurchased shares of our stock, reducing shareholders’ equity by $7.7 million during the six months ended June 30, 2013, and $0.7 million during the six months ended June 30, 2012. During the second quarter of 2013, we repurchased 500,000 shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities decreased equity by $56.0 million during the six months ended June 30, 2013, and increased equity by $6.3 million during the six months ended June 30, 2012. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.7 million during the six months ended June 30, 2013, compared to $1.6 million during the six months ended June 30, 2012.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2013, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $86.2 million, core deposit intangibles of $1.3 million and customer relationship intangibles of $1.7 million were recorded in conjunction with the Indiana Community Bancorp acquisition. Such goodwill and intangibles are excluded from regulatory capital as calculated under regulatory accounting practices.

As of June 30, 2013, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	June 30,		December 31,
	Minimum	2013	2012	2012
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.80%	9.00%	8.53%
Tier 1 capital to risk-adjusted total assets	4.00	14.44	14.55	13.63
Total capital to risk-adjusted total assets	8.00	15.36	15.70	14.69
Shareholders’ equity to assets	N/A	12.10	12.36	12.52

As of June 30, 2013, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2013	2012	2012
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	7.91%	8.03%	7.57%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	12.95	12.97	12.08
Total capital to risk-adjusted total assets	8.00	10.00	13.88	14.12	13.14

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent one of our greatest exposures to the current instability in the residential real estate and credit markets. At June 30, 2013, we had four non-agency collateralized mortgage obligations with a fair value of $20.4 million or approximately 0.77% of the available-for-sale securities portfolio. Three of these securities were rated below investment grade. The net unrealized gain on these securities at June 30, 2013, was approximately $0.8 million.

While the overall residential real estate market has stabilized, we expect conditions to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. As detailed above, three non-agency mortgage-backed securities were rated below investment grade as of June 30, 2013. During the first six months of 2013, one non-agency mortgage-backed security that was below investment grade paid down and two non-agency mortgage-backed securities were sold. There was no other-than-temporary-impairment recorded in the first six months of 2013 on these securities. During the first six months of 2012, we experienced $0.7 million of other-than-temporary-impairment losses on five of these securities, which was recorded as a credit loss in earnings.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2013, we had pooled trust preferred securities with a fair value of approximately $9.2 million, or 0.34% of the available-for-sale securities portfolio. During the first six months of 2013, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at June 30, 2013, the unrealized loss on our pooled trust preferred securities was approximately $13.9 million. Unrealized losses related to our holdings of pooled trust preferred securities have remained for the longest continuous period of time. During the first six months of 2012, we experienced $0.2 million of other-than-temporary-impairment losses on one of theses securities, which was recorded as a credit loss in earnings.

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

Included in the held-to-maturity category at June 30, 2013 are approximately $44.3 million of agency mortgage-backed securities and $184.5 million of municipal securities at amortized cost.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $284.9 million at June 30, 2013.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2013, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois and Kentucky. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of June 30, 2013, acquired loans totaled $329.4 million and there was $23.1 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At June 30, 2013, approximately $283.1 million of loans, net of allowance, and $23.1 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On September 15, 2012, Old National closed on its acquisition of Indiana Community Bancorp (“IBT”). As of June 30, 2013, acquired loans totaled $335.3 million and there was $1.8 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of June 30, 2013, $3.9 million met the definition of criticized, $15.2 million were considered classified, and $41.0 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2013	2012	2012
Nonaccrual loans
Commercial	$31,408	$28,822	$36,766
Commercial real estate	82,631	57,769	95,829
Residential real estate	10,412	8,872	11,986
Consumer	5,007	3,998	5,809
Covered loans (5)	60,312	141,080	103,946

Total nonaccrual loans (6)	189,770	240,541	254,336
Renegotiated loans not on nonaccrual
Noncovered loans	9,023	1,206	9,155
Covered loans	35	—	35
Past due loans (90 days or more and still accruing)
Commercial	11	100	322
Commercial real estate	80	51	236
Residential real estate	658	—	66
Consumer	440	127	438
Covered loans (5)	18	588	15

Total past due loans	1,207	866	1,077
Other real estate owned	7,739	10,765	11,179
Other real estate owned, covered (5)	23,131	22,170	26,137

Total under-performing assets	$230,905	$275,548	$301,919

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$198,445	$146,329	$233,445
Classified loans, covered (5)	67,479	164,568	121,977
Other classified assets (3)	49,623	102,441	59,202
Criticized loans	152,801	103,080	113,264
Criticized loans, covered (5)	14,044	16,242	9,344

Total criticized and classified assets	$482,392	$532,660	$537,232

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	3.84%	5.13%	5.07%
Under-performing assets/total loans and other real estate owned (1)	4.43	5.80	5.77
Under-performing assets/total assets	2.40	3.17	3.16
Allowance for loan losses/under-performing assets (4)	21.36	19.87	18.14
Allowance for loan losses/nonaccrual loans (6)	25.99	22.77	21.53
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.83	2.38	3.31
Under-performing assets/total loans and other real estate owned (1)	3.01	2.64	3.55
Under-performing assets/total assets	1.53	1.29	1.80
Allowance for loan losses/under-performing assets (4)	29.77	45.14	28.55
Allowance for loan losses/nonaccrual loans (6)	33.90	50.70	32.61

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 5 pooled trust preferred securities, 3 non-agency mortgage-backed securities and 4 corporate securities at June 30, 2013.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At June 30, 2013, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $80.8 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $230.9 million at June 30, 2013, a decrease of $44.6 million compared to $275.5 million at June 30, 2012, and a decrease of $71.0 million compared to $301.9 million at December 31, 2012. As a percent of total loans and other real estate owned, under-performing assets, at June 30, 2013, were 4.43%, a decrease from the June 30, 2012 ratio of 5.80% and a decrease from the December 31, 2012 ratio of 5.77%. At June 30, 2013, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $83.5 million, which included approximately $60.3 million of nonaccrual loans, $0.1 million of past due loans and renegotiated loans and $23.1 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. At June 30, 2013, under-performing assets related to Indiana Community Bancorp were approximately $42.9 million, which included approximately $41.0 million of nonaccrual loans and $1.9 million of other real estate owned.

Nonaccrual loans were $189.8 million at June 30, 2013, compared to $240.5 million at June 30, 2012, and $254.3 million at December 31, 2012. Nonaccrual loans decreased primarily as a result of a decrease in our acquired covered nonaccrual loans. Nonaccrual loans, however, have remained at elevated levels since the Monroe and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at June 30, 2013 include $41.0 million of loans related to loans acquired from Indiana Community Bancorp in September 2012. Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 33.90% at June 30, 2013, compared to 50.70% at June 30, 2012 and 32.61% at December 31, 2012. Included in nonaccrual loans at June 30, 2013 and December 31, 2012 were $80.8 million and $156.8 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total classified and criticized assets were $482.4 million at June 30, 2013, a decrease of $50.3 million from June 30, 2012, and a decrease of $54.8 million from December 31, 2012. Included in criticized and classified assets at June 30, 2013, is $60.0 million related to the acquisition of Indiana Community Bancorp. Other classified assets include $49.6 million, $102.4 million and $59.2 million of investment securities that fell below investment grade rating at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the six months ended June 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At June 30, 2013, our troubled debt restructurings consisted of $11.4 million of commercial loans, $19.2 million of commercial real estate loans, $0.8 million of consumer loans and $0.7 million of residential loans, totaling $32.1 million. Approximately $21.5 million of the troubled debt restructuring at June 30, 2013 were included with nonaccrual loans. As of June 30, 2013, Old National had allocated specific reserves of $2.4 million to commercial loans and $1.5 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans. As of December 31, 2012, Old National had allocated specific reserves of $3.7 million to commercial loans and $0.8 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the six months ended June 30, 2013 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2013, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.5 million for the three months ended June 30, 2013, as compared to $1.5 million for the three months ended June 30, 2012. Loan charge-offs, net of recoveries, totaled $2.6 million for the six months ended June 30, 2013, as compared to $5.7 million for the six months ended June 30, 2012. Annualized, net charge-offs to average loans were 0.04% and 0.10% for the three and six months ended June 30, 2013, as compared to 0.13% and 0.24% for the three and six months ended June 30, 2012. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2013, the allowance for loan losses was $49.3 million, a decrease of $5.5 million compared to $54.8 million at June 30, 2012, and a decrease of $5.5 million compared to $54.8 million at December 31, 2012. Impacting the allowance for loan losses and provision expense in 2013 are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) the continuing trend in improved credit quality, and (3) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) is increasing at a slower pace than the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans). As a percentage of total loans excluding loans held for sale, the allowance was 0.95% at June 30, 2013, compared to 1.16% at June 30, 2012, and 1.05% at December 31, 2012. The decrease from June 30, 2012 is a result of the $3.6 million of provision expense recapture during the second quarter of 2013 combined with the effect of the loans acquired from Indiana Community Bancorp during the third quarter of 2012. Because the acquired loans were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses was recorded on the acquisition date. The provision for loan losses for the six months ended June 30, 2013, was a credit of $2.8 million compared to $2.4 million of expense for the six months ended June 30, 2012.

Because the acquired loans from Monroe Bancorp, Integra Bank and Indiana Community Bancorp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through June 30, 2013, $3.4 million and $5.5 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,107,887	$43,217	$100,455	$7,715	$180,407	$654,317	$24,604	$57,620
Remaining purchase discount	—	—	7,628	625	109,163	26,229	7,662	30,764
Allowance, January 1, 2013	36,400	8,370	—	—	5,716	51	(78)	4,304
Charge-offs	(3,351)	(2,214)	(661)	(186)	(738)	(512)	(882)	(451)
Recoveries	2,264	2,065	9	18	196	347	714	785
Provision expense	(2,119)	(1,013)	652	168	254	114	246	(1,150)

Allowance, June 30, 2013	$33,194	$7,208	$—	$—	$5,428	$—	$—	$3,488

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $2.4 million reserve for unfunded loan commitments at June 30, 2013 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.0 million at December 31, 2012. The decrease is the result of lower loss rates and improved asset quality.

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

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, June 30, 2013
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.27%	3.31%	3.36%	3.51%	3.82%	4.57%	5.70%	6.34%	6.45%
+ 2.00%	2.27%	2.31%	2.36%	2.51%	2.82%	3.57%	4.70%	5.34%	5.45%
+ 1.00%	1.27%	1.31%	1.36%	1.51%	1.82%	2.57%	3.70%	4.34%	4.45%
Yield Curve at 6/30	0.27%	0.31%	0.36%	0.51%	0.82%	1.57%	2.70%	3.34%	3.45%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.27%	1.31%	1.36%	1.51%	0.82%	1.57%	2.70%	3.34%	3.45%
Long end	0.27%	0.31%	0.36%	0.51%	0.82%	1.57%	1.70%	2.34%	2.45%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	0.82%	1.57%	2.70%	3.34%	3.45%
Long end	0.27%	0.31%	0.36%	0.51%	0.82%	1.57%	3.70%	4.34%	4.45%

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

Results of our simulation modeling project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenarios at June 30th.

	Changes in Net Interest Income
	One Year Horizon
Immediate	6/30/2013			6/30/2012
Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	228,535	(37,321)	-14.04%	242,912	(7,529)	-3.01%
+ 2.00%	243,247	(22,609)	-8.50%	247,796	(2,645)	-1.06%
+ 1.00%	258,170	(7,685)	-2.89%	252,526	2,084	0.83%
Yield Curve at 6/30	265,856	—	0.00%	250,441	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	256,150	(9,705)	-3.65%	NA	NA	NA
Long end	262,488	(3,368)	-1.27%	NA	NA	NA
100 bp steepening of curve
Short end	265,108	(748)	-0.28%	NA	NA	NA
Long end	268,273	2,417	0.91%	NA	NA	NA

	Changes in Net Interest Income
	Two Year Cumulative Horizon
Immediate	6/30/2013			6/30/2012
Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	473,292	(52,591)	-10.00%	497,212	2,347	0.47%
+ 2.00%	498,625	(27,258)	-5.18%	504,682	9,817	1.98%
+ 1.00%	521,021	(4,862)	-0.92%	507,705	12,840	2.59%
Yield Curve at 6/30	525,883	—	0.00%	494,865	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	513,298	(12,585)	-2.39%	NA	NA	NA
Long end	514,056	(11,827)	-2.25%	NA	NA	NA
100 bp steepening of curve
Short end	521,518	(4,365)	-0.83%	NA	NA	NA
Long end	534,263	8,380	1.59%	NA	NA	NA

From June 30, 2012 to June 30, 2013, our results were primarily impacted by three factors. First, on September 15, 2012, we acquired Indiana Community Bank, which changed the mix of our balance sheet. Secondly, in early 2013, management made the strategic decision to increase short-term borrowings to fund additional purchases in the investment portfolio in anticipation of the purchase of 24 branches of Bank of America which closed on July 12, 2013. Finally, since early May 2013 interest rates have increased dramatically causing a steepening of the yield curve.

At June 30, 2013, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will decrease our net interest income by $7.7 million (-2.89%) over a one year horizon compared to our base case scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $22.6 million (-8.50%) and $37.3 million (-14.04%), respectively. Over a two-year horizon, the model reflects a decrease in net interest income of $4.9 million (-0.92%) over base case, for the up 1.00%. For the up 2.00% scenario, net interest income decreases by $27.3 million (-5.18%) and, in an up 3.00% scenario, net interest income decreases $52.6 million (-10.00%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

Our models indicate that, over a one-year time horizon, we would be slightly out of policy given a 2.00% parallel interest rate shock. This is primarily the result of management’s strategic decision to increase short-term borrowings in anticipation of the purchase of Bank of America branches. Since we use a semi-static balance sheet in our modeling, these borrowings are assumed to re-price instantaneously with the shock in rates. However, these borrowings were repaid in July 2013 when the Bank of America transaction closed. We anticipate that this will bring us back within policy guidelines in July 2013 as deposit re-pricing lags that of short-term borrowings.

In addition to reporting our interest rate sensitivity assuming an instantaneous shift in rates of 1.00%, 2.00% and 3.00% across the interest rate curve, we have included the following modeling scenarios; short-end flattening, long-end flattening, short-end steepening, and long-end steepening. The shape of the yield curve can have a significant impact on our net interest income as the above table illustrates. A long-end flattening of the yield curve means that rates on the short-end of the curve remain stationary while long-end rates decline by 1.00%. Our modeling projects in this scenario that our net interest income would decline by $11.8 million (-2.25%) over a two year horizon. This is caused by longer term assets re-pricing at lower rates, while pricing on deposits, which are more closely tied to short-term rates, remains static. By contrast, in a long-end steepening scenario, short-term rates remain constant while rates on the long-end increase by 1.00%. In this scenario, our net interest income is projected to increase by $8.4 million (1.59%) over a two year horizon, since assets re-price at higher rates while rates on our deposits remain constant. This long-end steepening scenario most closely resembles the recent movement in interest rates since early May 2013.

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

	Economic Value of Equity
	6/30/2013			6/30/2012
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+ 3.00%	758	(192)	-20.19%	686	52	8.24%
+ 2.00%	833	(117)	-12.28%	706	72	11.39%
+ 1.00%	929	(21)	-2.19%	714	81	12.70%
Yield Curve at 6/30	950	—	0.00%	634	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA

At June 30, 2013, Old National’s Economic Value of Equity (“EVE”) scenarios indicate negative changes to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. These changes in EVE modeling results were driven primarily by the mix of the balance sheet noted above and the increase in the general level of interest rates. Modeling results at June 30, 2013, indicate that we remain within our Company’s acceptable risk tolerance levels.

As we noted in our comments regarding net interest income above, we fully expect that our EVE modeling results for July will improve due to the closing of the Bank of America transaction on July 12, 2013.

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $5.5 million at June 30, 2013, compared to an estimated fair value gain of $6.5 million at December 31, 2012. In addition, the notional amount of derivatives increased by $93.5 million from December 31, 2012. In May 2013, we entered into a $100 million notional, cash flow swap in conjunction with a $100 million variable rate Home Loan Bank advance. This swap is effective in May 2014 and matures in May 2016. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for June 30, 2013.

Time Deposit Maturity Schedule June 30, 2013
Maturity Bucket	Amount (000s)	Rate
Q3 2013	293,404	2.18%
Q4 2013	149,728	1.18%
2014	347,369	0.92%
2015	144,505	1.92%
2016	126,849	3.36%
2017	24,579	1.08%
2018 and beyond	35,567	1.93%

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

The senior debt ratings of Old National and Old National Bank at June 30, 2013, are shown in the following table.

SENIOR DEBT RATINGS
	Moody’s Investor Service		Dominion Bond Rating Svc.
	Long	Short	Long	Short
	term	term	term	term
Old National Bancorp	N/A	N/A	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	A (low)	R-1 (low)

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of June 30, 2013, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$32,756	$122,379
Unencumbered government-issued debt securities	—	1,160,746
Unencumbered investment grade municipal securities	—	645,895
Unencumbered corporate securities	—	123,999
Unencumbered other securities	—	3,176
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	438,328
Amount available from Federal Home Loan Bank Indianapolis*	—	324,023
Amount available under other credit facilities	—	—

Total available funds	$32,756	$2,818,546

*	Based on collateral pledged

The Parent Company (Old National) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2013, the Parent Company’s other borrowings outstanding were $28.0 million, an increase of $15.0 million from June 30, 2012. This increase was the result of the Parent Company adding $15.0 million of Indiana Community Bancorp’s trust preferred securities on September 15, 2012.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2012 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.237 billion and standby letters of credit of $71.5 million at June 30, 2013. At June 30, 2013, approximately $1.190 billion of the loan commitments had fixed rates and $47 million had floating rates, with the floating rates ranging from 0% to 26.25%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at June 30, 2013.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2013:

CONTRACTUAL OBLIGATIONS
	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$5,718,090	$—	$—	$—	$5,718,090
IRAs, consumer and brokered certificates of deposit	443,132	491,874	151,429	35,568	1,122,003
Short-term borrowings	530,381	—	—	—	530,381
Other borrowings	600,335	50,857	138,557	94,598	884,347
Fixed interest payments (2)	3,407	11,137	7,865	22,372	44,781
Operating leases	15,927	59,712	57,300	243,972	376,911
Other long-term liabilities (3)	240	—	—	—	240

(1)	For the remaining six months of fiscal 2013.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.16% to 8.34%. All of our other long-term debt is at Libor based variable rates at June 30, 2013. The projected variable interest assumes no increase in Libor rates from June 30, 2013.
(3)	Amount expected to be contributed to the pension plans in 2013. Amounts for 2014 and beyond are unknown at this time.

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

•

Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans as well as the carrying value of any associated indemnification assets, as the FDIC will reimburse the Company for losses incurred on certain acquired loans, but the shared-loss agreements will not fully offset the financial effects of such a situation.

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

Management’s analysis of probable losses in the portfolio at June 30, 2013, resulted in a range for allowance for loan losses of $10.6 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.0 million and an increase of $4.9 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

•	unexpected difficulties and losses related to FDIC-assisted acquisitions, including those resulting from our loss-sharing arrangements with the FDIC;

•	failure to properly understand risk characteristics of newly entered markets;

•	increased competition in the financial services industry either nationally or regionally, resulting in, among other things, credit quality deterioration;

•	our ability to achieve loan and deposit growth;

•	volatility and direction of market interest rates;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	our ability to execute our business plan;

•	a weakening of the economy which could materially impact credit quality trends and the ability to generate loans;

•	changes in the securities markets; and

•	changes in fiscal, monetary and tax policies.

Investors should consider these risks, uncertainties and other factors in addition to risk factors included in our other filings with the SEC.

ITEM 3.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk and Liquidity Risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publically	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
04/01/13—04/30/13	—	$—	—	1,912,889
05/01/13—05/31/13	365,613	12.77	365,613	1,547,276
06/01/13—06/30/13	135,927	13.63	135,927	1,411,349

Quarter-to-date 06/30/13	501,540	$13.00	501,540	1,411,349

On January 24, 2013, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 24, 2013 and ending January 31, 2014. During the second quarter of 2013, Old National repurchased 500,000 shares on the open market. During the first six months of 2013, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5.	OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

3.1	Articles of Incorporation of Old National, amended December 10, 2008 (incorporated by reference to Exhibit 3.1 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.2 of Old National’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3

First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust

Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007). 8-K filed with the Securities and Exchange Commission on September 24, 2007).*

10.16

Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of

Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18

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

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.25	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.26	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.27	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.29	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.30	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.31	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.32	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.33	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.34	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.35	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.36	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.37	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.38	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.39	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012.)*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: August 2, 2013