Form 10-Q
period 2013-09-30
OLD NATIONAL BANCORP /IN/
filed 2013-11-01
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 100,693,000 shares outstanding at September 30, 2013.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(dollars and shares in thousands, except per share data)	2013	2012	2012
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$217,902	$218,276	$180,490
Money market and other interest-earning investments	29,508	45,784	37,043

Total cash and cash equivalents	247,410	264,060	217,533
Trading securities—at fair value	3,331	3,097	3,043
Investment securities—available-for-sale, at fair value
U.S. Treasury	28,301	11,841	15,585
U.S. Government-sponsored entities and agencies	391,737	517,325	387,176
Mortgage-backed securities	1,409,217	1,193,984	1,172,671
States and political subdivisions	275,798	577,324	557,835
Other securities	269,244	200,310	179,522

Total investment securities—available-for-sale	2,374,297	2,500,784	2,312,789
Investment securities—held-to-maturity, at amortized cost (fair value $778,552, $433,201 and $440,014 respectively)	758,194	402,828	410,521
Federal Home Loan Bank stock, at cost	40,584	37,927	37,927
Residential loans held for sale, at fair value	7,918	12,591	9,911
Loans:
Commercial	1,381,216	1,336,820	1,294,015
Commercial real estate	1,165,766	1,255,883	1,291,054
Residential real estate	1,344,350	1,324,703	1,279,238
Consumer credit, net of unearned income	930,343	906,855	930,070
Covered loans, net of discount	250,801	372,333	448,789

Total loans	5,072,476	5,196,594	5,243,166
Allowance for loan losses	(42,306)	(49,047)	(50,428)
Allowance for loan losses—covered loans	(5,012)	(5,716)	(4,334)

Net loans	5,025,158	5,141,831	5,188,404

FDIC indemnification asset	91,558	116,624	127,799
Premises and equipment, net	104,643	89,868	83,259
Accrued interest receivable	48,375	46,979	46,430
Goodwill	352,729	338,820	339,883
Other intangible assets	26,596	29,220	31,273
Company-owned life insurance	273,638	270,629	268,919
Assets held for sale	9,351	15,047	15,508
Other real estate owned and repossessed personal property	9,609	11,179	14,282
Other real estate owned—covered	18,248	26,137	28,780
Other assets	260,440	236,002	246,783

Total assets	$9,652,079	$9,543,623	$9,383,044

Liabilities
Deposits:
Noninterest-bearing demand	$1,975,153	$2,007,770	$1,943,525
Interest-bearing:
NOW	1,711,252	1,827,665	1,694,792
Savings	1,962,407	1,869,377	1,939,665
Money market	451,378	292,860	282,308
Time	1,108,217	1,281,281	1,361,087

Total deposits	7,208,407	7,278,953	7,221,377
Short-term borrowings	418,971	589,815	452,060
Other borrowings	633,875	237,493	288,502
Accrued expenses and other liabilities	231,570	242,797	234,341

Total liabilities	8,492,823	8,349,058	8,196,280

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 100,693, 101,179 and 101,403 shares issued and outstanding, respectively	100,693	101,179	101,403
Capital surplus	910,964	916,918	918,259
Retained earnings	192,529	146,667	132,822
Accumulated other comprehensive income (loss), net of tax	(44,930)	29,801	34,280

Total shareholders’ equity	1,159,256	1,194,565	1,186,764

Total liabilities and shareholders’ equity	$9,652,079	$9,543,623	$9,383,044

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Interest Income
Loans including fees:
Taxable	$61,307	$60,916	$188,748	$185,957
Nontaxable	2,448	2,192	7,007	6,639
Investment securities, available-for-sale:
Taxable	9,182	10,810	31,394	33,470
Nontaxable	4,990	3,997	14,473	11,482
Investment securities, held-to-maturity, taxable	5,959	4,839	14,028	14,708
Money market and other interest-earning investments	8	18	28	43

Total interest income	83,894	82,772	255,678	252,299

Interest Expense
Deposits	4,390	6,419	14,674	21,145
Short-term borrowings	95	124	575	369
Other borrowings	1,413	2,079	4,192	6,389

Total interest expense	5,898	8,622	19,441	27,903

Net interest income	77,996	74,150	236,237	224,396
Provision for loan losses	(1,724)	400	(4,572)	2,849

Net interest income after provision for loan losses	79,720	73,750	240,809	221,547

Noninterest Income
Wealth management fees	5,534	5,198	17,602	16,138
Service charges on deposit accounts	13,929	12,816	36,793	38,582
ATM fees	6,246	5,692	17,986	17,920
Mortgage banking revenue	957	840	3,823	2,172
Insurance premiums and commissions	8,853	8,670	29,114	27,595
Investment product fees	4,474	3,359	12,131	9,453
Company-owned life insurance	2,713	1,734	5,971	4,741
Net securities gains	186	2,877	2,994	10,488
Total other-than-temporary impairment losses	—	(202)	—	(1,078)
Loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	—	(202)	—	(1,078)
Gain (loss) on derivatives	24	226	156	657
Gain on sale leaseback transactions	1,566	1,607	4,941	4,820
Gain on branch divestitures—deposit premium	—	—	2,244	—
Change in FDIC indemnification asset	(2,140)	(4,877)	(5,916)	(4,118)
Other income	5,413	2,927	12,475	11,172

Total noninterest income	47,755	40,867	140,314	138,542

Noninterest Expense
Salaries and employee benefits	51,777	49,876	151,460	142,673
Occupancy	12,584	13,454	36,697	39,170
Equipment	3,306	2,902	8,979	8,725
Marketing	2,201	1,537	5,340	4,474
Data processing	5,704	5,432	16,595	16,835
Communication	2,655	2,627	7,924	8,053
Professional fees	3,140	3,787	9,643	9,141
Loan expense	1,886	1,760	5,471	4,896
Supplies	666	739	1,884	2,106
FDIC assessment	1,857	1,320	3,627	4,094
Other real estate owned expense	1,465	371	4,016	11,754
Amortization of intangibles	1,859	1,956	6,224	5,888
Other expense	7,558	3,258	15,897	8,524

Total noninterest expense	96,658	89,019	273,757	266,333

Income before income taxes	30,817	25,598	107,366	93,756
Income tax expense	6,869	5,861	30,995	25,090

Net income	$23,948	$19,737	$76,371	$68,666

Net income per common share—basic	$0.24	$0.20	$0.76	$0.72
Net income per common share—diluted	0.23	0.20	0.75	0.72

Weighted average number of common shares outstanding-basic	100,645	95,690	100,901	94,886
Weighted average number of common shares outstanding-diluted	101,131	96,125	101,351	95,274

Dividends per common share	$0.10	$0.09	$0.30	$0.27

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Net income	$23,948	$19,737	$76,371	$68,666
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	(29,839)	23,002	(117,224)	40,463
Reclassification for securities transferred to held-to-maturity	31,005	—	31,005	—
Reclassification adjustment for securities gains realized in income	(186)	(2,877)	(2,994)	(10,488)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	202	—	1,078
Income tax effect	272	(7,901)	34,638	(12,076)

Unrealized gains on available-for-sale securities	1,252	12,426	(54,575)	18,977
Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	(1,588)	—	(1,588)
Fair value adjustment for securities transferred from available-for-sale	(31,005)	—	(31,005)	—
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	193	(232)	(161)	(693)
Income tax effect	10,725	729	10,866	913

Changes from securities held-to-maturity	(20,087)	(1,091)	(20,300)	(1,368)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(2,609)	—	(1,735)	(240)
Reclassification adjustment on cash flow hedges	—	—	—	—
Income tax effect	1,009	(1)	660	95

Changes from cash flow hedges	(1,600)	(1)	(1,075)	(145)
Defined benefit pension plans:
Amortization of net loss recognized in income	849	1,007	2,551	3,021
Income tax effect	(323)	(403)	(1,332)	(1,209)

Changes from defined benefit pension plans	526	604	1,219	1,812

Other comprehensive income (loss), net of tax	(19,909)	11,938	(74,731)	19,276

Comprehensive income (loss)	$4,039	$31,675	$1,640	$87,942

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
(dollars and shares	Common	Capital	Retained	Comprehensive	Shareholders’
in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	$94,654	$834,033	$89,865	$15,004	$1,033,556
Net income	—	—	68,666	—	68,666
Other comprehensive income (loss)	—	—	—	19,276	19,276
Acquisition—Indiana Community Bancorp	6,626	81,871	—	—	88,497
Dividends—common stock	—	—	(25,551)	—	(25,551)
Common stock issued	16	171	—	—	187
Common stock repurchased	(66)	(765)	—	—	(831)
Stock based compensation expense	—	2,203	—	—	2,203
Stock activity under incentive comp plans	173	746	(158)	—	761

Balance, September 30, 2012	$101,403	$918,259	$132,822	$34,280	$1,186,764

Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	—	—	76,371	—	76,371
Other comprehensive income (loss)	—	—	—	(74,731)	(74,731)
Dividends—common stock	—	—	(30,275)	—	(30,275)
Common stock issued	17	197	—	—	214
Common stock repurchased	(839)	(10,285)	—	—	(11,124)
Stock based compensation expense	—	3,154	—	—	3,154
Stock activity under incentive comp plans	336	980	(234)	—	1,082

Balance, September 30, 2013	$100,693	$910,964	$192,529	$(44,930)	$1,159,256

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$76,371	$68,666

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,259	8,618
Amortization and impairment of other intangible assets	6,224	5,888
Net premium amortization on investment securities	13,190	9,546
Change in FDIC indemnification asset	5,916	4,118
Stock compensation expense	3,154	2,203
Provision expense (income) for loan losses	(4,572)	2,849
Net securities gains	(2,994)	(10,488)
Impairment on available-for-sale securities	—	1,078
Gain on branch divestitures	(2,244)	—
Recognition of deferred gain on sale leaseback transactions	(4,941)	(4,820)
(Gain) loss on derivatives	(156)	(657)
Net (gains) losses on sales and write-downs of loans and other assets	(1,496)	303
Increase in cash surrender value of company owned life insurance	(3,009)	(4,393)
Residential real estate loans originated for sale	(117,074)	(51,833)
Proceeds from sale of residential real estate loans	125,027	49,465
(Increase) decrease in interest receivable	(1,382)	536
Decrease in other real estate owned	9,459	670
(Increase) decrease in other assets	15,172	1,732
Increase (decrease) in accrued expenses and other liabilities	(4,856)	(25,493)

Total adjustments	43,677	(10,678)

Net cash flows provided by operating activities	120,048	57,988

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks and branches	530,000	78,538
Purchases of investment securities available-for-sale	(1,034,369)	(687,698)
Purchases of investment securities held-to-maturity	(21,181)	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	506,517	478,218
Proceeds from sales of investment securities available-for-sale	169,287	192,020
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	20,347	24,851
Proceeds on branch divestitures	(144,236)	—
Proceeds from sale of loans and leases	114,527	2,292
Purchases of Federal Home Loan Bank stock	(2,657)	—
Reimbursements under FDIC loss share agreements	19,415	36,338
Net principal collected from (loans made to) loan customers	16,228	9,123
Proceeds from sale of premises and equipment and other assets	3,078	3,434
Purchases of premises and equipment and other assets	(15,222)	(9,368)

Net cash flows provided by investing activities	161,734	127,748

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(485,517)	(175,239)
Short-term borrowings	(170,844)	27,210
Payments for maturities on other borrowings	(837)	(1,416)
Payments related to retirement of debt	(50,993)	(16,000)
Proceeds from issuance of other borrowings	450,000	—
Cash dividends paid on common stock	(30,275)	(25,551)
Common stock repurchased	(11,124)	(831)
Proceeds from exercise of stock options, including tax benefit	944	565
Common stock issued	214	187

Net cash flows provided by (used in) financing activities	(298,432)	(191,075)

Net increase (decrease) in cash and cash equivalents	(16,650)	(5,339)
Cash and cash equivalents at beginning of period	264,060	222,872

Cash and cash equivalents at end of period	$247,410	$217,533

Supplemental cash flow information:
Total interest paid	$20,626	$30,264
Total taxes paid (net of refunds)	$11,782	$20,969
Securities transferred from held-to-maturity to available-for-sale	$—	$46,053
Securities transferred from available-for-sale to held-to-maturity	$357,788	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of September 30, 2013 and 2012, and December 31, 2012, and the results of its operations for the three and nine months ended September 30, 2013 and 2012. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2012.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2013 presentation. Such reclassifications had no effect on net income or shareholders’ equity.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 805—In October 2012, the FASB issued an update (ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) impacting FASB ASC 805, Business Combinations. This update specifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This update became effective for interim and annual periods beginning on or after December 15, 2012, and is consistent with the Company’s accounting treatment of changes in expected cash flows and the indemnification asset and did not have a material impact on the consolidated financial statements.

FASB ASC 220—In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update became effective for the Company for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the consolidated financial statements.

FASB ASC 405—In February 2013, the FASB issued an update (ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date) impacting FASB ASC 405, Liabilities. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 405—In July 2013, the FASB issued an update (ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes) impacting FASB ASC 815, Derivatives and Hedging. This update permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. This will provide a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in this update are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a material impact on the consolidated financial statements.

NOTE 3—ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Indiana Community Bancorp

On September 15, 2012, Old National acquired 100% of Indiana Community Bancorp (“IBT”) in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. The acquisition enhanced Old National’s position as the third largest branch network in Indiana and allowed Old National to enter into the vibrant, growing region of south central Indiana in a rapid and cost effective manner. We also believe there are opportunities to enhance income and improve efficiencies. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National Bancorp stock valued at approximately $88.5 million.

Under the acquisition method of accounting, the total estimated purchase price is allocated to IBT’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. The purchase price for the IBT acquisition was allocated as follows (in thousands):

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

Bank of America

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

Under the acquisition method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Bank of America branch acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$562,906
Loans	5,638
Premises and equipment	12,559
Accrued interest receivable	15
Other assets	331
Deposits	(565,106)
Accrued expenses and other liabilities	(246)

Net tangible assets acquired	16,097
Definite-lived intangible assets acquired	3,462
Goodwill	13,347

Purchase price	$32,906

Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is approximately $3.5 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Community Banking” segment, as described in Note 20 of these consolidated financial statement footnotes. The goodwill recorded in the transaction will be deductible for tax purposes and is included in the “Community Banking” segment.

Pending Acquisition

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. Tower Financial Corporation is an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower has seven banking centers with approximately $702 million in assets and an additional $719 million in trust assets under management at September 30, 2013. The merger would strengthen Old National’s position as the third largest deposit holder in Indiana. Pursuant to the merger agreement, shareholders of Tower Financial Corporation will receive 1.20 shares of Old National Bancorp common stock and $6.75 in cash for each share of Tower Financial Corporation common stock. As of September 5, 2013, the transaction was valued at approximately $107.7 million. The transaction is expected to close in the first quarter of 2014 subject to approval by federal and state regulatory authorities and Tower Financial Corporation shareholders.

Divestitures

During the first quarter of 2013, Old National sold the deposits of nine banking centers located in southern Illinois and western Kentucky. Deposits at the time of sale were approximately $150 million and the Company received a deposit premium of $2.2 million.

On September 5, 2013, Old National entered into branch purchase and assumption agreements to sell three banking centers with deposits of approximately $31 million. ONB expects the transactions to close in December 2013.

As part of our continuing efforts to provide an efficient and effective branch banking network, Old National has also consolidated 40 banking centers into existing branch locations during the last twelve months. Old National intends to consolidate an additional four banking centers during the fourth quarter of 2013.

NOTE 4—NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and nine months ended September 30:

(dollars and shares in thousands,	Three Months Ended	Three Months Ended
except per share data)	September 30, 2013	September 30, 2012
Basic Earnings Per Share
Net income	$23,948	$19,737
Weighted average common shares outstanding	100,645	95,690
Basic Earnings Per Share	$0.24	$0.20

Diluted Earnings Per Share
Net income	$23,948	$19,737
Weighted average common shares outstanding	100,645	95,690
Effect of dilutive securities:
Restricted stock (1)	454	422
Stock options (2)	32	13

Weighted average shares outstanding	101,131	96,125
Diluted Earnings Per Share	$0.23	$0.20

(dollars and shares in thousands,	Nine Months Ended	Nine Months Ended
except per share data)	September 30, 2013	September 30, 2012
Basic Earnings Per Share
Net income	$76,371	$68,666
Weighted average common shares outstanding	100,901	94,886
Basic Earnings Per Share	$0.76	$0.72

Diluted Earnings Per Share
Net income	$76,371	$68,666
Weighted average common shares outstanding	100,901	94,886
Effect of dilutive securities:
Restricted stock (1)	424	371
Stock options (2)	26	17

Weighted average shares outstanding	101,351	95,274
Diluted Earnings Per Share	$0.75	$0.72

(1)	0 and 7 shares of restricted stock awards or restricted stock units were excluded in the computation of net income per diluted share for the third quarter ended September 30, 2013 and 2012, respectively, because the effect would be antidilutive. 6 and 7 shares of restricted stock and restricted stock units were excluded in the computation of net income per diluted share for the nine months ended September 30, 2013 and 2012, respectively, because the effect would be antidilutive.
(2)	Options to purchase 1,013 shares and 3,267 shares outstanding at September 30, 2013 and 2012, respectively, were excluded in the computation of net income per diluted share for the third quarter ended September 30, 2013 and 2012, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,025 and 3,286 shares outstanding at September 30, 2013 and 2012, respectively, were excluded in the computation of net income per diluted share for the nine months ended September 30, 2013 and 2012, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended September 30, 2013 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
AOCI at July 1, 2013	$(16,773)	$3,056	$525	$(11,829)	$(25,021)
Other comprehensive income (loss) before reclassifications	1,500	(20,224)	(1,600)	—	(20,324)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(248)	137	—	526	415

Net current-period other comprehensive income (loss)	1,252	(20,087)	(1,600)	526	(19,909)

AOCI at September 30, 2013	$(15,521)	$(17,031)	$(1,075)	$(11,303)	$(44,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Nine Months Ended September 30, 2013 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
AOCI at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(52,589)	(20,224)	(1,075)	—	(73,888)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,986)	(76)	—	1,219	(843)

Net current-period other comprehensive income (loss)	(54,575)	(20,300)	(1,075)	1,219	(74,731)

AOCI at September 30, 2013	$(15,521)	$(17,031)	$(1,075)	$(11,303)	$(44,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended September 30, 2013 (a)
Details about Accumulated	Amount Reclassified from
Other Comprehensive Income	Accumulated Other	Affected Line Item in the Statement
(Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$186	Net securities gains
	—	Impairment losses

	186	Total before tax
	62	Tax (expense) or benefit

	$248	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$(193)	Interest income/(expense)
	56	Tax (expense) or benefit

	$(137)	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(849)	(b)
	323	Tax (expense) or benefit

	$(526)	Net of tax

Total reclassifications for the period	$(415)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2013 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$2,994	Net securities gains
	—	Impairment losses

	2,994	Total before tax
	(1,008)	Tax (expense) or benefit

	$1,986	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$161	Interest income/(expense)
	(85)	Tax (expense) or benefit

	$76	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(2,551)	(b)
	1,332	Tax (expense) or benefit

	$(1,219)	Net of tax

Total reclassifications for the period	$843	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and nine months ended September 30, 2012 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended September 30, 2012 (a)
	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at July 1, 2012	$31,163	$4,468	$1	$(13,290)	$22,342
Other comprehensive income
(loss) before reclassifications	14,064	(952)	—	—	13,112
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,638)	(139)	(1)	604	(1,174)

Net current-period other comprehensive income (loss)	12,426	(1,091)	(1)	604	11,938

Balance at September 30, 2012	$43,589	$3,377	$—	$(12,686)	$34,280

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

	Changes in Accumulated Other Comprehensive Income by Component For the Nine Months Ended September 30, 2012 (a)
	Unrealized Gains and Losses on Available- for-Sale Securities	Unrealized Gains and Losses on Held-to- Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at January 1, 2012	$24,612	$4,745	$145	$(14,498)	$15,004
Other comprehensive income
(loss) before reclassifications	24,728	(952)	—	—	23,776
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(5,751)	(416)	(145)	1,812	(4,500)

Net current-period other comprehensive income (loss)	18,977	(1,368)	(145)	1,812	19,276

Balance at September 30, 2012	$43,589	$3,377	$—	$(12,686)	$34,280

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended September 30, 2012
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$2,877	Net securities gains
	(202)	Impairment losses

	2,675	Total before tax
	(1,037)	Tax (expense) or benefit

	$1,638	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$232	Interest income/(expense)
	(93)	Tax (expense) or benefit

	$139	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$—	Interest income/(expense)
	1	Tax (expense) or benefit

	$1	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(1,007)	(b)
	403	Tax (expense) or benefit

	$(604)	Net of tax

Total reclassifications for the period	$1,174	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Nine Months Ended September 30, 2012
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$10,488	Net securities gains
	(1,078)	Impairment losses

	9,410	Total before tax
	(3,659)	Tax (expense) or benefit

	$5,751	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$693	Interest income/(expense)
	(277)	Tax (expense) or benefit

	$416	Net of tax

Gains and losses on cash flow hedges
Interest rate contracts	$240	Interest income/(expense)
	(95)	Tax (expense) or benefit

	$145	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(3,021)	(b)
	1,209	Tax (expense) or benefit

	$(1,812)	Net of tax

Total reclassifications for the period	$4,500	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

NOTE 6—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2013
Available-for-sale
U.S. Treasury	$28,131	$170	$—	$28,301
U.S. Government-sponsored entities and agencies	408,851	500	(17,614)	391,737
Mortgage-backed securities—Agency	1,395,110	18,467	(22,773)	1,390,804
Mortgage-backed securities—Non-agency	18,082	331	—	18,413
States and political subdivisions	266,306	11,169	(1,677)	275,798
Pooled trust preferred securities	22,923	—	(13,518)	9,405
Other securities	260,090	5,577	(5,828)	259,839

Total available-for-sale securities	$2,399,493	$36,214	$(61,410)	$2,374,297

Held-to-maturity
U.S. Government-sponsored entities and agencies	$171,472	$8,548	$—	$180,020
Mortgage-backed securities—Agency	39,254	1,234	—	40,488
States and political subdivisions	547,468	11,927	(1,351)	558,044

Total held-to-maturity securities	$758,194	$21,709	$(1,351)	$778,552

December 31, 2012
Available-for-sale
U.S. Treasury	$11,437	$404	$—	$11,841
U.S. Government-sponsored entities and agencies	515,469	2,794	(938)	517,325
Mortgage-backed securities—Agency	1,130,991	33,244	(447)	1,163,788
Mortgage-backed securities—Non-agency	29,359	1,175	(338)	30,196
States and political subdivisions	542,559	35,805	(1,040)	577,324
Pooled trust preferred securities	24,884	—	(15,525)	9,359
Other securities	182,070	10,473	(1,592)	190,951

Total available-for-sale securities	$2,436,769	$83,895	$(19,880)	$2,500,784

Held-to-maturity
U.S. Government-sponsored entities and agencies	$173,936	$14,327	$—	$188,263
Mortgage-backed securities—Agency	56,612	2,307	—	58,919
States and political subdivisions	169,282	13,739	—	183,021
Other securities	2,998	—	—	2,998

Total held-to-maturity securities	$402,828	$30,373	$—	$433,201

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

	September 30, 2013		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$36,076	$36,290	2.47%
One to five years	173,037	179,404	3.12
Five to ten years	547,138	535,569	2.43
Beyond ten years	1,643,242	1,623,034	2.48

Total	$2,399,493	$2,374,297	2.51%

Held-to-maturity
Within one year	$65	$66	2.74%
One to five years	14,601	15,362	4.25
Five to ten years	159,912	165,571	3.15
Beyond ten years	583,616	597,553	5.54

Total	$758,194	$778,552	5.01%

The following table summarizes the investment securities with unrealized losses at September 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2013
Available-for-Sale
U.S. Government-sponsored entities and agencies	$346,427	$(17,614)	$—	$—	$346,427	$(17,614)
Mortgage-backed securities—Agency	708,751	(22,773)	—	—	708,751	(22,773)
States and political subdivisions	42,020	(1,572)	2,821	(105)	44,841	(1,677)
Pooled trust preferred securities	—	—	9,405	(13,518)	9,405	(13,518)
Other securities	130,317	(4,342)	8,463	(1,486)	138,780	(5,828)

Total available-for-sale	$1,227,515	$(46,301)	$20,689	$(15,109)	$1,248,204	$(61,410)

Held-to-Maturity
States and political subdivisions	$50,299	$(1,351)	$—	$—	$50,299	$(1,351)

Total held-to-maturity	$50,299	$(1,351)	$—	$—	$50,299	$(1,351)

December 31, 2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$201,151	$(938)	$—	$—	$201,151	$(938)
Mortgage-backed securities—Agency	64,213	(447)	—	—	64,213	(447)
Mortgage-backed securities—Non-agency	—	—	5,696	(338)	5,696	(338)
States and political subdivisions	63,311	(1,040)	—	—	63,311	(1,040)
Pooled trust preferred securities	—	—	9,359	(15,525)	9,359	(15,525)
Other securities	23,617	(162)	6,658	(1,430)	30,275	(1,592)

Total available-for-sale	$352,292	$(2,587)	$21,713	$(17,293)	$374,005	$(19,880)

Proceeds from sales and calls of securities available for sale were $334.4 million and $332.3 million for the nine months ended September 30, 2013 and 2012, respectively. Gains of $2.9 million and $10.4 million were realized on these sales during 2013 and 2012, respectively and offsetting losses of $0.3 million were realized on these sales during 2013. Also included in net securities gains for the first nine months of 2013 is $194 thousand of gains associated with the trading securities and $195 thousand of gains from mutual funds. There were no other-than-temporary impairment charges related to credit loss in the first nine months of 2013. Impacting earnings in the first nine months of 2012 was $120 thousand of gains associated with the trading securities and other-than-temporary impairment charges related to credit loss on six non-agency mortgage-backed securities and one trust preferred security in the amount of $1.1 million.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.3 million at September 30, 2013 and $3.1 million at December 31, 2012.

During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $31.0 million unrealized holding loss at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized.

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

There was no other-than-temporary-impairment recorded in the first nine months of 2013. In the first nine months of 2012, $1.1 million of other-than-temporary-impairment was recorded.

As of September 30, 2013, Old National’s securities portfolio consisted of 1,330 securities, 267 of which were in an unrealized loss position. Unrealized losses related to Old National’s holdings of pooled trust preferred securities have remained for the longest continuous period of time and are discussed below.

Pooled Trust Preferred Securities

At September 30, 2013, the Company’s securities portfolio contained five pooled trust preferred securities with a fair value of $9.4 million and unrealized losses of $13.5 million. Three of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $3.4 million with unrealized losses of $5.4 million at September 30, 2013. These securities were rated A2 and A3 at inception, but at September 30, 2013, one security was rated C and two securities D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the nine months ended September 30, 2013, our model indicated no other-than-temporary-impairment losses on these securities. During the first quarter of 2013 one of these securities was sold. The Company recorded a gain of $224 thousand associated with this sale. At September 30, 2013, the Company has no intent to sell any of these securities that are in an unrealized loss position.

Two of our pooled trust preferred securities with a fair value of $6.0 million and unrealized losses of $8.1 million at September 30, 2013 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the nine months ended September 30, 2012, the six securities subject to FASB ASC 325-10 accounted for $7.3 million of the unrealized losses in the pooled trust preferred securities category. For the nine months ended September 30, 2012, our model indicated other-than-temporary-impairment losses on one security of $165 thousand, all of which was recorded as a credit loss in earnings. At September 30, 2012, the fair value of this security was $476 thousand and it was classified as available for sale.

Two of our pooled trust preferred securities with a fair value of $5.4 million and unrealized losses of $8.9 million at September 30, 2012 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

Trust preferred securities

September 30, 2013

(Dollars in Thousands)

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
	Class	Rating (1)	Cost	Value	(Loss)	2013	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
MM Community Funding IX	B-2	D	$2,067	$902	$(1,165)	$—	14/27	32.0%	5.3%	0.0%
Reg Div Funding 2004	B-2	D	4,012	1,122	(2,890)	—	24/43	39.9%	6.0%	0.0%
Pretsl XII	B-1	C	2,670	1,341	(1,329)	—	48/70	23.6%	6.7%	0.0%
Pretsl XXVII LTD	B	CCC	4,754	1,326	(3,428)	—	33/47	25.1%	4.6%	34.6%
Trapeza Ser 13A	A2A	B+	9,420	4,714	(4,706)	—	41/61	27.6%	6.7%	40.1%

			22,923	9,405	(13,518)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	958	1,017	59	—
First Empire Cap (M&T)		BB+	2,911	3,052	141	—
Fleet Cap Tr V (BOA)		Ba2	3,371	2,800	(571)	—
JP Morgan Chase Cap XIII		BBB	4,731	3,950	(781)	—
NB-Global		Ba2	730	800	70	—

			12,701	11,619	(1,082)	—
Total			$35,624	$21,024	$(14,600)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

There was no other-than-temporary-impairment for the nine months ending September 30, 2013 compared to $1.1 million of other-than-temporary-impairment for the nine months ended September 30, 2012. The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2012 and the related credit losses recognized in earnings:

				Amount of other-than-temporary impairment recognized in earnings
		Lowest		Three months	Nine months
		Credit	Amortized	ended	ended
	Vintage	Rating (1)	Cost	September 30, 2012	September 30, 2012
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$12,319	$139	$299
CWALT Ser 73CB	2005	D	2,613	23	140
CWALT Ser 73CB	2005	D	3,762	21	21
HALO Ser 1R	2006		—	—	133
RAST A9	2004		—	—	142
RFMSI Ser S10	2006	D	3,260	15	178

			$21,954	198	913
Pooled trust preferred securities:
Reg Div Funding	2004	D	$4,012	4	165

			$4,012	4	165
Total other-than-temporary- impairment recognized in earnings				$202	$1,078

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at September 30, 2013, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
		Lowest		Nine Months ended
		Credit	Amortized	Sept. 30,	Year ended December 31,				Life-to
	Vintage	Rating (1)	Cost	2013	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$9,969	$—	$299	$—	$79	$63	$441
CWALT Ser 73CB (2)	2005		—	—	151	—	207	83	441
CWALT Ser 73CB (2)	2005		—	—	35	—	427	182	644
CWHL 2006-10 (2)	2006		—	—	—	—	309	762	1,071
CWHL 2005-20	2005		—	—	—	—	39	72	111
FHASI Ser 4 (2)	2007		—	—	—	340	629	223	1,192
HALO Ser 1R (2)	2006		—	—	133	16	—	—	149
RFMSI Ser S9 (2)	2006		—	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	2,655	—	178	165	76	249	668
RALI QS2 (2)	2006		—	—	—	—	278	739	1,017
RAST A9	2004		—	—	142	—	—	—	142
RFMSI S1(2)	2006		—	—	—	—	30	176	206

			12,624	—	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003		—	—	—	888	444	3,517	4,849
MM Community Funding IX	2003	D	2,067	—	—	—	165	2,612	2,777
Reg Div Funding	2004	D	4,012	—	165	—	321	5,199	5,685
Pretsl XII	2003	C	2,671	—	—	—	—	1,897	1,897
Pretsl XV (2)	2004		—	—	—	—	—	3,374	3,374
Reg Div Funding (2)	2005		—	—	311	—	—	3,767	4,078

			8,750	—	476	888	930	20,366	22,660
Total other-than-temporary- impairment recognized in earnings				$—	$1,414	$1,409	$3,927	$24,795	$31,545

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold.

NOTE 7—LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At September 30, 2013 and December 31, 2012, Old National had residential loans held for sale of $7.9 million and $12.6 million, respectively.

During the third quarter of 2013, residential real estate loans held for investment of $96.9 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $96.9 million, resulting in no gain or loss. These longer duration loans were sold to reduce interest rate risk in the loan portfolio. At September 30, 2013, there were no loans held for sale under this arrangement.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013 with no additional loss. Old National does not intend to sell its nontaxable finance leases.

During the first nine months of 2013, commercial and commercial real estate loans held for investment of $5.9 million, including $0.4 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $7.1 million, resulting in a charge-off of $0.2 million, recoveries of $0.4 million and other noninterest income of $1.0 million. At September 30, 2013, there were no loans held for sale under this arrangement.

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

NOTE 8—LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

The composition of loans by lending classification was as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012
Commercial (1)	$1,381,216	$1,336,820
Commercial real estate:
Construction	83,205	99,081
Other	1,082,561	1,156,802
Residential real estate	1,344,350	1,324,703
Consumer credit:
Heloc	249,013	258,114
Auto	585,285	526,085
Other	96,045	122,656
Covered loans	250,801	372,333

Total loans	5,072,476	5,196,594
Allowance for loan losses	(42,306)	(49,047)
Allowance for loan losses—covered loans	(5,012)	(5,716)

Net loans	$5,025,158	$5,141,831

(1)	Includes direct finance leases of $30.1 million at September 30, 2013 and $57.7 million at December 31, 2012.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. As part of the purchase and assumption agreement, the Company and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of September 30, 2013, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Old National’s activity in the allowance for loan losses for the three months ended September 30, 2013 and 2012 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$15,084	$26,595	$4,844	$2,795	—	$49,318
Charge-offs	(750)	(432)	(1,822)	(501)	—	(3,505)
Recoveries	472	1,571	1,132	54	—	3,229
Provision	(286)	(2,864)	657	769	—	(1,724)

Ending balance	$14,520	$24,870	$4,811	$3,117	—	$47,318

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$17,850	$28,621	$4,682	$3,607	—	$54,760
Charge-offs	(2,485)	(771)	(1,385)	(545)	—	(5,186)
Recoveries	1,647	2,300	565	276	—	4,788
Provision	954	(945)	663	(272)	—	400

Ending balance	$17,966	$29,205	$4,525	$3,066	—	$54,762

Old National’s activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	—	$54,763
Charge-offs	(2,719)	(3,233)	(5,336)	(1,212)	—	(12,500)
Recoveries	2,501	3,309	3,540	277	—	9,627
Provision	96	(6,495)	1,452	375	—	(4,572)

Ending balance	$14,520	$24,870	$4,811	$3,117	—	$47,318

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	—	$58,060
Charge-offs	(5,725)	(4,864)	(5,935)	(1,465)	—	(17,989)
Recoveries	3,940	4,421	3,090	391	—	11,842
Provision	(213)	2,655	416	(9)	—	2,849

Ending balance	$17,966	$29,205	$4,525	$3,066	—	$54,762

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at September 30, 2013 and December 31, 2012 and other information regarding the allowance:

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$3,959	$2,572	—	—	—	$6,531

Ending balance: collectively evaluated for impairment	$10,359	$15,073	$4,158	$3,050	—	$32,640

Ending balance: noncovered loans acquired with deteriorated credit quality	$202	$2,811	$86	$36	—	$3,135

Ending balance: covered loans acquired with deteriorated credit quality	—	$4,414	$567	$31	—	$5,012

Total allowance for credit losses	$14,520	$24,870	$4,811	$3,117	—	$47,318

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$24,945	$41,568	—	—	—	$66,513

Ending balance: collectively evaluated for impairment	$1,376,178	$1,108,595	$978,419	$1,344,331	—	$4,807,523

Ending balance: loans acquired with deteriorated credit quality	$579	$30,613	$14,262	$156	—	$45,610

Ending balance: covered loans acquired with deteriorated credit quality	$14,818	$88,526	$19,477	$30,009	—	$152,830

Total loans and leases outstanding	$1,416,520	$1,269,302	$1,012,158	$1,374,496	—	$5,072,476

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$4,702	$2,790	—	—	—	$7,492

Ending balance: collectively evaluated for impairment	$9,900	$19,541	$4,202	$3,637	—	$37,280

Ending balance: noncovered loans acquired with deteriorated credit quality	$40	$4,060	$135	$40	—	$4,275

Ending balance: covered loans acquired with deteriorated credit quality	—	$4,898	$818	—	—	$5,716

Total allowance for credit losses	$14,642	$31,289	$5,155	$3,677	—	$54,763

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,980	$47,257	—	—	—	$77,237

Ending balance: collectively evaluated for impairment	$1,330,913	$1,175,830	$946,654	$1,334,813	—	$4,788,210

Ending balance: loans acquired with deteriorated credit quality	$7,859	$52,981	$22,432	$123	—	$83,395

Ending balance: covered loans acquired with deteriorated credit quality	$23,707	$162,641	$35,741	$25,663	—	$247,752

Total loans and leases outstanding	$1,392,459	$1,438,709	$1,004,827	$1,360,599	—	$5,196,594

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

Classified—Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Classified—Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass rated loans are those loans that are other than criticized, classified – substandard or classified – doubtful.

As of September 30, 2013 and December 31, 2012, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit Exposure	Commercial		Commercial Real Estate- Construction		Commercial Real Estate- Other
by Internally Assigned Grade	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Grade:
Pass	$1,238,695	$1,237,274	$64,874	$62,604	$952,765	$965,967
Criticized	92,893	38,476	9,383	11,969	27,185	62,819
Classified—substandard	22,591	23,388	2,579	10,204	43,636	38,252
Classified—doubtful	27,037	37,682	6,369	14,304	58,975	89,764

Total	$1,381,216	$1,336,820	$83,205	$99,081	$1,082,561	$1,156,802

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of September 30, 2013 and December 31, 2012, excluding covered loans:

September 30, 2013	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$247,546	$583,629	$94,227	$1,334,043
Nonperforming	1,467	1,656	1,818	10,307

	$249,013	$585,285	$96,045	$1,344,350

December 31, 2012	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$256,394	$524,105	$120,547	$1,312,717
Nonperforming	1,720	1,980	2,109	11,986

	$258,114	$526,085	$122,656	$1,324,703

Impaired Loans

Large commercial credits are subject to individual evaluation for impairment. Retail credits and other small balance credits that are part of a homogeneous group are not tested for individual impairment unless they are modified as a troubled debt restructuring. A loan is considered impaired when it is probable that contractual interest and principal payments will not be collected either for the amounts or by the dates as scheduled in the loan agreement. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Old National’s policy, for all but purchased credit impaired loans, is to recognize interest income on impaired loans unless the loan is placed on nonaccrual status. For the nine months ended September 30, 2013 and 2012, the average balance of impaired loans was $71.9 million and $76.7 million, respectively. No additional funds are committed to be advanced in connection with these impaired loans.

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of September 30, 2013 and December 31, 2012. Of the loans purchased during 2012 and 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
September 30, 2013
With no related allowance recorded:
Commercial	$15,439	$15,795	$—
Commercial Real Estate—Construction	563	671	—
Commercial Real Estate—Other	14,255	18,089	—
With an allowance recorded:
Commercial	9,506	13,442	3,959
Commercial Real Estate—Construction	3,133	3,133	69
Commercial Real Estate—Other	23,617	25,019	2,503

Total Commercial and CRE	$66,513	$76,149	$6,531

December 31, 2012
With no related allowance recorded:
Commercial	$6,563	$9,280	$—
Commercial Real Estate—Construction	1,179	1,287	—
Commercial Real Estate—Other	16,944	23,162	—
With an allowance recorded:
Commercial	23,417	28,574	4,702
Commercial Real Estate—Construction	3,227	3,227	69
Commercial Real Estate—Other	25,907	28,732	2,721

Total Commercial and CRE	$77,237	$94,262	$7,492

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended September 30, 2013 and 2012 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2013
With no related allowance recorded:
Commercial	$14,043	$33
Commercial Real Estate—Construction	583	—
Commercial Real Estate—Other	13,868	44
With an allowance recorded:
Commercial	12,989	19
Commercial Real Estate—Construction	2,989	—
Commercial Real Estate—Other	26,556	4

Total Commercial and CRE	$71,028	$100

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2012
With no related allowance recorded:
Commercial	$8,514	$40
Commercial Real Estate—Construction	1,322	2
Commercial Real Estate—Other	13,417	27
With an allowance recorded:
Commercial	19,372	(10)
Commercial Real Estate—Construction	438	(2)
Commercial Real Estate—Other	23,246	(1)

Total Commercial and CRE	$66,309	$56

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the nine months ended September 30, 2013 and 2012 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2013
With no related allowance recorded:
Commercial	$11,002	$91
Commercial Real Estate—Construction	871	—
Commercial Real Estate—Other	15,600	57
With an allowance recorded:
Commercial	16,462	50
Commercial Real Estate—Construction	3,180	—
Commercial Real Estate—Other	24,763	99

Total Commercial and CRE	$71,878	$297

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
September 30, 2012
With no related allowance recorded:
Commercial	$10,246	$40
Commercial Real Estate—Construction	796	2
Commercial Real Estate—Other	16,349	70
With an allowance recorded:
Commercial	23,081	58
Commercial Real Estate—Construction	3,464	—
Commercial Real Estate—Other	22,741	54

Total Commercial and CRE	$76,677	$224

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of September 30, 2013 and December 31, 2012 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
September 30, 2013
Commercial	$2,079	$823	$41	$27,037	$29,980	$1,351,236
Commercial Real Estate:
Construction	—	60	—	6,369	6,429	76,776
Other	2,642	653	—	58,975	62,270	1,020,291
Consumer:
Heloc	851	71	125	1,467	2,514	246,499
Auto	3,256	805	145	1,656	5,862	579,423
Other	1,596	372	101	1,818	3,887	92,158
Residential	7,991	2,626	369	10,307	21,293	1,323,057
Covered loans	1,882	613	74	40,688	43,257	207,544

Total loans	$20,297	$6,023	$855	$148,317	$175,492	$4,896,984

December 31, 2012
Commercial	$2,691	$515	$322	$36,766	$40,294	$1,296,526
Commercial Real Estate:
Construction	11	—	—	14,304	14,315	84,766
Other	3,439	665	236	81,525	85,865	1,070,937
Consumer:
Heloc	961	15	—	1,720	2,696	255,418
Auto	4,070	881	328	1,980	7,259	518,826
Other	1,732	403	110	2,109	4,354	118,302
Residential	14,686	1,874	66	11,986	28,612	1,296,091
Covered loans	2,891	941	15	103,946	107,793	264,540

Total loans	$30,481	$5,294	$1,077	$254,336	$291,188	$4,905,406

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At September 30, 2013, these loans totaled $223.8 million, of which $142.9 million had been sold to other financial institutions and $80.9 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the nine months ended September 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At September 30, 2013, our troubled debt restructurings consisted of $21.4 million of commercial loans, $22.7 million of commercial real estate loans, $0.9 million of consumer loans and $1.5 million of residential loans, totaling $46.5 million. Approximately $31.0 million of the troubled debt restructuring at September 30, 2013 were included with nonaccrual loans. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans.

As of September 30, 2013 and December 31, 2012, Old National has allocated $5.4 million and $4.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings, respectively. Old National has not committed to lend any additional amounts as of September 30, 2013 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2013:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	28	$14,272	$13,238
Commercial Real Estate—construction	—	—	—
Commercial Real Estate—other	28	9,741	8,961
Consumer —other	44	1,964	1,863

Total	100	$25,977	$24,062

The troubled debt restructurings described above increased the allowance for loan losses by $2.5 million and resulted in no charge-offs during the nine months ended September 30, 2013.

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

The following table presents loans by class modified as troubled debt restructuring for which there was a payment default within last twelve months following the modification during the nine months ended September 30, 2013. The impact of the defaults was immaterial.

(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	1	$76
Commercial Real Estate	2	315

Total	3	$391

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

The terms of certain other loans were modified during the nine months ended September 30, 2013 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2013, it has not been necessary to remove any loans from PCI accounting.

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

The following table presents activity in troubled debt restructurings for the nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
(Charge-offs)/recoveries	639	474	(61)	—	1,052
Payments	(5,122)	(5,119)	(408)	(39)	(10,688)
Additions	13,238	8,961	836	1,027	24,062

Balance September 30, 2013	$21,415	$22,738	$840	$1,487	$46,480

(dollars in thousands)	Commercial	Commercial Real Estate	Consumer	Residential	Total
2012
Troubled debt restructuring:
Balance, January 1, 2012	$7,086	$5,851	$53	$—	$12,990
(Charge-offs)/recoveries	(1,381)	(796)	—	—	(2,177)
Payments	(1,314)	(3,245)	(13)	(32)	(4,604)
Additions	5,556	16,426	266	368	22,616

Balance September 30, 2012	$9,947	$18,236	$306	$336	$28,825

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

(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial	$579	$7,859
Commercial real estate	30,613	52,981
Consumer	14,262	22,432
Residential	156	123

Carrying amount	$45,610	$83,395

Carrying amount, net of allowance	$42,475	$79,120

Allowance for loan losses	$3,135	$4,275

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $129.5 million and $179.5 million as of September 30, 2013 and December 31, 2012, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $11.9 million has been recorded as loan interest income through the nine months ended September 30, 2013. Accretion of $7.9 million was recorded as loan interest income through the nine months ended September 30, 2012. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

(dollars in thousands)	Monroe	Integra Noncovered	IBT	Total
Balance at January 1, 2013	$11,834	$3,575	$16,170	$31,579
New loans purchased	—	—	—	—
Accretion of income	(3,544)	(1,028)	(7,337)	(11,909)
Reclassifications from (to) nonaccretable difference	208	80	12,050	12,338
Disposals/other adjustments	(268)	(49)	(50)	(367)

Balance at September 30, 2013	$8,230	$2,578	$20,833	$31,641

Included in Old National’s allowance for loan losses is $3.1 million related to the purchased loans disclosed above for the first nine months of 2013. Included in Old National’s allowance for loan losses was $4.3 million related to the purchased loans in 2012. An immaterial amount of allowances for loan losses were reversed during 2013 and 2012 related to these loans.

Purchased loans, as of the date of acquisition, for which it was probable that all contractually required payments would not be collected are as follows:

(dollars in thousands)	Monroe Bancorp	Integra Bank (1)	IBT
Contractually required payments	$94,714	$921,856	$118,535
Nonaccretable difference	(45,157)	(226,426)	(53,165)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370
Accretable yield	(6,971)	(98,487)	(11,945)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425

(1)	Includes covered and noncovered.

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9—COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $250.8 million at September 30, 2013. The composition of covered loans by lending classification was as follows:

At September 30, 2013
(dollars in thousands)	Loans Accounted for Under ASC 310-30 (Purchased Credit Impaired)	Loans excluded from ASC 310-30 (1) (Not Purchased Credit Impaired)	Total Covered Purchased Loans
Commercial	$14,818	$20,486	$35,304
Commercial real estate	88,526	15,010	103,536
Residential	30,009	137	30,146
Consumer	19,477	62,338	81,815

Covered loans	152,830	97,971	250,801
Allowance for loan losses	(5,012)	—	(5,012)

Covered loans, net	$147,818	$97,971	$245,789

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $388.9 million and $529.2 million as of September 30, 2013 and December 31, 2012, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the nine months ended September 30, 2013:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(119,564)	—	—	(119,564)
Accretion of loan discount	—	—	28,103	28,103
Changes in contractual and expected cash flows due to remeasurement	(20,348)	37,597	(16,689)	560
Removals due to foreclosure or sale	(8,586)	746	(1,193)	(9,033)

Balance at September 30, 2013	$276,029	$(52,653)	$(75,558)	$147,818

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the nine months ended September 30, 2012:

(dollars in thousands)	Contractual Cash Flows (1)	Nonaccretable Difference	Accretable Yield	Carrying Amount (2)
Balance at January 1, 2012	$729,496	$(180,655)	$(92,053)	$456,788
Principal reductions and interest payments	(153,170)	—	—	(153,170)
Accretion of loan discount	—	—	37,919	37,919
Changes in contractual and expected cash flows due to remeasurement	13,829	16,532	(35,678)	(5,317)
Removals due to foreclosure or sale	(27,373)	11,137	(411)	(16,647)

Balance at September 30, 2012	$562,782	$(152,986)	$(90,223)	$319,573

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2013	2012
Balance at January 1,	$85,779	$92,053
New loans purchased	—	—
Accretion of income	(28,103)	(37,919)
Reclassifications from (to) nonaccretable difference	16,689	35,678
Disposals/other adjustments	1,193	411

Balance at September 30,	$75,558	$90,223

At September 30, 2013, the $91.6 million loss sharing asset is comprised of an $81.6 million FDIC indemnification asset and a $10.0 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2013, $50.6 million of the FDIC indemnification asset is related to expected indemnification payments and $31.0 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the nine months ended September 30, 2013 and 2012:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income:
Established through acquisitions	—	—
Cash received from FDIC	(19,415)	(38,736)
Loan expenses to be reimbursed	1,469	2,437
Other	(1,204)	(665)
Adjustments reflected in income:
(Amortization) accretion	(6,814)	(10,805)
Impairment	115	187
Write-downs/sale of other real estate	1,965	7,854
Recovery amounts due to FDIC	(1,243)	(1,914)
Other	61	560

Balance at September 30,	$91,558	$127,799

NOTE 10—OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at September 30, 2013 and 2012:

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	5,724	6,046
Sales	(5,892)	(9,874)
Gains (losses)/Write-downs	(1,402)	(4,061)

Balance, September 30, 2013	$9,609	$18,248

(1)	Includes $0.3 million of repossessed personal property at September 30, 2013.

(dollars in thousands)	Other Real Estate Owned (1)	Other Real Estate Owned, Covered
Balance, January 1, 2012	$7,119	$30,443
Acquired	5,597	—
Additions	10,023	17,038
Sales	(6,293)	(8,109)
Gains (losses)/Write-downs	(2,164)	(10,592)

Balance, September 30, 2012	$14,282	$28,780

(1)	Includes $0.4 million of repossessed personal property at September 30, 2012.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse the Company for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of September 30, 2013, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Community Banking	Other	Total
Balance, January 1, 2013	$297,055	$41,765	$338,820
Goodwill acquired during the period	13,909	—	13,909

Balance, September 30, 2013	$310,964	$41,765	$352,729

Balance, January 1, 2012	$212,412	$40,765	$253,177
Goodwill acquired during the period	85,706	1,000	86,706

Balance, September 30, 2012	$298,118	$41,765	$339,883

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2013 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the third quarter of 2013, Old National recorded $13.3 million of goodwill associated with the acquisition of 24 retail bank branches from Bank of America NA. This was allocated to the “Community Banking” segment. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with the Indiana Community Bancorp acquisition. This was allocated to the “Community Banking” segment. The final purchase price allocation resulted in goodwill of $86.2 million associated with the Indiana Community Bancorp acquisition. During the third quarter of 2012, Old National had recorded $86.7 million of goodwill associated with the acquisition of Indiana Community Bancorp, of which $85.7 million was allocated to the “Community Banking” segment and $1.0 million to the “Other” segment.

The gross carrying amount and accumulated amortization of other intangible assets at September 30, 2013 and December 31, 2012 was as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
September 30, 2013
Amortized intangible assets:
Core deposit	$44,021	$(29,987)	$14,034
Customer business relationships	26,549	(19,444)	7,105
Customer trust relationships	5,352	(1,633)	3,719
Customer loan relationships	4,413	(2,675)	1,738

Total intangible assets	$80,335	$(53,739)	$26,596

December 31, 2012
Amortized intangible assets:
Core deposit	$40,559	$(25,908)	$14,651
Customer business relationships	26,411	(18,153)	8,258
Customer trust relationships	5,352	(1,080)	4,272
Customer loan relationships	4,413	(2,374)	2,039

Total intangible assets	$76,735	$(47,515)	$29,220

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the third quarter of 2013, Old National increased core deposit intangibles by $3.5 million related to the acquisition of 24 retail bank branches from Bank of America NA, which is included in the “Community Banking” segment. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Other” segment. During the third quarter of 2012, Old National increased core deposit intangibles by $1.3 million related to the acquisition of Indiana Community Bancorp, which is included in the “Community Banking” segment. Also during the third quarter of 2012, Old National increased customer relationship intangibles by $1.7 million associated with the trust business of Indiana Community Bancorp, which is included in the “Other” segment. During the second quarter of 2012, Old National increased customer business relationships by $0.5 million relating to the purchase of an insurance book of business, which is included in the “Other” segment.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2013 or 2012. Total amortization expense associated with other intangible assets for the nine months ended September 30 was $6.2 million in 2013 and $5.9 million in 2012. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2013 remaining	$1,919
2014	6,638
2015	5,399
2016	4,352
2017	2,982
Thereafter	5,306

Total	$26,596

NOTE 12—SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of September 30, 2013:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements	Total
2013
Outstanding at September 30, 2013	$60,813	$358,158	$418,971
Average amount outstanding	218,456	336,059	554,515
Maximum amount outstanding at any month-end	466,861	425,191
Weighted average interest rate:
During nine months ended September 30, 2013	0.23%	0.08%	0.14%
At September 30, 2013	0.14	0.05	0.07

NOTE 13—FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
(dollars in thousands)	2013	2012
Old National Bancorp:
Junior subordinated debenture (variable rates of 1.85% to 2.00%) maturing March 2035 to June 2037	$28,000	$28,000
ASC 815 fair value hedge and other basis adjustments	(3,281)	(3,339)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.14% to 8.34% and variable rates 0.32% to 0.36%) maturing October 2013 to January 2023	554,526	155,323
Capital lease obligation	4,170	4,211
ASC 815 fair value hedge and other basis adjustments	460	3,298

Total other borrowings	$633,875	$237,493

Contractual maturities of other borrowings at September 30, 2013, were as follows:

(dollars in thousands)
Due in 2013	$250,013
Due in 2014	50,794
Due in 2015	63
Due in 2016	117,395
Due in 2017	21,115
Thereafter	197,316
ASC 815 fair value hedge and other basis adjustments	(2,821)

Total	$633,875

FEDERAL HOME LOAN BANK

Federal Home Loan Bank advances had weighted-average rates of 0.84% and 3.07% at September 30, 2013, and December 31, 2012, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

In the first nine months of 2013, Old National has terminated $50.0 million of Federal Home Loan Bank advances, resulting in a loss on extinguishment of debt of $1.0 million. Old National also restructured $33.4 million pertaining to two FHLB advances in the first quarter of 2013, which lowered their effective interest rates from 3.27% and 3.29% to 2.04% and 2.49%, respectively.

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

At September 30, 2013, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2013 remaining	$97
2014	410
2015	410
2016	410
2017	410
Thereafter	9,673

Total minimum lease payments	11,410
Less amounts representing interest	7,240

Present value of net minimum lease payments	$4,170

NOTE 14—EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $179 thousand to the Retirement Plan in 2013.

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

Old National contributed $93 thousand to cover benefit payments from the Restoration Plan during the first nine months of 2013. Old National expects to contribute an additional $30 thousand to cover benefit payments from the Restoration Plan during the remainder of 2013.

The net periodic benefit cost and its components were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Interest cost	$435	$494	$1,305	$1,480
Expected return on plan assets	(551)	(587)	(1,652)	(1,760)
Recognized actuarial loss	580	1,007	1,739	3,020
Settlement	269	—	692	—

Net periodic benefit cost	$733	$914	$2,084	$2,740

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

NOTE 15—STOCK-BASED COMPENSATION

At September 30, 2013, Old National had 5.0 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 83 thousand time-based restricted stock awards to certain key officers during the first nine months of 2013, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of September 30, 2013, unrecognized compensation expense was estimated to be $1.4 million for unvested restricted share awards.

Old National recorded expense of $0.5 million, net of tax, during the first nine months of 2013, compared to expense of $0.3 million during the first nine months of 2012 related to the vesting of restricted share awards. Included in the first nine months of 2012 is the reversal of $0.4 million of expense associated with certain performance-based restricted stock grants.

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

Restricted Stock Units

The Company granted 295 thousand shares of performance based restricted stock units to certain key officers during the first nine months of 2013, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

Old National recorded $1.4 million of stock based compensation expense, net of tax, during the first nine months of 2013. Old National recorded $1.1 million of stock based compensation expense, net of tax, during the first nine months of 2012. Included in the first nine months of 2012 is the reversal of $20 thousand of expense associated with certain performance-based restricted stock grants.

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

Old National did not record any stock based compensation expense related to stock options during the first nine months of 2013. Old National recorded $6 thousand of stock based compensation expense, net of tax, during the first nine months of 2012.

NOTE 16—INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012
Provision at statutory rate of 35%	$10,786	$8,960	$37,578	$32,815
Tax-exempt income	(3,533)	(2,732)	(9,522)	(7,878)
Reversal of portion of unrecognized tax benefits	(381)	(292)	(381)	(292)
State income taxes	386	249	2,757	2,276
State statutory rate change	—	—	1,257	—
Interim period effective rate adjustment	(268)	(87)	(490)	(793)
Other, net	(121)	(237)	(204)	(1,038)

Income tax expense	$6,869	$5,861	$30,995	$25,090

Effective tax rate	22.3%	22.9%	28.9%	26.8%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2013 and 2012 based on the current estimate of the effective annual rate.

For the nine months ended September 30, 2013, the effective tax rate was higher than the nine months ended September 30, 2012. The higher tax rate in the first nine months of 2013 is the result of an increase in projected pre-tax book income combined with an increase in income tax expense of approximately $1.3 million related to an Indiana tax rate change during the second quarter of 2013.

No valuation allowance was recorded at September 30, 2013 and 2012 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2013	2012
Balance at January 1	$3,953	$4,145
Additions (reductions) based on tax positions related to the current year	21	1
Reductions due to statute of limitations expiring	(140)	(194)

Balance at September 30	$3,834	$3,952

Approximately $.04 million of unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate in future periods.

The Company reversed $0.38 million, including interest of $0.24 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). The positive $0.38 million income tax reversal relates to the 2009 statute of limitations expiring. The statute of limitations expired in the third quarter of 2013. As a result, the Company reversed a total of $0.38 million from its unrecognized tax benefit liability which includes $0.24 million of interest.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

As part of the Company’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $441.0 million and $41.0 million at September 30, 2013 and December 31, 2012, respectively. The September 30, 2013 balances consist of $41.0 million notional amount of receive-fixed interest rate swaps and $400.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. The December 31, 2012 balances consist of $41.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2013, the notional amount of the interest rate lock commitments and forward commitments were $17.9 million and $23.5 million, respectively. At December 31, 2012, the notional amount of the interest rate lock commitments and forward commitments were $23.4 million and $32.0 million, respectively. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $450.0 million and $450.0 million, respectively, at September 30, 2013. At December 31, 2012, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $456.1 million and $456.1 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps, foreign exchange forward contracts and commodity swaps and options. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	September 30, 2013		December 31, 2012
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,974	Other assets	$6,458

Total derivatives designated as hedging instruments		$3,974		$6,458

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$19,713	Other assets	$29,475
Mortgage contracts	Other assets	543	Other assets	579

Total derivatives not designated as hedging instruments		$20,256		$30,054

Total derivative assets		$24,230		$36,512

	Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$2,188	Other liabilities	$—

Total derivatives designated as hedging instruments		$2,188		$—

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$19,970	Other liabilities	$29,909
Mortgage contracts	Other liabilities	215	Other liabilities	101

Total derivatives not designated as hedging instruments		$20,185		$30,010

Total derivative liabilities		$22,373		$30,010

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		September 30, 2013	September 30, 2012
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$410	$508
Interest rate contracts (2)	Other income / (expense)	26	203

Total		$436	$711

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$—

Total		$—	$—

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$(1)	$23
Mortgage contracts	Mortgage banking revenue	(895)	(19)

Total		$(896)	$4

		Nine months	Nine months
		ended	ended
(dollars in thousands)		September 30, 2013	September 30, 2012
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,354	$1,681
Interest rate contracts (2)	Other income / (expense)	(22)	596

Total		$1,332	$2,277

Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Cash Flow Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$241

Total		$—	$241

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$178	$61
Mortgage contracts	Mortgage banking revenue	(150)	75

Total		$28	$136

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2010, Old National was named in a class action lawsuit in Vanderburgh County Circuit Court challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. The theory set forth by plaintiffs in this case is similar to other class action complaints filed against other financial institutions in recent years and settled for substantial amounts. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which named additional plaintiffs and amended certain claims. The plaintiffs seek damages and other relief, including restitution. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which was subsequently denied by the Court. On September 7, 2012, the plaintiffs filed a motion for class certification, which was granted on March 20, 2013, and provides for a class of “All Old National Bank customers in the State of Indiana who had one or more consumer accounts and who, within the applicable statutes of limitation through August 15, 2010, incurred an overdraft fee as a result of Old National Bank’s practice of sequencing debit card and ATM transactions from highest to lowest.” Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. Old National does not believe there is a cause of action under Indiana law to support the plaintiffs’ claims. Accordingly, on June 11, 2013, Old National moved for summary judgment. On September 16, 2013, a hearing was held on the summary judgment motion and on September 27, 2013, the Court ordered the parties to mediation and informed the parties that “Court will be denying the motion for summary judgment upon receiving the report of the mediator.” The case is not currently set for trial. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

As of September 30, 2013 and 2012, Old National had $76.6 million and $85.8 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.280 billion and standby letters of credit of $72.5 million at September 30, 2013. At September 30, 2013, approximately $1.212 billion of the loan commitments had fixed rates and $68 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. These commitments are not reflected in the consolidated financial statements. At September 30, 2013 and December 31, 2012, the balance of the allowance for unfunded loan commitments was $2.9 million and $4.0 million, respectively.

At September 30, 2013 and December 31, 2012, Old National had credit extensions of $13.4 million and $13.3 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At September 30, 2013 and December 31, 2012, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $10.3 million and $11.2 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19—FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At September 30, 2013, the notional amount of standby letters of credit was $72.5 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2012, the notional amount of standby letters of credit was $63.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at September 30, 2013.

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

Summarized financial information concerning segments is shown in the following table for the three and nine months ended September 30:

(dollars in thousands)	Community Banking	Treasury	Other	Total
Three months ended September 30, 2013
Net interest income	$68,513	$(4,624)	$14,107	$77,996
Provision for loan losses	(915)	—	(809)	(1,724)
Noninterest income	18,225	2,872	26,658	47,755
Noninterest expense	53,677	2,026	40,955	96,658
Income (loss) before income taxes	33,976	(3,778)	619	30,817
Total assets	5,154,982	4,008,279	488,818	9,652,079
Three months ended September 30, 2012
Net interest income	$69,613	$(6,731)	$11,268	$74,150
Provision for loan losses	301	—	99	400
Noninterest income	27,785	4,456	8,626	40,867
Noninterest expense	67,085	2,616	19,318	89,019
Income (loss) before income taxes	30,012	(4,891)	477	25,598
Total assets	5,463,149	3,460,547	459,348	9,383,044

(dollars in thousands)	Community Banking	Treasury	Other	Total
Nine months ended September 30, 2013
Net interest income	$203,110	$(11,236)	$44,363	$236,237
Provision for loan losses	(3,716)	—	(856)	(4,572)
Noninterest income	48,546	9,020	82,748	140,314
Noninterest expense	144,528	6,058	123,171	273,757
Income (loss) before income taxes	110,844	(8,274)	4,796	107,366
Total assets	5,154,982	4,008,279	488,818	9,652,079
Nine months ended September 30, 2012
Net interest income	$205,911	$(18,629)	$37,114	$224,396
Provision for loan losses	(3,419)	—	6,268	2,849
Noninterest income	81,733	14,831	41,978	138,542
Noninterest expense	189,909	7,059	69,365	266,333
Income (loss) before income taxes	101,154	(10,857)	3,459	93,756
Total assets	5,463,149	3,460,547	459,348	9,383,044

Included in net interest income for the three and nine months ended September 30, 2013 in the Community Banking segment is approximately $8.1 million and $26.6 million, respectively, associated with Indiana Community Bancorp (“IBT”), acquired on September 15, 2012. Included in noninterest income for the three and nine months ended September 30, 2013 in the Community Banking segment is approximately $1.9 million and $6.1 million, respectively, associated with the acquisition of IBT.

Included in noninterest income for the three and nine months ended September 30, 2013 in the Community Banking segment is approximately $2.1 million and $2.1 million, respectively, associated with the acquisition of 24 banking centers from Bank of America NA.

Noninterest expense for the three and nine months ended September 30, 2013 includes $2.3 million and $3.3 million of costs in the Community Banking segment, respectively, associated with the acquisition of 24 banking centers from Bank of America NA.

Provision for loan losses resulted in recapture during the three and nine months ended September 30, 2013. The recapture recorded in the Community Banking segment was primarily a result of the continuing trend in improved credit quality and the lower loss rates applied to the performing loan portfolio as charge-offs continue to decrease over time.

The recapture of provision expense recorded in the “Other” segment during the three and nine months ended September 30, 2013 was reflective of recoveries associated with the purchased credit impaired loan portfolio accounted for in accordance with ASC-310-30. The provision for loan losses in this segment during 2012 related primarily to our FDIC-assisted transaction which closed in July 2011.

NOTE 21—FAIR VALUE

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

•	Level 1—Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2—Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,331	$3,331	$—	$—
Investment securities available-for-sale:
U.S. Treasury	28,301	28,301	—	—
U.S. Government-sponsored entities and agencies	391,737	—	391,737	—
Mortgage-backed securities—Agency	1,390,804	—	1,390,804	—
Mortgage-backed securities—Non-agency	18,413	—	18,413	—
States and political subdivisions	275,798	—	275,131	667
Pooled trust preferred securities	9,405	—	—	9,405
Other securities	259,839	31,324	228,515	—
Residential loans held for sale	7,918	—	7,918	—
Derivative assets	24,230	—	24,230	—
Financial Liabilities
Derivative liabilities	22,373	—	22,373	—

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,097	$3,097	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,841	11,841	—	—
U.S. Government-sponsored entities and agencies	517,325	—	517,325	—
Mortgage-backed securities—Agency	1,163,788	—	1,163,788	—
Mortgage-backed securities—Non-agency	30,196	—	30,196	—
States and political subdivisions	577,324	—	576,340	984
Pooled trust preferred securities	9,359	—	—	9,359
Other securities	190,951	32,762	158,189	—
Residential loans held for sale	12,591	—	12,591	—
Derivative assets	36,512	—	36,512	—
Financial Liabilities
Derivative liabilities	30,010	—	30,010	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	13	3
Sales/payments received	(1,545)	—
Matured securities	—	(320)
Credit loss write-downs	—	—
Increase/(decrease) in fair value of securities	1,578	—

Ending balance, September 30, 2013	$9,405	$667

Included in the income statement is $16 thousand of income included in interest income from the accretion of discounts on securities. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

$32.8 million of mutual fund securities were transferred from Level 2 to Level 1 as of December 31, 2012 because Old National could obtain quoted prices for the securities.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred
	Securities Available-	State and Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2012	$7,327	$1,306
Accretion/(amortization) of discount or premium	13	5
Payments received	(66)	—
Matured securities	—	(329)
Credit loss write-downs	(165)	—
Increase/(decrease) in fair value of securities	1,985	—

Ending balance, September 30, 2012	$9,094	$982

Included in the income statement is $18 thousand of income included in interest income from the accretion of discounts on securities and $165 thousand of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Sept. 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$9,405	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1% – 32% (8%)
			Expected asset recoveries (c)	3% – 21% (14%)
State and political subdivision securities	667	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using
(dollars in thousands)	Carrying Value (Level 1)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$3,721	—	—	$3,721
Commercial real estate loans	9,555	—	—	9,555
Foreclosed Assets
Commercial real estate	13,971	—	—	13,971
Residential	85	—	—	85

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $19.8 million, with a valuation allowance of $6.5 million at September 30, 2013. Old National recorded $3.1 million of provision expense associated with these loans for the nine months ended September 30, 2013.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $14.1 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These appraisals are discounted 0% to 45% depending on the type of property and the type of appraisal (market value vs. liquidation value). There were net write-downs of other real estate owned of $2.6 million in the first nine months of 2013.

During the second quarter of 2013, finance leases of $11.6 million were transferred from the commercial loan category at fair value, which is the offer price, and a loss of $0.2 million was recognized. The finance leases were sold during the third quarter of 2013.

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value (Level 1)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$14,159	—	—	$14,159
Commercial real estate loans	13,111	—	—	13,111
Foreclosed Assets
Commercial real estate	24,032	—	—	24,032
Residential	471	—	—	471

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Sept. 30, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$3,721	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% – 50% (25%)
Commercial real estate loans	9,555	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Foreclosed Assets
Commercial real estate	13,971	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Residential	85	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 45% (25%)

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

The Company has elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $91 thousand and $297 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2013, respectively. Included in the income statement are $44 thousand and $109 thousand of interest income for residential loans held for sale for the three and nine months ended September 30, 2012, respectively.

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

As of September 30, 2013, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$7,918	$311	$7,607

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2013:

Changes in Fair Value for the Three Months ended September 30, 2013, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$642	$—	$(2)	$640

Changes in Fair Value for the Nine Months ended September 30, 2013, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(41)	$—	$(2)	$(43)

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at September 30, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$247,410	$247,410	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	171,472	—	180,020	—
Mortgage-backed securities—Agency	39,254	—	40,488	—
State and political subdivisions	547,468	—	558,044	—
Federal Home Loan Bank stock	40,584	—	40,584	—
Loans, net (including covered loans):
Commercial	1,402,000	—	—	1,436,377
Commercial real estate	1,244,432	—	—	1,302,316
Residential real estate	1,371,379	—	—	1,440,028
Consumer credit	1,007,347	—	—	1,020,179
FDIC indemnification asset	91,558	—	—	58,791
Accrued interest receivable	48,375	109	20,104	28,162
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$1,975,153	$1,975,153	$—	$—
NOW, savings and money market deposits	4,125,037	4,125,037	—	—
Time deposits	1,108,217	—	1,121,495	—
Short-term borrowings:
Federal funds purchased	60,813	60,813	—	—
Repurchase agreements	358,158	358,158	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	17,284	—
Repurchase agreements	50,000	—	52,938	—
Federal Home Loan Bank advances	554,526	—	—	563,499
Capital lease obligation	4,170	—	5,245	—
Accrued interest payable	2,118	—	2,118	—
Standby letters of credit	365	—	—	365
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,156

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$264,060	$264,060	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	173,936	—	188,263	—
Mortgage-backed securities—Agency	56,612	—	58,919	—
State and political subdivisions	169,282	—	183,021	—
Other securities	2,998	—	2,998	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,377,817	—	—	1,424,103
Commercial real estate	1,407,420	—	—	1,475,066
Residential real estate	1,356,922	—	—	1,458,672
Consumer credit	999,672	—	—	1,030,990
FDIC indemnification asset	116,624	—	—	106,976
Accrued interest receivable	46,979	43	20,701	26,235
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,007,770	$2,007,770	$—	$—
NOW, savings and money market deposits	3,989,902	3,989,902	—	—
Time deposits	1,281,281	—	1,308,111	—
Short-term borrowings:
Federal funds purchased	231,688	231,688	—	—
Repurchase agreements	358,127	358,123	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,255	—
Repurchase agreements	50,000	—	53,422	—
Federal Home Loan Bank advances	155,323	—	—	170,664
Capital lease obligation	4,211	—	5,657	—
Accrued interest payable	3,308	—	3,308	—
Standby letters of credit	357	—	—	357
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,305

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012, and financial condition as of September 30, 2013, compared to September 30, 2012, and December 31, 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the third quarter of 2013, net income was $23.9 million, or $0.23 per share. This compares to the $19.7 million, or $0.20 per share reported in the third quarter of 2012. The increase in net income year over year is primarily the result of our acquisition of Indiana Community Bancorp which closed on September 15, 2012. Earnings per share comparisons are impacted by the 6.6 million shares issued during the third quarter of 2012 in conjunction with our acquisition of Indiana Community Bancorp.

On July 12, 2013, Old National completed its previously announced acquisition of 24 retail bank branches of Bank of America. The acquisition strengthened our presence in northern Indiana and expanded our footprint into southwestern Michigan. Old National assumed approximately $565 million in deposits as part of the transaction.

On September 9, 2013, Old National announced the execution of a definitive agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. The acquisition will expand Old National’s presence in the attractive Fort Wayne market and help to solidify our standing as Indiana’s bank. Tower currently operates six full-service banking centers in Fort Wayne and one in Warsaw, Indiana, with total deposits of $590 million and $452 million in loans at September 30, 2013. The transaction is expected to close in the first quarter of 2014 and is subject to approval by federal and state regulatory authorities.

Commercial loan growth slowed during the third quarter but we are encouraged as we continue to expand into growing markets. We have established a lending team in the Kalamazoo-Southwest Michigan market and believe this market could in time be another solid contributor to loan and fee income growth. Old National sold $96.9 million fixed-rate residential real estate loans at par on September 30, 2013, as we actively manage exposure to rising interest rates

Management remains focused on providing an efficient and effective branch banking network and closed 18 branches in August, taking a charge of $2.7 million during the quarter. Old National has now closed or sold 49 branches since September 2012. After the latest closing, 176 branches remain spread across Indiana, southern Illinois, western Kentucky, and southwestern Michigan. Management intends to consolidate or sell an additional seven banking centers during the fourth quarter of 2013.

Credit quality remained strong with quarterly net charge offs to average loans of 0.02% at September 30, 2013 compared to 0.03% a year ago. These lower loss rates, along with continuing improvement in asset quality and recoveries associated with our purchased credit impaired loans accounted for under ASC 310-30, contributed to recapture of $1.7 million of provision expense during the quarter. Non-performing loans to total loans improved to 3.20% compared to 5.64% at September 30, 2012.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(dollars in thousands)	2013	2012	Change	2013	2012	Change
Income Statement Summary:
Net interest income	$77,996	$74,150	5.2%	$236,237	$224,396	5.3%
Provision for loan losses	(1,724)	400	NM	(4,572)	2,849	NM
Noninterest income	47,755	40,867	16.9	140,314	138,542	1.3
Noninterest expense	96,658	89,019	8.6	273,757	266,333	2.8
Other Data:
Return on average common equity	8.23%	7.17%		8.58%	8.57%
Efficiency ratio (1)	72.96	75.26		69.30	71.71
Tier 1 leverage ratio	8.80	8.78		8.80	8.78
Net charge-offs to average loans	0.02	0.03		0.07	0.17

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

NM = Not meaningful

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 62% of revenues at September 30, 2013. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net interest income	$77,996	$74,150	$236,237	$224,396
Taxable equivalent adjustment	4,362	3,340	12,517	9,643

Net interest income—taxable equivalent	$82,358	$77,490	$248,754	$234,039

Average earning assets	$8,309,417	$7,572,282	$8,308,859	$7,458,316
Net interest margin	3.75%	3.92%	3.79%	4.01%
Net interest margin—fully taxable equivalent	3.96%	4.09%	3.99%	4.18%

Net interest income was $78.0 million and $236.2 million for the three and nine months ended September 30, 2013, up from the $74.2 million and $224.4 million reported for the three and nine months ended September 30, 2012. Taxable equivalent net interest income was $82.4 million and $248.8 million for the three and nine months ended September 30, 2013, up from the $77.5 million and $234.0 million reported for the three and nine months ended September 30, 2012. The net interest margin on a fully taxable equivalent basis was 3.96% and 3.99% for the three and nine months ended September 30, 2013, compared to 4.09% and 4.18% for the three and nine months ended September 30, 2012. The increase in net interest income is primarily due to the acquisition of Indiana Community Bancorp (“IBT”) on September 15, 2012, combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion associated with the purchased assets from IBT benefited net interest margin by $4.8 million and $16.0 million, or 23 and 26 basis points, during the three and nine months ended September 30, 2013, respectively. We expect this accretion income to decline over time. The decrease in the net interest margin is primarily due to the yield on average earning assets decreasing faster than the cost of interest-bearing liabilities. The yield on interest earning assets decreased 30 basis points while the cost of interest-bearing liabilities decreased 25 basis points in the quarterly year-over-year comparison. In the year-to-date comparison, the yield on interest earning assets decreased 37 basis points while the cost of interest-bearing liabilities decreased 25 basis points.

Average earning assets were $8.309 billion for the three months ended September 30, 2013, compared to $7.575 billion for the three months ended September 30, 2012, an increase of 9.7%, or $734.1 million. Average earning assets were $8.309 billion for the nine months ended September 30, 2013, compared to $7.458 billion for the nine months ended September 30, 2012, an increase of 11.4%, or $850.4 million. Included in average earning assets for the nine months ended September 30, 2013 is approximately $350.4 million from the Indiana Community Bancorp acquisition, which was acquired on September 15, 2012. Significantly affecting average earning assets at September 30, 2013 compared to September 30, 2012, was the increase in the size of the loan portfolio combined with an increase in the size of the investment portfolio. Year over year, the investment portfolio, which generally has an average yield lower than the loan portfolio, has increased as a percent of interest earning assets and was approximately 38% of interest earning assets at September 30, 2013.

The $429.9 million increase in average loans from September 2012 is primarily a result of the remaining $350.0 million of average loans acquired in the IBT acquisition. We have continued to experience growth in our commercial loan and residential mortgage loan portfolios, but continue to experience declines in our acquired loan portfolios.

The $428.4 million increase in the investment portfolio was in anticipation of the pending Bank of America branch acquisition. Old National began buying securities starting in the first quarter of 2013 when rates were favorable in advance of the close in July of 2013. The transaction received regulatory approval and we acquired approximately $563 million of cash and assumed approximately $565 million of deposits on July 12, 2013. The investment purchases had been funded with short term borrowings and FHLB advances with short maturities which were retired when the cash was received. The Company remained below $10 billion in assets and will not be subject to certain provisions of the Dodd-Frank Act as a result of this transaction.

Positively affecting margin were increases in noninterest-bearing demand deposits, short-term borrowings and FHLB advances with short maturities combined with a decrease in time deposits. The increase in short-term borrowings and FHLB advances, as discussed above, was in anticipation of the branch acquisition from Bank of America. Approximately $537 million of short-term borrowings and FHLB advances were repaid on July 12, 2013 when the transaction closed. Over the past year, we have reduced the cost of our other borrowings by changing the composition of other borrowings. During the first nine months of 2013, we terminated $50.0 million of FHLB advances. We also restructured $33.4 million of FHLB advances in the first quarter of 2013. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. Year over year, time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, short-term borrowings, which have an average interest rate lower than many types of funding, have remained stable as a percent of total funding.

Provision for Loan Losses

The provision for loan losses was a credit of $1.7 million for the three months ended September 30, 2013, compared to $0.4 million of expense for the three months ended September 30, 2012. The provision for loan losses was a credit of $4.6 million for the nine months ended September 30, 2013, compared to $2.8 million of expense for the nine months ended September 30, 2012. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) recoveries associated with our purchased credit impaired loans accounted for under ASC 310-30, (3) the continuing trend in improved credit quality, and (4) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) is increasing at a slower pace than the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans).

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended September 30, 2013 was $47.8 million, an increase of $6.9 million, or 16.9%, from the $40.9 million reported for the three months ended September 30, 2012. For the nine months ended September 30, 2013, noninterest income was $140.3 million, an increase of $1.8 million, or 1.3%, from the $138.5 million reported for the nine months ended September 30, 2012. The increase in the quarterly comparison is primarily the result of increases in service charges on acquired deposit accounts, investment product fees, and adjustments to the FDIC indemnification asset. The increase in the year-to-date comparison is primarily the result of increases in investment product fees and insurance premiums and commissions and the gain on branch divestitures. Partially offsetting these increases were adjustments to the FDIC indemnification asset.

Net securities gains were $0.2 million and $3.0 million for the three and nine months ended September 30, 2013, compared to net securities gains of $2.7 million and $9.4 million for the three and nine months ended September 30, 2012. Included in the third quarter and first nine months of 2012 are securities gains of $2.9 million and $10.5 million, respectively. Partially offsetting these gains in 2012 were other-than-temporary-impairment charges of $0.2 million and $1.1 million, respectively, on six non-agency mortgage-backed securities and one trust preferred security.

Wealth management fees, which are dependent on the managed assets performance, continue to be impacted by uncertainties in the investment markets. Wealth management fees did increase by $1.5 million to $17.6 million in the first nine months of 2013, primarily due to the acquisition of Indiana Community Bancorp on September 15, 2012.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $13.9 million for the three months ended September 30, 2013, compared to $12.8 million for the three months ended September 30, 2012. Service charges and overdraft fees were $36.8 million for the nine months ended September 30, 2013, compared to $38.6 million for the nine months ended September 30, 2012. For the three months ended September 30, 2013, the increase is primarily due to the acquisition of 24 bank branches from Bank of America, which occurred on July 12, 2013. For the nine months ended September 30, 2013, the $1.8 million decrease is primarily attributable to decreases in overdraft charges and changes in customer behavior. These decreases were partially offset by a $2.3 million increase associated with the acquisition of Indiana Community Bancorp and a $1.7 million increase associated with the acquisition of the bank branches from Bank of America.

Mortgage banking revenue was $1.0 million and $3.8 million for the three and nine months ended September 30, 2013, compared to $0.8 million and $2.2 million for the three and nine months ended September 30, 2012. Mortgage banking revenue increased primarily as a result of an increase in gain on sale of loans, as we sold more production to the secondary market in 2013.

Insurance premiums and commissions increased $1.5 million to $29.1 million for the nine months ended September 30, 2013, as compared to $27.6 million for the nine months ended September 30, 2012, primarily as a result of higher contingency income and commissions on property and casualty insurance.

Investment product fees were $4.5 million and $12.1 million for the three and nine months ended September 30, 2013, compared to $3.4 million and $9.5 million for the three and nine months ended September 30, 2012. The increase is primarily as a result of increases in annuity fees and mutual fund fees.

Income from company-owned life insurance increased $1.0 million and $1.2 million for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The increase is primarily due to a $1.1 million single life insurance benefit that was received in the third quarter of 2013.

During the third quarter of 2012, Old National announced plans to sell the deposits of nine banking centers in southern Illinois and western Kentucky. The sales closed during the first quarter of 2013. Deposits at the time of sale were approximately $150.1 million and we received a deposit premium of $2.2 million on the sales.

Other income increased $2.5 million and $1.3 million for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The increase in the quarterly comparison is primarily a result of a $1.4 million increase in gain on sales of foreclosed properties combined with a $1.6 million credit on the renewal of a contract. The increase in the year-to-date comparison is primarily a result of a $1.6 million credit on the renewal of a contract.

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

For the third quarter of 2013, adjustments to the FDIC indemnification asset resulted in noninterest expense of $2.1 million. This compares to noninterest expense of $4.9 million during the third quarter of 2012. The third quarter of 2012 included $1.9 million of expense associated with recoveries due to the FDIC.

During the first nine months of 2013, adjustments to the FDIC indemnification asset resulted in $5.9 million of noninterest expense. During the first nine months of 2012, adjustments to the FDIC indemnification asset resulted in $4.1 million of noninterest expense.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2013, totaled $96.7 million, an increase of $7.7 million, or 8.6%, from the $89.0 million recorded for the three months ended September 30, 2012. For the nine months ended September 30, 2013, noninterest expense totaled $273.8 million, an increase of $7.5 million, or 2.8%, from the $266.3 million recorded for the nine months ended September 30, 2012. Included in the three months ended September 30, 2013 are approximately $2.3 million on noninterest expense related to the acquisition of the bank branches from Bank of America, $2.7 million of expenses associated with the consolidation of 18 branches and a $1.2 million charitable contribution. Included in the nine months ended September 30, 2013 are approximately $3.3 million on noninterest expense related to the acquisition of the bank branches from Bank of America, $3.0 million of expenses associated with the consolidation of 18 branches and a $1.2 million charitable contribution.

Salaries and benefits is the largest component of noninterest expense. For the three months ended September 30, 2013, salaries and benefits were $51.8 million compared to $49.9 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, salaries and benefits were $151.5 million compared to $142.7 million for the nine months ended September 30, 2012. Included in the third quarter of 2013 is an increase of $2.1 million for salaries and benefits expense associated with the Bank of America branch acquisition. Included in the first nine months of 2013 is an increase of $2.1 million for salaries and benefits expense associated with the Bank of America acquisition, a $1.9 million increase in performance-based incentive compensation and a $2.2 million increase in hospitalization expense.

Occupancy expense was $12.6 million and $36.7 million for the three and nine months ended September 30, 2013, compared to $13.5 million and $39.2 million for the three and nine months ended September 30, 2012. Decreases in rent expense and building depreciation associated with our recent branch closures and consolidations were the primary reasons for the decrease in occupancy expense.

Marketing expense increased $0.7 million and $0.9 million for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Marketing expense associated with the entry into new markets related to our acquisition of the bank branches from Bank of America was the primary reason for the increase.

Other real estate owned expense was $1.5 million and $4.0 million for the three and nine months ended September 30, 2013, compared to $0.4 million and $11.8 million for the three and nine months ended September 30, 2012. The majority of the 2012 expense was associated with other real estate properties acquired from the FDIC; 80% of which was offset by a corresponding adjustment to the FDIC indemnification asset.

Other expense was $7.6 million and $15.9 million for the three and nine months ended September 30, 2013, compared to $3.3 million and $8.5 million for the three and nine months ended September 30, 2012. Included in expense for the three months ended September 30, 2013 are approximately $2.1 million of expenses associated with the consolidation of 18 branches and a $1.2 million charitable contribution. Included in expense for nine months ended September 30, 2013 are approximately $1.0 million for loss on extinguishment of debt regarding the termination of $50.0 million of FHLB advances, an increase of approximately $0.9 million related to writedowns on branches that were sold, $2.1 million of expenses associated with the consolidation of 18 branches and a $1.2 million charitable contribution.

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

$370 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first nine months of 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $242 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first nine months of 2013.

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

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 22.3% for the three months ended September 30, 2013, compared to 22.9% for the three months ended September 30, 2012. The provision for income taxes, as a percentage of pre-tax income, was 28.9% for the nine months ended September 30, 2013, compared to 26.8% for the nine months ended September 30, 2012. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at September 30, 2013 based on the current estimate of the effective annual rate. The higher tax rate in the nine months of 2013 is the result of an increase in projected pre-tax book income combined with an increase in income tax expense of approximately $1.3 million related to a change in Indiana tax rates and resulting adjustment to the deferred tax asset. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At September 30, 2013, our assets were $9.652 billion, a 2.9% increase compared to September 30, 2012 assets of $9.383 billion, and an increase of 1.1% compared to December 31, 2012 assets of $9.544 billion. The increase in assets is primarily the result of an increase in the investment portfolio related to the acquisition of 24 branches from Bank of America in the third quarter of 2013. Partially offsetting the increase in the investment portfolio has been a decrease in the covered loan segment of the loan portfolio. Year over year, we have reduced our reliance on higher cost deposits. Time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding. Year over year, short-term borrowings, which have an average interest rate lower than many types of funding, have remained stable as a percent of total funding.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $8.286 billion at September 30, 2013, an increase of 2.9% from September 30, 2012.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $39.3 million of 15- and 20-year fixed-rate mortgage-backed securities, $171.5 million of U.S. government-sponsored entity and agency securities and $547.5 million of state and political subdivision securities in our held-to-maturity investment portfolio at September 30, 2013. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.3 million at September 30, 2013 compared to $3.0 million at September 30, 2012.

At September 30, 2013, the total investment securities portfolio was $3.176 billion compared to $2.764 billion at September 30, 2012, an increase of $412.1 million or 14.9%. Investment securities increased $231.8 million compared to December 31, 2012, an increase of 7.9%. Investment securities represented 38.3% of earning assets at September 30, 2013, compared to 34.3% at September 30, 2012, and 35.9% at December 31, 2012. The increase in the investment portfolio was related to the acquisition of the 24 branches from Bank of America. The transaction received regulatory approval and closed on July 12, 2013. Stronger commercial loan demand in the future and management’s efforts to deleverage the balance sheet could result in a reduction in the securities portfolio. As of September 30, 2013, management does not intend to sell any securities with an unrealized loss position and does not believe the Company will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $25.2 million at September 30, 2013, a decrease of $95.1 million compared to net unrealized gains of $69.9 million at September 30, 2012, and a decrease of $89.2 million compared to net unrealized gains of $64.0 million at December 31, 2012. The decrease is a result of the increase in interest rates that began during the second quarter of 2013. No other-than-temporary-impairment charge was recorded during the first nine months of 2013. A $1.1 million charge was recorded during the first nine months of 2012 related to other-than-temporary-impairment on six non-agency mortgage-backed securities and one trust preferred security. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 4.76 at September 30, 2013, compared to 3.54 at September 30, 2012, and 3.71 at December 31, 2012. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 3.00% for the three months ended September 30, 2013, compared to 3.22% for the three months ended September 30, 2012, and 3.02% for the three months ended December 31, 2012. Average yields on investment securities, on a taxable equivalent basis, were 2.95%, 3.28% and 3.21% for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012.

Residential Loans Held for Sale

Residential loans held for sale were $7.9 million at September 30, 2013, compared to $9.9 million at September 30, 2012, and $12.6 million at December 31, 2012. At September 30, 2013, loans held for sale was made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.3 million as of both September 30, 2013 and September 30, 2012, respectively. At December 31, 2012, the aggregate fair value exceeded the unpaid principal balances by $0.4 million.

Finance Leases Held for Sale

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013. Old National does not intend to sell its nontaxable leases.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 32.4% of earning assets at September 30, 2013, a decrease from 35.9% at September 30, 2012, and a decrease from 34.5% at December 31, 2012. At September 30, 2013, commercial and commercial real estate loans, including covered loans, were $2.686 billion, a decrease of $205.9 million since September 30, 2012, and a decrease of $145.3 million since December 31, 2012. Excluding covered loans and commercial leases, commercial and commercial real estate loans decreased $5.6 million from September 2012 and $18.2 million from December 2012. Loan demand in our markets remains soft.

Consumer Loans

At September 30, 2013, consumer loans, including automobile loans, personal and home equity loans and lines of credit, decreased $22.3 million or 2.2% compared to September 30, 2012, and increased $7.3 million or 0.7% since December 31, 2012.

Residential Real Estate Loans

At September 30, 2013, residential real estate loans, including covered loans, held in our loan portfolio were $1.374 billion, an increase of $13.9 million, or 1.0%, from December 31, 2012 and an increase of $57.4 million, or 4.4%, from September 30, 2012.

During the third quarter of 2013, Old National sold approximately $96.9 million of residential real estate loans as part of its effort to reduce interest rate risk in the loan portfolio. All of the loans sold were FNMA conforming loans.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of September 30, 2013, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	September 30,	December 31,
(dollars in thousands)	2013	2012
Loans, net of discount & allowance	$245,789	$366,617
Other real estate owned	18,248	26,137

Total covered assets	$264,037	$392,754

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At September 30, 2013, the FDIC indemnification asset was $91.6 million and was comprised of an $81.6 million FDIC indemnification asset and a $10.0 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows the Company expects to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At September 30, 2013, $50.6 million of the FDIC indemnification asset related to expected indemnification payments and $31.0 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income:
Established through acquisitions	—	—
Cash received from FDIC	(19,415)	(38,736)
Loan expenses to be reimbursed	1,469	2,437
Other	(1,204)	(665)
Adjustments reflected in income:
(Amortization) accretion	(6,814)	(10,805)
Impairment	115	187
Write-downs/sale of other real estate	1,965	7,854
Recovery amounts due to FDIC	(1,243)	(1,914)
Other	61	560

Balance at September 30,	$91,558	$127,799

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at September 30, 2013, totaled $379.3 million, an increase of $8.1 million compared to $371.2 million at September 30, 2012, and an increase of $11.3 million compared to $368.0 million at December 31, 2012. During the third quarter of 2013, we recorded $16.8 million of goodwill and other intangible assets associated with the acquisition of 24 retail bank branches from Bank of America, all of which is included in the “Community Banking” column for segment reporting. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with Indiana Community Bancorp. This was allocated to the “Community Banking” segment. The decrease in other intangible assets from December 31, 2012 is primarily attributable to amortization expense associated with other intangible assets.

Assets Held for Sale

Assets held for sale were $9.4 million at September 30, 2013 compared to $15.0 million at December 31, 2012. Included in assets held for sale are two financial centers associated with the Indiana Community Bancorp acquisition and four facilities associated with the Monroe Bancorp acquisition. The decrease is due to the branch sales that occurred in the first quarter of 2013.

Other Assets

Other assets have increased $24.4 million, or 10.4%, since December 31, 2012 primarily a result of an increase in deferred tax assets, which was partially offset by fluctuations in the fair value of derivative financial instruments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $8.261 billion at September 30, 2013, an increase of 3.8% from $7.962 billion at September 30, 2012, and an increase of 1.9% from $8.106 billion at December 31, 2012. Included in total funding were deposits of $7.208 billion at September 30, 2013, a decrease of $13.0 million, or 0.2%, compared to September 30, 2012, and a decrease of $70.5 million, or 1.0%, compared to December 31, 2012. The decrease from December 31, 2012 is partially attributable to the $150.1 million of deposits that were sold in conjunction with our branch sale in the first quarter of 2013 along with a decrease in higher cost certificates of deposit that reached maturity. Offsetting these decreases are $508.6 million of deposits from the Bank of America branch acquisition. Noninterest-bearing deposits increased 1.6%, or $31.6 million, compared to September 30, 2012. Money market deposits increased 59.9%, or $169.1 million. Savings deposits increased 1.2% or $22.7 million, while NOW deposits increased 1.0%, or $16.5 million, compared to September 30, 2012. Time deposits decreased 18.6% or $252.9 million compared to September 30, 2012. Year over year we experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At September 30, 2013, wholesale borrowings, including short-term borrowings and other borrowings, increased $312.3 million, or 42.2%, from September 30, 2012 and increased $225.5 million, or 27.3%, from December 31, 2012, respectively. Wholesale funding as a percentage of total funding was 12.7% at September 30, 2013, compared to 9.3% at September 30, 2012, and 10.2% at December 31, 2012. The increase in wholesale funding was in anticipation of the pending branch acquisition from Bank of America. The deposit funding assumed in the transaction replaced the majority of the increase in short-term and other borrowings that had occurred earlier in 2013. Over the past year, we have reduced the cost of other borrowings by changing the composition of other borrowings. During the first nine months of 2013, we terminated $50.0 million of FHLB advances and restructured $33.4 million of FHLB advances. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. Much of the increase in other borrowings during the first nine months of 2013 has involved FHLB advances with short maturities.

Capital

Shareholders’ equity totaled $1.159 billion at September 30, 2013, compared to $1.187 billion at September 30, 2012, and $1.195 billion at December 31, 2012.

We paid cash dividends of $0.10 and $0.30 per share for the three and nine months ended September 30, 2013, which reduced equity by $30.3 million. We paid cash dividends of $0.09 and $0.27 per share for the three and nine months ended September 30, 2012, which reduced equity by $25.6 million. We repurchased shares of our stock, reducing shareholders’ equity by $11.1 million during the nine months ended September 30, 2013, and $0.8 million during the nine months ended September 30, 2012. During the second quarter of 2013, we repurchased 500,000 shares of our common stock under our buyback program. During the third quarter of 2013, we repurchased 250,000 shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities decreased equity by $74.9 million during the nine months ended September 30, 2013, and increased equity by $17.6 million during the nine months ended September 30, 2012. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $4.5 million during the nine months ended September 30, 2013, compared to $3.2 million during the nine months ended September 30, 2012.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At September 30, 2013, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Impacting regulatory capital ratios at September 30, 2013 is $13.3 million of goodwill and $3.5 million of core deposit intangibles recorded in conjunction with the Bank of America retail bank branch acquisition on July 12, 2013.

As of September 30, 2013, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	September 30,		December 31,
	Minimum	2013	2012	2012
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	8.80%	8.78%	8.53%
Tier 1 capital to risk-adjusted total assets	4.00	14.22	12.93	13.63
Total capital to risk-adjusted total assets	8.00	15.10	14.06	14.69
Shareholders’ equity to assets	N/A	12.01	12.65	12.52

As of September 30, 2013, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	September 30,		December 31,
	Minimum	Guidelines	2013	2012	2012
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	7.78%	7.79%	7.57%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	12.55	11.45	12.08
Total capital to risk-adjusted total assets	8.00	10.00	13.45	12.59	13.14

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

Investment Activities

Within our securities portfolio, the non-agency collateralized mortgage obligations represent one of our greatest exposures to the current instability in the residential real estate and credit markets. At September 30, 2013, we had four non-agency collateralized mortgage obligations with a fair value of $18.4 million or approximately 0.78% of the available-for-sale securities portfolio. Three of these securities were rated below investment grade. The net unrealized gain on these securities at September 30, 2013, was approximately $0.3 million.

While the overall residential real estate market has stabilized, we expect conditions to remain uncertain for the foreseeable future. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. As detailed above, three non-agency mortgage-backed securities were rated below investment grade as of September 30, 2013. During the first nine months of 2013, one non-agency mortgage-backed security that was below investment grade paid down and two non-agency mortgage-backed securities were sold. There was no other-than-temporary-impairment recorded in the first nine months of 2013 on these securities. During the first nine months of 2012, we experienced $0.9 million of other-than-temporary-impairment losses on six of these securities, which was recorded as a credit loss in earnings.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At September 30, 2013, we had pooled trust preferred securities with a fair value of approximately $9.4 million, or 0.40% of the available-for-sale securities portfolio. During the first nine months of 2013, we experienced no other-than-temporary-impairment losses on these securities. These securities remained classified as available-for-sale and at September 30, 2013, the unrealized loss on our pooled trust preferred securities was approximately $13.5 million. Unrealized losses related to our holdings of pooled trust preferred securities have remained for the longest continuous period of time. During the first nine months of 2012, we experienced $0.2 million of other-than-temporary-impairment losses on one of these securities, which was recorded as a credit loss in earnings.

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

Included in the held-to-maturity category at September 30, 2013 are approximately $39.3 million of agency mortgage-backed securities and $547.5 million of municipal securities at amortized cost. During the third quarter of 2013, municipal securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation in a financial transaction. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $724.9 million at September 30, 2013.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve, primarily Indiana, Illinois, Kentucky and southwestern Michigan. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At September 30, 2013, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, Illinois, Kentucky and southwest Michigan. We continue to be affected by weakness in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of September 30, 2013, acquired loans totaled $292.9 million and there was $18.2 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At September 30, 2013, approximately $245.8 million of loans, net of allowance, and $18.2 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	September 30,		December 31,
(dollars in thousands)	2013	2012	2012
Nonaccrual loans
Commercial	$27,037	$41,187	$36,766
Commercial real estate	65,344	105,555	95,829
Residential real estate	10,307	10,233	11,986
Consumer	4,941	4,619	5,809
Covered loans (5)	40,688	123,741	103,946

Total nonaccrual loans (6)	148,317	285,335	254,336
Renegotiated loans not on nonaccrual
Noncovered loans	14,010	10,389	9,155
Covered loans	35	—	35
Past due loans (90 days or more and still accruing)
Commercial	41	180	322
Commercial real estate	—	50	236
Residential real estate	369	—	66
Consumer	371	351	438
Covered loans (5)	74	64	15

Total past due loans	855	645	1,077
Other real estate owned	9,609	14,282	11,179
Other real estate owned, covered (5)	18,248	28,780	26,137

Total under-performing assets	$191,074	$339,431	$301,919

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$178,273	$260,047	$233,445
Classified loans, covered (5)	45,623	148,700	121,977
Other classified assets (3)	48,397	56,425	59,202
Criticized loans	129,461	135,253	113,264
Criticized loans, covered (5)	9,959	14,300	9,344

Total criticized and classified assets	$411,713	$614,725	$537,232

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	3.20%	5.64%	5.07%
Under-performing assets/total loans and other real estate owned (1)	3.75	6.42	5.77
Under-performing assets/total assets	1.98	3.62	3.16
Allowance for loan losses/under-performing assets (4)	24.76	16.13	18.14
Allowance for loan losses/nonaccrual loans (6)	31.90	19.19	21.53
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.52	3.59	3.31
Under-performing assets/total loans and other real estate owned (1)	2.73	3.89	3.55
Under-performing assets/total assets	1.37	1.99	1.80
Allowance for loan losses/under-performing assets (4)	32.04	26.99	28.55
Allowance for loan losses/nonaccrual loans (6)	39.31	31.21	32.61

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 5 pooled trust preferred securities, 3 non-agency mortgage-backed securities and 4 corporate securities at September 30, 2013.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At September 30, 2013, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $51.3 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $191.1 million at September 30, 2013, a decrease of $148.3 million compared to $339.4 million at September 30, 2012, and a decrease of $110.8 million compared to $301.9 million at December 31, 2012. As a percent of total loans and other real estate owned, under-performing assets, at September 30, 2013, were 3.75%, a decrease from the September 30, 2012 ratio of 6.42% and a decrease from the December 31, 2012 ratio of 5.77%. At September 30, 2013, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $59.0 million, which included approximately $40.7 million of nonaccrual loans, $0.1 million of past due loans and renegotiated loans and $18.2 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $148.3 million at September 30, 2013, compared to $285.3 million at September 30, 2012, and $254.3 million at December 31, 2012. Nonaccrual loans decreased primarily as a result of a decrease in our acquired covered nonaccrual loans. Nonaccrual loans, however, have remained at elevated levels since the Monroe and the FDIC-assisted acquisition of Integra in 2011. Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp and the Bank of America branches were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 39.31% at September 30, 2013, compared to 31.21% at September 30, 2012 and 32.61% at December 31, 2012. Included in nonaccrual loans at June 30, 2013 and December 31, 2012 were $51.3 million and $156.8 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total classified and criticized assets were $411.7 million at September 30, 2013, a decrease of $203.0 million from September 30, 2012, and a decrease of $125.5 million from December 31, 2012. Other classified assets include $48.4 million, $56.4 million and $59.2 million of investment securities that fell below investment grade rating at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the nine months ended September 30, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At September 30, 2013, our troubled debt restructurings consisted of $21.4 million of commercial loans, $22.7 million of commercial real estate loans, $0.9 million of consumer loans and $1.5 million of residential loans, totaling $46.5 million. Approximately $31.0 million of the troubled debt restructuring at September 30, 2013 were included with nonaccrual loans. As of September 30, 2013, Old National had allocated specific reserves of $3.2 million to commercial loans and $2.2 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructuring at December 31, 2012 were included with nonaccrual loans. As of December 31, 2012, Old National had allocated specific reserves of $3.7 million to commercial loans and $0.8 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the nine months ended September 30, 2013 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under the Company’s internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of September 30, 2013, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $0.3 million for the three months ended September 30, 2013, as compared to $0.4 million for the three months ended September 30, 2012. Loan charge-offs, net of recoveries, totaled $2.9 million for the nine months ended September 30, 2013, as compared to $6.1 million for the nine months ended September 30, 2012. Annualized, net charge-offs to average loans were 0.02% and 0.07% for the three and nine months ended September 30, 2013, as compared to 0.03% and 0.17% for the three and nine months ended September 30, 2012. Net charge-offs continue to benefit from the currently high level of recoveries. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At September 30, 2013, the allowance for loan losses was $47.3 million, a decrease of $7.5 million compared to $54.8 million at September 30, 2012, and a decrease of $7.5 million compared to $54.8 million at December 31, 2012. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) recoveries associated with our purchased credit impaired loans accounted for under ASC 310-30, (3) the continuing trend in improved credit quality, and (4) the percentage of our legacy loan portfolio consisting of those loans where higher loss factors are applied (commercial and commercial real estate loans) is increasing at a slower pace than the percentage of our loan portfolio consisting of those loans where lower loss factors are applied (residential loans). As a percentage of total loans excluding loans held for sale, the allowance was 0.93% at September 30, 2013, compared to 1.04% at September 30, 2012, and 1.05% at December 31, 2012. The decrease from September 30, 2012 is primarily a result of the $5.4 million of provision expense recapture during the second and third quarters of 2013. The provision for loan losses for the nine months ended September 30, 2013, was a credit of $4.6 million compared to $2.8 million of expense for the nine months ended September 30, 2012.

Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp and the Bank of America branches were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through September 30, 2013, $3.0 million and $5.1 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,322,551	$35,379	$90,519	$7,452	$152,830	$394,453	$23,682	$45,610
Remaining purchase discount	—	—	7,378	605	97,417	25,177	4,844	29,518
Allowance, January 1, 2013	36,400	8,370	—	—	5,716	51	(78)	4,304
Charge-offs	(5,042)	(3,233)	(751)	(259)	(633)	(887)	(1,186)	(509)
Recoveries	3,317	3,556	12	25	280	426	1,165	846
Provision expense	(2,035)	(2,162)	739	234	(351)	410	99	(1,506)

Allowance, September 30, 2013	$32,640	$6,531	$—	$—	$5,012	$—	$—	$3,135

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $2.9 million reserve for unfunded loan commitments at September 30, 2013 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.0 million at December 31, 2012. The decrease is the result of lower loss rates and fluctuation in line usage.

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

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, September 30, 2013
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.25%	3.28%	3.32%	3.46%	3.76%	4.54%	5.77%	6.50%	6.66%
+ 2.00%	2.25%	2.28%	2.32%	2.46%	2.76%	3.54%	4.77%	5.50%	5.66%
+ 1.00%	1.25%	1.28%	1.32%	1.46%	1.76%	2.54%	3.77%	4.50%	4.66%
Yield Curve	0.25%	0.28%	0.32%	0.46%	0.76%	1.54%	2.77%	3.50%	3.66%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.25%	1.28%	1.32%	1.46%	0.76%	1.54%	2.77%	3.50%	3.66%
Long end	0.25%	0.28%	0.32%	0.46%	0.76%	1.54%	1.77%	2.50%	2.66%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	0.76%	1.54%	2.77%	3.50%	3.66%
Long end	0.25%	0.28%	0.32%	0.46%	0.76%	1.54%	3.77%	4.50%	4.66%

A key element in the measurement and modeling of interest rate risk are the re-pricing assumptions of our transaction deposit accounts, which have no contractual maturity dates. We assume this deposit base is comprised of both core and more volatile balances and consists of both non-interest bearing and interest bearing accounts. Core deposit balances are assumed to be less interest rate sensitive and provide longer term funding. Volatile balances are assumed to be more interest rate sensitive and shorter in term. As part of our semi-static balance sheet modeling, we assume interest rates paid on the volatile deposits move in conjunction with changes in interest rates, in order to retain these deposits. This may include current non-interest bearing accounts. Our modeling assumptions of the most volatile deposits include the loss of these balances when interest rates rise 1% or more. We currently assume $857.7 million of our total deposits must be replaced by wholesale finding in these scenarios.

Results of our simulation modeling project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenarios at September 30th.

	Changes in Net Interest Income
	One Year Horizon
	9/30/2013			9/30/2012
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	232,364	(28,550)	-10.94%	251,563	(15,498)	-5.80%
+ 2.00%	244,359	(16,555)	-6.35%	259,540	(7,522)	-2.82%
+ 1.00%	256,600	(4,314)	-1.65%	267,244	182	0.07%
Yield Curve	260,914	—	0.00%	267,061	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	254,414	(6,500)	-2.49%	NA	NA	NA
Long end	256,277	(4,637)	-1.78%	NA	NA	NA
100 bp steepening of curve
Short end	258,888	(2,026)	-0.78%	NA	NA	NA
Long end	263,569	2,655	1.02%	NA	NA	NA

	Changes in Net Interest Income
	Two Year Cumulative Horizon
	9/30/2013			9/30/2012
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	485,885	(31,367)	-6.06%	518,138	(11,354)	-2.14%
+ 2.00%	504,066	(13,186)	-2.55%	531,903	2,411	0.46%
+ 1.00%	519,359	2,107	0.41%	540,178	1,686	2.02%
Yield Curve	517,253	—	0.00%	529,492	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	512,062	(5,190)	-1.00%	NA	NA	NA
Long end	503,143	(14,109)	-2.73%	NA	NA	NA
100 bp steepening of curve
Short end	509,576	(7,677)	-1.48%	NA	NA	NA
Long end	525,350	8,097	1.57%	NA	NA	NA

From September 30, 2012 to September 30, 2013, the most significant driver of the change in our interest rate risk profile was the shift in our liability mix. Although deposit levels did not increase dramatically during this time period, we did see a movement out of time deposits and into transaction accounts which are more sensitive to rising interest rates under our modeling assumptions. Additionally, we increased our short-term Home Loan Bank borrowings which are also more sensitive to rising rates.

At September 30, 2013, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will decrease our net interest income by $4.3 million (-1.65%) over a one year horizon compared to our base case scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $16.6 million (-6.35%) and $28.6 million (-10.94%), respectively. Over a two-year horizon, the model reflects a increase in net interest income of $2.1 million (0.41%) over base case, for the up 1.00%. For the up 2.00% scenario, net interest income decreases by $13.2 million (-2.55%) and in an up 3.00% scenario, net interest income decreases $31.4 million (-6.06%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

In addition to reporting our interest rate sensitivity assuming an instantaneous shift in rates of 1.00%, 2.00% and 3.00% across the interest rate curve, we have included the following modeling scenarios; short-end flattening, long-end flattening, short-end steepening, and long-end steepening. The shape of the yield curve can have a significant impact on our net interest income as the above table illustrates. A long-end flattening of the yield curve means that rates on the short-end of the curve remain stationary while long-end rates decline by 1.00%. Our modeling projects in this scenario that our net interest income would decline by $14.1 million (-2.73%) over a two year horizon. This is caused by longer term assets re-pricing at lower rates, while pricing on deposits, which are more closely tied to short-term rates, remains static. By contrast, in a long-end steepening scenario, short-term rates remain constant while rates on the long-end increase by 1.00%. In this scenario, our net interest income is projected to increase by $8.1 million (1.57%) over a two year horizon, since assets re-price at higher rates while rates on our deposits remain constant. This long-end steepening scenario most closely resembles the recent movement in interest rates since early May 2013.

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

	Economic Value of Equity
	9/30/2013			9/30/2012
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+3.00%	1,042	(182)	-14.87%	691	85	14.03%
+2.00%	1,098	(127)	-10.35%	706	100	16.49%
+1.00%	1,202	(23)	-1.86%	705	99	16.35%
Yield Curve	1,224	—	0.00%	606	—	0.00%
-1.00%	NA	NA	NA	NA	NA	NA

At September 30, 2013, Old National’s Economic Value of Equity (“EVE”) scenarios indicate negative changes to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. These changes in EVE modeling results were driven primarily by the mix of the balance sheet noted previously and also by the increase in the general level of interest rates. Modeling results at September 30, 2013, indicate that we remain within our Company’s acceptable risk tolerance levels.

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

Old National took several actions during the quarter in anticipation of a further increase in interest rates. We entered into six forward-starting, pay-fixed interest rate swaps against variable-rate Home Loan Bank advances. We also sold approximately $97 million of longer-term, fixed rate residential real estate mortgages during the quarter. Finally, approximately $370 million of longer duration bonds were transferred from the available-for-sale portfolio to the held-to-maturity portfolio, lessening the impact to our tangible equity capital in the event of rising interest rates.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $1.86 million at September 30, 2013, compared to an estimated fair value gain of $6.5 million at December 31, 2012. In addition, the notional amount of derivatives increased by $374 million from December 31, 2012. As noted above, during the quarter we entered into additional cash flow swaps with a total notional value of $300 million. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for September 30, 2013.

Time Deposit Maturity Schedule September 30, 2013
Maturity Bucket	Amount (000s)	Rate
Q4 2013	$188,206	0.99%
2014	165,379	0.68%
2015	398,807	0.78%
2016	142,632	1.77%
2017	126,113	3.41%
2018 and beyond	87,080	1.40%

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

•	Dominion Bond Rating Services has confirmed a stable outlook as of October 12, 2012.

•	Moody’s Investor Service’s outlook remains stable. Old National Bank’s Long Term Rating remains A2 and Old National Bank’s Short Term Rating remains unchanged.

The senior debt ratings of Old National and Old National Bank at September 30, 2013, are shown in the following table.

SENIOR DEBT RATINGS

	Moody’s Investor Service		Dominion Bond Rating Svc.
	Long	Short	Long	Short
	term	term	term	term

Old National Bancorp	N/A	N/A	BBB (high)	R-2 (high)
Old National Bank	A2	P-1	A (low)	R-1 (low)

N/A	= not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of September 30, 2013, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$38,912	$178,990
Unencumbered government-issued debt securities	—	1,182,932
Unencumbered investment grade municipal securities	—	678,228
Unencumbered corporate securities	—	123,633
Unencumbered other securities	—	3,365
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	455,222
Amount available from Federal Home Loan Bank Indianapolis*	—	594,487
Amount available under other credit facilities	—	—

Total available funds	$38,912	$3,216,857

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At September 30, 2013, the Parent Company’s other borrowings outstanding were $28.0 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval is currently not required for Old National Bancorp to pay dividends.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.280 billion and standby letters of credit of $72.5 million at September 30, 2013. At September 30, 2013, approximately $1.212 billion of the loan commitments had fixed rates and $68 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.3 million at September 30, 2013.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at September 30, 2013:

CONTRACTUAL OBLIGATIONS

	Payments Due In
(dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$6,100,190	$—	$—	$—	$6,100,190
IRAs, consumer and brokered certificates of deposit	191,661	681,693	170,489	64,374	1,108,217
Short-term borrowings	418,971	—	—	—	418,971
Other borrowings	250,013	50,857	138,510	194,495	633,875
Fixed interest payments (2)	1,780	11,761	8,499	22,439	44,479
Operating leases	7,964	59,712	57,300	243,972	368,948
Other long-term liabilities (3)	209	—	—	—	209

(1)	For the remaining three months of fiscal 2013.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.14% to 8.34%. All of our other long-term debt is at Libor based variable rates at September 30, 2013. The projected variable interest assumes no increase in Libor rates from September 30, 2013.
(3)	Amount expected to be contributed to the pension plans in 2013. Amounts for 2014 and beyond are unknown at this time.

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

Management’s analysis of probable losses in the portfolio at September 30, 2013, resulted in a range for allowance for loan losses of $10.9 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.8 million and an increase of $5.3 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/13 - 07/31/13	—	$—	—	1,411,349
08/01/13 - 08/31/13	250,000	13.74	250,000	1,161,349
09/01/13 - 09/30/13	697	13.76	697	1,160,652

Quarter-to-date 09/30/13	250,697	$13.74	250,697	1,160,652

On January 24, 2013, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 24, 2013 and ending January 31, 2014. During the second quarter of 2013, Old National repurchased 500,000 shares on the open market. During the third quarter of 2013, Old National repurchased 250,000 shares on the open market. During the first nine months of 2013, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

2.3	Purchase and Assumption Agreement dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

3.1

Third Amended and Restated Articles of Incorporation of Old National, amended October 24, 2013

(incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the

Securities and Exchange Commission on October 28, 2013).

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

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.25	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.26	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.27	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.29	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.30	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.31	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.32	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.33	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.34	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.35	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.36	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.37	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.38	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.39	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.40	Voting agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD NATIONAL BANCORP (Registrant)

By:	/s/ Christopher A. Wolking
Christopher A. Wolking Senior Executive Vice President and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer
Date: November 1, 2013