Form 10-K
period 2013-12-31
OLD NATIONAL BANCORP /IN/
filed 2014-02-25
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Commission File Number 1-15817

OLD NATIONAL BANCORP

(Exact name of the Registrant as specified in its charter)

INDIANA	35-1539838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Main Street
Evansville, Indiana	47708
(Address of principal executive offices)	(Zip Code)

(812) 464-1294

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Stock, No Par Value Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates on June 30, 2013, was $1,358,788,399 (based on the closing price on that date of $13.83). In calculating the market value of securities held by non-affiliates of the Registrant, the Registrant has treated as securities held by affiliates as of June 30, 2013, voting stock owned of record by its directors and principal executive officers, and voting stock held by the Registrant’s trust department in a fiduciary capacity for benefit of its directors and principal executive officers. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares outstanding of the Registrant’s common stock, as of January 31, 2014, was 99,930,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2014, are incorporated by reference into Part III of this Form 10-K.

OLD NATIONAL BANCORP

2013 ANNUAL REPORT ON FORM 10-K

OLD NATIONAL BANCORP

2013 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

GENERAL

Old National is a financial holding company incorporated in the State of Indiana and maintains its principal executive office in Evansville, Indiana. We, through our wholly owned banking subsidiary, provide a wide range of services, including commercial and consumer loan and depository services, investment and brokerage services, lease financing and other traditional banking services. Through our non-bank affiliates, we provide services to supplement the banking business including fiduciary and wealth management services, insurance and other financial services. As of December 31, 2013, we employed 2,608 full-time equivalent associates.

COMPANY PROFILE

Old National Bank, our wholly owned banking subsidiary (“Old National Bank”), was founded in 1834 and is the oldest company in Evansville, Indiana. In 1982, Old National was formed; in 2001 we became a financial holding company and we are currently the largest financial holding company headquartered in the state of Indiana. Also in 2001, we completed the consolidation of 21 bank charters enabling us to operate under a common name with consistent product offerings throughout the financial center locations, consolidating back-office operations and allowing us to provide more convenient service to clients. We provide financial services primarily in Indiana, southeast Illinois, western Kentucky, and southwestern Michigan.

OPERATING SEGMENTS

We operate in three segments: banking, insurance and wealth management. Substantially all of our revenues are, and during the last three fiscal years have been, derived from customers located in, and substantially all of our assets are located in, the United States. A description of each segment follows.

Banking Segment

The banking segment operates through Old National Bank, and has traditionally been the most significant contributor to our revenue and earnings. The primary goal of the banking segment is to provide products and services that address clients’ needs and help clients reach their financial goals by offering a broad array of quality services. Our financial centers focus on convenience factors such as location, space for private consultations and quick client access to routine transactions.

As of December 31, 2013, Old National Bank operated 169 banking financial centers located primarily in Indiana, southeast Illinois, western Kentucky, and southwest Michigan. The banking segment primarily consists of lending and depository activities along with merchant cash management, internet banking and other services relating to the general banking business. In addition, the banking segment includes Indiana Old National Insurance Company (“IONIC”), which reinsures credit life insurance. IONIC also provides property and casualty insurance for Old National and reinsures most of the coverage with non-affiliated carriers.

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

Depository Activities

We strive to serve individuals and commercial clients by providing depository services that fit their needs at competitive rates. We pay interest on the interest-bearing deposits and receive service fee revenue on various accounts. Deposit accounts include products such as noninterest-bearing demand, negotiable order of withdrawal (“NOW”), savings and money market, and time deposits. Debit and ATM cards provide clients with access to their accounts 24 hours a day at any ATM location. We also provide 24-hour telephone access and online banking as well as other electronic and mobile banking services.

Insurance

The insurance segment offers full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. Our agencies offer products that are issued and underwritten by various insurance companies not affiliated with us. In addition, we have two affiliated third party claims management companies that collect fees related to the handling of service claims for self-insured clients.

Wealth Management

The wealth management segment includes private banking, trust services, and investment advisory services. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. This segment is focused on assisting high-net-worth individuals and families in building and preserving their wealth.

Other

Other corporate administrative units such as Human Resources or Finance, provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process, which may not be comparable to that of other companies. The other segment includes the unallocated portion of other corporate support functions, the elimination of intercompany transactions and our Corporate Treasury unit. Corporate Treasury activities consist of corporate asset and liability management. This unit’s assets and liabilities (and related interest income and expense) consist of certain investment securities, corporate-owned life insurance, and borrowings.

Additional information about our business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 24 to the consolidated financial statements.

MARKET AREA

We own the largest Indiana-based bank and one of the largest independent insurance agencies headquartered in Indiana. Operating from a home base in Evansville, Indiana, we have continued to grow our footprint in Indiana and Kentucky and recently entered the state of Michigan. We have expanded into the attractive Louisville, Indianapolis, Lafayette and southwest Michigan markets. In February 2007, we expanded into Northern Indiana by acquiring St. Joseph Capital Corporation, which had banking offices in Mishawaka and Elkhart, Indiana. In March 2009, we completed the acquisition of the Indiana retail branch banking network of Citizens Financial Group, which consisted of 65 branches and a training facility. The branches are located primarily in the Indianapolis area. On January 1, 2011, we closed on our acquisition of Monroe Bancorp, strengthening our presence in Bloomington, Indiana and the central and south central Indiana markets. On July 29, 2011, we acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC-assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations, primarily in southwest Indiana, southeastern Illinois and western Kentucky. On September 15, 2012, we closed on our acquisition of Indiana Community Bancorp (“IBT”), strengthening our presence in Columbus, Indiana and the south central Indiana market. On July 12, 2013, we closed on our acquisition of 24 bank branches from Bank of America, which increased our presence in the South Bend/Elkhart area and provided a logical market extension into southwest Michigan.

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”). Tower is a bank holding company with seven branches and is headquartered in Fort Wayne, Indiana. On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”). United is a bank holding company headquartered in Ann Arbor, Michigan and has eighteen branches. The closing of the Tower acquisition is pending regulatory approval and the satisfaction of customary closing conditions. The transaction with United remains subject to approval by United’s shareholders and approval by state and federal regulatory authorities, as well as the satisfaction of other customary closing conditions.

The following table reflects the market locations where we have a significant share of the deposit market. The market share data is by metropolitan statistical area. The Evansville, Indiana data includes branches in Henderson, Kentucky. The data includes deposit information for the 24 bank branches acquired from Bank of America, which were acquired on July 12, 2013.

Old National Deposit Market Share and Number of Branch Locations

Deposits as of June 30, 2013

Market Location	Number of Branches	Deposit Market Share Rank
Evansville, Indiana	18	1
Bloomington, Indiana	9	1
North Vernon, Indiana	1	1
Vincennes, Indiana	4	2
Washington, Indiana	3	2
Columbus, Indiana	5	2
Jasper, Indiana	7	2
Terre Haute, Indiana	6	2
Madisonville, Kentucky	2	2
South Bend-Mishawaka, Indiana	5	2
Seymour, Indiana	3	3
Madison, Indiana	1	3
Mount Vernon, Illinois	1	3
Kalamazoo-Portage, Michigan	8	3
Danville, Illinois	2	3

Source: FDIC

ACQUISITION AND DIVESTITURE STRATEGY

Since the formation of Old National in 1982, we have acquired almost 50 financial institutions and other financial services businesses. Future acquisitions and divestitures will be driven by a disciplined financial process and will be consistent with the existing focus on community banking, client relationships and consistent quality earnings. Targeted geographic markets for acquisitions include mid-size markets within or near our existing franchise with average to above average growth rates.

As with previous acquisitions, the consideration paid by us will be in the form of cash, debt or Old National stock. The amount and structure of such consideration is based on reasonable growth and cost savings assumptions and a thorough analysis of the impact on both long- and short-term financial results.

On January 1, 2011, we acquired Monroe Bancorp in an all stock transaction. Monroe Bancorp was headquartered in Bloomington, Indiana and had 15 banking centers. Pursuant to the merger agreement, the shareholders of Monroe Bancorp received approximately 7.6 million shares of Old National stock valued at approximately $90.1 million. On January 1, 2011, unaudited financial statements of Monroe Bancorp showed assets of $808.1 million, which included $509.6 million of loans, $166.4 million of securities and $711.5 million of deposits. The acquisition strengthened our deposit market share in the Bloomington, Indiana market and improved our deposit market share rank to first place in 2011.

On June 1, 2011, Old National’s wholly owned trust subsidiary, American National Trust and Investment Management Company d/b/a Old National Trust Company (“ONTC”), acquired the trust business of Integra. As of the closing, the trust business had approximately $328 million in assets under management. Old National paid Integra $1.3 million in an all cash transaction.

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC- assisted transaction. Integra was a full service community bank headquartered in Evansville, Indiana that operated 52 branch locations. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), other real estate owned (“OREO”) and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2013, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed the Bank under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

On September 15, 2012, Old National acquired IBT in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National common stock valued at approximately $88.5 million. Old National assumed assets with a fair value of approximately $906.3 million, including $497.4 million of loans, as well as $784.6 million of deposits. The acquisition strengthened our deposit market share in Columbus, Indiana and south central Indiana market.

On July 12, 2013, Old National acquired 24 bank branches from Bank of America in a cash transaction. Old National paid a deposit premium of 2.94%. The acquisition has doubled Old National’s presence in the South Bend/Elkhart area and provided a logical market extension into southwest Michigan.

Pending Acquisitions

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. Tower is an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower has seven banking centers with approximately $691 million in assets and an additional $743 million in trust assets under management at December 31, 2013. The merger would strengthen Old National’s position as the third largest deposit holder in Indiana. Pursuant to the merger agreement, Tower’s shareholders will receive 1.20 shares of Old National common stock and $6.75 in cash for each share of Tower common stock. As of September 5, 2013, the transaction was valued at approximately $107.7 million. The transaction is subject to approval by federal and state regulatory authorities, as well as the satisfaction of customary closing conditions.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. United is a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United has eighteen banking centers with approximately $899 million in assets and an additional $670 million in trust assets under management at December 31, 2013. Pursuant to the merger agreement, shareholders of United will receive 0.70 shares of Old National common stock and $2.66 in cash for each share of United common stock. As of January 6, 2014, the transaction was valued at approximately $173.1 million. The transaction is subject to approval by federal and state regulatory authorities and United’s shareholders, as well as the satisfaction of customary closing conditions.

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

The Dodd-Frank Act. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act significantly restructured the financial regulatory environment in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, including Old National and Old National Bank, some of which are described in more detail below. The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. While the total impact of the fully implemented Dodd-Frank Act on Old National is not currently known, we expect the impact to be substantial; and it may have an adverse impact on its financial performance and growth opportunities. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

The Volcker Rule. Section 619 of the Dodd-Frank Act contains provisions prohibiting proprietary trading and restricting the activities involving private equity and hedge funds (the “Volcker Rule”). Rules implementing the Volcker Rule were adopted in December 2013. Proprietary trading is defined as the trading of securities, derivatives, or futures (or options on any of the foregoing) as principal, where such trading is principally for the purpose of short-term resale, benefiting from actual or expected short-term price movements and realizing short-term arbitrage profits. The rule’s definition of proprietary trading specifically excludes market-making-related activity, certain government issued securities trading and certain risk management activities. Old National and Old National Bank do not engage in any prohibited proprietary trading activities.

The final text of the Volcker Rule contained provisions to the effect that collateralized debt obligations (CDOs), including pooled trust preferred securities, would have to be sold prior to July 15, 2015. The practical implication of this rule provision, which was not expected by the industry, was that those instruments could no longer be accorded “held to maturity” accounting treatment but would have to be switched to “available for sale” accounting, and that all covered CDOs, regardless of the accounting classification, would need to be adjusted to fair value through an other-than-temporary-impairment non-cash charge to earnings. On January 14, 2014, federal banking agencies released an interim final rule regarding the Volcker Rule’s impact on trust preferred CDOs, which included a nonexclusive list of CDOs backed by trust preferred securities that depository institutions will be permitted to continue to hold. All of the trust preferred securities owned by Old National are on this list and held as “available for sale”. Therefore, any unrealized losses associated with these instruments have already impacted our capital and no other-than-temporary-impairment was necessary for such unrealized losses.

Bank Holding Company Regulation. Old National is registered as a bank holding company and has elected to be a financial holding company. It is subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. Under this requirement, Old National is expected to commit resources to support Old National Bank, including at times when Old National may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital and Liquidity Requirements. Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) have adopted risk-based capital ratio guidelines to which depository institutions under their respective supervision, including Old National Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk-weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Old National’s banking affiliate, Old National Bank, exceeded all risk-based minimum capital requirements of the FDIC and OCC as of December 31, 2013. For Old National’s regulatory capital ratios and regulatory requirements as of December 31, 2013 and 2012, see Note 22 to the consolidated financial statements.

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision. The Basel Committee is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by a country’s regulators in determining appropriate supervisory policies. In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”

Effective July 2, 2013, the Federal Reserve and the OCC approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including Old National and Old National Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules will come into effect for Old National and Old National Bank on January 1, 2015; these rules are subject to a phase-in period which begins on January 1, 2015.

The Basel III Capital Rules introduce a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, the Basel III Capital Rules will require banking organizations to maintain:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•	a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•	a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The Basel III Capital Rules also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Old National or Old National Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, Old National and Old National Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI Opt-out Election must be made on the March 31, 2015 Call Report and FR Y-9C for Old National Bank and Old National, respectively.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

Management believes that, as of December 31, 2013, Old National and Old National Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income.

The final Basel III Capital Rules are effective for Old National on January 1, 2015. The final rules permit banks with less than $15 billion in assets to continue to treat trust preferred securities as Tier 1 capital. This treatment is permanently grandfathered as Tier 1 capital even if Old National should ever exceed $15 billion assets due to organic growth. Should Old National exceed $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment will be phased out, but will still be treated as Tier 2 capital. The final rule also permits banks with less than $250 billion in assets to choose to continue excluding unrealized gains and losses on certain securities holdings for purposes of calculating regulatory capital. Old National must make this choice in the first quarter of 2015. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR was subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, will be implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Management believes that, as of December 31, 2013, Old National Bank would meet the LCR requirement under the Basel III on a fully phased-in basis if such requirements were currently effective. Management’s evaluation of the impact of the NSFR requirement is ongoing as of December 31, 2013. Requirements to maintain higher levels of liquid assets could adversely impact the Company’s net income.

Prompt Corrective Action Regulations. The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks which do not meet minimum capital requirements. Under current prompt corrective action regulations, a bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

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

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA, by

•	introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;

•	increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and

•	eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

Management believes that, as of December 31, 2013, Old National Bank was “well capitalized” based on the aforementioned existing ratios and the ratios as modified by the Basel III Capital Rules.

Deposit Insurance. Substantially all of the deposits of Old National Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and Old National Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as Old National Bank, are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors.

The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by December 31, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The temporary unlimited deposit insurance coverage for non-interest-bearing transaction accounts that became effective on December 31, 2010 pursuant to rules adopted in accordance with the Dodd-Frank Act terminated on December 31, 2012. These accounts are now insured under the general deposit insurance coverage rules of the FDIC.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC

Safety and Soundness Regulations In accordance with the FDIA, the federal banking agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal banking agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as Old National and Old National Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which Old National may structure compensation for its executives.

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Old National, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Loans to One Borrower. Old National Bank generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, Old National Bank was in compliance with the loans-to-one-borrower limitations.

Depositor Preference. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of certain applications. Old National Bank received a rating of “outstanding” in its most recent CRA exam for the period ended December 31, 2012.

Financial Privacy. The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Old National Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal banking agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Anti-Money Laundering and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations of financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others which are administered by the U.S. Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Transactions with Affiliates. Transactions between Old National Bank and its affiliates are regulated by the Federal Reserve under sections 23A and 23B of the Federal Reserve Act and related regulations. These regulations limit the types and amounts of covered transactions engaged in by Old National Bank and generally require those transactions to be on an arm’s-length basis. The term “affiliate” is defined to mean any company that controls or is under common control with Old National Bank and includes Old National and its non-bank subsidiaries. “Covered transactions” include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by Old National Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

Federal law also limits Old National Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Old National Bank’s capital.

Federal Home Loan Bank System. Old National Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”), Old National Bank is required to acquire and hold shares of capital stock of the FHLBI in an amount at least equal to the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Old National Bank, the membership stock purchase requirement is 1.0% of the Mortgage-Related Assets, as defined by the FHLBI, which consists principally of residential mortgage loans and mortgage-backed securities, held by Old National Bank. The activity-based stock purchase requirement is equal to the sum of: (1) a specified percentage ranging from 2.0% to 5.0%, which for Old National Bank is 5.0%, of outstanding borrowings from the FHLBI; (2) a specified percentage ranging from 0.0% to 5.0%, which for Old National Bank is 3.0%, of the outstanding principal balance of Acquired Member Assets, as defined by the FHLBI, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, [which for Old National Bank is inapplicable]; and (4) a specified percentage ranging from 0.0% to 5.0%, [which for Old National Bank is inapplicable], of the carrying value on the FHLBI’s balance sheet of derivative contracts between the FHLBI and Old National Bank. The FHLBI can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLBI capital plan. As of December 31, 2013, Old National Bank was in compliance with the minimum stock ownership requirement.

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $12.4 million and $79.5 million (subject to adjustment by the Federal Reserve) plus a reserve of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) is exempt from the reserve requirements. Old National Bank is in compliance with the foregoing requirements.

Other Regulations. Old National Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide certain information about home mortgage and refinanced loans;

•	Fair Credit Reporting Act, governing the provision of consumer information to credit reporting agencies and the use of consumer information;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”), which took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less will continue to be supervised and examined in this area by their primary federal regulators (in the case of the Bank, the OCC). Old National Bank currently has less than $10 billion in assets, but if its pending acquisitions are approved, Old National Bank’s assets will exceed $10 billion and be subject to the regulation of the CFPB. The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The Dodd-Frank Act also weakened the federal preemption of state laws that had applied to national banks. As a result it is likely Old National Bank will be subject to a wider array of State laws going forward.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014.

We are still evaluating the rules recently issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs.

Dividend Limitation. Old National Bank is subject to the provisions of the National Bank Act, is supervised, regulated and examined by the OCC, and is subject to the rules and regulations of the OCC, Federal Reserve and the FDIC. A substantial portion of Old National’s cash revenue is derived from dividends paid to it by Old National Bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 22 to the consolidated financial statements.

Legislative and Regulatory Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of Old National in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Old National cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Old National. A change in statutes, regulations or regulatory policies applicable to Old National or any of its subsidiaries could have a material effect on Old National’s business, financial condition and results of operations.

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

Old National operates in a highly regulated environment and is subject to extensive regulation, supervision and examination by, among others, the OCC, the FDIC, the Federal Reserve and the State of Indiana. Such regulation and supervision of the activities in which an institution may engage is primarily intended for the protection of the depositors and federal deposit insurance funds. In addition, the Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP. See “Business - Supervision and Regulation” herein. Applicable laws and regulations may change, and such changes may adversely affect Old National’s business. The Dodd-Frank Act, enacted in July 2010, mandated the most wide-ranging overhaul of financial industry regulation in decades. This legislation, among other things, established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation, including consumer mortgage banking. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Old National. Nevertheless, Old National expects the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will have a detrimental impact on revenues and expenses, require Old National to change certain of its business practices, intensify the regulatory supervision of Old National and the financial services industry, increase Old National’s capital requirements and impose additional assessments and costs on Old National. In addition, certain provisions in the legislation that do not currently apply to Old National will become effective as Old National grows and its consolidated assets increase to over $10 billion. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

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

Old National’s success depends, to a certain extent, upon economic or political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply and other factors beyond Old National’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, Old National’s earnings. Because Old National has a significant amount of commercial real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of Old National’s borrowers to make timely repayments of their loans, which would have an adverse impact on Old National’s earnings. In addition, substantially all of Old National’s loans are to individuals and businesses in Old National’s market area. Consequently, any economic decline in Old National’s primary market areas, which include Indiana, western Kentucky, southeast Illinois, and southwest Michigan, could have an adverse impact on Old National’s earnings.

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

Old National continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Old National’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Old National’s operations. Old National may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Old National’s growth, revenue and profit.

Changes in consumer use of banks and changes in consumer spending and savings habits could adversely affect Old National’s financial results.

Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and savings habits could adversely affect Old National’s operations, and Old National may be unable to timely develop competitive new products and services in response to these changes that are accepted by new and existing customers.

Our earnings could be adversely impacted by incidences of fraud and compliance failure.

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of Old National, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.

Risks Related to Old National’s Business

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

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

Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying potential new markets, as well as acquisition and merger targets;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combined businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•	closing delays and increased expenses related to the resolution of lawsuits filed by shareholders of targets; and

•	the risk of loss of key employees and customers.

Old National must generally receive federal regulatory approval before it can acquire a bank or bank holding company. Old National cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Old National may be required to sell banks or branches as a condition to receiving regulatory approval.

Future acquisitions could be material to Old National and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholder’s ownership interests.

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

Although the domestic economy continued its modest recovery in 2013, the sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. There is continued stress in the consumer real estate market; and certain commercial real estate markets continue to pose challenges to domestic economic performance and the financial services industry. Unless and until the economy, loan demand, credit quality and consumer confidence improve, it is unlikely that revenues will increase significantly, and may be reduced further.

If Old National’s actual loan losses exceed Old National’s allowance for loan losses, Old National’s net income will decrease.

Old National makes various assumptions and judgments about the collectibility of Old National’s loan portfolio, including the creditworthiness of Old National’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of Old National’s loans. Despite Old National’s underwriting and monitoring practices, the effect of the declining economy could negatively impact the ability of Old National’s borrowers to repay loans in a timely manner and could also negatively impact collateral values. As a result, Old National may experience significant loan losses that could have a material adverse effect on Old National’s operating results. Since Old National must use assumptions regarding individual loans and the economy, Old National’s current allowance for loan losses may not be sufficient to cover actual loan losses. Old National’s assumptions may not anticipate the severity or duration of the current credit cycle; and Old National may need to significantly increase Old National’s provision for losses on loans if one or more of Old National’s larger loans or credit relationships becomes delinquent or if Old National expands its commercial real estate and commercial lending. In addition, federal and state regulators periodically review Old National’s allowance for loan losses and may require Old National to increase the provision for loan losses or recognize loan charge-offs. Material additions to Old National’s allowance would materially decrease Old National’s net income. There can be no assurance that Old National’s monitoring procedures and policies will reduce certain lending risks or that Old National’s allowance for loan losses will be adequate to cover actual losses.

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

In our market area, Old National encounters significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies securities brokerage firms, insurance companies, money market mutual funds and other financial intermediaries. Our competitors may have substantially greater resources and lending limits than Old National does and may offer services that Old National does not or cannot provide. Old National’s profitability depends upon Old National’s continued ability to compete successfully in Old National’s market area.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense. We may not be able to hire the best people or to keep them. The loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

A breach in the security of our systems could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure.

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our customers, there is no assurance that our security measures will provide absolute security. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

We have risk related to legal proceedings.

We are involved in judicial, regulatory and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, Old National and its affiliates operated a total of 169 banking centers, primarily in the states of Indiana, Illinois, Kentucky and Michigan. Of these facilities, 51 were owned.

The executive offices of Old National are located at 1 Main Street, Evansville, Indiana. This building, which houses Old National’s general corporate functions, is leased from an unaffiliated third party. The lease term expires December 31, 2031, and provides for the tenant’s option to extend the term of the lease for four five-year periods. In addition, we lease 118 financial centers from unaffiliated third parties. The terms of these leases range from six months to twenty-four years. See Note 20 to the consolidated financial statements.

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

In November 2010, Old National was named in a class action lawsuit in Vanderburgh Circuit Court challenging Old National Bank’s checking account practices associated with the assessment of overdraft fees. The theory set forth by plaintiffs in this case is similar to other class action complaints filed against other financial institutions in recent years and settled for substantial amounts. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which named additional plaintiffs and amended certain claims. The plaintiffs seek damages and other relief, including restitution. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which was subsequently denied by the Court. On September 7, 2012, the plaintiffs filed a motion for class certification, which was granted on March 20, 2013, and provides for a class of “All Old National Bank customers in the State of Indiana who had one or more consumer accounts and who, within the applicable statutes of limitation through August 15, 2010, incurred an overdraft fee as a result of Old National Bank’s practice of sequencing debit card and ATM transactions from highest to lowest.” Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. Old National does not believe there is a cause of action under Indiana law to support the plaintiffs’ claims. Accordingly, on June 11, 2013, Old National moved for summary judgment. On September 16, 2013, a hearing was held on the summary judgment motion and on September 27, 2013, the Court ordered the parties to mediation and informed the parties that “Court will be denying the motion for summary judgment upon receiving the report of the mediator.”

The parties subsequently met on January 30, 2014 with the mediator and were unable to reach an agreement to resolve the dispute. The parties have agreed to meet again with the mediator at a mutually agreed upon date. The case is not currently set for trial. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Old National’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the ticker symbol ONB. Prior to August 14, 2103, Old National’s common stock was traded on the New York Stock Exchange (“NYSE”). The following table lists the high and low closing sales prices as reported by the NYSE or NASDAQ, share volume and dividend data for 2013 and 2012:

	Price Per Share		Share	Dividend
	High	Low	Volume	Declared
2013
First Quarter	$14.17	$12.65	25,091,400	$0.10
Second Quarter	13.89	11.76	26,810,400	0.10
Third Quarter	14.99	13.00	30,559,800	0.10
Fourth Quarter	15.69	13.81	29,320,200	0.10
2012
First Quarter	$13.29	$11.52	35,989,100	$0.09
Second Quarter	13.21	10.92	26,520,600	0.09
Third Quarter	14.10	11.84	25,206,900	0.09
Fourth Quarter	13.90	10.94	31,430,300	0.09

There were 23,121 shareholders of record as of December 31, 2013. Old National declared cash dividends of $0.40 per share during the year ended December 31, 2013 and $0.36 per share during the year ended December 31, 2012. Old National’s ability to pay cash dividends depends primarily on cash dividends received from Old National Bank. Dividend payments from Old National Bank are subject to various regulatory restrictions. See Note 22 to the consolidated financial statements for additional information.

The following table summarizes the purchases of equity securities made by Old National during the fourth quarter of 2013:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number	Price	Part of Publicly	Shares that May Yet
	of Shares	Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
10/01/13 - 10/31/13	—	$—	—	1,160,652
11/01/13 - 11/30/13	629,020	14.78	629,020	531,632
12/01/13 - 12/31/13	260,104	14.90	260,104	271,528

Total	889,124	$14.83	889,124	271,528

On January 24, 2013, the Board of Directors approved the repurchase of up to 2.0 million shares of common stock over a twelve month period beginning January 24, 2013 and ending January 31, 2014. During the fourth quarter of 2013, Old National repurchased 889,124 shares on the open market. During the twelve months ended December 31, 2013, Old National also repurchased a limited number of shares associated with employee share-based incentive programs.

Subsequent to year-end, the Board of Directors approved the repurchase of up to 2.0 million shares of common stock over a twelve month period that runs through January 31, 2015. On January 23, 2014, the Board of Directors also declared an increase in its quarterly common stock dividend to $.11 per share, a 10% increase over the previous cash dividend level of $.10 per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table contains information concerning the 2008 Equity Incentive Plan approved by security holders, as of December 31, 2013.

2008 EQUITY COMPENSATION PLAN

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,226,990	$14.98	5,039,695
Equity compensation plans not approved by security holders	—	—	—

Total	2,226,990	$14.98	5,039,695

At December 31, 2013, 5.0 million shares remain available for issuance under the 2008 Equity Incentive Plan.

The following table compares cumulative five-year total shareholder returns, assuming reinvestment of dividends, for our common stock to cumulative total returns of a broad-based equity market index and two published industry indices.

The comparison of shareholder returns (change in December year end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2008, in common stock of each of the Company, the S&P Small Cap 600 Index, the NYSE Financial Index and the SNL Bank and Thrift Index with investment weighted on the basis of market capitalization.

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Operating Results
Net interest income	$317,424	$308,757	$272,873	$218,416	$231,399
Conversion to fully taxable equivalent (1)	16,876	13,188	11,821	13,482	20,831

Net interest income - tax equivalent basis	334,300	321,945	284,694	231,898	252,230
Provision for loan losses	(2,319)	5,030	7,473	30,781	63,280
Noninterest income	184,758	189,816	182,883	170,150	163,460
Noninterest expense	361,984	365,758	348,521	314,305	338,956
Net income available to common shareholders	100,920	91,675	72,460	38,214	9,845
Common Share Data (2)
Weighted average diluted shares	101,198	96,833	94,772	86,928	71,367
Net income (diluted)	$1.00	$0.95	$0.76	$0.44	$0.14
Cash dividends	0.40	0.36	0.28	0.28	0.44
Common dividend payout ratio (3)	39.91	37.80	36.59	63.75	308.59
Book value at year-end	11.64	11.81	10.92	10.08	9.68
Stock price at year-end	15.37	11.87	11.65	11.89	12.43
Balance Sheet Data (at December 31)
Loans (4)	$5,090,669	$5,209,185	$4,771,731	$3,747,270	$3,908,276
Total assets	9,581,744	9,543,623	8,609,683	7,263,892	8,005,335
Deposits	7,210,903	7,278,953	6,611,563	5,462,925	5,903,488
Other borrowings	556,388	237,493	290,774	421,911	699,059
Shareholders’ equity	1,162,640	1,194,565	1,033,556	878,805	843,826
Performance Ratios
Return on average assets (ROA)	1.05%	1.04%	0.86%	0.50%	0.17%
Return on average common shareholders’ equity (ROE)	8.54	8.34	7.24	4.40	1.41
Average equity to average assets	12.33	12.49	11.94	11.46	9.06
Net interest margin (5)	4.02	4.23	3.87	3.40	3.50
Efficiency ratio (6)	68.61	71.83	73.80	79.25	80.45
Asset Quality (7)
Net charge-offs to average loans	0.10%	0.17%	0.49%	0.75%	1.40%
Allowance for loan losses to ending loans	0.93	1.05	1.22	1.93	1.81
Allowance for loan losses	$47,145	$54,763	$58,060	$72,309	$69,548
Underperforming assets (8)	165,656	302,643	340,543	77,108	78,666
Allowance for loan losses to nonaccrual loans (9)	36.71	21.53	19.47	101.92	103.78
Allowance for loan losses to nonaccrual loans - excluding covered loans (9)	43.19	32.61	49.53	101.92	103.78
Other Data
Full-time equivalent employees	2,608	2,684	2,551	2,491	2,812
Branches and financial centers	169	180	183	161	172

(1)	Calculated using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(2)	Diluted data assumes the exercise of stock options and the vesting of restricted stock.
(3)	Cash dividends divided by income available to common stockholders.
(4)	Includes residential loans and finance leases held for sale.
(5)	Defined as net interest income on a tax equivalent basis as a percentage of average earning assets.
(6)	Defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance.
(7)	Excludes residential loans and finance leases held for sale.
(8)	Includes nonaccrual loans, renegotiated loans, loans 90 days past due still accruing and other real estate owned. Includes $45.5 million, $130.1 million and $215.7 million of covered assets in 2013, 2012 and 2011, respectively, acquired in an FDIC assisted transaction, which are covered by loss sharing agreements with the FDIC providing for specified loss protection.
(9)	Includes approximately $38.3 million, $156.8 million and $201.3 million for 2013, 2012 and 2011, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the fiscal years ended December 31, 2013, 2012 and 2011, and financial condition as of December 31, 2013 and 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business. Readers are cautioned that, by their nature, forward-looking statements are based on estimates and assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from our expectations that are expressed or implied by any forward-looking statement. The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause our actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

Our basic mission is to be THE community bank in the cities and towns we serve. We focus on establishing and maintaining long-term relationships with customers, and are committed to serving the financial needs of the communities in our market area. Old National provides financial services primarily in Indiana, southeastern Illinois, western Kentucky, and southwest Michigan.

CORPORATE DEVELOPMENTS IN FISCAL 2013

Net income for 2013 was $100.9 million, an increase of $9.2 million from 2012. Diluted earnings per share available to common shareholders were $1.00 per share, an increase of $0.05 per share from 2012.

The improvement in 2013 net income was primarily the result of improved credit and lower cost funding sources.

Old National entered into the southwest Michigan market through the acquisition of 24 branches of Bank of America during the third quarter of 2013 and subsequent to year-end, Old National announced its agreement to acquire Ann Arbor-based United. This acquisition is expected to add an additional 18 branch offices in Southern Michigan, approximately $790 million in deposits, $646 million in loans, and a $670 million wealth management portfolio. This would double Old National’s presence in Michigan to thirty-six banking centers. The closing of the United acquisition is subject to approval by United’s shareholders and approval by state and federal regulatory authorities, as well as the satisfaction of other customary closing conditions.

The United acquisition, which is currently expected to close during the second quarter of 2014, in conjunction with the pending acquisition of Fort Wayne, Indiana-based Tower early in 2014, could lift Old National over the ten billion dollar asset mark, assuming no other balance sheet restructuring. This is significant in that it would re-categorize Old National from a “small” to a “mid-size” bank, subjecting Old National to enhanced regulatory oversight along with higher capital and liquidity standards. Management has been contemplating this for some time and feels we will have the resources, policies, and procedures in place to comply with these higher standards should they become applicable.

Finally, management remains focused on providing an efficient and effective branch banking network consolidating or selling 35 branches during 2013, transitioning the franchise to higher growth markets.

BUSINESS OUTLOOK

While we believe the interest rate environment will continue to pose challenges for 2014 revenue growth, our clients are expressing some optimism regarding the state of the economy.

Our goals for 2014 are much the same as they were in 2013 and 2012: increase revenue, reduce expenses and target partnership opportunities that align with our financial and strategic goals.

•	While we remain committed to a risk-conscious approach to lending, we know how vital it is to generate new loan growth in 2014 and beyond. We believe our new partnerships, and the new client base they represent, position us well to achieve this growth.

•	As we did in 2013, we will continue to look for ways to enhance our efficiency ratio through process improvements, organizational streamlining and other cost reduction strategies.

•	We continue to target additional partnerships. We are focused on expanding our insurance and wealth management businesses and continue to seek community banks in growth markets that are either within or near our existing franchise. Such strategic consolidations should improve our bottom line while expanding our distribution network, which helps build long-term shareholder value.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the years ended December 31, 2013, 2012, and 2011:

(dollars in thousands)	2013	2012	2011
Income Statement Summary:
Net interest income	$317,424	$308,757	$272,873
Provision for loan losses	(2,319)	5,030	7,473
Noninterest income	184,758	189,816	182,883
Noninterest expense	361,984	365,758	348,521
Other Data:
Return on average common equity	8.54%	8.34%	7.24%
Efficiency ratio (1)	68.61%	71.83%	73.80%
Tier 1 leverage ratio	8.92%	8.53%	8.29%
Net charge-offs to average loans	0.10%	0.17%	0.49%

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable equivalent net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Comparison of Fiscal Years 2013 and 2012

Net Interest Income

Net interest income is the most significant component of our earnings, comprising over 63% of 2013 revenues. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

(dollars in thousands)	2013	2012	2011
Net interest income	$317,424	$308,757	$272,873
Conversion to fully taxable equivalent	16,876	13,188	11,821

Net interest income - taxable equivalent basis	$334,300	$321,945	$284,694

Average earning assets	8,312,228	7,617,060	7,359,092
Net interest margin	3.82%	4.05%	3.71%
Net interest margin - taxable equivalent basis	4.02%	4.23%	3.87%

Net interest income was $317.4 million in 2013, a 2.8% increase from the $308.8 million reported in 2012. Taxable equivalent net interest income was $334.3 million in 2013, a 3.8% increase from the $321.9 million reported in 2012. The net interest margin on a fully taxable equivalent basis was 4.02% for 2013, a 21 basis point decrease compared to the 4.23% reported in 2012. Both 2013 and 2012 include accretion income (interest income in excess of contractual interest income) associated with purchased credit impaired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $275.3 million in 2013 compared to $264.4 million; and the net interest margin on a fully taxable equivalent basis would have been 3.31% in 2013 and 3.48% in 2012.

The increase in net interest income year over year is primarily due to the acquisition of IBT on September 15, 2012 combined with a change in the mix of interest earning assets and interest-bearing liabilities. The accretion income associated with the purchased assets from IBT benefited net interest margin by 28 basis points, or $23.7 million, in 2013. We expect this benefit to decline over time.

The yield on average earning assets decreased 38 basis points from 4.70% to 4.32% while the cost of interest-bearing liabilities decreased 25 basis points from 0.64% to 0.39%. Average earning assets increased by $695.2 million, or 9.1%. Average interest-bearing liabilities increased $588.0 million, or 10.4%. The increase in average earning assets consisted of a $282.6 million increase in loans, a $419.5 million increase in lower yielding investment securities and a $6.9 million decrease in money market and other interest-earning investments. The increase in average interest-bearing liabilities consisted of a $225.2 million increase in interest-bearing deposits, a $103.7 million increase in short-term borrowings and a $259.1 million increase in other borrowings. Average noninterest-bearing deposits increased by $124.0 million.

Significantly affecting average earning assets during 2013 was the increase in the size of the loan portfolio combined with the increase in the size of the investment portfolio. Included in average earning assets for 2013 are approximately $335.6 million of assets from the IBT acquisition, which was completed on September 15, 2012. Included in average earning assets for 2012 was $169.3 million from the IBT acquisition. The increase in average loans during 2013 is primarily a result of the IBT acquisition. However, we also experienced organic loan growth during the year. Despite the sale of $96.9 million of residential real estate loans during the third quarter of 2013, our residential mortgage loan portfolio grew $34.9 million during 2013. In addition, we experienced growth of $36.6 million in our commercial loan portfolio and $64.4 million in our consumer loan portfolio during 2013. We experienced declines in our commercial real estate loan portfolio of $95.0 million and $154.5 million in our acquired loan portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 61% of interest earning assets at December 31, 2013.

The $419.5 million increase in the investment portfolio was in anticipation of the pending Bank of America branch acquisition. Old National began buying securities starting in the first quarter of 2013 when rates were favorable in advance of the close in July 2013. The transaction received regulatory approval and we acquired approximately $563 million of cash and assumed approximately $565 million of deposits on July 12, 2013. The investment purchases had been funded with short term borrowings and FHLB advances with short maturities which were retired when the cash was received. We remained below $10 billion in assets and did not become subject to certain provisions of the Dodd-Frank Act as a result of this transaction.

Positively affecting margin was an increase in noninterest-bearing demand deposits, short-term borrowings and FHLB advances with short maturities combined with a decrease in time deposits. The increase in short-term borrowings and FHLB advances, as discussed above, was in anticipation of the branch acquisition from Bank of America. Approximately $537 million of short-term borrowings and FHLB advances were repaid on July 12, 2013 when the transaction closed. Over the past year, we have reduced the cost of our other borrowings by changing the composition of other borrowings. During the first nine months of 2013, we terminated $50.0 million of FHLB advances. We also restructured $33.4 million of FHLB advances in the first quarter of 2013. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. Year over year, time deposits, which have an average interest rate higher than other types of deposits, have decreased as a percent of total funding.

The following table presents a three-year average balance sheet and for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2013			2012			2011
(tax equivalent basis, dollars in thousands)	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate	Average Balance	Interest & Fees	Yield/ Rate
Earning Assets
Money market and other interest-earning investments (7)	$22,281	$38	0.17%	$29,161	$54	0.18%	$152,848	$362	0.24%
Investment securities: (6)
U.S. Treasury & Government-sponsored agencies (1)	2,037,575	40,063	1.97	1,826,297	41,790	2.29	1,969,590	52,369	2.66
States and political subdivisions (3)	818,427	43,649	5.33	684,648	37,464	5.47	580,851	34,135	5.88
Other securities	289,018	8,433	2.92	214,556	8,162	3.80	211,862	9,102	4.30

Total investment securities	3,145,020	92,145	2.93	2,725,501	87,416	3.21	2,762,303	95,606	3.46

Loans: (2)
Commercial (3) (4)	1,403,355	63,661	4.54	1,309,457	64,783	4.95	1,326,746	63,953	4.82
Commercial real estate	1,328,503	95,010	7.15	1,370,321	98,897	7.22	1,308,401	78,912	6.03
Residential real estate (5)	1,414,214	58,271	4.12	1,197,046	53,830	4.50	847,722	41,267	4.87
Consumer, net of unearned income	998,855	49,561	4.96	985,574	52,907	5.37	961,072	58,314	6.07

Total loans (4) (5)	5,144,927	266,503	5.18	4,862,398	270,417	5.56	4,443,941	242,446	5.46

Total earning assets	8,312,228	$358,686	4.32%	7,617,060	$357,887	4.70%	7,359,092	$338,414	4.60%

Less: Allowance for loan losses	(50,591)			(56,127)			(70,753)
Non-Earning Assets
Cash and due from banks	160,040			156,452			152,162
Other assets	1,168,261			1,083,165			944,172

Total assets	$9,589,938			$8,800,550			$8,384,673

Interest-Bearing Liabilities
NOW deposits	$1,734,809	$487	0.03%	$1,608,643	$485	0.03%	$1,472,710	$587	0.04%
Savings deposits	1,916,133	2,836	0.15	1,728,887	3,735	0.22	1,384,294	3,948	0.29
Money market deposits	368,424	216	0.06	288,986	285	0.10	328,550	337	0.10
Time deposits	1,152,309	14,585	1.27	1,319,958	22,537	1.71	1,647,729	31,039	1.88

Total interest-bearing deposits	5,171,675	18,124	0.35	4,946,474	27,042	0.55	4,833,283	35,911	0.74
Short-term borrowings	517,653	641	0.12	413,921	539	0.13	363,623	550	0.15
Other borrowings	539,323	5,621	1.04	280,219	8,361	2.98	414,902	17,259	4.16

Total interest-bearing liabilities	$6,228,651	$24,386	0.39%	5,640,614	$35,942	0.64%	5,611,808	$53,720	0.96%

Noninterest-Bearing Liabilities
Demand deposits	1,952,790			1,828,750			1,555,946
Other liabilities	226,257			232,226			215,730
Shareholders’ equity	1,182,240			1,098,960			1,001,189

Total liabilities and shareholders’ equity	$9,589,938			$8,800,550			$8,384,673

Interest Margin Recap
Interest income/average earning assets		$358,686	4.32%		$357,887	4.70%		$338,414	4.60%
Interest expense/average earning assets		24,386	0.30		35,942	0.47		53,720	0.73

Net interest income and margin		$334,300	4.02%		$321,945	4.23%		$284,694	3.87%

(1)	Includes U.S. Government-sponsored entities, agency mortgage-backed securities and $17.4 million of non-agency mortgage-backed securities at December 31, 2013.
(2)	Includes principal balances of nonaccrual loans. Interest income relating to nonaccrual loans is included only if received.
(3)	Interest on state and political subdivision investment securities and commercial loans includes the effect of taxable equivalent adjustments of $12.3 million and $4.6 million, respectively, in 2013; $8.8 million and $4.4 million, respectively, in 2012; and $7.3 million and $4.5 million, respectively, in 2011; using the federal statutory tax rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.
(4)	Includes finance leases held for sale.
(5)	Includes residential loans held for sale.
(6)	Changes in fair value are reflected in the average balance; however, yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(7)	The 2013, 2012 and 2011 average balances include $16.7 million, $23.5 million and $146.0 million, respectively, of required and excess balances held at the Federal Reserve.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME - RATE/VOLUME ANALYSIS (tax equivalent basis, dollars in thousands)

	2013 vs. 2012			2012 vs. 2011
	Total	Attributed to		Total	Attributed to
	Change	Volume	Rate	Change	Volume	Rate
Interest Income
Money market and other interest- earning investments	$(16)	$(12)	$(4)	$(308)	$(260)	$(48)
Investment securities (1)	4,729	12,872	(8,143)	(8,190)	(1,226)	(6,964)
Loans (1)	(3,914)	15,173	(19,087)	27,971	23,051	4,920

Total interest income	799	28,033	(27,234)	19,473	21,565	(2,092)

Interest Expense
NOW deposits	2	36	(34)	(102)	47	(149)
Savings deposits	(899)	340	(1,239)	(213)	863	(1,076)
Money market deposits	(69)	62	(131)	(52)	(39)	(13)
Time deposits	(7,952)	(2,492)	(5,460)	(8,502)	(5,885)	(2,617)
Short-term borrowings	102	131	(29)	(11)	70	(81)
Other borrowings	(2,740)	5,215	(7,955)	(8,898)	(4,810)	(4,088)

Total interest expense	(11,556)	3,292	(14,848)	(17,778)	(9,754)	(8,024)

Net interest income	$12,355	$24,741	$(12,386)	$37,251	$31,319	$5,932

The variance not solely due to rate or volume is allocated equally between the rate and volume variances.

(1)	Interest on investment securities and loans includes the effect of taxable equivalent adjustments of $12.3 million and $4.6 million, respectively, in 2013; $8.8 million and $4.4 million, respectively, in 2012; and $7.3 million and $4.5 million, respectively, in 2011; using the federal statutory rate in effect of 35% for all periods adjusted for the TEFRA interest disallowance applicable to certain tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses was a credit of $2.3 million in 2013, compared to $5.0 million of expense recorded in 2012. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) recoveries associated with our purchased credit impaired loans accounted for under ASC310-30, (3) the continuing trend in improved credit quality, and (4) a decrease in our commercial real estate loan balances (which carry higher loss rates than other loan categories) in conjunction with improving average asset quality ratings on the remaining commercial real estate loans in our portfolio. For additional information about non-performing loans, charge-offs and additional items impacting the provision, refer to the “Risk Management - Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. This source of revenue has decreased as a percentage of total revenue to 36.8% in 2013 compared to 38.1% in 2012.

Noninterest income for 2013 was $184.8 million, a decrease of $5.0 million, or 2.7% compared to $189.8 million reported for 2012. The decrease in noninterest income in 2013 resulted from a $10.3 million decrease in net securities gains, a $5.9 million decrease from adjustments to the FDIC indemnification asset and a $1.9 million decrease in service charges on deposit accounts. Partially offsetting these decreases were a $3.3 million increase in investment products, $2.9 million of gains from branch divestitures, a $1.9 million increase in wealth management fees, a $1.0 million increase in revenue from company-owned life insurance and a $1.4 million increase in other income.

Net securities gains were $3.3 million during 2013 compared to $13.6 million for 2012. Included in 2013 is $4.3 million of security gains partially offset by a $1.0 million other-than-temporary-impairment charge on one pooled trust preferred security. Included in 2012 is $15.0 million of security gains partially offset by $1.4 million of other-than-temporary-impairment charges on two pooled trust preferred securities and six non-agency mortgage-backed securities.

Wealth management fees are dependent on the performance of managed assets. Wealth management fees increased by $1.9 million to $23.5 million in 2013. Although aided by improved asset performance, the $1.9 million increase was primarily due to the acquisition of IBT on September 15, 2012.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $49.6 million in 2013, a $1.9 million decrease from $51.5 million in 2012. The decrease is primarily attributable to decreases in overdraft charges and changes in customer behavior. These decreases were partially offset by a $2.0 million increase associated with the acquisition of IBT and a $2.9 million increase associated with the acquisition of the bank branches from Bank of America.

Debit card and ATM fees increased by $1.0 million to $25.0 million in 2013 as compared to $24.0 million in 2012. An increase in interchange income resulting from the acquisitions of IBT and the Bank of America branches is the primary reason for the increase.

Insurance premiums and commissions increased $1.4 million to $38.5 million in 2013 compared to $37.1 million in 2012, primarily as a result of higher contingency income and commissions on property and casualty insurance.

Investment product fees were $16.0 million in 2013 compared to $12.7 million in 2012. The $3.3 million increase is primarily a result of increases in annuity fees and mutual fund fees.

Revenue from company-owned life insurance was $7.5 million in 2013 compared to $6.4 million in 2012. The increase is primarily due to a $1.1 million single life insurance benefit that was received in the third quarter of 2013.

During the third quarter of 2012, Old National announced plans to sell the deposits of nine banking centers in southern Illinois and western Kentucky. The sales closed during the first quarter of 2013. During the fourth quarter of 2013, Old National sold three branches with deposits at the time of sale of approximately $28.2 million. We received a deposit premium of $2.9 million on the sales.

Other income increased $1.4 million in 2013 as compared to 2012. The increase was primarily as a result of a $1.6 million credit on the renewal of a contract.

The following table details the components of noninterest income for the years ended December 31.

NONINTEREST INCOME

				% Change From Prior Year
(dollars in thousands)	2013	2012	2011	2013	2012
Wealth management fees	$23,493	$21,549	$20,460	9.0%	5.3%
Service charges on deposit accounts	49,562	51,483	51,862	(3.7)	(0.7)
Debit card and ATM fees	25,019	24,006	25,199	4.2	(4.7)
Mortgage banking revenue	4,420	3,742	3,250	18.1	15.1
Insurance premiums and commissions	38,483	37,103	36,957	3.7	0.4
Investment product fees	16,018	12,714	11,068	26.0	14.9
Company-owned life insurance	7,454	6,452	5,322	15.5	21.2
Other income	16,710	15,261	12,219	9.5	24.9

Total fee and service charge income	181,159	172,310	166,337	5.1	3.6
Net securities gains	4,341	15,052	8,691	(71.2)	73.2
Impairment on available-for-sale securities	(1,000)	(1,414)	(1,409)	29.3	(0.4)
Gain on derivatives	176	820	974	(78.5)	(15.8)
Gain on sale leasebacks	6,476	6,423	7,864	0.8	(18.3)
Gain on branch divestitures	2,894	—	—	N/M	N/M
Change in FDIC indemnification asset	(9,288)	(3,375)	426	N/M	N/M

Total noninterest income	$184,758	$189,816	$182,883	(2.7)%	3.8%

Noninterest income to total revenue (1)	35.6%	37.1%	39.1%

(1)	Total revenue includes the effect of a taxable equivalent adjustment of $16.9 million in 2013, $13.2 million in 2012 and $11.8 million in 2011.
N/M	= Not meaningful

Noninterest Income Related to Covered Assets

The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC. Deterioration in our expectation of credit quality of the loans or OREO would immediately increase the basis of the indemnification asset, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter.

For 2013, adjustments to the FDIC indemnification asset resulted in noninterest expense of $9.3 million. This compares to noninterest expense of $3.4 million in 2012. The increase in expense is primarily the result of lower levels of impairment of other real estate in 2013.

At December 31, 2013, $32.2 million of the remaining indemnification asset is expected to be amortized and reported in noninterest income over the next 33 months.

Noninterest Expense

Noninterest expense for 2013 totaled $362.0 million, a decrease of $3.8 million, or approximately 1.0% from the $365.8 million recorded in 2012. Included in 2013 is approximately $5.0 million of noninterest expense related to the acquisition of the Bank of America branches and $4.5 million of noninterest expense associated with the consolidation of 18 branches. Also included in 2013 is approximately $6.5 million of noninterest expense related to IBT. Offsetting these increases is a $13.0 million decrease in other real estate expense and a $2.6 million decrease in occupancy expense. Included in 2012 is approximately $10.2 million of noninterest expense related to IBT, which was acquired on September 15, 2012. This amount includes approximately $7.8 million of acquisition and integration expenses.

Salaries and benefits, the largest component of noninterest expense, totaled $202.4 million in 2013, compared to $193.9 million in 2012, an increase of $8.5 million, or 4.4%. Included in 2013 is an increase of $4.3 million for salaries and benefits expense associated with the Bank of America acquisition. Also included in 2013 is $4.5 million of salaries and benefits expense associated with IBT. Included in 2012 is $6.0 million of salaries and benefit expense associated with former IBT associates, which includes severance and retention accruals. Also included in 2013 is a $2.5 million increase in performance-based incentive compensation plan, a $1.6 million increase in commission expense and a $1.7 million increase in hospitalization expense.

Occupancy expense was $48.4 million for 2013 compared to $50.9 million for 2012. Decreases in rent expense and building depreciation expense associated with our recent branch closures and consolidations were the primary reasons for the decrease in occupancy expense.

Other real estate owned expense was $4.1 million for 2013 compared to $17.1 million for 2012. The majority of the 2012 expenses were associated with other real estate properties acquired from the FDIC, 80% of which was offset by a corresponding adjustment to the FDIC indemnification asset.

Other expense was $21.3 million for 2013, an increase of $5.3 million when compared to 2012. Included in 2013 is $2.2 million less benefit associated with the provision for unfunded commitments, a $0.5 million BSA/AML penalty, a $1.0 million increase in director and board committee expenses (primarily associated with an increase in the value of the Directors Deferred Compensation Plan), and a $0.5 million increase in other tax expense.

The following table details the components of noninterest expense for the years ended December 31.

NONINTEREST EXPENSE

				% Change From Prior Year
(dollars in thousands)	2013	2012	2011	2013	2012
Salaries and employee benefits	$202,435	$193,874	$189,539	4.4%	2.3%
Occupancy	48,360	50,929	51,054	(5.0)	(0.2)
Equipment	11,879	11,744	11,720	1.1	0.2
Marketing	7,212	7,451	5,990	(3.2)	24.4
Data processing	21,608	22,014	22,971	(1.8)	(4.2)
Communication	10,521	10,939	10,406	(3.8)	5.1
Professional fees	11,948	12,030	14,959	(0.7)	(19.6)
Loan expense	6,972	7,037	4,734	(0.9)	48.6
Supplies	2,361	2,719	3,762	(13.2)	(27.7)
FDIC assessment	5,097	5,991	7,523	(14.9)	(20.4)
Other real estate owned expense	4,129	17,136	1,992	(75.9)	N/M
Amortization of intangibles	8,162	7,941	8,829	2.8	(10.1)
Other expense	21,300	15,953	15,042	33.5	6.1

Total noninterest expense	$361,984	$365,758	$348,521	(1.0)%	4.9%

N/M	= Not meaningful

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

Approximately $390,000, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of approximately $335,000 associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2013.

Approximately $828,000, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2012. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of approximately $444,000 associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2012.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The higher tax rate is the result of an increase in pre-tax book income. In 2013, there was an increase in income tax expense of approximately $1.3 million related to a statutory rate change. See Note 13 to the consolidated financial statements for additional details on Old National’s income tax provision.

Comparison of Fiscal Years 2012 and 2011

In 2012, we generated net income of $91.7 million and diluted net income per share of $0.95 compared to $72.5 million and $0.76, respectively, in 2011. The 2012 earnings included a $35.9 million increase in net interest income, a $6.9 million increase in noninterest income and $2.4 million decrease in the provision for loan losses. Offsetting these increases to net income in 2012 was a $17.2 million increase in noninterest expense and an $8.8 million increase in income tax expense.

Taxable equivalent net interest income was $321.9 million in 2012, a 13.1% increase from the $284.7 million reported in 2011. The net interest margin was 4.23% for 2012, a 36 basis point increase compared to 3.87% reported for 2011. Average earning assets increased by $258.0 million during 2012 and the yield on average earning assets increased 10 basis points from 4.60% to 4.70%. Average interest-bearing liabilities increased $28.8 million and the cost of interest-bearing liabilities decreased from 0.96% to 0.64%.

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

Noninterest income for 2012 was $189.8 million, an increase of $6.9 million, or 3.8% from the $182.9 million reported for 2011. The improvement in 2012 resulted from a $6.3 million increase in net securities gains, a $1.1 million increase in wealth management fees, a $1.6 million increase in investment product fees, a $1.1 million increase in revenue from company-owned life insurance and a $3.0 million increase in other income. Partially offsetting these increases were a $1.2 million decrease in debit card and ATM card fees, a $1.4 million decrease in gain on sale leaseback transactions and a $3.8 million decrease from changes in the FDIC indemnification asset.

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

Noninterest expense for 2012 totaled $365.8 million, an increase of $17.3 million, or 4.9% from the $348.5 million recorded in 2011. Included in 2012 is approximately $10.2 million of noninterest expense related to IBT, which was acquired on September 15, 2012. This amount includes approximately $7.8 million of acquisition and integration expenses. Also included in 2012 is approximately $26.6 million of noninterest expense for Integra, which was acquired on July 29, 2011. Noninterest expense for Integra for 2011 was $25.9 million. The 2011 amount for Integra includes approximately $11.1 million of acquisition and integration costs. Also included in 2012 is a $6.4 million increase in expense related to the reinstatement of our performance-based incentive compensation plan.

Noninterest expense related to covered assets are included in OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria.

Approximately $828,000, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during 2012. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of approximately $444,000 associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during 2012.

The provision for income taxes was $36.1 million in 2012 compared to $27.3 million in 2011. Old National’s effective tax rate was 28.3% in 2012 compared to 27.4% in 2011.

BUSINESS LINE RESULTS

We operate in three operating segments: banking, insurance and wealth management. See Part 1, Item 1 for a discussion of our operating segments. The following table summarizes our business line results for the years ended December 31.

BUSINESS LINE RESULTS

(dollars in thousands)	2013	2012	2011
Banking	$102,097	$95,146	$76,781
Insurance	1,925	1,755	1,866
Wealth management	2,168	1,736	(480)
Other	(5,270)	(6,962)	(5,707)

Net income	$100,920	$91,675	$72,460

The 2013 banking segment profit increased $7.0 million from 2012 levels, primarily as a result of the acquisition of IBT, which occurred on September 15, 2012. The 2012 community banking segment profit increased $18.4 million from 2011 levels, primarily as a result of the acquisitions of IBT and Integra, which occurred on July 29, 2011.

Included in the wealth management segment profit in 2011 is a $2.0 million accrual for a litigation settlement. During the second quarter of 2011, Old National acquired Integra Wealth Management. Old National acquired the wealth management business of Indiana Community Bancorp on September 15, 2012.

FINANCIAL CONDITION

Overview

At December 31, 2013, our total assets were $9.582 billion, a 0.4% increase from $9.544 billion at December 31, 2012. The increase is primarily a result of an increase in the investment portfolio. Partially offsetting the increase in the investment portfolio has been a decrease in the covered loan segment of the loan portfolio. Earning assets, comprised of investment securities, portfolio loans, loans and leases held for sale, money market investments and interest earning accounts with the Federal Reserve, were $8.286 billion at December 31, 2013, an increase of $86.3 million, or 1.1%, from $8.200 billion at December 31, 2012. The increase in earning assets is primarily a result of reinvested cash received in conjunction with the acquisition of 24 branches from Bank of America. Year over year, time deposits, which have an average interest rate higher that other types of deposits, have decreased as a percent of total funding.

Investment Securities

We classify investment securities primarily as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we also have $35.4 million of 15- and 20-year fixed-rate mortgage pass-through securities, $170.6 million of U.S. government-sponsored entity and agency securities and $556.7 million of state and political subdivision securities in our held-to-maturity investment portfolio at December 31, 2013. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. We moved these securities to our held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates. During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds (see Note 4 to the consolidated financial statements).

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.6 million at December 31, 2013 compared to $3.1 million at December 31, 2012.

At December 31, 2013, the investment securities portfolio was $3.179 billion compared to $2.945 billion at December 31, 2012, an increase of 8.0%. Investment securities represented 38.4% of earning assets at December 31, 2013, compared to 35.9% at December 31, 2012. The increase in the investment portfolio was related to the reinvested cash received in conjunction with the acquisition of the 24 branches from Bank of America. The transaction received regulatory approval and closed on July 12, 2013. Stronger commercial loan demand in the future or management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of December 31, 2013, management does not intend to sell any securities with an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $34.1 million at December 31, 2013, compared to net unrealized gains of $64.0 million at December 31, 2012. A $1.0 million charge was recorded during 2013 related to other-than-temporary-impairment on one pooled trust preferred security. This charge was not related to the Volcker Rule, and as of December 31, 2013, all of the pooled trust preferred securities owned by Old National are on the nonexclusive list of CDOs backed by trust preferred securities that depository institutions are permitted to continue to hold. A $1.4 million charge was recorded during 2012 related to other-than-temporary-impairment on two pooled trust preferred securities and six non-agency mortgage-backed securities. See Note 3 to the consolidated financial statements for the impact of other-than-temporary-impairment in other comprehensive income and Note 4 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an effective duration of 4.84 at December 31, 2013, compared to 3.71 at December 31, 2012. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The weighted average yields on available-for-sale investment securities were 2.48% in 2013 and 2.99% in 2012. The average yields on the held-to-maturity portfolio were 5.02% in 2013 and 3.90% in 2012.

At December 31, 2013, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $297.3 million by Indiana, which represented 25.6% of shareholders’ equity, and $136.5 million by Texas, which represented 11.7% of shareholders’ equity. 97% of the Indiana municipal bonds are rated “A” or better, and the remaining 3% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program. At December 31, 2012, Old National had a concentration of investment securities issued by Indiana and its political subdivisions totaling $273.8 million, which represented 22.9% of shareholders’ equity. There were no other concentrations of investment securities issued by an individual state and its political subdivisions that were greater than 10% of shareholders’ equity.

Loan Portfolio

We lend primarily to consumers and small to medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeast Illinois, western Kentucky and southwest Michigan.

The following table, including covered loans, presents the composition of the loan portfolio at December 31.

LOAN PORTFOLIO AT YEAR-END

(dollars in thousands)	2013	2012	2011	2010	2009	Four-Year Growth Rate
Commercial	$1,402,750	$1,392,459	$1,341,409	$1,211,399	$1,287,168	2.2%
Commercial real estate	1,242,818	1,438,709	1,393,304	942,395	1,062,910	4.0
Consumer credit	1,049,974	1,004,827	990,061	924,952	1,082,017	(0.7)

Total loans excluding residential real estate	3,695,542	3,835,995	3,724,774	3,078,746	3,432,095	1.9
Residential real estate	1,387,422	1,360,599	1,042,429	664,705	403,391	36.2

Total loans	5,082,964	5,196,594	4,767,203	3,743,451	3,835,486	7.3%

Less: Allowance for loan losses	47,145	54,763	58,060	72,309	69,548

Net loans	$5,035,819	$5,141,831	$4,709,143	$3,671,142	$3,765,938

Commercial and Commercial Real Estate Loans

At December 31, 2013, commercial loans increased $10.3 million while commercial real estate loans decreased $195.9 million, respectively, from December 31, 2012. During 2013, we sold $5.9 million of commercial and commercial real estate loans. Net recoveries of $0.2 million were recorded related to these sales. At June 30, 2013, we had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The leases were sold in the third quarter of 2013 with no additional loss. We sold $1.7 million of commercial and commercial real estate loans during 2012. Net recoveries of $0.7 million were recorded related to these sales. Loan demand in our markets remains soft. However, we did experience modest loan growth in the commercial portfolio during 2013.

The following table presents the maturity distribution and rate sensitivity of commercial loans and an analysis of these loans that have predetermined and floating interest rates. A significant percentage of commercial loans are due within one year, reflecting the short-term nature of a large portion of these loans.

DISTRIBUTION OF COMMERCIAL LOAN MATURITIES AT DECEMBER 31, 2013

(dollars in thousands)	Within 1 Year	1 - 5 Years	Beyond 5 Years	Total
Interest rates:
Predetermined	$265,922	$283,134	$144,880	$693,936
Floating	417,582	210,477	80,755	708,814

Total	$683,504	$493,611	$225,635	$1,402,750

Consumer Loans

Consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $45.1 million or 4.5% at December 31, 2013, compared to December 31, 2012.

Residential Real Estate Loans

Residential real estate loans, primarily 1-4 family properties, were $1.387 billion at December 31, 2013, an increase of $26.8 million or 2.0% from December 31, 2012.

During the third quarter of 2013, Old National sold approximately $96.9 million of residential real estate loans as part of its effort to reduce interest rate risk in the loan portfolio. All of the loans sold were FNMA conforming loans.

Allowance for Loan Losses

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. Additional information about our Allowance for Loan Losses is included in the “Risk Management - Credit Risk” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 6 to the consolidated financial statements.

At December 31, 2013, the allowance for loan losses was $47.1 million, a decrease of $7.7 million compared to $54.8 million at December 31, 2012. As a percentage of total loans, the allowance decreased to 0.93% at December 31, 2013, from 1.05% at December 31, 2012. The provision for loan losses was a credit of $2.3 million in 2013, compared to $5.0 million of expense recorded in 2012. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) recoveries associated with our purchased credit impaired loans accounted for under ASC310-30, (3) the continuing trend in improved credit quality, and (4) a decrease in our commercial real estate loan balances (which carry higher loss rates than other loan categories) in conjunction with improving average asset quality ratings on the remaining commercial real estate loans in our portfolio.

For commercial loans, the reserve increased by $0.4 million at December 31, 2013, compared to December 31, 2012. The reserve as a percentage of the commercial loan portfolio decreased to 1.09% at December 31, 2013, from 1.10% at December 31, 2012. For commercial real estate loans, the reserve decreased by $7.4 million at December 31, 2013, compared to December 31, 2012. The reserve as a percentage of the commercial real estate loan portfolio decreased to 1.64% at December 31, 2013, from 2.10% at December 31, 2012. The lower reserve need is the result of improved asset quality. Nonaccrual loans, excluding covered loans, decreased $53.7 million since December 31, 2012. Criticized and classified loans decreased $51.5 million from December 31, 2012. During 2013, other classified assets, which consist of investment securities downgraded below investment grade, decreased $15.3 million.

The reserve for residential real estate loans as a percentage of that portfolio decreased to 0.23% at December 31, 2013, from 0.28% at December 31, 2012. The reserve for consumer loans decreased to 0.47% at December 31, 2013, from 0.48% at December 31, 2012.

Allowance for Losses on Unfunded Commitments

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these loan losses is recorded as a component of other expense. As of December 31, 2013 and 2012, the allowance for losses on unfunded commitments was $2.7 million and $4.0 million, respectively.

Residential Loans Held for Sale

At December 31, 2013, loans held for sale is made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and the Company has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales. Residential loans held for sale were $7.7 million at December 31, 2013, compared to $12.6 million at December 31, 2012.

We elected the fair value option under FASB ASC 825-10, Financial Instruments (SFAS No. 159) for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balances by $0.1 million as of December 31, 2013. At December 31, 2012, the aggregate fair value exceeded the unpaid principal balance by $0.4 million.

Finance Leases Held for Sale

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013. As of December 31, 2013, Old National does not intend to sell its nontaxable leases.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and OREO. Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of December 31, 2013, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	December 31,	December 31,
(dollars in thousands)	2013	2012
Loans, net of discount & allowance	$212,428	$366,617
Other real estate owned	13,670	26,137

Total covered assets	$226,098	$392,754

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At December 31, 2013, the FDIC loss sharing asset was $88.5 million and was comprised of a $73.7 million FDIC indemnification asset and a $14.8 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2013, $41.5 million of the FDIC indemnification asset is related to expected indemnification payments and $32.2 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income
Established through acquisitions	—	—
Cash received from the FDIC	(19,527)	(48,223)
Other	704	(659)
Adjustments reflected in income
(Amortization) accretion	(10,072)	(13,128)
Impairment	32	1,069
Write-downs/sale of other real estate	1,933	12,637
Recovery amounts due to FDIC	(1,243)	(3,223)
Other	62	(730)

Balance at December 31,	$88,513	$116,624

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2013, totaled $378.7 million, an increase of $10.7 million compared to $368.0 million at December 31, 2012. During the third quarter of 2013, we recorded $16.8 million of goodwill and other intangible assets associated with the acquisition of 24 retail bank branches from Bank of America, all of which is included in the “Banking” column for segment reporting. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with IBT. This was allocated to the “Banking” segment. During the fourth quarter of 2013, we increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment.

Assets Held for Sale

Assets held for sale were $9.1 million at December 31, 2013 compared to $15.0 million at December 31, 2012. Included in assets held for sale are four facilities associated with the Monroe Bancorp acquisition. The decrease is due to the branch sales that occurred in the first and fourth quarters of 2013.

Other Assets

Other assets have decreased $14.7 million, or 6.2%, since December 31, 2012 primarily as a result of decreases in deferred tax assets, prepaid FDIC expense and the fair value of derivative financial instruments.

Funding

Total average funding, comprised of deposits and wholesale borrowings, was $8.181 billion at December 31, 2013, an increase of 9.5% from $7.469 billion at December 31, 2012. Total deposits were $7.211 billion, including $6.193 billion in transaction accounts and $1.018 billion in time deposits at December 31, 2013. Total deposits decreased 0.9% or $68.1 million compared to December 31, 2012. The decrease from December 31, 2012 is partially attributable to the $178.3 million of deposits that were sold in conjunction with our branch sales in the first and fourth quarters of 2013 along with a decrease in higher cost certificates of deposit that reached maturity. Offsetting these decreases are $504.6 million from the Bank of America branch acquisition. Noninterest-bearing demand deposits increased 0.9% or $18.7 million compared to December 31, 2012. Savings deposits increased 3.9% or $72.3 million. Money market deposits increased 53.3% or $156.0 million compared to December 31, 2012. NOW deposits decreased 2.8%, or $51.7 million, while time deposits decreased 20.6% or $263.3 million compared to December 31, 2012. Year over year we experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. Wholesale borrowing as a percentage of total funding was 12.4% at December 31, 2013, compared to 10.2% at December 31, 2012. The increase in wholesale funding was in anticipation of the pending branch acquisition from Bank of America. The deposit funding assumed in the transaction replaced the majority of the increase in short-term and other borrowings that had occurred earlier in 2013. Over the past year, we have reduced the cost of other borrowings by changing the composition of other borrowings. During the first nine months of 2013, we terminated $50.0 million of FHLB advances and restructured $33.4 million of FHLB advances. During the fourth quarter of 2012, we terminated $50.0 million of FHLB advances. On June 30, 2012 we redeemed $13.0 million of subordinated notes and $3.0 million of trust preferred securities. See Notes 11 and 12 to the consolidated financial statements for additional details on our financing activities.

The following table details the average balances of all funding sources for the years ended December 31.

FUNDING SOURCES - AVERAGE BALANCES

				% Change From Prior Year
(dollars in thousands)	2013	2012	2011	2013	2012
Demand deposits	$1,952,790	$1,828,750	$1,555,946	6.8%	17.5%
NOW deposits	1,734,809	1,608,643	1,472,710	7.8	9.2
Savings deposits	1,916,133	1,728,887	1,384,294	10.8	24.9
Money market deposits	368,424	288,986	328,550	27.5	(12.0)
Time deposits	1,152,309	1,319,958	1,647,729	(12.7)	(19.9)

Total deposits	7,124,465	6,775,224	6,389,229	5.2	6.0
Short-term borrowings	517,653	413,921	363,623	25.1	13.8
Other borrowings	539,323	280,219	414,902	92.5	(32.5)

Total funding sources	$8,181,441	$7,469,364	$7,167,754	9.5%	4.2%

The following table presents a maturity distribution for certificates of deposit with denominations of $100,000 or more at December 31.

CERTIFICATES OF DEPOSIT, $100,000 AND OVER

		Maturity Distribution
(dollars in thousands)	Year-End Balance	1-90 Days	91-180 Days	181-365 Days	Beyond 1 Year
2013	$265,295	$51,808	$28,071	$71,781	$113,635
2012	365,458	53,790	50,926	118,818	141,924
2011	421,874	64,423	80,925	87,799	188,727

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $53.3 million, or 22.0%, since December 31, 2012 primarily as a result of decreases in accrued pension expense and tax liabilities combined with fluctuations in the fair value of derivative financial instruments.

Capital

Shareholders’ equity totaled $1.163 billion or 12.13% of total assets at December 31, 2013, and $1.195 billion or 12.5% of total assets at December 31, 2012.

We paid cash dividends of $0.40 per share in 2013, which decreased equity by $40.3 million. We declared cash dividends on common stock of $0.36 per share in 2012, which decreased equity by $34.7 million. We repurchased shares of our stock, reducing shareholders’ equity by $24.3 million in 2013 and $4.0 million in 2012. During 2013, we repurchased 1,639,124 shares of our common stock under our buyback program. During the fourth quarter of 2012, we repurchased 250,000 shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities decreased equity by $80.2 million in 2013 and increased equity by $13.0 million in 2012. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $6.0 million in 2013, compared to $4.7 million in 2012.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information on capital adequacy see Note 22 to the consolidated financial statements.

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

Investment Activities

While the overall residential real estate market has stabilized, we carry a higher exposure to loss with certain of our non-agency collateralized mortgage obligations. Of the four non-agency collateralized mortgage obligations we carried at December 31, 2013, three were rated below investment grade. The total market value of these four securities was $17.4 million at December 31, 2013 and represents less than 1% of our available-for-sale securities portfolio. The unrealized gain on these securities at December 31, 2013, was approximately $0.4 million. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During 2013, one non-agency mortgage-backed security that was below investment grade paid down and two non-agency mortgage-backed securities were sold. There was no other-than-temporary-impairment recorded in 2013 on these securities. During the third quarter of 2012, we sold three non-agency mortgage-backed securities with an amortized cost of approximately $39.5 million that were below investment grade. During the second quarter of 2012, we sold one non-agency mortgage-backed security with an amortized cost of approximately $1.4 million that was below investment grade. During 2012, we experienced $0.9 million of other-than-temporary-impairment losses on six of these securities, all of which was recorded as a credit loss in earnings.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At December 31, 2013, we had pooled trust preferred securities with a fair value of approximately $8.0 million, or 0.34% of the available-for-sale securities portfolio. During 2013, we experienced $1.0 million of other-than-temporary-impairment losses on one of these securities, which was recorded as a credit loss in earnings. These securities remained classified as available-for-sale and at December 31, 2013, the unrealized loss on our pooled trust preferred securities was approximately $11.2 million. During 2012, we experienced $0.5 million of other-than-temporary-impairment on two of these securities, all of which was recorded as a credit loss in earnings.

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

Included in the held-to-maturity category at December 31, 2013 are approximately $35.4 million of agency mortgage-backed securities and $556.7 million of municipal securities at amortized cost. During the third quarter of 2013, municipal securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $648.2 million at December 31, 2013. Our Discount Committee reviews and approves our exposure limits annually, and collateral is pledged when applicable. We do not have high concentration risk in any given relationship.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve, primarily Indiana, southeast Illinois, western Kentucky and southwestern Michigan. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Asset Quality

Community-based lending personnel, along with region-based independent underwriting and analytic support staff, extend credit under guidelines established and administered by our Enterprise Risk Committee. This committee, which meets quarterly, is made up of outside directors. The committee monitors credit quality through its review of information such as delinquencies, credit exposures, peer comparisons, problem loans and charge-offs. In addition, the committee reviews and approves recommended loan policy changes to assure it remains appropriate for the current lending environment.

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At December 31, 2013, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeast Illinois, western Kentucky and southwest Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As of December 31, 2012, acquired loans totaled $259.5 million and there was $13.7 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At December 31, 2013, approximately $212.4 million of loans, net of allowance, and $13.7 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

ASSET QUALITY

(dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans
Commercial	$28,635	$36,766	$34,104	$25,488	$24,257
Commercial real estate	52,363	95,829	66,187	30,416	24,854
Residential real estate	10,333	11,986	10,247	8,719	9,621
Consumer	5,318	5,809	4,790	6,322	8,284
Covered loans (5)	31,793	103,946	182,880	—	—

Total nonaccrual loans (6)	128,442	254,336	298,208	70,945	67,016
Renegotiated loans not on nonaccrual
Noncovered loans	15,596	9,737	1,325	—	—
Covered loans	148	177	—	—	—
Past due loans still accruing (90 days or more):
Commercial	—	322	358	79	1,754
Commercial real estate	—	236	279	—	72
Residential real estate	35	66	—	—	—
Consumer	189	438	473	493	1,675
Covered loans (5)	14	15	2,338	—	—

Total past due loans	238	1,077	3,448	572	3,501
Other real estate owned	7,562	11,179	7,119	5,591	8,149
Other real estate owned, covered (5)	13,670	26,137	30,443	—	—

Total under-performing assets	$165,656	$302,643	$340,543	$77,108	$78,666

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$159,783	$233,445	$204,120	$174,341	$157,063
Classified loans, covered (5)	35,500	121,977	200,221	—	—
Other classified assets (3)	43,861	59,202	106,880	105,572	161,160
Criticized loans	135,401	113,264	80,148	84,017	103,512
Criticized loans, covered (5)	8,421	9,344	23,034	—	—

Total criticized and classified assets	$382,966	$537,232	$614,403	$363,930	$421,735

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	2.84%	5.08%	6.28%	1.90%	1.75%
Under-performing assets/total loans and foreclosed properties (1)	3.25	5.78	7.09	2.06	2.05
Under-performing assets/total assets	1.73	3.17	3.96	1.06	0.98
Allowance for loan losses/ under-performing assets (4)	28.46	18.09	17.05	93.78	88.41
Allowance for loan losses/nonaccrual loans (6)	36.71	21.53	19.47	101.92	103.78
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.31	3.31	2.82	1.90	1.75
Under-performing assets/total loans and foreclosed properties (1)	2.46	3.55	3.01	2.06	2.05
Under-performing assets/total assets	1.25	1.80	1.45	1.06	0.98
Allowance for loan losses/ under-performing assets (4)	34.78	28.55	45.74	93.78	88.41
Allowance for loan losses/nonaccrual loans (6)	43.19	32.61	49.53	101.92	103.78

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 4 pooled trust preferred securities, 3 non-agency mortgage-backed securities and 4 corporate securities at December 31, 2013.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At December 31, 2013, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $38.3 million, $156.8 million and $201.3 million for 2013, 2012 and 2011, respectively, of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans decreased $125.9 million from December 31, 2012 to December 31, 2013 primarily as a result of a decrease in our acquired covered nonaccrual loans. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. Because the acquired loans from Monroe Bancorp, Integra, IBT and the Bank of America branches were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 43.19% at December 31, 2013, compared to 32.61% at December 31, 2012 and 49.53% at December 31, 2011. Included in nonaccrual loans at December 31, 2013, December 31, 2012 and December 31, 2011 were $38.3 million, $156.8 million and $201.3 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Interest income of approximately $5.9 million and $6.0 million would have been recorded on nonaccrual and renegotiated loans outstanding at December 31, 2013 and 2012, respectively, if such loans had been accruing interest throughout the year in accordance with their original terms. Excluding purchased credit impaired loans accounted for under ASC 310-30, the amount of interest income actually recorded on nonaccrual and renegotiated loans was $1.6 million and $1.7 million in 2013 and 2012, respectively. We had $33.1 million of renegotiated loans which are included in nonaccrual loans at December 31, 2013 and $22.1 million of renegotiated loans which were included in nonaccrual loans at December 31, 2012.

Criticized and classified assets decreased $154.3 million from December 31, 2012 to December 31, 2013, primarily as a result of decreases in covered criticized and classified assets and other classified assets. Other classified assets include investment securities that fell below investment grade rating.

OREO decreased $16.1 million from December 31, 2012 to December 31, 2013, primarily as a result of a decrease in our covered OREO due to sales out-pacing foreclosures.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the twelve months ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a troubled debt restructuring are typically placed on nonaccrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If we are unable to resolve a nonperforming loan issue the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is our policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

For commercial and industrial troubled debt restructurings, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed fair value. To determine the fair value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loan’s original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

For consumer and residential troubled debt restructurings, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original effective interest rate of the loan as a discount rate.

At December 31, 2013, our troubled debt restructurings consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the troubled debt restructurings at December 31, 2013 were included with nonaccrual loans. As of December 31, 2013, Old National has allocated specific reserves of $2.1 million to commercial loans and $2.0 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2012, our troubled debt restructurings consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the troubled debt restructurings at December 31, 2012 were included with nonaccrual loans. As of December 31, 2012, Old National had allocated specific reserves of $3.7 million to commercial loans and $2.5 million to commercial real estate loans for loans that had been modified in troubled debt restructurings.

The terms of certain other loans were modified during the twelve months ended December 31, 2013 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2013, it has not been necessary to remove any loans from PCI accounting.

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

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The allowance is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, historical loss experience, and assessments of the impact of current economic conditions on the portfolio.

The activity in our allowance for loan losses is as follows:

ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)	2013	2012	2011	2010	2009
Balance, January 1	$54,763	$58,060	$72,309	$69,548	$67,087
Loans charged-off:
Commercial	3,810	7,636	10,300	11,967	36,682
Commercial real estate	5,427	4,386	12,319	10,196	21,886
Residential real estate	1,487	2,204	1,945	2,296	1,315
Consumer credit	6,279	8,094	10,335	16,848	18,156
Write-downs on loans transferred to held for sale	—	—	—	—	572

Total charge-offs	17,003	22,320	34,899	41,307	78,611

Recoveries on charged-off loans:
Commercial	4,098	5,166	4,330	5,060	4,865
Commercial real estate	2,963	5,104	2,302	2,041	7,458
Residential real estate	310	464	319	172	135
Consumer credit	4,333	3,259	6,226	6,014	5,334

Total recoveries	11,704	13,993	13,177	13,287	17,792

Net charge-offs	5,299	8,327	21,722	28,020	60,819
Provision charged to expense	(2,319)	5,030	7,473	30,781	63,280

Balance, December 31	$47,145	$54,763	$58,060	$72,309	$69,548

Average loans for the year (1)	$5,135,139	$4,857,522	$4,440,467	$3,722,861	$4,330,247
Asset Quality Ratios:
Allowance/year-end loans (1)	0.93%	1.05%	1.22%	1.93%	1.81%
Allowance/average loans (1)	0.92	1.13	1.31	1.94	1.61
Net charge-offs/average loans (2)	0.10	0.17	0.49	0.75	1.40

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Net charge-offs include write-downs on loans transferred to held for sale.

The allowance for loan losses declined $7.6 million, or 13.9%, from December 31, 2012 to December 31, 2013. The lower allowance for loan losses and provision expense were attributable to the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) recoveries associated with our purchased credit impaired loans accounted for under ASC310-30, (3) the continuing trend in improved credit quality, and (4) a decrease in our commercial real estate loan balances (which carry higher loss rates than other loan categories) in conjunction with improving average asset quality ratings on the remaining commercial real estate loans in our portfolio.

Net charge-offs totaled $5.3 million in 2013 and $8.3 million in 2012. There were no industry segments representing a significant share of total net charge-offs. Net charge-offs to average loans declined to 0.10% for 2013 compared to 0.17% for 2012. The allowance to average loans, which ranged from 0.92% to 1.94% for the last five years, was 0.92% at December 31, 2013. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of additional sales of troubled and non-performing loans, which could result in additional write-downs to the allowance for loan losses.

Because the acquired loans from Monroe Bancorp, Integra, IBT and the Bank of America branches were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through December 31, 2013, $2.5 million and $5.5 million had been reserved for these purchased credits from Monroe Bancorp and Integra, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,427,468	$45,837	$76,685	$6,257	$134,890	$337,566	$17,116	$37,145
Remaining purchase discount	—	—	5,408	443	89,536	21,367	3,115	26,235
Allowance, January 1, 2013	36,400	8,370	—	—	5,716	51	(78)	4,304
Charge-offs	(6,253)	(4,134)	(714)	(250)	(1,094)	(931)	(2,657)	(970)
Recoveries	4,173	4,218	20	28	156	506	1,376	1,227
Provision expense	(3,494)	(108)	2,246	222	(926)	374	1,359	(1,992)

Allowance, December 31, 2013	$30,826	$8,346	$1,552	$—	$3,852	$—	$—	$2,569

We also maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $2.7 million reserve for unfunded loan commitments at December 31, 2013 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $4.0 million at December 31, 2012. The lower reserve is the result of lower loss rates and fluctuation in line usage.

The following table details the allowance for loan losses by loan category and the percent of loans in each category compared to total loans at December 31.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY CATEGORY OF LOANS
AND THE PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$15,013	27.0%	$14,642	25.7%	$19,959	25.5%	$26,204	32.3%	$26,869	33.6%
Commercial real estate	19,031	22.8	26,391	24.2	26,862	22.4	32,654	25.2	27,138	27.7
Residential real estate	3,123	26.8	3,677	25.5	3,516	20.9	2,309	17.8	1,688	10.5
Consumer credit	4,574	19.1	4,337	17.4	6,780	18.1	11,142	24.7	13,853	28.2
Covered loans	5,404	4.3	5,716	7.2	943	13.1	—	—	—	—

Total	$47,145	100.0%	$54,763	100.0%	$58,060	100.0%	$72,309	100.0%	$69,548	100.0%

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

A key element in our ongoing process is to measure and monitor interest rate risk using a Net Interest Income at Risk simulation to model the interest rate sensitivity of the balance sheet and to quantify the impact of changing interest rates on Old National. The model quantifies the effects of various possible interest rate scenarios on projected net interest income over a one-year and a two-year cumulative horizon. The model assumes a semi-static balance sheet and measures the impact on net interest income relative to a base case scenario of hypothetical changes in interest rates over 24 months. The scenarios include prepayment assumptions, changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates in order to capture the impact from re-pricing, yield curve, option, and basis risks.

Our December 31, 2013 simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, December 31, 2013
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.25%	3.35%	3.58%	3.49%	3.88%	4.79%	6.10%	6.80%	6.93%
+ 2.00%	2.25%	2.35%	2.58%	2.49%	2.88%	3.79%	5.10%	5.80%	5.93%
+ 1.00%	1.25%	1.35%	1.58%	1.49%	1.88%	2.79%	4.10%	4.80%	4.93%
Yield Curve at 12/31	0.25%	0.35%	0.58%	0.49%	0.88%	1.79%	3.10%	3.80%	3.93%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.25%	1.35%	1.58%	1.49%	0.88%	1.79%	3.10%	3.80%	3.93%
Long end	0.25%	1.35%	0.84%	0.49%	0.88%	1.79%	2.10%	2.80%	2.93%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	0.88%	1.79%	3.10%	3.80%	3.93%
Long end	0.31%	0.51%	0.84%	0.39%	0.50%	0.86%	2.84%	3.61%	3.80%

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

	Changes in Net Interest Income
	One Year Horizon
	12/31/2013			12/31/2012
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	231,385	(30,443)	-11.63%	243,859	(18,361)	-7.00%
+ 2.00%	243,569	(18,259)	-6.97%	252,653	(9,567)	-3.65%
+ 1.00%	256,297	(5,531)	-2.11%	261,770	(451)	-0.17%
Yield Curve at 12/31	261,828	—	0.00%	262,220	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	255,357	(6,471)	-2.47%	256,099	(6,121)	-2.33%
Long end	259,997	(1,831)	-0.70%	258,273	(3,947)	-1.51%
100 bp steepening of curve
Short end	259,924	(1,904)	-0.73%	260,493	(1,727)	-0.66%
Long end	263,511	1,683	0.64%	265,748	3,528	1.35%

	Changes in Net Interest Income
	Two Year Cumulative Horizon
	12/31/2013			12/31/2012
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	483,788	(35,622)	-6.86%	502,180	(15,156)	-2.93%
+ 2.00%	502,076	(17,334)	-3.34%	516,920	(416)	-0.08%
+ 1.00%	518,258	(1,152)	-0.22%	527,570	10,234	1.98%
Yield Curve at 12/31	519,410	—	0.00%	517,336	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	514,569	(4,840)	-0.93%	510,702	(6,634)	-1.28%
Long end	513,089	(6,320)	-1.22%	504,763	(12,573)	-2.43%
100 bp steepening of curve
Short end	511,978	(7,431)	-1.43%	512,084	(5,252)	-1.02%
Long end	524,706	5,296	1.02%	528,747	11,411	2.21%

At December 31, 2013, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will decrease our net interest income by $5.5 million (-2.11%) over a one year horizon compared to our base case scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $18.2 million (-6.97%) and $30.4 million (-11.63%), respectively. Over a two-year horizon, an immediate increase in rates of 1.00% will decrease our net interest income by $1.2 million (-0.22%). For the up 2.00% scenario, net interest income decreases by $17.3 million (-3.34%) and, in an up 3.00% scenario, net interest income decreases $35.6 million (-6.86%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

From December 31, 2012 to December 31, 2013, our net interest income results were primarily impacted by an asset mix change resulting in lower floating rate balances and a repositioning of the investment portfolio. Throughout the year, the liability mix reflected a migration to lower cost deposit products and floating rate liabilities. Finally, since early May 2013 interest rates have increased causing a steepening of the yield curve resulting in greater sensitivity to higher absolute rates.

In addition to reporting our interest rate sensitivity assuming an instantaneous shift in rates of 1.00%, 2.00% and 3.00% across the interest rate curve, we have included the following modeling scenarios; short-end flattening, long-end flattening, short-end steepening, and long-end steepening. The shape of the yield curve can have a significant impact on our net interest income as the above table illustrates. A long-end flattening of the yield curve means that rates on the short-end of the curve remain stationary while long-end rates decline by 1.00%. Our modeling projects in this scenario that our net interest income would decline by $6.3 million (-1.22%) over a two year horizon. This is caused by longer term assets re-pricing at lower rates, while pricing on deposits, which are more closely tied to short-term rates, remains static. By contrast, in a long-end steepening scenario, short-term rates remain constant while rates on the long-end increase by 1.00%. In this scenario, our net interest income is projected to increase by $5.3 million (1.02%) over a two year horizon, since assets re-price at higher rates while rates on our deposits remain constant. This long-end steepening scenario most closely resembles the recent movement in interest rates since early May 2013.

Old National also has longer term interest rate risk exposure, which may not be appropriately measured by Net Interest Income at Risk modeling. We use Economic Value of Equity (“EVE”) sensitivity analysis to evaluate the impact of long term cash flows on earnings and capital. EVE modeling involves discounting present values of all cash flows under different interest rate scenarios. The discounted present value of all cash flows represents our economic value of equity. The amount of base case economic value and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet. EVE simulation results are shown below, relative to base case.

	Economic Value of Equity
	12/31/2013			12/31/2012
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+3.00%	1,053	(288)	-21.48%	722	52	7.84%
+2.00%	1,123	(218)	-16.27%	762	92	13.81%
+1.00%	1,265	(76)	-5.65%	774	105	15.62%
Yield Curve	1,341	—	0.00%	669	—	0.00%
-1.00%	NA	NA	NA	NA	NA	NA

At December 31, 2013, Old National’s EVE scenarios indicate negative changes to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. These changes in EVE modeling results were driven primarily the absolute higher level of interest rates year over year and the changes in mix of the balance sheet noted earlier. Modeling results at December 31, 2013, indicate that we remain within our acceptable risk tolerance levels.

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

Old National took several actions in anticipation of further increases in interest rates. We entered in to eight forward starting pay-fixed interest rate swaps against variable-rate Home Loan Bank advances. We also sold approximately $97 million in longer term, fixed rate residential real estate mortgages. Finally, $370 million of longer duration bonds were transferred from the available for sale portfolio to the held to maturity portfolio, lessening the impact to our tangible equity capital in a rising rate environment.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had a total estimated fair value gain of $2.36 million at December 31, 2013, compared to an estimated fair value gain of $6.5 million at December 31, 2012. In addition, the notional amount of derivatives increased by $357 million from December 31, 2012. See Note 19 to the consolidated financial statements for further discussion of derivative financial instruments.

Liquidity Risk

Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The Funds Management Committee establishes liquidity risk guidelines and, along with the Balance Sheet Management Committee, monitors liquidity risk. The objective of liquidity management is to ensure we have the ability to fund balance sheet growth and meet deposit and debt obligations in a timely and cost-effective manner. Management monitors liquidity through a regular review of asset and liability maturities, funding sources, and loan and deposit forecasts. We maintain strategic and contingency liquidity plans to ensure sufficient available funding to satisfy requirements for balance sheet growth, properly manage capital markets’ funding sources and to address unexpected liquidity requirements.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for December 31, 2013.

Time Deposit Maturity Schedule December 31, 2013
Maturity Bucket	Amount (000s)	Rate
2014	$587,412	0.60%
2015	182,542	1.63%
2016	145,331	3.03%
2017	37,575	1.01%
2018	35,681	1.23%
2019 and beyond	29,434	1.79%

Total	$1,017,975	1.20%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service downgraded Old National Bank’s Long Term Rating from A1 to A2 and changed its outlook from Negative to Stable on November 1, 2011. Old National Bank’s Short Term Rating was unchanged.

•	Dominion Bond Rating Services (DBRS) confirmed our ratings and stable outlook on November 11, 2013. Subsequent to the confirmation, DBRS withdrew the ratings at its own discretion.

•	Fitch Rating Service affirmed and withdrew its long-term and short-term ratings for both Old National Bancorp and Old National Bank on January 18, 2013, citing that Old National’s ratings are no longer relevant to Fitch’s rating coverage.

The senior debt ratings of Old National and Old National Bank at December 31, 2013, are shown in the following table.

SENIOR DEBT RATINGS

Moody’s Investor Service
	Long term	Short term
Old National Bancorp	N/A	N/A
Old National Bank	A2	P-1

N/A	= not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of December 31, 2013, Old National and its subsidiaries had the following availability of liquid funds and borrowings.

(dollars in thousands)	Parent Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$75,637	$131,086
Unencumbered government-issued debt securities	—	1,197,625
Unencumbered investment grade municipal securities	—	678,393
Unencumbered corporate securities	—	125,654
Unencumbered other securities	—	1,164
Availability of borrowings:		—
Amount available from Federal Reserve discount window*	—	467,991
Amount available from Federal Home Loan Bank Indianapolis*	—	706,447
Amount available under other credit facilities	—	—

Total available funds	$75,637	$3,308,360

*	Based on collateral pledged

The Parent Company (Old National) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the SEC permitting ready access to the public debt and equity markets. At December 31, 2013, the Parent Company’s other borrowings outstanding were $28.0 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2013 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.271 billion and standby letters of credit of $62.0 million at December 31, 2013. At December 31, 2013, approximately $1.205 billion of the loan commitments had fixed rates and $66 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.0 million at December 31, 2013.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

The following table presents our significant fixed and determinable contractual obligations and significant commitments at December 31, 2013. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENT LIABILITIES

		Payments Due In
	Note	One Year	One to	Three to	Over
(dollars in thousands)	Reference	or Less	Three Years	Five Years	Five Years	Total
Deposits without stated maturity		$6,192,928	$—	$—	$—	$6,192,928
IRAs, consumer and brokered certificates of deposit	10	587,412	327,873	73,256	29,434	1,017,975
Short-term borrowings	11	462,332	—	—	—	462,332
Other borrowings	12	175,757	117,458	91,713	171,460	556,388
Fixed interest payments (a)		6,318	11,980	7,722	19,237	45,257
Operating leases	20	31,365	61,642	60,233	234,255	387,495
Other long-term liabilities (b)		600	—	—	—	600

(a)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.15% to 8.34%. All of our other long-term debt is at Libor based variable rates at December 31, 2013. The projected variable interest assumes no increase in Libor rates from December 31, 2013.
(b)	Amount expected to be contributed to the pension plans in 2014. Amounts for 2015 and beyond are unknown at this time.

We rent certain premises and equipment under operating leases. See Note 20 to the consolidated financial statements for additional information on long-term lease arrangements.

We are party to various derivative contracts as a means to manage the balance sheet and our related exposure to changes in interest rates, to manage our residential real estate loan origination and sale activity, and to provide derivative contracts to our clients. Since the derivative liabilities recorded on the balance sheet change frequently and do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Note 19 to the consolidated financial statements.

In the normal course of business, various legal actions and proceedings are pending against us and our affiliates which are incidental to the business in which they are engaged. Further discussion of contingent liabilities is included in Note 20 to the consolidated financial statements.

In addition, liabilities recorded under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) are not included in the table because the amount and timing of any cash payments cannot be reasonably estimated. Further discussion of income taxes and liabilities recorded under FASB ASC 740-10 is included in Note 13 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.

The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with our Audit Committee.

Goodwill and Intangibles

•	Description. For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350 (SFAS No. 142 Goodwill and Other Intangible Assets), goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

•	Judgments and Uncertainties. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting our financials as a whole and the individual lines of business in which the goodwill or intangibles reside.

Acquired Impaired Loans

•	Description. Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses. Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. In recording the acquisition date fair values of acquired impaired loans, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

•	Judgments and Uncertainties. These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans as well as the carrying value of any associated indemnification assets, as the FDIC will reimburse usfor losses incurred on certain acquired loans, but the shared-loss agreements may not fully offset the financial effects of such a situation.

FDIC Indemnification Asset

•	Description. The FDIC Indemnification Asset results from the loss share agreement associated with our FDIC-assisted acquisition of Integra in 2011. This asset is measured separately from the related covered assets (loans and OREO) as it is not contractually embedded in those assets and is not transferable should we choose to dispose of the covered assets. The FDIC indemnification asset represents the discounted amount of estimated reimbursable losses from the FDIC for losses on covered assets. Pursuant to the terms of the loss sharing agreements, covered assets are subject to stated loss thresholds whereby the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. The loss sharing agreements provide for five years of coverage on non-single family loans and ten years of coverage on single family loans. Recoveries associated with non-single family loans are shared with the FDIC for three years beyond the loss share coverage period. The FDIC indemnification asset was recorded at its estimated fair value at the time of the FDIC-assisted transaction. The fair value was estimated using the projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC.

Accounting for the FDIC indemnification asset is closely related to the accounting for the underlying indemnified assets. We re-estimate the expected indemnification asset cash flows in conjunction with the periodic re-estimation of cash flows on covered loans accounted for under ASC Topic 310-30 and ASC Topic 310-20. Improvements in the credit quality or cash flow expectations of covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification asset, with such decreases being amortized into income over (1) the remaining life of the loans or (2) the life of the loss share agreements, whichever is shorter. Declines in cash flow expectations on covered loans generally result in an increase in expected indemnification cash flows and are reflected as both FDIC loss sharing income and an increase to the indemnification asset.

•	Judgments and Uncertainties. The cash flow evaluations are inherently subjective as they require management to make estimates about the amount and timing of expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of the indemnification asset. The estimated timing of our expected losses may be wrong and fall outside our coverage period resulting in impairment of our indemnification asset.

Allowance for Loan Losses

•	Description. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, pools of homogeneous loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience. The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance. Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance. In either instance, unanticipated changes could have a significant impact on results of operations.

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

Management’s analysis of probable losses in the portfolio at December 31, 2013, resulted in a range for allowance for loan losses of $13.2 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.2 million and an increase of $6.4 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

Derivative Financial Instruments

•	Description. As part of our overall interest rate risk management, we use derivative instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items. To the extent hedging relationships are found to be effective, as determined by FASB ASC 815 (SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities) (“ASC Topic 815”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. All of the derivative financial instruments we use have an active market and indications of fair value can be readily obtained. We are not using the “short-cut” method of accounting for any fair value derivatives.

•	Judgments and Uncertainties. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings and measurement of changes in the fair value of derivative financial instruments and hedged items.

•	Effect if Actual Results Differ From Assumptions. To the extent hedging relationships are found to be effective, as determined by ASC Topic 815, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income. However, if in the future the derivative financial instruments used by us no longer qualify for hedge accounting treatment, all changes in fair value of the derivative would flow through the consolidated statements of income in other noninterest income, resulting in greater volatility in our earnings.

Income Taxes

•	Description. We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. FASB ASC 740-10 (FIN 48) prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 13 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

•	Judgments and Uncertainties. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

•	Effect if Actual Results Differ From Assumptions. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

Valuation of Securities

•	Description. The fair value of our securities is determined with reference to price estimates. In the absence of observable market inputs related to items such as cash flow assumptions or adjustments to market rates, management judgment is used. Different judgments and assumptions used in pricing could result in different estimates of value.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee and the Audit Committee has reviewed our disclosure relating to it in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 52 of this Form 10-K is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is responsible for the preparation of the financial statements and related financial information appearing in this annual report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States and include some amounts which are estimates based upon currently available information and management’s judgment of current conditions and circumstances. Financial information throughout this annual report on Form 10-K is consistent with that in the financial statements.

Management maintains a system of internal accounting controls which is believed to provide, in all material respects, reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and recorded, and the financial records are reliable for preparing financial statements and maintaining accountability for assets. In addition, Old National has a Code of Business Conduct and Ethics, a Senior Financial and Executive Officer Code of Ethics and Corporate Governance Guidelines that outline high levels of ethical business standards. We also had a third party perform an independent validation of our ethics program. Old National has also appointed a Chief Ethics Officer. All systems of internal accounting controls are based on management’s judgment that the cost of controls should not exceed the benefits to be achieved and that no system can provide absolute assurance that control objectives are achieved. Management believes Old National’s system provides the appropriate balance between cost of controls and the related benefits.

In order to monitor compliance with this system of controls, Old National maintains an extensive internal audit program. Internal audit reports are issued to appropriate officers and significant audit exceptions, if any, are reviewed with management and the Audit Committee.

The Board of Directors, through an Audit Committee comprised solely of independent outside directors, oversees management’s discharge of its financial reporting responsibilities. The Audit Committee meets regularly with Old National’s independent registered public accounting firm, Crowe Horwath LLP, and the managers of internal audit and loan review. During these meetings, the committee meets privately with the independent registered public accounting firm as well as with internal audit and loan review personnel to review accounting, auditing, loan and financial reporting matters. The appointment of the independent registered public accounting firm is made by the Audit Committee.

The consolidated financial statements in this annual report on Form 10-K have been audited by Crowe Horwath LLP, for the purpose of determining that the consolidated financial statements are presented fairly, in all material respects in conformity with accounting principles generally accepted in the United States. Crowe Horwath LLP’s report on the financial statements follows.

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

Old National’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment Old National has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. Old National’s independent registered public accounting firm has audited the effectiveness of Old National’s internal control over financial reporting as of December 31, 2013 as stated in their report which follows.

Crowe Horwath LLP

Independent Member Crowe Horwath International

Board of Directors and Shareholders

Old National Bancorp

Evansville, Indiana

We have audited the accompanying consolidated balance sheets of Old National Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Old National Bancorp’s internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Old National Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old National Bancorp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Old National Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 in Internal Control—Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana

February 25, 2014

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars and shares in thousands, except per share data)	2013	2012
Assets
Cash and due from banks	$190,606	$218,276
Money market and other interest-earning investments	16,117	45,784

Total cash and cash equivalents	206,723	264,060
Trading securities—at fair value	3,566	3,097
Securities—available-for-sale, at fair value	2,372,201	2,500,784
Securities—held-to-maturity, at amortized cost (fair value $780,758 and $433,201 respectively)	762,734	402,828
Federal Home Loan Bank stock, at cost	40,584	37,927
Residential loans held for sale, at fair value	7,705	12,591
Loans, net of unearned income	4,865,132	4,824,261
Covered loans, net of discount	217,832	372,333

Total loans	5,082,964	5,196,594
Allowance for loan losses	(41,741)	(49,047)
Allowance for loan losses—covered loans	(5,404)	(5,716)

Net loans	5,035,819	5,141,831

FDIC indemnification asset	88,513	116,624
Premises and equipment, net	108,306	89,868
Accrued interest receivable	50,205	46,979
Goodwill	352,729	338,820
Other intangible assets	25,957	29,220
Company-owned life insurance	275,121	270,629
Other real estate owned and repossessed personal property	7,562	11,179
Other real estate owned—covered	13,670	26,137
Assets held for sale	9,056	15,047
Other assets	221,293	236,002

Total assets	$9,581,744	$9,543,623

Liabilities
Deposits:
Noninterest-bearing demand	$2,026,490	$2,007,770
Interest-bearing:
NOW	1,775,938	1,827,665
Savings	1,941,652	1,869,377
Money market	448,848	292,860
Time	1,017,975	1,281,281

Total deposits	7,210,903	7,278,953

Short-term borrowings	462,332	589,815
Other borrowings	556,388	237,493
Accrued expenses and other liabilities	189,481	242,797

Total liabilities	8,419,104	8,349,058

Commitments and contingencies (Note 19)
Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $1.00 per share stated value, 150,000 shares authorized, 99,859 and 101,179 shares issued and outstanding, respectively	99,859	101,179
Capital surplus	900,254	916,918
Retained earnings	206,993	146,667
Accumulated other comprehensive income (loss), net of tax	(44,466)	29,801

Total shareholders’ equity	1,162,640	1,194,565

Total liabilities and shareholders’ equity	$9,581,744	$9,543,623

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars and shares in thousands, except per share data)	2013	2012	2011
Interest Income
Loans including fees:
Taxable	$252,499	$257,176	$228,480
Nontaxable	9,411	8,858	9,419
Investment securities, available-for-sale:
Taxable	44,486	44,059	51,682
Nontaxable	14,453	15,722	13,571
Investment securities, held-to-maturity:
Taxable	15,885	18,830	23,079
Nontaxable	5,038	—	—
Money market and other interest-earning investments	38	54	362

Total interest income	341,810	344,699	326,593

Interest Expense
Deposits	18,124	27,042	35,911
Short-term borrowings	641	539	550
Other borrowings	5,621	8,361	17,259

Total interest expense	24,386	35,942	53,720

Net interest income	317,424	308,757	272,873
Provision for loan losses	(2,319)	5,030	7,473

Net interest income after provision for loan losses	319,743	303,727	265,400

Noninterest Income
Wealth management fees	23,493	21,549	20,460
Service charges on deposit accounts	49,562	51,483	51,862
Debit card and ATM fees	25,019	24,006	25,199
Mortgage banking revenue	4,420	3,742	3,250
Insurance premiums and commissions	38,483	37,103	36,957
Investment product fees	16,018	12,714	11,068
Company-owned life insurance	7,454	6,452	5,322
Net securities gains	4,341	15,052	8,691
Total other-than-temporary impairment losses	(1,000)	(1,414)	(3,252)
Loss recognized in other comprehensive income	—	—	1,843

Impairment losses recognized in earnings	(1,000)	(1,414)	(1,409)
Gain on derivatives	176	820	974
Recognition of deferred gain on sale leaseback transactions	6,476	6,423	7,864
Gain on branch divestitures—deposit premium	2,894	—	—
Change in FDIC indemnification asset	(9,288)	(3,375)	426
Other income	16,710	15,261	12,219

Total noninterest income	184,758	189,816	182,883

Noninterest Expense
Salaries and employee benefits	202,435	193,874	189,539
Occupancy	48,360	50,929	51,054
Equipment	11,879	11,744	11,720
Marketing	7,212	7,451	5,990
Data processing	21,608	22,014	22,971
Communication	10,521	10,939	10,406
Professional fees	11,948	12,030	14,959
Loan expense	6,972	7,037	4,734
Supplies	2,361	2,719	3,762
FDIC assessment	5,097	5,991	7,523
Other real estate owned expense	4,129	17,136	1,992
Amortization of intangibles	8,162	7,941	8,829
Other expense	21,300	15,953	15,042

Total noninterest expense	361,984	365,758	348,521

Income before income taxes	142,517	127,785	99,762
Income tax expense	41,597	36,110	27,302

Net income	$100,920	$91,675	$72,460

Net income per common share:
Basic earnings per share	$1.00	$0.95	$0.76
Diluted earnings per share	1.00	0.95	0.76

Weighted average number of common shares outstanding
Basic	100,712	96,440	94,467
Diluted	101,198	96,833	94,772

Dividends per common share	$0.40	$0.36	$0.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Net income	$100,920	$91,675	$72,460
Other comprehensive income
Change in securities available-for-sale:
Unrealized holding gains for the period	(125,761)	37,178	43,221
Reclassification for securities transferred to held-to-maturity	31,005	—	—
Reclassification adjustment for securities gains realized in income	(4,341)	(15,052)	(8,691)
Other-than-temporary-impairment on available-for-sale debt securities recorded in other comprehensive income	—	—	(1,843)
Other-than-temporary-impairment on available-for-sale debt securities associated with credit loss realized in income	1,000	1,414	1,409
Income tax effect	37,935	(9,099)	(13,273)

Unrealized gains on available-for-sale securities	(60,162)	14,441	20,823
Change in securities held-to-maturity:
Adjustment for securities transferred to available-for-sale	—	(1,588)	—
Adjustment for securities transferred from available-for-sale	(31,005)	—	—
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	225	(870)	(1,535)
Income tax effect	10,744	982	613

Changes from securities held-to-maturity	(20,036)	(1,476)	(922)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(306)	(240)	(1,387)
Reclassification adjustment on cash flow hedges	—	—	216
Income tax effect	116	96	470

Changes from cash flow hedges	(190)	(144)	(701)
Defined benefit pension plans:
Net loss, settlement cost and amortization of net (gain) loss recognized in income	10,337	3,294	(4,878)
Income tax effect	(4,216)	(1,318)	1,951

Changes from defined benefit pension plans	6,121	1,976	(2,927)

Other comprehensive income, net of tax	(74,267)	14,797	16,273

Comprehensive income	$26,653	$106,472	$88,733

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2011	$87,183	$748,873	$44,018	$(1,269)	$878,805
Net income	—	—	72,460	—	72,460
Other comprehensive income (loss)	—	—	—	16,273	16,273
Acquisition—Monroe Bancorp	7,575	82,495	—	—	90,070
Dividends—common stock	—	—	(26,513)	—	(26,513)
Common stock issued	22	200	—	—	222
Common stock repurchased	(145)	(1,381)	—	—	(1,526)
Stock based compensation expense	—	3,436	—	—	3,436
Stock activity under incentive comp plans	19	410	(100)	—	329

Balance, December 31, 2011	94,654	834,033	89,865	15,004	1,033,556
Net income	—	—	91,675	—	91,675
Other comprehensive income (loss)	—	—	—	14,797	14,797
Acquisition—Indiana Community Bancorp	6,626	81,871	—	—	88,497
Dividends—common stock	—	—	(34,657)	—	(34,657)
Common stock issued	21	233	—	—	254
Common stock repurchased	(326)	(3,664)	—	—	(3,990)
Stock based compensation expense	—	3,317	—	—	3,317
Stock activity under incentive comp plans	204	1,128	(216)	—	1,116

Balance, December 31, 2012	101,179	916,918	146,667	29,801	1,194,565
Net income	—	—	100,920	—	100,920
Other comprehensive income (loss)	—	—	—	(74,267)	(74,267)
Dividends—common stock	—	—	(40,278)	—	(40,278)
Common stock issued	22	268	—	—	290
Common stock repurchased	(1,728)	(22,564)	—	—	(24,292)
Stock based compensation expense	—	3,958	—	—	3,958
Stock activity under incentive comp plans	386	1,674	(316)	—	1,744

Balance, December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$100,920	$91,675	$72,460

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,227	11,306	9,674
Amortization and impairment of other intangible assets	8,162	7,941	8,829
Net premium amortization on investment securities	16,573	13,816	12,135
(Increase) decrease in FDIC indemnification asset	28,111	51,976	(1,592)
Stock compensation expense	3,958	3,317	3,436
Provision expense (income) for loan losses	(2,319)	5,030	7,473
Net securities gains	(4,341)	(15,052)	(8,691)
Impairment on available-for-sale securities	1,000	1,414	1,409
Recognition of deferred gain on sale leaseback transactions	(6,476)	(6,423)	(7,864)
Gain on derivatives	(176)	(820)	(974)
Gain on branch divestitures	(2,894)	—	—
Net gains on sales and write-downs of loans and other assets	(3,331)	(1,547)	(2,677)
Loss on retirement of debt	993	1,949	789
Increase in cash surrender value of company-owned life insurance	(4,492)	(6,103)	(5,295)
Residential real estate loans originated for sale	(143,387)	(86,665)	(84,303)
Proceeds from sale of residential real estate loans	152,225	83,912	93,757
(Increase) decrease in interest receivable	(3,222)	(13)	4,725
Decrease in other real estate owned	16,084	6,356	11,156
(Increase) decrease in other assets	(14,927)	(33,149)	16,363
Increase (decrease) in accrued expenses and other liabilities	11,723	(14,630)	12,276

Total adjustments	64,491	22,615	70,626

Net cash flows provided by operating activities	165,411	114,290	143,086

Cash Flows From Investing Activities
Cash and cash equivalents of acquired banks and branches	530,000	78,540	398,558
Payments related to branch divestitures	(168,268)	—	(106,392)
Cash paid in bank and trust assets	—	—	(152,565)
Purchases of investment securities available-for-sale	(1,231,117)	(1,031,124)	(550,934)
Purchases of investment securities held-to-maturity	(31,841)	—	—
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	632,614	591,735	521,553
Proceeds from sale of trading securities	—	—	1,078
Proceeds from sales of investment securities available-for-sale	231,806	227,566	545,995
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	25,208	31,507	154,675
Proceeds from redemption of Federal Home Loan Bank stock	—	—	18,622
Purchase of Federal Home Loan Bank stock	(2,657)	—	—
Proceeds from sale of loans and leases	114,527	2,355	5,364
Reimbursement under FDIC loss share agreements	19,527	48,223	660
Net principal collected from (loans made to) loan customers	(3,622)	54,720	180,358
Proceeds from sale of premises and equipment and other assets	3,394	3,498	487
Purchases of premises and equipment and other assets	(18,617)	(18,712)	(11,486)

Net cash flows provided by (used in) investing activities	100,954	(11,692)	1,005,973

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	(454,837)	(117,663)	(841,885)
Short-term borrowings	(127,483)	164,965	56,434
Payments for maturities on other borrowings	(2,521)	(3,087)	(153,383)
Payments related to retirement of debt	(50,993)	(67,949)	(211,228)
Proceeds from issuance of other borrowings	375,000	—	—
Cash dividends paid on common stock	(40,278)	(34,657)	(26,513)
Common stock repurchased	(24,292)	(3,990)	(1,526)
Proceeds from exercise of stock options, including tax benefit	1,412	717	140
Common stock issued	290	254	222

Net cash flows used in financing activities	(323,702)	(61,410)	(1,177,739)

Net increase (decrease) in cash and cash equivalents	(57,337)	41,188	(28,680)
Cash and cash equivalents at beginning of period	264,060	222,872	251,552

Cash and cash equivalents at end of period	$206,723	$264,060	$222,872

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

Old National Bancorp, a financial holding company headquartered in Evansville, Indiana, operates primarily in Indiana, southeast Illinois, western Kentucky, and southwest Michigan. Its principal subsidiaries include Old National Bank, ONB Insurance Group, Inc., and American National Trust & Investment Management Corp. Through its bank and non-bank affiliates, Old National Bancorp provides to its clients an array of financial services including loan, deposit, wealth management, investment consulting, investment and insurance products.

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, FDIC indemnification asset, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013, 2012 and 2011.

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

Other-Than-Temporary- Impairment – Management evaluates securities for other-than-temporary-impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer including an evaluation of credit ratings, (3) whether the market decline was affected by macroeconomic conditions, (4) the intent of Old National to sell a security, and (5) whether it is more likely than not Old National will have to sell the security before recovery of its cost basis. If Old National intends to sell an impaired security, Old National records an other-than-temporary loss in an amount equal to the entire difference between fair value and amortized cost. If a security is determined to be other-than-temporarily-impaired, but Old National does not intend to sell the security and it is not more likely than not that it will be required to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. See Note 4 to the consolidated financial statements for a detailed description of the quarterly evaluation process.

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

Acquired loans accounted for under ASC Topic 310-30 accrue interest, even though they may be contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or prospective yield adjustments.

It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position.

For all portfolio segments, the general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Old National over the most relevant three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Further information regarding Old National’s policies and methodology used to estimate the allowance for loan losses is presented in Note 6.

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

COMPANY OWNED LIFE INSURANCE

Old National has purchased life insurance policies on certain key executives. Old National records company owned life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The amount of company owned life insurance at December 31, 2013 and 2012 was $275.1 million and $270.6 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

As part of Old National’s overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. All derivative instruments are recognized on the balance sheet at their fair value in accordance with ASC 815, as amended. At the inception of the derivative contract, Old National will designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For derivatives that are designated and qualify as a fair value hedge, the change in value of the derivative, as well as the offsetting change in value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in value on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, changes in fair value of derivatives that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting under ASC Topic 815 are also reported currently in earnings, in noninterest income.

The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, consistent with the item being hedged.

Old National formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Old National also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Old National discontinues hedge accounting prospectively when it is determined that (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; (2) the derivative expires, is sold, or terminated; (3) the derivative instrument is de-designated as a hedge because the forecasted transaction is no longer probable of occurring; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) or management otherwise determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

FORECLOSED ASSETS

Other assets include real estate properties acquired as a result of foreclosure and repossessed personal property and are initially recorded at the fair value of the property less estimated cost to sell. Any excess recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged to expense, as are the costs of operating the properties. The amount of foreclosed assets at December 31, 2013 and 2012 was $21.2 million and $37.3 million, respectively. Included in foreclosed assets at December 31, 2013 and 2012 is approximately $13.7 million and $26.1 million, respectively, of covered other real estate owned from the Integra acquisition (see discussion below regarding covered assets).

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

We purchase certain securities, generally U.S. government-sponsored entity and agency securities, under agreements to resell. The amounts advanced under these agreements represent short-term secured loans and are reflected as assets in the accompanying consolidated balance sheets. We also sell certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These secured borrowings are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short-term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.

COVERED ASSETS, LOSS SHARE AGREEMENTS AND INDEMNIFICATION ASSET

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the loss sharing agreements, the FDIC will reimburse Old National for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed Old National under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Loans were recorded at fair value in accordance with ASC Topic 805, Business Combinations. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the loss share agreements with the FDIC. These loans were aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. The fair value estimates associated with these pools of loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Because the FDIC will reimburse us for losses incurred on certain acquired loans, an indemnification asset (FDIC loss share receivable) is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. The carrying value of the indemnification asset at December 31, 2013 and 2012 was $88.5 million and $116.6 million, respectively. In October 2012, the FASB issued ASU No. 2012-06, which provides guidance for when there is a change in the cash flows expected to be collected on an indemnification asset. This update is consistent with our current accounting treatment of changes in expected cash flows and the indemnification asset.

The loss share agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in our expectation of credit quality of the loans or OREO would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Initial fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each year. Diluted net income per share is computed as above and assumes the conversion of outstanding stock options and restricted stock.

The following table reconciles basic and diluted net income per share for the years ended December 31.

EARNINGS PER SHARE RECONCILIATION

(dollars and shares in thousands, except per share data)	2013	2012	2011
Basic Earnings Per Share
Net income	$100,920	$91,675	$72,460
Weighted average common shares outstanding	100,712	96,440	94,467
Basic Earnings Per Share	$1.00	$0.95	$0.76

Diluted Earnings Per Share
Net income	$100,920	$91,675	$72,460
Weighted average common shares outstanding	100,712	96,440	94,467
Effect of dilutive securities:
Restricted stock (1)	455	379	285
Stock options (2)	31	14	20

Weighted average shares outstanding	101,198	96,833	94,772
Diluted Earnings Per Share	$1.00	$0.95	$0.76

(1)	0, 6 and 6 shares of restricted stock and restricted stock units were not included in the computation of net income per diluted share at December 31, 2013, 2012 and 2011, respectively, because the effect would be antidilutive.
(2)	Options to purchase 1,007 shares, 3,284 shares and 4,606 shares outstanding at December 31, 2013, 2012, and 2011, respectively, were not included in the computation of net income per diluted share because the exercise price of these options was greater than the average maket price of the common shares and, therefore, the effect would be antidilutive.

STOCK-BASED COMPENSATION

Compensation cost is recognized for stock options and restricted stock awards and units issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of our common stock at the date of grant is used for restricted stock awards. A third party provider is used to value certain restricted stock units where the performance measure is based on total shareholder return. Compensation expense is recognized over the requisite service period.

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

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We recognize interest and/or penalties related to income tax matters in income tax expense.

LOSS CONTINGENCIES

Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See Note 20 to the consolidated financial statements for further disclosure.

STATEMENT OF CASH FLOWS DATA

For the purpose of presentation in the accompanying consolidated statement of cash flows, cash and cash equivalents are defined as cash, due from banks, federal funds sold and resell agreements, and money market investments, which have maturities less than 90 days. Cash paid during 2013, 2012 and 2011 for interest was $25.8 million, $38.4 million and $59.5 million, respectively. Cash paid for income tax, net of refunds, was a payment of $11.8 million during 2013, a payment of $24.2 million during 2012 and a payment of $4.6 million during 2011, respectively. Other noncash transactions include loans transferred to loans held for sale of $102.8 million in 2013, $1.7 million in 2012 and $5.4 million in 2011, leases transferred to held for sale of $11.6 million in 2013, transfers of securities from the available-for-sale portfolio to the held-to-maturity portfolio of $357.8 million in 2013 and transfers of securities from the held-to-maturity portfolio to the available-for-sale portfolio of $46.1 million in 2012. Approximately 6.6 million shares of common stock, valued at approximately $88.5 million, were issued in the acquisition of Indiana Community Bancorp on September 15, 2012. Approximately 7.6 million shares of common stock, valued at approximately $90.1 million, were issued in the acquisition of Monroe Bancorp on January 1, 2011.

IMPACT OF ACCOUNTING CHANGES

FASB ASC 805 – In October 2012, the FASB issued an update (ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) impacting FASB ASC 805, Business Combinations. This update specifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This update became effective for interim and annual periods beginning on or after December 15, 2012, and is consistent with our accounting treatment of changes in expected cash flows and the indemnification asset and did not have a material impact on the consolidated financial statements.

FASB ASC 220 – In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update became effective for Old National for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the consolidated financial statements.

FASB ASC 405 – In February 2013, the FASB issued an update (ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date) impacting FASB ASC 405, Liabilities. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

FASB ASC 323 – In January 2014, the FASB issued an update (ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects) impacting FASB ASC 323, Investments – Equity Method and Joint Ventures. This update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and should be applied retrospectively. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 310 – In January 2014, the FASB issued an update (ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) impacting FASB ASC 310-40. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the property in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments also require disclosure of (1) the amount of foreclosed residential real estate property held by the creditor (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

Indiana Community Bancorp

On September 15, 2012, Old National acquired 100% of Indiana Community Bancorp (“IBT”) in an all stock transaction. IBT was headquartered in Columbus, Indiana and had 17 full-service banking centers serving the South Central Indiana area. The acquisition enhanced Old National’s position as the third largest branch network in Indiana and allowed Old National to enter into the vibrant, growing region of south central Indiana in a rapid and cost effective manner. We also believed opportunities to enhance income and improve efficiencies existed. Pursuant to the merger agreement, the shareholders of IBT received approximately 6.6 million shares of Old National stock valued at approximately $88.5 million.

Under the acquisition method of accounting, the total estimated purchase price is allocated to IBT’s net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. The purchase price for the IBT acquisition was allocated as follows (in thousands):

Cash and cash equivalents	$78,540
Investment securities - available for sale	147,710
Federal Home Loan Bank stock, at cost	7,092
Loans	497,434
Premises and equipment	13,345
Accrued interest receivable	2,165
Other real estate owned	6,111
Company-owned life insurance	15,833
Other assets	49,655
Deposits	(784,589)
Other borrowings	(15,464)
Accrued expenses and other liabilities	(18,564)

Net tangible assets acquired	(732)
Definite-lived intangible assets acquired	3,024
Goodwill	86,205

Purchase price	$88,497

Of the total purchase price, $0.7 million has been allocated to net tangible liabilities acquired and $3.0 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” and “Other” segments, as described in Note 24 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” and “Other” segments, as described in Note 24 of these consolidated financial statement footnotes.

	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$1.3	7
Trust customer relationship intangible	$1.7	12

Bank of America

On January 9, 2013, Old National announced that it had entered into a purchase and assumption agreement to acquire 24 bank branches of Bank of America. Four of the branches are located in northern Indiana and 20 branches are located in southwest Michigan. The Company paid a deposit premium of 2.94%. The acquisition has doubled Old National’s presence in the South Bend/Elkhart area and provided a logical market extension into southwest Michigan. The premium paid for our entrance into a new market drove the goodwill recorded in this transaction. The transaction closed on July 12, 2013.

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

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is approximately $3.5 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Banking” segment, as described in Note 24 of these consolidated financial statement footnotes. The goodwill recorded in the transaction will be deductible for tax purposes and is included in the “Banking” segment.

Pending Acquisitions

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. Tower is an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower has seven banking centers with approximately $691 million in assets and an additional $743 million in trust assets under management at December 31, 2013. The merger would strengthen Old National’s position as the third largest deposit holder in Indiana. Pursuant to the merger agreement, Tower’s shareholders will receive 1.20 shares of Old National common stock and $6.75 in cash for each share of Tower common stock. As of September 5, 2013, the transaction was valued at approximately $107.7 million. The transaction is subject to approval by federal and state regulatory authorities, as well as the satisfaction of customary closing conditions.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. United is a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United has eighteen banking centers with approximately $899 million in assets and an additional $670 million in trust assets under management at December 31, 2013. Pursuant to the merger agreement, shareholders of United will receive 0.70 shares of Old National common stock and $2.66 in cash for each share of United common stock. As of January 6, 2014, the transaction was valued at approximately $173.1 million. The transaction is subject to approval by federal and state regulatory authorities and United’s shareholders, as well as the satisfaction of customary closing conditions.

Divestitures

On August 16, 2012, Old National announced plans to sell the deposits of nine banking centers located in southern Illinois and western Kentucky. As such, these deposits were considered held for sale as of December 31, 2012. During the first quarter of 2013 these deposits were sold. Deposits at the time of sale were approximately $150.0 million and the Company received a deposit premium of $2.2 million.

On September 5, 2013, Old National entered into branch purchase and assumption agreements to sell three banking centers in the fourth quarter of 2013. The banking centers were sold during the fourth quarter and deposits at the time of sale were approximately $28.2 million and we received a deposit premium of $650 thousand.

As part of our continuing efforts to provide an efficient and effective branch banking network, Old National has also consolidated 23 banking centers into existing branch locations during the last twelve months.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Twelve Months Ended December 31, 2013 (a)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
AOCI at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(57,958)	(20,224)	(190)	—	(78,372)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(2,204)	188	—	6,121	4,105

Net current-period other comprehensive income (loss)	(60,162)	(20,036)	(190)	6,121	(74,267)

AOCI at December 31, 2013	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Twelve Months Ended December 31, 2013 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$4,341	Net securities gains
	(1,000)	Impairment losses

	3,341	Total before tax
	(1,137)	Tax (expense) or benefit

	$2,204	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$(225)	Interest income/(expense)
	37	Tax (expense) or benefit

	$(188)	Net of tax

Gains and losses on cash flow hedges Interest rate contracts	$—	Interest income/(expense)
	—	Tax (expense) or benefit

	$—	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(10,337)	(b)
	4,216	Tax (expense) or benefit

	$(6,121)	Net of tax

Total reclassifications for the period	$(4,105)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

The following tables summarize the changes within each classification of AOCI net of tax for 2012 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income by Component
	For the Twelve Months Ended December 31, 2012 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
	Securities	Securities	Hedges	Plans	Total
Balance at January 1, 2012	$24,612	$4,745	$145	$(14,498)	$15,004
Other comprehensive income (loss) before reclassifications	22,808	(954)	—	—	21,854
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(8,366)	(522)	(145)	1,976	(7,057)

Net current-period other comprehensive income (loss)	14,442	(1,476)	(145)	1,976	14,797

Balance at December 31, 2012	$39,054	$3,269	$—	$(12,522)	$29,801

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Twelve Months Ended December 31, 2012
Details about Accumulated	Amount Reclassified from
Other Comprehensive Income	Accumulated Other	Affected Line Item in the Statement
(Loss) Components	Comprehensive Income (Loss)	Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$15,052	Net securities gains
	(1,414)	Impairment losses

	13,638	Total before tax
	(5,272)	Tax (expense) or benefit

	$8,366	Net of tax

Unrealized gains and losses on held-to-maturity securities
	$870	Interest income/(expense)
	(348)	Tax (expense) or benefit

	$522	Net of tax

Gains and losses on cash flow hedges Interest rate contracts	$240	Interest income/(expense)
	(95)	Tax (expense) or benefit

	$145	Net of tax

Amortization of defined benefit pension items
Acturial gains/(losses)	$(3,294)	(b)
	1,318	Tax (expense) or benefit

	$(1,976)	Net of tax

Total reclassifications for the period	$7,057	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

NOTE 4—INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2013
Available-for-Sale
U.S. Treasury	$12,995	$118	$—	$13,113
U.S. Government-sponsored entities and agencies	456,123	464	(20,999)	435,588
Mortgage-backed securities - Agency	1,300,135	15,690	(26,567)	1,289,258
Mortgage-backed securities - Non-agency	17,036	376	—	17,412
States and political subdivisions	260,398	10,112	(1,715)	268,795
Pooled trust prefered securities	19,215	—	(11,178)	8,037
Other securities	340,381	5,140	(5,523)	339,998

Total available-for-sale securities	$2,406,283	$31,900	$(65,982)	$2,372,201

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$170,621	$7,749	$—	$178,370
Mortgage-backed securities - Agency	35,443	906	(1)	36,348
States and political subdivisions	556,670	10,949	(1,579)	566,040

Total held-to-maturity securities	$762,734	$19,604	$(1,580)	$780,758

2012
Available-for-Sale
U.S. Treasury	$11,437	$404	$—	$11,841
U.S. Government-sponsored entities and agencies	515,469	2,794	(938)	517,325
Mortgage-backed securities - Agency	1,130,991	33,244	(447)	1,163,788
Mortgage-backed securities - Non-agency	29,359	1,175	(338)	30,196
States and political subdivisions	542,559	35,805	(1,040)	577,324
Pooled trust preferred securities	24,884	—	(15,525)	9,359
Other securities	182,070	10,473	(1,592)	190,951

Total available-for-sale securities	$2,436,769	$83,895	$(19,880)	$2,500,784

Held-to-Maturity
U.S. Government-sponsored entities and agencies	$173,936	$14,327	$—	$188,263
Mortgage-backed securities - Agency	56,612	2,307	—	58,919
States and political subdivisions	169,282	13,739	—	183,021
Other securities	2,998	—	—	2,998

Total held-to-maturity securities	$402,828	$30,373	$—	$433,201

Proceeds from sales of investment securities available-for-sale were $231.8 million in 2013, $227.6 million in 2012 and $546.0 million in 2011. In 2013, realized gains were $4.7 million and losses were $1.0 million. Included in the losses is $0.1 million of losses that resulted from approximately $172.6 million of investment securities which were called by the issuers. Also impacting earnings in 2013 is $416 thousand of gains associated with the trading securities, $195 thousand of gains from mutual funds and a $1.0 million of other-than-temporary impairment charge related to credit loss on one trust preferred security, described below. In 2012, realized gains were $14.9 million. Included in the realized gains was $0.8 million of gains that resulted from approximately $148.6 million of investment securities which were called by the issuers. Also impacting earnings in 2012 are $165 thousand of gains associated with the trading securities and $1.4 million of other-than-temporary impairment charges related to credit losses on six non-agency mortgage-backed securities and two trust preferred securities, described below. In 2011, realized gains were $9.6 million and losses were $1.1 million. Included in the realized gains is $0.9 million of gains that resulted from approximately $362.4 million of investment securities which were called by the issuers. Also impacting earnings in 2011 are $21 thousand of gains associated with the trading securities, $158 thousand of gains from mutual funds and $1.4 million of other-than-temporary impairment charges related to credit losses on three non-agency mortgage-backed securities and one trust preferred security, described below. At December 31, investment securities were pledged to secure public and other funds with a carrying value of $1.1 billion in 2013 and $834 million in 2012.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.6 million at December 31, 2013 and $3.1 million at December 31, 2012.

At December 31, 2013, Old National had a concentration of investment securities issued by certain states and their political subdivisions with the following aggregate market values: $297.3 million by Indiana, which represented 25.6% of shareholders’ equity, and $136.5 million by Texas, which represented 11.7% of shareholders’ equity. 97% of the Indiana municipal bonds are rated “A” or better, and the remaining 3% generally represent non-rated local interest bonds where Old National has a market presence. All of the Texas municipal bonds are rated “AA” or better, and the majority of issues are backed by the “AAA” rated State of Texas Permanent School Fund Guarantee Program. At December 31, 2012, Old National had a concentration of investment securities issued by Indiana and its political subdivisions totaling $273.8 million, which represented 22.9% of shareholders’ equity.

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

	2013		Weighted	2012		Weighted
(dollars in thousands)	Amortized	Fair	Average	Amortized	Fair	Average
Maturity	Cost	Value	Yield	Cost	Value	Yield
Available-for-sale
Within one year	$23,839	$23,884	3.52%	$30,284	$30,544	3.19%
One to five years	216,236	222,293	2.79	111,294	116,982	3.33
Five to ten years	534,720	519,692	2.39	651,094	665,199	2.48
Beyond ten years	1,631,488	1,606,332	2.46	1,644,097	1,688,059	3.17

Total	$2,406,283	$2,372,201	2.48%	$2,436,769	$2,500,784	2.99%

Held-to-maturity
Within one year	$72	$73	3.46%	$3,066	$3,066	2.25%
One to five years	15,035	15,757	4.02	2,355	2,427	3.35
Five to ten years	164,138	169,345	3.19	144,701	153,882	2.94
Beyond ten years	583,489	595,583	5.56	252,706	273,826	4.48

Total	$762,734	$780,758	5.02%	$402,828	$433,201	3.90%

The following table summarizes the investment securities with unrealized losses at December 31 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2013
Available-for-Sale
U.S. Treasury	$1,900	$—	$—	$—	$1,900	$—
U.S. Government-sponsored entities and agencies	357,793	(17,547)	38,988	(3,452)	396,781	(20,999)
Mortgage-backed securities - Agency	668,018	(23,455)	41,200	(3,112)	709,218	(26,567)
States and political subdivisions	45,077	(1,620)	2,812	(95)	47,889	(1,715)
Pooled trust preferrred securities	—	—	8,037	(11,178)	8,037	(11,178)
Other securities	209,915	(2,706)	24,082	(2,817)	233,997	(5,523)

Total available-for-sale	$1,282,703	$(45,328)	$115,119	$(20,654)	$1,397,822	$(65,982)

Held-to-Maturity
Mortgage-backed securities - Agency	$21,370	$(1)	$—	$—	$21,370	$(1)
States and political subdivisions	70,162	(1,579)	—	—	70,162	(1,579)

Total held-to-maturity	$91,532	$(1,580)	$—	$—	$91,532	$(1,580)

2012
Available-for-Sale
U.S. Government-sponsored entities and agencies	$201,151	$(938)	$—	$—	$201,151	$(938)
Mortgage-backed securities - Agency	64,213	(447)	—	—	64,213	(447)
Mortgage-backed securities - Non-agency	—	—	5,696	(338)	5,696	(338)
States and political subdivisions	63,311	(1,040)	—	—	63,311	(1,040)
Pooled trust preferrred securities	—	—	9,359	(15,525)	9,359	(15,525)
Other securities	23,617	(162)	6,658	(1,430)	30,275	(1,592)

Total available-for-sale	$352,292	$(2,587)	$21,713	$(17,293)	$374,005	$(19,880)

During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. The $31.0 million unrealized holding loss at the date of transfer shall continue to be reported as a separate component of shareholders’ equity and will be amortized over the remaining life of the securities as an adjustment of yield. The corresponding discount on these securities will offset this adjustment to yield as it is amortized. We moved these securities to our held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates.

During the third quarter of 2012, approximately $46.1 million of state and political subdivision securities were transferred from the held-to-maturity portfolio to the available-for-sale portfolio due to changes in circumstances associated with the Office of Management and Budget’s report outlining sequestration and the implications for taxable Build America Bonds (“BABs”). Specifically, the release indicated that if U.S. policymakers failed to address the fiscal cliff and take legislative action, a series of key fiscal measures would occur in January. One of these measures that involves automatic spending cuts (or “sequestration”) mandated by the Budget Control Act had, among other things, implications for taxable BAB. The OMB included in its report that 7.6%, or $322 million, of subsidy payments authorized for issuers of BABs would be reduced in 2013. This cut could in turn trigger an “Extraordinary Redemption Provision” within the BAB structure allowing the issuer to potentially call some bonds at par. This par call could generate a large loss for buyers of BABs if they paid a premium for these securities at purchase.

Old National owned a significant number of premium BABs, largely classified as held-to-maturity securities, that would generate a loss if called at par. In response to this event and consistent with FASB ASC 320-10-25-6, Old National moved certain BABs from held-to-maturity to available-for-sale based on the following criteria:

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

In determining OTTI under the FASB ASC 320 (SFAS No. 115) model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. The second segment of the portfolio uses the OTTI guidance provided by FASB ASC 325-10 (EITF 99-20) that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the FASB ASC 325-10 model, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

As of December 31, 2013, Old National’s security portfolio consisted of 1,337 securities, 292 of which were in an unrealized loss position. Our non-agency mortgage-backed and pooled trust preferred securities are discussed below.

Non-agency Mortgage-backed Securities

No other-than-temporary-impairment was recorded in 2013 on the Company’s non-agency mortgage-backed securities. These securities had $0.4 million of net unrealized gains at December 31, 2013.

At December 31, 2012, our securities portfolio contained 7 non-agency collateralized mortgage obligations with a fair value of $30.2 million which had net unrealized gains of approximately $0.8 million. All of these securities are residential mortgage-backed securities. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325-10 (EITF 99-20). As of December 31, 2012, six of these securities were rated below investment grade with grades ranging from BB to D. One of the six securities was rated BB and had a fair value of $5.0 million, one of the securities was rated CCC and had a fair value of $12.6 million, one of the securities was rated C with a fair value of $0.4 million and three of the securities were rated D with a fair value of $9.0 million. These securities were evaluated to determine if the underlying collateral is expected to experience loss, resulting in a principal loss of the notes. As part of the evaluation, a detailed analysis of deal-specific data was obtained from remittance reports provided by the trustee and data from the servicer. The collateral was broken down into several distinct buckets based on loan performance characteristics in order to apply different assumptions to each bucket. The most significant drivers affecting loan performance were examined including original loan-to-value (“LTV”), underlying property location and the loan status. The loans in the current status bucket were further divided based on their original LTV: a high-LTV and a low-LTV group to which different default curves and severity percentages were applied. The high-LTV group was further bifurcated into loans originated in high-risk states and all other states with a higher default-curve and severity percentages being applied to loans originated in the high-risk states. Different default curves and severity rates were applied to the remaining non-current collateral buckets. Using these collateral-specific assumptions, a model was built to project the future performance of the instrument. Based on this analysis of the underlying collateral, Old National recorded $0.9 million of credit losses on six of these securities for the twelve months ended December 31, 2012. The fair value of these non-agency mortgage-backed securities remaining at December 31, 2012 was $27.1 million.

Pooled Trust Preferred Securities

At December 31, 2013, our securities portfolio contained four pooled trust preferred securities with a fair value of $8.0 million and unrealized losses of $11.2 million. Two of the pooled trust preferred securities in our portfolio fall within the scope of FASB ASC 325-10 (EITF 99-20) and have a fair value of $1.2 million with unrealized losses of $3.9 million at December 31, 2013. These securities were rated A2 and A3 at inception, but at December 31, 2013, both securities are rated D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. During the first quarter of 2013 one of these securities was sold. We recorded a gain of $224 thousand associated with this sale. During the fourth quarter of 2013 one of these securities was sold and we recorded a loss of $186 thousand. Also during the fourth quarter of 2013, the senior note holders of one particular CDO exercised their right to accelerate maturity of the CDO. Other-than-temporary-impairment of $1.0 million was recorded on this CDO based on our estimate of liquidation proceeds to be received, all of which was recorded as a credit loss in earnings. At December 31, 2013, we have no intent to sell any of these securities that are in an unrealized loss position nor is it expected that we would be required to sell these securities.

Two of our pooled trust preferred securities with a fair value of $6.9 million and unrealized losses of $7.3 million at December 31, 2013 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

At December 31, 2012, our securities portfolio contained six pooled trust preferred securities with a fair value of $9.4 million and unrealized losses of $15.5 million. Four of the pooled trust preferred securities in our portfolio fell within the scope of FASB ASC 325-10 (EITF 99-20) and had a fair value of $3.9 million with unrealized losses of $6.7 million at December 31, 2012. These securities were rated A2 and A3 at inception, but at December 31, 2012, one security was rated CC, two securities were rated C and one security D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the twelve months ended December 31, 2012, our model indicated other-than-temporary-impairment losses on two securities of $476 thousand, all of which was recorded as a credit loss in earnings. During the fourth quarter of 2012 one of these securities was sold. At December 31, 2012, the fair value of the remaining security was $501 thousand and it was classified as available for sale.

Two of our pooled trust preferred securities with a fair value of $5.5 million and unrealized losses of $8.8 million at December 31, 2012 were not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our four pooled trust preferred securities as well as five single issuer trust preferred securities which are included with other securities in this Note 4 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders.

As depicted in the table below, all four securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities December 31, 2013 (Dollars in Thousands)	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2013	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
MM Community Funding IX	B-2	D	$1,067	$918	$(149)	$1,000	14/27	32.0%	NA	0.0%
Reg Div Funding 2004	B-2	D	4,012	246	(3,766)	—	24/43	39.9%	5.4%	0.0%
Pretsl XXVII LTD	B	CCC	4,711	1,928	(2,783)	—	33/47	25.1%	18.3%	31.5%
Trapeza Ser 13A	A2A	B+	9,425	4,945	(4,480)	—	42/61	26.0%	15.6%	43.8%

			19,215	8,037	(11,178)	1,000
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	959	1,014	55	—
First Empire Cap (M&T)		BB+	2,912	3,043	131	—
Fleet Cap Tr V (BOA)		BB+	3,373	2,765	(608)	—
JP Morgan Chase Cap XIII		BBB	4,734	3,950	(784)	—
NB-Global		BB+	734	790	56	—

			12,712	11,562	(1,150)	—

Total			$31,927	$19,599	$(12,328)	$1,000

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

The following table details all securities with other-than-temporary-impairment, their credit rating at December 31, 2013 and the related credit losses recognized in earnings:

				Amount of other-than-temporary
		Lowest		impairment recognized in earnings
		Credit	Amortized	Twelve Months ended December 31,					Life-to
	Vintage	Rating (1)	Cost	2013	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$9,517	$—	$299	$—	$79	$63	$441
CWALT Ser 73CB (2)	2005			—	151	—	207	83	441
CWALT Ser 73CB (2)	2005			—	35	—	427	182	644
CWHL 2006-10 (2)	2006			—	—	—	309	762	1,071
CWHL 2005-20	2005			—	—	—	39	72	111
FHASI Ser 4 (2)	2007			—	—	340	629	223	1,192
HALO Ser 1R (2)	2006			—	133	16	—	—	149
RFMSI Ser S9 (2)	2006			—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	2,493	—	178	165	76	249	668
RALI QS2 (2)	2006			—	—	—	278	739	1,017
RAST A9	2004			—	142	—	—	—	142
RFMSI S1 (2)	2006			—	—	—	30	176	206

			12,010	—	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003			—	—	888	444	3,517	4,849
MM Community Funding IX	2003	D	1,067	1,000	—	—	165	2,612	3,777
Reg Div Funding	2004	D	4,012	—	165	—	321	5,199	5,685
Pretsl XII (2)	2003			—	—	—	—	1,897	1,897
Pretsl XV (2)	2004			—	—	—	—	3,374	3,374
Reg Div Funding (3)	2005			—	311	—	—	3,767	4,078

			5,079	1,000	476	888	930	20,366	23,660
Total other-than-temporary-impairment recognized in earnings				$1,000	$1,414	$1,409	$3,927	$24,795	$32,545

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold.
(3)	Security written down to zero.

NOTE 5 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At December 31, 2013 and 2012, Old National had residential loans held for sale of $7.7 million and $12.6 million, respectively.

During the third quarter of 2013, residential real estate loans held for investment of $96.9 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $96.9 million, resulting in no gain or loss. These longer duration loans were sold to reduce interest rate risk in the loan portfolio. At December 31, 2013, there were no loans held for sale under this arrangement.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013 with no additional loss. As of December 31, 2013, Old National does not intend to sell its nontaxable finance leases.

During 2013, commercial and commercial real estate loans held for investment of $5.9 million, including $0.4 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $7.1 million, resulting in a charge-off of $0.2 million, recoveries of $0.4 million and other noninterest income of $1.0 million. At December 31, 2013, there were no loans held for sale under this arrangement.

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

NOTE 6 – FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, southeast Illinois and western Kentucky. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.

The composition of loans at December 31 by lending classification was as follows:

(dollars in thousands)	2013	2012
Commercial (1)	$1,373,415	$1,336,820
Commercial real estate:
Construction	88,630	99,081
Other	1,072,260	1,156,802
Residential real estate	1,359,569	1,324,703
Consumer credit:
Heloc	251,102	258,114
Auto	620,473	526,085
Other	99,683	122,656
Covered loans	217,832	372,333

Total loans	5,082,964	5,196,594
Allowance for loan losses	(41,741)	(49,047)
Allowance for loan losses - covered loans	(5,404)	(5,716)

Net loans	$5,035,819	$5,141,831

(1)	Includes direct finance leases of $27.8 million and $57.7 million at December 31, 2013 and 2012, respectively.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of December 31, 2013, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed Old National under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

Related Party Loans

In the ordinary course of business, Old National grants loans to certain executive officers, directors, and significant subsidiaries (collectively referred to as “related parties”).

Activity in related party loans during 2013 is presented in the following table:

(dollars in thousands)	2013
Balance, January 1	$13,975
New loans	1,996
Repayments	(3,254)
Officer and director changes	33

Balance, December 31	$12,750

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

Old National’s activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	$—	$54,763
Charge-offs	(3,810)	(5,427)	(6,279)	(1,487)	—	(17,003)
Recoveries	4,098	2,963	4,333	310	—	11,704
Provision	1,635	(6,424)	1,731	739	—	(2,319)

Ending balance	$16,565	$22,401	$4,940	$3,239	$—	$47,145

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for loan losses:
Beginning balance	$19,964	$26,993	$6,954	$4,149	$—	$58,060
Charge-offs	(7,636)	(4,386)	(8,094)	(2,204)	—	(22,320)
Recoveries	5,166	5,104	3,259	464	—	13,993
Provision	(2,852)	3,578	3,036	1,268	—	5,030

Ending balance	$14,642	$31,289	$5,155	$3,677	$—	$54,763

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011
Allowance for loan losses:
Beginning balance	$26,204	$32,654	$11,142	$2,309	$—	$72,309
Charge-offs	(10,300)	(12,319)	(10,335)	(1,945)	—	(34,899)
Recoveries	4,330	2,302	6,226	319	—	13,177
Provision	(270)	4,356	(79)	3,466	—	7,473

Ending balance	$19,964	$26,993	$6,954	$4,149	$—	$58,060

The following table provides Old National’s recorded investment in financing receivables by portfolio segment at December 31, 2013, and 2012 and other information regarding the allowance:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$6,156	$2,190	$—	$—	$—	$8,346

Ending balance: collectively evaluated for impairment	$9,980	$14,816	$4,494	$3,088	$—	$32,378

Ending balance: noncovered loans acquired with deteriorated credit quality	$429	$2,025	$80	$35	$—	$2,569

Ending balance: covered loans acquired with deteriorated credit quality	$—	$3,370	$366	$116	$—	$3,852

Total allowance for credit losses	$16,565	$22,401	$4,940	$3,239	$—	$47,145

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$34,213	$34,997	$—	$—	$—	$69,210

Ending balance: collectively evaluated for impairment	$1,355,608	$1,106,971	$1,019,576	$1,359,564	$—	$4,841,719

Ending balance: loans acquired with deteriorated credit quality	$648	$23,618	$12,725	$154	$—	$37,145

Ending balance: covered loans acquired with deteriorated credit quality	$12,281	$77,232	$17,673	$27,704	$—	$134,890

Total loans and leases outstanding	$1,402,750	$1,242,818	$1,049,974	$1,387,422	$—	$5,082,964

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for credit losses:
Ending balance: individually evaluated for impairment	$4,702	$2,790	$—	$—	$—	$7,492

Ending balance: collectively evaluated for impairment	$9,900	$19,541	$4,202	$3,637	$—	$37,280

Ending balance: noncovered loans acquired with deteriorated credit quality	$40	$4,060	$135	$40	$—	$4,275

Ending balance: covered loans acquired with deteriorated credit quality	$—	$4,898	$818	$—	$—	$5,716

Total allowance for credit losses	$14,642	$31,289	$5,155	$3,677	$—	$54,763

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$29,980	$47,257	$—	$—	$—	$77,237

Ending balance: collectively evaluated for impairment	$1,330,913	$1,175,830	$946,654	$1,334,813	$—	$4,788,210

Ending balance: loans acquired with deteriorated credit quality	$7,859	$52,981	$22,432	$123	$—	$83,395

Ending balance: covered loans acquired with deteriorated credit quality	$23,707	$162,641	$35,741	$25,663	$—	$247,752

Total loans and leases outstanding	$1,392,459	$1,438,709	$1,004,827	$1,360,599	$—	$5,196,594

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

Classified – Nonaccrual. Loans classified as nonaccrual have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, in doubt.

Classified – Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as nonaccrual, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass rated loans are those loans that are other than criticized, classified – substandard, classified—nonaccrual or classified – doubtful.

As of December 31, 2013 and 2012, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit Exposure			Commercial Real Estate-		Commercial Real Estate-
Credit Risk Profile by Internally	Commercial		Construction		Other
Assigned Grade	2013	2012	2013	2012	2013	2012
Grade:
Pass	$1,237,983	$1,237,274	$74,815	$62,604	$943,781	$965,967
Criticized	90,545	38,476	9,383	11,969	35,473	62,819
Classified - substandard	16,252	24,304	2,559	10,204	42,516	46,491
Classified - nonaccrual (1)	27,635	36,766	1,873	14,304	49,406	81,525
Classified - doubtful	1,000	—	—	—	1,084	—

Total	$1,373,415	$1,336,820	$88,630	$99,081	$1,072,260	$1,156,802

(1)	Classified - nonaccrual includes doubtful loans in 2012. An additional asset quality rating was added as of December 31, 2013.

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2013 and 2012, excluding covered loans:

2013	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$249,152	$618,911	$97,877	$1,349,236
Nonaccrual	1,950	1,562	1,806	10,333

	$251,102	$620,473	$99,683	$1,359,569

2012	Consumer			Residential
(dollars in thousands)	Heloc	Auto	Other
Performing	$256,394	$524,105	$120,547	$1,312,717
Nonaccrual	1,720	1,980	2,109	11,986

	$258,114	$526,085	$122,656	$1,324,703

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

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of December 31, 2013 and 2012, respectively. Of the loans purchased during 2012 and 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
December 31, 2013
With no related allowance recorded:
Commercial	$17,066	$17,417	$—
Commercial Real Estate—Construction	525	633	—
Commercial Real Estate—Other	15,746	22,550	—
With an allowance recorded:
Commercial	9,282	12,304	4,723
Commercial Real Estate—Construction	—	—	—
Commercial Real Estate—Other	18,726	19,358	2,190

Total Commercial	$61,345	$72,262	$6,913

December 31, 2012
With no related allowance recorded:
Commercial	$6,563	$9,280	$—
Commercial Real Estate—Construction	1,179	1,287	—
Commercial Real Estate—Other	16,944	23,162	—
With an allowance recorded:
Commercial	23,417	28,574	4,702
Commercial Real Estate—Construction	3,227	3,227	69
Commercial Real Estate—Other	25,907	28,732	2,721

Total Commercial	$77,237	$94,262	$7,492

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans for the twelve months ended December 31, 2013 and 2012 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
December 31, 2013
With no related allowance recorded:
Commercial	$11,815	$135
Commercial Real Estate—Construction	852	—
Commercial Real Estate—Other	16,345	140
With an allowance recorded:
Commercial	16,351	123
Commercial Real Estate—Construction	1,614	—
Commercial Real Estate—Other	22,317	134

Total Commercial	$69,294	$532

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

December 31, 2012
With no related allowance recorded:
Commercial	$8,329	$166
Commercial Real Estate—Construction	895	—
Commercial Real Estate—Other	17,541	224
With an allowance recorded:
Commercial	22,581	116
Commercial Real Estate—Construction	2,742	—
Commercial Real Estate—Other	24,066	473

Total Commercial	$76,154	$979

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of December 31 are as follows:

			Recorded
			Investment >
	30-59 Days	60-89 Days	90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
December 31, 2013
Commercial	$1,532	$13	$—	$28,635	$30,180	$1,343,235
Commercial Real Estate:
Construction	—	139	—	1,873	2,012	86,618
Other	1,017	27	—	50,490	51,534	1,020,726
Consumer:
Heloc	527	119	—	1,950	2,596	248,506
Auto	3,795	716	89	1,562	6,162	614,311
Other	844	317	100	1,806	3,067	96,616
Residential	8,588	2,823	35	10,333	21,779	1,337,790
Covered loans	1,831	730	14	31,793	34,368	183,464

Total	$18,134	$4,884	$238	$128,442	$151,698	$4,931,266

December 31, 2012
Commercial	$2,691	$515	$322	$36,766	$40,294	$1,296,526
Commercial Real Estate:
Construction	11	—	—	14,304	14,315	84,766
Other	3,439	665	236	81,525	85,865	1,070,937
Consumer:
Heloc	961	15	—	1,720	2,696	255,418
Auto	4,070	881	328	1,980	7,259	518,826
Other	1,732	403	110	2,109	4,354	118,302
Residential	14,686	1,874	66	11,986	28,612	1,296,091
Covered Loans	2,891	941	15	103,946	107,793	264,540

Total	$30,481	$5,294	$1,077	$254,336	$291,188	$4,905,406

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At December 31, 2013, these loans totaled $178.5 million, of which $124.3 million had been sold to other financial institutions and $54.2 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the twelve months ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

Loans modified in a TDR are typically placed on nonaccrual status until we determine the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms for six months.

If we are unable to resolve a nonperforming loan issue, the credit will be charged off when it is apparent there will be a loss. For large commercial type loans, each relationship is individually analyzed for evidence of apparent loss based on quantitative benchmarks or subjectively based upon certain events or particular circumstances. It is Old National’s policy to charge off small commercial loans scored through our small business credit center with contractual balances under $250,000 that have been placed on nonaccrual status or became ninety days or more delinquent, without regard to the collateral position. For residential and consumer loans, a charge off is recorded at the time foreclosure is initiated or when the loan becomes 120 to 180 days past due, whichever is earlier.

For commercial TDRs, an allocated reserve is established within the allowance for loan losses for the difference between the carrying value of the loan and its computed fair value. To determine the fair value of the loan, one of the following methods is selected: (1) the present value of expected cash flows discounted at the loans original effective interest rate, (2) the loan’s observable market price, or (3) the fair value of the collateral value, if the loan is collateral dependent. The allocated reserve is established as the difference between the carrying value of the loan and the collectable value. If there are significant changes in the amount or timing of the loan’s expected future cash flows, impairment is recalculated and the valuation allowance is adjusted accordingly.

For consumer and residential TDRs, an additional amount is added to the loan loss reserve that represents the difference in the present value of the cash flows between the original terms and the new terms of the modified loan, using the original effective interest rate of the loan as a discount rate.

At December 31, 2013, our TDRs consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the TDRs at December 31, 2013 were included with nonaccrual loans. At December 31, 2012, our TDRs consisted of $12.7 million of commercial loans, $18.4 million of commercial real estate loans, $0.5 million of consumer loans and $0.5 million of residential loans, totaling $32.1 million. Approximately $22.1 million of the TDRs at December 31, 2012 were included with nonaccrual loans.

As of December 31, 2013 and 2012, Old National has allocated $4.1 million and $6.2 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. Old National has not committed to lend any additional amounts as of December 31, 2013 and 2012, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs that occurred during the twelve months ended December 31, 2013:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	35	$16,196	$15,155
Commercial Real Estate—construction	1	60	60
Commercial Real Estate—other	36	10,585	9,791
Residential	14	1,936	1,901
Consumer —other	49	1,622	1,484

Total	135	$30,399	$28,391

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in charge-offs of $0.2 million during the twelve months ended December 31, 2013.

The following table presents loans by class modified as TDRs that occurred during the twelve months ended December 31, 2012:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	44	$9,585	$9,574
Commercial Real Estate—construction	3	1,392	1,382
Commercial Real Estate—other	35	16,404	16,272
Residential	13	532	534
Consumer —other	13	494	460

Total	108	$28,407	$28,222

The TDRs described above increased the allowance for loan losses by $1.0 million and resulted in charge-offs of $1.0 million during the twelve months ended December 31, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans by class modified as TDRs for which there was a payment default within the last twelve months following the modification during the twelve months ended December 31, 2013.

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$32
Commercial Real Estate	2	85

Total	5	$117

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $0 million and resulted in charge-offs of $0.1 million during the twelve months ended December 31, 2013.

The following table presents loans by class modified as TDRs for which there was a payment default within the last twelve months following the modification during the twelve months ended December 31, 2012:

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	8	$500
Commercial Real Estate	7	611

Total	15	$1,111

The TDRs that subsequently defaulted described above decreased the allowance for loan losses by $0.5 million and resulted in charge-offs of $0.5 million during the twelve months ended December 31, 2012.

The terms of certain other loans were modified during the twelve months ended December 31, 2013 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of December 31, 2013, it has not been necessary to remove any loans from PCI accounting.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, our policy also permits for loans to be removed from TDR status in the years following the restructuring if the following two conditions are met: (1) The restructuring agreement specifies an interest rate equal to or greater than the rate that we were willing to accept at the time of the restructuring for a new loan with comparable risk, and (2) the loan is not impaired based on the terms specified by the restructuring agreement.

The following table presents activity in TDRs for the twelve months ended December 31, 2013 and 2012:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
(Charge-offs)/recoveries	879	1	(61)	1	820
Payments	(6,251)	(5,635)	(455)	(57)	(12,398)
Additions	15,155	9,851	1,484	1,901	28,391

Balance December 31, 2013	$22,443	$22,639	$1,441	$2,344	$48,867

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2012
Troubled debt restructuring:
Balance, January 1, 2012	$7,086	$5,851	$53	$—	$12,990
Charge-offs	(2,230)	(234)	(20)	—	(2,484)
Payments	(1,770)	(4,849)	(20)	(35)	(6,674)
Additions	9,574	17,654	460	534	28,222

Balance December 31, 2012	$12,660	$18,422	$473	$499	$32,054

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

	December 31,	December 31,
(dollars in thousands)	2013	2012
Commercial	$648	$7,859
Commercial real estate	23,618	52,981
Consumer	12,725	22,432
Residential	154	123

Outstanding balance	$37,145	$83,395

Carrying amount, net of allowance	$34,576	$79,120

Allowance for loan losses	$2,569	$4,275

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $115.0 million and $179.5 million as of December 31, 2013 and, 2012, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $16.8 million has been recorded as loan interest income in 2013. Accretion of $11.5 million has been recorded as loan interest income in 2012. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Total
Balance at January 1, 2013	$11,834	$3,575	$16,170	$31,579
New loans purchased	—	—	—	—
Accretion of income	(5,647)	(1,311)	(9,819)	(16,777)
Reclassifications from (to) nonaccretable difference	521	210	12,778	13,509
Disposals/other adjustments	79	(49)	(50)	(20)

Balance at December 31, 2013	$6,787	$2,425	$19,079	$28,291

Included in Old National’s allowance for loan losses is $2.6 million related to the purchased loans disclosed above for 2013. Included in Old National’s allowance for loan losses is $4.3 million related to the purchased loans in 2012. An immaterial amount of allowances for loan losses were reversed during 2013 and 2012 related to these loans.

At acquisition, purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected were as follows:

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

NOTE 7 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $217.8 million at December 31, 2013. The composition of covered loans by lending classification was as follows:

	At December 31, 2013
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased Credit	Total Covered
(dollars in thousands)	Impaired)	Impaired)	Purchased Loans
Commercial	$12,281	$17,054	$29,335
Commercial real estate	77,232	4,696	81,928
Residential	27,704	149	27,853
Consumer	17,673	61,043	78,716

Covered loans	134,890	82,942	217,832
Allowance for loan losses	(3,852)	(1,552)	(5,404)

Covered loans, net	$131,038	$81,390	$212,428

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC Topic 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

Loans were recorded at fair value in accordance with FASB ASC 805, Business Combinations. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC 820, exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $406.3 million and $529.2 million as of December 31, 2013 and 2012, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for 2013:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(144,512)	—	—	(144,512)
Accretion of loan discount	—	—	35,363	35,363
Changes in contractual and expected cash flows due to remeasurement	(20,242)	43,424	(21,608)	1,574
Removals due to foreclosure or sale	(8,731)	779	(1,187)	(9,139)

Balance at December 31, 2013	$251,042	$(46,793)	$(73,211)	$131,038

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for 2012:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2012	$729,496	$(180,655)	$(92,053)	$456,788
Principal reductions and interest payments	(235,249)	—	—	(235,249)
Accretion of loan discount	—	—	52,173	52,173
Changes in contractual and expected cash flows due to remeasurement	(37,921)	76,757	(45,539)	(6,703)
Removals due to foreclosure or sale	(31,799)	12,902	(360)	(19,257)

Balance at December 31, 2012	$424,527	$(90,996)	$(85,779)	$247,752

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan losses. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Eighty percent of the prospective yield adjustments are offset as Old National will recognize a corresponding decrease in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2013	2012
Balance at January 1,	$85,779	$92,053
New loans purchased	—	—
Accretion of income	(35,363)	(52,173)
Reclassifications from (to) nonaccretable difference	21,608	45,539
Disposals/other adjustments	1,187	360

Balance at December 31,	$73,211	$85,779

At December 31, 2013, the $88.5 million loss sharing asset is comprised of a $73.7 million FDIC indemnification asset and a $14.8 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At December 31, 2013, $41.5 million of the FDIC indemnification asset is related to expected indemnification payments and $32.2 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At December 31, 2012, $99.5 million of the FDIC indemnification asset was related to expected indemnification payments and $7.9 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

For covered loans, we remeasure contractual and expected cash flows on a quarterly basis. When the quarterly re-measurement process results in a decrease in expected cash flows due to an increase in expected credit losses, impairment is recorded. As a result of this impairment, the indemnification asset is increased to reflect anticipated future cash flows to be received from the FDIC. Consistent with the loss sharing agreements between Old National and the FDIC, the amount of the increase to the indemnification asset is measured at 80% of the resulting impairment.

Alternatively, when the quarterly re-measurement results in an increase in expected future cash flows due to a decrease in expected credit losses, the nonaccretable difference decreases and the effective yield of the related loan portfolio is increased. As a result of the improved expected cash flows, the indemnification asset would be reduced first by the amount of any impairment previously recorded and, second, by increased amortization over the remaining life of the related loss sharing agreements or the remaining life of the indemnification asset, whichever is shorter.

The following table shows a detailed analysis of the FDIC loss sharing asset for the twelve months ended December 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Balance at January 1,	$116,624	$168,881
Adjustments not reflected in income
Established through acquisitions	—	—
Cash received from the FDIC	(19,527)	(48,223)
Other	704	(659)
Adjustments reflected in income
(Amortization) accretion	(10,072)	(13,128)
Impairment	32	1,069
Write-downs/sale of other real estate	1,933	12,637
Recovery amounts due to FDIC	(1,243)	(3,223)
Other	62	(730)

Balance at December 31,	$88,513	$116,624

NOTE 8 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at December 31, 2013 and 2012:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	7,278	6,368
Sales	(9,316)	(14,813)
Gains (losses)/Write-downs	(1,579)	(4,022)

Balance, December 31, 2013	$7,562	$13,670

(1)	Includes $0.3 million of repossessed personal property at December 31, 2013.

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2012	$7,119	$30,443
Acquired	6,111	—
Additions	11,559	21,249
Sales	(10,723)	(9,805)
Gains (losses)/Write-downs	(2,887)	(15,750)

Balance, December 31, 2012	$11,179	$26,137

(1)	Includes $0.5 million of repossessed personal property at December 31, 2012.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of December 31, 2013, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and 2012:

			Wealth
(dollars in thousands)	Banking	Insurance	Management	Other	Total
Balance, January 1, 2013	$297,055	$39,873	$1,892	$—	$338,820
Goodwill acquired during the period	13,909	—	—	—	13,909

Balance, December 31, 2013	$310,964	$39,873	$1,892	$—	$352,729

Balance, January 1, 2012	$212,412	$39,873	$892	$—	$253,177
Goodwill acquired during the period	84,643	—	1,000	—	85,643

Balance, December 31, 2012	$297,055	$39,873	$1,892	$—	$338,820

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2013 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the third quarter of 2013, Old National recorded $13.3 million of goodwill associated with the acquisition of 24 retail bank branches from Bank of America. This was allocated to the “Banking” segment. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with the IBT acquisition. This was allocated to the “Banking” segment. The final purchase price allocation resulted in goodwill of $86.2 million associated with the IBT acquisition. During the second half of 2012, Old National had initially recorded $85.6 million of goodwill associated with the acquisition of IBT, of which $84.6 million was allocated to the “Banking” segment and $1.0 million to the “Wealth Management” segment.

The gross carrying amounts and accumulated amortization of other intangible assets at December 31, 2013 and 2012 was as follows:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Amount	Amortization	Amount
2013
Amortized intangible assets:
Core deposit	$44,021	$(31,266)	$12,755
Customer business relationships	27,848	(19,826)	8,022
Customer trust relationships	5,352	(1,810)	3,542
Customer loan relationships	4,413	(2,775)	1,638

Total intangible assets	$81,634	$(55,677)	$25,957

2012
Amortized intangible assets:
Core deposit	$40,559	$(25,908)	$14,651
Customer business relationships	26,411	(18,153)	8,258
Customer trust relationships	5,352	(1,080)	4,272
Customer loan relationships	4,413	(2,374)	2,039

Total intangible assets	$76,735	$(47,515)	$29,220

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the fourth quarter of 2013, Old National increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2013, Old National increased core deposit intangibles by $3.5 million related to the acquisition of 24 retail bank branches from Bank of America., which is included in the “Banking” segment. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. Also during the second quarter of 2013, Old National decreased customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2012, Old National increased core deposit intangibles by $1.3 million related to the acquisition of IBT, which is included in the “Banking” segment. Also during the third quarter of 2012, Old National increased customer trust relationship intangibles by $1.7 million associated with the trust business of IBT, which is included in the “Wealth Management” segment. During the second quarter of 2012, Old National increased customer business relationships by $0.5 million relating to the purchase of an insurance book of business, which is included in the “Insurance” segment. See Note 24 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2013, 2012 or 2011. Total amortization expense associated with intangible assets was $8.2 million in 2013, $7.9 million in 2012 and $8.8 million in 2011. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for the future years is as follows:

Estimated
Amortization
(dollars in thousands)	Expense
2014	$6,872
2015	5,610
2016	4,539
2017	3,145
2018	2,178
Thereafter	3,613

Total	$25,957

NOTE 10—DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $265.3 million and $365.5 million, respectively. At December 31, 2013, the scheduled maturities of total time deposits were as follows:

(dollars in thousands)
Due in 2014	$587,412
Due in 2015	182,542
Due in 2016	145,331
Due in 2017	37,575
Due in 2018	35,681
Thereafter	29,434

Total	$1,017,975

NOTE 11 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates for each of the years ended December 31:

			Other
	Federal Funds	Repurchase	Short-term
(dollars in thousands)	Purchased	Agreements	Borrowings	Total
2013
Outstanding at year-end	$115,103	$347,229	$—	$462,332
Average amount outstanding	176,033	341,620	—	517,653
Maximum amount outstanding at any month-end	466,861	425,191	—
Weighted average interest rate:
During year	0.22%	0.07%	—%	0.12%
End of year	0.20	0.05	—	0.09

2012
Outstanding at year-end	$231,688	$358,127	$—	$589,815
Average amount outstanding	89,697	324,215	9	413,921
Maximum amount outstanding at any month-end	251,363	361,490	—
Weighted average interest rate:
During year	0.17%	0.12%	7.51%	0.13%
End of year	0.18	0.10	—	0.13

NOTE 12 - FINANCING ACTIVITIES

The following table summarizes Old National and its subsidiaries’ other borrowings at December 31:

(dollars in thousands)	2013	2012
Old National Bancorp:
Junior subordinated debentures (variable rates 1.84% to 1.99%) maturing March 2035 to June 2037	$28,000	$28,000
ASC 815 fair value hedge and other basis adjustments	(3,262)	(3,339)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.15% to 8.34% and variable rates 0.32% to 0.36%) maturing January 2014 to January 2023	477,856	155,323
Capital lease obligation	4,157	4,211
ASC 815 fair value hedge and other basis adjustments	(363)	3,298

Total other borrowings	$556,388	$237,493

Contractual maturities of long-term debt at December 31, 2013, were as follows:

(dollars in thousands)
Due in 2014	$175,757
Due in 2015	63
Due in 2016	117,395
Due in 2017	46,041
Due in 2018	45,672
Thereafter	175,085
ASC 815 fair value hedge and other basis adjustments	(3,625)

Total	$556,388

FEDERAL HOME LOAN BANK

FHLB advances had weighted-average rates of 0.94% and 3.07% at December 31, 2013, and 2012, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

In the first nine months of 2013, Old National terminated $50.0 million of FHLB advances, resulting in a loss on extinguishment of debt of $1.0 million. Old National also restructured $33.4 million pertaining to two FHLB advances in the first quarter of 2013, which lowered their effective interest rates from 3.27% and 3.29% to 2.04% and 2.49%, respectively. In the fourth quarter of 2012, Old National terminated $50.0 million of FHLB advances and related interest rate swaps, resulting in a loss on extinguishment of debt of $1.9 million.

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

At December 31, 2013, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2014	$410
2015	410
2016	410
2017	410
2018	410
Thereafter	9,264

Total minimum lease payments	11,314
Less amounts representing interest	7,157

Present value of net minimum lease payments	$4,157

NOTE 13 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes computed at the federal statutory tax rate and as recorded in the consolidated statement of income for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Provision at statutory rate of 35%	$49,881	$44,725	$34,917
Tax-exempt income:
Tax-exempt interest	(10,125)	(8,590)	(8,035)
Section 291/265 interest disallowance	107	147	213
Bank owned life insurance income	(2,609)	(2,258)	(1,863)

Tax-exempt income	(12,627)	(10,701)	(9,685)

Reserve for unrecognized tax benefits	(381)	(292)	(623)
State income taxes	3,386	3,409	3,188
State statutory rate change	1,257	—	—
Other, net	81	(1,031)	(495)

Income tax expense	$41,597	$36,110	$27,302

Effective tax rate	29.2%	28.3%	27.4%

The effective tax rate increased from 2011 to 2013 as a result of increases in pre-tax income. In 2013, there was also an increase in income tax expense of approximately $1.3 million related to a statutory rate change during the second quarter. The provision for income taxes consisted of the following components for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Income taxes currently payable
Federal	$13,901	$21,015	$6,742
State	(51)	1,975	288
Deferred income taxes related to:
Federal	22,983	11,052	17,422
State	4,764	2,068	2,850

Deferred income tax expense	27,747	13,120	20,272

Provision for income taxes	$41,597	$36,110	$27,302

Significant components of net deferred tax assets (liabilities) were as follows at December 31:

(dollars in thousands)	2013	2012
Deferred Tax Assets
Allowance for loan losses, net of recapture	$16,891	$20,861
Benefit plan accruals	15,331	18,389
AMT credit	21,268	23,029
Unrealized losses on benefit plans	4,011	8,347
Net operating loss carryforwards	3,763	5,135
Premises and equipment	24,221	30,790
Federal tax credits	422	—
Other-than-temporary-impairment	4,939	7,546
Loans - ASC 310	51,546	90,516
Other real estate owned	—	8,715
Lease exit obligation	2,654	1,232
Unrealized losses on available-for-sale investment securities	13,276	—
Unrealized losses on held-to-maturity investment securities	8,567	—
Unrealized losses on hedges	116	—
Other, net	5,406	5,415

Total deferred tax assets	172,411	219,975

Deferred Tax Liabilities
Accretion on investment securities	(438)	(590)
Lease receivable, net	(395)	(3,757)
Other real estate owned	(701)	—
Purchase accounting	(7,355)	(6,737)
FDIC indemnification asset	(27,938)	(64,152)
Unrealized gains on available-for-sale investment securities	—	(24,972)
Unrealized gains on held-to-maturity securities	—	(2,177)
Other, net	(2,028)	(1,274)

Total deferred tax liabilities	(38,855)	(103,659)

Net deferred tax assets	$133,556	$116,316

The net deferred tax asset is included with other assets on the balance sheet. No valuation allowance was recorded at December 31, 2013 and 2012 because, based on current expectations, Old National believes it will generate sufficient income in future years to realize deferred tax assets. Old National has federal net operating loss carryforwards at December 31, 2013 and 2012 of $6.6 million and $9.3 million, respectively. This federal net operating loss was acquired from the recent acquisition of IBT. If not used, the federal net operating loss carryforwards will begin to expire in 2032. Old National has alternative minimum tax credit carryforwards at December 31, 2013 and 2012 of $21.3 million and $23.0 million, respectively. The alternative minimum tax credit carryforward does not expire. Old National has federal tax credit carryforwards of $0.4 million and $0 million for the years ended December 31, 2013 and 2012, respectively. The federal tax credits consist of new market tax credits that, if not used, will begin to expire in 2030. Old National has state net operating loss carryforwards totaling $32.3 million and $34.6 million at December 31, 2013 and 2012, respectively. If not used, the state net operating loss carryforwards will begin to expire in 2023.

Unrecognized Tax Benefits

Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2013	2012	2011
Balance at January 1	$3,953	$4,145	$4,553
Additions based on tax positions related to the current year	34	2	4
Reductions due to statute of limitations expiring	(140)	(194)	(412)

Balance at December 31	$3,847	$3,953	$4,145

Approximately $0.05 million of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods. The Company expects the total amount of unrecognized tax benefits to decrease by approximately $3.8 million in the next twelve months.

It is our policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts. We recorded interest and penalties in the income statement for the years ended December 31, 2013, 2012 and 2011 of $(0.2) million, $(0.1) million and $(0.2) million, respectively. The amount accrued for interest and penalties in the balance sheet at December 31, 2013 and 2012 was $1.1 million and $1.3 million, respectively.

Old National and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. The 2010 through 2013 tax years are open and subject to examination. In February 2014, the Company was notified that their 2011 federal tax return is under examination. The Company believes that their tax return was filed based on applicable statutes, regulations and case law in effect at the time.

In the third quarter of 2013, we reversed $0.38 million, including interest of $0.24 million not included in the table above, related to uncertain tax positions accounted for under FASB ASC 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) (“ASC Topic 740-10”). The positive $0.38 million income tax reversal relates to the 2009 statute of limitations expiring. The statute of limitations expired in the third quarter of 2013. As a result, we reversed a total of $0.38 million from its unrecognized tax benefit liability which includes $0.24 million of interest.

In the third quarter of 2012, we reversed $0.29 million, including interest of $0.1 million not included in the table above, related to uncertain tax positions accounted for under ASC Topic 740-10. The positive $0.29 million income tax reversal relates to the 2008 statute of limitations expiring. The statute of limitations expired in the third quarter of 2012. As a result, we reversed a total of $0.29 million from its unrecognized tax benefit liability which includes $0.1 million of interest.

In the third quarter of 2011, we reversed $0.62 million, including interest of $0.21 million not included in the table above, related to uncertain tax positions accounted for under ASC Topic 740-10. The positive $0.62 million income tax reversal relates to the 2007 statute of limitations expiring. The statute of limitations expired in the third quarter of 2011. As a result, we reversed a total of $0.62 million from its unrecognized tax benefit liability which includes $0.21 million of interest.

NOTE 14 - EMPLOYEE BENEFIT PLANS

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

Old National also maintains an unfunded pension restoration plan (the “Restoration Plan”) which provides benefits for eligible employees that are in excess of the limits under Section 415 of the Internal Revenue Code of 1986, as amended, that apply to the Retirement Plan. The Restoration Plan is designed to comply with the requirements of ERISA. The entire cost of the plan, which was also frozen as of December 31, 2005, is supported by contributions from Old National.

Old National uses a December 31 measurement date for its defined benefit pension plans. The following table presents the combined activity of our defined benefit plans:

(dollars in thousands)	2013	2012
Change in Projected Benefit Obligation
Balance at January 1	$48,728	$46,553
Interest cost	1,740	1,971
Benefits paid	(942)	(893)
Actuarial loss	(3,783)	3,697
Settlement	(4,422)	(2,600)

Projected Benefit Obligation at December 31	41,321	48,728

Change in Plan Assets
Fair value at January 1	37,550	36,339
Actual return on plan assets	5,320	4,140
Employer contributions	410	564
Benefits paid	(942)	(893)
Settlement	(4,422)	(2,600)

Fair value of Plan Assets at December 31	37,916	37,550

Funded status at December 31	(3,405)	(11,178)

Amounts recognized in the statement of financial position at December 31:
Accrued benefit liability	$(3,405)	$(11,178)

Net amount recognized	$(3,405)	$(11,178)

Amounts recognized in accumulated other comprehensive income at December 31:
Net actuarial loss	$10,530	$20,868

Total	$10,530	$20,868

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million.

The accumulated benefit obligation and the projected benefit obligation were equivalent for the defined benefit pension plans and were $41.3 million and $48.7 million at December 31, 2013 and 2012, respectively.

The net periodic benefit cost and its components were as follows for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Net Periodic Benefit Cost
Interest cost	$1,740	$1,971	$2,099
Expected return on plan assets	(2,202)	(2,345)	(2,704)
Recognized actuarial loss	2,318	4,027	2,755

Net periodic benefit cost	$1,856	$3,653	$2,150
Settlement cost	1,118	1,170	1,539

Total net periodic benefit cost	$2,974	$4,823	$3,689

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain)/loss	$(6,901)	$1,903	$9,172
Amortization of net actuarial loss	(2,318)	(4,027)	(2,755)
Settlement cost	(1,118)	(1,170)	(1,539)

Total recognized in Other Comprehensive Income	$(10,337)	$(3,294)	$4,878

Total recognized in net periodic benefit cost and other comprehensive income	$(7,363)	$1,529	$8,567

The weighted-average assumptions used to determine the benefit obligations as of the end of the years indicated and the net periodic benefit cost for the years indicated are presented in the table below. Because the plans are frozen, increases in compensation are not considered.

	2013	2012	2011
Benefit obligations:
Discount rate at the end of the period	4.75%	4.00%	4.55%
Net periodic benefit cost:
Discount rate at the beginning of the period	4.00%	4.55%	5.50%
Expected return on plan assets	7.50	7.50	8.00
Rate of compensation increase	N/A	N/A	N/A

The expected long-term rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan. The discount rate used reflects the expected future cash flow based on Old National’s funding valuation assumptions and participant data as of the beginning of the plan year. The expected future cash flow is discounted by the Principal Pension Discount yield curve as of December 31, 2013.

Old National’s asset allocation of the Retirement Plan as of year-end is presented in the following table. Old National’s Restoration Plan is unfunded.

	Expected	2013
Asset Category	Long-Term Rate of Return	Target Allocation	2013	2012	2011
Equity securities	9.00% - 9.50%	40 -70%	64%	61%	61%
Debt securities	4.00% - 5.85%	30 -60%	35	38	34
Cash equivalents	—	0 -15%	1	1	5

Total			100%	100%	100%

Our overall investment strategy is to achieve a mix of approximately 40% to 70% of equity securities, 30% to 60% of debt securities and 0% to 15% of cash equivalents. Fixed income securities and cash equivalents must meet minimum rating standards. Exposure to any particular company or industry is also limited. The investment policy is reviewed annually. There was no Old National stock in the plan as of December 31, 2013, 2012 and 2011, respectively.

The fair value of our plan assets are determined based on observable level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. The holdings of the plan are comprised of pooled separate accounts, except for one mutual fund in the Fixed Income category. As of December 31, 2013, the fair value of plan assets, by asset category, is as follows:

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Plan Assets
Large U.S. Equity	$16,245	$—	$16,245	$—
International Equity	8,120	—	8,120	—
Short-Term Fixed Income	102	—	102	—
Fixed Income	13,449	13,449	—	—

Total Plan Assets	$37,916	$13,449	$24,467	$—

As of December 31, 2012, the fair value of plan assets, by asset category, was as follows:

		Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Plan Assets
Large U.S. Equity	$14,979	$—	$14,979	$—
International Equity	7,979	—	7,979	—
Short-Term Fixed Income	461	—	461	—
Fixed Income	14,131	14,131	—	—

Total Plan Assets	$37,550	$14,131	$23,419	$—

As of December 31, 2013, expected future benefit payments related to Old National’s defined benefit plans were as follows:

(dollars in thousands)
2014	$8,800
2015	4,030
2016	3,530
2017	4,360
2018	2,622
Years 2019 - 2023	14,200

Old National expects to contribute cash of $0.6 million to the pension plans in 2014.

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

EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership and Savings Plan (401k) (the “401(k) Plan”) permits employees to participate the first month following one month of service. Effective as of April 1, 2010, we suspended safe harbor matching contributions to the 401(k) Plan. However, we may make discretionary matching contributions to the 401(k) Plan. For 2013, 2012 and 2011, we matched 50% of employee compensation deferral contributions, up to six percent of compensation. In addition to matching contributions, Old National may contribute to the 401(k) Plan an amount designated as a profit sharing contribution in the form of Old National stock or cash. Our Board of Directors designated no discretionary profit sharing contributions in 2013, 2012 or 2011. All contributions vest immediately and plan participants may elect to redirect funds among any of the investment options provided under the 401(k) plan. During the years ended December 31, 2013, 2012 and 2011, the number of Old National shares allocated to the 401(k) plan were 1.3 million, 1.4 million and 1.6 million, respectively. All shares owned through the (401(k) plan are included in the calculation of weighted-average shares outstanding for purposes of calculating diluted and basic earnings per share. Contribution expense under the 401(k) plan was $3.8 million in 2013, $3.4 million in 2012 and $3.2 million in 2011.

NOTE 15 – STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION

Our Amended and Restated 2008 Incentive Compensation Plan (the “ICP”), which was shareholder-approved, permits the grant of share-based awards to its employees. At December 31, 2013, 5.0 million shares were available for issuance. Since 2010, the granting of awards to key employees is typically in the form of restricted stock. We believe that such awards better align the interests of our employees with those of our shareholders. Total compensation cost that has been charged against income for the ICPs was $4.0 million, $3.3 million, and $3.4 million for 2013, 2012, and 2011, respectively. The total income tax benefit was $1.6 million, $1.3 million, and $1.4 million, respectively.

Restricted Stock Awards

Restricted stock awards require certain service-based or performance requirements and commonly have vesting periods of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.

A summary of changes in our nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2013	189	$11.79
Granted during the year	84	13.04
Vested during the year	(99)	11.76
Forfeited during the year	(2)	10.61

Nonvested balance at December 31, 2013	172	$12.44

As of December 31, 2013, there was $1.1 million of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.79 years. The total fair value of the shares vested during the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.9 million and $1.0 million, respectively. Included in 2012 is the reversal of $0.4 million of expense associated with certain performance based restricted stock grants.

During the third quarter of 2011, we modified the vesting eligibility of 10,000 shares of restricted stock issued to an employee. As a result of the modification, we reversed $0.1 million of expense for the year ended December 31, 2011. There were no restricted stock modifications during 2013 or 2012.

In connection with the acquisition of IBT on September 15, 2012, 15,000 unvested IBT restricted stock awards were converted to 29,000 unvested Old National restricted stock awards. These restricted stock awards vested December 31, 2012 upon the retirement of the participant with the remaining expense of $23,000 accelerated into the fourth quarter.

Restricted Stock Units

Restricted stock units require certain performance requirements and have vesting periods of 3 years. Compensation expense is recognized over the vesting period of the award based on the fair value of the stock at the date of issue adjusted for various performance conditions.

A summary of changes in our nonvested shares for the year follows:

		Weighted Average
	Number	Grant-Date
(shares in thousands)	Outstanding	Fair Value
Nonvested balance at January 1, 2013	536	$12.24
Granted during the year	295	11.84
Vested during the year	(110)	12.33
Forfeited during the year	(32)	15.11
Reinvested dividend equivalents	22	11.26

Nonvested balance at December 31, 2013	711	$11.87

As of December 31, 2013, 2012 and 2011, there was $3.2 million, $2.9 million and $2.4 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the ICP. The cost is expected to be recognized over a weighted-average period of 1.7 years. Included in 2013 is a net decrease to expense of $0.2 million related to our future vesting expectations of certain performance based restricted stock grants. Included in 2012 is a net increase to expense of $0.2 million related to our future vesting expectations of certain performance based restricted stock grants.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; these option awards have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.

Old National has not granted stock options since 2009. However, in connection with the acquisition of IBT on September 15, 2012, 0.2 million options for shares of IBT stock were converted to 0.3 million options for shares of Old National stock. Old National recorded no incremental expense associated with the conversion of these options. In connection with the acquisition of Monroe Bancorp on January 1, 2011, 0.3 million options for shares of Monroe Bancorp stock were converted to 0.3 million options for shares of Old National stock. Old National recorded no incremental expense associated with the conversion of these options.

A summary of the activity in the stock option plan for 2013 follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
(shares in thousands)	Shares	Price	Term in Years	(in thousands)
Outstanding, January 1	3,371	$18.91
Granted	—	—
Acquired	—	—
Exercised	(99)	11.68
Forfeited/expired	(1,928)	20.64

Outstanding, December 31	1,344	$16.96	2.66	$845.6

Options exercisable at end of year	1,344	$16.96	2.66	$845.6

Information related to the stock option plan during each year follows:

(dollars in thousands)	2013	2012	2011
Intrinsic value of options exercised	$282	$256	$175
Cash received from option exercises	1,159	716	140
Tax benefit realized from option exercises	45	72	—

As of December 31, 2013, all options were fully vested and all compensation costs had been expensed.

NOTE 16—OUTSIDE DIRECTOR STOCK COMPENSATION PROGRAM

Old National maintains a director stock compensation program covering all outside directors. Compensation shares are earned semi-annually. A maximum of 165,375 shares of common stock is available for issuance under this program. As of December 31, 2013, Old National had issued 95,597 shares under this program.

NOTE 17—SHAREHOLDERS’ EQUITY

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Old National has a dividend reinvestment and stock purchase plan under which common shares issued may be either repurchased shares or authorized and previously unissued shares. A new plan became effective on August 16, 2012, with total authorized and unissued common shares reserved for issuance of 3.3 million. In 2013, 2012 and 2011, no shares were issued related to these plans. As of December 31, 2013, 3.3 million authorized and unissued common shares were reserved for issuance under these plans.

EMPLOYEE STOCK PURCHASE PLAN

Old National has an employee stock purchase plan under which eligible employees can purchase common shares at a price not less than 95% of the fair market value of the common shares on the purchase date. The amount of common shares purchased can not exceed ten percent of the employee’s compensation. The maximum number of shares that may be purchased under this plan is 500,000 shares. In 2013, 22,000 shares were issued related to this plan with proceeds of approximately $290,000. In 2012, 21,000 shares were issued related to this plan with proceeds of approximately $254,000.

NOTE 18—FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,566	$3,566	$—	$—
Investment securities available-for-sale:
U.S. Treasury	13,113	13,113	—	—
U.S. Government-sponsored entities and agencies	435,588	—	435,588	—
Mortgage-backed securities—Agency	1,289,258	—	1,289,258	—
Mortgage-backed securities—Non-agency	17,412	—	17,412	—
States and political subdivisions	268,795	—	268,126	669
Pooled trust preferred securities	8,037	—	—	8,037
Other securities	339,988	31,254	308,734	—
Residential loans held for sale	7,705	—	7,705	—
Derivative assets	22,087	—	22,087	—
Financial Liabilities
Derivative liabilities	19,723	—	19,723	—

		Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,097	$3,097	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,841	11,841	—	—
U.S. Government-sponsored entities and agencies	517,325	—	517,325	—
Mortgage-backed securities—Agency	1,163,788	—	1,163,788	—
Mortgage-backed securities—Non-agency	30,196	—	30,196	—
States and political subdivisions	577,324	—	576,340	984
Pooled trust preferred securities	9,359	—	—	9,359
Other securities	190,951	32,762	158,189	—
Residential loans held for sale	12,591	—	12,591	—
Derivative assets	36,512	—	36,512	—
Financial Liabilities
Derivative liabilities	30,010	—	30,010	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2013:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	17	5
Sales/payments received	(2,929)	—
Matured securities	—	(320)
Credit loss write-downs	(1,000)	—
Increase/(decrease) in fair value of securities	2,590	—

Ending balance, December 31, 2013	$8,037	$669

Included in the income statement is $22,000 of income included in interest income from the accretion of discounts on securities and $1.0 million of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

$32.8 million of mutual fund securities were transferred to Level 1 as of December 31, 2012 because Old National could obtain quoted prices for the securities.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2012:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2012	$7,327	$1,306
Accretion/(amortization) of discount or premium	17	7
Payments received	(87)	—
Matured securities	—	(329)
Increase/(decrease) in fair value of securities	(476)	—
Transfer in at December 31	2,578	—

Ending balance, December 31, 2012	$9,359	$984

Included in the income statement is $24,000 of income included in interest income from the accretion of discounts on securities and $476,000 of credit losses included in noninterest income. The increase in fair value is reflected in the balance sheet as an increase in the fair value of investment securities available-for sale, an increase in accumulated other comprehensive income, which is included in shareholders’ equity, and a decrease in other assets related to the tax impact.

$1.3 million of state and political subdivision securities were transferred to Level 3 as of December 31, 2011 because Old National could no longer obtain evidence of observable inputs.

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2013	Techniques	Input	Average)
Pooled trust preferred securities	$8,037	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	1.9% – 9.6% (4.5%)
			Expected asset recoveries (c)	1.7% – 9.6% (3.2%)
State and political subdivision securities	669	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. Three of the four pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	—	—	$9,224
Commercial real estate loans	7,851	—	—	7,851
Foreclosed Assets
Commercial real estate	9,069	—	—	9,069
Residential	283	—	—	283

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $25.4 million, with a valuation allowance of $8.3 million at December 31, 2013. Old National recorded $6.9 million of provision expense associated with these loans in 2013.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $9.4 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $2.4 million in 2013.

During the second quarter of 2013, finance leases of $11.6 million were transferred from the commercial loan category at fair value, which was the offer price, and a loss of $0.2 million was recognized. The finance leases were sold during the third quarter of 2013.

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

The tables below provide quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2013	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% – 75% (24%)
Commercial real estate loans	7,851	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 54% (30%)
Foreclosed Assets
Commercial real estate	9,069	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Residential	283	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 45% (25%)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2012	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$14,159	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% – 50% (25%)
Commercial real estate loans	13,111	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Foreclosed Assets
Commercial real estate	24,032	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 40% (25%)
Residential	471	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% – 45% (25%)

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

Financial instruments recorded using fair value option

Under FASB ASC 825-10, we may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.

We have elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement is $365 thousand of interest income for residential loans held for sale for the year ended December 31, 2013. Included in the income statement is $193 thousand of interest income for residential loans held for sale for the year ended December 31, 2012.

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

As of December 31, 2013, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$7,705	$128	$7,577

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the twelve months ended December 31, 2013:

Changes in Fair Value for the Twelve Months ended December 31, 2013, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$(224)	$—	$(2)	$(226)

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
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$253	$2	$—	$255

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at December 31, 2013 and 2012, respectively, are as follows:

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$206,723	$206,723	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	170,621	—	178,370	—
Mortgage-backed securities—Agency	35,443	—	36,349	—
State and political subdivisions	556,607	—	566,039	—
Federal Home Loan Bank stock	40,584	—	40,584	—
Loans, net (including covered loans):
Commercial	1,386,185	—	—	1,414,184
Commercial real estate	1,220,417	—	—	1,273,070
Residential real estate	1,384,183	—	—	1,475,710
Consumer credit	1,045,034	—	—	1,058,021
FDIC indemnification asset	88,513	—	—	55,368
Accrued interest receivable	50,205	42	20,708	29,455
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,026,490	$2,026,490	$—	$—
NOW, savings and money market deposits	4,166,438	4,166,438	—	—
Time deposits	1,017,975	—	1,028,043	—
Short-term borrowings:
Federal funds purchased	115,103	115,103	—	—
Repurchase agreements	347,229	347,226	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	17,605	—
Repurchase agreements	50,000	—	52,633	—
Federal Home Loan Bank advances	447,856	—	—	485,759
Capital lease obligation	4,157	—	5,245	—
Accrued interest payable	1,877	—	1,877	—
Standby letters of credit	380	—	—	380
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,648

		Fair Value Measurements at December 31, 2012 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$264,060	$264,060	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	173,936	—	188,263	—
Mortgage-backed securities—Agency	56,612	—	58,919	—
State and political subdivisions	169,282	—	183,021	—
Other securities	2,998	—	2,998	—
Federal Home Loan Bank stock	37,927	—	37,927	—
Loans, net (including covered loans):
Commercial	1,377,817	—	—	1,424,103
Commercial real estate	1,407,420	—	—	1,475,066
Residential real estate	1,356,922	—	—	1,458,672
Consumer credit	999,672	—	—	1,030,990
FDIC indemnification asset	116,624	—	—	106,976
Accrued interest receivable	46,979	43	20,701	26,235
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,007,770	$2,007,770	$—	$—
NOW, savings and money market deposits	3,989,902	3,989,902	—	—
Time deposits	1,281,281	—	1,308,111	—
Short-term borrowings:
Federal funds purchased	231,688	231,688	—	—
Repurchase agreements	358,127	358,123	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	16,255	—
Repurchase agreements	50,000	—	53,422	—
Federal Home Loan Bank advances	155,323	—	—	170,664
Capital lease obligation	4,211	—	5,657	—
Accrued interest payable	3,308	—	3,308	—
Standby letters of credit	357	—	—	357
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,305

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

Federal Home Loan Bank Stock: Old National Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB (Level 2).

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

FDIC indemnification asset: The loss sharing asset was measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should we choose to dispose of the assets. Fair value was originally estimated using projected cash flows related to the loss sharing agreement based on the expected reimbursements for losses and the applicable loss sharing percentage and these projected cash flows are updated with the cash flow estimates on covered assets. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC (Level 3).

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

Off-balance sheet financial instruments: Fair values for off-balance sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements. For further information regarding the amounts of these financial instruments, see Notes 20 and 21.

NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $464.5 million and $41.0 million at December 31, 2013 and December 31, 2012, respectively. The December 31, 2013 balances consist of $39.5 million notional amount of receive-fixed interest rate swaps and $425.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. The December 31, 2012 balances consist of $41.0 million notional amount of receive-fixed interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2013, the notional amount of the interest rate lock commitments and forward commitments were $10.5 million and $17.2 million, respectively. At December 31, 2012, the notional amount of the interest rate lock commitments and forward commitments were $23.4 million and $32.0 million, respectively. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $436.8 million and $436.8 million, respectively, at December 31, 2013. At December 31, 2012, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $456.1 million and $456.1 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. Old National’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. There are provisions in our agreements with the counterparties that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed thresholds are collateralized. In addition, we minimize credit risk through credit approvals, limits, and monitoring procedures.

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	December 31, 2013		December 31, 2012
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,545	Other assets	$6,458

Total derivatives designated as hedging instruments		$3,545		$6,458

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$18,279	Other assets	$29,475
Mortgage contracts	Other assets	263	Other assets	579

Total derivatives not designated as hedging instruments		$18,542		$30,054

Total derivatives		$22,087		$36,512

	Liability Derivatives
	December 31, 2013		December 31, 2012
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,218	Other liabilities	$—

Total derivatives designated as hedging instruments		$1,218		$—

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$18,505	Other liabilities	$29,909
Mortgage contracts	Other liabilities	—	Other liabilities	101

Total derivatives not designated as hedging instruments		$18,505		$30,010

Total derivatives		$19,723		$30,010

The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2013 and 2012 are as follows:

		Year ended	Year ended
(dollars in thousands)		December 31, 2013	December 31, 2012
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$1,748	$2,114
Interest rate contracts (2)	Other income / (expense)	(33)	677

Total		$1,715	$2,791

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$—	$241

Total		$—	$241

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$209	$143
Mortgage contracts	Mortgage banking revenue	(215)	261

Total		$(6)	$404

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

NOTE 20—COMMITMENTS AND CONTINGENCIES

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

In November 2002, several beneficiaries of certain trusts filed a complaint against Old National and Old National Trust Company in the United States District Court for the Western District of Kentucky relating to the administration of the trusts in 1997. This litigation was fully and finally settled in the first quarter of 2012. We had previously accrued $2 million in the third quarter of 2011 in anticipation of negotiating the final settlement and resolution of the matter. The matter was fully settled for the amount of the accrual. However, a portion of the settlement funds were put temporarily in escrow to account for uncertain contingencies. These funds, less contingencies (if any), were released to the beneficiaries in December 2012 pursuant to the terms of the settlement agreement.

In November 2010, Old National was named in a class action lawsuit in Vanderburgh Circuit Court challenging our checking account practices associated with the assessment of overdraft fees. The theory set forth by plaintiffs in this case is similar to other class action complaints filed against other financial institutions in recent years and settled for substantial amounts. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which named additional plaintiffs and amended certain claims. The plaintiffs seek damages and other relief, including restitution. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which was subsequently denied by the Court. On September 7, 2012, the plaintiffs filed a motion for class certification, which was granted on March 20, 2013, and provides for a class of “All Old National Bank customers in the State of Indiana who had one or more consumer accounts and who, within the applicable statutes of limitation through August 15, 2010, incurred an overdraft fee as a result of Old National Bank’s practice of sequencing debit card and ATM transactions from highest to lowest.” Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied. Old National does not believe there is a cause of action under Indiana law to support the plaintiffs’ claims. Accordingly, on June 11, 2013, Old National moved for summary judgment. On September 16, 2013, a hearing was held on the summary judgment motion and on September 27, 2013, the Court ordered the parties to mediation and informed the parties that “Court will be denying the motion for summary judgment upon receiving the report of the mediator.”

The parties subsequently met on January 30, 2014 with the mediator and were unable to reach an agreement to resolve the dispute. The parties have agreed to meet again with the mediator at a mutually agreed upon date. The case is not currently set for trial. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

LEASES

Old National rents certain premises and equipment under operating leases, which expire at various dates. Many of these leases require the payment of property taxes, insurance premiums, maintenance and other costs. In some cases, rentals are subject to increase in relation to a cost-of-living index. 118 of Old National’s 169 total financial centers are subject to operating leases while 51 are owned. The leases have original terms ranging from less than one year to twenty-four years, and Old National has the right, at its option, to extend the term of certain leases for four additional successive terms of five years. We do not have any material sub-lease agreements.

Total rental expense was $29.1 million in 2013, $32.0 million in 2012 and $33.7 million in 2011. The following is a summary of future minimum lease commitments as of December 31, 2013:

(dollars in thousands)
2014	$31,365
2015	30,922
2016	30,720
2017	30,569
2018	29,664
Thereafter	234,255

Total	$387,495

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.271 billion and standby letters of credit of $62.0 million at December 31, 2013. At December 31, 2013, approximately $1.205 billion of the loan commitments had fixed rates and $66 million had floating rates, with the fixed interest rates ranging from 0% to 21%. At December 31, 2012, loan commitments were $1.253 billion and standby letters of credit were $63.4 million. These commitments are not reflected in the consolidated financial statements. At December 31, 2013 and 2012, the balance of the allowance for credit losses on unfunded loan commitments was $2.7 million and $4.0 million, respectively.

At December 31, 2013 and 2012, Old National had credit extensions of $15.6 million and $13.3 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At December 31, 2013 and 2012, the unsecured portion was $3.2 million and $2.1 million respectively.

NOTE 21 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires us to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At December 31, 2013, the notional amount of standby letters of credit was $62.0 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2012, the notional amount of standby letters of credit was $63.4 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap has a notional amount of $8.0 million at December 31, 2013.

NOTE 22—REGULATORY RESTRICTIONS

RESTRICTIONS ON CASH AND DUE FROM BANKS

Old National’s affiliate bank is required to maintain reserve balances on hand and with the Federal Reserve Bank which are interest bearing and unavailable for investment purposes. The reserve balances at December 31 were $50.3 million in 2013 and $47.5 million in 2012. In addition, Old National had $0.8 million and $1.1 million as of December 31, 2013 and 2012, respectively, in cash and due from banks which was held as collateral for collateralized swap positions.

RESTRICTIONS ON TRANSFERS FROM AFFILIATE BANK

Regulations limit the amount of dividends an affiliate bank can declare in any year without obtaining prior regulatory approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. During the first quarter of 2009, Old National Bank received permission to pay a $40 million dividend. Old National used the cash obtained from the dividend to repurchase the $100 million of non-voting preferred shares from the U.S. Treasury. As a result of this special dividend, Old National Bank required approval of regulatory authority for the payment of dividends to Old National during 2010 and 2011. Prior regulatory approval to pay dividends was not required in 2012 or 2013 and is not currently required.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

Old National has traditionally paid a quarterly dividend to common stockholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Old National’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

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

At December 31, 2013, Old National and Old National Bank exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory notification. To be categorized as well-capitalized, Old National Bank must maintain minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios.

The following table summarizes capital ratios for Old National and Old National Bank as of December 31:

			For Capital		For Well
	Actual		Adequacy Purposes		Capitalized Purposes
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
2013
Total capital to risk-weighted assets
Old National Bancorp	$871,076	15.19%	$458,717	8.00%	$	N/A	N/A	%
Old National Bank	720,313	12.67	454,685	8.00		568,356	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	821,281	14.32	229,358	4.00		N/A	N/A
Old National Bank	670,518	11.80	227,342	4.00		341,014	6.00
Tier 1 capital to average assets
Old National Bancorp	821,281	8.92	368,092	4.00		N/A	N/A
Old National Bank	670,518	7.35	364,793	4.00		455,992	5.00

2012
Total capital to risk-weighted assets
Old National Bancorp	$823,594	14.69%	$448,390	8.00%	$	N/A	N/A	%
Old National Bank	732,081	13.14	445,574	8.00		556,968	10.00
Tier 1 capital to risk-weighted assets
Old National Bancorp	764,224	13.63	224,195	4.00		N/A	N/A
Old National Bank	672,710	12.08	222,787	4.00		334,181	6.00
Tier 1 capital to average assets
Old National Bancorp	764,224	8.53	358,493	4.00		N/A	N/A
Old National Bank	672,710	7.57	355,633	4.00		444,541	5.00

NOTE 23—PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements of Old National:

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012
Assets
Deposits in affiliate bank	$75,637	$39,262
Trading securities—at fair value	3,566	3,097
Investment securities—available for sale	2,025	1,826
Investment in affiliates:
Banking subsidiaries	989,585	1,073,721
Non-banks	42,706	43,067
Other assets	103,423	85,540

Total assets	$1,216,942	$1,246,513

Liabilities and Shareholders’ Equity
Other liabilities	$29,564	$27,287
Other borrowings	24,738	24,661
Shareholders’ equity	1,162,640	1,194,565

Total liabilities and shareholders’ equity	$1,216,942	$1,246,513

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Income
Dividends from affiliates	$116,073	$53,042	$19,670
Net securities gains	416	165	20
Other income	1,864	1,710	1,372
Other income (loss) from affiliates	138	153	(1)

Total income	118,491	55,070	21,061

Expense
Interest on borrowings	624	786	1,270
Other expenses	11,228	14,270	9,572

Total expense	11,852	15,056	10,842

Income before income taxes and equity in undistributed earnings of affiliates	106,639	40,014	10,219
Income tax benefit	(4,044)	(5,909)	(3,819)

Income before equity in undistributed earnings of affiliates	110,683	45,923	14,038
Equity in undistributed earnings of affiliates	(9,763)	45,752	58,422

Net Income	$100,920	$91,675	$72,460

OLD NATIONAL BANCORP (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$100,920	$91,675	$72,460

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8	15	31
Net securities (gains) losses	(416)	(134)	(20)
Stock compensation expense	3,958	3,317	3,436
(Increase) decrease in other assets	(17,972)	9,056	(4,927)
(Decrease) increase in other liabilities	3,095	(496)	3,628
Equity in undistributed earnings of affiliates	9,763	(45,752)	(58,422)

Total adjustments	(1,564)	(33,994)	(56,274)

Net cash flows provided by operating activities	99,356	57,681	16,186

Cash Flows From Investing Activities
Cash and cash equivalents of acquisitions	—	1	447
Purchases of investment securities	(53)	(147)	—
Proceeds from sales of investment securities available-for-sale	—	—	1,081
Net payments from (advances to) affiliates	—	—	18,886
Purchases of premises and equipment	(60)	(173)	—

Net cash flows provided by (used in) investing activities	(113)	(319)	20,414

Cash Flows From Financing Activities
Payments related to retirement of debt	—	(16,000)	—
Cash dividends paid on common stock	(40,278)	(34,657)	(26,513)
Common stock repurchased	(24,292)	(3,990)	(1,526)
Common stock reissued under stock option, restricted stock and stock purchase plans	1,412	717	140
Common stock issued	290	254	222

Net cash flows provided by (used in) financing activities	(62,868)	(53,676)	(27,677)

Net increase (decrease) in cash and cash equivalents	36,375	3,686	8,923
Cash and cash equivalents at beginning of period	39,262	35,576	26,653

Cash and cash equivalents at end of period	$75,637	$39,262	$35,576

NOTE 24—SEGMENT INFORMATION

Our business segments are defined as Banking, Insurance, Wealth Management, and Other and are described below:

Banking

The banking segment provides a wide range of financial products and services to consumers and businesses. Loan products include commercial, commercial real estate, mortgage and other consumer loans. Deposit products include checking, savings, and time deposit accounts. This segment also provides cash management, brokerage and investment services. Products and services are delivered to customers in the states of Indiana, Kentucky, Illinois and Michigan through our branch locations, ATMs, on-line banking services, 24-hour telephone banking, client care call center, and a mobile banking service.

Insurance

The insurance segment offers full-service insurance brokerage services including commercial property and casualty, surety, loss control services, employee benefits consulting and administration, and personal insurance. Our agencies offer products that are issued and underwritten by various insurance companies not affiliated with us. In addition, we have two affiliated third party claims management companies that do fee for service claims handling for self-insured clients.

Wealth Management

The wealth management segment includes private banking, trust services, and investment advisory services. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. This segment is focused on assisting high-net-worth individuals and families in building and preserving their wealth.

Other

Other Corporate Administrative units such as Human Resources or Finance, provide a wide-range of support to our other income earning segments. Expenses incurred by these support units are charged to the business segments through an internal cost allocation process, which may not be comparative to that of other companies. The other segment includes the unallocated portion of other corporate support functions, the elimination of intercompany transactions and our Corporate Treasury unit. Corporate Treasury activities consist of corporate asset and liability management. This unit’s assets and liabilities (and related interest income and expense) consist of investment securities, corporate-owned life insurance, and certain borrowings.

As of December 31, 2013, Old National changed the composition of its reportable segments to those described above and restated all periods presented. Selected business segment financial information as of and for the years ended December 31, 2013, 2012, and 2011 were as follows:

SEGMENT INFORMATION

			Wealth
(dollars in thousands)	Banking	Insurance	Management	Other	Total
2013
Net interest income	$317,869	$15	$44	$(504)	$317,424
Noninterest income	119,795	38,657	24,158	2,148	184,758
Noncash items:
Depreciation and software amortization	12,060	142	22	299	12,523
Provision for loan losses	(2,319)	—	—	—	(2,319)
Amortization of intangibles	5,759	1,673	730	—	8,162
Income tax expense (benefit)	43,114	1,052	1,375	(3,944)	41,597
Segment profit	102,097	1,925	2,168	(5,270)	100,920
Segment assets	9,431,228	65,328	15,121	70,067	9,581,744

2012
Net interest income	$309,259	$21	$62	$(585)	$308,757
Noninterest income	129,202	36,732	22,208	1,674	189,816
Noncash items:
Depreciation and software amortization	11,837	271	32	964	13,104
Provision for loan losses	5,030	—	—	—	5,030
Amortization of intangibles	5,495	1,841	605	—	7,941
Income tax expense (benefit)	39,430	1,397	1,139	(5,856)	36,110
Segment profit	95,146	1,755	1,736	(6,962)	91,675
Segment assets	9,399,444	62,956	13,837	67,386	9,543,623

2011
Net interest income	$274,063	$18	$77	$(1,285)	$272,873
Noninterest income	124,254	36,624	21,120	885	182,883
Noncash items:
Depreciation and software amortization	10,750	325	37	1,024	12,136
Provision for loan losses	7,473	—	—	—	7,473
Amortization of intangibles	6,570	1,785	474	—	8,829
Income tax expense (benefit)	30,222	1,208	(253)	(3,875)	27,302
Segment profit	76,781	1,866	(480)	(5,707)	72,460
Segment assets	8,472,196	62,321	14,910	60,256	8,609,683

Net interest income and net profit in the Banking segment benefitted over the years from the acquisitions discussed in Note 2 to these financial statements. The level of net securities gains explains the majority of fluctuations in Non-interest income during these periods.

NOTE 25—INTERIM FINANCIAL DATA (UNAUDITED)

The following table details the quarterly results of operations for the years ended December 31, 2013 and 2012.

INTERIM FINANCIAL DATA

(unaudited, dollars	Quarters Ended 2013				Quarters Ended 2012
and shares in thousands,	December	September	June	March	December	September	June	March
except per share data)	31	30	30	31	31	30	30	31
Interest income	$86,132	$83,894	$85,682	$86,102	$92,400	$82,772	$85,264	$84,263
Interest expense	4,945	5,898	6,491	7,052	8,039	8,622	9,291	9,990

Net interest income	81,187	77,996	79,191	79,050	84,361	74,150	75,973	74,273
Provision for loan losses	2,253	(1,724)	(3,693)	845	2,181	400	393	2,056
Noninterest income	44,444	47,755	46,244	46,315	51,274	40,867	48,542	49,133
Noninterest expense	88,227	96,658	86,916	90,183	99,425	89,019	86,027	91,287

Income before income taxes	35,151	30,817	42,212	34,337	34,029	25,598	38,095	30,063
Income tax expense	10,602	6,869	13,734	10,392	11,020	5,861	10,889	8,340

Net income	$24,549	$23,948	$28,478	$23,945	$23,009	$19,737	$27,206	$21,723

Net income per share :
Basic	$0.24	$0.24	$0.28	$0.24	$0.23	$0.20	$0.29	$0.23
Diluted	0.25	0.23	0.28	0.24	0.23	0.20	0.29	0.23

Average shares
Basic	100,153	100,645	100,981	101,081	101,069	95,690	94,514	94,445
Diluted	100,718	101,131	101,352	101,547	101,550	96,125	94,871	94,833

Quarterly results, most notably interest income, noninterest income and noninterest expense, were impacted by the acquisition of IBT on September 15, 2012 and 24 bank branches from Bank of America on July 12, 2013.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013. The applicable information appearing in the Proxy Statement for the 2014 annual meeting is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013. The applicable information appearing in our Proxy Statement for the 2014 annual meeting is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report, (with the exception of the “Equity Compensation Plan Information”, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013. The applicable information appearing in the Proxy Statement for the 2014 annual meeting is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013. The applicable information appearing in the Proxy Statement for the 2014 annual meeting is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as Old National will file with the Commission its definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2013. The applicable information appearing in the Proxy Statement for the 2014 annual meeting is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2013 and 2012

Consolidated Statements of Income—Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity -Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The schedules for Old National and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number

2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2(a)	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2(b)	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

2(c)	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2(d)	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

3(a)	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3(b)	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

4	Instruments Defining Rights of Security Holders, Including Indentures.

4(a)	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4(b)	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4(c)	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4(d)	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10	Material Contracts

(a)	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(b)	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(c)	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(d)	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(e)	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(f)	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(g)	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

(h)	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

(i)	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

(j)	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

(k)	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

(l)	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(m)	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(n)	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

(o)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(p)	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(q)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(r)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(s)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(t)	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

(u)	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

(v)	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

(w)	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

(x)	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

(y)	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

(z)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

(aa)	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

(ab)	Form of Employment Agreement for Barbara A. Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 2011).*

(ac)	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ad)	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(ae)	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

(af)	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ag)	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ah)	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(ai)	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

(aj)	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

(ak)	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

(al)	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

(am)	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

(an)	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

(ao)	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

(ap)	Form of 2014 Performance Units Award Agreement between Old National and certain key associates is filed herewith.*

(aq)	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates is filed herewith.*

21	Subsidiaries of Old National Bancorp

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Annual Report on Form 10-K Report for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Old National has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD NATIONAL BANCORP

By:	/s/ Robert G. Jones	Date: February 25, 2014
Robert G. Jones,
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2014, by the following persons on behalf of Old National and in the capacities indicated.

By:	/s/ Alan W. Braun	By:	/s/ Robert G. Jones
	Alan W. Braun, Director		Robert G. Jones,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Larry E. Dunigan
	Larry E. Dunigan,	By:	/s/ Randall T. Shepard
	Chairman of the Board of Directors		Randall T. Shepard, Director

By:	/s/ Niel C. Ellerbrook
	Niel C. Ellerbrook, Director	By:	/s/ Rebecca S. Skillman
Rebecca S. Skillman, Director

By:	/s/ Andrew E. Goebel
	Andrew E. Goebel, Director	By:	/s/ Kelly N. Stanley
Kelly N. Stanley, Director

By:	/s/ Phelps L. Lambert
	Phelps L. Lambert, Director	By:	/s/ Linda E. White
Linda E. White, Director

By:	/s/ Arthur H. McElwee Jr.
	Arthur H. McElwee Jr., Director	By:	/s/ Christopher A. Wolking
Christopher A. Wolking,
By:	/s/ James T. Morris		Senior Executive Vice President
	James T. Morris, Director		Financial Officer (Principal Financial Officer)

		By:	/s/ Joan M. Kissel
Joan M. Kissel,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)