Form 10-Q
period 2014-03-31
OLD NATIONAL BANCORP /IN/
filed 2014-05-02
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 100,084,000 shares outstanding at March 31, 2014.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(dollars and shares in thousands, except per share data)	2014	2013	2013
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$197,446	$190,606	$133,939
Money market and other interest-earning investments	17,078	16,117	19,964

Total cash and cash equivalents	214,524	206,723	153,903
Trading securities - at fair value	3,681	3,566	3,217
Investment securities - available-for-sale, at fair value
U.S. Treasury	15,697	13,113	11,582
U.S. Government-sponsored entities and agencies	490,080	435,588	404,740
Mortgage-backed securities	1,246,408	1,306,670	1,548,011
States and political subdivisions	251,839	268,795	665,339
Other securities	365,040	348,035	218,738

Total investment securities - available-for-sale	2,369,064	2,372,201	2,848,410
Investment securities - held-to-maturity, at amortized cost (fair value $812,914, $780,758 and $423,325 respectively)	779,294	762,734	392,379
Federal Home Loan Bank stock, at cost	40,584	40,584	37,927
Residential loans held for sale, at fair value	6,169	7,705	14,583
Loans:
Commercial	1,367,486	1,373,415	1,315,136
Commercial real estate	1,156,593	1,160,890	1,230,310
Residential real estate	1,356,233	1,359,569	1,352,679
Consumer credit, net of unearned income	997,808	971,258	887,520
Covered loans, net of discount	194,161	217,832	326,397

Total loans	5,072,281	5,082,964	5,112,042
Allowance for loan losses	(41,539)	(41,741)	(47,313)
Allowance for loan losses - covered loans	(6,014)	(5,404)	(6,168)

Net loans	5,024,728	5,035,819	5,058,561

FDIC indemnification asset	65,699	88,513	109,861
Premises and equipment, net	108,866	108,306	89,847
Accrued interest receivable	48,764	50,205	46,575
Goodwill	352,729	352,729	338,820
Other intangible assets	24,120	25,957	26,695
Company-owned life insurance	276,956	275,121	272,273
Assets held for sale	9,043	9,056	10,353
Other real estate owned and repossessed personal property	7,629	7,562	9,103
Other real estate owned - covered	12,918	13,670	26,114
Other assets	200,012	221,293	235,070

Total assets	$9,544,780	$9,581,744	$9,673,691

Liabilities
Deposits:
Noninterest-bearing demand	$2,047,664	$2,026,490	$1,973,265
Interest-bearing:
NOW	1,789,167	1,775,938	1,691,231
Savings	2,014,574	1,941,652	1,916,880
Money market	445,953	448,848	294,744
Time	960,804	1,017,975	1,190,199

Total deposits	7,258,162	7,210,903	7,066,319
Short-term borrowings	410,128	462,332	644,021
Other borrowings	506,782	556,388	536,798
Accrued expenses and other liabilities	184,471	189,481	226,888

Total liabilities	8,359,543	8,419,104	8,474,026

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	0	0	0
Common stock, $1 stated value, 150,000 shares authorized, 100,084, 99,859 and 101,367 shares issued and outstanding, respectively	100,084	99,859	101,367
Capital surplus	900,665	900,254	917,064
Retained earnings	222,418	206,993	160,416
Accumulated other comprehensive income (loss), net of tax	(37,930)	(44,466)	20,818

Total shareholders’ equity	1,185,237	1,162,640	1,199,665

Total liabilities and shareholders’ equity	$9,544,780	$9,581,744	$9,673,691

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2014	2013
Interest Income
Loans including fees:
Taxable	$64,957	$64,218
Nontaxable	2,509	2,179
Investment securities
Taxable	15,769	15,142
Nontaxable	5,024	4,550
Money market and other interest-earning investments	6	13

Total interest income	88,265	86,102

Interest Expense
Deposits	3,283	5,268
Short-term borrowings	67	267
Other borrowings	1,437	1,517

Total interest expense	4,787	7,052

Net interest income	83,478	79,050
Provision for loan losses	37	845

Net interest income after provision for loan losses	83,441	78,205

Noninterest Income
Wealth management fees	5,792	5,656
Service charges on deposit accounts	11,134	11,098
Debit card and ATM fees	5,736	5,798
Mortgage banking revenue	630	1,273
Insurance premiums and commissions	11,962	10,943
Investment product fees	3,868	3,583
Company-owned life insurance	1,467	1,644
Net securities gains	559	1,019
Total other-than-temporary impairment losses	(100)	0
Loss recognized in other comprehensive income	0	0

Impairment losses recognized in earnings	(100)	0
Gain (loss) on derivatives	179	(12)
Recognition of deferred gain on sale leaseback transactions	1,524	1,584
Gain on branch divestitures - deposit premium	0	2,244
Change in FDIC indemnification asset	(7,343)	(2,302)
Other income	5,155	3,787

Total noninterest income	40,563	46,315

Noninterest Expense
Salaries and employee benefits	51,380	50,960
Occupancy	10,942	12,084
Equipment	3,014	2,898
Marketing	2,185	1,205
Data processing	5,584	5,232
Communication	2,611	2,566
Professional fees	3,682	3,669
Loan expense	1,317	1,616
Supplies	653	569
FDIC assessment	1,441	1,652
Other real estate owned expense	758	1,014
Amortization of intangibles	1,837	2,525
Other expense	2,848	4,193

Total noninterest expense	88,252	90,183

Income before income taxes	35,752	34,337
Income tax expense	9,242	10,392

Net income	$26,510	$23,945

Net income per common share - basic	$0.27	$0.24
Net income per common share - diluted	0.26	0.24

Weighted average number of common shares outstanding-basic	99,797	101,081
Weighted average number of common shares outstanding-diluted	100,325	101,547

Dividends per common share	$0.11	$0.10

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013
Net income	$26,510	$23,945
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	12,055	(13,783)
Reclassification adjustment for securities gains realized in income	(559)	(1,019)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	100	0
Income tax effect	(4,463)	5,409

Unrealized gains on available-for-sale securities	7,133	(9,393)
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	397	(177)
Income tax effect	(127)	71

Changes from securities held-to-maturity	270	(106)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(1,937)	0
Income tax effect	737	0

Changes from cash flow hedges	(1,200)	0
Defined benefit pension plans:
Amortization of net loss recognized in income	352	860
Income tax effect	(19)	(344)

Changes from defined benefit pension plans	333	516

Other comprehensive income (loss), net of tax	6,536	(8,983)

Comprehensive income (loss)	$33,046	$14,962

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Shareholders’
(dollars and shares in thousands)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	0	0	23,945	0	23,945
Other comprehensive income (loss)	0	0	0	(8,983)	(8,983)
Dividends - common stock	0	0	(10,124)	0	(10,124)
Common stock issued	6	61	0	0	67
Common stock repurchased	(87)	(1,088)	0	0	(1,175)
Stock based compensation expense	0	1,023	0	0	1,023
Stock activity under incentive comp plans	269	150	(72)	0	347

Balance, March 31, 2013	$101,367	$917,064	$160,416	$20,818	$1,199,665

Balance, December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	0	0	26,510	0	26,510
Other comprehensive income (loss)	0	0	0	6,536	6,536
Dividends - common stock	0	0	(10,997)	0	(10,997)
Common stock issued	5	73	0	0	78
Common stock repurchased	(116)	(1,460)	0	0	(1,576)
Stock based compensation expense	0	1,028	0	0	1,028
Stock activity under incentive comp plans	336	770	(88)	0	1,018

Balance, March 31, 2014	$100,084	$900,665	$222,418	$(37,930)	$1,185,237

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
	March 3 1,
(dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$26,510	$23,945

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,943	2,501
Amortization and impairment of other intangible assets	1,837	2,525
Net premium amortization on investment securities	2,998	4,387
Amortization of FDIC indemnification asset	7,343	2,302
Stock compensation expense	1,028	1,023
Provision expense for loan losses	37	845
Net securities gains	(559)	(1,019)
Impairment on available-for-sale securities	100	0
Gain on branch divestitures	0	(2,244)
Recognition of deferred gain on sale leaseback transactions	(1,524)	(1,584)
(Gain) loss on derivatives	(179)	12
Net gains on sales of other assets	(466)	(1,147)
Loss on retirement of debt	0	706
Increase in cash surrender value of company owned life insurance	(1,835)	(1,644)
Residential real estate loans originated for sale	(17,747)	(33,836)
Proceeds from sale of residential real estate loans	19,743	32,701
Decrease in interest receivable	1,441	403
Decrease in other real estate owned	685	2,099
Decrease in other assets	16,318	4,658
Decrease in accrued expenses and other liabilities	(3,134)	(13,402)

Total adjustments	29,029	(714)

Net cash flows provided by operating activities	55,539	23,231

Cash Flows From Investing Activities
Purchases of investment securities available-for-sale	(93,992)	(598,663)
Purchases of investment securities held-to-maturity	(25,185)	0
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	91,335	221,741
Proceeds from sales of investment securities available-for-sale	16,523	11,970
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	7,350	9,420
Proceeds on branch divestitures	0	(144,236)
Proceeds from sale of loans	0	3,187
Reimbursements under FDIC loss share agreements	15,989	3,923
Net principal collected from loan customers	11,054	79,238
Proceeds from sale of premises and equipment and other assets	6	2,904
Purchases of premises and equipment and other assets	(3,515)	(2,851)

Net cash flows provided by (used in) investing activities	19,565	(413,367)

Cash Flows From Financing Activities
Net increase (decrease) in deposits and short-term borrowings:
Deposits	47,259	(62,499)
Short-term borrowings	(52,204)	54,206
Payments for maturities on other borrowings	(175,120)	(112)
Payments related to retirement of debt	0	(25,706)
Proceeds from issuance of other borrowings	125,000	325,000
Cash dividends paid on common stock	(10,997)	(10,124)
Common stock repurchased	(1,576)	(1,175)
Proceeds from exercise of stock options, including tax benefit	257	322
Common stock issued	78	67

Net cash flows provided by (used in) financing activities	(67,303)	279,979

Net increase (decrease) in cash and cash equivalents	7,801	(110,157)
Cash and cash equivalents at beginning of period	206,723	264,060

Cash and cash equivalents at end of period	$214,524	$153,903

Supplemental cash flow information:
Total interest paid	$4,935	$7,308
Total taxes paid (net of refunds)	$3,001	$4,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, FDIC indemnification asset, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of March 31, 2014 and 2013, and December 31, 2013, and the results of its operations for the three months ended March 31, 2014 and 2013. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2013.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2014 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 405 – In February 2013, the FASB issued an update (ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date) impacting FASB ASC 405, Liabilities. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This update became effective for interim and annual periods beginning after December 15, 2013 and did not have a material impact on the consolidated financial statements.

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

FASB ASC 205 and 360 – In April 2014, the FASB issued an update (ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) impacting FASB ASC 205, Presentation of Fianacial Statements, and FASB ASC 360, Property, Plant, and Equipment. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. An entity will have to present, for each comparative period, the assets and liabilities of a disposal group that includes discontinued operations separately in the asset and liability sections of the statement of financial position. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3—ACQUISITION AND DIVESTITURE ACTIVITY

Acquisitions

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

Cash and equivalents	$562,906
Loans	5,638
Premises and equipment	12,559
Accrued interest receivable	15
Other assets	331
Deposits	(565,106)
Accrued expenses and other liabilities	(246)

Net tangible assets acquired	16,097
Definite-lived intangible assets acquired	3,462
Goodwill	13,347

Purchase price	$32,906

The acquired identifiable intangible asset is core deposit intangible and the estimated fair value is approximately $3.5 million. The core deposit intangible asset will be amortized over an estimated useful life of 7 years and is included in the “Banking” segment, as described in Note 20 of these consolidated financial statement footnotes. The goodwill recorded in the transaction will be deductible for tax purposes and is included in the “Banking” segment.

Pending Acquisitions

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. Tower is an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower has seven banking centers with approximately $671 million in assets and an additional $750 million in trust assets under management at March 31, 2014. The merger strengthens Old National’s position as the third largest deposit holder in Indiana. Pursuant to the merger agreement, Tower’s shareholders will receive 1.20 shares of Old National common stock and $6.75 in cash for each share of Tower common stock. The transaction received regulatory approval from the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency and closed on April 25, 2014, subsequent to quarter-end. At April 25, 2014, the transaction had an estimated value of $110.3 million.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. United is a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United has eighteen banking centers with approximately $922 million in assets and an additional $685 million in trust assets under management at March 31, 2014. Pursuant to the merger agreement, shareholders of United will receive 0.70 shares of Old National common stock and $2.66 in cash for each share of United common stock. As of January 6, 2014, the transaction was valued at approximately $173.1 million. The transaction is subject to approval by regulatory authorities and United’s shareholders, as well as the satisfaction of customary closing conditions.

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

As part of our efforts to provide an efficient and effective branch banking network, Old National also consolidated 23 banking centers into existing branch locations during 2013.

NOTE 4—NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three months ended March 31:

(dollars and shares in thousands, except per share data)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Basic Earnings Per Share
Net income	$26,510	$23,945
Weighted average common shares outstanding	99,797	101,081
Basic Earnings Per Share	$0.27	$0.24

Diluted Earnings Per Share
Net income	$26,510	$23,945
Weighted average common shares outstanding	99,797	101,081
Effect of dilutive securities:
Restricted stock	501	439
Stock options (1)	27	27

Weighted average shares outstanding	100,325	101,547
Diluted Earnings Per Share	$0.26	$0.24

(1)	Options to purchase 832 shares and 1,025 shares outstanding at March 31, 2014 and 2013, respectively, were excluded in the computation of net income per diluted share because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2014 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	For the Three Months Ended March 31, 2014 (a)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	7,415	0	(1,200)	0	6,215
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(282)	270	0	333	321

Net current-period other comprehensive income (loss)	7,133	270	(1,200)	333	6,536

Balance at March 31, 2014	$(13,975)	$(16,497)	$(1,390)	$(6,068)	$(37,930)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$559	Net securities gains
	(100)	Impairment losses

	459	Total before tax
	(177)	Tax (expense) or benefit

	$282	Net of tax

Unrealized gains and losses on held-to-maturity securities	$(397)	Interest income/(expense)
	127	Tax (expense) or benefit

	$(270)	Net of tax

Amortization of defined benefit pension items Acturial gains/(losses)	$(352)	(b)
	19	Tax (expense) or benefit

	$(333)	Net of tax

Total reclassifications for the period	$(321)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three months ended March 31, 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	For the Three Months Ended March 31, 2013 (a)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at January 1, 2013	$39,054	$3,269	$0	$(12,522)	$29,801
Other comprehensive income (loss) before reclassifications	(8,746)	0	0	0	(8,746)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(647)	(106)	0	516	(237)

Net current-period other comprehensive income (loss)	(9,393)	(106)	0	516	(8,983)

Balance at March 31, 2013	$29,661	$3,163	$0	$(12,006)	$20,818

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$1,019	Net securities gains
	0	Impairment losses

	1,019	Total before tax
	(372)	Tax (expense) or benefit

	$647	Net of tax

Unrealized gains and losses on held-to-maturity securities	$177	Interest income/(expense)
	(71)	Tax (expense) or benefit

	$106	Net of tax

Amortization of defined benefit pension items Acturial gains/(losses)	$(860)	(b)
	344	Tax (expense) or benefit

	$(516)	Net of tax

Total reclassifications for the period	$237	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

NOTE 6—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Available-for-sale
U.S. Treasury	$15,560	$137	$0	$15,697
U.S. Government-sponsored entities and agencies	504,928	619	(15,467)	490,080
Mortgage-backed securities—Agency	1,237,308	16,156	(23,706)	1,229,758
Mortgage-backed securities—Non-agency	16,092	558	0	16,650
States and political subdivisions	241,556	11,386	(1,103)	251,839
Pooled trust preferred securities	18,107	0	(11,328)	6,779
Other securities	357,998	5,143	(4,880)	358,261

Total available-for-sale securities	$2,391,549	$33,999	$(56,484)	$2,369,064

Held-to-maturity
U.S. Government-sponsored entities and agencies	$169,781	$8,203	$0	$177,984
Mortgage-backed securities—Agency	32,020	1,385	0	33,405
States and political subdivisions	577,493	24,562	(530)	601,525

Total held-to-maturity securities	$779,294	$34,150	$(530)	$812,914

December 31, 2013
Available-for-sale
U.S. Treasury	$12,995	$118	$0	$13,113
U.S. Government-sponsored entities and agencies	456,123	464	(20,999)	435,588
Mortgage-backed securities—Agency	1,300,135	15,690	(26,567)	1,289,258
Mortgage-backed securities—Non-agency	17,036	376	0	17,412
States and political subdivisions	260,398	10,112	(1,715)	268,795
Pooled trust preferred securities	19,215	0	(11,178)	8,037
Other securities	340,381	5,140	(5,523)	339,998

Total available-for-sale securities	$2,406,283	$31,900	$(65,982)	$2,372,201

Held-to-maturity
U.S. Government-sponsored entities and agencies	$170,621	$7,749	$0	$178,370
Mortgage-backed securities—Agency	35,443	906	(1)	36,348
States and political subdivisions	556,670	10,949	(1,579)	566,040

Total held-to-maturity securities	$762,734	$19,604	$(1,580)	$780,758

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

	March 31, 2014		Weighted
(dollars in thousands) Maturity	Amortized Cost	Fair Value	Average Yield
Available-for-sale
Within one year	$24,903	$25,081	2.58%
One to five years	270,845	277,262	2.67
Five to ten years	538,191	528,863	2.29
Beyond ten years	1,557,610	1,537,858	2.41

Total	$2,391,549	$2,369,064	2.42%

Held-to-maturity
Within one year	$1,521	$1,552	3.13%
One to five years	12,484	13,136	4.10
Five to ten years	168,265	174,321	3.20
Beyond ten years	597,024	623,905	5.52

Total	$779,294	$812,914	4.99%

The following table summarizes the investment securities with unrealized losses at March 31, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
Available-for-Sale
U.S. Treasury	$4,500	$0	$0	$0	$4,500	$0
U.S. Government-sponsored entities and agencies	347,320	(12,761)	39,738	(2,706)	387,058	(15,467)
Mortgage-backed securities—Agency	427,282	(13,488)	208,802	(10,218)	636,084	(23,706)
States and political subdivisions	34,127	(1,031)	2,559	(72)	36,686	(1,103)
Pooled trust preferred securities	0	0	6,779	(11,328)	6,779	(11,328)
Other securities	162,839	(1,304)	39,986	(3,576)	202,825	(4,880)

Total available-for-sale	$976,068	$(28,584)	$297,864	$(27,900)	$1,273,932	$(56,484)

Held-to-Maturity
States and political subdivisions	$38,973	$(530)	$0	$0	$38,973	$(530)

Total held-to-maturity	$38,973	$(530)	$0	$0	$38,973	$(530)

December 31, 2013
Available-for-Sale
U.S. Treasury	$1,900	$0	$0	$0	$1,900	$0
U.S. Government-sponsored entities and agencies	357,793	(17,547)	38,988	(3,452)	396,781	(20,999)
Mortgage-backed securities—Agency	668,018	(23,455)	41,200	(3,112)	709,218	(26,567)
States and political subdivisions	45,077	(1,620)	2,812	(95)	47,889	(1,715)
Pooled trust preferred securities	0	0	8,037	(11,178)	8,037	(11,178)
Other securities	209,915	(2,706)	24,082	(2,817)	233,997	(5,523)

Total available-for-sale	$1,282,703	$(45,328)	$115,119	$(20,654)	$1,397,822	$(65,982)

Held-to-Maturity
Mortgage-backed securities—Agency	$21,370	$(1)	$0	$0	$21,370	$(1)
States and political subdivisions	70,162	(1,579)	0	0	70,162	(1,579)

Total held-to-maturity	$91,532	$(1,580)	$0	$0	$91,532	$(1,580)

Proceeds from sales and calls of securities available for sale were $39.9 million and $133.4 million for the three months ended March 31, 2014 and 2013, respectively. Gains of $0.5 million and $0.7 million were realized on these sales during 2014 and 2013, respectively and offsetting losses of $0.1 million were realized on these sales during 2014. Also included in net securities gains for the first three months of 2014 is $101 thousand of gains associated with the trading securities, $67 thousand of gains from mutual funds and a $100 thousand other-than-temporary impairment charge related to credit loss on one limited partnership investment, described below. Impacting earnings in the first three months of 2013 was $101 thousand of gains associated with the trading securities and $195 thousand of gains from mutual funds. There were no other-than-temporary impairment charges related to credit loss in the first three months of 2013.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.7 million at March 31, 2014 and $3.6 million at December 31, 2013.

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

There was $100 thousand of other-than-temporary-impairment recorded in the first quarter of 2014. There was no other-than-temporary-impairment recorded in the first quarter of 2013.

As of March 31, 2014, Old National’s securities portfolio consisted of 1,316 securities, 239 of which were in an unrealized loss position. Our non-agency mortgage-backed and pooled trust preferred securities are discussed below.

Non-agency Mortgage-backed Securities

No other-than-temporary-impairment was recorded in the first three months of 2014 on the Company’s non-agency mortgage-backed securities. These securities had $0.6 million of net unrealized gains at March 31, 2014.

Pooled Trust Preferred Securities

At March 31, 2014, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.8 million and unrealized losses of $11.3 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.3 million with an unrealized loss of $3.8 million at March 31, 2014. This security was rated A3 at inception, but at March 31, 2014, this security is rated D. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” each CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the three months ended March 31, 2014, our model indicated no other-than-temporary-impairment losses on this security. At March 31, 2014, we have no intent to sell any of these securities that are in an unrealized loss position nor is it expected that we would be required to sell these securities.

Two of our pooled trust preferred securities with a fair value of $6.5 million and unrealized losses of $7.6 million at March 31, 2014 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the three months ended March 31, 2013, the three securities subject to FASB ASC 325-10 accounted for $6.2 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment losses on these securities. During the first quarter of 2013 one of these securities was sold. We recorded a gain of $224 thousand associated with this sale.

Two of our pooled trust preferred securities with a fair value of $6.0 million and unrealized losses of $8.3 million at March 31, 2013 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

The table below summarizes the relevant characteristics of our three pooled trust preferred securities as well as six single issuer trust preferred securities which are included with other securities in Note 6 to the consolidated financial statements. Each of the pooled trust preferred securities support a more senior tranche of security holders.

As depicted in the table below, all three securities have experienced credit defaults. However, two of these securities have excess subordination and are not other-than-temporarily-impaired as a result of their class hierarchy which provides more loss protection.

Trust preferred securities

March 31, 2014

(Dollars in Thousands)

	Class	Lowest Credit Rating (1)	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)	Realized Losses 2014	# of Issuers Currently Performing/ Remaining	Actual Deferrals and Defaults as a Percent of Original Collateral	Expected Defaults as a % of Remaining Performing Collateral	Excess Subordination as a % of Current Performing Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$4,012	$251	$(3,761)	0	23/42	39.9%	5.4%	0.0%
Prets l XXVII LTD	B	CCC	4,667	1,819	(2,848)	0	34/47	22.6%	5.5%	39.2%
Trapeza Ser 13A	A2A	B+	9,428	4,709	(4,719)	0	44/61	24.0%	4.3%	48.8%

			18,107	6,779	(11,328)	0
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	959	1,017	58	0
First Empire Cap (M&T)		BB+	2,913	3,052	139	0
Fleet Cap Tr V (BOA)		BB+	3,375	2,800	(575)	0
J P Morgan Chase Cap XIII		BBB	4,737	4,100	(637)	0
NB-Global		BB+	739	800	61	0
Chase Cap II		BBB	782	840	58	0

			13,505	12,609	(896)	0
Total			$31,612	$19,388	$(12,224)	$0

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

On July 19, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains provisions (the Volcker Rule”) prohibiting what investments can be held by a bank holding company. A limited partnership held by Old National falls under these restrictions and will have to be divested by July 2015, unless a request of up to two 1-year extensions is approved. The estimated sales proceeds for this security would be less than the amortized cost of the security, and an other-than-temporary-impairment charge of $100 thousand was recorded for this security in the first quarter of 2014.

The following table details all securities with other-than-temporary-impairment, their credit rating at March 31, 2014, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
				Three Months
		Lowest		ended
		Credit	Amortized	March 31,	Year ended December 31,					Life-to
	Vintage	Rating (1)	Cost	2014	2013	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$9,023	$0	$0	$299	$0	$79	$63	$441
CWALT Ser 73CB (2)	2005		0	0	0	151	0	207	83	441
CWALT Ser 73CB (2)	2005		0	0	0	35	0	427	182	644
CWHL 2006-10 (2)	2006		0	0	0	0	0	309	762	1,071
CWHL 2005-20	2005		0	0	0	0	0	39	72	111
FHASI Ser 4 (2)	2007		0	0	0	0	340	629	223	1,192
HALO Ser 1R (2)	2006		0	0	0	133	16	0	0	149
RFMSI Ser S9 (2)	2006		0	0	0	0	0	923	1,880	2,803
RFMSI Ser S10	2006	D	2,373	0	0	178	165	76	249	668
RALI QS2 (2)	2006		0	0	0	0	0	278	739	1,017
RAST A9	2004		0	0	0	142	0	0	0	142
RFMSI S1(2)	2006		0	0	0	0	0	30	176	206

			11,396	0	0	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003		0	0	0	0	888	444	3,517	4,849
MM Community Funding IX	2003		0	0	1,000	0	0	165	2,612	3,777
Reg Div Funding	2004	D	4,012	0	0	165	0	321	5,199	5,685
Pretsl XII (2)	2003		0	0	0	0	0	0	1,897	1,897
Pretsl XV (2)	2004		0	0	0	0	0	0	3,374	3,374
Reg Div Funding (3)	2005		0	0	0	311	0	0	3,767	4,078

			4,012	0	1,000	476	888	930	20,366	23,660
Limited partnership			685	100	0	0	0	0	0	100
Total other-than-temporary-impairment recognized in earnings				$100	$1,000	$1,414	$1,409	$3,927	$24,795	$32,645

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold.
(3)	Security written down to zero.

NOTE 7—LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At March 31, 2014 and December 31, 2013, Old National had residential loans held for sale of $6.2 million and $7.7 million, respectively.

There were no commercial or commercial real estate loans held for investment reclassified to loans held for sale during the first three months of 2014.

During the third quarter of 2013, residential real estate loans held for investment of $96.9 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $96.9 million, resulting in no gain or loss. These longer duration loans were sold to reduce interest rate risk in the loan portfolio. At March 31, 2014, there were no loans held for sale under this arrangement.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013 with no additional loss. As of March 31, 2014, Old National does not intend to sell its nontaxable finance leases.

During the first three months of 2013, commercial and commercial real estate loans held for investment of $2.5 million, including $0.4 million of purchased impaired loans, were reclassified to loans held for sale at the lower of cost or fair value and sold for $3.2 million, resulting in a charge-off of $0.3 million and other noninterest income of $1.0 million. At March 31, 2013, there were no loans held for sale under this arrangement.

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

The composition of loans by lending classification was as follows:

	March 31,	December 31,
(dollars in thousands)	2014	2013
Commercial (1)	$1,367,486	$1,373,415
Commercial real estate:
Construction	92,536	88,630
Other	1,064,057	1,072,260
Residential real estate	1,356,233	1,359,569
Consumer credit:
Heloc	251,300	251,102
Auto	649,680	620,473
Other	96,828	99,683
Covered loans	194,161	217,832

Total loans	5,072,281	5,082,964
Allowance for loan losses	(41,539)	(41,741)
Allowance for loan losses - covered loans	(6,014)	(5,404)

Net loans	$5,024,728	$5,035,819

(1)	Includes direct finance leases of $24.7 million at March 31, 2014 and $27.8 million at December 31, 2013.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of March 31, 2014, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed Old National under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Old National’s activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$16,565	$22,401	$4,940	$3,239	0	$47,145
Charge-offs	(1,147)	(168)	(1,125)	21	0	(2,419)
Recoveries	792	1,095	821	82	0	2,790
Provision	3,296	(4,018)	742	17	0	37

Ending balance	$19,506	$19,310	$5,378	$3,359	0	$47,553

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	0	$54,763
Charge-offs	(1,110)	(1,736)	(1,902)	(257)	0	(5,005)
Recoveries	715	889	1,234	40	0	2,878
Provision	2,720	(1,996)	198	(77)	0	845

Ending balance	$16,967	$28,446	$4,685	$3,383	0	$53,481

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at March 31, 2014 and December 31, 2013 and other information regarding the allowance:

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$9,727	$2,818	0	0	0	$12,545

Ending balance: collectively evaluated for impairment	$9,527	$13,108	$4,871	$3,319	0	$30,825

Ending balance: noncovered loans acquired with deteriorated credit quality	$252	$1,442	$148	$40	0	$1,882

Ending balance: covered loans acquired with deteriorated credit quality	0	$1,942	$359	0	0	$2,301

Total allowance for credit losses	$19,506	$19,310	$5,378	$3,359	0	$47,553

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$36,611	$41,795	0	0	0	$78,406

Ending balance: collectively evaluated for impairment	$1,343,470	$1,100,350	$1,046,482	$1,356,226	0	$4,846,528

Ending balance: loans acquired with deteriorated credit quality	$610	$18,534	$11,243	$159	0	$30,546

Ending balance: covered loans acquired with deteriorated credit quality	$9,430	$64,714	$16,412	$26,245	0	$116,801

Total loans and leases outstanding	$1,390,121	$1,225,393	$1,074,137	$1,382,630	0	$5,072,281

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,156	$2,190	0	0	0	$8,346

Ending balance: collectively evaluated for impairment	$9,980	$14,816	$4,494	$3,088	0	$32,378

Ending balance: non covered loans acquired with deteriorated credit quality	$429	$2,025	$80	$35	0	$2,569

Ending balance: covered loans acquired with deteriorated credit quality	0	$3,370	$366	$116	0	$3,852

Total allowance for credit losses	$16,565	$22,401	$4,940	$3,239	0	$47,145

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$34,213	$34,997	0	0	0	$69,210

Ending balance: collectively evaluated for impairment	$1,355,608	$1,106,971	$1,019,576	$1,359,564	0	$4,841,719

Ending balance: loans acquired with deteriorated credit quality	$648	$23,618	$12,725	$154	0	$37,145

Ending balance: covered loans acquired with deteriorated credit quality	$12,281	$77,232	$17,673	$27,704	0	$134,890

Total loans and leases outstanding	$1,402,750	$1,242,818	$1,049,974	$1,387,422	0	$5,082,964

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified—nonaccrual or classified – doubtful.

As of March 31, 2014 and December 31, 2013, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Assigned Grade	2014	2013	2014	2013	2014	2013
Grade:
Pass	$1,234,435	$1,237,983	$77,690	$74,815	$948,964	$943,781
Criticized	72,311	90,545	10,656	9,383	29,340	35,473
Classified—substandard	33,260	16,252	1,675	2,559	46,623	42,516
Classified—nonaccrual	27,480	27,635	2,515	1,873	39,130	49,406
Classified—doubtful	0	1,000	0	0	0	1,084

Total	$1,367,486	$1,373,415	$92,536	$88,630	$1,064,057	$1,072,260

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2014 and December 31, 2013, excluding covered loans:

March 31, 2014	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$249,156	$648,274	$95,250	$1,345,672
Nonperforming	2,144	1,406	1,578	10,561

	$251,300	$649,680	$96,828	$1,356,233

December 31, 2013	Consumer
(dollars in thousands)	Heloc	Auto	Other	Residential
Performing	$249,152	$618,911	$97,877	$1,349,236
Nonperforming	1,950	1,562	1,806	10,333

	$251,102	$620,473	$99,683	$1,359,569

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

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of March 31, 2014 and December 31, 2013. Of the loans purchased during 2012 and 2011 without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
March 31, 2014
With no related allowance recorded:
Commercial	$17,235	$17,542	$0
Commercial Real Estate - Construction	1,488	1,596	0
Commercial Real Estate - Other	19,334	24,295	0
Consumer	335	353	0
Residential	98	99	0
With an allowance recorded:
Commercial	12,807	15,831	6,105
Commercial Real Estate - Construction	0	0	0
Commercial Real Estate - Other	20,973	21,744	2,818
Consumer	1,077	1,124	57
Residential	2,241	2,311	113

Total Loans	$75,588	$84,895	$9,093

December 31, 2013
With no related allowance recorded:
Commercial	$17,066	$17,417	$0
Commercial Real Estate - Construction	525	633	0
Commercial Real Estate - Other	15,746	22,550	0
Consumer	324	342	0
Residential	106	106	0
With an allowance recorded:
Commercial	9,282	12,304	4,723
Commercial Real Estate - Construction	0	0	0
Commercial Real Estate - Other	18,726	19,358	2,190
Consumer	835	888	43
Residential	2,239	2,295	112

Total Loans	$64,849	$75,893	$7,068

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended March 31, 2014 and 2013 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
March 31, 2014
With no related allowance recorded:
Commercial	$17,151	$33
Commercial Real Estate - Construction	1,007	0
Commercial Real Estate - Other	17,542	54
Consumer	394	2
Residential	116	0
With an allowance recorded:
Commercial	11,045	54
Commercial Real Estate - Construction	0	0
Commercial Real Estate - Other	19,851	112
Consumer	975	12
Residential	2,185	17

Total Loans	$70,266	$284

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
March 31, 2013
With no related allowance recorded:
Commercial	$7,252	$0
Commercial Real Estate - Construction	1,142	0
Commercial Real Estate - Other	16,598	4
Consumer	192	1
Residential	49	0
With an allowance recorded:
Commercial	21,289	10
Commercial Real Estate - Construction	2,875	0
Commercial Real Estate - Other	30,562	109
Consumer	648	2
Residential	1,345	5

Total Loans	$81,952	$131

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of March 31, 2014 and December 31, 2013 are as follows:

			Recorded
			Investment
	30-59 Days	60-89 Days	> 90 Days and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Past Due	Current
March 31, 2014
Commercial	$673	$12	$0	$27,480	$28,165	$1,339,321
Commercial Real Estate:
Construction	763	0	0	2,515	3,278	89,258
Other	1,377	687	79	39,130	41,273	1,022,784
Consumer:
Heloc	517	366	0	2,144	3,027	248,273
Auto	2,688	369	53	1,406	4,516	645,164
Other	834	97	19	1,578	2,528	94,300
Residential	7,106	1,004	42	10,561	18,713	1,337,520
Covered loans	1,619	303	0	27,289	29,211	164,950

Total loans	$15,577	$2,838	$193	$112,103	$130,711	$4,941,570

December 31, 2013
Commercial	$1,532	$13	$0	$28,635	$30,180	$1,343,235
Commercial Real Estate:
Construction	0	139	0	1,873	2,012	86,618
Other	1,017	27	0	50,490	51,534	1,020,726
Consumer:
Heloc	527	119	0	1,950	2,596	248,506
Auto	3,795	716	89	1,562	6,162	614,311
Other	844	317	100	1,806	3,067	96,616
Residential	8,588	2,823	35	10,333	21,779	1,337,790
Covered loans	1,831	730	14	31,793	34,368	183,464

Total loans	$18,134	$4,884	$238	$128,442	$151,698	$4,931,266

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At March 31, 2014, these loans totaled $152.3 million, of which $92.0 million had been sold to other financial institutions and $60.3 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

Troubled Debt Restructurings

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the three months ended March 31, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At March 31, 2014, our TDRs consisted of $21.6 million of commercial loans, $21.0 million of commercial real estate loans, $1.7 million of consumer loans and $2.3 million of residential loans, totaling $46.6 million. Approximately $26.2 million of the TDRs at March 31, 2014 were included with nonaccrual loans. At December 31, 2013, our TDRs consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the TDRs at December 31, 2013 were included with nonaccrual loans.

As of March 31, 2014 and December 31, 2013, Old National has allocated $6.2 million and $4.1 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. Old National has not committed to lend any additional amounts as of March 31, 2014 and December 31, 2012, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	7	$193	$188
Commercial Real Estate—construction	1	525	484
Commercial Real Estate—other	3	253	246
Residential	1	22	22
Consumer—other	9	303	294

Total	21	$1,296	$1,234

The TDRs described above resulted in immaterial changes in the allowance for loan losses and charge-offs during the three months ended March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2013:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	35	$16,196	$15,155
Commercial Real Estate—construction	1	60	60
Commercial Real Estate—other	36	10,585	9,791
Residential	14	1,936	1,901
Consumer—other	49	1,622	1,484

Total	135	$30,399	$28,391

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in charge-offs of $0.2 million during the twelve months ended December 31, 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans by class modified as TDRs during the first quarter of 2014 for which there was a payment default within the last twelve months. The impact of the defaults was immaterial.

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	4	$1,323
Commercial Real Estate	2	122

Total	6	$1,445

The TDRs that subsequently defaulted, described above, had no material impact on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2014.

The following table presents loans by class modified as TDRs during 2013 for which there was a payment default within the last twelve months.:

	Number of	Recorded
(dollars in thousands)	Contracts	Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$32
Commercial Real Estate	2	85

Total	5	$117

The TDRs that subsequently defaulted, described above, resulted in no material impact on the allowance for loan losses and resulted in charge-offs of $0.1 million during the three months ended December 31, 2013.

The terms of certain other loans were modified during the three months ended March 31, 2014 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2014, it has not been necessary to remove any loans from PCI accounting.

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

The following table presents activity in troubled debt restructurings for the three months ended March 31, 2014 and 2013:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2014
Troubled debt restructuring:
Balance, January 1, 2014	$22,443	$22,639	$1,441	$2,344	$48,867
(Charge-offs)/recoveries	123	121	(30)	1	215
Payments	(1,133)	(2,531)	(49)	(28)	(3,741)
Additions	188	730	294	22	1,234

Balance March 31, 2014	$21,621	$20,959	$1,656	$2,339	$46,575

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
(Charge-offs)/recoveries	(27)	(2)	(87)	0	(116)
Payments	(1,286)	(1,722)	(12)	(34)	(3,054)
Additions	668	949	472	5	2,094

Balance March 31, 2013	$12,015	$17,647	$846	$470	$30,978

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

	March 31,	December 31,
(dollars in thousands)	2014	2013
Commercial	$610	$648
Commercial real estate	18,534	23,618
Consumer	11,243	12,725
Residential	159	154

Carrying amount	$30,546	$37,145

Carrying amount, net of allowance	$28,664	$34,576

Allowance for loan losses	$1,882	$2,569

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $101.5 million and $115.0 million as of March 31, 2014 and December 31, 2013, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $6.4 million has been recorded as loan interest income through the three months ended March 31, 2014. Accretion of $4.0 million was recorded as loan interest income through the three months ended March 31, 2013. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Total
Balance at January 1, 2014	$6,787	$2,425	$19,079	$28,291
Accretion of income	(1,253)	(258)	(4,879)	(6,390)
Reclassifications from (to) nonaccretable difference	(1,383)	(82)	3,504	2,039
Disposals/other adjustments	633	0	0	633

Balance at March 31, 2014	$4,784	$2,085	$17,704	$24,573

Included in Old National’s allowance for loan losses is $1.9 million related to the purchased loans disclosed above for the first three months of 2014. Included in Old National’s allowance for loan losses was $2.6 million related to the purchased loans in 2013. An immaterial amount of allowances for loan losses were reversed during 2013 related to these loans.

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

NOTE 9—COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $194.2 million at March 31, 2014. The composition of covered loans by lending classification was as follows:

	At March 31, 2014
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$9,430	$13,205	$22,635
Commercial real estate	64,714	4,086	68,800
Residential	26,245	152	26,397
Consumer	16,412	59,917	76,329

Covered loans	116,801	77,360	194,161
Allowance for loan losses	(2,301)	(3,713)	(6,014)

Covered loans, net	$114,500	$73,647	$188,147

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $383.2 million and $406.3 million as of March 31, 2014 and December 31, 2013, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the three months ended March 31, 2014:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(25,353)	(221)	0	(25,574)
Accretion of loan discount	0	0	11,339	11,339
Changes in contractual and expected cash flows due to remeasurement	(3,159)	18,105	(13,412)	1,534
Removals due to foreclosure or sale	(3,133)	1,302	(2,006)	(3,837)

Balance at March 31, 2014	$219,397	$(27,607)	$(77,290)	$114,500

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the three months ended March 31, 2013:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(44,452)	(768)	0	(45,220)
Accretion of loan discount	0	0	10,343	10,343
Changes in contractual and expected cash flows due to remeasurement	(11,948)	19,039	(7,553)	(462)
Removals due to foreclosure or sale	(2,412)	975	(438)	(1,875)

Balance at March 31, 2013	$365,715	$(71,750)	$(83,427)	$210,538

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

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

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2014	2013
Balance at January 1,	$73,211	$85,779
New loans purchased	0	0
Accretion of income	(11,339)	(10,343)
Reclassifications from (to) nonaccretable difference	13,412	7,554
Disposals/other adjustments	2,006	437

Balance at March 31,	$77,290	$83,427

At March 31, 2014, the $65.7 million loss sharing asset is comprised of a $60.6 million FDIC indemnification asset and a $5.1 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2014, $22.4 million of the FDIC indemnification asset is related to expected indemnification payments and $38.2 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At March 31, 2013, $84.3 million of the FDIC indemnification asset was related to expected indemnification payments and $12.9 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the three months ended March 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from FDIC	(15,989)	(3,923)
Loan expenses to be reimbursed	598	380
Other	(80)	(918)
Adjustments reflected in income:
(Amortization) accretion	(5,203)	(1,612)
Higher (lower) loan loss expectations	(412)	120
Write-downs/(gain) on sale of other real estate	(1,728)	372
Recovery amounts due to FDIC	0	(1,243)
Other	0	61

Balance at March 31,	$65,699	$109,861

NOTE 10—OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at March 31, 2014 and 2013:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2014	$7,562	$13,670
Additions	1,341	4,443
Sales	(938)	(4,688)
Write-downs/other adjustments	(336)	(507)

Balance, March 31, 2014	$7,629	$12,918

(1)	Includes $0.3 million of repossessed personal property at March 31, 2014.

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	1,141	2,035
Sales	(2,613)	(1,356)
Write-downs/other adjustments	(604)	(702)

Balance, March 31, 2013	$9,103	$26,114

(1)	Includes $0.4 million of repossessed personal property at March 31, 2013.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of March 31, 2014, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014 and 2013:

			Wealth
(dollars in thousands)	Banking	Insurance	Management	Other	Total
Balance, January 1, 2014	$310,964	$39,873	$1,892	$0	$352,729
Goodwill acquired during the period	0	0	0	0	0

Balance, March 31, 2014	$310,964	$39,873	$1,892	$0	$352,729

Balance, January 1, 2013	$297,055	$39,873	$1,892	$0	$338,820
Goodwill acquired during the period	0	0	0	0	0

Balance, March 31, 2013	$297,055	$39,873	$1,892	$0	$338,820

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

The gross carrying amount and accumulated amortization of other intangible assets at March 31, 2014 and December 31, 2013 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
March 31, 2014
Amortized intangible assets:
Core deposit	$44,021	$(32,426)	$11,595
Customer business relationships	27,848	(20,233)	7,615
Customer trust relationships	5,352	(1,980)	3,372
Customer loan relationships	4,413	(2,875)	1,538

Total intangible assets	$81,634	$(57,514)	$24,120

December 31, 2013
Amortized intangible assets:
Core deposit	$44,021	$(31,266)	$12,755
Customer business relationships	27,848	(19,826)	8,022
Customer trust relationships	5,352	(1,810)	3,542
Customer loan relationships	4,413	(2,775)	1,638

Total intangible assets	$81,634	$(55,677)	$25,957

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the fourth quarter of 2013, Old National increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2013, Old National increased core deposit intangibles by $3.5 million related to the acquisition of 24 retail bank branches from Bank of America, which is included in the “Banking” segment. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. Also during the second quarter of 2013, Old National decreased customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Insurance” segment. See Note 20 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2014 or 2013. Total amortization expense associated with other intangible assets for the three months ended March 31 was $1.8 million in 2014 and $2.5 million in 2013. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2014 remaining	$5,035
2015	5,610
2016	4,539
2017	3,145
2018	2,178
Thereafter	3,613

Total	$24,120

NOTE 12—SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of March 31, 2014:

	Federal Funds	Repurchase
(dollars in thousands)	Purchased	Agreements	Total
2014
Outstanding at March 31, 2014	$108,666	$301,462	$410,128
Average amount outstanding	63,888	316,302	380,190
Maximum amount outstanding at any month-end	108,666	317,261
Weighted average interest rate:
During three months ended
March 31, 2014	0.16%	0.05%	0.07%
At March 31, 2014	0.17	0.05	0.08

NOTE 13—FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(dollars in thousands)	2014	2013
Old National Bancorp:
Junior subordinated debenture (variable rates of 1.84% to 1.99%) maturing March 2035 to June 2037	$28,000	$28,000
ASC 815 fair value hedge and other basis adjustments	(3,242)	(3,262)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.21% to 8.34% and variable rates 0.32% to 0.36%) maturing April 2014 to January 2023	427,750	477,856
Capital lease obligation	4,143	4,157
ASC 815 fair value hedge and other basis adjustments	131	(363)

Total other borrowings	$506,782	$556,388

Contractual maturities of other borrowings at March 31, 2014, were as follows:

(dollars in thousands)
Due in 2014	$125,743
Due in 2015	63
Due in 2016	117,395
Due in 2017	46,020
Due in 2018	145,635
Thereafter	75,037
ASC 815 fair value hedge and other basis adjustments	(3,111)

Total	$506,782

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 1.04% and 0.94% at March 31, 2014, and December 31, 2013, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

During 2013, Old National terminated $50.0 million of FHLB advances, resulting in a loss on extinguishment of debt of $1.0 million. Old National also restructured $33.4 million pertaining to two FHLB advances in the first quarter of 2013, which lowered their effective interest rates from 3.27% and 3.29% to 2.04% and 2.49%, respectively.

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

At March 31, 2014, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2014 remaining	$307
2015	410
2016	410
2017	410
2018	410
Thereafter	9,265

Total minimum lease payments	11,212
Less amounts representing interest	7,069

Present value of net minimum lease payments	$4,143

NOTE 14—EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

Old National maintains a funded noncontributory defined benefit plan (the “Retirement Plan”) that was frozen as of December 31, 2005. Retirement benefits are based on years of service and compensation during the highest paid five years of employment. The freezing of the plan provides that future salary increases will not be considered. Old National’s policy is to contribute at least the minimum funding requirement determined by the plan’s actuary. Old National expects to contribute approximately $320 thousand to the Retirement Plan in 2014.

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

Old National contributed $30 thousand to cover benefit payments from the Restoration Plan during the first three months of 2014. Old National expects to contribute an additional $90 thousand to cover benefit payments from the Restoration Plan during the remainder of 2014.

The net periodic benefit cost and its components were as follows for the three months ended March 31:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Interest cost	$439	$435
Expected return on plan assets	(560)	(551)
Recognized actuarial loss	329	580
Settlement	0	279

Net periodic benefit cost	$208	$743

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

NOTE 15—STOCK-BASED COMPENSATION

At March 31, 2014, Old National had 4.8 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 66 thousand time-based restricted stock awards to certain key officers during the first quarter of 2014, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of March 31, 2014, unrecognized compensation expense was estimated to be $1.8 million for unvested restricted share awards.

Old National recorded expense of $0.2 million, net of tax, during the first three months of 2014, compared to expense of $0.2 million during the first three months of 2013 related to the vesting of restricted share awards.

Restricted Stock Units

The Company granted 253 thousand shares of performance based restricted stock units to certain key officers during the first quarter of 2014, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants.

Old National recorded $0.5 million of stock based compensation expense, net of tax, during the first three months of 2014. Old National recorded $0.4 million of stock based compensation expense, net of tax, during the first three months of 2013.

Stock Options

Old National has not granted stock options since 2009. Old National did not record any stock based compensation expense related to stock options during the first three months of 2014 or 2013, respectively.

NOTE 16—INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three months ended March 31:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Provision at statutory rate of 35%	$12,513	$12,018
Tax-exempt income	(3,137)	(2,897)
State income taxes	643	1,216
State statutory rate change	1,122	0
Interim period effective rate adjustment	(2,025)	135
Other, net	126	(80)

Income tax expense	$9,242	$10,392

Effective tax rate	25.9%	30.3%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2014 and 2013 based on the current estimate of the effective annual rate.

For the three months ended March 31, 2014, the effective tax rate was lower than the three months ended March 31, 2013. The lower tax rate in the first three months of 2014 is the result of lower projected pre-tax book income for 2014, as well as lower projected state taxes.

No valuation allowance was recorded at March 31, 2014 and 2013 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2014	2013
Balance at January 1	$3,847	$3,953
Additions (reductions) based on tax positions related to the current year	12	0

Balance at March 31	$3,859	$3,953

Approximately $.06 million of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods. The Company expects the total amount of unrecognized tax benefits to decrease by approximately $3.8 million in the next nine months.

NOTE 17—DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $464.5 million and $464.5 million at March 31, 2014 and December 31, 2013, respectively. The March 31, 2014 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps and $425.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. The December 31, 2013 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps and $425.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2014, the notional amount of the interest rate lock commitments and forward commitments were $13.6 million and $18.6 million, respectively. At December 31, 2013, the notional amount of the interest rate lock commitments and forward commitments were $10.5 million and $17.2 million, respectively. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $431.8 million and $431.8 million, respectively, at March 31, 2014. At December 31, 2013, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $436.8 million and $436.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,355	Other assets	$3,545

Total derivatives designated as hedging instruments		$3,355		$3,545

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$16,580	Other assets	$18,279
Mortgage contracts	Other assets	342	Other assets	263

Total derivatives not designated as hedging instruments		$16,922		$18,542

Total derivative assets		$20,277		$22,087

	Liability Derivatives
	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$2,444	Other liabilities	$1,218

Total derivatives designated as hedging instruments		$2,444		$1,218

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$16,732	Other liabilities	$18,505

Total derivatives not designated as hedging instruments		$16,732		$18,505

Total derivative liabilities		$19,176		$19,723

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013 are as follows:

(dollars in thousands)		Three months ended March 31, 2014	Three months ended March 31, 2013
Derivatives in Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (1)	Interest income / (expense)	$359	$477
Interest rate contracts (2)	Other income / (expense)	106	27

Total		$465	$504

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate contracts (3)	Other income / (expense)	$73	$(39)
Mortgage contracts	Mortgage banking revenue	80	147

Total		$153	$108

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

The parties subsequently met twice with the mediator and were unable to reach an agreement to resolve the dispute. On March 10, 2014, Old National filed a Trial Rule 53.1 “Praecipe to Withdraw Cause for Delayed Decision on June 13, 2012, Motion to Dismiss Plaintiff’s Amended Complaint.” This Praecipe was denied on April 11, 2014. Old National’s pending Motion for Summary Judgment filed June 11, 2013, was denied on April 14, 2014, and on April 23, 2014, Old National filed a “Motion to Certify Denial of Summary Judgment for Interlocutory Appeal and to Stay Proceedings Pending Certification, Acceptance, and Disposition of Appeal.” This Motion has not been ruled on. The case is not currently set for trial. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

As of March 31, 2014 and 2013, Old National had $72.9 million and $81.7 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.328 billion and standby letters of credit of $61.6 million at March 31, 2014. At March 31, 2014, approximately $1.266 billion of the loan commitments had fixed rates and $62 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. These commitments are not reflected in the consolidated financial statements. At March 31, 2014 and December 31, 2013, the balance of the allowance for unfunded loan commitments was $2.6 million and $2.7 million, respectively.

At March 31, 2014 and December 31, 2013, Old National had credit extensions of $15.6 million and $15.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At March 31, 2014 and December 31, 2013, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $12.4 million and $12.4 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19—FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At March 31, 2014, the notional amount of standby letters of credit was $61.6 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2013, the notional amount of standby letters of credit was $62.0 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.0 million at March 31, 2014.

NOTE 20—SEGMENT INFORMATION

Our business segments are defined as Banking, Insurance, Wealth Management, and Other and are described below:

Banking

The banking segment provides a wide range of financial products and services to consumers and businesses. Loan products include commercial, commercial real estate, mortgage and other consumer loans. Deposit products include checking, savings, and time deposit accounts. This segment also provides cash management, private banking, brokerage, and investment services. Products and services are delivered to customers in the states of Indiana, Kentucky, Illinois and Michigan through our branch locations, ATMs, on-line banking services, 24-hour telephone banking, client care call center, and a mobile banking service.

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

Wealth Management

The wealth management segment includes trust services and investment advisory services. A significant portion of this segment’s income is derived from fees, which are generally based on the market values of assets under management. This segment is focused on assisting high-net-worth individuals and families in building and preserving their wealth.

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

As of December 31, 2013, Old National changed the composition of its reportable segments to those described above and restated all prior period information. Selected business segment financial information is shown in the following table for the three months ended March 31:

(dollars in thousands)	Banking	Insurance	Wealth Management	Other	Total
Three months ended March 31, 2014
Net interest income	$83,544	$3	$10	$(79)	$83,478
Noninterest income	22,301	11,976	5,959	327	40,563
Noncash items:
Depreciation and software amortization	3,231	35	5	121	3,392
Provision for loan losses	37	0	0	0	37
Amortization of intangibles	1,260	407	170	0	1,837
Income tax expense (benefit)	10,859	803	365	(2,785)	9,242
Segment profit	22,835	1,873	666	1,136	26,510
Segment assets	9,399,025	63,180	13,720	68,855	9,544,780
Three months ended March 31, 2013
Net interest income	$79,200	$5	$12	$(167)	$79,050
Noninterest income	29,140	10,864	5,827	484	46,315
Noncash items:
Depreciation and software amortization	2,643	35	7	62	2,747
Provision for loan losses	845	0	0	0	845
Amortization of intangibles	1,889	450	186	0	2,525
Income tax expense (benefit)	10,415	687	317	(1,027)	10,392
Segment profit	23,735	1,051	491	(1,332)	23,945
Segment assets	9,524,064	62,009	13,821	73,797	9,673,691

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,681	$3,681	$0	$0
Investment securities available-for-sale:
U.S. Treasury	15,697	15,697	0	0
U.S. Government-sponsored entities and agencies	490,080	0	490,080	0
Mortgage-backed securities - Agency	1,229,758	0	1,229,758	0
Mortgage-backed securities - Non-agency	16,650	0	16,650	0
States and political subdivisions	251,839	0	251,495	344
Pooled trust preferred securities	6,779	0	—	6,779
Other securities	358,261	31,087	327,174	0
Residential loans held for sale	6,169	0	6,169	0
Derivative assets	20,277	0	20,277	0
Financial Liabilities
Derivative liabilities	19,176	0	19,176	0

		Fair Value Measurements at December 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Trading securities	$3,566	$3,566	$0	$0
Investment securities available-for-sale:
U.S. Treasury	13,113	13,113	0	0
U.S. Government-sponsored entities and agencies	435,588	0	435,588	0
Mortgage-backed securities - Agency	1,289,258	0	1,289,258	0
Mortgage-backed securities - Non-agency	17,412	0	17,412	0
States and political subdivisions	268,795	0	268,126	669
Pooled trust preferred securities	8,037	0	0	8,037
Other securities	339,988	31,254	308,734	0
Residential loans held for sale	7,705	0	7,705	0
Derivative assets	22,087	0	22,087	0
Financial Liabilities
Derivative liabilities	19,723	0	19,723	0

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Beginning balance, January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	4	1
Sales/payments received	(963)	0
Matured securities	0	(326)
Increase/(decrease) in fair value of securities	(299)	0

Ending balance, March 31, 2014	$6,779	$344

Included in the income statement is $5 thousand of income included in interest income from the accretion of discounts on securities. The decrease in fair value is reflected in the balance sheet as an decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	Pooled Trust Preferred Securities Available- for-Sale	State and Political Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	4	1
Payments received	(1,323)	0
Matured securities	0	(310)
Increase/(decrease) in fair value of securities	514	0

Ending balance, March 31, 2013	$8,554	$675

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Pooled trust preferred securities	$6,779	Discounted cash flow	Constant prepayment rate (a) Additional asset defaults (b) Expected asset recoveries (c)	0.00% 4.3% - 5.5% (4.8%) 3.1% - 12.3% (5.0%)
State and political subdivision securities	344	Discounted cash flow	No unobservable inputs Illiquid local municipality issuance Old National owns 100% Carried at par	NA

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$13,390	0	0	$13,390
Commercial real estate loans	20,986	0	0	20,986
Foreclosed Assets
Commercial real estate	5,385	0	0	5,385
Residential	487	0	0	487

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $47.0 million, with a valuation allowance of $12.5 million at March 31, 2014. Old National recorded $4.2 million of provision expense associated with these loans for the three months ended March 31, 2014.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $5.9 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $0.7 million and net gains on sale of other real estate owned of $2.2 million in the first three months of 2014.

		Fair Value Measurements at December 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	0	0	$9,224
Commercial real estate loans	7,851	0	0	7,851
Foreclosed Assets
Commercial real estate	9,069	0	0	9,069
Residential	283	0	0	283

As of December 31, 2013, impaired commercial and commercial real estate loans had a principal amount of $25.4 million, with a valuation allowance of $8.3 million. Old National recorded $6.9 million of provision expense associated with these loans in 2013.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $9.4 million at December 31, 2013. There were write-downs of other real estate owned of $2.4 million in 2013.

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$13,390	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 69% (29%)
Commercial real estate loans	20,986	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50% (29%)
Foreclosed Assets
Commercial real estate	5,385	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 85% (30%)
Residential	487	Fair value of collateral	Discount for type of property, age of appraisal and current status	18% - 77% (40%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value at Dec. 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 75% (24%)
Commercial real estate loans	7,851	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 54% (30%)
Foreclosed Assets
Commercial real estate	9,069	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40% (25%)
Residential	283	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 45% (25%)

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

We have elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $43 thousand and $101 thousand of interest income for residential loans held for sale for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

(dollars in thousands)	Aggregate Fair Value	Difference	Contractual Principal
Residential loans held for sale	$6,169	$115	$6,054

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2014:

	Changes in Fair Value for the Three Months ended March 31, 2014, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$(13)	$0	$0	$(13)

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2013:

	Changes in Fair Value for the Three Months ended March 31, 2013, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(dollars in thousands)	Other Gains and (Losses)	Interest Income	Interest (Expense)	Total Changes in Fair Values Included in Current Period Earnings
Residential loans held for sale	$54	$3	$0	$57

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at March 31, 2014 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$214,524	$214,524	$0	$0
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	169,781	0	177,984	0
Mortgage-backed securities—Agency	32,020	0	33,405	0
State and political subdivisions	577,493	0	601,525	0
Federal Home Loan Bank stock	40,584	0	40,584	0
Loans, net (including covered loans):
Commercial	1,370,615	0	0	1,404,085
Commercial real estate	1,206,083	0	0	1,257,451
Residential real estate	1,379,271	0	0	1,474,262
Consumer credit	1,068,759	0	0	1,078,436
FDIC indemnification asset	65,699	0	0	26,239
Accrued interest receivable	48,764	110	19,288	29,366
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,047,664	$2,047,664	$0	$0
NOW, savings and money market deposits	4,249,694	4,249,694	0	0
Time deposits	960,804	0	968,980	0
Short-term borrowings:
Federal funds purchased	108,666	108,666	0	0
Repurchase agreements	301,462	301,461	0	0
Other borrowings:
Junior subordinated debenture	28,000	0	17,636	0
Repurchase agreements	50,000	0	52,476	0
Federal Home Loan Bank advances	427,750	0	0	436,519
Capital lease obligation	4,143	0	5,384	0
Accrued interest payable	1,730	0	1,730	0
Standby letters of credit	358	0	0	358
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$0	$0	$0	$1,747

		Fair Value Measurements at December 31, 2013 Using
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$206,723	$206,723	$0	$0
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	170,621	0	178,370	0
Mortgage-backed securities—Agency	35,443	0	36,348	0
State and political subdivisions	556,670	0	566,040	0
Federal Home Loan Bank stock	40,584	0	40,584	0
Loans, net (including covered loans):
Commercial	1,386,185	0	0	1,414,184
Commercial real estate	1,220,417	0	0	1,273,070
Residential real estate	1,384,183	0	0	1,475,710
Consumer credit	1,045,034	0	0	1,058,021
FDIC indemnification asset	88,513	0	0	55,368
Accrued interest receivable	50,205	42	20,708	29,455
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,026,490	$2,026,490	$0	$0
NOW, savings and money market deposits	4,166,438	4,166,438	0	0
Time deposits	1,017,975	0	1,028,043	0
Short-term borrowings:
Federal funds purchased	115,103	115,103	0	0
Repurchase agreements	347,229	347,226	0	0
Other borrowings:
Junior subordinated debenture	28,000	0	17,605	0
Repurchase agreements	50,000	0	52,633	0
Federal Home Loan Bank advances	447,856	0	0	485,759
Capital lease obligation	4,157	0	5,245	0
Accrued interest payable	1,877	0	1,877	0
Standby letters of credit	380	0	0	380
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$0	$0	$0	$1,648

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three months ended March 31, 2014 and 2013, and financial condition as of March 31, 2014, compared to March 31, 2013, and December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the first quarter of 2014, net income was $26.5 million, or $0.26 per share. This compares to the $23.9 million, or $0.24 per share reported in the first quarter of 2013. The improvement is primarily the result of lower non-interest expenses. Total revenue remained relatively flat as the improvement in interest income and insurance contingency fees were offset by higher amortization expense associated with our FDIC indemnification asset.

Loan growth is our top focus and our new chief banking officer has this at the top of his agenda. He encourages a culture of cooperation and teamwork and considers both the originators and underwriters to be critical members of the lending team. Loan growth in our new higher-growth markets was encouraging during the quarter but our strong work out efforts of purchased credit impaired loans continue to keep loan balances relatively constant as these loans, subject to FDIC loss-sharing agreements, purposely decline.

Credit quality remained strong. Nonaccrual loan balances were $112.1 million at March 31, 2014, a decrease of $98.4 million since March 31, 2013, and a decrease of $16.3 million since December 31, 2013. Criticized loans have also improved to $119.8 million at March 31, 2014, compared to $141.5 million and $143.8 million at March 31, 2013 and December 31, 2013, respectively. We had net recoveries of $0.4 million and recorded $37 thousand of provision expense in the first quarter of 2014.

Management continues to focus on expanding our distribution network and transitioning the franchise to higher growth markets. Subsequent to quarter-end, Old National received regulatory approval of the previously announced agreement and plan of merger with Tower Financial Corporation (“Tower”). This transaction expands our presence in the attractive Fort Wayne market and helps to solidify our standing as Indiana’s bank. Tower operates six full-service banking centers in Fort Wayne and one in Warsaw, Indiana with loans of approximately $408 million, deposits of $577 million, and a $750 million wealth management portfolio at March 31, 2014. The transaction closed on April 25, 2014.

The previously announced agreement and plan of merger with Ann Arbor-based United Bancorp, Inc. (“United”) remains pending and is currently expected to close early in the third quarter, subject to approval by United’s shareholders and regulatory authorities, as well as the satisfaction of other customary closing conditions. This acquisition is expected to add an additional 18 branch offices in Southern Michigan, approximately $657 million in loans, $813 million in deposits, and a $685 million wealth management portfolio at March 31, 2014. This transaction will double Old National’s presence in Michigan to thirty-six banking centers.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		% Change
(dollars in thousands)	2014	2013
Income Statement Summary:
Net interest income	$83,478	$79,050	5.6%
Provision for loan losses	37	845	(95.6)
Noninterest income	40,563	46,315	(12.4)
Noninterest expense	88,252	90,183	(2.1)
Other Data:
Return on average common equity	9.03%	8.00%
Efficiency ratio (1)	67.77	68.34
Tier 1 leverage ratio	9.32	8.71
Net charge-offs to average loans	(0.03)	0.17

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 67% of revenues at March 31, 2014. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally cost less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net interest income	$83,478	$79,050
Taxable equivalent adjustment	3,931	3,912

Net interest income—taxable equivalent	$87,409	$82,962

Average earning assets	$8,276,267	$8,210,526
Net interest margin	4.03%	3.85%
Net interest margin—fully taxable equivalent	4.22%	4.04%

Net interest income was $83.5 million for the three months ended March 31, 2014, up from the $79.1 million reported for the three months ended March 31, 2013. Taxable equivalent net interest income was $87.4 million for the three months ended March 31, 2014, up from the $83.0 million reported for the three months ended March 31, 2013. The net interest margin on a fully taxable equivalent basis was 4.22% for the three months ended March 31, 2014, compared to 4.04% for the three months ended March 31, 2013. Both the three months ended March 31, 2014 and 2013 include accretion income (interest income in excess of contractual interest income) associated with purchased credit impaired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $69.5 million for the three months ended March 31, 2014, compared to $68.0 million for the three months ended March 31, 2013; and the net interest margin on a fully taxable equivalent basis would have been 3.36% in 2014 and 3.31% in 2013.

The increase in net interest income is primarily due to the increase in accretion income recorded in the first three months of 2014 compared to the first three months of 2013, combined with a change in the mix of interest earning assets and interest-bearing liabilities. We expect this accretion income to decline over time.

The increase in the net interest margin is primarily due to the yield on average earning assets increasing while the cost of interest-bearing liabilities decreased. The yield on interest earning assets increased 7 basis points while the cost of interest-bearing liabilities decreased 15 basis points in the quarterly year-over-year comparison. The yield on interest earning asset is calculated by dividing annualized taxable equivalent net interest income by average interest assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities.

Average earning assets were $8.276 billion for the three months ended March 31, 2014, compared to $8.211 billion for the three months ended March 31, 2013, an increase of 0.8%, or $65.7 million. Affecting average earning assets at March 31, 2014 compared to March 31, 2013, was the increase in the size of the investment portfolio combined with a decrease in the size of the loan portfolio. Despite the sale of $96.9 million of residential real estate loans during the third quarter of 2013, our residential mortgage loan portfolio grew $19.7 million over the past twelve months. In addition, we experienced growth of $43.8 million in our commercial loan portfolio and $85.9 million in our consumer loan portfolio over the past twelve months. These increases were more than offset by the $69.8 million decrease in our commercial real estate loan portfolio and the $150.5 million decrease in our covered loan portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 61% of average interest earning assets at March 31, 2014.

The $143.6 million increase in the average balance of the investment portfolio from March 31, 2013 to March 31, 2014 can be attributed to the reinvestment of excess cash acquired as part of the Bank of America branch acquisition.

Positively affecting margin were increases in noninterest-bearing demand deposits, NOW and savings accounts, money market accounts combined with a decrease in time deposits and borrowed funds. Average time deposits, which have an average interest rate higher than other types of deposits, decreased $243.7 million since March 31, 2013. In addition, average borrowed funds declined $17.6 million year over year.

Provision for Loan Losses

The provision for loan losses was $37 thousand for the three months ended March 31, 2014, compared to $845 thousand for the three months ended March 31, 2013. Impacting the provision over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) improvement associated with our purchased credit impaired loans accounted for under ASC310-30, (3) the continuing trend in improved credit quality, and (4) a decrease in our commercial real estate loan balances (which carry higher loss rates than other loan categories) in conjunction with improving average asset quality ratings on the remaining commercial real estate loans in our portfolio.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended March 31, 2014 was $40.6 million, a decrease of $5.7 million, or 12.4%, from the $46.3 million reported for the three months ended March 31, 2013. The decrease is primarily the result of adjustments to the FDIC indemnification asset and the gain on branch divestitures that was recorded in the first quarter of 2013. There was no corresponding branch divestiture transaction in the first quarter of 2014. Partially offsetting these decreases were increases in insurance revenue, insurance contingency fees and gains on the sale of foreclosed properties.

Net securities gains were $0.5 million for the three months ended March 31, 2014, compared to net securities gains of $1.0 million for the three months ended March 31, 2013. Included in the first three months of 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $11.1 million for both the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. Included in the first quarter of 2014 is $1.0 million from the newly acquired Bank of America branches.

Debit card and ATM fees decreased $0.1 million to $5.7 million for the three months ended March 31, 2014, as compared to $5.8 million for the three months ended March 31, 2013. The newly acquired Bank of America branches contributed $0.5 million during the first quarter of 2014.

Mortgage banking revenue was $0.6 million for the three months ended March 31, 2014, compared to $1.3 million for the three months ended March 31, 2013. Mortgage production slowed in the first quarter of 2014 as higher interest rates stymied refinance activity and bad weather led to low levels of mortgage production, among other factors. As a result, mortgage banking revenue decreased as we sold less production to the secondary market in 2014.

Insurance premiums and commissions increased $1.1 million to $12.0 million for the three months ended March 31, 2014, as compared to $10.9 million for the three months ended March 31, 2013, primarily as a result of higher contingency income and commissions on property and casualty insurance.

During the third quarter of 2012, Old National announced plans to sell the deposits of nine banking centers in southern Illinois and western Kentucky. The sales closed during the first quarter of 2013. Deposits at the time of sale were approximately $150.1 million and we received a deposit premium of $2.2 million on the sales.

Other income increased $1.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase is primarily a result of a $1.7 million increase in gain on sales of foreclosed properties.

Noninterest Income Related to Covered Assets

The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC. Deterioration in our expectation of credit quality of the OREO would immediately increase the basis of the indemnification asset while deterioration in the expected credit quality of the loans would increase the basis of the indemnification asset prospectively. The offset for both OREO and loans is recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter.

For the first quarter of 2014, adjustments to the FDIC indemnification asset resulted in noninterest expense of $7.3 million. This compares to noninterest expense of $2.3 million during the first quarter of 2013. The increase in expense is primarily the result of lower levels of expected loss claims on covered loans and other real estate in 2014.

At March 31, 2014, $38.2 million of the remaining indemnification asset is expected to be amortized and reported in noninterest income over the next 30 months.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2014, totaled $88.3 million, a decrease of $1.9 million, or 2.1%, from the $90.2 million recorded for the three months ended March 31, 2013. Included in the three months ended March 31, 2014 is approximately $2.8 million of operating costs related to 24 branches acquired from Bank of America during the third quarter of 2013. Also included in the three months ended March 31, 2014 is approximately $2.5 million of expense related to the upcoming acquisitions of Tower and United. Offsetting these increases were decreases in occupancy expense, amortization of intangibles and other expense.

Salaries and benefits is the largest component of noninterest expense. For the three months ended March 31, 2014, salaries and benefits were $51.4 million compared to $51.0 million for the three months ended March 31, 2013. Included in the first quarter of 2014 is $1.8 million of salaries and benefits expense associated with the newly acquired Bank of America bank branches. Also included in the first quarter of 2014 is a $0.6 million decrease in performance-based incentive compensation and a $0.7 million decrease in pension expense.

Occupancy expense was $10.9 million for the three months ended March 31, 2014, compared to $12.1 million for the three months ended March 31, 2013. A decrease in real estate tax expense combined with a decrease in rent expense associated with our recent branch closures and consolidations were the primary reasons for the decrease in occupancy expense.

Marketing expense increased $1.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Marketing expense increased primarily as a result of our entry into the new Michigan market.

Amortization of intangibles was $1.8 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013. Included in 2013 was a $0.6 million adjustment to core deposit intangible amortization expense related to the sale of the nine branches.

Other expense for the three months ended March 31, 2014, totaled $2.8 million, a decrease of $1.3 million compared to the three months ended March 31, 2013. Included in expense for the three months ended March 31, 2013 was approximately $0.7 million for loss on extinguishment of debt related to the termination of a $25.0 million FHLB advance. Included in the first three months of 2014 is a reduction of $0.5 million in the provision for unfunded commitments compared to the first three months of 2013.

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

Approximately $129 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first quarter of 2014. The remaining eighty percent was recorded as a receivable from the FDIC. The reversal of additional non-reimbursable expenses of $13 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first quarter of 2014.

Approximately $123 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first quarter of 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $122 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first quarter of 2013.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 25.9% for the three months ended March 31, 2014, compared to 30.3% for the three months ended March 31, 2013. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at March 31, 2014 based on the current estimate of the effective annual rate. The lower tax rate in the first three months of 2014 is the result of lower projected pre-tax book income for 2014, as well as lower projected state taxes. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At March 31, 2014, our assets were $9.545 billion, a 1.3% decrease compared to March 31, 2013 assets of $9.674 billion, and a decrease of 0.4% compared to December 31, 2013 assets of $9.582 billion. The decrease in assets is primarily the result of decreases in the investment portfolio, the covered loan segment of the loan portfolio, and the FDIC indemnification asset.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $8.288 billion at March 31, 2014, a decrease of 1.7% from March 31, 2013.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $32.0 million of 15- and 20-year fixed-rate mortgage-backed securities, $169.8 million of U.S. government-sponsored entity and agency securities and $577.5 million of state and political subdivision securities in our held-to-maturity investment portfolio at March 31, 2014. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. We moved these securities to our held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.7 million at March 31, 2014 compared to $3.2 million at March 31, 2013.

At March 31, 2014, the total investment securities portfolio was $3.193 billion compared to $3.282 billion at March 31, 2013, a decrease of $89.3 million or 2.7%. Investment securities increased $13.5 million compared to December 31, 2013, an increase of 0.4%. Investment securities represented 38.5% of earning assets at March 31, 2014, compared to 38.9% at March 31, 2013, and 38.4% at December 31, 2013. A decrease in agency mortgage-backed securities from March 31, 2013 was the primary reason for the decrease in the investment portfolio. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a further reduction in the securities portfolio. As of March 31, 2014, management does not intend to sell any securities with an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $22.5 million at March 31, 2014, an increase of $71.7 million compared to net unrealized gains of $49.2 million at March 31, 2013, and a decrease of $11.6 million compared to net unrealized losses of $34.1 million at December 31, 2013. The decline in value from March 31, 2013 is a result of the increase in interest rates that began during the second quarter of 2013. Included in the first quarter of 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 4.52 at March 31, 2014, compared to 4.06 at March 31, 2013, and 4.84 at December 31, 2013. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.94% for the three months ended March 31, 2014, compared to 2.96% for the three months ended March 31, 2013, and 2.87% for the three months ended December 31, 2013.

Residential Loans Held for Sale

Residential loans held for sale were $6.2 million at March 31, 2014, compared to $14.6 million at March 31, 2013, and $7.7 million at December 31, 2013. At March 31, 2014, loans held for sale was made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.1 million and $0.4 million as of March 31, 2014 and March 31, 2013, respectively. At December 31, 2013, the aggregate fair value exceeded the unpaid principal balances by $0.1 million.

Finance Leases Held for Sale

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013. As of March 31, 2014, Old National does not intend to sell its nontaxable leases.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 31.6% of earning assets at March 31, 2014, a decrease from 32.6% at March 31, 2013, and a decrease from 31.9% at December 31, 2013. At March 31, 2014, commercial and commercial real estate loans, including covered loans, were $2.616 billion, a decrease of $129.9 million since March 31, 2013, and a decrease of $30.1 million since December 31, 2013. At June 30, 2013, we had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. These leases were sold in the third quarter of 2013 with no additional loss. Excluding covered loans and commercial leases, commercial and commercial real estate loans increased $6.3 million from March 2013.

Consumer Loans

At March 31, 2014, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $94.4 million or 9.6% compared to March 31, 2013, and increased $24.2 million or 2.3% since December 31, 2013.

Residential Real Estate Loans

At March 31, 2014, residential real estate loans, including covered loans, held in our loan portfolio were $1.383 billion, a decrease of $4.8 million, or 0.3%, from December 31, 2013 and a decrease of $4.2 million, or 0.3%, from March 31, 2013.

During the third quarter of 2013, Old National sold approximately $96.9 million of residential real estate loans as part of its effort to reduce interest rate risk in the loan portfolio. All of the loans sold were FNMA conforming loans.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of March 31, 2014, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	March 31,	December 31,
(dollars in thousands)	2014	2013
Loans, net of discount & allowance	$188,147	$212,428
Other real estate owned	12,918	13,670

Total covered assets	$201,065	$226,098

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At March 31, 2014, the FDIC loss sharing asset was $65.7 million and was comprised of a $60.6 million FDIC indemnification asset and a $5.1 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At March 31, 2014, $22.4 million of the FDIC indemnification asset is related to expected indemnification payments and $38.2 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from FDIC	(15,989)	(3,923)
Loan expenses to be reimbursed	598	380
Other	(80)	(918)
Adjustments reflected in income:
(Amortization) accretion	(5,203)	(1,612)
Higher (lower) loan loss expectations	(412)	120
Write-downs/(gain) on sale of other real estate	(1,728)	372
Recovery amounts due to FDIC	—	(1,243)
Other	—	61

Balance at March 31,	$65,699	$109,861

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at March 31, 2014, totaled $376.8 million, an increase of $11.3 million compared to $365.5 million at March 31, 2013, and a decrease of $1.9 million compared to $378.7 million at December 31, 2013. During the third quarter of 2013, we recorded $16.8 million of goodwill and other intangible assets associated with the acquisition of 24 retail bank branches from Bank of America, all of which is included in the “Banking” column for segment reporting. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with Indiana Community Bancorp. This was allocated to the “Banking” segment. During the fourth quarter of 2013, we increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. The decrease in other intangible assets from December 31, 2013 is primarily attributable to amortization expense associated with other intangible assets.

Assets Held for Sale

Assets held for sale were $9.0 million at March 31, 2014 compared to $9.1 million at December 31, 2013. Included in assets held for sale are four facilities associated with the Monroe Bancorp acquisition.

Other Assets

Other assets have decreased $35.1 million, or 14.9%, since December 31, 2013 primarily a result of decreases in deferred tax assets, prepaid FDIC assessment expense and the fair value of derivative financial instruments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $8.175 billion at March 31, 2014, a decrease of 0.9% from $8.247 billion at March 31, 2013, and a decrease of 0.7% from $8.230 billion at December 31, 2013. Included in total funding were deposits of $7.258 billion at March 31, 2014, an increase of $191.8 million, or 2.7%, compared to March 31, 2013, and an increase of $47.3 million, or 0.7%, compared to December 31, 2013. The increase from March 31, 2013 is primarily attributable to the $482.1 million of deposits from the Bank of America acquisition. Partially offsetting this increase is the $178.3 million of deposits that were sold in conjunction with our branch sales in the first and fourth quarter of 2013 along with a decrease in higher cost certificates of deposit that reached maturity. Noninterest-bearing deposits increased 3.8%, or $74.4 million, compared to March 31, 2013. Money market deposits increased 51.3%, or $151.2 million. NOW deposits increased 5.8% or $97.9 million, while savings deposits increased 5.1%, or $97.7 million, compared to March 31, 2013. Time deposits decreased 19.3% or $229.4 million compared to March 31, 2013. Year over year we experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At March 31, 2014, wholesale borrowings, including short-term borrowings and other borrowings, decreased $263.9 million, or 22.3%, from March 31, 2013 and decreased $101.8 million, or 10.0%, from December 31, 2013, respectively. Wholesale funding as a percentage of total funding was 11.2% at March 31, 2014, compared to 14.3% at March 31, 2013, and 12.4% at December 31, 2013. Wholesale funding increased early in 2013 in anticipation of the pending branch acquisition from Bank of America. The deposit funding assumed in the July 2013 transaction replaced the majority of the increase in short-term and other borrowings that had occurred earlier in 2013. Over the past year, we have reduced the cost of other borrowings by changing the composition of other borrowings. During 2013, we terminated $50.0 million of FHLB advances and restructured $33.4 million of FHLB advances.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $42.4 million, or 18.7%, since March 31, 2013 primarily as a result of decreases in accrued pension expense and tax liabilities combined with fluctuations in the fair value of derivative financial instruments.

Capital

Shareholders’ equity totaled $1.185 billion at March 31, 2014, compared to $1.200 billion at March 31, 2013, and $1.163 billion at December 31, 2013.

We paid cash dividends of $0.11 per share for the three months ended March 31, 2014, which reduced equity by $11.0 million. We paid cash dividends of $0.10 per share for the three months ended March 31, 2013, which reduced equity by $10.1 million. We repurchased shares of our stock, reducing shareholders’ equity by $1.6 million during the three months ended March 31, 2014, and $1.2 million during the three months ended March 31, 2013. The repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $7.4 million during the three months ended March 31, 2014, and decreased equity by $9.5 million during the three months ended March 31, 2013. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $2.1 million during the three months ended March 31, 2014, compared to $1.4 million during the three months ended March 31, 2013.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At March 31, 2014, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Impacting regulatory capital ratios at March 31, 2014 is $13.3 million of goodwill and $3.5 million of core deposit intangibles recorded in conjunction with the Bank of America retail bank branch acquisition on July 12, 2013.

As of March 31, 2014, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory
	Guidelines	March 31,		December 31,
	Minimum	2014	2013	2013
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	9.32%	8.71%	8.92%
Tier 1 capital to risk-adjusted total assets	4.00	14.79	14.10	14.32
Total capital to risk-adjusted total assets	8.00	15.66	15.14	15.19
Shareholders’ equity to assets	N/A	12.42	12.40	12.13

As of March 31, 2014, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory	Well
	Guidelines	Capitalized	March 31,		December 31,
	Minimum	Guidelines	2014	2013	2013
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	7.87%	8.00%	7.35%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	12.46	12.91	11.80
Total capital to risk-adjusted total assets	8.00	10.00	13.34	13.96	12.67

RISK MANAGEMENT

Overview

Management, with the oversight of the Board of Directors, has in place company-wide structures, processes, and controls for managing and mitigating risk. Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Rick Management committee. The following discussion addresses the three major risks we face: credit, market, and liquidity.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.

Investment Activities

While the overall residential real estate market has stabilized, we carry a higher exposure to loss with certain of our non-agency collateralized mortgage obligations. Of the four non-agency collateralized mortgage obligations we carried at March 31, 2014, three were rated below investment grade. The total market value of these four securities was $16.7 million at March 31, 2014 and represents less than 1% of our available-for-sale securities portfolio. The unrealized gain on these securities at March 31, 2014 was approximately $0.6 million. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During 2013, one non-agency mortgage-backed security that was below investment grade paid down and two non-agency mortgage-backed securities were sold. There was no other-than-temporary-impairment recorded in either the first quarter of 2014 or 2013 on these securities.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At March 31, 2014, we had pooled trust preferred securities with a fair value of approximately $6.8 million, or 0.3% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at March 31, 2014, the unrealized loss on our pooled trust preferred securities was approximately $11.3 million. There was no other-than-temporary-impairment recorded in either the first quarter of 2014 or 2013 on these securities.

The remaining mortgage-backed securities are backed by U.S. government-sponsored or federal agencies. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. We do not have the intent to sell these securities and it is likely that we will not be required to sell these securities before their anticipated maturity or redemption.

Included in the held-to-maturity category at March 31, 2014 are approximately $32.0 million of agency mortgage-backed securities and $577.5 million of municipal securities at amortized cost. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $698.3 million at March 31, 2014.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At March 31, 2014, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeast Illinois, western Kentucky and southwest Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of March 31, 2014, acquired loans totaled $235.0 million and there was $12.9 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At March 31, 2014, approximately $188.1 million of loans, net of discount and allowance, and $12.9 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	March 31,		December 31,
(dollars in thousands)	2014	2013	2013
Nonaccrual loans
Commercial	$27,480	$34,354	$28,635
Commercial real estate	41,645	95,794	52,363
Residential real estate	10,561	9,764	10,333
Consumer	5,128	5,389	5,318
Covered loans (5)	27,289	65,171	31,793

Total nonaccrual loans (6)	112,103	210,472	128,442
Renegotiated loans not on nonaccrual
Noncovered loans	20,224	9,101	15,596
Covered loans (5)	165	35	148
Past due loans (90 days or more and still accruing)
Commercial	—	384	—
Commercial real estate	79	256	—
Residential real estate	42	1,075	35
Consumer	72	243	189
Covered loans (5)	—	30	14

Total past due loans	193	1,988	238
Other real estate owned	7,629	9,103	7,562
Other real estate owned, covered (5)	12,918	26,114	13,670

Total under-performing assets	$153,232	$256,813	$165,656

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$170,498	$221,742	$159,783
Classified loans, covered (5)	30,385	81,399	35,500
Other classified assets (3)	42,021	57,017	43,861
Criticized loans	112,307	127,252	135,401
Criticized loans, covered (5)	7,512	14,240	8,421

Total criticized and classified assets	$362,723	$501,650	$382,966

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	2.61%	4.30%	2.84%
Under-performing assets/total loans and other real estate owned (1)	3.01	4.99	3.25
Under-performing assets/total assets	1.61	2.65	1.73
Allowance for loan losses/under-performing assets (4)	31.03	20.82	28.46
Allowance for loan losses/nonaccrual loans (6)	42.42	25.41	36.71
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.15	3.23	2.31
Under-performing assets/total loans and other real estate owned (1)	2.31	3.45	2.46
Under-performing assets/total assets	1.18	1.71	1.25
Allowance for loan losses/under-performing assets (4)	36.81	28.59	34.78
Allowance for loan losses/nonaccrual loans (6)	48.98	32.56	43.19

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 3 pooled trust preferred securities, 3 non-agency mortgage-backed securities and 4 corporate securities at March 31, 2014.
(4)	Because the acquired loans from Monroe, Integra and Indiana Community were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At March 31, 2014, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $ 30.4 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $153.2 million at March 31, 2014, a decrease of $103.6 million compared to $256.8 million at March 31, 2013, and a decrease of $12.5 million compared to $165.7 million at March 31, 2013. As a percent of total loans and other real estate owned, under-performing assets, at March 31, 2014, were 3.01%, a decrease from the March 31, 2013 ratio of 4.99% and a decrease from the December 31, 2013 ratio of 3.25%. At March 31, 2014, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $40.4 million, which included approximately $27.3 million of nonaccrual loans, $0.2 million of past due loans and renegotiated loans and $12.9 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $112.1 million at March 31, 2014, compared to $210.5 million at March 31, 2013, and $128.4 million at December 31, 2013. Nonaccrual loans decreased primarily as a result of decreases in our acquired covered nonaccrual loans and our commercial real estate loan portfolio. Nonaccrual loans, however, have remained at elevated levels since the acquisition of MonroeBancorp and the FDIC-assisted acquisition of Integra in 2011. Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp and the Bank of America branches were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 48.98% at March 31, 2014, compared to 32.56% at March 31, 2013 and 43.19% at December 31, 2013. Included in nonaccrual loans at March 31, 2014 and December 31, 2013 were $30.4 million and $38.3 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total classified and criticized assets were $362.7 million at March 31, 2014, a decrease of $138.9 million from March 31, 2013, and a decrease of $20.2 million from December 31, 2013. Other classified assets include $42.0 million, $57.0 million and $43.9 million of investment securities that fell below investment grade rating at March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the three months ended March 31, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

At March 31, 2014, our troubled debt restructurings consisted of $21.6 million of commercial loans, $21.0 million of commercial real estate loans, $1.7 million of consumer loans and $2.3 million of residential loans, totaling $46.6 million. Approximately $26.2 million of the troubled debt restructuring at March 31, 2014 were included with nonaccrual loans. As of March 31, 2014, Old National had allocated specific reserves of $4.4 million to commercial loans and $1.8 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2013, our troubled debt restructurings consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the troubled debt restructuring at December 31, 2013 were included with nonaccrual loans. As of December 31, 2013, Old National had allocated specific reserves of $2.1 million to commercial loans and $2.0 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the three months ended March 31, 2014 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of March 31, 2014, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $(0.4) million for the three months ended March 31, 2014, as compared to $2.1 million of net for the three months ended March 31, 2013. Annualized, net charge-offs to average loans were (0.03)% for the three months ended March 31, 2014, as compared to 0.17% for the three months ended March 30, 2013. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At March 31, 2014, the allowance for loan losses was $47.6 million, a decrease of $5.9 million compared to $53.5 million at March 31, 2013, and an increase of $0.5 million compared to $47.1 million at December 31, 2013. Impacting the allowance for loan losses and provision expense over the past twelve months are the following factors: (1) the loss factors applied to our performing loan portfolio have decreased over time as charge-offs were substantially lower, (2) improvement associated with our purchased credit impaired loans accounted for under ASC310-30, (3) the continuing trend in improved credit quality, and (4) a decrease in our commercial real estate loan balances (which carry higher loss rates than other loan categories) in conjunction with improving average asset quality ratings on the remaining commercial real estate loans in our portfolio. As a percentage of total loans excluding loans held for sale, the allowance was 0.94% at March 31, 2014, compared to 1.05% at March 31, 2013, and 0.93% at December 31, 2013. The decrease from March 31, 2013 is primarily a result of the $5.4 million of provision expense recapture during the second and third quarters of 2013. The provision for loan losses for the three months ended March 31, 2014, was $37 thousand compared to $845 thousand for the three months ended March 31, 2013.

Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp and the Bank of America branches were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through March 31, 2014, $1.7 million and $6.2 million had been reserved for these purchased credits from Monroe Bancorp and Integra Bank, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,463,929	$60,453	$70,662	$6,698	$116,801	$311,937	$11,255	$30,546
Remaining purchase discount	—	—	5,088	—	79,487	19,070	2,427	21,141
Allowance, January 1, 2014	30,826	8,346	1,552	—	3,852	—	—	2,569
Charge-offs	(799)	(1,315)	(40)	—	171	(167)	(23)	(246)
Recoveries	113	1,887	3	1	49	61	402	274
Provision expense	(540)	1,097	(290)	2,487	(1,771)	106	(337)	(715)

Allowance, March 31, 2014	$29,600	$10,015	$1,225	$2,488	$2,301	$—	$42	$1,882

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $2.6 million reserve for unfunded loan commitments at March 31, 2014 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $2.7 million at December 31, 2013. The reserve for unfunded loan commitments remainded relatively constant from December 31, 2013 to March 31, 2014.

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

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, March 31, 2014
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.23%	3.33%	3.56%	3.55%	3.99%	4.80%	5.84%	6.43%	6.54%
+ 2.00%	2.23%	2.33%	2.56%	2.55%	2.99%	3.80%	4.84%	5.43%	5.54%
+ 1.00%	1.23%	1.33%	1.56%	1.55%	1.99%	2.80%	3.84%	4.43%	4.54%
Yield Curve at 6/30	23.00%	0.33%	0.56%	0.55%	0.99%	1.80%	2.84%	3.43%	3.54%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.23%	1.33%	1.56%	1.55%	0.99%	1.80%	2.84%	3.43%	3.54%
Long end	0.23%	0.33%	0.56%	0.55%	0.99%	1.80%	1.84%	2.43%	2.54%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	0.99%	1.80%	2.84%	3.43%	3.54%
Long end	0.23%	0.33%	0.56%	0.55%	0.99%	1.80%	3.84%	4.43%	4.54%

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

During the quarter we implemented numerous modeling input and assumption changes that were based upon our deposit experience as well as a recent deposit study. These are reflected in the Net Interest Income and Economic Value of Equity data presented for 3/31/2014 only.

Results of our simulation modeling project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenarios at March 31st.

	Changes in Net Interest Income
	One Year Horizon
	3/31/2014			3/31/2013
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	255,740	(3,043)	-1.18%	232,498	(32,965)	-12.42%
+ 2.00%	257,653	(1,130)	-0.44%	246,182	(19,281)	-7.26%
+ 1.00%	258,428	(355)	-0.14%	259,813	(5,651)	-2.13%
Yield Curve	258,783	—	0.00%	265,463	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	257,178	(1,605)	-0.62%	256,313	(9,150)	-3.45%
Long end	257,217	(1,566)	-0.61%	261,419	(4,044)	-1.52%
100 bp steepening of curve
Short end	256,626	(2,157)	-0.83%	264,508	(955)	-0.36%
Long end	259,961	1,178	0.46%	268,881	3,418	1.29%

	Changes in Net Interest Income
	Two Year Cumulative Horizon
	3/31/2014			3/31/2013
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	536,859	23,171	4.51%	481,846	(41,071)	-7.85%
+ 2.00%	531,215	17,527	3.41%	505,331	(17,586)	-3.36%
+ 1.00%	523,226	9,538	1.86%	524,207	1,290	0.25%
Yield Curve	513,688	—	0.00%	522,917	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	518,584	4,897	0.95%	511,366	(11,551)	-2.21%
Long end	508,230	(5,457)	-1.06%	510,611	(12,306)	-2.35%
100 bp steepening of curve
Short end	505,886	(7,801)	-1.52%	519,489	(3,428)	-0.66%
Long end	517,895	4,207	0.82%	533,974	11,057	2.11%

At March 31, 2014, our simulated exposure to an increase in interest rates shows that an immediate increase in rates of 1.00% will decrease our net interest income by $0.35 million (-0.14%) over a one year horizon compared to our base case scenario. Rate increases of 2.00% and 3.00% would cause net interest income to decline by $1.13 million (-0.44%) and $3.04 million (-1.18%), respectively. Over a two-year horizon, an immediate increase in rates of 1.00% will increase our net interest income by 9.5 million (+1.86%). For the up 2.00% scenario, net interest income increases by $17.5 million (+3.41%) and, in an up 3.00% scenario, net interest income increases $23.2 million (+4.51%) compared to our base case scenario. As a result of the already low interest rate environment, we did not include a 1.00% falling scenario.

From March 31, 2013 to March 31, 2014, our NII results were primarily impacted by two items: 1) a repositioning of the investment portfolio prior to closing on the Bank of America deposit purchase and, 2) modeling changes arising from our recent deposit study that revealed lower sensitivity to rising rates in the future. Throughout the time period, the liability mix reflected a migration to lower cost deposit products and floating rate liabilities.

In addition to reporting our interest rate sensitivity assuming an instantaneous shift in rates of 1.00%, 2.00% and 3.00% across the interest rate curve, we have included the following modeling scenarios; short-end flattening, long-end flattening, short-end steepening, and long-end steepening. The shape of the yield curve can have a significant impact on our net interest income as the above table illustrates. A long-end flattening of the yield curve means that rates on the short-end of the curve remain stationary while long-end rates decline by 1.00%. Our modeling projects in this scenario that our net interest income would decline by $5.4 million (-1.06%) over a two year horizon. This is caused by longer term assets re-pricing at lower rates, while pricing on deposits, which are more closely tied to short-term rates, remains static. By contrast, in a long-end steepening scenario, short-term rates remain constant while rates on the long-end increase by 1.00%. In this scenario, our net interest income is projected to increase by $4.2 million (+0.82%) over a two year horizon, since assets re-price at higher rates while rates on our deposits remain constant. This long-end steepening scenario most closely resembles the recent movement in interest rates since early May 2013.

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

	Economic Value of Equity
	3/31/2014			3/31/2013
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+ 3.00%	1,030	(120)	-10.43%	685	(58)	-7.82%
+ 2.00%	1,077	(73)	-6.35%	738	(5)	-0.67%
+ 1.00%	1,125	(25)	-2.17%	789	47	6.33%
Yield Curve	1,150	—	—	742	—	—
- 1.00%	NA	NA	NA	NA	NA	NA

At March 31, 2014, Old National’s Economic Value of Equity (“EVE”) scenarios indicate negative changes to EVE in the up 1.00%, 2.00%, and 3.00% scenarios. The various outcomes in EVE modeling results were driven primarily by the following four factors: 1) slightly increased asset sensitivity to higher interest rates including mortgages as prepay speeds slow, 2) the absolute higher level of interest rates year over year, 3) modifications to the sensitivity of deposit products, and 4) changes in mix of the balance sheet noted earlier. Modeling results at March 31, 2014, indicate that we remain within our Company’s acceptable risk tolerance levels.

Because the models are driven by expected behavior in various interest rate scenarios and many factors besides market interest rates affect our net interest income and the economic value of equity, we recognize that model outputs are not guarantees of actual results. For this reason, we model many different combinations of interest rates and balance sheet assumptions to understand its overall sensitivity to market interest rate changes.

During the comparable periods, Old National took several actions in anticipation of further increases in interest rates. We entered in to $425 million Notional forward starting pay-fixed interest rate swaps against variable-rate debt. We also sold approximately $97 million in longer term, fixed rate residential real estate mortgages. Finally, $370 million of longer duration bonds were transferred from the available for sale portfolio to the held to maturity portfolio, lessening the impact to our tangible equity capital in a rising rate environment.

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value gain of $1.1 million at March 31, 2014, compared to an estimated fair value gain of $6.8 million at March 31, 2013. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for March 31, 2014.

Time Deposit Maturity Schedule, March 31, 2014
Maturity Bucket	Amount (000s)	Rate
2014	$456,146	0.53%
2015	236,085	1.28%
2016	152,724	2.90%
2017	42,000	0.92%
2018	36,494	1.20%
2019 and beyond	37,355	1.53%

Our ability to acquire funding at competitive prices is influenced by rating agencies’ views of our credit quality, liquidity, capital and earnings. All of the rating agencies place us in an investment grade that indicates a low risk of default. For both Old National and Old National Bank:

•	Moody’s Investor Service maintains Old National Bank’s Long Term Rating at A2 with a stable outlook and stable Short Term ratings of P-1.

•	Dominion Bond Rating Services (DBRS) confirmed our ratings (A, R-1) and stable outlook on November 11, 2013. Subsequent to the confirmation, DBRS withdrew the ratings at its own discretion.

The senior debt ratings of Old National and Old National Bank at March 31, 2014, are shown in the following table.

SENIOR DEBT RATINGS
Moody’s Investor Service
	Long	Short
	term	term
Old National Bancorp	N/A	N/A
Old National Bank	A2	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of March 31, 2014, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$75,634	$138,890
Unencumbered government-issued debt securities	—	1,116,756
Unencumbered investment grade municipal securities	—	711,143
Unencumbered corporate securities	—	127,962
Unencumbered other securities	—	251
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	468,844
Amount available from Federal Home Loan Bank Indianapolis*	—	733,129
Amount available under other credit facilities	—	—

Total available funds	$75,634	$3,296,975

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At March 31, 2014, the Parent Company’s other borrowings outstanding were $28.0 million.

Federal banking laws regulate the amount of dividends that may be paid by banking subsidiaries without prior approval. Prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year plus retained net profits for the preceding two years. Prior regulatory approval to pay dividends was not required in 2013 or 2014 and is not currently required.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.328 billion and standby letters of credit of $61.6 million at March 31, 2014. At March 31, 2014, approximately $1.266 billion of the loan commitments had fixed rates and $62 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.0 million at March 31, 2014.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at March 31, 2014:

CONTRACTUAL OBLIGATIONS
	Payments Due In
(dollars in thousands )	One Year or Less (1)	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without stated maturity	$6,297,358	$—	$—	$—	$6,297,358
IRAs, consumer and brokered certificates of deposit	456,146	388,809	78,494	37,355	960,804
Short-term borrowings	410,128	—	—	—	410,128
Other borrowings	125,743	117,458	191,655	71,926	506,782
Fixed interest payments (2)	4,817	11,964	7,710	19,209	43,700
Operating leases	23,524	61,642	60,233	234,255	379,654
Other long-term liabilities (3)	410	—	—	—	410

(1)	For the remaining nine months of fiscal 2014.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.21% to 8.34%. All of our other long-term debt is at Libor based variable rates at March 31, 2014. The projected variable interest assumes no increase in Libor rates from March 31, 2014.
(3)	Amount expected to be contributed to the pension plans in 2014. Amounts for 2015 and beyond are unknown at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material affect on our financial condition and results of operations.

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

•	Judgments and Uncertainties. These cash flow evaluations are inherently subjective as they require management to make estimates about expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

•	Effect if Actual Results Differ From Assumptions. Changes in these factors, as well as changing economic conditions will likely impact the carrying value of these acquired loans as well as the carrying value of any associated indemnification assets, as the FDIC will reimburse us for losses incurred on certain acquired loans, but the shared-loss agreements may not fully offset the financial effects of such a situation.

FDIC Indemnification Asset

•	Description. The FDIC Indemnification Asset results from the loss share agreement associated with our FDIC-assisted acquisition of Integra in 2011. This asset is measured separately from the related covered assets (loans and OREO) as it is not contractually embedded in those assets and is not transferable should we choose to dispose of the covered assets. The FDIC indemnification asset represents the discounted amount of estimated reimbursable losses from the FDIC for losses on covered assets. Pursuant to the terms of the loss sharing agreements, covered assets are subject to stated loss thresholds whereby the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. The loss sharing agreements provide for five years of coverage on non-single family loans and ten years of coverage on single family loans. Recoveries associated with non-single family loans are shared with the FDIC for three years beyond the loss share coverage period. The FDIC indemnification asset was recorded at its estimated fair value at the time of the FDIC-assisted transaction. The fair value was estimated using the projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows are discounted to reflect the uncertainty of the timing of the loss sharing reimbursement from the FDIC.

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

Management’s analysis of probable losses in the portfolio at March 31, 2014, resulted in a range for allowance for loan losses of $13.1 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $2.1 million and an increase of $6.4 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/14 - 01/31/14	—	$—	—	2,000,000
02/01/14 - 02/28/14	115,691	13.63	115,691	1,884,309
03/01/14 - 03/31/14	—	—	—	1,884,309

Quarter-to-date 03/31/14	115,691	$13.63	115,691	1,884,309

On January 23, 2014, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 23, 2014 and ending January 31, 2015. During the first three months of 2014, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

2.3	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2.4	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

3.1	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3.2	By-Laws of Old National, amended July 23, 2009 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K file with the Securities and Exchange Commission on July 23, 2009).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

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

Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.25	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.26	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.27	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.29	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.30	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.31	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.32	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.33	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.34	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.35	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.36	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.37	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.38	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.39	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.40	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.41	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

10.42	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

10.43	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.44	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: May 2, 2014