Form 10-Q
period 2014-06-30
OLD NATIONAL BANCORP /IN/
filed 2014-08-01
CIK 707179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The Registrant has one class of common stock (no par value) with 105,851,000 shares outstanding at June 30, 2014.

OLD NATIONAL BANCORP

FORM 10-Q

OLD NATIONAL BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands, except per share data)	June 30, 2014	December 31, 2013	June 30, 2013
	(unaudited)		(unaudited)
Assets
Cash and due from banks	$215,806	$190,606	$155,135
Money market and other interest-earning investments	20,887	16,117	61,690

Total cash and cash equivalents	236,693	206,723	216,825
Trading securities—at fair value	3,726	3,566	3,331
Investment securities—available-for-sale, at fair value:
U.S. Treasury	11,186	13,113	14,366
U.S. Government-sponsored entities and agencies	623,672	435,588	374,956
Mortgage-backed securities	1,220,293	1,306,670	1,412,869
States and political subdivisions	309,106	268,795	643,887
Other securities	371,800	348,035	213,006

Total investment securities—available-for-sale	2,536,057	2,372,201	2,659,084
Investment securities—held-to-maturity, at amortized cost (fair value $899,007, $780,758 and $419,326, respectively)	852,904	762,734	401,066
Federal Home Loan Bank stock, at cost	42,776	40,584	40,584
Residential loans held for sale, at fair value	11,398	7,705	13,572
Finance leases held for sale	—	—	11,553
Loans:
Commercial	1,498,833	1,373,415	1,397,882
Commercial real estate	1,354,700	1,160,890	1,197,997
Residential real estate	1,425,179	1,359,569	1,399,688
Consumer credit, net of unearned income	1,089,008	971,258	892,078
Covered loans, net of discount	171,148	217,832	288,577

Total loans	5,538,868	5,082,964	5,176,222
Allowance for loan losses	(42,494)	(41,741)	(43,890)
Allowance for loan losses—covered loans	(3,658)	(5,404)	(5,428)

Net loans	5,492,716	5,035,819	5,126,904

FDIC indemnification asset	51,431	88,513	100,391
Premises and equipment, net	118,014	108,306	91,445
Accrued interest receivable	54,630	50,205	48,516
Goodwill	408,474	352,729	339,382
Other intangible assets	30,799	25,957	24,993
Company-owned life insurance	299,509	275,121	273,887
Assets held for sale	9,043	9,056	9,275
Other real estate owned and repossessed personal property	6,729	7,562	7,739
Other real estate owned—covered	11,155	13,670	23,131
Other assets	221,879	221,293	249,393

Total assets	$10,387,933	$9,581,744	$9,641,071

Liabilities
Deposits:
Noninterest-bearing demand	$2,129,705	$2,026,490	$1,881,440
Interest-bearing:
NOW	1,912,183	1,775,938	1,652,816
Savings	2,100,173	1,941,652	1,900,148
Money market	428,013	448,848	283,686
Time	984,929	1,017,975	1,122,003

Total deposits	7,555,003	7,210,903	6,840,093
Short-term borrowings	467,578	462,332	530,381
Other borrowings	902,015	556,388	884,347
Accrued expenses and other liabilities	186,006	189,481	219,272

Total liabilities	9,110,602	8,419,104	8,474,093

Shareholders’ Equity
Preferred stock, series A, 1,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $1 stated value, 150,000 shares authorized, 105,851, 99,859 and 100,881 shares issued and outstanding, respectively	105,851	99,859	100,881
Capital surplus	975,354	900,254	912,391
Retained earnings	229,467	206,993	178,727
Accumulated other comprehensive income (loss), net of tax	(33,341)	(44,466)	(25,021)

Total shareholders’ equity	1,277,331	1,162,640	1,166,978

Total liabilities and shareholders’ equity	$10,387,933	$9,581,744	$9,641,071

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Interest Income
Loans including fees:
Taxable	$65,892	$63,223	$130,849	$127,441
Nontaxable	2,530	2,380	5,039	4,559
Investment securities:
Taxable	15,447	15,139	31,216	30,281
Nontaxable	5,649	4,933	10,673	9,483
Money market and other interest-earning investments	10	7	16	20

Total interest income	89,528	85,682	177,793	171,784

Interest Expense
Deposits	3,342	5,016	6,625	10,284
Short-term borrowings	83	213	150	480
Other borrowings	1,621	1,262	3,058	2,779

Total interest expense	5,046	6,491	9,833	13,543

Net interest income	84,482	79,191	167,960	158,241
Provision for loan losses	(400)	(3,693)	(363)	(2,848)

Net interest income after provision for loan losses	84,882	82,884	168,323	161,089

Noninterest Income
Wealth management fees	7,504	6,412	13,296	12,068
Service charges on deposit accounts	11,821	11,766	22,955	22,864
Debit card and ATM fees	6,476	5,942	12,212	11,740
Mortgage banking revenue	1,262	1,593	1,892	2,866
Insurance premiums and commissions	9,811	9,318	21,773	20,261
Investment product fees	4,117	4,074	7,985	7,657
Company-owned life insurance	1,643	1,614	3,110	3,258
Net securities gains	1,689	1,789	2,248	2,808
Total other-than-temporary impairment losses	—	—	(100)	—
Loss recognized in other comprehensive income	—	—	—	—

Impairment losses recognized in earnings	—	—	(100)	—
Gain (loss) on derivatives	71	144	250	132
Recognition of deferred gain on sale leaseback transactions	1,523	1,791	3,047	3,375
Gain on branch divestitures—deposit premium	—	—	—	2,244
Change in FDIC indemnification asset	(10,470)	(1,474)	(17,813)	(3,776)
Other income	4,206	3,275	9,361	7,062

Total noninterest income	39,653	46,244	80,216	92,559

Noninterest Expense
Salaries and employee benefits	55,050	48,723	106,430	99,683
Occupancy	12,712	12,029	23,654	24,113
Equipment	3,176	2,775	6,190	5,673
Marketing	2,434	1,934	4,619	3,139
Data processing	6,479	5,659	12,063	10,891
Communication	2,343	2,703	4,954	5,269
Professional fees	3,643	2,834	7,325	6,503
Loan expense	1,441	1,969	2,758	3,585
Supplies	824	649	1,477	1,218
FDIC assessment	1,445	118	2,886	1,770
Other real estate owned expense	1,255	1,537	2,013	2,551
Amortization of intangibles	2,003	1,840	3,840	4,365
Other expense	5,299	4,146	8,147	8,339

Total noninterest expense	98,104	86,916	186,356	177,099

Income before income taxes	26,431	42,212	62,183	76,549
Income tax expense	7,658	13,734	16,900	24,126

Net income	$18,773	$28,478	$45,283	$52,423

Net income per common share—basic	$0.18	$0.28	$0.44	$0.52
Net income per common share—diluted	0.18	0.28	0.44	0.52

Weighted average number of common shares outstanding-basic	103,904	100,981	101,862	101,031
Weighted average number of common shares outstanding-diluted	104,361	101,352	102,363	101,448

Dividends per common share	$0.11	$0.10	$0.22	$0.20

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$18,773	$28,478	$45,283	$52,423
Other comprehensive income (loss)
Change in securities available-for-sale:
Unrealized holding gains (losses) for the period	11,447	(73,602)	23,502	(87,385)
Reclassification adjustment for securities gains realized in income	(1,689)	(1,789)	(2,248)	(2,808)
Other-than-temporary-impairment on available-for-sale securities associated with credit loss realized in income	—	—	100	—
Income tax effect	(3,627)	28,957	(8,090)	34,366

Unrealized gains on available-for-sale securities	6,131	(46,434)	13,264	(55,827)
Change in securities held-to-maturity:
Amortization of fair value for securities held-to-maturity previously recognized into accumulated other comprehensive income	225	(177)	622	(354)
Income tax effect	(58)	70	(185)	141

Changes from securities held-to-maturity	167	(107)	437	(213)
Cash flow hedges:
Net unrealized derivative gains (losses) on cash flow hedges	(3,146)	874	(5,083)	874
Income tax effect	1,195	(349)	1,932	(349)

Changes from cash flow hedges	(1,951)	525	(3,151)	525
Defined benefit pension plans:
Amortization of net loss recognized in income	591	842	943	1,702
Income tax effect	(349)	(665)	(368)	(1,009)

Changes from defined benefit pension plans	242	177	575	693

Other comprehensive income (loss), net of tax	4,589	(45,839)	11,125	(54,822)

Comprehensive income (loss)	$23,362	$(17,361)	$56,408	$(2,399)

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars and shares in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2012	$101,179	$916,918	$146,667	$29,801	$1,194,565
Net income	—	—	52,423	—	52,423
Other comprehensive income (loss)	—	—	—	(54,822)	(54,822)
Dividends—common stock	—	—	(20,211)	—	(20,211)
Common stock issued	11	128	—	—	139
Common stock repurchased	(589)	(7,097)	—	—	(7,686)
Stock based compensation expense	—	2,136	—	—	2,136
Stock activity under incentive comp plans	280	306	(152)	—	434

Balance, June 30, 2013	$100,881	$912,391	$178,727	$(25,021)	$1,166,978

Balance, December 31, 2013	$99,859	$900,254	$206,993	$(44,466)	$1,162,640
Net income	—	—	45,283	—	45,283
Other comprehensive income (loss)	—	—	—	11,125	11,125
Acquisition—Tower Financial	5,626	73,101	—	—	78,727
Dividends—common stock	—	—	(22,631)	—	(22,631)
Common stock issued	11	146	—	—	157
Common stock repurchased	(117)	(1,480)	—	—	(1,597)
Stock based compensation expense	—	2,506	—	—	2,506
Stock activity under incentive comp plans	472	827	(178)	—	1,121

Balance, June 30, 2014	$105,851	$975,354	$229,467	$(33,341)	$1,277,331

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$45,283	$52,423

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,897	5,092
Amortization and impairment of other intangible assets	3,840	4,365
Net premium amortization on investment securities	6,525	9,007
Amortization of FDIC indemnification asset	17,813	3,776
Stock compensation expense	2,506	2,136
Provision for loan losses	(363)	(2,848)
Net securities gains	(2,248)	(2,808)
Impairment on available-for-sale securities	100	—
Gain on branch divestitures	—	(2,244)
Recognition of deferred gain on sale leaseback transactions	(3,047)	(3,375)
Gain on derivatives	(250)	(132)
Net gains on sales of other assets	(1,204)	(1,618)
Loss on retirement of debt	—	993
Increase in cash surrender value of company owned life insurance	(3,107)	(3,258)
Proceeds from sale of residential real estate loans	48,540	83,909
Residential real estate loans originated for sale	(50,557)	(82,586)
Increase in interest receivable	(2,054)	(1,537)
Decrease in other real estate owned	3,821	6,446
Decrease in other assets	4,210	16,543
Decrease in accrued expenses and other liabilities	(4,166)	(19,322)

Total adjustments	26,256	12,539

Net cash flows provided by operating activities	71,539	64,962

Cash Flows From Investing Activities
Net cash and cash equivalents of acquired banks and branches	24,701	—
Purchases of investment securities available-for-sale	(257,481)	(770,879)
Purchases of investment securities held-to-maturity	(103,299)	(15,624)
Proceeds from maturities, prepayments and calls of investment securities available-for-sale	178,156	358,817
Proceeds from sales of investment securities available-for-sale	76,295	159,073
Proceeds from maturities, prepayments and calls of investment securities held-to-maturity	10,438	15,318
Proceeds on branch divestitures	—	(144,236)
Proceeds from sale of loans	—	4,787
Purchases of Federal Home Loan Bank stock	—	(2,657)
Reimbursements under FDIC loss share agreements	20,306	13,098
Net principal collected from (loans made to) loan customers	(85,480)	1,435
Proceeds from sale of premises and equipment and other assets	43	3,036
Purchases of premises and equipment and other assets	(7,442)	(7,321)

Net cash flows used in investing activities	(143,763)	(385,153)

Cash Flows From Financing Activities
Net decrease in deposits and short-term borrowings:
Deposits	(184,422)	(288,725)
Short-term borrowings	(13,652)	(59,434)
Payments for maturities on other borrowings	(181,019)	(469)
Payments related to retirement of debt	—	(50,993)
Proceeds from issuance of other borrowings	505,000	700,000
Cash dividends paid on common stock	(22,631)	(20,211)
Common stock repurchased	(1,597)	(7,686)
Proceeds from exercise of stock options, including tax benefit	358	335
Common stock issued	157	139

Net cash flows provided by financing activities	102,194	272,956

Net increase (decrease) in cash and cash equivalents	29,970	(47,235)
Cash and cash equivalents at beginning of period	206,723	264,060

Cash and cash equivalents at end of period	$236,693	$216,825

Supplemental cash flow information:
Total interest paid	$10,044	$13,951
Total taxes paid (net of refunds)	$9,501	$11,282

The accompanying notes to consolidated financial statements are an integral part of these statements.

OLD NATIONAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Old National Bancorp and its wholly-owned affiliates (hereinafter collectively referred to as “Old National”) and have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Such principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, valuation of purchased loans, FDIC indemnification asset, valuation and impairment of securities, goodwill and intangibles, derivative financial instruments, and income taxes are particularly subject to change. In the opinion of management, the consolidated financial statements contain all the normal and recurring adjustments necessary for a fair statement of the financial position of Old National as of June 30, 2014 and 2013, and December 31, 2013, and the results of its operations for the three and six months ended June 30, 2014 and 2013. Interim results do not necessarily represent annual results. These financial statements should be read in conjunction with Old National’s Annual Report for the year ended December 31, 2013.

All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the 2014 presentation. Such reclassifications had no effect on net income or shareholders’ equity and were insignificant amounts.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB ASC 205 and 360 – In April 2014, the FASB issued an update (ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) impacting FASB ASC 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment. The amendments in this update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. An entity will have to present, for each comparative period, the assets and liabilities of a disposal group that includes discontinued operations separately in the asset and liability sections of the statement of financial position. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 606 – In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 860 – In June 2014, the FASB issued an update (ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) impacting FASB ASC 860, Transfers and Servicing. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update become effective for the first interim or annual period beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 718 – In June 2014, the FASB issued an update (ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period) impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 3 – ACQUISITION AND DIVESTITURE ACTIVITY

2014 Acquisitions

Tower Financial Corporation

On September 10, 2013, Old National announced that it had entered into an agreement to acquire Tower Financial Corporation (“Tower”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective April 25, 2014 (the “Closing Date”). Tower was an Indiana bank holding company with Tower Bank & Trust Company as its wholly-owned subsidiary. Headquartered in Fort Wayne, Indiana, Tower operated seven banking centers and had approximately $556 million in trust assets under management on the Closing Date. The merger strengthens Old National’s position as the third largest deposit holder in Indiana and Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

The total purchase price for Tower was $110.4 million, consisting of $31.7 million of cash and the issuance of 5.6 million shares of Old National Common Stock valued at $78.7 million. This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while $5.7 million of transaction and integration costs associated with the acquisition were expensed as incurred.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the purchase price for the Tower acquisition is allocated as follows (in thousands):

Cash and cash equivalents	$56,345
Investment securities	142,759
Loans	371,528
Premises and equipment	8,516
Accrued interest receivable	2,371
Other real estate owned	473
Company-owned life insurance	21,281
Other assets	15,658
Deposits	(527,995)
Short-term borrowings	(18,898)
Other borrowings	(21,113)
Accrued expenses and other liabilities	(4,681)

Net tangible assets acquired	46,244
Definite-lived intangible assets acquired	8,382
Goodwill	55,745

Total estimated fair value of consideration transferred	$110,371

Of the total purchase price, $46.2 million has been allocated to net tangible assets acquired and $8.4 million has been allocated to definite-lived intangible assets acquired. The remaining purchase price has been allocated to goodwill. The goodwill will not be deductible for tax purposes and is included in the “Banking” and “Wealth Management” segments, as described in Note 20 of these consolidated financial statement footnotes.

The components of the estimated fair value of the acquired identifiable intangible assets are in the table below. These intangible assets will be amortized on an accelerated basis over their estimated lives and are included in the “Banking” and “Wealth Management” segments, as described in Note 20 of these consolidated financial statement footnotes.

	Estimated Fair Value (in millions)	Estimated Useful Lives (Years)
Core deposit intangible	$4.6	7
Trust customer relationship intangible	$3.8	12

United Bancorp, Inc.

On January 8, 2014, Old National announced that it had entered into an agreement to acquire United Bancorp, Inc. (“United”) through a stock and cash merger. The acquisition contemplated by this agreement was completed effective July 31, 2014 (the “Closing Date”). United was a Michigan bank holding company with United Bank & Trust as its wholly-owned subsidiary. Headquartered in Ann Arbor, Michigan, United operated eighteen banking centers and as of June 30, 2014, United had total loans of approximately $665 million, $770 milion of deposits and approximately $688 million in trust assets under management. The merger doubles Old National’s presence in Michigan to 36 total branches and Old National believes that it will be able to achieve cost savings by integrating the two companies and combining accounting, data processing, retail and lending support, and other administrative functions after the merger, which will enable Old National to achieve economies of scale in these areas.

The total purchase price for United was $157.8 million, consisting of $34.0 million of cash, the issuance of 9.1 million shares of Old National Common Stock valued at $122.0 million, and the assumption of United’s options and stock appreciation rights, valued at $1.8 million. This acquisition will be accounted for under the acquisition method of accounting. Accordingly, the Company is in the process of conducting assessments of net assets acquired and determining the fair values of these identifiable assets acquired and liabilities assumed as of the acquisition date. Transaction and integration costs of $2.7 million associated with the acquisition were expensed during the second quarter and remaining integration costs will be expensed in future quarters as incurred.

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the periods ended June 30, 2014 and 2013 gives effect to the Tower and United acquisitions as if the acquisitions had occurred on January 1, 2013. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Revenue (1)	$139,166	$146,422	$288,301	$292,780
Net income	$25,623	$28,009	$59,635	$53,886

(1)	Net interest income plus noninterest income.

2014 supplemental pro-forma earnings were adjusted to exclude $6.4 million and $8.6 million of acquisition-related costs incurred during the three and six months ended June 30, 2014, respectively. 2013 supplemental pro-forma earnings were adjusted to include these charges.

Pending Acquisitions

On June 3, 2014, Old National announced that it had entered into an agreement to acquire LSB Financial Corp. (“LSB”) through a stock and cash merger. LSB is a savings and loan holding company with Lafayette Savings Bank as its wholly-owned subsidiary. LSB is the largest bank headquartered in Lafayette and operates five full-service banking centers. At June 3, 2014, LSB had total assets of approximately $369 million and $315 million of deposit liabilities. Pursuant to the merger agreement, shareholders of LSB will receive 2.269 shares of Old National common stock and $10.63 in cash for each share of LSB common stock. As of June 3, 2014, the transaction was valued at approximately $66.7 million. The transaction is subject to approval by regulatory authorities and LSB’s shareholders, as well as the satisfaction of customary closing conditions.

On July 28, 2014, Old National announced that it had entered into an agreement to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”) through a stock and cash merger. Founders is a bank holding company with Founders Bank & Trust as its wholly-owned subsidiary. Founders Bank & Trust operates four full-service banking centers in Kent County. At June 30, 2014, Founders had total assets of approximately $466 million and $378 million of deposit liabilities. Pursuant to the merger agreement, shareholders of Founders will receive 3.25 shares of Old National common stock and $38.00 in cash for each share of Founders common stock. Based upon the July 25, 2014, closing price of $13.87 per share of Old National common stock, the transaction is valued at approximately $88.2 million. The transaction is subject to approval by regulatory authorities and Founders’ shareholders, as well as the satisfaction of customary closing conditions.

2013 Acquisitions

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

During the three months ended June 30, 2014, the Company finalized its valuation of all assets and liabilities acquired, resulting in no material change to purchase accounting adjustments. A summary of the final purchase price allocation is as follows (in thousands):

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

2013 Divestitures

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

NOTE 4 – NET INCOME PER SHARE

The following table reconciles basic and diluted net income per share for the three and six months ended June 30:

(dollars and shares in thousands, except per share data)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Basic Earnings Per Share
Net income	$18,773	$28,478
Weighted average common shares outstanding	103,904	100,981
Basic Earnings Per Share	$0.18	$0.28

Diluted Earnings Per Share
Net income	$18,773	$28,478
Weighted average common shares outstanding	103,904	100,981
Effect of dilutive securities:
Restricted stock (1)	424	363
Stock options (2)	33	8

Weighted average shares outstanding	104,361	101,352
Diluted Earnings Per Share	$0.18	$0.28

(dollars and shares in thousands, except per share data)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Basic Earnings Per Share
Net income	$45,283	$52,423
Weighted average common shares outstanding	101,862	101,031
Basic Earnings Per Share	$0.44	$0.52

Diluted Earnings Per Share
Net income	$45,283	$52,423
Weighted average common shares outstanding	101,862	101,031
Effect of dilutive securities:
Restricted stock (1)	471	406
Stock options (2)	30	11

Weighted average shares outstanding	102,363	101,448
Diluted Earnings Per Share	$0.44	$0.52

(1)	No shares of restricted stock awards or restricted stock units were excluded in the computation of net income per diluted share for the second quarter ended June 30, 2014 and 2013, respectively, because the effect would be antidilutive. No shares of restricted stock and restricted stock units were excluded in the computation of net income per diluted share for the six months ended June 30, 2014 and 2013, respectively, because the effect would be antidilutive.
(2)	Options to purchase 832 shares and 1,294 shares outstanding at June 30, 2014 and 2013, respectively, were excluded in the computation of net income per diluted share for the second quarter ended June 30, 2014 and 2013, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 832 and 1,202 shares outstanding at June 30, 2014 and 2013, respectively, were excluded in the computation of net income per diluted share for the six months ended June 30, 2014 and 2013, respectively, because the exercise price of these options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2014 and summarizes the significant amounts reclassified out of each component of AOCI:

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended June 30, 2014 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at April 1, 2014	$(13,975)	$(16,497)	$(1,390)	$(6,068)	$(37,930)
Other comprehensive income (loss) before reclassifications	7,192	—	(1,951)	—	5,241
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,061)	167	—	242	(652)

Net current-period other comprehensive income (loss)	6,131	167	(1,951)	242	4,589

Balance at June 30, 2014	$(7,844)	$(16,330)	$(3,341)	$(5,826)	$(33,341)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Six Months Ended June 30, 2014 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at January 1, 2014	$(21,108)	$(16,767)	$(190)	$(6,401)	$(44,466)
Other comprehensive income (loss) before reclassifications	14,607	—	(3,151)	—	11,456
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,343)	437	—	575	(331)

Net current-period other comprehensive income (loss)	13,264	437	(3,151)	575	11,125

Balance at June 30, 2014	$(7,844)	$(16,330)	$(3,341)	$(5,826)	$(33,341)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$1,689	Net securities gains
	—	Impairment losses

	1,689	Total before tax
	(628)	Tax (expense) or benefit

	$1,061	Net of tax

Unrealized gains and losses onheld-to-maturity securities	$(225)	Interest income/(expense)
	58	Tax (expense) or benefit

	$(167)	Net of tax

Amortization of defined benefit pension items Acturial gains/(losses)	$(591)	(b)
	349	Tax (expense) or benefit

	$(242)	Net of tax

Total reclassifications for the period	$652	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Six Months Ended June 30, 2014 (a)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$2,248	Net securities gains
	(100)	Impairment losses

	2,148	Total before tax
	(805)	Tax (expense) or benefit

	$1,343	Net of tax

Unrealized gains and losses onheld-to-maturity securities	$(622)	Interest income/(expense)
	185	Tax (expense) or benefit

	$(437)	Net of tax

Amortization of defined benefit pension items Acturial gains/(losses)	$(943)	(b)
	368	Tax (expense) or benefit

	$(575)	Net of tax

Total reclassifications for the period	$331	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) (“AOCI”) net of tax for the three and six months ended June 30, 2013 and summarizes the significant amounts reclassified out of each component of AOCI:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component For the Three Months Ended June 30, 2013 (a)
(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Plans	Total
Balance at April 1, 2013	$29,661	$3,163	$—	$(12,006)	$20,818
Other comprehensive income (loss) before reclassifications	(45,343)	—	525	—	(44,818)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,091)	(107)	—	177	(1,021)

Net current-period other comprehensive income (loss)	(46,434)	(107)	525	177	(45,839)

Balance at June 30, 2013	$(16,773)	$3,056	$525	$(11,829)	$(25,021)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

	Changes in Accumulated Other Comprehensive Income by Component
	For the Six Months Ended June 30, 2013 (a)
	Unrealized Gains	Unrealized Gains	Gains and	Defined
	and Losses on	and Losses on	Losses on	Benefit
	Available-for-Sale	Held-to-Maturity	Cash Flow	Pension
(dollars in thousands)	Securities	Securities	Hedges	Plans	Total
Balance at January 1, 2013	$39,054	$3,269	$—	$(12,522)	$29,801
Other comprehensive income
(loss) before reclassifications	(54,089)	—	525	—	(53,564)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	(1,738)	(213)	—	693	(1,258)

Net current-period other comprehensive income (loss)	(55,827)	(213)	525	693	(54,822)

Balance at June 30, 2013	$(16,773)	$3,056	$525	$(11,829)	$(25,021)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for details about reclassifications.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) For the Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$1,789	Net securities gains
	—	Impairment losses

	1,789	Total before tax
	(698)	Tax (expense) or benefit

	$1,091	Net of tax

Unrealized gains and losses on held-to-maturity securities	$177	Interest income/(expense)
	(70)	Tax (expense) or benefit

	$107	Net of tax

Amortization of defined benefit pension items Acturial gains/(losses)	$(842)	(b)
	665	Tax (expense) or benefit

	$(177)	Net of tax

Total reclassifications for the period	$1,021	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
For the Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$2,808	Net securities gains
	—	Impairment losses

	2,808	Total before tax
	(1,070)	Tax (expense) or benefit

	$1,738	Net of tax

Unrealized gains and losses on held-to-maturity securities	$354	Interest income/(expense)
	(141)	Tax (expense) or benefit

	$213	Net of tax

Amortization of defined benefit pension items Acturial gains/(losses)	$(1,702)	(b)
	1,009	Tax (expense) or benefit

	$(693)	Net of tax

Total reclassifications for the period	$1,258	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. See Note 14 for additional details on our pension plans.

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2014
Available-for-sale
U.S. Treasury	$11,025	$161	$—	$11,186
U.S. Government-sponsored entities and agencies	635,127	952	(12,407)	623,672
Mortgage-backed securities - Agency	1,209,049	16,813	(21,481)	1,204,381
Mortgage-backed securities - Non-agency	15,462	450	—	15,912
States and political subdivisions	296,809	13,363	(1,066)	309,106
Pooled trust preferred securities	18,041	—	(11,619)	6,422
Other securities	363,273	5,483	(3,378)	365,378

Total available-for-sale securities	$2,548,786	$37,222	$(49,951)	$2,536,057

Held-to-maturity
U.S. Government-sponsored entities and agencies	$168,936	$8,181	$—	$177,117
Mortgage-backed securities - Agency	28,930	1,334	—	30,264
States and political subdivisions	655,038	37,362	(774)	691,626

Total held-to-maturity securities	$852,904	$46,877	$(774)	$899,007

December 31, 2013
Available-for-sale
U.S. Treasury	$12,995	$118	$—	$13,113
U.S. Government-sponsored entities and agencies	456,123	464	(20,999)	435,588
Mortgage-backed securities - Agency	1,300,135	15,690	(26,567)	1,289,258
Mortgage-backed securities - Non-agency	17,036	376	—	17,412
States and political subdivisions	260,398	10,112	(1,715)	268,795
Pooled trust preferred securities	19,215	—	(11,178)	8,037
Other securities	340,381	5,140	(5,523)	339,998

Total available-for-sale securities	$2,406,283	$31,900	$(65,982)	$2,372,201

Held-to-maturity
U.S. Government-sponsored entities and agencies	$170,621	$7,749	$—	$178,370
Mortgage-backed securities - Agency	35,443	906	(1)	36,348
States and political subdivisions	556,670	10,949	(1,579)	566,040

Total held-to-maturity securities	$762,734	$19,604	$(1,580)	$780,758

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

	June 30, 2014		Weighted
(dollars in thousands)	Amortized	Fair	Average
Maturity	Cost	Value	Yield
Available-for-sale
Within one year	$22,438	$22,487	2.41%
One to five years	397,946	404,642	2.31
Five to ten years	577,480	572,166	2.31
Beyond ten years	1,550,922	1,536,762	2.40

Total	$2,548,786	$2,536,057	2.37%

Held-to-maturity
Within one year	$1,514	$1,535	3.13%
One to five years	22,585	23,755	3.90
Five to ten years	173,189	179,969	3.25
Beyond ten years	655,616	693,748	5.47

Total	$852,904	$899,007	4.97%

The following table summarizes the investment securities with unrealized losses at June 30, 2014 and December 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Available-for-Sale
U.S. Government-sponsored entities and agencies	$117,845	$(637)	$319,330	$(11,770)	$437,175	$(12,407)
Mortgage-backed securities - Agency	98,561	(548)	502,894	(20,933)	601,455	(21,481)
States and political subdivisions	44,466	(189)	19,794	(877)	64,260	(1,066)
Pooled trust preferred securities	—	—	6,422	(11,619)	6,422	(11,619)
Other securities	129,367	(694)	44,621	(2,684)	173,988	(3,378)

Total available-for-sale	$390,239	$(2,068)	$893,061	$(47,883)	$1,283,300	$(49,951)

Held-to-Maturity
States and political subdivisions	$61,425	$(650)	$11,611	$(124)	$73,036	$(774)

Total held-to-maturity	$61,425	$(650)	$11,611	$(124)	$73,036	$(774)

December 31, 2013
Available-for-Sale
U.S. Treasury	$1,900	$—	$—	$—	$1,900	$—
U.S. Government-sponsored entities and agencies	357,793	(17,547)	38,988	(3,452)	396,781	(20,999)
Mortgage-backed securities - Agency	668,018	(23,455)	41,200	(3,112)	709,218	(26,567)
States and political subdivisions	45,077	(1,620)	2,812	(95)	47,889	(1,715)
Pooled trust preferred securities	—	—	8,037	(11,178)	8,037	(11,178)
Other securities	209,915	(2,706)	24,082	(2,817)	233,997	(5,523)

Total available-for-sale	$1,282,703	$(45,328)	$115,119	$(20,654)	$1,397,822	$(65,982)

Held-to-Maturity
Mortgage-backed securities - Agency	$21,370	$(1)	$—	$—	$21,370	$(1)
States and political subdivisions	70,162	(1,579)	—	—	70,162	(1,579)

Total held-to-maturity	$91,532	$(1,580)	$—	$—	$91,532	$(1,580)

Proceeds from sales and calls of securities available for sale were $100.8 million and $307.4 million for the six months ended June 30, 2014 and 2013, respectively. Gains of $2.3 million and $2.5 million were realized on these sales during 2014 and 2013, respectively and offsetting losses of $0.3 million were realized on these sales during 2014. Also included in net securities gains for the first six months of 2014 is $136 thousand of gains associated with the trading securities, $67 thousand of gains from mutual funds and a $100 thousand other-than-temporary impairment charge related to credit loss on one limited partnership investment, described below. Impacting earnings in the first six months of 2013 was $204 thousand of gains associated with the trading securities and $195 thousand of gains from mutual funds. There were no other-than-temporary impairment charges related to credit loss in the first six months of 2013.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.7 million at June 30, 2014 and $3.6 million at December 31, 2013.

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

There was $100 thousand of other-than-temporary-impairment recorded in the first six months of 2014. There was no other-than-temporary-impairment recorded in the first six months of 2013.

As of June 30, 2014, Old National’s securities portfolio consisted of 1,563 securities, 279 of which were in an unrealized loss position. The unrealized losses attributable to our U.S government-sponsored entities and agencies and agency mortgage-backed securities are the result of fluctuations in interest rates. Our pooled trust preferred securities are discussed below.

Pooled Trust Preferred Securities

At June 30, 2014, our securities portfolio contained three pooled trust preferred securities with a fair value of $6.4 million and unrealized losses of $11.6 million. One of the pooled trust preferred securities in our portfolio falls within the scope of FASB ASC 325-10 (EITF 99-20) and has a fair value of $0.2 million with an unrealized loss of $3.8 million at June 30, 2014. This security was rated A3 at inception, but at June 30, 2014, this security is rated D. The issuers in this security are primarily banks, but some of the pools do include a limited number of insurance companies. We use the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to determine whether an adverse change in cash flows has occurred during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation (“CDO”) and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We assume no recoveries on defaults and a limited number of recoveries on current or projected interest payment deferrals. In addition, we use the model to “stress” this CDO, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the CDO could no longer fully support repayment of Old National’s note class. For the six months ended June 30, 2014, our model indicated no other-than-temporary-impairment losses on this security. At June 30, 2014, we have no intent to sell any securities that are in an unrealized loss position nor is it expected that we would be required to sell any securities.

Two of our pooled trust preferred securities with a fair value of $6.2 million and unrealized losses of $7.8 million at June 30, 2014 are not subject to FASB ASC 325-10. These securities are evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

For the six months ended June 30, 2013, the three securities subject to FASB ASC 325-10 accounted for $5.6 million of the unrealized losses in the pooled trust preferred securities category. Our analysis indicated no other-than-temporary-impairment losses on these securities. During the first quarter of 2013 one of these securities was sold. We recorded a gain of $224 thousand associated with this sale.

Two of our pooled trust preferred securities with a fair value of $6.0 million and unrealized losses of $8.3 million at June 30, 2013 were not subject to FASB ASC 325-10. These securities were evaluated using collateral-specific assumptions to estimate the expected future interest and principal cash flows. Our analysis indicated no other-than-temporary-impairment on these securities.

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

								Actual	Expected	Excess
								Deferrals and	Defaults as	Subordination
							# of Issuers	Defaults as a	a % of	as a %
Trust preferred securities		Lowest			Unrealized	Realized	Currently	Percent of	Remaining	of Current
June 30, 2014		Credit	Amortized	Fair	Gain/	Losses	Performing/	Original	Performing	Performing
(Dollars in Thousands)	Class	Rating (1)	Cost	Value	(Loss)	2014	Remaining	Collateral	Collateral	Collateral
Pooled trust preferred securities:
Reg Div Funding 2004	B-2	D	$4,012	$223	$(3,789)	$—	24/42	37.6%	8.1%	0.0%
Pretsl XXVII LTD	B	Caa3	4,596	1,701	(2,895)	—	35/47	20.5%	5.7%	39.4%
Trapeza Ser 13A	A2A	B+	9,433	4,498	(4,935)	—	46/61	22.0%	0.4%	54.7%

			18,041	6,422	(11,619)	—
Single Issuer trust preferred securities:
First Empire Cap (M&T)		BB+	960	1,018	58	—
First Empire Cap (M&T)		BB+	2,914	3,053	139	—
Fleet Cap Tr V (BOA)		BB+	3,377	2,975	(402)	—
JP Morgan Chase Cap XIII		BBB	4,739	4,325	(414)	—
NB-Global		BB+	743	850	107	—
Chase Cap II		BBB	786	860	74	—

			13,519	13,081	(438)	—
Total			$31,560	$19,503	$(12,057)	$—

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.

On July 19, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act contains provisions (the Volcker Rule”) prohibiting certain investments which can be held by a bank holding company. A limited partnership held by Old National falls under these restrictions and will have to be divested by July 2015, unless a request of up to two 1-year extensions is approved. The estimated sales proceeds for this security would be less than the amortized cost of the security, and an other-than-temporary-impairment charge of $100 thousand was recorded for this security in the first quarter of 2014.

The following table details all securities with other-than-temporary-impairment, their credit rating at June 30, 2014, and the related life-to-date credit losses recognized in earnings:

				Amount of other-than-temporary
				impairment recognized in earnings
				Six Months
		Lowest		ended
		Credit	Amortized	June 30,	Year ended December 31,					Life-to
(dollars in thousands)	Vintage	Rating (1)	Cost	2014	2013	2012	2011	2010	2009	date
Non-agency mortgage-backed securities:
BAFC Ser 4	2007	CCC	$8,682	$—	$—	$299	$—	$79	$63	$441
CWALT Ser 73CB (2)	2005		—	—	—	151	—	207	83	441
CWALT Ser 73CB (2)	2005		—	—	—	35	—	427	182	644
CWHL 2006-10 (2)	2006		—	—	—	—	—	309	762	1,071
CWHL 2005-20 (2)	2005		—	—	—	—	—	39	72	111
FHASI Ser 4 (2)	2007		—	—	—	—	340	629	223	1,192
HALO Ser 1R (2)	2006		—	—	—	133	16	—	—	149
RFMSI Ser S9 (2)	2006		—	—	—	—	—	923	1,880	2,803
RFMSI Ser S10	2006	D	2,268	—	—	178	165	76	249	668
RALI QS2 (2)	2006		—	—	—	—	—	278	739	1,017
RAST A9 (2)	2004		—	—	—	142	—	—	—	142
RFMSI S1(2)	2006		—	—	—	—	—	30	176	206

			10,950	—	—	938	521	2,997	4,429	8,885
Pooled trust preferred securities:
TROPC (2)	2003		—	—	—	—	888	444	3,517	4,849
MM Community Funding IX (2)	2003		—	—	1,000	—	—	165	2,612	3,777
Reg Div Funding	2004	D	4,012	—	—	165	—	321	5,199	5,685
Pretsl XII (2)	2003		—	—	—	—	—	—	1,897	1,897
Pretsl XV (2)	2004		—	—	—	—	—	—	3,374	3,374
Reg Div Funding (3)	2005		—	—	—	311	—	—	3,767	4,078

			4,012	—	1,000	476	888	930	20,366	23,660
Limited partnership			685	100	—	—	—	—	—	100
Total other-than-temporary- impairment recognized in earnings				$100	$1,000	$1,414	$1,409	$3,927	$24,795	$32,645

(1)	Lowest rating for the security provided by any nationally recognized credit rating agency.
(2)	Securities sold or redeemed.
(3)	Security written down to zero.

NOTE 7 – LOANS HELD FOR SALE

Residential loans that Old National has committed to sell are recorded at fair value in accordance with FASB ASC 825-10 (SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities). At June 30, 2014 and December 31, 2013, Old National had residential loans held for sale of $11.4 million and $7.7 million, respectively.

There were no commercial or commercial real estate loans held for investment reclassified to loans held for sale during the first six months of 2014.

During the third quarter of 2013, residential real estate loans held for investment of $96.9 million were reclassified to loans held for sale at the lower of cost or fair value and sold for $96.9 million, resulting in no gain or loss. These longer duration loans were sold to reduce interest rate risk in the loan portfolio. At June 30, 2014, there were no loans held for sale under this arrangement.

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013 with no additional loss. As of June 30, 2014, Old National does not intend to sell its nontaxable finance leases.

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

NOTE 8 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Old National’s finance receivables consist primarily of loans made to consumers and commercial clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. Most of Old National’s lending activity occurs within our principal geographic markets of Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. Old National has no concentration of commercial loans in any single industry exceeding 10% of its portfolio.

The composition of loans by lending classification was as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Commercial (1)	$1,498,833	$1,373,415
Commercial real estate:
Construction	135,139	88,630
Other	1,219,561	1,072,260
Residential real estate	1,425,179	1,359,569
Consumer credit:
Heloc	281,823	251,102
Auto	696,009	620,473
Other	111,176	99,683
Covered loans	171,148	217,832

Total loans	5,538,868	5,082,964
Allowance for loan losses	(42,494)	(41,741)
Allowance for loan losses - covered loans	(3,658)	(5,404)

Net loans	$5,492,716	$5,035,819

(1)	Includes direct finance leases of $23.4 million at June 30, 2014 and $27.8 million at December 31, 2013.

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

Covered Loans

On July 29, 2011, Old National acquired the banking operations of Integra in an FDIC assisted transaction. As part of the purchase and assumption agreement, Old National and the FDIC entered into loss sharing agreements (each, a “loss sharing agreement” and collectively, the “loss sharing agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded commitments), OREO and up to 90 days of certain accrued interest on loans. The acquired loans and OREO subject to the loss sharing agreements are referred to collectively as “covered assets.” Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million. As of June 30, 2014, we do not expect losses to exceed $275.0 million. Old National will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC has previously reimbursed Old National under the loss sharing agreements. The loss sharing provisions of the agreements for commercial and single family residential mortgage loans are in effect for five and ten years, respectively, from the July 29, 2011 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

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

Old National’s activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$19,506	$19,310	$5,378	$3,359	$—	$47,553
Charge-offs	(926)	(1,039)	(958)	(220)	—	(3,143)
Recoveries	794	480	841	27	—	2,142
Provision	(548)	(987)	728	407	—	(400)

Ending balance	$18,826	$17,764	$5,989	$3,573	$—	$46,152

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$16,967	$28,446	$4,685	$3,383	$—	$53,481
Charge-offs	(859)	(1,065)	(1,612)	(454)	—	(3,990)
Recoveries	1,314	849	1,174	183	—	3,520
Provision	(2,338)	(1,635)	597	(317)	—	(3,693)

Ending balance	$15,084	$26,595	$4,844	$2,795	$—	$49,318

Old National’s activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 is as follows:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2014
Allowance for loan losses:
Beginning balance	$16,565	$22,401	$4,940	$3,239	$—	$47,145
Charge-offs	(2,073)	(1,207)	(2,083)	(199)	—	(5,562)
Recoveries	1,586	1,575	1,662	109	—	4,932
Provision	2,748	(5,005)	1,470	424	—	(363)

Ending balance	$18,826	$17,764	$5,989	$3,573	$—	$46,152

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2013
Allowance for loan losses:
Beginning balance	$14,642	$31,289	$5,155	$3,677	$—	$54,763
Charge-offs	(1,969)	(2,801)	(3,514)	(711)	—	(8,995)
Recoveries	2,029	1,738	2,408	223	—	6,398
Provision	382	(3,631)	795	(394)	—	(2,848)

Ending balance	$15,084	$26,595	$4,844	$2,795	$—	$49,318

The following tables provide Old National’s recorded investment in financing receivables by portfolio segment at June 30, 2014 and December 31, 2013 and other information regarding the allowance:

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,320	$2,697	$—	$—	$—	$9,017

Ending balance: collectively evaluated for impairment	$11,555	$13,292	$5,509	$3,533	$—	$33,889

Ending balance: noncovered loans acquired with deteriorated credit quality	$252	$1,255	$215	$40	$—	$1,762

Ending balance: covered loans acquired with deteriorated credit quality	$699	$520	$265	$—	$—	$1,484

Total allowance for credit losses	$18,826	$17,764	$5,989	$3,573	$—	$46,152

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$37,657	$40,811	$—	$—	$—	$78,468

Ending balance: collectively evaluated for impairment	$1,471,425	$1,289,817	$1,138,009	$1,425,175	$—	$5,324,426

Ending balance: loans acquired with deteriorated credit quality	$2,506	$27,654	$9,509	$156	$—	$39,825

Ending balance: covered loans acquired with deteriorated credit quality	$8,889	$47,432	$14,988	$24,840	$—	$96,149

Total loans and leases outstanding	$1,520,477	$1,405,714	$1,162,506	$1,450,171	$—	$5,538,868

(dollars in thousands)	Commercial	CRE	Consumer	Residential	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$6,156	$2,190	$—	$—	$—	$8,346

Ending balance: collectively evaluated for impairment	$9,980	$14,816	$4,494	$3,088	$—	$32,378

Ending balance: noncovered loans acquired with deteriorated credit quality	$429	$2,025	$80	$35	$—	$2,569

Ending balance: covered loans acquired with deteriorated credit quality	$—	$3,370	$366	$116	$—	$3,852

Total allowance for credit losses	$16,565	$22,401	$4,940	$3,239	$—	$47,145

Loans and leases outstanding:
Ending balance: individually evaluated for impairment	$34,213	$34,997	$—	$—	$—	$69,210

Ending balance: collectively evaluated for impairment	$1,355,608	$1,106,971	$1,019,576	$1,359,564	$—	$4,841,719

Ending balance: loans acquired with deteriorated credit quality	$648	$23,618	$12,725	$154	$—	$37,145

Ending balance: covered loans acquired with deteriorated credit quality	$12,281	$77,232	$17,673	$27,704	$—	$134,890

Total loans and leases outstanding	$1,402,750	$1,242,818	$1,049,974	$1,387,422	$—	$5,082,964

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

Pass rated loans are those loans that are other than criticized, classified – substandard, classified—nonaccrual or classified – doubtful.

As of June 30, 2014 and December 31, 2013, the risk category of loans, excluding covered loans, by class of loans is as follows:

(dollars in thousands)
Corporate Credit			Commercial Real Estate-		Commercial Real Estate-
Exposure	Commercial		Construction		Other
by Internally Assigned Grade	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Grade:
Pass	$1,354,039	$1,237,983	$111,252	$74,815	$1,092,301	$943,781
Criticized	63,339	90,545	14,071	9,383	35,504	35,473
Classified - substandard	51,150	16,252	3,495	2,559	47,433	42,516
Classified - nonaccrual	28,309	27,635	6,321	1,873	41,388	49,406
Classified - doubtful	1,996	1,000	—	—	2,935	1,084

Total	$1,498,833	$1,373,415	$135,139	$88,630	$1,219,561	$1,072,260

Old National considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, Old National also evaluates credit quality based on the aging status of the loan and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2014 and December 31, 2013, excluding covered loans:

June 30, 2014	Consumer			Residential
(dollars inthousands)	Heloc	Auto	Other
Performing	$279,809	$694,924	$109,917	$1,413,778
Nonperforming	2,014	1,085	1,259	11,401

	$281,823	$696,009	$111,176	$1,425,179

December 31, 2013	Consumer			Residential
(dollars inthousands)	Heloc	Auto	Other
Performing	$249,152	$618,911	$97,877	$1,349,236
Nonperforming	1,950	1,562	1,806	10,333

	$251,102	$620,473	$99,683	$1,359,569

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

The following table shows Old National’s impaired loans, excluding covered loans, that are individually evaluated as of June 30, 2014 and December 31, 2013. Of the loans purchased without FDIC loss share coverage, only those that have experienced subsequent impairment since the date acquired are included in the table below.

		Unpaid
	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance
June 30, 2014
With no related allowance recorded:
Commercial	$20,881	$21,384	$—
Commercial Real Estate - Construction	1,522	1,630	—
Commercial Real Estate - Other	23,054	27,779	—
Consumer	362	381	—
Residential	98	99	—
With an allowance recorded:
Commercial	10,736	13,742	4,246
Commercial Real Estate - Construction	—	—	—
Commercial Real Estate - Other	16,235	16,940	2,697
Consumer	1,420	1,467	71
Residential	2,375	2,445	119

Total Loans	$76,683	$85,867	$7,133

December 31, 2013
With no related allowance recorded:
Commercial	$17,066	$17,417	$—
Commercial Real Estate - Construction	525	633	—
Commercial Real Estate - Other	15,746	22,550	—
Consumer	324	342	—
Residential	106	106	—
With an allowance recorded:
Commercial	9,282	12,304	4,723
Commercial Real Estate - Construction	—	—	—
Commercial Real Estate - Other	18,726	19,358	2,190
Consumer	835	888	43
Residential	2,239	2,295	112

Total Loans	$64,849	$75,893	$7,068

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the three months ended June 30, 2014 and 2013 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2014
With no related allowance recorded:
Commercial	$17,040	$1
Commercial Real Estate - Construction	1,449	15
Commercial Real Estate - Other	19,537	106
Consumer	348	2
Residential	98	—
With an allowance recorded:
Commercial	11,764	54
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	18,614	52
Consumer	1,248	14
Residential	2,308	24

Total Loans	$72,406	$268

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2013
With no related allowance recorded:
Commercial	$10,294	$58
Commercial Real Estate - Construction	854	—
Commercial Real Estate - Other	14,865	9
Consumer	57	—
Residential	35	—
With an allowance recorded:
Commercial	17,815	21
Commercial Real Estate - Construction	2,684	—
Commercial Real Estate - Other	32,356	(14)
Consumer	381	6
Residential	532	4

Total Loans	$79,873	$84

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

The average balance of impaired loans, excluding covered loans, and interest income recognized on impaired loans during the six months ended June 30, 2014 and 2013 are included in the tables below.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2014
With no related allowance recorded:
Commercial	$18,975	$34
Commercial Real Estate - Construction	1,024	15
Commercial Real Estate - Other	19,402	160
Consumer	343	4
Residential	102	—
With an allowance recorded:
Commercial	10,002	108
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	17,490	164
Consumer	1,127	26
Residential	2,307	41

Total Loans	$70,772	$552

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

	Average	Interest
	Recorded	Income
(dollars in thousands)	Investment	Recognized (1)
June 30, 2013
With no related allowance recorded:
Commercial	$9,605	$58
Commercial Real Estate - Construction	891	—
Commercial Real Estate - Other	15,212	13
Consumer	146	—
Residential	59	—
With an allowance recorded:
Commercial	19,945	31
Commercial Real Estate - Construction	3,036	—
Commercial Real Estate - Other	27,701	95
Consumer	532	6
Residential	1,101	4

Total Loans	$78,228	$207

(1)	The Company does not record interest on nonaccrual loans until principal is recovered.

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

Old National’s past due financing receivables as of June 30, 2014 and December 31, 2013 are as follows:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Recorded Investment > 90 Days and Accruing	Nonaccrual	Total Past Due	Current
June 30, 2014
Commercial	$1,045	$1,025	$2	$30,305	$32,377	$1,466,456
Commercial Real Estate:
Construction	80	—	—	6,321	6,401	128,738
Other	229	391	78	44,323	45,021	1,174,540
Consumer:
Heloc	1,136	118	—	2,014	3,268	278,555
Auto	2,958	639	129	1,085	4,811	691,198
Other	960	269	52	1,259	2,540	108,636
Residential	11,987	2,145	26	11,401	25,559	1,399,620
Covered loans	2,459	413	93	21,317	24,282	146,866

Total loans	$20,854	$5,000	$380	$118,025	$144,259	$5,394,609

December 31, 2013
Commercial	$1,532	$13	$—	$28,635	$30,180	$1,343,235
Commercial Real Estate:
Construction	—	139	—	1,873	2,012	86,618
Other	1,017	27	—	50,490	51,534	1,020,726
Consumer:
Heloc	527	119	—	1,950	2,596	248,506
Auto	3,795	716	89	1,562	6,162	614,311
Other	844	317	100	1,806	3,067	96,616
Residential	8,588	2,823	35	10,333	21,779	1,337,790
Covered loans	1,831	730	14	31,793	34,368	183,464

Total loans	$18,134	$4,884	$238	$128,442	$151,698	$4,931,266

Loan Participations

Old National has loan participations, which qualify as participating interests, with other financial institutions. At June 30, 2014, these loans totaled $200.6 million, of which $105.3 million had been sold to other financial institutions and $95.3 million was retained by Old National. The loan participations convey proportionate ownership rights with equal priority to each participating interest holder, involve no recourse (other than ordinary representations and warranties) to, or subordination by, any participating interest holder, all cash flows are divided among the participating interest holders in proportion to each holder’s share of ownership and no holder has the right to pledge the entire financial asset unless all participating interest holders agree.

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

When a consumer or residential loan is identified as a troubled debt restructuring, the loan is written down to its collateral value less selling costs.

At June 30, 2014, our TDRs consisted of $18.6 million of commercial loans, $20.4 million of commercial real estate loans, $2.0 million of consumer loans and $2.5 million of residential loans, totaling $43.5 million. Approximately $22.2 million of the TDRs at June 30, 2014 were included with nonaccrual loans. At December 31, 2013, our TDRs consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the TDRs at December 31, 2013 were included with nonaccrual loans.

As of June 30, 2014 and December 31, 2013, Old National has allocated $4.8 million and $4.1 million of specific reserves to customers whose loan terms have been modified in TDRs, respectively. Old National has not committed to lend any additional amounts as of June 30, 2014 and December 31, 2013, respectively, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	13	$10,422	$8,833
Commercial Real Estate - construction	1	937	484
Commercial Real Estate - other	14	1,667	1,338
Residential	2	194	175
Consumer - other	13	886	831

Total	43	$14,106	$11,661

The TDRs described above increased the allowance for loan losses by $0.8 million and resulted in immaterial charge-offs during the six months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the twelve months ended December 31, 2013:

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructuring:
Commercial	35	$16,196	$15,155
Commercial Real Estate - construction	1	60	60
Commercial Real Estate - other	36	10,585	9,791
Residential	14	1,936	1,901
Consumer - other	49	1,622	1,484

Total	135	$30,399	$28,391

The TDRs described above increased the allowance for loan losses by $0.1 million and resulted in charge-offs of $0.2 million during the twelve months ended December 31, 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The following table presents loans by class modified as TDRs during the first six months of 2014 for which there was a payment default within the last twelve months. The impact of the defaults was immaterial.

(dollars in thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted:
Commercial	3	$92
Commercial Real Estate	2	142

Total	5	$234

The TDRs that subsequently defaulted, described above, had no material impact on the allowance for loan losses and resulted in no charge-offs during the six months ended June 30, 2014.

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

The terms of certain other loans were modified during the six months ended June 30, 2014 that did not meet the definition of a TDR. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have had the maturity date extended. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2014, it has not been necessary to remove any loans from PCI accounting.

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

The following table presents activity in troubled debt restructurings for the six months ended June 30, 2014 and 2013:

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2014
Troubled debt restructuring:
Balance, January 1, 2014	$22,443	$22,639	$1,441	$2,344	$48,867
(Charge-offs)/recoveries	(252)	167	(21)	1	(105)
Payments	(12,408)	(4,220)	(229)	(47)	(16,904)
Additions	8,833	1,822	831	175	11,661

Balance June 30, 2014	$18,616	$20,408	$2,022	$2,473	$43,519

		Commercial
(dollars in thousands)	Commercial	Real Estate	Consumer	Residential	Total
2013
Troubled debt restructuring:
Balance, January 1, 2013	$12,660	$18,422	$473	$499	$32,054
(Charge-offs)/recoveries	402	(57)	(62)	—	283
Payments	(3,894)	(2,435)	(351)	(40)	(6,720)
Additions	2,172	3,307	764	226	6,469

Balance June 30, 2013	$11,340	$19,237	$824	$685	$32,086

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

Old National has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these noncovered loans that meet the criteria of ASC 310-30 treatment, the carrying amount is as follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Commercial	$2,506	$648
Commercial real estate	27,654	23,618
Consumer	9,509	12,725
Residential	156	154

Carrying amount	$39,825	$37,145

Carrying amount, net of allowance	$38,063	$34,576

Allowance for loan losses	$1,762	$2,569

The outstanding balance of noncovered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $116.9 million and $115.0 million as of June 30, 2014 and December 31, 2013, respectively.

The accretable difference on purchased loans acquired in a business combination is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion of $9.8 million has been recorded as loan interest income through the six months ended June 30, 2014. Accretion of $8.9 million was recorded as loan interest income through the six months ended June 30, 2013. Improvement in cash flow expectations has resulted in a reclassification from nonaccretable difference to accretable yield.

Accretable yield of noncovered loans, or income expected to be collected, is as follows:

		Integra
(dollars in thousands)	Monroe	Noncovered	IBT	Tower	Total
Balance at January 1, 2014	$6,787	$2,425	$19,079	$—	$28,291
New loans purchased	—	—	—	4,065	4,065
Accretion of income	(1,792)	(481)	(7,252)	(226)	(9,751)
Reclassifications from (to) nonaccretable difference	(1,081)	(149)	3,411	—	2,181
Disposals/other adjustments	640	(77)	—	—	563

Balance at June 30, 2014	$4,554	$1,718	$15,238	$3,839	$25,349

Included in Old National’s allowance for loan losses is $1.8 million related to the purchased loans disclosed above for the first six months of 2014. Included in Old National’s allowance for loan losses was $2.6 million related to the purchased loans in 2013. An immaterial amount of allowances for loan losses were reversed during 2013 related to these loans.

At acquisition, purchased loans, both covered and noncovered, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Monroe	Integra
(dollars in thousands)	Bancorp	Bank (1)	IBT	Tower
Contractually required payments	$94,714	$921,856	$118,535	$22,746
Nonaccretable difference	(45,157)	(226,426)	(53,165)	(5,826)

Cash flows expected to be collected at acquisition	49,557	695,430	65,370	16,920
Accretable yield	(6,971)	(98,487)	(11,945)	(4,065)

Fair value of acquired loans at acquisition	$42,586	$596,943	$53,425	$12,855

(1)	Includes covered and noncovered.

Income is not recognized on certain purchased loans if Old National cannot reasonably estimate cash flows to be collected. Old National had no purchased loans for which it could not reasonably estimate cash flows to be collected.

NOTE 9 – COVERED LOANS

Covered loans represent loans acquired from the FDIC that are subject to loss share agreements. The carrying amount of covered loans was $171.1 million at June 30, 2014. The composition of covered loans by lending classification was as follows:

	At June 30, 2014
	Loans Accounted for	Loans excluded from
	Under ASC 310-30	ASC 310-30 (1)
	(Purchased Credit	(Not Purchased	Total Covered
(dollars in thousands)	Impaired)	Credit Impaired)	Purchased Loans
Commercial	$8,889	$12,755	$21,644
Commercial real estate	47,432	3,582	51,014
Residential	24,840	152	24,992
Consumer	14,988	58,510	73,498

Covered loans	96,149	74,999	171,148
Allowance for loan losses	(1,484)	(2,174)	(3,658)

Covered loans, net	$94,665	$72,825	$167,490

(1)	Includes loans with revolving privileges which are scoped out of FASB ASC 310-30 and certain loans which Old National elected to treat under the cost recovery method of accounting.

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

The outstanding balance of covered loans accounted for under ASC 310-30, including contractual principal, interest, fees and penalties, was $290.6 million and $406.3 million as of June 30, 2014 and December 31, 2013, respectively.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the six months ended June 30, 2014:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2014	$251,042	$(46,793)	$(73,211)	$131,038
Principal reductions and interest payments	(56,475)	(828)	(940)	(58,243)
Accretion of loan discount	—	—	24,950	24,950
Changes in contractual and expected cash flows due to remeasurement	(6,170)	23,017	(14,494)	2,353
Removals due to foreclosure or sale	(6,138)	1,670	(965)	(5,433)

Balance at June 30, 2014	$182,259	$(22,934)	$(64,660)	$94,665

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

The following table is a roll-forward of acquired impaired loans accounted for under ASC 310-30 for the six months ended June 30, 2013:

	Contractual	Nonaccretable	Accretable	Carrying
(dollars in thousands)	Cash Flows (1)	Difference	Yield	Amount (2)
Balance at January 1, 2013	$424,527	$(90,996)	$(85,779)	$247,752
Principal reductions and interest payments	(78,174)	—	—	(78,174)
Accretion of loan discount	—	—	19,174	19,174
Changes in contractual and expected cash flows due to remeasurement	(14,514)	23,521	(8,873)	134
Removals due to foreclosure or sale	(7,764)	948	(1,663)	(8,479)

Balance at June 30, 2013	$324,075	$(66,527)	$(77,141)	$180,407

(1)	The balance of contractual cash flows includes future contractual interest and is net of amounts charged off and interest collected on nonaccrual loans.
(2)	Carrying amount for this table is net of allowance for loan losses.

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics which were treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognize a provision for loan losses. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. Eighty percent of the prospective yield adjustments are offset as Old National will recognize a corresponding decrease in cash flows expected from the indemnification asset prospectively in a similar manner. The indemnification asset is adjusted over the shorter of the life of the underlying investment or the indemnification agreement.

Accretable yield, or income expected to be collected on the covered loans accounted for under ASC 310-30, is as follows:

(dollars in thousands)	2014	2013
Balance at January 1,	$73,211	$85,779
New loans purchased	—	—
Accretion of income	(24,950)	(19,174)
Reclassifications from (to) nonaccretable difference	14,494	8,873
Disposals/other adjustments	1,905	1,663

Balance at June 30,	$64,660	$77,141

At June 30, 2014, the $51.4 million loss sharing asset is comprised of a $45.9 million FDIC indemnification asset and a $5.5 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At June 30, 2014, $17.0 million of the FDIC indemnification asset is related to expected indemnification payments and $28.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income. At June 30, 2013, $63.8 million of the FDIC indemnification asset was related to expected indemnification payments and $25.8 million was expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

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

The following table shows a detailed analysis of the FDIC loss sharing asset for the six months ended June 30, 2014 and 2013:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from FDIC	(20,306)	(13,098)
Loan expenses to be reimbursed	(103)	911
Other	1,140	(270)
Adjustments reflected in income:
(Amortization) accretion	(15,988)	(3,782)
Higher (lower) loan loss expectations	(18)	95
Write-downs/(gain) on sale of other real estate	(1,807)	1,093
Recovery amounts due to FDIC	—	(1,243)
Other	—	61

Balance at June 30,	$51,431	$100,391

NOTE 10 – OTHER REAL ESTATE OWNED

The following table shows the carrying amount for other real estate owned at June 30, 2014 and 2013:

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2014	$7,562	$13,670
Additions	2,878	7,387
Sales	(2,909)	(8,113)
Write-downs/other adjustments	(802)	(1,789)

Balance, June 30, 2014	$6,729	$11,155

(1)	Includes $0.4 million of repossessed personal property at June 30, 2014.

	Other Real Estate	Other Real Estate
(dollars in thousands)	Owned (1)	Owned, Covered
Balance, January 1, 2013	$11,179	$26,137
Additions	2,682	5,354
Sales	(5,001)	(5,823)
Write-downs/other adjustments	(1,121)	(2,537)

Balance, June 30, 2013	$7,739	$23,131

(1)	Includes $0.2 million of repossessed personal property at June 30, 2013.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss sharing agreements, the FDIC will reimburse us for 80% of expenses and valuation write-downs related to covered assets up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0%, and 80% of losses in excess of $467.2 million. As of June 30, 2014, we do not expect losses to exceed $275.0 million. The reimbursable portion of these expenses is recorded in the FDIC indemnification asset. Changes in the FDIC indemnification asset are recorded in the noninterest income section of the consolidated statements of income.

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 and 2013:

			Wealth
(dollars in thousands)	Banking	Insurance	Management	Other	Total
Balance, January 1, 2014	$310,964	$39,873	$1,892	$—	$352,729
Goodwill acquired during the period	53,919	—	1,826	—	55,745

Balance, June 30, 2014	$364,883	$39,873	$3,718	$—	$408,474

Balance, January 1, 2013	$297,055	$39,873	$1,892	$—	$338,820
Goodwill acquired during the period	562	—	—	—	562

Balance, June 30, 2013	$297,617	$39,873	$1,892	$—	$339,382

Goodwill is reviewed annually for impairment. Old National completed its most recent annual goodwill impairment test as of August 31, 2013 and concluded that, based on current events and circumstances, it is not more likely than not that the carry value of goodwill exceeds fair value. During the second quarter of 2014, Old National recorded $55.7 million of goodwill associated with the acquisition of Tower of which $53.9 million was allocated to the “Banking” segment and $1.8 million to the “Wealth Management” segment. During the third quarter of 2013, Old National recorded $13.3 million of goodwill associated with the acquisition of 24 retail bank branches from Bank of America. This was allocated to the “Banking” segment. During the second quarter of 2013, Old National recorded $0.6 million of goodwill primarily related to the final pension settlement associated with the IBT acquisition. This was allocated to the “Banking” segment. The final purchase price allocation resulted in goodwill of $86.2 million associated with the IBT acquisition.

The gross carrying amount and accumulated amortization of other intangible assets at June 30, 2014 and December 31, 2013 was as follows:

		Accumulated
	Gross Carrying	Amortization	Net Carrying
(dollars in thousands)	Amount	and Impairment	Amount
June 30, 2014
Amortized intangible assets:
Core deposit	$48,618	$(33,650)	$14,968
Customer business relationships	28,148	(20,646)	7,502
Customer trust relationships	9,136	(2,245)	6,891
Customer loan relationships	4,413	(2,975)	1,438

Total intangible assets	$90,315	$(59,516)	$30,799

December 31, 2013
Amortized intangible assets:
Core deposit	$44,021	$(31,266)	$12,755
Customer business relationships	27,848	(19,826)	8,022
Customer trust relationships	5,352	(1,810)	3,542
Customer loan relationships	4,413	(2,775)	1,638

Total intangible assets	$81,634	$(55,677)	$25,957

Other intangible assets consist of core deposit intangibles and customer relationship intangibles and are being amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 5 to 15 years. During the second quarter of 2014, Old National increased core deposit intangibles by $4.6 million related to the Tower acquisition, which is included in the “Banking” segment. Also during the second quarter of 2014, Old National increased customer trust relationship intangibles by $3.8 million associated with the trust business of Tower, which is included in the “Wealth Management” segment. Also during the second quarter of 2014, Old National increased customer business relationship intangibles by $0.3 million related to the purchase of an insurance book of business, which is included in the “Insurance “ segment. During the fourth quarter of 2013, Old National increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. During the third quarter of 2013, Old National increased core deposit intangibles by $3.5 million related to the acquisition of 24 retail bank branches from Bank of America, which is included in the “Banking” segment. During the second quarter of 2013, Old National increased customer business relationships by $0.1 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment. Also during the second quarter of 2013, Old National decreased customer business relationships by $0.1 million related to the sale of an insurance book of business, which is included in the “Insurance” segment. See Note 20 to the consolidated financial statements for a description of the Company’s operating segments.

Old National reviews other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. No impairment charges were recorded in 2014 or 2013. Total amortization expense associated with other intangible assets for the six months ended June 30 was $3.8 million in 2014 and $4.4 million in 2013. Included in expense for the first quarter of 2013 is $0.6 million related to the branch sales that occurred in the first quarter.

Estimated amortization expense for future years is as follows:

(dollars in thousands)
2014 remaining	$4,222
2015	7,251
2016	5,961
2017	4,350
2018	3,164
Thereafter	5,851

Total	$30,799

NOTE 12 – SHORT-TERM BORROWINGS

The following table presents the distribution of Old National’s short-term borrowings and related weighted-average interest rates as of June 30, 2014:

(dollars in thousands)	Federal Funds Purchased	Repurchase Agreements	Total
2014
Outstanding at June 30, 2014	$150,188	$317,390	$467,578
Average amount outstanding	80,393	309,777	390,170
Maximum amount outstanding at any month-end	182,847	317,390
Weighted average interest rate:
During six months ended
June 30, 2014	0.17%	0.05%	0.08%
At June 30, 2014	0.19	0.05	0.10

NOTE 13 – FINANCING ACTIVITIES

The following table summarizes Old National’s and its subsidiaries’ other borrowings at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Old National Bancorp:
Junior subordinated debentures (variable rates of 1.57% to 1.98%) maturing March 2035 to June 2037	$45,000	$28,000
ASC 815 fair value hedge and other basis adjustments	(5,094)	(3,262)
Old National Bank:
Securities sold under agreements to repurchase (fixed rates 2.47% to 2.50%) maturing January 2017 to January 2018	50,000	50,000
Federal Home Loan Bank advances (fixed rates 0.16% to 8.34% and variable rates 0.32% to 0.36%) maturing July 2014 to May 2024	807,379	477,856
Capital lease obligation	4,128	4,157
ASC 815 fair value hedge and other basis adjustments	602	(363)

Total other borrowings	$902,015	$556,388

Contractual maturities of other borrowings at June 30, 2014, were as follows:

(dollars in thousands)
Due in 2014	$405,728
Due in 2015	63
Due in 2016	117,395
Due in 2017	46,020
Due in 2018	145,563
Thereafter	191,738
ASC 815 fair value hedge and other basis adjustments	(4,492)

Total	$902,015

FEDERAL HOME LOAN BANK

Federal Home Loan Bank (“FHLB”) advances had weighted-average rates of 0.64% and 0.94% at June 30, 2014, and December 31, 2013, respectively. These borrowings are collateralized by investment securities and residential real estate loans up to 145% of outstanding debt.

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

On April 25, 2014, Old National acquired Tower Capital Trust 2 and Tower Capital Trust 3 in conjunction with its acquisition of Tower Financial Corporation. Old National guarantees the payment of distributions on the trust preferred securities issued by Tower Capital Trust 2 and Tower Capital Trust 3. Tower Capital Trust 2 issued $8.0 million in preferred securities in December 2005. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 134 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Tower Capital Trust 2. Tower Capital Trust 3 issued $9.0 million in preferred securities in December 2006. The preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 169 basis points. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the securities issued by Tower Capital Trust 3. Old National, at any time, may redeem the junior subordinated debentures at par and thereby cause a redemption of the trust preferred securities in whole or in part.

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

At June 30, 2014, the future minimum lease payments under the capital lease were as follows:

(dollars in thousands)
2014 remaining	$205
2015	410
2016	410
2017	410
2018	410
Thereafter	9,265

Total minimum lease payments	11,110
Less amounts representing interest	6,982

Present value of net minimum lease payments	$4,128

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

Old National contributed $59 thousand to cover benefit payments from the Restoration Plan during the first six months of 2014. Old National expects to contribute an additional $54 thousand to cover benefit payments from the Restoration Plan during the remainder of 2014.

The net periodic benefit cost and its components were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Interest cost	$438	$435	$877	$870
Expected return on plan assets	(560)	(551)	(1,120)	(1,101)
Recognized actuarial loss	329	580	658	1,159
Settlement	285	144	285	423

Net periodic benefit cost	$492	$608	$700	$1,351

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

NOTE 15 – STOCK-BASED COMPENSATION

At June 30, 2014, Old National had 4.7 million shares remaining available for issuance under the Company’s Amended and Restated 2008 Incentive Compensation Plan. The granting of awards to key employees is typically in the form of restricted stock awards or units.

Restricted Stock Awards

The Company granted 180 thousand time-based restricted stock awards to certain key officers during the first six months of 2014, with shares vesting over a thirty-six month period. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2014, unrecognized compensation expense was estimated to be $3.0 million for unvested restricted share awards.

Old National recorded expense of $0.4 million, net of tax, during the first six months of 2014, compared to expense of $0.4 million during the first six months of 2013 related to the vesting of restricted share awards.

Restricted Stock Units

The Company granted 260 thousand shares of performance based restricted stock units to certain key officers during the first six months of 2014, with shares vesting at the end of a thirty-six month period based on the achievement of certain targets. For certain awards, the level of performance could increase or decrease the percentage of shares earned. Compensation expense is recognized on a straight-line basis over the vesting period. Shares are subject to certain restrictions and risk of forfeiture by the participants. As of June 30, 2014, unrecognized compensation expense was estimated to be $4.7 million.

Old National recorded $1.1 million of stock based compensation expense, net of tax, during the first six months of 2014. Old National recorded $1.0 million of stock based compensation expense, net of tax, during the first six months of 2013.

Stock Options

Old National has not granted stock options since 2009. However, in connection with the acquisition of Tower Financial Corporation on April 25, 2014, 22 thousand options for shares of Tower Financial Corporation were converted to 37 thousand options for shares of Old National Bancorp stock. Old National recorded no incremental expense associated with the conversion of these options.

Old National did not record any stock based compensation expense related to stock options during the first six months of 2014 or 2013, respectively.

NOTE 16 – INCOME TAXES

Following is a summary of the major items comprising the differences in taxes from continuing operations computed at the federal statutory rate and as recorded in the consolidated statement of income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Provision at statutory rate of 35%	$9,251	$14,774	$21,764	$26,792
Tax-exempt income	(3,422)	(3,092)	(6,559)	(5,989)
State income taxes	182	1,156	825	2,372
State statutory rate change	(218)	1,257	904	1,257
Interim period effective rate adjustment	2,149	(358)	124	(223)
Other, net	(284)	(3)	(158)	(83)

Income tax expense	$7,658	$13,734	$16,900	$24,126

Effective tax rate	29.0%	32.5%	27.2%	31.5%

In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2014 and 2013 based on the current estimate of the effective annual rate.

For the six months ended June 30, 2014, the effective tax rate was lower than the six months ended June 30, 2013. The lower tax rate in the first six months of 2014 is the result of higher tax exempt income in relation to pre-tax book income for 2014 as compared to prior year, as well as lower projected state taxes due to reduced statutory rates.

No valuation allowance was recorded at June 30, 2014 and 2013 because, based on our current expectations, Old National believes that it will generate sufficient income in the future years to realize deferred tax assets.

Unrecognized Tax Benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)	2014	2013
Balance at January 1	$3,847	$3,953
Additions (reductions) based on tax positions related to the current year	21	8

Balance at June 30	$3,868	$3,961

Approximately $.07 million of unrecognized tax benefits, net of interest, if recognized, would favorably affect the effective income tax rate in future periods. The Company expects the total amount of unrecognized tax benefits to decrease by approximately $3.8 million in the next six months.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of our overall interest rate risk management, Old National uses derivative instruments, including interest rate swaps, caps and floors. The notional amount of these derivative instruments was $539.5 million and $464.5 million at June 30, 2014 and December 31, 2013, respectively. The June 30, 2014 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps and $500.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. The December 31, 2013 balances consist of $39.5 million notional amount of receive-fixed pay variable interest rate swaps and $425.0 million notional amount of pay-fixed, receive variable interest rate swaps on certain of its FHLB advances. These hedges were entered into to manage interest rate risk. These derivative instruments are recognized on the balance sheet at their fair value and are not reported on a net basis.

In addition, commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2014, the notional amount of the interest rate lock commitments and forward commitments were $22.2 million and $32.8 million, respectively. At December 31, 2013, the notional amount of the interest rate lock commitments and forward commitments were $10.5 million and $17.2 million, respectively. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

Old National also enters into derivative instruments for the benefit of its customers. The notional amounts of these customer derivative instruments and the offsetting counterparty derivative instruments were $457.5 million and $457.5 million, respectively, at June 30, 2014. At December 31, 2013, the notional amounts of the customer derivative instruments and the offsetting counterparty derivative instruments were $436.8 million and $436.8 million, respectively. These derivative contracts do not qualify for hedge accounting. These instruments include interest rate swaps, caps and collars. Commonly, Old National will economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable, independent counterparties with substantially matching terms.

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

The following tables summarize the fair value of derivative financial instruments utilized by Old National:

	Asset Derivatives
	June 30, 2014		December 31, 2013
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,690	Other assets	$3,545

Total derivatives designated as hedging instruments		$3,690		$3,545

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$16,308	Other assets	$18,279
Mortgage contracts	Other assets	459	Other assets	263

Total derivatives not designated as hedging instruments		$16,767		$18,542

Total derivative assets		$20,457		$22,087

	Liability Derivatives
	June 30, 2014		December 31, 2013
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(dollars in thousands)	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$5,446	Other liabilities	$1,218

Total derivatives designated as hedging instruments		$5,446		$1,218

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$16,464	Other liabilities	$18,505
Mortgage contracts	Other liabilities	75	Other liabilities	—

Total derivatives not designated as hedging instruments		$16,539		$18,505

Total derivative liabilities		$21,985		$19,723

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013 are as follows:

		Three months	Three months
		ended	ended
(dollars in thousands)		June 30, 2014	June 30, 2013
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$339	$467
Interest rate contracts (2)	Other income / (expense)	75	(75)

Total		$414	$392

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$(4)	$218
Mortgage contracts	Mortgage banking revenue	42	598

Total		$38	$816

		Six months	Six months
		ended	ended
(dollars in thousands)		June 30, 2014	June 30, 2013
Derivatives in	Location of Gain or (Loss)	Amount of Gain or (Loss)
Fair Value Hedging	Recognized in Income on	Recognized in Income on
Relationships	Derivative	Derivative
Interest rate contracts (1)	Interest income / (expense)	$698	$944
Interest rate contracts (2)	Other income / (expense)	181	(48)

Total		$879	$896

	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives Not Designated as	Recognized in Income on	Recognized in Income on
Hedging Instruments	Derivative	Derivative
Interest rate contracts (3)	Other income / (expense)	$69	$179
Mortgage contracts	Mortgage banking revenue	122	745

Total		$191	$924

(1)	Amounts represent the net interest payments as stated in the contractual agreements.
(2)	Amounts represent ineffectiveness on derivatives designated as fair value hedges.
(3)	Includes the valuation differences between the customer and offsetting counterparty swaps.

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

In November 2010, Old National was named in a class action lawsuit in Vanderburgh Circuit Court challenging our checking account practices associated with the assessment of overdraft fees. The theory set forth by plaintiffs in this case is similar to other class action complaints filed against other financial institutions in recent years and settled for substantial amounts. On May 1, 2012, the plaintiff was granted permission to file a First Amended Complaint which named additional plaintiffs and amended certain claims. The plaintiffs seek damages, and other relief, including treble damages, attorneys’ fees and costs pursuant to the Indiana Crime Victim’s Relief Act. On June 13, 2012, Old National filed a motion to dismiss the First Amended Complaint, which was subsequently denied by the Court. On September 7, 2012, the plaintiffs filed a motion for class certification, which was granted on March 20, 2013, and provides for a class of “All Old National Bank customers in the State of Indiana who had one or more consumer accounts and who, within the applicable statutes of limitation through August 15, 2010, incurred an overdraft fee as a result of Old National Bank’s practice of sequencing debit card and ATM transactions from highest to lowest.” Old National sought an interlocutory appeal on the issue of class certification on April 2, 2013, which was subsequently denied.

Old National does not believe that relevant facts are in dispute or that plaintiffs have stated a claim upon which relief may be granted under Indiana law. Accordingly, on June 11, 2013, Old National moved for summary judgment. On September 16, 2013, a hearing was held on the summary judgment motion and on September 27, 2013, the Circuit Court ordered the parties to mediation and informed the parties that “Court will be denying the motion for summary judgment upon receiving the report of the mediator.”

The parties subsequently met twice with the mediator and were unable to reach an agreement to resolve the dispute. Old National’s pending Motion for Summary Judgment filed June 11, 2013, was denied by the Circuit Court on April 14, 2014, and on April 23, 2014, Old National sought leave from the Circuit Court to file an interlocutory appeal to the Indiana Court of Appeals. On May 28, 2014, the Circuit Court granted Old National’s motion. On June 5, 2014, Old National filed with the Court of Appeals a “Combined Motion to Accept Jurisdiction Over Interlocutory Appeal Pursuant to Appellate Rule 14(B) and Motion to Stay Trial Court Proceedings Pending Appeal Pursuant to Appellate Rule 14(H)”. On July 11, 2014, the Court of Appeals granted both of Old National’s Motions, thereby accepting an appeal and issuing a Stay of the case before the Circuit Court. The case is currently set for trial beginning October 27, 2014, though this is most certainly to be vacated in light of the Stay issued by the Court of Appeals. Old National believes it has meritorious defenses to the claims brought by the plaintiffs. At this phase of the litigation, it is not possible for management of Old National to determine the probability of a material adverse outcome or reasonably estimate the amount of any loss.

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

As of June 30, 2014 and 2013, Old National had $71.4 million and $79.9 million, respectively, of deferred gains remaining associated with prior sale leaseback transactions. The leases had original terms ranging from five to twenty-four years. These gains will be recognized over the remaining term of the leases.

CREDIT-RELATED FINANCIAL INSTRUMENTS

In the normal course of business, Old National’s banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.382 billion and standby letters of credit of $68.7 million at June 30, 2014. At June 30, 2014, approximately $1.303 billion of the loan commitments had fixed rates and $79 million had floating rates, with the floating interest rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. These commitments are not reflected in the consolidated financial statements. At June 30, 2014 and December 31, 2013, the balance of the allowance for unfunded loan commitments was $3.5 million and $2.7 million, respectively.

At June 30, 2014 and December 31, 2013, Old National had credit extensions of $13.5 million and $15.6 million, respectively, with various unaffiliated banks related to letter of credit commitments issued on behalf of Old National’s clients. At June 30, 2014 and December 31, 2013, Old National provided collateral to the unaffiliated banks to secure credit extensions totaling $10.4 million and $12.4 million, respectively. Old National did not provide collateral for the remaining credit extensions.

NOTE 19 – FINANCIAL GUARANTEES

Old National holds instruments, in the normal course of business with clients, that are considered financial guarantees in accordance with FASB ASC 460-10 (FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), which requires the Company to record the instruments at fair value. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. Credit risk associated with standby letters of credit is essentially the same as that associated with extending loans to clients and is subject to normal credit policies. The term of these standby letters of credit is typically one year or less. At June 30, 2014, the notional amount of standby letters of credit was $68.7 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million. At December 31, 2013, the notional amount of standby letters of credit was $62.0 million, which represents the maximum amount of future funding requirements, and the carrying value was $0.4 million.

During the second quarter of 2007, Old National entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.0 million at June 30, 2014.

NOTE 20 – SEGMENT INFORMATION

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

As of December 31, 2013, Old National changed the composition of its reportable segments to those described above and restated all prior period information. Selected business segment financial information is shown in the following table for the three and six months ended June 30:

			Wealth
(dollars in thousands)	Banking	Insurance	Management	Other	Total
Three months ended June 30, 2014
Net interest income	$84,726	$3	$11	$(258)	$84,482
Noninterest income	21,760	9,788	7,668	437	39,653
Noncash items:
Depreciation and software amortization	3,338	35	13	135	3,521
Provision for loan losses	(400)	—	—	—	(400)
Amortization of intangibles	1,325	413	265	—	2,003
Income tax expense (benefit)	6,853	165	109	531	7,658
Segment profit	22,202	240	120	(3,789)	18,773
Segment assets	10,233,398	62,800	20,015	71,720	10,387,933

Three months ended June 30, 2013
Net interest income	$79,291	$5	$12	$(117)	$79,191
Noninterest income	29,704	9,473	6,576	491	46,244
Noncash items:
Depreciation and software amortization	2,794	37	5	73	2,909
Provision for loan losses	(3,693)	—	—	—	(3,693)
Amortization of intangibles	1,177	478	185	—	1,840
Income tax expense (benefit)	14,031	18	355	(670)	13,734
Segment profit	28,372	370	587	(851)	28,478
Segment assets	9,492,552	61,831	14,119	72,569	9,641,071

Six months ended June 30, 2014
Net interest income	$168,270	$6	$21	$(337)	$167,960
Noninterest income	44,061	21,764	13,627	764	80,216
Noncash items:
Depreciation and software amortization	6,569	70	18	256	6,913
Provision for loan losses	(363)	—	—	—	(363)
Amortization of intangibles	2,585	820	435	—	3,840
Income tax expense (benefit)	17,712	968	474	(2,254)	16,900
Segment profit	45,037	2,113	786	(2,653)	45,283
Segment assets	10,233,398	62,800	20,015	71,720	10,387,933

Six months ended June 30, 2013
Net interest income	$158,491	$10	$23	$(283)	$158,241
Noninterest income	58,844	20,337	12,403	975	92,559
Noncash items:
Depreciation and software amortization	5,436	71	12	137	5,656
Provision for loan losses	(2,848)	—	—	—	(2,848)
Amortization of intangibles	3,065	928	372	—	4,365
Income tax expense (benefit)	24,447	705	672	(1,698)	24,126
Segment profit	52,107	1,421	1,078	(2,183)	52,423
Segment assets	9,492,552	61,831	14,119	72,569	9,641,071

NOTE 21 – FAIR VALUE

FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which we have elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2014 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,726	$3,726	$—	$—
Investment securities available-for-sale:
U.S. Treasury	11,186	11,186	—	—
U.S. Government-sponsored entities and agencies	623,672	—	623,672	—
Mortgage-backed securities—Agency	1,204,381	—	1,204,381	—
Mortgage-backed securities—Non-agency	15,912	—	15,912	—
States and political subdivisions	309,106	—	308,761	345
Pooled trust preferred securities	6,422	—	—	6,422
Other securities	365,378	31,412	333,966	—
Residential loans held for sale	11,398	—	11,398	—
Derivative assets	20,457	—	20,457	—
Financial Liabilities
Derivative liabilities	21,985	—	21,985	—

		Fair Value Measurements at December 31, 2013 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Trading securities	$3,566	$3,566	$—	$—
Investment securities available-for-sale:
U.S. Treasury	13,113	13,113	—	—
U.S. Government-sponsored entities and agencies	435,588	—	435,588	—
Mortgage-backed securities—Agency	1,289,258	—	1,289,258	—
Mortgage-backed securities—Non-agency	17,412	—	17,412	—
States and political subdivisions	268,795	—	268,126	669
Pooled trust preferred securities	8,037	—	—	8,037
Other securities	339,998	31,254	308,744	—
Residential loans held for sale	7,705	—	7,705	—
Derivative assets	22,087	—	22,087	—
Financial Liabilities
Derivative liabilities	19,723	—	19,723	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2014	$8,037	$669
Accretion/(amortization) of discount or premium	9	1
Sales/payments received	(1,034)	—
Matured securities	—	(325)
Increase/(decrease) in fair value of securities	(590)	—

Ending balance, June 30, 2014	$6,422	$345

Included in the income statement is $10 thousand of income included in interest income from the accretion of discounts on securities. The decrease in fair value is reflected in the balance sheet as a decrease in the fair value of investment securities available-for sale, a decrease in accumulated other comprehensive income, which is included in shareholders’ equity, and an increase in other assets related to the tax impact.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Fair Value Measurements using
	Significant Unobservable Inputs
	(Level 3)
	Pooled Trust Preferred	State and
	Securities Available-	Political
(dollars in thousands)	for-Sale	Subdivisions
Beginning balance, January 1, 2013	$9,359	$984
Accretion/(amortization) of discount or premium	9	2
Payments received	(1,403)	—
Matured securities	—	(310)
Increase/(decrease) in fair value of securities	1,187	—

Ending balance, June 30, 2013	$9,152	$676

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2014	Techniques	Input	Average)
Pooled trust preferred securities	$6,422	Discounted cash flow	Constant prepayment rate (a)	0.00%
			Additional asset defaults (b)	0.3% - 4.5% (2.1%)
			Expected asset recoveries (c)	1.5% - 7.0% (2.7%)
State and political subdivision securities	345	Discounted cash flow	No unobservable inputs	NA
			Illiquid local municipality issuance
			Old National owns 100%
			Carried at par

(a)	Assuming no prepayments.
(b)	Each currently performing pool asset is assigned a default probability based on the banking environment, which is adjusted for specific issuer evaluation, of 0%, 50% or 100%.
(c)	Each currently defaulted pool asset is assigned a recovery probability based on specific issuer evaluation of 0%, 25% or 100%.

The significant unobservable inputs used in the fair value measurement for pooled trust preferred securities are prepayment rates, assumed additional pool asset defaults and expected return to performing status of defaulted pool assets. Significant changes in any of the inputs in isolation would result in a significant change to the fair value measurement. The three pooled trust preferred securities Old National owns are subordinate note classes that rely on an ongoing cash flow stream to support their values. The senior note classes receive the benefit of prepayments to the detriment of subordinate note classes since the ongoing interest cash flow stream is reduced by the early redemption. Generally, a change in prepayment rates or additional pool asset defaults has an impact that is directionally opposite from a change in the expected recovery of a defaulted pool asset.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$11,228	$—	$—	$11,228
Commercial real estate loans	14,304	—	—	14,304
Foreclosed Assets
Commercial real estate	7,461	—	—	7,461
Residential	379	—	—	379

Impaired commercial and commercial real estate loans that are deemed collateral dependent are valued based on the fair value of the underlying collateral. These estimates are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. These impaired commercial and commercial real estate loans had a principal amount of $34.5 million, with a valuation allowance of $9.0 million at June 30, 2014. Old National recorded $2.6 million of provision expense associated with these loans for the six months ended June 30, 2014.

Other real estate owned and other repossessed property is measured at fair value less costs to sell and had a net carrying amount of $7.8 million. The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. There were write-downs of other real estate owned of $1.8 million and net gains on sale of other real estate owned of $2.9 million in the first six months of 2014.

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	$—	$—	$9,224
Commercial real estate loans	7,851	—	—	7,851
Foreclosed Assets
Commercial real estate	9,069	—	—	9,069
Residential	283	—	—	283

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

The table below provides quantitative information about significant unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	June 30, 2014	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$14,287	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 94%(40%)
Commercial real estate loans	18,777	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 50%(25%)
Foreclosed Assets
Commercial real estate	7,461	Fair value of collateral	Discount for type of property, age of appraisal and current status	2% - 85%(24%)
Residential	379	Fair value of collateral	Discount for type of property, age of appraisal and current status	20% - 74%(37%)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range (Weighted
(dollars in thousands)	Dec. 31, 2013	Techniques	Input	Average)
Collateral Dependent Impaired Loans
Commercial loans	$9,224	Fair value of collateral	Discount for type of property, age of appraisal and current status	0% - 75%(24%)
Commercial real estate loans	7,851	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 54%(30%)
Foreclosed Assets
Commercial real estate	9,069	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 40%(25%)
Residential	283	Fair value of collateral	Discount for type of property, age of appraisal and current status	10% - 45%(25%)

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

We have elected the fair value option for residential mortgage loans held for sale. For these loans, interest income is recorded in the consolidated statements of income based on the contractual amount of interest income earned on the financial assets (except any that are on nonaccrual status). None of these loans are 90 days or more past due, nor are any on nonaccrual status. Included in the income statement are $82 thousand and $125 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2014, respectively. Included in the income statement are $105 thousand and $206 thousand of interest income for residential loans held for sale for the three and six months ended June 30, 2013, respectively.

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

As of June 30, 2014, the difference between the aggregate fair value and the aggregate remaining principal balance for loans for which the fair value option has been elected is as follows. Accrued interest at period end is included in the fair value of the instruments.

	Aggregate		Contractual
(dollars in thousands)	Fair Value	Difference	Principal
Residential loans held for sale	$11,398	$402	$10,996

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2014:

Changes in Fair Value for the Three Months ended June 30, 2014, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$286	$1	$—	$287

Changes in Fair Value for the Six Months ended June 30, 2014, for Items
Measured at Fair Value Pursuant to Election of the Fair Value Option
Total Changes
in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
(dollars in thousands)	(Losses)	Income	(Expense)	Earnings
Residential loans held for sale	$273	$1	$—	$274

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

The carrying amounts and estimated fair values of financial instruments, not previously presented in this note, at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at June 30, 2014 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$236,693	$236,693	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	168,936	—	177,117	—
Mortgage-backed securities—Agency	28,930	—	30,264	—
State and political subdivisions	655,038	—	691,626	—
Federal Home Loan Bank stock	42,776	—	42,776	—
Loans, net (including covered loans):
Commercial	1,501,651	—	—	1,540,735
Commercial real estate	1,387,950	—	—	1,452,514
Residential real estate	1,446,598	—	—	1,541,606
Consumer credit	1,156,517	—	—	1,164,479
FDIC indemnification asset	51,431	—	—	22,332
Accrued interest receivable	54,630	42	21,930	32,658
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,129,705	$2,129,705	$—	$—
NOW, savings and money market deposits	4,440,369	4,440,369	—	—
Time deposits	984,929	—	993,298	—
Short-term borrowings:
Federal funds purchased	150,188	150,188	—	—
Repurchase agreements	317,390	317,389	—	—
Other borrowings:
Junior subordinated debenture	45,000	—	33,206	—
Repurchase agreements	50,000	—	52,481	—
Federal Home Loan Bank advances	807,379	—	—	816,743
Capital lease obligation	4,128	—	5,631	—
Accrued interest payable	1,764	—	1,764	—
Standby letters of credit	365	—	—	365
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$2,111

		Fair Value Measurements at December 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Financial Assets
Cash, due from banks, federal funds sold and money market investments	$206,723	$206,723	$—	$—
Investment securities held-to-maturity:
U.S. Government-sponsored entities and agencies	170,621	—	178,370	—
Mortgage-backed securities—Agency	35,443	—	36,348	—
State and political subdivisions	556,670	—	566,040	—
Federal Home Loan Bank stock	40,584	—	40,584	—
Loans, net (including covered loans):
Commercial	1,386,185	—	—	1,414,184
Commercial real estate	1,220,417	—	—	1,273,070
Residential real estate	1,384,183	—	—	1,475,710
Consumer credit	1,045,034	—	—	1,058,021
FDIC indemnification asset	88,513	—	—	55,368
Accrued interest receivable	50,205	42	20,708	29,455
Financial Liabilities
Deposits:
Noninterest-bearing demand deposits	$2,026,490	$2,026,490	$—	$—
NOW, savings and money market deposits	4,166,438	4,166,438	—	—
Time deposits	1,017,975	—	1,028,043	—
Short-term borrowings:
Federal funds purchased	115,103	115,103	—	—
Repurchase agreements	347,229	347,226	—	—
Other borrowings:
Junior subordinated debenture	28,000	—	17,605	—
Repurchase agreements	50,000	—	52,633	—
Federal Home Loan Bank advances	447,856	—	—	485,759
Capital lease obligation	4,157	—	5,245	—
Accrued interest payable	1,877	—	1,877	—
Standby letters of credit	380	—	—	380
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$1,648

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013, and financial condition as of June 30, 2014, compared to June 30, 2013, and December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. This discussion contains forward-looking statements concerning our business that are based on estimates and involves certain risks and uncertainties. Therefore, future results could differ significantly from our current expectations and the related forward-looking statements.

EXECUTIVE SUMMARY

During the quarter, Old National recorded its highest level of organic loan growth since 2008, the beginning of the great recession. While one or two quarters does not necessarily make a trend, we were very pleased to see growth in various loan categories across our geographic footprint. Management is increasingly optimistic and our pipeline remains strong.

Management continues to focus on expanding our distribution network and transitioning the franchise to higher growth markets. On April 25, 2014, Old National completed its previously announced acquisition of Tower Financial Corporation (“Tower”). The addition of Tower’s seven full-service banking centers expands Old National’s presence in the attractive Fort Wayne market and helps solidify our standing as Indiana’s bank.

On July 31, 2014, Old National completed its previously announced acquisition of Ann Arbor-based United Bancorp, Inc. (“United”). This acquisition added 18 branch offices in Southern Michigan, doubling our presence in this state.

On June 3, 2014, Old National announced it had entered into an agreement to acquire LSB Financial Corp. (“LSB”), which operates five full service banking centers in Lafayette, Indiana with loans of approximately $254 million and $315 million of deposits.

Subsequent to quarter end, we also announced plans to acquire Grand Rapids, Michigan-based Founders Financial Corporation (“Founders”). Founders operates four full-service banking centers in Kent County with loans of approximately $355 million and deposits of $378 million at June 30, 2014. This transaction is currently expected to close in the first half of 2015, subject to approval by Founders’ shareholders and regulatory authorities, as well as the satisfaction of other customary closing conditions.

During the second quarter of 2014, net income was $18.8 million, or $0.18 per share. This compares to the $28.5 million, or $0.28 per share reported in the second quarter of 2013. The decline in earnings is primarily attributable to higher amortization expense associated with our FDIC indemnification asset and $6.3 million of acquisition and integration costs associated with our Tower and United transactions. Low charge-offs and strong credit quality resulted in provision recapture of $0.4 million and $3.7 million in the second quarter of 2014 and 2013, respectively.

RESULTS OF OPERATIONS

The following table sets forth certain income statement information of Old National for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(dollars in thousands)	2014	2013	Change	2014	2013	Change
Income Statement Summary:
Net interest income	$84,482	$79,191	6.7%	$167,960	$158,241	6.1%
Provision for loan losses	(400)	(3,693)	(89.2)	(363)	(2,848)	(87.3)
Noninterest income	39,653	46,244	(14.3)	80,216	92,559	(13.3)
Noninterest expense	98,104	86,916	12.9	186,356	177,099	5.2
Other Data:
Return on average common equity	6.00%	9.51%		7.47%	8.75%
Efficiency ratio (1)	75.85	66.52		71.80	67.44
Tier 1 leverage ratio	9.27	8.80		9.27	8.80
Net charge-offs to average loans	0.07	0.04		0.05	0.10

(1)	Efficiency ratio is defined as noninterest expense before amortization of intangibles as a percent of fully taxable net interest income and noninterest income, excluding net gains from securities transactions. This presentation excludes intangible amortization and net securities gains, as is common in other company disclosures, and better aligns with true operating performance. This is a non-GAAP financial measure that management believes to be helpful in understanding Old National’s results of operations.

Net Interest Income

Net interest income is our most significant component of earnings, comprising over 67% of revenues at June 30, 2014. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include level of accretion income on purchased loans, prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. Funding from client deposits generally costs less than wholesale funding sources. Factors such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Net interest income	$84,482	$79,191	$167,960	$158,241
Taxable equivalent adjustment	4,256	4,243	8,187	8,155

Net interest income—taxable equivalent	$88,738	$83,434	$176,147	$166,396

Average earning assets	$8,730,063	$8,406,635	$8,504,418	$8,308,580
Net interest margin	3.87%	3.77%	3.95%	3.81%
Net interest margin—fully taxable equivalent	4.07%	3.97%	4.14%	4.01%

Net interest income was $84.5 million and $168.0 million for the three and six months ended June 30, 2014, up from the $79.2 million and $158.2 million reported for the three and six months ended June 30, 2013. Taxable equivalent net interest income was $88.7 million and $176.1 million for the three and six months ended June 30, 2014, up from the $83.4 million and $166.4 million reported for the three and six months ended June 30, 2013. The net interest margin on a fully taxable equivalent basis was 4.07% and 4.14% for the three and six months ended June 30, 2014, compared to 3.97% and 4.01% for the three and six months ended June 30, 2013. Both the three and six months ended June 30, 2014 and 2013 include accretion income (interest income in excess of contractual interest income) associated with purchased credit impaired loans. Excluding this accretion income in both periods, net interest income on a fully taxable equivalent basis would have been $71.1 million and $140.6 million for the three and six months ended June 30, 2014, compared to $69.2 million and $137.2 million for the three and six months ended June 30, 2013; and the net interest margin on a fully taxable equivalent basis would have been 3.26% and 3.31% for the three and six months ended June 30, 2014 compared to 3.29% and 3.30% for the three and six months ended June 30, 2013.

The increase in net interest income is primarily due to the increase in accretion income recorded in the first six months of 2014 compared to the first six months of 2013, combined with a change in the mix of interest earning assets and interest-bearing liabilities. We expect this accretion income to decline over time.

The increase in the net interest margin in the quarterly comparison is primarily due to the yield on average earning assets increasing while the cost of interest-bearing liabilities decreased. The yield on interest earning assets increased 2 basis points while the cost of interest-bearing liabilities decreased 10 basis points in the quarterly year-over-year comparison. The yield on interest earning assets is calculated by dividing annualized taxable equivalent net interest income by average interest earning assets while the cost of interest-bearing liabilities is calculated by dividing annualized interest expense by average interest-bearing liabilities. The increase in the net interest margin in the six month comparison is primarily due to the yield on average earning assets increasing while the cost of interest-bearing liabilities decreased. The yield on interest earning assets increased 5 basis points while the cost of interest-bearing liabilities decreased 13 basis points in the six month comparison.

Average earning assets were $8.730 billion for the three months ended June 30, 2014, compared to $8.407 billion for the three months ended June 30, 2013, an increase of 3.8%, or $323.4 million. Average earning assets were $8.504 billion for the six months ended June 30, 2014, compared to $8.309 billion for the six months ended June 30, 2013, an increase of 2.4%, or $195.8 million. Included in average earning assets for the six months ended June 30, 2014 is approximately $168.2 million from the Tower acquisition, which was acquired on April 25, 2014. Affecting average earning assets at June 30, 2014 compared to June 30, 2013, was the increase in the size of the investment portfolio combined with an increase in the size of the loan portfolio. The loan portfolio, which generally has an average yield higher than the investment portfolio, was approximately 61% of average interest earning assets at June 30, 2014.

The $59.9 million increase in average loans over the past twelve months is primarily a result of the Tower acquisition. However, for the second quarter of 2014 we experienced average loan growth of approximately $310.1 million. Included in this quarterly total is approximately $254.2 million from the Tower Financial acquisition. From March 31, 2014 to June 30, 2014, period-end loans grew approximately $111.4 million, excluding the Tower acquisition. The $111.4 million of organic growth was composed of $26.0 million in our commercial loan portfolio, $50.0 million in our commercial real estate loan portfolio, $57.0 million in our consumer loan portfolio and $1.4 million in our residential loan portfolio. These increases were partially offset by the $23.0 million decrease in our covered loan portfolio.

The $135.9 million increase in the average balance of the investment portfolio from June 30, 2013 to June 30, 2014 can be attributed primarily to the reinvestment of excess cash acquired as part of the Bank of America branch acquisition. Included in the increase is approximately $40.4 million from the Tower acquisition.

Positively affecting margin were increases in noninterest-bearing demand deposits, NOW and savings accounts, and money market accounts combined with a decrease in time deposits and borrowed funds. Average time deposits, which have an average interest rate higher than other types of deposits, decreased $208.2 million since June 30, 2013. In addition, average borrowed funds declined $92.5 million year over year.

Provision for Loan Losses

The provision for loan losses was a credit of $400 thousand for the three months ended June 30, 2014, compared to a credit of $3.7 million for the three months ended June 30, 2013. The provision for loan losses was a credit of $363 thousand for the six months ended June 30, 2014, compared to a credit of $2.8 million for the six months ended June 30, 2013. Over the last twelve months, charge-offs have remained low and we continue to see positive trends in credit quality. Continued loan growth in future periods could result in an increase in provision expense.

Noninterest Income

We generate revenues in the form of noninterest income through client fees and sales commissions from our core banking franchise and other related businesses, such as wealth management, investment consulting, investment products and insurance. Noninterest income for the three months ended June 30, 2014 was $39.7 million, a decrease of $6.5 million, or 14.3%, from the $46.2 million reported for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest income was $80.2 million, a decrease of $12.4 million, or 13.3%, from the $92.6 million reported for the six months ended June 30, 2013. The decrease in the quarterly comparison is primarily the result of adjustments to the FDIC indemnification asset, partially offset by increases in wealth management fees and gains on the sale of foreclosed properties. The decrease in the six month comparison is primarily the result of adjustments to the FDIC indemnification asset and the gain on branch divestitures that was recorded in the first quarter of 2013. Partially offsetting these decreases were increases in insurance revenue, insurance contingency fees and gains on the sale of foreclosed properties.

Net securities gains were $1.7 million and $2.1 million for the three and six months ended June 30, 2014, compared to net securities gains of $1.8 million and $2.8 million for the three and six months ended June 30, 2013. Included in the first six months of 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment.

Wealth management fees are dependent on the performance of managed assets. Wealth management fees increased by $1.1 million and $1.2 million for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. Included in the increases for the quarterly and six month comparison is approximately $0.6 million from the acquisition of Tower.

Service charges and overdraft fees on deposit accounts, our largest source of noninterest income, continued to be challenged. Service charges and overdraft fees were $11.8 million for both the three months ended June 30, 2014 and 2013, respectively. Service charges and overdraft fees were $23.0 million for the six months ended June 30, 2014, compared to $22.9 million for the six months ended June 30, 2013. Included in the second quarter and first six months of 2014 is $1.0 million and $2.0 million, respectively, from the acquired Bank of America branches. Tower contributed $0.3 million in the three and six months ended June 30, 2014, respectively.

Debit card and ATM fees increased $0.5 million to $12.2 million for the six months ended June 30, 2014, as compared to $11.7 million for the six months ended June 30, 2013. The acquired Bank of America branches contributed $1.1 million during the first six months of 2014. At June 30, 2014, our total assets increased to greater than $10.0 billion subjecting us to certain provisions of the Dodd-Frank Act. As a result, management expects our fee card revenue to be negatively impacted beginning July 2015.

Mortgage banking revenue was $1.3 million and $1.9 million for the three and six months ended June 30, 2014, compared to $1.6 million and $2.9 million for the three and six months ended June 30, 2013. Mortgage production slowed in the first six months of 2014 as higher interest rates stymied refinance activity and bad weather in the first quarter of 2014 led to low levels of mortgage production, among other factors. As a result, mortgage banking revenue decreased as we sold less production to the secondary market in 2014.

Insurance premiums and commissions increased $1.5 million to $21.8 million for the six months ended June 30, 2014, as compared to $20.3 million for the six months ended June 30, 2013, primarily as a result of higher contingency income and commissions on property and casualty insurance.

During the third quarter of 2012, Old National announced plans to sell the deposits of nine banking centers in southern Illinois and western Kentucky. The sales closed during the first quarter of 2013. Deposits at the time of sale were approximately $150.1 million and we received a deposit premium of $2.2 million on the sales.

Other income increased $0.9 million and $2.3 million for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. The increases are primarily a result of an increase in gain on sales of foreclosed properties.

Noninterest Income Related to Covered Assets

The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC. Deterioration in our expectation of credit quality of the OREO would immediately increase the basis of the indemnification asset. Deterioration in the expected credit quality of the loans would increase the basis of the indemnification asset prospectively. The offset for both OREO and loans is recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification asset, with the decrease being amortized into income over the same period or the life of the loss share agreements, whichever is shorter.

For the second quarter of 2014, changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $(10.5) million. This compares to a negative adjustment of $(1.5) million during the second quarter of 2013. Amortization expense has accelerated as expected loss claims improve and the amortization period shortens.

During the first six months of 2014, changes in the FDIC indemnification asset resulted in a negative adjustment to noninterest income of $(17.8) million. This compares to a negative adjustment of $(3.8) million during the first six months of 2013. Amortization expense has accelerated as expected loss claims improve and the amortization period shortens.

At June 30, 2014, $28.9 million of the remaining indemnification asset is expected to be amortized and reported in noninterest income over the next 27 months.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2014, totaled $98.1 million, an increase of $11.2 million, or 12.9%, from the $86.9 million recorded for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest expense totaled $186.4 million, an increase of $9.3 million, or 5.2%, from the $177.1 million recorded for the six months ended June 30, 2013. Included in the three and six months ended June 30, 2014 is approximately $3.2 million and $6.4 million, respectively, of operating costs related to 24 branches acquired from Bank of America during the third quarter of 2013. Also included in the three and six months ended June 30, 2014 is approximately $2.2 million of costs related to the operation of the seven branches acquired from Tower. $6.1 million and $8.6 million of acquisition and integration costs are included in the three and six months ended June 30, 2014, respectively, associated with the Tower and United acquisitions.

Salaries and benefits is the largest component of noninterest expense. For the three months ended June 30, 2014, salaries and benefits were $55.1 million compared to $48.7 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, salaries and benefits were $106.4 million compared to $99.7 million for the six months ended June 30, 2013. Included in the three months ended June 30, 2014, is $2.0 million and $3.0 million, respectively, of salaries and benefits expense associated with the newly acquired Bank of America bank branches and Tower. Included in the six months ended June 30, 2014, is $4.0 million and $3.5 million, respectively, of salaries and benefits expense associated with the newly acquired Bank of America bank branches and Tower. Also included in the second quarter of 2014 is a $0.6 million increase in hospitalization expense and a $0.2 million increase in performance-based incentive compensation. Included in the first six months of 2014 is a $0.7 million decrease in pension expense.

Occupancy expense was $12.7 million and $23.7 million for the three and six months ended June 30, 2014, compared to $12.0 million and $24.1 million for the three and six months ended June 30, 2013. Occupancy expense related to the newly acquired Bank of America branches and Tower are the primary reason for the increase in the quarterly comparison. A decrease in real estate tax expense combined with a decrease in rent expense associated with our recent branch closures and consolidations were the primary reasons for the decrease in occupancy expense in the year-over-year comparison.

Marketing expense increased $1.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Marketing expense increased primarily as a result of a $1.4 million increase in public relations expense.

Data processing expense increased $0.8 million and $1.2 million for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. Data processing expense increased primarily as a result of increases in expenses related to upgrades in software and equipment.

Professional expense increased $0.8 million for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily as a result of expenses related to the acquisition of Tower.

FDIC assessment expense was $1.4 million and $2.9 million for the three and six months ended June 30, 2014, compared to $0.1 million and $1.8 million for the three and six months ended June 30, 2013. 2013 expense was lower due to the amendment of certain call reports during this period.

Other expense was $5.3 million for the three months ended June 30, 2014, compared to $4.1 million for the three months ended June 30, 2013. Included in the second quarter of 2014 is an increase of approximately $1.8 million in the provision for unfunded commitments compared to the second quarter of 2013.

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

Approximately $376 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first six months of 2014. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $15 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first six months of 2014.

Approximately $238 thousand, or twenty percent of the expense associated with holding and maintaining covered assets assumed in the Integra acquisition, are not reimbursable by the FDIC and were recorded as noninterest expense during the first six months of 2013. The remaining eighty percent was recorded as a receivable from the FDIC. Additional non-reimbursable expenses of $188 thousand associated with holding and maintaining covered assets assumed in the Integra acquisition were also recorded in noninterest expense during the first six months of 2013.

Provision for Income Taxes

We record a provision for income taxes currently payable and for income taxes payable or benefits to be received in the future, which arise due to timing differences in the recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to our financial statement income and the federal statutory tax rate is caused by interest on tax-exempt securities and loans. The provision for income taxes, as a percentage of pre-tax income, was 29.0% for the three months ended June 30, 2014, compared to 32.5% for the three months ended June 30, 2013. The provision for income taxes, as a percentage of pre-tax income, was 27.2% for the six months ended June 30, 2014, compared to 31.5% for the six months ended June 30, 2013. In accordance with ASC 740-270, Accounting for Interim Reporting, the provision for income taxes was recorded at June 30, 2014 based on the current estimate of the effective annual rate. The lower tax rate in the second quarter and six months of 2014 is the result of higher tax exempt income in relation to pre-tax book income for 2014 as compared to prior year, as well as lower projected state taxes due to reduced statutory rates. See Note 16 to the consolidated financial statements for additional information.

FINANCIAL CONDITION

Overview

At June 30, 2014, our assets were $10.388 billion, a 7.7% increase compared to June 30, 2013 assets of $9.641 billion, and an increase of 8.4% compared to December 31, 2013 assets of $9.582 billion. The increase in assets is primarily the result of the acquisition of Tower, which occurred on April 25, 2014. We also experienced organic loan growth of $111.4 million during the second quarter of 2014.

Earning Assets

Our earning assets are comprised of investment securities, portfolio loans, loans held for sale, money market investments, interest earning accounts with the Federal Reserve and trading securities. Earning assets were $9.007 billion at June 30, 2014, an increase of 7.6% from June 30, 2013.

Investment Securities

We classify the majority of our investment securities as available-for-sale to give management the flexibility to sell the securities prior to maturity if needed, based on fluctuating interest rates or changes in our funding requirements. However, we do have $28.9 million of 15- and 20-year fixed-rate mortgage-backed securities, $168.9 million of U.S. government-sponsored entity and agency securities and $655.0 million of state and political subdivision securities in our held-to-maturity investment portfolio at June 30, 2014. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio. We moved these securities to our held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates.

Trading securities, which consist of mutual funds held in a trust associated with deferred compensation plans for former Monroe Bancorp directors and executives, are recorded at fair value and totaled $3.7 million at June 30, 2014 compared to $3.3 million at June 30, 2013.

At June 30, 2014, the total investment securities portfolio was $3.435 billion compared to $3.104 billion at June 30, 2013, an increase of $331.4 million or 10.7%. Investment securities increased $256.4 million compared to December 31, 2013, an increase of 8.1%. Included in the investment securities portfolio at June 30, 2014 is $111.3 million of investment securities associated with the acquisition of Tower. Investment securities represented 38.1% of earning assets at June 30, 2014, compared to 37.1% at June 30, 2013, and 38.4% at December 31, 2013. An increase in U.S. government-sponsored entity and agency securities combined with the investment securities associated with the Tower acquisition were the primary reason for the increase in the investment portfolio. Stronger commercial loan demand in the future and management’s decision to deleverage the balance sheet could result in a reduction in the securities portfolio. As of June 30, 2014, management does not intend to sell any securities with an unrealized loss position and does not believe we will be required to sell such securities.

The investment securities available-for-sale portfolio had net unrealized losses of $12.7 million at June 30, 2014, a decrease of $13.5 million compared to net unrealized losses of $26.2 million at June 30, 2013, and a decrease of $21.4 million compared to net unrealized losses of $34.1 million at December 31, 2013. Included in the first six months of 2014 is a $100 thousand other-than-temporary-impairment charge on one limited partnership investment. See the consolidated statements of comprehensive income for the impact of other-than-temporary-impairment in other comprehensive income and Note 6 to the consolidated financial statements for details on management’s evaluation of securities for other-than-temporary-impairment.

The investment portfolio had an average duration of 4.34 at June 30, 2014, compared to 4.73 at June 30, 2013, and 4.84 at December 31, 2013. Effective duration measures the percentage change in value of the portfolio in response to a change in interest rates. Generally, there is more uncertainty in interest rates over a longer average maturity, resulting in a higher duration percentage. The annualized average yields on investment securities, on a taxable equivalent basis, were 2.89% for the three months ended June 30, 2014, compared to 2.89% for the three months ended June 30, 2013, and 2.87% for the three months ended December 31, 2013. Average yields on investment securities, on a taxable equivalent basis, were 2.92%, 2.92% and 2.93% for the six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013.

Residential Loans Held for Sale

Residential loans held for sale were $11.4 million at June 30, 2014, compared to $13.6 million at June 30, 2013, and $7.7 million at December 31, 2013. At June 30, 2014, loans held for sale was made up entirely of mortgage loans held for immediate sale in the secondary market with servicing released. These loans are sold at or prior to origination at a contracted price to an outside investor on a best efforts basis and remain on the Company’s balance sheet for a short period of time (typically 30 to 60 days). These loans are sold without recourse and Old National has experienced no material losses. Mortgage originations are subject to volatility due to interest rates and home sales.

We have elected the fair value option under FASB ASC 825-10 (SFAS No. 159) prospectively for residential loans held for sale. The aggregate fair value exceeded the unpaid principal balance by $0.4 million as of June 30, 2014. The aggregate fair value was $0.3 million less than the unpaid principal balance as of June 30, 2013. At December 31, 2013, the aggregate fair value exceeded the unpaid principal balances by $0.1 million.

Finance Leases Held for Sale

At June 30, 2013, Old National had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. The portfolio of leases held for sale had an average maturity of 2.7 years and interest rates ranging from 3.57% to 10.22%. The leases held for sale were to a variety of borrowers, with various types of equipment securing the leases, and all of the leases were current. The leases held for sale were sold in the third quarter of 2013. As of June 30, 2014, Old National does not intend to sell its nontaxable leases.

Commercial and Commercial Real Estate Loans

Commercial and commercial real estate loans, including covered loans, are the second largest classification within earning assets, representing 32.5% of earning assets at June 30, 2014, a decrease from 33.1% at June 30, 2013, and an increase from 31.9% at December 31, 2013. At June 30, 2014, commercial and commercial real estate loans, including covered loans, were $2.926 billion, an increase of $160.3 million since June 30, 2013, and an increase of $280.6 million since December 31, 2013. Included in the total for June 30, 2014 is approximately $253.4 million related to the acquisition of Tower. At June 30, 2013, we had taxable finance leases held for sale of $11.6 million. These leases were transferred from the commercial loan category at fair value and a loss of $0.2 million was recognized. These leases were sold in the third quarter of 2013 with no additional loss. During the second quarter of 2014, Old National experienced organic loan growth. Excluding the recently acquired Tower loans, commercial and commercial real estate loans increased $76.1 million from March 2014.

Consumer Loans

At June 30, 2014, consumer loans, including automobile loans, personal and home equity loans and lines of credit, increased $183.8 million or 18.8% compared to June 30, 2013, and increased $112.5 million or 10.7% since December 31, 2013. Included in the total for June 30, 2014 is approximately $34.2 million related to the acquisition of Tower. During the second quarter of 2014, Old National experienced loan growth in consumer loans. Excluding the recently acquired Tower loans, consumer loans increased $57.0 million from March 2014.

Residential Real Estate Loans

At June 30, 2014, residential real estate loans, including covered loans, held in our loan portfolio were $1.450 billion, an increase of $62.7 million, or 4.5%, from December 31, 2013 and an increase of $18.5 million, or 1.3%, from June 30, 2013. Included in the total for June 30, 2014 is approximately $67.6 million related to the acquisition of Tower.

During the third quarter of 2013, Old National sold approximately $96.9 million of residential real estate loans as part of its effort to reduce interest rate risk in the loan portfolio. All of the loans sold were FNMA conforming loans.

Covered Assets

On July 29, 2011, Old National acquired the banking operations of Integra Bank N.A. (“Integra”) in an FDIC assisted transaction. We entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned (“OREO”). Loans comprise the majority of the assets acquired and are subject to loss share agreements with the FDIC whereby Old National is indemnified against 80% of losses up to $275.0 million, losses in excess of $275.0 million up to $467.2 million at 0% reimbursement, and 80% of losses in excess of $467.2 million with respect to covered assets. As of June 30, 2014, we do not expect losses to exceed $275.0 million.

A summary of covered assets is presented below:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Loans, net of discount & allowance	$167,490	$212,428
Other real estate owned	11,155	13,670

Total covered assets	$178,645	$226,098

FDIC Indemnification Asset

Because the FDIC will reimburse Old National for losses incurred on certain acquired loans, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectibility or contractual limitations. The indemnification asset, on the acquisition date, reflects the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Reimbursement claims are submitted to the FDIC and the receivable is reduced when the FDIC pays the claim. At June 30, 2014, the FDIC loss sharing asset was $51.4 million and was comprised of a $45.9 million FDIC indemnification asset and a $5.5 million FDIC loss share receivable. The loss share receivable represents actual incurred losses where reimbursement has not yet been received from the FDIC. The indemnification asset represents future cash flows we expect to collect from the FDIC under the loss sharing agreements and the amount related to the estimated improvements in cash flow expectations that are being amortized over the same period for which those improved cash flows are being accreted into income. At June 30, 2014, $17.0 million of the FDIC indemnification asset is related to expected indemnification payments and $28.9 million is expected to be amortized and reported in noninterest income as an offset to future accreted interest income.

A summary of activity for the indemnification asset and loss share receivable is presented below:

(dollars in thousands)	2014	2013
Balance at January 1,	$88,513	$116,624
Adjustments not reflected in income:
Cash received from FDIC	(20,306)	(13,098)
Loan expenses to be reimbursed	(103)	911
Other	1,140	(270)
Adjustments reflected in income:
(Amortization) accretion	(15,988)	(3,782)
Higher (lower) loan loss expectations	(18)	95
Write-downs/(gain) on sale of other real estate	(1,807)	1,093
Recovery amounts due to FDIC	—	(1,243)
Other	—	61

Balance at June 30,	$51,431	$100,391

Goodwill and Other Intangible Assets

Goodwill and other intangible assets at June 30, 2014, totaled $439.3 million, an increase of $74.9 million compared to $364.4 million at June 30, 2013, and an increase of $60.6 million compared to $378.7 million at December 31, 2013. During the second quarter of 2014, we recorded $64.1 million of goodwill and other intangible assets associated with the acquisition of Tower Financial Corporation, of which $60.3 million is included in the “Banking” column and $3.8 million is included in the “Wealth Management” column for segment reporting. Also during the second quarter of 2014, we increased customer business relationship intangibles by $0.3 million related to the purchase of an insurance book of business, which is included in the “Insurance “ segment. During the third quarter of 2013, we recorded $16.8 million of goodwill and other intangible assets associated with the acquisition of 24 retail bank branches from Bank of America, all of which is included in the “Banking” column for segment reporting. During the fourth quarter of 2013, we increased customer business relationships by $1.3 million related to the purchase of an insurance book of business, which is included in the “Insurance” segment.

Assets Held for Sale

Assets held for sale were $9.0 million at June 30, 2014 compared to $9.1 million at December 31, 2013. Included in assets held for sale are four facilities associated with the Monroe Bancorp acquisition.

Other Assets

Other assets have decreased $27.5 million, or 11.0%, since June 30, 2013 primarily a result of decreases in deferred tax assets and the fair value of derivative financial instruments.

Funding

Total funding, comprised of deposits and wholesale borrowings, was $8.925 billion at June 30, 2014, an increase of 8.1% from $8.255 billion at June 30, 2013, and an increase of 8.4% from $8.230 billion at December 31, 2013. Included in total funding were deposits of $7.555 billion at June 30, 2014, an increase of $714.9 million, or 10.5%, compared to June 30, 2013, and an increase of $344.1 million, or 4.8%, compared to December 31, 2013. Included in total deposits at June 30, 2014 are $478.0 million from the acquisition of Tower. Also included in total deposits at June 30, 2014 are $466.7 million of deposits from the Bank of America acquisition. Partially offsetting these increases is the $28.2 million of deposits that were sold in conjunction with our branch sales in the fourth quarter of 2013 along with a decrease in higher cost certificates of deposit that reached maturity. Noninterest-bearing deposits increased 13.2%, or $248.3 million, compared to June 30, 2013. NOW deposits increased 15.7% or $259.4 million, while savings deposits increased 10.5%, or $200.0 million, compared to June 30, 2013. Money market deposits increased 50.9%, or $144.3 million. Time deposits decreased 12.2% or $137.1 million compared to June 30, 2013. Year over year we experienced an increase in noninterest-bearing demand deposits.

We use wholesale funding to augment deposit funding and to help maintain our desired interest rate risk position. At June 30, 2014, wholesale borrowings, including short-term borrowings and other borrowings, decreased $45.1 million, or 3.2%, from June 30, 2013 and increased $350.9 million, or 34.4%, from December 31, 2013, respectively. Wholesale funding as a percentage of total funding was 15.3% at June 30, 2014, compared to 17.1% at June 30, 2013, and 12.4% at December 31, 2013. Wholesale funding increased early in 2013 in anticipation of the pending branch acquisition from Bank of America. The deposit funding assumed in the July 2013 transaction replaced the majority of the increase in short-term and other borrowings that had occurred earlier in 2013. The increase in wholesale funding during 2014 is primarily in short maturity FHLB advances. Over the past year, we have reduced the cost of other borrowings by changing the composition of other borrowings. During 2013, we terminated $50.0 million of FHLB advances and restructured $33.4 million of FHLB advances.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $33.3 million, or 15.2%, since June 30, 2013 primarily as a result of decreases in accrued pension expense and tax liabilities combined with fluctuations in the fair value of derivative financial instruments.

Capital

Shareholders’ equity totaled $1.277 billion at June 30, 2014, compared to $1.167 billion at June 30, 2013, and $1.163 billion at December 31, 2013. The June 30, 2014 balance includes approximately $78.7 million from the approximately 5.6 million shares of common stock that were issued in conjunction with the acquisition of Tower Financial Corporation.

We paid cash dividends of $0.11 and $0.22 per share for the three and six months ended June 30, 2014, which reduced equity by $22.6 million. We paid cash dividends of $0.10 and $0.20 per share for the three and six months ended June 30, 2013, which reduced equity by $20.2 million. We repurchased shares of our stock, reducing shareholders’ equity by $1.6 million during the six months ended June 30, 2014, and $7.7 million during the six months ended June 30, 2013. During the second quarter of 2013, we repurchased 500,000 shares of our common stock under our buyback program. The remaining repurchases related primarily to our employee stock based compensation plans. The change in unrealized losses on investment securities increased equity by $13.7 million during the six months ended June 30, 2014, and decreased equity by $56.0 million during the six months ended June 30, 2013. Shares issued for reinvested dividends, stock options, restricted stock and stock compensation plans increased shareholders’ equity by $3.8 million during the six months ended June 30, 2014, compared to $2.7 million during the six months ended June 30, 2013.

Capital Adequacy

Old National and the banking industry are subject to various regulatory capital requirements administered by the federal banking agencies. At June 30, 2014, Old National and its bank subsidiary exceeded the regulatory minimums and Old National Bank met the regulatory definition of well-capitalized based on the most recent regulatory definition. To be categorized as well-capitalized, the bank subsidiary must maintain at least a total risk-based capital ratio of 10.0%, a Tier 1 risk-based capital ratio of 6.0% and a Tier 1 leverage ratio of 5.0%. Goodwill of $55.7 million, core deposit intangibles of $4.6 million and customer relationship intangibles of $3.8 million were recorded in conjunction with the Tower Financial Corporation acquisition. Also impacting regulatory capital ratios at June 30, 2014 is $13.3 million of goodwill and $3.5 million of core deposit intangibles recorded in conjunction with the Bank of America retail bank branch acquisition on July 12, 2013.

As of June 30, 2014, Old National’s consolidated capital position remains strong as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	June 30,		December 31,
	Minimum	2014	2013	2013
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	9.27%	8.80%	8.92%
Tier 1 capital to risk-adjusted total assets	4.00	13.96	14.44	14.32
Total capital to risk-adjusted total assets	8.00	14.74	15.36	15.19
Shareholders’ equity to assets	N/A	12.30	12.10	12.13

As of June 30, 2014, Old National Bank, Old National’s bank subsidiary, maintained a strong capital position as evidenced by the following comparisons of key industry ratios.

	Regulatory Guidelines	Well Capitalized	June 30,		December 31,
	Minimum	Guidelines	2014	2013	2013
Risk-based capital:
Tier 1 capital to total avg assets (leverage ratio)	4.00%	5.00%	7.97%	7.91%	7.35%
Tier 1 capital to risk-adjusted total assets	4.00	6.00	11.98	12.95	11.80
Total capital to risk-adjusted total assets	8.00	10.00	12.77	13.88	12.67

RISK MANAGEMENT

Overview

Management, with the oversight of the Board of Directors, has in place company-wide structures, processes, and controls for managing and mitigating risk. Our Chief Risk Officer is independent of management and reports directly to the Chair of the Board’s Enterprise Risk Management committee. The following discussion addresses the three major risks we face: credit, market, and liquidity.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from our investment and lending activities.

Investment Activities

While the overall residential real estate market has stabilized, we carry a higher exposure to loss with certain of our non-agency collateralized mortgage obligations. Of the four non-agency collateralized mortgage obligations we carried at June 30, 2014, three were rated below investment grade. The total market value of these four securities was $15.9 million at June 30, 2014 and represents less than 1% of our available-for-sale securities portfolio. The unrealized gain on these securities at June 30, 2014 was approximately $0.5 million. Deterioration in the performance of the underlying loan collateral could result in deterioration in the performance of our asset-backed securities. During 2013, one non-agency mortgage-backed security that was below investment grade paid down and two non-agency mortgage-backed securities were sold. There was no other-than-temporary-impairment recorded in either the first six months of 2014 or 2013 on these securities.

We also carry a higher exposure to loss in our pooled trust preferred securities, which are collateralized debt obligations, due to illiquidity in that market and the performance of the underlying collateral. At June 30, 2014, we had pooled trust preferred securities with a fair value of approximately $6.4 million, or 0.3% of the available-for-sale securities portfolio. These securities remained classified as available-for-sale and at June 30, 2014, the unrealized loss on our pooled trust preferred securities was approximately $11.6 million. There was no other-than-temporary-impairment recorded in either the first six months of 2014 or 2013 on these securities.

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

Included in the held-to-maturity category at June 30, 2014 are approximately $28.9 million of agency mortgage-backed securities and $655.0 million of municipal securities at amortized cost. During the third quarter of 2013, state and political subdivision securities with a fair value of $357.8 million were transferred from the available-for-sale portfolio to the held-to-maturity portfolio to better align with the percentage of these securities held by our peers and to protect our tangible common equity against rising interest rates.

Counterparty Exposure

Counterparty exposure is the risk that the other party in a financial transaction will not fulfill its obligation. We define counterparty exposure as nonperformance risk in transactions involving federal funds sold and purchased, repurchase agreements, correspondent bank relationships, and derivative contracts with companies in the financial services industry. Old National’s net counterparty exposure was an asset of $325.4 million at June 30, 2014.

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

Commercial mortgages and construction loans are offered to real estate investors, developers, and builders primarily domiciled in the geographic market areas we serve, primarily Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. These loans are secured by first mortgages on real estate at loan-to-value (“LTV”) margins deemed appropriate for the property type, quality, location and sponsorship. Generally, these LTV ratios do not exceed 80%. The commercial properties are predominantly non-residential properties such as retail centers, apartments, industrial properties and, to a lesser extent, more specialized properties. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

We lend primarily to small- and medium-sized commercial and commercial real estate clients in various industries including manufacturing, agribusiness, transportation, mining, wholesaling and retailing. At June 30, 2014, we had no concentration of loans in any single industry exceeding 10% of our portfolio and had no exposure to foreign borrowers or sovereign debt. Our policy is to concentrate our lending activity in the geographic market areas we serve, primarily Indiana, southeastern Illinois, western Kentucky and southwestern Michigan. We are experiencing a slow and gradual improvement in the economy of our principal markets. Management expects that trends in under-performing, criticized and classified loans will be influenced by the degree to which the economy strengthens or weakens.

During the third quarter of 2011, Old National acquired the banking operations of Integra Bank in an FDIC assisted transaction. As of June 30, 2014, acquired loans totaled $209.0 million and there was $11.2 million of other real estate owned. The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans, and other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. At June 30, 2014, approximately $167.5 million of loans, net of discount and allowance, and $11.2 million of other real estate owned are covered by the loss sharing agreements. Under the terms of the loss sharing agreements, the FDIC will reimburse Old National for 80% of losses up to $275.0 million. These covered assets are included in our summary of under-performing, criticized and classified assets found below.

On April 25, 2014, Old National closed on its acquisition of Tower. As of June 30, 2014, acquired loans totaled $355.2 million and there was $0.5 million of other real estate owned. In accordance with accounting for business combinations, there was no allowance brought forward on any of the acquired loans, as the credit losses evident in the loans were included in the determination of the fair value of the loans at the acquisition date. Old National reviewed the acquired loans and determined that as of June 30, 2014, $14.1 million met the definition of criticized, $27.2 million were considered classified, and $1.3 million were doubtful. Our current preference would be to work these loans and avoid foreclosure actions unless additional credit deterioration becomes apparent. These assets are included in our summary of under-performing, criticized and classified assets found below.

Summary of under-performing, criticized and classified assets:

	June 30,		December 31,
(dollars in thousands)	2014	2013	2013
Nonaccrual loans
Commercial	$30,305	$31,408	$28,635
Commercial real estate	50,644	82,631	52,363
Residential real estate	11,401	10,412	10,333
Consumer	4,358	5,007	5,318
Covered loans (5)	21,317	60,312	31,793

Total nonaccrual loans (6)	118,025	189,770	128,442
Renegotiated loans not on nonaccrual
Noncovered loans	21,311	9,023	15,596
Covered loans (5)	128	35	148
Past due loans (90 days or more and still accruing)
Commercial	2	11	—
Commercial real estate	78	80	—
Residential real estate	26	658	35
Consumer	181	440	189
Covered loans (5)	93	18	14

Total past due loans	380	1,207	238
Other real estate owned	6,729	7,739	7,562
Other real estate owned, covered (5)	11,155	23,131	13,670

Total under-performing assets	$157,728	$230,905	$165,656

Classified loans (includes nonaccrual, renegotiated, past due 90 days and other problem loans)	$203,874	$198,445	$159,783
Classified loans, covered (5)	24,819	67,479	35,500
Other classified assets (3)	41,452	49,623	43,861
Criticized loans	112,914	152,801	135,401
Criticized loans, covered (5)	6,490	14,044	8,421

Total criticized and classified assets	$389,549	$482,392	$382,966

Asset Quality Ratios including covered assets:
Non-performing loans/total loans (1) (2)	2.52%	3.84%	2.84%
Under-performing assets/total loans and other real estate owned (1)	2.84	4.43	3.25
Under-performing assets/total assets	1.52	2.40	1.73
Allowance for loan losses/under-performing assets (4)	29.26	21.36	28.46
Allowance for loan losses/nonaccrual loans (6)	39.10	25.99	36.71
Asset Quality Ratios excluding covered assets:
Non-performing loans/total loans (1) (2)	2.20	2.83	2.31
Under-performing assets/total loans and other real estate owned (1)	2.33	3.01	2.46
Under-performing assets/total assets	1.20	1.53	1.25
Allowance for loan losses/under-performing assets (4)	33.99	29.77	34.78
Allowance for loan losses/nonaccrual loans (6)	43.94	33.90	43.19

(1)	Loans exclude residential loans held for sale and leases held for sale.
(2)	Non-performing loans include nonaccrual and renegotiated loans.
(3)	Includes 3 pooled trust preferred securities, 3 non-agency mortgage-backed securities and 4 corporate securities at June 30, 2014.
(4)	Because the acquired loans from Monroe, Integra, Indiana Community and Tower were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date.
(5)	The Company entered into separate loss sharing agreements with the FDIC providing for specified credit loss protection for substantially all acquired single family residential loans, commercial loans and other real estate owned. At June 30, 2014, we expect eighty percent of any losses incurred on these covered assets to be reimbursed to Old National by the FDIC.
(6)	Includes approximately $35.5 million of purchased credit impaired loans that are categorized as nonaccrual because the collection of principal or interest is doubtful. These loans are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Under-performing assets totaled $157.7 million at June 30, 2014, a decrease of $73.2 million compared to $230.9 million at June 30, 2013, and a decrease of $8.0 million compared to $165.7 million at December 31, 2013. As a percent of total loans and other real estate owned, under-performing assets, at June 30, 2014, were 2.84%, a decrease from the June 30, 2013 ratio of 4.43% and a decrease from the December 31, 2013 ratio of 3.25%. At June 30, 2014, under-performing assets related to covered assets acquired in the Integra Bank acquisition were approximately $32.7 million, which included approximately $21.3 million of nonaccrual loans, $0.2 million of past due loans and renegotiated loans and $11.2 million of other real estate owned. The nonaccrual covered loans are categorized in this manner because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets.

Nonaccrual loans were $118.0 million at June 30, 2014, compared to $189.8 million at June 30, 2013, and $128.4 million at December 31, 2013. Nonaccrual loans decreased primarily as a result of decreases in our acquired covered nonaccrual loans and our commercial real estate loan portfolio. Nonaccrual loans, however, have remained at elevated levels since the acquisition of Monroe Bancorp and the FDIC-assisted acquisition of Integra in 2011. In addition, nonaccrual loans at June 30, 2014 include $20.8 million of loans related to loans acquired from Tower Financial Corporation in April 2014. Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp, the Bank of America branches and Tower Financial Corporation were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. As a percent of nonaccrual loans (excluding covered loans), the allowance for loan losses was 43.94% at June 30, 2014, compared to 33.90% at June 30, 2013 and 43.19% at December 31, 2013. Included in nonaccrual loans at June 30, 2014 and December 31, 2013 were $35.5 million and $38.3 million, respectively, of purchased credit impaired loans that were included in the nonaccrual category because the collection of principal or interest is doubtful. However, they are accounted for under FASB ASC 310-30 and accordingly treated as performing assets. We would expect our nonaccrual loans to remain at elevated levels until management can work through and resolve these purchased credit impaired loans.

Total classified and criticized assets were $389.5 million at June 30, 2014, a decrease of $92.8 million from June 30, 2013, and an increase of $6.6 million from December 31, 2013. Included in criticized and classified assets at June 30, 2014, is $42.6 million related to the acquisition of Tower Financial Corporation. Other classified assets include $41.5 million, $49.6 million and $43.9 million of investment securities that fell below investment grade rating at June 30, 2014, June 30, 2013 and December 31, 2013, respectively.

Old National may choose to restructure the contractual terms of certain loans. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit Old National by increasing the ultimate probability of collection.

Any loans that are modified are reviewed by Old National to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. During the six months ended June 30, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the maturity date at a stated rate of interest lower than the current market rate of new debt with similar risk, or a permanent reduction of the recorded investment of the loan.

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

When a consumer or residential loan is identified as a troubled debt restructuring, the loan is written down to its collateral value less selling costs.

At June 30, 2014, our troubled debt restructurings consisted of $18.6 million of commercial loans, $20.4 million of commercial real estate loans, $2.0 million of consumer loans and $2.5 million of residential loans, totaling $43.5 million. Approximately $22.2 million of the troubled debt restructuring at June 30, 2014 were included with nonaccrual loans. As of June 30, 2014, Old National had allocated specific reserves of $2.7 million to commercial loans and $2.1 million to commercial real estate loans for loans that have been modified in troubled debt restructurings. At December 31, 2013, our troubled debt restructurings consisted of $22.5 million of commercial loans, $22.6 million of commercial real estate loans, $1.4 million of consumer loans and $2.4 million of residential loans, totaling $48.9 million. Approximately $33.1 million of the troubled debt restructuring at December 31, 2013 were included with nonaccrual loans. As of December 31, 2013, Old National had allocated specific reserves of $2.1 million to commercial loans and $2.0 million to commercial real estate loans for loans that have been modified in troubled debt restructurings.

The terms of certain other loans were modified during the six months ended June 30, 2014 that did not meet the definition of a troubled debt restructuring. It is our process to review all classified and criticized loans that, during the period, have been renewed, have entered into a forbearance agreement, have gone from principal and interest to interest only, or have extended the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on its debt in the foreseeable future without the modification. The evaluation is performed under our internal underwriting policy. We also evaluate whether a concession has been granted or if we were adequately compensated through a market interest rate, additional collateral or a bona fide guarantee. We also consider whether the modification was insignificant relative to the other terms of the agreement or if the delay in a payment was 90 days or less.

Purchased credit impaired (“PCI”) loans are not considered impaired until after the point at which there has been a degradation of cash flows below our expected cash flows at acquisition. If a PCI loan is subsequently modified, and meets the definition of a TDR, it will be removed from PCI accounting and accounted for as a TDR only if the PCI loan was being accounted for individually. If the purchased credit impaired loan is being accounted for as part of a pool, it will not be removed from the pool. As of June 30, 2014, it has not been necessary to remove any loans from PCI accounting.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

Loan charge-offs, net of recoveries, totaled $1.0 million for the three months ended June 30, 2014, as compared to $0.5 million for the three months ended June 30, 2013. Loan charge-offs, net of recoveries, totaled $0.6 million for the six months ended June 30, 2014, as compared to $2.6 million for the six months ended June 30, 2013. Annualized, net charge-offs to average loans were 0.07% and 0.02% for the three and six months ended June 30, 2014, as compared to 0.04% and 0.10% for the three and six months ended June 30, 2013. Management will continue its efforts to reduce the level of non-performing loans and may consider the possibility of sales of troubled and non-performing loans, which could result in additional charge-offs to the allowance for loan losses.

To provide for the risk of loss inherent in extending credit, we maintain an allowance for loan losses. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events and regulatory guidance. At June 30, 2014, the allowance for loan losses was $46.2 million, a decrease of $3.1 million compared to $49.3 million at June 30, 2013, and a decrease of $0.9 million compared to $47.1 million at December 31, 2013. Over the last twelve months, charge-offs have remained low and we continue to see positive trends in credit quality. Continued loan growth in future periods could result in an increase in provision expense. As a percentage of total loans excluding loans held for sale, the allowance was 0.83% at June 30, 2014, compared to 0.95% at June 30, 2013, and 0.93% at December 31, 2013. The decrease from June 30, 2013 is primarily a result of the $1.7 million of provision expense recapture during the third quarter of 2013, combined with the acquisition of Tower. The acquired loans from Tower were recorded at fair value pursuant to ASC 805, and accordingly no allowance was recorded at the acquisition date. The provision for loan losses for the six months ended June 30, 2014, was a credit of $363 thousand compared to a credit of $2.8 million for the six months ended June 30, 2013.

Because the acquired loans from Monroe Bancorp, Integra Bank, Indiana Community Bancorp, the Bank of America branches and Tower Financial Corp were recorded at fair value in accordance with ASC 805 at the date of acquisition, the credit risk is incorporated in the fair value recorded. No allowance for loan losses is recorded on the acquisition date. We would expect that as the fair value mark is accreted into income over future periods, a reserve will be established to absorb credit deterioration or adverse changes in expected cash flows. Through June 30, 2014, $1.5 million, $3.9 million, $0.1 million and $0.2 million had been reserved for these purchased credits from Monroe Bancorp, Integra Bank, Indiana Community Bancorp and Tower Financial Corp, respectively.

The following table provides additional details of the following components of the allowance for loan losses, including FAS 5/ASC 450 (Accounting for Contingencies), FAS 114/ASC 310-40 (Accounting by Creditors for Impairment of a Loan) and SOP 03-3/ASC 310-30 (Accounting for Certain Loans or Debt Securities Acquired in a Transfer):

			Purchased Loans
	Legacy		Covered			Non-covered
(dollars in thousands)	FAS 5	FAS 114	FAS 5	FAS 114	SOP 03-3	FAS 5	FAS 114	SOP 03-3
Loan balance	$4,633,399	$54,571	$68,992	$6,007	$96,149	$622,035	$17,890	$39,825
Remaining purchase discount	—	—	4,325	—	65,521	33,737	6,294	24,317
Allowance, January 1, 2014	30,826	8,346	1,552	—	3,852	—	—	2,569
Charge-offs	(534)	(3,281)	(35)	(558)	(284)	(367)	(98)	(405)
Recoveries	457	3,161	11	109	74	129	716	275
Provision expense	2,249	(796)	(637)	1,732	(2,158)	238	(314)	(677)

Allowance, June 30, 2014	$32,998	$7,430	$891	$1,283	$1,484	$—	$304	$1,762

We maintain an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $3.5 million reserve for unfunded loan commitments at June 30, 2014 is classified as a liability account on the balance sheet. The reserve for unfunded loan commitments was $2.7 million at December 31, 2013. The reserve for unfunded loan commitments increased primarily due to the acquisition of Tower Financial.

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

Our simulation scenarios assume the following market interest rates with an instantaneous shift from current interest rates.

	Hypothetical LIBOR/Swap Yield Curves, June 30, 2014
	3-Month	6-Month	1-Year	2-Year	3-Year	5-Year	10-Year	20-Year	30-Year
+ 3.00%	3.23%	3.33%	3.55%	3.58%	4.00%	4.70%	5.63%	6.21%	6.33%
+ 2.00%	2.23%	2.33%	2.55%	2.58%	3.00%	3.70%	4.63%	5.21%	5.33%
+ 1.00%	1.23%	1.33%	1.55%	1.58%	2.00%	2.70%	3.63%	4.21%	4.33%
Yield Curve at 6/30	0.23%	0.33%	0.55%	0.58%	1.00%	1.70%	2.63%	3.21%	3.33%
- 1.00%	NA	NA	NA	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	1.23%	1.33%	1.55%	1.58%	1.00%	1.70%	2.63%	3.43%	3.54%
Long end	0.23%	0.33%	0.55%	0.58%	1.00%	1.70%	1.63%	2.21%	2.33%
100 bp steepening of curve
Short end	0.00%	0.00%	0.00%	0.00%	1.00%	1.70%	2.63%	3.21%	3.33%
Long end	0.23%	0.33%	0.55%	0.58%	1.00%	1.70%	3.63%	4.21%	4.33%

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

Results of our simulation modeling project that our net interest income could change as follows over one-year and two-year horizons, relative to our base case scenarios at June 30, 2014.

	Changes in Net Interest Income
	One Year Horizon
	6/30/2014			6/30/2013
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	268,572	(10,655)	-3.82%	228,535	(37,321)	-14.04%
+ 2.00%	273,121	(6,106)	-2.19%	243,247	(22,609)	-8.50%
+ 1.00%	276,203	(3,025)	-1.08%	258,170	(7,685)	-2.89%
Yield Curve	279,227	—	0.00%	265,856	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	274,429	(4,799)	-1.72%	256,150	(9,705)	-3.65%
Long end	277,173	(2,055)	-0.74%	262,488	(3,368)	-1.27%
100 bp steepening of curve
Short end	277,470	(1,758)	-0.63%	265,108	(748)	-0.28%
Long end	280,733	1,506	0.54%	268,273	2,417	0.91%

	Changes in Net Interest Income
	Two Year Cumulative Horizon
	6/30/2014			6/30/2013
Immediate Change in the Level of Interest Rates	Net Interest Income (000s)	$ Change (000s)	% Change	Net Interest Income (000s)	$ Change (000s)	% Change
+ 3.00%	563,089	9,961	1.80%	473,292	(52,591)	-10.00%
+ 2.00%	561,668	8,540	1.54%	498,625	(27,258)	-5.18%
+ 1.00%	557,676	4,547	0.82%	521,021	(4,862)	-0.92%
Yield Curve	553,128	—	0.00%	525,883	—	0.00%
- 1.00%	NA	NA	NA	NA	NA	NA
100 bp flattening of curve
Short end	551,485	(1,644)	-0.30%	513,298	(12,585)	-2.39%
Long end	546,559	(6,570)	-1.19%	514,056	(11,827)	-2.25%
100 bp steepening of curve
Short end	546,042	(7,087)	-1.28%	521,518	(4,365)	-0.83%
Long end	558,350	5,222	0.94%	534,263	8,380	1.59%

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

	Economic Value of Equity
	6/30/2014			6/30/2013
Immediate Change in the Level of Interest Rates	Economic Value of Equity (millions)	$ Change (millions)	% Change	Economic Value of Equity (millions)	$ Change (millions)	% Change
+ 3.00%	1,055	(130)	-10.98%	758	(192)	-20.19%
+ 2.00%	1,108	(78)	-6.56%	833	(117)	-12.28%
+ 1.00%	1,158	(28)	-2.34%	929	(21)	-2.19%
Yield Curve	1,185	—	—	950	—	—
- 1.00%	NA	NA	NA	NA	NA	NA

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

We use derivatives, primarily interest rate swaps, as one method to manage interest rate risk in the ordinary course of business. We also provide derivatives to our commercial customers in connection with managing interest rate risk. Our derivatives had an estimated fair value loss of $1.5 million at June 30, 2014, compared to an estimated fair value gain of $2.4 million at December 31, 2013. See Note 17 to the consolidated financial statements for further discussion of derivative financial instruments.

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

A time deposit maturity schedule for Old National Bank is shown in the following table for June 30, 2014.

Time Deposit Maturity Schedule, June 30, 2014
Maturity Bucket	Amount (000s)	Rate
2014	$375,156	0.52%
2015	302,422	1.10%
2016	176,140	2.74%
2017	49,906	0.84%
2018	39,323	1.17%
2019 and beyond	41,982	1.65%

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

The senior debt ratings of Old National and Old National Bank at June 30, 2014, are shown in the following table.

SENIOR DEBT RATINGS
Moody’s Investor Service
	Long	Short
	term	term
Old National Bancorp	N/A	N/A
Old National Bank	A2	P-1

N/A = not applicable

Old National Bank maintains relationships in capital markets with brokers and dealers to issue certificates of deposit and short-term and medium-term bank notes as well. As of June 30, 2014, Old National Bancorp and its subsidiaries had the following availability of liquid funds and borrowings.

	Parent
(dollars in thousands)	Company	Subsidiaries
Available liquid funds:
Cash and due from banks	$35,040	$201,653
Unencumbered government-issued debt securities	—	1,255,650
Unencumbered investment grade municipal securities	—	657,711
Unencumbered corporate securities	—	100,541
Unencumbered other securities	—	—
Availability of borrowings:
Amount available from Federal Reserve discount window*	—	451,014
Amount available from Federal Home Loan Bank Indianapolis*	—	359,293
Amount available under other credit facilities	—	—

Total available funds	$35,040	$3,025,862

*	Based on collateral pledged

The Parent Company (Old National Bancorp) has routine funding requirements consisting primarily of operating expenses, dividends to shareholders, debt service, net derivative cash flows and funds used for acquisitions. The Parent Company can obtain funding to meet its obligations from dividends and management fees collected from its subsidiaries, operating line of credit and through the issuance of debt securities. Additionally, the Parent Company has a shelf registration in place with the Securities and Exchange Commission permitting ready access to the public debt and equity markets. At June 30, 2014, the Parent Company’s other borrowings outstanding were $45.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. Our banking affiliates have entered into various agreements to extend credit, including loan commitments of $1.382 billion and standby letters of credit of $68.7 million at June 30, 2014. At June 30, 2014, approximately $1.303 billion of the loan commitments had fixed rates and $79 million had floating rates, with the floating rates ranging from 0% to 21%. At December 31, 2013, loan commitments were $1.271 billion and standby letters of credit were $62.0 million. The term of these off-balance sheet arrangements is typically one year or less.

During the second quarter of 2007, we entered into a risk participation in an interest rate swap. The interest rate swap had a notional amount of $8.0 million at June 30, 2014.

CONTRACTUAL OBLIGATIONS

The following table presents our significant fixed and determinable contractual obligations at June 30, 2014:

CONTRACTUAL OBLIGATIONS
	Payments Due In
	One Year	One to	Three to	Over
(dollars in thousands)	or Less (1)	Three Years	Five Years	Five Years	Total
Deposits without stated maturity	$6,570,074	$—	$—	$—	$6,570,074
IRAs, consumer and brokered certificates of deposit	375,156	478,562	89,229	41,982	984,929
Short-term borrowings	467,578	—	—	—	467,578
Other borrowings	405,728	117,458	191,583	187,246	902,015
Fixed interest payments (2)	3,488	13,042	8,668	23,423	48,621
Operating leases	15,991	62,870	61,461	234,255	374,577
Other long-term liabilities (3)	374	—	—	—	374

(1)	For the remaining six months of fiscal 2014.
(2)	Our subordinated notes, certain trust preferred securities and certain Federal Home Loan Bank advances have fixed rates ranging from 0.16% to 8.34%. All of our other long-term debt is at Libor based variable rates at June 30, 2014. The projected variable interest assumes no increase in Libor rates from June 30, 2014.
(3)	Amount expected to be contributed to the pension plans in 2014. Amounts for 2015 and beyond are unknown at this time.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities. We consider these policies to be critical accounting policies. The judgment and assumptions made are based upon historical experience or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations.

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

Management’s analysis of probable losses in the portfolio at June 30, 2014, resulted in a range for allowance for loan losses of $13.5 million. The range pertains to general (FASB ASC 310, Receivables/SFAS 5) reserves for both retail and performing commercial loans. Specific (FASB ASC 310, Receivables/SFAS 114) reserves do not have a range of probable loss. Due to the risks and uncertainty associated with the economy, our projection of FAS 5 loss rates inherent in the portfolio, and our selection of representative historical periods, we establish a range of probable outcomes (a high-end estimate and a low-end estimate) and evaluate our position within this range. The potential effect to net income based on our position in the range relative to the high and low endpoints is a decrease of $1.5 million and an increase of $7.3 million, respectively, after taking into account the tax effects. These sensitivities are hypothetical and are not intended to represent actual results.

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

FORWARD-LOOKING STATEMENTS

In this report, we have made various statements regarding current expectations or forecasts of future events, which speak only as of the date the statements are made. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made from time-to-time in press releases and in oral statements made by the officers of Old National Bancorp (“Old National,” or the “Company”). Forward-looking statements are identified by the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, the Company’s business and growth strategies, including future acquisitions of banks, regulatory developments, and expectations about performance as well as economic and market conditions and trends.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/14 - 04/30/14	—	$—	—	1,884,309
05/01/14 - 05/31/14	—	—	—	1,884,309
06/01/14 - 06/30/14	1,540	13.53	1,540	1,882,769

Quarter-to-date 06/30/14	1,540	$13.53	1,540	1,882,769

On January 23, 2014, the Board of Directors approved the repurchase of up to 2.0 million shares of stock over a twelve month period beginning January 23, 2014 and ending January 31, 2015. During the first six months of 2014, Old National repurchased a limited number of shares associated with employee share-based incentive programs but did not repurchase any shares on the open market.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedure by which security holders recommend nominees to the Company’s board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among Federal Deposit Insurance Corporation, receiver of Integra Bank National Association, Evansville, Indiana, the Federal Deposit Insurance Corporation and Old National Bank, dated July 29, 2011 (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011).

2.2	Purchase and Assumption Agreement dated as of January 8, 2013 by and between Old National Bancorp and Bank of America, National Association (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2013).

2.3	Agreement and Plan of Merger dated as of September 9, 2013 by and between Old National Bancorp and Tower Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

2.4	Agreement and Plan of Merger dated as of January 7, 2014 by and between Old National Bancorp and United Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

2.5	Agreement and Plan of Merger dated as of June 3, 2014 by and between Old National Bancorp and LSB Financial Corp. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

2.6	Agreement and Plan of Merger dated as of July 25, 2014 by and between Old National Bancorp and Founders Financial Corporation (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

3.1	Third Amended and Restated Articles of Incorporation of Old National, amended October 25, 2013 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013).

3.2	Amended and restated By-Laws of Old National Bancorp, amended June 2, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2014).

3.3	Amended and Restated By-Laws of Old National Bancorp, amended July 24, 2014 (incorporated by reference to Exhibit 3.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2014).

4.1	Senior Indenture between Old National and The Bank of New York Trust Company (as successor to J.P. Morgan Trust Company, National Association (as successor to Bank One, NA)), as trustee, dated as of July 23, 1997 (incorporated by reference to Exhibit 4.3 to Old National’s Registration Statement on Form S-3, Registration No. 333-118374, filed with the Securities and Exchange Commission on December 2, 2004).

4.2	Form of Indenture between Old National and J.P. Morgan Trust Company, National Association (as successor to Bank One, NA), as trustee (incorporated by reference to Exhibit 4.1 to Old National’s Registration Statement on Form S-3, Registration No. 333-87573, filed with the Securities and Exchange Commission on September 22, 1999).

4.3	First Indenture Supplement dated as of May 20, 2005, between Old National and J.P. Morgan Trust Company, as trustee, providing for the issuance of its 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

4.4	Form of 5.00% Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2005).

10.1	Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(a) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.2	Second Amendment to the Deferred Compensation Plan for Directors of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(b) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.3	2005 Directors Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(c) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.4	Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(d) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.5	Second Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(e) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.6	Third Amendment to the Supplemental Deferred Compensation Plan for Select Executive Employees of Old National Bancorp and Subsidiaries (As Amended and Restated Effective as of January 1, 2003) (incorporated by reference to Exhibit 10(f) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.7	2005 Executive Deferred Compensation Plan (Effective as of January 1, 2005) (incorporated by reference to Exhibit 10(g) of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2004).*

10.8	Summary of Old National Bancorp’s Outside Director Compensation Program (incorporated by reference to Old National’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).*

10.9	Form of Executive Stock Option Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(h) of Old National’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).*

10.10	Form of 2006 Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2006).*

10.11	Form of 2007 Non-qualified Stock Option Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(y) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).*

10.12	Lease Agreement, dated December 20, 2006 between ONB One Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(aa) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Lease Agreement, dated December 20, 2006 between ONB 123 Main Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ab) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14	Lease Agreement, dated December 20, 2006 between ONB 4th Street Landlord, LLC and Old National Bank (incorporated by reference to Exhibit 10(ac) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, and Old National Bank (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.16	Lease Supplement No. 1 dated September 19, 2007, by and between ONB CTL Portfolio Landlord #1, LLC, Old National Bank and ONB Insurance Group, Inc. (incorporated by reference to Exhibit 99.3 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.17	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #2, LLC, and Old National Bank (incorporated by reference to Exhibit 99.4 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.18	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #3, LLC, and Old National Bank (incorporated by reference to Exhibit 99.5 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.19	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #4, LLC, and Old National Bank (incorporated by reference to Exhibit 99.6 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.20	Master Lease Agreement dated September 19, 2007, by and between ONB CTL Portfolio Landlord #5, LLC, and Old National Bank (incorporated by reference to Exhibit 99.7 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007).

10.21	Form of Lease Agreement dated October 19, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).

10.22	Form of Lease Agreement dated December 27, 2007 entered into by affiliates of Old National Bancorp and affiliates of SunTrust Equity Funding, LLC (as incorporated by reference to Exhibit 99.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2007).

10.23	Form of 2008 Non-qualified Stock Option Award Agreement (incorporated by reference to Exhibit 99.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008).*

10.24	Old National Bancorp Code of Conduct (incorporated by reference to Exhibit 14.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2008).

10.25	Form of 2009 Executive Stock Option Agreement between Old National and certain key associates (incorporated by reference to Old National’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 13, 2009).*

10.26	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-161394 filed with the Securities and Exchange Commission on August 17, 2009).

10.27	Form of Employment Agreement for Robert G. Jones (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.28	Form of Employment Agreement for Barbara A Murphy, Christopher A. Wolking, Allen R. Mounts and Daryl D. Moore (incorporated by reference to Exhibit 10.2 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2011).*

10.29	Employment Agreement for James A. Sandgren (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2014).*

10.30	Form of 2011 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(av) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.31	Form of 2011 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(aw) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.32	Form of 2011 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ax) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.33	Form of Amended Severance/Change of Control Agreement for Jeffrey L. Knight (incorporated by reference to Exhibit 10(bb) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.34	Form of 2012 Performance Share Award Agreement – Internal Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bc) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.35	Form of 2012 Performance Share Award Agreement – Relative Performance Measures between Old National and certain key associates (incorporated by reference to Exhibit 10(bd) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.36	Form of 2012 “Service Based” Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(be) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2011).*

10.37	Old National Bancorp Amended and Restated 2008 Incentive Compensation Plan (incorporated by reference to Appendix I of Old National’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 14, 2012).*

10.38	Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to Old National’s Registration Statement on Form S-3, Registration No. 333-183344 filed with the Securities and Exchange Commission on August 16, 2012).

10.39	Form of 2013 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bg) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.40	Form of 2013 Performance Share Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(bh) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2012).*

10.41	Voting Agreement by and among directors of Tower Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2013).

10.42	Voting Agreement by and among directors of United Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2014).

10.43	Form of 2014 Performance Units Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(ap) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.44	Form of 2014 Restricted Stock Award Agreement between Old National and certain key associates (incorporated by reference to Exhibit 10(aq) of Old National’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.45	Voting Agreement by and among directors of LSB Financial Corp. (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2014).

10.46	Voting Agreement by and among directors of Founders Financial Corporation (incorporated by reference to Exhibit 10.1 of Old National’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2014).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Old National Bancorp’s Form 10-Q Report for the quarterly period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement
**	Furnished, not filed

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

Date: August 1, 2014